Form 10-K
period 1993-12-31
ABBOTT LABORATORIES
filed 1994-03-03
CIK 1800

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                   FORM 10-K
                            WASHINGTON, D. C. 20549
                              -------------------

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                              -------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993.       COMMISSION FILE NUMBER 1-2189

[LOGO]                               ABBOTT LABORATORIES

     AN ILLINOIS CORPORATION                     36-0698440
                                       (I.R.S. employer identification
                                                   number)
       ONE ABBOTT PARK ROAD                    (708) 937-6100
 ABBOTT PARK, ILLINOIS 60064-3500            (telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                                                                       ON WHICH REGISTERED
                   TITLE OF EACH CLASS
Common Shares, Without Par Value                            New York Stock Exchange
                                                            Chicago Stock Exchange
                                                            Pacific Stock Exchange

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                             YES __X__    NO _____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN THE PROXY STATEMENT INCORPORATED BY REFERENCE
IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [    ]

THE AGGREGATE MARKET VALUE OF THE 748,888,598 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 31, 1994, WAS APPROXIMATELY $22,092,213,641.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1994: 819,811,254.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1993 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1994 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

    Abbott Laboratories is an Illinois corporation, incorporated in 1900. The Company's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products and services.

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Industry Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1993 ("1993 Annual Report"), filed as an exhibit to this report. Also incorporated herein by reference is the text and table of sales by class of similar products included in the section of the 1993 Annual Report captioned "Financial Review."

                       NARRATIVE DESCRIPTION OF BUSINESS

PHARMACEUTICAL AND NUTRITIONAL PRODUCTS

    Included in this segment is a broad line of adult and pediatric pharmaceuticals and nutritionals. These products are sold primarily on the prescription or recommendation of physicians or other health care professionals. The segment also includes agricultural and chemical products, bulk pharmaceuticals, and consumer products.

    Principal pharmaceutical and nutritional products include the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin-R- and outside the United States primarily under the trademark Klacid-R-and tosufloxacin, sold in Japan under the trademark Tosuxacin-TM-; various forms of the antibiotic erythromycin, sold primarily as PCE-R- or polymer-coated erythromycin, Erythrocin-R-, and E.E.S.-R-; agents for the treatment of epilepsy, including Depakote-R-; a broad line of cardiovascular products, including Loftyl-R-, a vasoactive agent sold outside the United States; Hytrin-R-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-R-, a thrombolytic drug; Survanta-R-, a bovine derived lung surfactant; various forms of prepared infant formula, including Similac-R-, Isomil-R-, and Alimentum-R-; and other medical and pediatric nutritionals, including Ensure-R-, Ensure Plus-R-, Jevity-R-, Glucerna-R-, Advera-TM-, PediaSure-R-, Pedialyte-R- and Gain-R-. Consumer products include the dandruff shampoo Selsun Blue-R-; Murine-R- eye care and ear care products; Tronolane-R- hemorrhoid medication; and Faultless-R- rubber sundry products. Agricultural and chemical products include plant growth regulators, including ProGibb-R-; herbicides; larvicides, including Vectobac-R-; and biologically derived insecticides, including DiPel-R- and XenTari-R-.

    Pharmaceutical and nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Company-owned distribution centers or public warehouses. Certain products are co-marketed with other companies. In certain overseas countries, some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical and nutritional products are directed toward securing the prescription or recommendation of the Company's brand of products by physicians or other health care professionals. Managed care purchasers, for example health maintenance organizations (HMOs) and pharmacy benefit managers, are becoming increasingly important customers. Competition is generally from other broad line and specialized health care manufacturers. A significant aspect of competition is the search for technological innovations. The
- ------------------------
* As used throughout the text of this Report, the term "Company" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products.

    Consumer products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, scientific innovation, price, and availability of generic product forms.

    Agricultural and chemical products are generally sold to agricultural distributors and pharmaceutical companies. Competition is primarily from large chemical and agricultural companies and companies selling specialized agricultural products. Competition is based on numerous factors depending on the market served. Important competitive factors include product performance for specialized industrial and agricultural uses, price, and technological advantages.

    The  Company  is   the  leading   worldwide  producer   of  the   antibiotic
erythromycin. Similac-R- is the leading infant formula product in the United States.

    Under an agreement between the Company and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceuticals Inc. (TAP), owned 50 percent by the
Company and 50 percent by Takeda, develops and markets in the United States products based on Takeda research. TAP markets Lupron-R-, an LH-RH analog, and Lupron Depot-R-, a sustained release form of Lupron-R-, in the United States. These agents are used for the treatment of advanced prostatic cancer, endometriosis, and central precocious puberty. The Company also has marketing rights to certain Takeda products in select Latin American markets. The Company also markets Lupron-R-, Lupron Depot-R-, and Lupron Depot-Ped-R- in select markets outside the United States.

HOSPITAL AND LABORATORY PRODUCTS

    Hospital and laboratory products include diagnostic systems for blood banks, hospitals, commercial laboratories, and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment, including electronic drug delivery systems; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

    The principal products included in this segment are parenteral (intravenous or I.V.) solutions and related administration equipment sold as the LifeCare-R-line of products, LifeShield-R- sets, and Venoset-R- products; irrigating fluids; parenteral nutritionals such as Aminosyn-R- and Liposyn-R-; Plum-R- and Omni-Flow-R- electronic drug delivery systems; Abbott Pain Management Provider-R-; patient-controlled analgesia (PCA) systems; venipuncture products; hospital injectables; premixed I.V. drugs in various containers; ADD-Vantage-R- and Nutrimix-R- drug and nutritional delivery systems; anesthetics, including Pentothal-R-, isoflurane, and enflurane; hemodynamic monitoring equipment; Calcijex-R-, an injectable agent for treatment of bone disease in hemodialysis patients; critical care products including Opticath-R-; screening tests for hepatitis B, HTLV-1, hepatitis B core, and hepatitis C; tests for detection of AIDS antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs with the ADx-R- instrument; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-R-; clinical chemistry systems such as Abbott Spectrum-R-, Abbott Spectrum-R- EPx-R-, Abbott Spectrum-R- CCx-TM-, and Quantum-TM-; Commander-R- and IMx-R- lines of diagnostic instruments and chemical reagents used with immunoassay diagnostics; Abbott Vision-R-, a desk-top blood analyzer, the Abbott TestPack-R- system for diagnostic testing, and a full line of hematology systems and reagents known as the Cell-Dyn-R- series. The hospital and laboratory products the Company expects to introduce in the United States in 1994 include: AxSym-TM-, a diagnostic system; Abbott Maestro-TM-, a data management system; and EnCounter-R-, a desktop hematology analyzer.

    The Company markets hospital and laboratory products in the United States and many other countries. These products are generally distributed to wholesalers and directly to hospitals, laboratories, and physicians' offices from distribution centers maintained by the Company. Sales are also made in the home infusion services market directly to patients receiving treatment outside the hospital through marketing arrangements with hospitals and other health care providers. Overseas sales are made either directly to customers or through distributors, depending on the market served.

    The hospital and laboratory products industry segment is highly competitive, both in the United States and overseas. This segment is subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Products in this segment can be subject to rapid product obsolescence. The Company has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

    The Company is one of the leading domestic manufacturers of I.V. and irrigating solutions and related administration equipment, parenteral nutritional products, anesthesia products, and drug delivery systems. It is also the worldwide leader in in vitro diagnostic products, including thyroid tests, therapeutic drug monitoring, cancer monitoring tests, diagnostic tests for the detection of hepatitis and AIDS antibodies, and immunodiagnostic instruments.

         INFORMATION WITH RESPECT TO THE COMPANY'S BUSINESS IN GENERAL

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Company's operations from numerous suppliers in the United States and overseas. There have been no recent availability problems or significant supply shortages.

PATENTS, TRADEMARKS, AND LICENSES

    The Company is aware of the desirability for patent and trademark protection for its products. The Company owns, has applications pending for, and is licensed under a substantial number of patents. Accordingly, where possible, patents and trademarks are sought and obtained for the Company's products in the United States and all countries of major marketing interest to the Company. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 and 2. These, and various patents which expire during the period 1994 to 2011, in the aggregate, are believed to be of material importance in the operation of the Company's business. However, the Company believes that no single patent, license, trademark, (or related group of patents, licenses, or trademarks) is material in relation to the Company's business as a whole.

SEASONAL ASPECTS, CUSTOMERS, BACKLOG, AND RENEGOTIATION

    There are no significant seasonal aspects to the Company's business. The incidence of certain infectious diseases which occur at various times in different areas of the world does, however, affect the demand for the Company's anti-infective products. Orders for the Company's products are generally filled on a current basis, and order backlog is not material to the Company's business. No single customer accounted for sales equaling 10 percent or more of the Company's consolidated net sales. No material portion of the Company's business is subject to renegotiation of profits or termination of contracts at the election of the government.

RESEARCH AND DEVELOPMENT

    The   Company  spent  $880,974,000  in   1993,  $772,407,000  in  1992,  and
$666,336,000 in 1991 on research to discover and develop new products and processes and to improve existing products and processes. The Company continues to concentrate research expenditures in pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    The Company believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. The Company's capital and operating expenditures for pollution control in

1993 were approximately $32 million and $31 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $39 million and $36 million, respectively, in 1994.

    The Company is participating as one of many potentially responsible parties in investigation and/ or remediation at eight locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, the Company believes that the actual costs will be lower than these estimates, and the fraction for which the Company may be responsible is anticipated to be considerably less and will be paid out over a number of years. The Company expects to participate in the investigation or cleanup at these sites. The Company is also voluntarily investigating potential contamination at five Company-owned sites, and has initiated voluntary remediation at four Company-owned sites, in cooperation with the Environmental Protection Agency
(EPA) or similar state agencies.

    While it is not feasible to predict with certainty the costs related to the previously described investigation and cleanup activities, the Company believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on the Company's earnings or competitive position.

EMPLOYEES

    The Company employed 49,659 persons as of December 31, 1993.

REGULATION

    The development, manufacture, sale, and distribution of the Company's products are subject to comprehensive government regulation, and the general trend is toward more stringent regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, and manufacturing, marketing, sampling, distribution, recordkeeping, storage and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

    Continuing studies of the utilization, safety, and efficacy of health care products and their components are being conducted by industry, government agencies, and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of marketing of such products and give rise to claims for damages from persons who believe they have been injured as a result of their use.

    The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. In addition, the Federal government follows a diagnosis-related group
(DRG) payment system for certain institutional services provided under Medicare or Medicaid. The DRG system entitles a health care facility to a fixed reimbursement based on discharge diagnoses rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

    In the United States, governmental cost-containment efforts have extended to the federally subsidized Special Supplemental Food Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All of the states have also conducted competitive bidding for infant formula contracts which require the use of specific infant formula products for the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding upon the expiration of their existing infant formula contracts.

    Governmental regulatory agencies now require manufacturers to pay additional fees. Under the Prescription Drug User Fee Act of 1992, the Federal Food and Drug Administration imposes substantial fees on various aspects of the approval, manufacture and sale of prescription drugs. Congress is now considering expanding user fees to medical devices. The Company believes that such legislation, if enacted, will add considerable expense for the Company.

    In the United States comprehensive legislation has been proposed that would make significant changes to the availability, delivery and payment for healthcare products and services. It is the intent of such proposed legislation to provide health and medical insurance for all United States citizens and to reduce the rate of increases in United States healthcare expenditures. If such legislation is enacted, the Company believes it could have the effect of reducing prices for, or reducing the rate of price increases for health and medical insurance and medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations are having an impact on United States regulations, as well. The International Organization for Standardization ("ISO") provides the voluntary criteria for regulating medical devices within the European Economic Community. The Food and Drug Administration ("FDA") has announced that it will attempt to harmonize its regulation of medical devices with that of the ISO. Recently published changes to the FDA's regulations governing the manufacture of medical devices appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

    Efforts to reduce health care costs are also being made in the private sector. Health care providers have responded by instituting various cost reduction and containment measures.

    It is not possible to predict the extent to which the Company or the health care industry in general might be affected by the matters discussed above.

                            INTERNATIONAL OPERATIONS

    The Company markets products in approximately 130 countries through affiliates and distributors. Most of the products discussed in the preceding sections of this report are sold outside the United States. In addition, certain products of a local nature and variations of product lines to meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

ITEM 2. PROPERTIES

    The Company's corporate offices are located at One Abbott Park Road, Abbott Park, Illinois 60064-3500. The locations of a number of the Company's principal plants are listed below.

           LOCATION                                  INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
- ------------------------------  ---------------------------------------------------------------------------------
Abbott Park, Illinois           Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Altavista, Virginia             Pharmaceutical and Nutritional Products
Austin, Texas                   Hospital and Laboratory Products
Barceloneta, Puerto Rico        Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Campoverde, Italy               Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Casa Grande, Arizona            Pharmaceutical and Nutritional Products
Columbus, Ohio                  Pharmaceutical and Nutritional Products
Delkenheim, Germany             Hospital and Laboratory Products
Irving, Texas                   Hospital and Laboratory Products
Laurinburg, North Carolina      Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Mexico City, Mexico             Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Montreal, Canada                Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Mountain View, California       Hospital and Laboratory Products
North Chicago, Illinois         Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Queenborough, England           Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Rocky Mount, North Carolina     Hospital and Laboratory Products
Salt Lake City, Utah            Hospital and Laboratory Products
Santa Clara, California         Hospital and Laboratory Products
Sligo/Donegal/Cootehill,        Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
 Ireland
Sturgis, Michigan               Pharmaceutical and Nutritional Products
St. Remy, France                Pharmaceutical and Nutritional Products, and Hospital and Laboratory Products
Tokyo, Japan                    Hospital and Laboratory Products

    In addition to the above, the Company has manufacturing facilities in eight other locations in the United States and Puerto Rico. Overseas manufacturing facilities are located in 19 other countries. The Company's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States and Puerto Rico, the Company owns seven distribution centers. The Company also has twelve United States research and development facilities located at Abbott Park, Illinois; Andover, Massachusetts; Ashland, Ohio; Columbus, Ohio (2 locations); Irving, Texas; Long Grove, Illinois; Madera, California; Mountain View, California; North Chicago, Illinois; Salt Lake City, Utah; and Santa Clara, California. Overseas, the Company has research and development facilities in Argentina, Australia, Canada, Germany, Italy, Japan, The Netherlands, and the United Kingdom.

    The corporate offices, all manufacturing plants, and all other facilities in the United States and overseas are owned or leased by the Company or subsidiaries of the Company.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings including (as of January 31, 1994) 7 antitrust suits and 6 investigations in connection with the Company's sale and marketing of infant formula products, 138 product liability cases that allege injuries to the offspring of women who ingested a synthetic estrogen (DES) during pregnancy and 22 antitrust suits in connection with the Company's sale and marketing of pharmaceuticals.

    The infant formula antitrust suits, which are pending in various federal and state courts, allege that the Company conspired with one or more of its competitors to fix prices for infant formula, to rig a bid on a contract to provide infant formula under the federal government's Special Supplemental Food Program for Women, Infants, and Children (WIC), to deprive states of the benefits of competition in providing rebates to the state pursuant to WIC sales, and to restrain trade and monopolize the market for infant formula products in violation of state and federal antitrust laws. The suits were brought on behalf of individuals, a competitor, the Federal Trade Commission, and state governmental agencies seeking treble damages, civil penalties, and other relief. Three of the 7 cases are pending in state courts in Calhoun County and Shelby County, Alabama and in Austin, Texas. The Calhoun County suit purports to be a class action on behalf of Alabama consumers. The 4 other cases are pending in federal courts in Los Angeles, California, Tallahassee, Florida, Baton Rouge, Louisiana (this suit purports to be a class action on behalf of Louisiana consumers), and Washington, D.C. The Company has filed responses to the complaints denying all substantive allegations. The investigations are being conducted by the Attorneys General of the states of California, Connecticut, New York, Pennsylvania and Wisconsin and by the Canadian Bureau of Competition
Policy. The four shareholder derivative suits (which were consolidated in federal court in Chicago, Illinois) that had been filed against certain of the Company's officers and directors regarding the Company's sale and marketing of infant formula products were dismissed with prejudice on January 31, 1994.

    Twelve of the 22 pharmaceutical antitrust suits are pending in the United States District Court for the Southern District of New York; 4 are pending in state court in San Francisco County, California; the 6 remaining cases are pending in federal district courts in San Francisco, California, Savannah, Georgia, Minneapolis, Minnesota, Charleston, South Carolina, Austin, Texas, and Galveston, Texas. These suits allege that various pharmaceutical manufacturers have conspired to fix drug prices and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs. The suits were brought on behalf of retail pharmacies, seek treble damages and other relief, and some purport to be class actions. The Company intends to respond to the complaints denying all substantive allegations.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion, with which its General Counsel concurs, that their ultimate disposition should not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Officers of the Company are elected annually by the board of directors at the first meeting held after the annual shareholders meeting. Each officer holds office until a successor has been duly elected and qualified or until the officer's death, resignation, or removal. Vacancies may be filled at any meeting of the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of the Company.

    Current corporate officers, and their ages as of February 11, 1994, are listed below. The officers' principal occupations and employment from January 1989 to present and the dates of their first election as officers of the Company are also shown. Unless otherwise stated, employment was by the Company for the period indicated. There are no family relationships between any corporate officers or directors.

DUANE L. BURNHAM**, 52

    1989 -- Vice Chairman and Chief Financial Officer, and Director.
    1989 to 1990 -- Vice Chairman and Chief Executive Officer, and Director. 1990 to present -- Chairman of the Board and Chief Executive Officer, and
                       Director.
    Elected Corporate Officer -- 1982.

THOMAS R. HODGSON**, 52

    1989 to 1990 -- Executive Vice President and Director.
    1990 to present -- President and Chief Operating Officer, and Director. Elected Corporate Officer -- 1980.

ROBERT N. BECK**, 53

    1989 to 1992 -- Executive Vice President, BankAmerica and Bank of America. 1992 to present -- Senior Vice President, Human Resources.
    Elected Corporate Officer -- 1992.

PAUL N. CLARK**, 47

    1989 to 1990 -- Vice President, Pharmaceutical Operations.
    1990 to present -- Senior Vice President, Pharmaceutical Operations. Elected Corporate Officer -- 1985.

GARY P. COUGHLAN**, 49

    1989 -- Senior Vice President and Chief Financial Officer, Kraft, Inc.
    1989 to 1990 -- Senior Vice President, Finance, Kraft General Foods.
    1990 to present -- Senior  Vice  President,  Finance  and  Chief   Financial
                       Officer.
    Elected Corporate Officer -- 1990.

LAEL F. JOHNSON**, 56

    1989 -- Vice President, Secretary and General Counsel.
    1989 to present -- Senior Vice President, Secretary and General Counsel. Elected Corporate Officer -- 1981.

JOHN G. KRINGEL**, 54

    1989 to 1990 -- Vice President, Hospital Products.
    1990 to present -- Senior Vice President, Hospital Products.
    Elected Corporate Officer -- 1981.

J. DUNCAN MCINTYRE**, 56

    1989 to 1990 -- Vice President.
    1990 to present -- Senior Vice President, International Operations. Elected Corporate Officer -- 1987.

THOMAS M. MCNALLY**, 46

    1989 -- Area Vice President, Pacific, Asia and Africa, Abbott International,
            Ltd. (a subsidiary of the Company).
    1989 to 1990 -- Vice President, Chemical and Agricultural Products.
    1990 to 1993 -- Senior Vice President, Chemical and Agricultural Products. 1993 to present -- Senior Vice President, Ross Products.
    Elected Corporate Officer -- 1989.

ROBERT L. PARKINSON, JR.**, 43

    1989 -- Divisional Vice President, Commercial Operations.
    1989 to 1990 -- Vice President, Corporate Hospital Marketing.
    1990 to 1993 -- Vice President, European Operations.

    1993 to present -- Senior   Vice   President,   Chemical   and  Agricultural
                       Products.
    Elected Corporate Officer -- 1989.

DAVID A. THOMPSON**, 52

    1989 to 1990 -- Vice President, Diagnostic Operations.
    1990 to present -- Senior Vice President, Diagnostic Operations. Elected Corporate Officer -- 1982.

JOY A. AMUNDSON**, 39

    1989 to 1990 -- General Manager, Alternate Site.
    1990 -- Divisional Vice  President and  General Manager,  Hospital  Products
            Business Sector.
    1990 to 1994 -- Vice President, Corporate Hospital Marketing.
    1994 to present -- Vice President, Health Systems.
    Elected Corporate Officer -- 1990.

CHRISTOPHER B. BEGLEY, 41

    1989 -- Director, Hospital Products Business Sector.
    1989 to 1990 -- General Manager, Hospital Products Business Sector.
    1990 to 1993 -- Divisional  Vice  President  and  General  Manager, Hospital
                    Products Business Sector.
    1993 -- Vice President, Hospital Products Business Sector.
    Elected Corporate Officer -- 1993.

THOMAS D. BROWN, 45

    1989 to 1992 -- Divisional Vice President, Western Hemisphere.
    1992 to 1993 -- Divisional Vice President, Diagnostic Commercial Operations. 1993 to present -- Vice President, Diagnostic Commercial Operations.
    Elected Corporate Officer -- 1993.

GARY R. BYERS**, 52

    1989 to 1993 -- Divisional Vice President, Corporate Auditing. 1993 to present -- Vice President, Internal Audit.
    Elected Corporate Officer -- 1993.

KENNETH W. FARMER**, 48

    1989 -- Vice President, Management Information Services.
    1989 to present -- Vice  President,  Management  Information  Services   and
                       Administration.
    Elected Corporate Officer -- 1985.

THOMAS C. FREYMAN**, 39

    1989 to 1991 -- Treasurer,  Abbott International, Ltd.  (a subsidiary of the
                    Company).
    1991 to present -- Vice President and Treasurer.
    Elected Corporate Officer -- 1991.

JAY B. JOHNSTON, 50

    1989 to 1992 -- President, Dainabot Co., Ltd. (an affiliate of the  Company)
                    and   General  Manager  Asia   Pacific,  Abbott  Diagnostics
                    Division.
    1992 -- Divisional Vice President, Business Development.
    1992 to 1993 -- Divisional Vice  President and  General Manager,  Diagnostic
                    Assays and Operations.
    1993 to present -- Corporate   Vice   President,   Diagnostic   Assays   and
                       Operations.
    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 44

    1989 to 1990 -- General Manager, Hepatitis/Retrovirus Business Sector.
    1990 to 1992 -- Vice President and General Manager, Diagnostic Assays.
    1992 to present -- Vice  President,   Diagnostic   Products   Research   and
                       Development.
    Elected Corporate Officer -- 1993.

CHRISTOPHER A. KUEBLER, 40

    1989 to 1992 -- Divisional Vice President, Marketing.
    1992 to 1993 -- Divisional Vice President, Sales and Marketing. 1993 to present -- Vice President, European Operations.
    Elected Corporate Officer -- 1993.

JOHN F. LUSSEN**, 52

    1989 to present -- Vice President, Taxes.
    Elected Corporate Officer -- 1985.

DAVID V. MILLIGAN, PH.D., 53

    1989 to 1992 -- Vice    President,   Diagnostic    Products   Research   and
                    Development.
    1992 to present -- Vice  President,  Pharmaceutical  Products  Research  and
                       Development.
    Elected Corporate Officer -- 1984.

RICHARD H. MOREHEAD**, 59

    1989 to present -- Vice President, Corporate Planning and Development. Elected Corporate Officer -- 1985.

THEODORE A. OLSON**, 55

    1989 to present -- Vice President and Controller.
    Elected Corporate Officer -- 1988.

CARL A. SPALDING, 48

    1989 to 1992 -- Vice President, International, Johnson & Johnson. 1992 to present -- Vice President, General Manager, Ross Products. Elected Corporate Officer -- 1993.

WILLIAM H. STADTLANDER, 48

    1989 to 1992 -- Divisional Vice President, Medical Nutritionals.
    1992 to present -- Divisional  Vice President  and General  Manager, Medical
                       Nutritionals.
    Elected Corporate Officer -- 1993.

DANIEL O. STRUBLE**, 53

    1989 to present -- Vice President, Corporate Engineering.
    Elected Corporate Officer -- 1987.

ELLEN M. WALVOORD**, 54

    1989 to 1991 -- Director, Corporate Communications.
    1991 -- Vice President, Investor Relations.
    1991 to present -- Vice President, Investor Relations and Public Affairs. Elected Corporate Officer -- 1991.

JOSEF WENDLER, 44

    1989 to 1990 -- General Manager, Austria & Switzerland.
    1990 to 1992 -- Regional Director, Europe, Diagnostic Division.
    1992 to 1993 -- Divisional Vice President, Pacific, Asia, Africa. 1993 to present -- Vice President, Pacific/ Asia /Africa Operations. Elected Corporate Officer -- 1993.

MILES D. WHITE, 38

    1989 to 1990 -- Director of  Marketing  for  the  U.S.,  Abbott  Diagnostics
                    Division.
    1990 -- Business  Unit  General Manager,  Physiological  Diagnostics, Abbott
            Diagnostics Division and Business Unit General Manager, Cancer Diagnostics.
    1990 to 1992 -- Divisional  Vice  President  and  General  Manager, Hospital
                    Laboratory Sector.
    1992 to 1993 -- Divisional Vice  President and  General Manager,  Diagnostic
                    Systems and Operations.
    1993 to present -- Vice President, Diagnostic Systems and Operations. Elected Corporate Officer -- 1993.

DON G. WRIGHT**, 51

    1989 to present -- Vice   President,   Corporate   Quality   Assurance   and
                       Regulatory Affairs.
    Elected Corporate Officer -- 1988.

- ------------------------
** Pursuant to Item 401(b) of Regulation S-K the Company has identified these persons as "executive officers" within the meaning of Item 401(b).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRINCIPAL MARKET

    The principal market for the Company's common shares is the New York Stock Exchange. Shares are also listed on the Chicago and Pacific Stock Exchanges and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Overseas, the Company's shares are listed on the London Stock Exchange, Tokyo Stock Exchange, and the Swiss Stock Exchanges of Zurich, Basel, Geneva, and Lausanne.

                                                                                MARKET PRICE PER SHARE
                                                                      ------------------------------------------
                                                                              1993                  1992
                                                                      --------------------  --------------------
                                                                        HIGH        LOW       HIGH        LOW
                                                                      ---------  ---------  ---------  ---------
First Quarter.......................................................     30 7/8     22 5/8     34 1/8     29 3/8
Second Quarter......................................................     28 5/8     23 1/4         34     26 1/8
Third Quarter.......................................................     27 5/8     22 3/4     31 5/8     27 3/8
Fourth Quarter......................................................     30 1/8     26 1/8         33     26 1/2

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

SHAREHOLDERS

    There were 82,947 shareholders of record of Abbott common shares as of December 31, 1993.

DIVIDENDS

    Quarterly dividends of $.17 per share and $.15 per share were declared on common shares in 1993 and 1992, respectively after reflecting the May 29, 1992 stock split.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1989 through 1993 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1993 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1993, 1992, and 1991 found under the section captioned "Financial Review" of the 1993 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1993 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Income, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants (which contains the related report of Arthur Andersen & Co. dated January 14, 1994). Data relating to quarterly interim results is found in
Note 8.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Information Concerning Nominees for Directors" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934" found in the 1994 Abbott Laboratories Proxy Statement ("1994 Proxy Statement"), which will be filed with the Commission on or about March 4, 1994.

ITEM 11.  EXECUTIVE COMPENSATION

    The material in the 1994 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" in the 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference is that portion of the 1994 Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1993, 1992, and 1991 and the related report of Arthur Andersen & Co. dated January 14, 1994 appearing under the portions of the 1993 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of
Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1993 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1993 Annual
Report:

                                                                                                           PAGE NO./
SCHEDULES                                                                                                 EXHIBIT NO.
- ------------------------------------------------------------------------------------------------------  ---------------
Investment Securities Maturing After One Year (Schedule I)............................................            p. 18
Property and Equipment (Schedule V)...................................................................            p. 19
Accumulated Depreciation and Amortization of Property and Equipment (Schedule VI).....................            p. 20
Valuation and Qualifying Accounts (Schedule VIII).....................................................            p. 21
Short-term Borrowings (Schedule IX)...................................................................            p. 22
Supplementary Consolidated Statement of Earnings Information (Schedule X).............................            p. 23
Schedules II, III, IV, VII, XI, XII, and XIII are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants.................................................        Exh. 23.1
Consent of Independent Public Accountants.............................................................        Exh. 23.2
Individual Financial Statements of the registrant have been omitted pursuant to Rule 3.05, paragraph
 (1) of Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 16 and 17 of this Form 10-K.

  (b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1993:

       No reports on Form 8-K were filed during the quarter ended December 31, 1993.

  (c)  EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 16 AND 17).

  (D)  FINANCIAL STATEMENT SCHEDULES FILED (SEE PAGES 18 THROUGH 23).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABBOTT LABORATORIES

                                          By /s/ DUANE L. BURNHAM
                                             Duane L. Burnham
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Date: February 11, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories and in the capacities and on the dates indicated:

/s/ DUANE L. BURNHAM
Duane L. Burnham
Chairman of the Board,
Chief Executive Officer, and
Director of Abbott Laboratories
(principal executive officer)
Date: February 11, 1994

/s/ GARY P. COUGHLAN
Gary P. Coughlan
Senior Vice President, Finance and
Chief Financial Officer
(principal financial officer)
Date: February 11, 1994

/s/ THOMAS R. HODGSON
Thomas R. Hodgson
President, Chief Operating Officer,
and Director of Abbott Laboratories
Date: February 11, 1994

/s/ THEODORE A. OLSON
Theodore A. Olson
Vice President and Controller
(principal accounting officer)
Date: February 11, 1994

/s/ K. FRANK AUSTEN
K. Frank Austen, M.D.
Director of Abbott Laboratories
Date: February 11, 1994

/s/ H. LAURANCE FULLER
H. Laurance Fuller
Director of Abbott Laboratories
Date: February 11, 1994

/s/ BERNARD J. HAYHOE
Bernard J. Hayhoe
Director of Abbott Laboratories
Date: February 11, 1994

/s/ ALLEN F. JACOBSON
Allen F. Jacobson
Director of Abbot Laboratories
Date: February 11, 1994

/s/ DAVID A. JONES
David A. Jones
Director of Abbott Laboratories
Date: February 11, 1994

/s/ BOONE POWELL, JR.
Boone Powell, Jr.
Director of Abbott Laboratories
Date: February 11, 1994

/s/ A. BARRY RAND
A. Barry Rand
Director of Abbott Laboratories
Date: February 11, 1994

/s/ W. ANN REYNOLDS
W. Ann Reynolds
Director of Abbott Laboratories
Date: February 11, 1994

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
Director of Abbott Laboratories
Date: February 11, 1994

/s/ JOHN R. WALTER
John R. Walter
Director of Abbott Laboratories
Date: February 11, 1994

/s/ WILLIAM L. WEISS
William L. Weiss
Director of Abbott Laboratories
Date: February 11, 1994

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1993

REG.S-K
EXHIBIT
TABLE
ITEM NO.
- ----------
  3.1       *   ARTICLES  OF INCORPORATION--ABBOTT LABORATORIES, FILED AS AN
                EXHIBIT (PAGES 22-30) TO THE ABBOTT LABORATORIES 1992 ANNUAL
                REPORT ON FORM 10-K.
  3.2       *   CORPORATE BYLAWS--ABBOTT LABORATORIES, FILED AS EXHIBIT 3 TO
                THE ABBOTT  LABORATORIES QUARTERLY  REPORT FOR  THE  QUARTER
                ENDED JUNE 30, 1993 ON FORM 10-Q.
 10             MATERIAL CONTRACTS.
 10.1       *   Supplemental  Plan--Abbott Laboratories  Extended Disability
                Plan, filed as an exhibit  (pages 50-51) to the 1992  Abbott
                Laboratories Annual Report on Form 10-K.
 10.2       *   The  Abbott Laboratories 1981 Incentive Stock Program, filed as an exhibit (pages 52-62) to the 1992 Abbott  Laboratories
                Annual Report on Form 10-K.
 10.3       *   The  Abbott Laboratories 1986 Incentive Stock Program, filed as an exhibit (pages 37-59) to the 1989 Abbott  Laboratories
                Annual Report on Form 10-K.
 10.4       *   The  Abbott Laboratories 1991 Incentive Stock Program, filed
                as  an   exhibit  (pages   128-149)  to   the  1990   Abbott
                Laboratories Annual Report on Form 10-K.
 10.5       *   Consulting  agreement  between  Abbott  Laboratories  and K.
                Frank Austen, M.D.  dated September  13, 1991,  filed as  an exhibit (pages 63-66) to the 1992 Abbott Laboratories Annual
                Report on Form 10-K.
 10.6       *   Indenture  dated  as  of  October  1,  1993  between  Abbott
                Laboratories and  Harris Trust  and Savings  Bank, filed  as
                Exhibit  4.1 to the Abbott Laboratories Quarterly Report for
                the Quarter ended September 30, 1993 on Form 10-Q.
 10.7           Abbott Laboratories 401(k) Supplemental Plan.
 10.8           Abbott Laboratories Supplemental Pension Plan.
 10.9           The 1986 Abbott Laboratories Management Incentive Plan.
 10.10          Abbott Laboratories Non-Employee Directors' Fee Plan.
 11             CALCULATION OF FULLY DILUTED EARNINGS PER SHARE.
 12             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES.
 13             THE PORTIONS OF  THE ABBOTT LABORATORIES  ANNUAL REPORT  FOR
                THE YEAR ENDED DECEMBER 31, 1993 CAPTIONED FINANCIAL REVIEW,
                CONSOLIDATED   BALANCE  SHEET,   CONSOLIDATED  STATEMENT  OF
                EARNINGS, CONSOLIDATED STATEMENT OF CASH FLOWS, CONSOLIDATED
                STATEMENT OF SHAREHOLDERS' INVESTMENT, NOTES TO CONSOLIDATED
                FINANCIAL   STATEMENTS,   REPORT   OF   INDEPENDENT   PUBLIC
                ACCOUNTANTS,  AND  THE  APPLICABLE PORTIONS  OF  THE SECTION
                CAPTIONED SUMMARY  OF  FINANCIAL  DATA FOR  THE  YEARS  1989
                THROUGH 1993.

REG.S-K
EXHIBIT
TABLE
ITEM NO.
- ----------
 21             SUBSIDIARIES OF ABBOTT LABORATORIES.
 23.1           SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.
 23.2           CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.
                THE  1994 ABBOTT LABORATORIES PROXY  STATEMENT WILL BE FILED
                WITH THE COMMISSION UNDER SEPARATE  COVER ON OR ABOUT  MARCH
                4, 1994.

- ---------
* Incorporated herein by reference.

    The  Company  will  furnish  copies  of  any  of  the  above  exhibits  to a
shareholder  upon   written  request   to   the  Corporate   Secretary,   Abbott
Laboratories, One Abbott Park Road, Abbott Park, Illinois 60064-3500.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
           SCHEDULE I--INVESTMENT SECURITIES MATURING AFTER ONE YEAR
                               DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                             PRINCIPAL
                                                                             AMOUNT OF                  MARKET
NAME OF ISSUE AND TITLE OF EACH ISSUE                                        SECURITY       COST         VALUE
- --------------------------------------------------------------------------  -----------  -----------  -----------
Time deposits and certificates of deposit due 1995 through 1998 at
 interest rates from 7.80% to 9.50%.......................................   $  34,500   $    34,500  $    38,189
Debt obligations issued or guaranteed by various
 governments or government agencies:
  Mortgage Backed Certificates, guaranteed by Government
   National Mortgage Association, due 2003 through 2012 at
   interest rates from 7.25% to 16.00%....................................      81,309        82,058       86,765
  Other Notes, Certificates, and Debentures due 1995
   through 2001 at interest rates from 2.70% to 14.375%...................      60,554        60,554       60,595
                                                                            -----------  -----------  -----------
Total debt obligations issued or guaranteed by various
 governments or government agencies.......................................     141,863       142,612      147,360
Corporate debt obligations, due 1995 to 2001 at interest rates
 from 2.763% to 8.875%....................................................      44,703        44,703       46,330
                                                                            -----------  -----------  -----------
Total Investment Securities Maturing after One Year.......................   $ 221,066   $   221,815  $   231,879
                                                                            -----------  -----------  -----------
                                                                            -----------  -----------  -----------

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                       SCHEDULE V--PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                     BALANCE AT
                                     BEGINNING                     RETIREMENTS   TRANSLATION  BALANCE AT
CLASSIFICATION                        OF YEAR       ADDITIONS      AND SALES     ADJUSTMENTS  END OF YEAR
- ----------------------------------   ----------   -------------    ----------    ---------    -----------
Year Ended December 31, 1993:
  Land............................   $  120,617   $   15,193       $      --     $  1,826     $   137,636
  Buildings (including leasehold
   and
    land improvements)............    1,064,974      209,034          (4,054)      (8,334)      1,261,620
  Equipment.......................    3,735,259      645,739        (145,617)     (66,102)      4,169,279
  Construction in Progress........      576,291       82,766(a)       (5,865)        (581)        652,611
                                     ----------   -------------    ----------    ---------    -----------
                                     $5,497,141   $  952,732       $(155,536)    $(73,191)    $ 6,221,146
                                     ----------   -------------    ----------    ---------    -----------
                                     ----------   -------------    ----------    ---------    -----------
Year Ended December 31, 1992:
  Land............................   $   64,984   $   59,016       $  (2,934)    $   (449)    $   120,617
  Buildings (including leasehold
    and land improvements)........      950,810      130,844          (8,754)      (7,926)      1,064,974
  Equipment.......................    3,304,062      647,640        (166,162)     (50,281)      3,735,259
  Construction in Progress........      465,367      169,747(a)      (53,812)      (5,011)        576,291
                                     ----------   -------------    ----------    ---------    -----------
                                     $4,785,223   $1,007,247       $(231,662)    $(63,667)    $ 5,497,141
                                     ----------   -------------    ----------    ---------    -----------
                                     ----------   -------------    ----------    ---------    -----------
Year Ended December 31, 1991:
  Land............................   $   64,907   $    1,954       $  (1,093)    $   (784)    $    64,984
  Buildings (including leasehold
   and
    land improvements)............      912,256       50,632          (4,068)      (8,010)        950,810
  Equipment.......................    3,016,483      475,462        (144,612)     (43,271)      3,304,062
  Construction in Progress........      263,904      204,709(a)       (2,496)        (750)        465,367
                                     ----------   -------------    ----------    ---------    -----------
                                     $4,257,550   $  732,757       $(152,269)    $(52,815)    $ 4,785,223
                                     ----------   -------------    ----------    ---------    -----------
                                     ----------   -------------    ----------    ---------    -----------

- ---------
(a) Net of transfers to Land, Buildings, and Equipment.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
             SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                        ADDITIONS
                                         BALANCE AT     CHARGED TO
                                          BEGINNING     COSTS AND     RETIREMENTS    TRANSLATION    BALANCE AT
CLASSIFICATION                             OF YEAR       EXPENSES      AND SALES     ADJUSTMENTS    END OF YEAR
- --------------------------------------  -------------  ------------  -------------  -------------  -------------
Year Ended December 31, 1993:
  Buildings (including leasehold and
    land improvements)................  $     327,876   $   44,178    $    (3,274)   $    (2,219)  $     366,561
  Equipment...........................      2,070,027      439,903       (128,047)       (38,289)      2,343,594
                                        -------------  ------------  -------------  -------------  -------------
                                        $   2,397,903   $  484,081    $  (131,321)   $   (40,508)  $   2,710,155
                                        -------------  ------------  -------------  -------------  -------------
                                        -------------  ------------  -------------  -------------  -------------
Year Ended December 31, 1992:
  Buildings (including leasehold and
    land improvements)................  $     292,381   $   40,485    $    (2,355)   $    (2,635)  $     327,876
  Equipment...........................      1,830,759      387,297       (117,619)       (30,410)      2,070,027
                                        -------------  ------------  -------------  -------------  -------------
                                        $   2,123,140   $  427,782    $  (119,974)   $   (33,045)  $   2,397,903
                                        -------------  ------------  -------------  -------------  -------------
                                        -------------  ------------  -------------  -------------  -------------
Year Ended December 31, 1991:
  Buildings (including leasehold and
    land improvements)................  $     260,141   $   35,258    $    (1,074)   $    (1,944)  $     292,381
  Equipment...........................      1,621,627      343,759       (109,439)       (25,188)      1,830,759
                                        -------------  ------------  -------------  -------------  -------------
                                        $   1,881,768   $  379,017    $  (110,513)   $   (27,132)  $   2,123,140
                                        -------------  ------------  -------------  -------------  -------------
                                        -------------  ------------  -------------  -------------  -------------

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                       AMOUNTS
                                                         BALANCE AT    PROVISIONS    CHARGED OFF,
ALLOWANCES FOR DOUBTFUL                                  BEGINNING     CHARGED TO       NET OF       BALANCE AT
ACCOUNTS AND SALES DEDUCTIONS                             OF YEAR      INCOME (A)     RECOVERIES     END OF YEAR
- ------------------------------------------------------  ------------  ------------  --------------  -------------
1993..................................................   $  106,857    $   29,441    $    (19,373)   $   116,925
                                                        ------------  ------------  --------------  -------------
                                                        ------------  ------------  --------------  -------------
1992..................................................   $   82,244    $   41,598    $    (16,985)   $   106,857
                                                        ------------  ------------  --------------  -------------
                                                        ------------  ------------  --------------  -------------
1991..................................................   $   65,455    $   32,750    $    (15,961)   $    82,244
                                                        ------------  ------------  --------------  -------------
                                                        ------------  ------------  --------------  -------------

- ---------
(a) Represents provisions related to allowances for doubtful accounts and the net change in the allowances for sales deductions.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                       SCHEDULE IX SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                1993         1992         1991
                                                                             -----------  -----------  -----------
Domestic:
  Average Borrowings During the Year(a)....................................  $   836,888  $   581,171  $   409,521
  Weighted Average Interest Rate During the Year(b)........................         4.0%         4.4%         6.8%
  Highest Level of Borrowings at any Month-end During the Year.............  $   981,000  $   779,000  $   452,000
  Weighted Average Interest Rate at December 31............................         3.6%         4.0%         6.0%
  Borrowings at December 31(c).............................................  $   750,000  $   768,000  $   399,000
International:
  Average Borrowings During the Year(d)....................................  $   153,092  $   175,582  $   189,979
  Weighted Average Interest Rate During the Year(b)........................        11.6%        14.4%        17.2%
  Highest Level of Borrowings at any Month-end During the Year.............  $   196,955  $   218,526  $   275,871
  Weighted Average Interest Rate at December 31............................         8.2%        10.6%        17.7%
  Borrowings at December 31(e).............................................  $    91,514  $   141,116  $   124,526

- ---------
(a) Calculated by weighting the average daily balances for the year.
(b) Calculated by dividing interest expense by average borrowings during the year.
(c) Consists principally of commercial paper.
(d) Represents the sum of the beginning of year and month-end balances divided by 13.
(e) Consists principally of bank loans.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                     SCHEDULE X-SUPPLEMENTARY CONSOLIDATED
                       STATEMENT OF EARNINGS INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                 CHARGED TO COSTS AND EXPENSES
                                                                             -------------------------------------
ITEM                                                                            1993         1992         1991
- ---------------------------------------------------------------------------  -----------  -----------  -----------
Maintenance and Repairs....................................................  $   200,197  $   179,771  $   161,721
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Advertising................................................................  $   143,902  $   141,898  $   172,386
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Royalties..................................................................  $   107,356  $   104,085  $   109,692
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------