Form 10-Q
period 1994-03-31
ABBOTT LABORATORIES
filed 1994-05-13
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------

Commission File No. 1-2189



                               ABBOTT LABORATORIES

An Illinois Corporation             I.R.S. Employer Identification
                                            No. 36-0698440






                              One Abbott Park Road
                        Abbott Park, Illinois  60064-3500

                           Telephone:  (708) 937-6l00






Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X  .  No     .
                                               ----      ----

As of April 30, 1994, the Corporation had 815,359,828 common shares without par value outstanding.

                          PART 1 FINANCIAL INFORMATION

                       ABBOTT LABORATORIES AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in Thousands Except Per Share Data)


                                                 THREE MONTHS ENDED MARCH 31
                                                 ---------------------------
                                                     1994           1993
                                                  ----------     ----------

Net Sales...................................      $2,215,248     $2,045,613
                                                  ----------     ----------

Cost of products sold.......................         964,272        933,175
Research and development....................         226,797        202,110
Selling, general and administrative.........         497,184        464,823
                                                  ----------     ----------
  Total Operating Cost and Expenses.........       1,688,253      1,600,108
                                                  ----------     ----------

Operating Earnings..........................         526,995        445,505
                                                  ----------     ----------

Interest expense............................          11,496         14,170
Interest and dividend income................          (8,430)        (9,686)
Other (income) expense, net.................             738        (38,890)
                                                  ----------     ----------

Earnings Before Taxes.......................         523,191        479,911

Taxes on earnings...........................         156,957        134,375
                                                  ----------     ----------

Net Earnings................................      $  366,234     $  345,536
                                                  ----------     ----------
                                                  ----------     ----------

Net Earnings Per Common Share...............            $.45           $.41
                                                  ----------     ----------
                                                  ----------     ----------

Cash Dividends Declared
  Per Common Share..........................            $.19           $.17
                                                  ----------     ----------
                                                  ----------     ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)



                                                                       MARCH 31      DECEMBER 31
                                                                      -----------    -----------
                                                                         1994           1993
                                                                      -----------    -----------
                                            ASSETS                    (unaudited)

Current Assets:
  Cash and cash equivalents.......................................   $   171,063    $   300,676
  Investment securities...........................................        36,543         78,149
  Trade receivables, less allowances of $117,365 in 1994
    and $116,925 in 1993..........................................     1,350,307      1,336,222
  Inventories:
    Finished products.............................................       509,341        476,548
    Work in process...............................................       224,006        216,493
    Materials.....................................................       249,892        247,492
                                                                     -----------    -----------

      Total Inventories...........................................       983,239        940,533

  Prepaid income taxes............................................       466,673        458,026

  Other prepaid expenses and receivables..........................       512,659        471,929
                                                                     -----------    -----------

      Total Current Assets........................................     3,520,484      3,585,535
                                                                     -----------    -----------

Investment Securities Maturing after One Year.....................       289,563        221,815
                                                                     -----------    -----------

Property and Equipment, at Cost...................................     6,407,647      6,221,146
  Less:  accumulated depreciation and amortization................     2,823,906      2,710,155
                                                                     -----------    -----------

      Net Property and Equipment..................................     3,583,741      3,510,991

Deferred Charges and Other Assets.................................       353,628        370,228
                                                                     -----------    -----------
                                                                     $ 7,747,416    $ 7,688,569
                                                                     -----------    -----------
                                                                     -----------    -----------

                          LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings and current portion of long-term debt.....   $   675,432    $   843,594
  Trade accounts payable..........................................       602,829        638,509
  Salaries, income taxes, dividends payable, and other accruals...     1,775,869      1,612,830
                                                                     -----------    -----------

      Total Current Liabilities...................................     3,054,130      3,094,933
                                                                     -----------    -----------

Long-Term Debt....................................................       306,855        306,840
                                                                     -----------    -----------

Other Liabilities and Deferrals...................................       634,673        611,867
                                                                     -----------    -----------

Shareholders' Investment:
  Preferred shares, $1 par value
    Authorized - 1,000,000 shares, none issued                                --             --
  Common shares, without par value
    Authorized - 1,200,000,000 shares
    Issued at stated capital amount -
      1994: 826,455,175 shares; 1993: 830,941,614 shares..........       480,310        469,828

Earnings employed in the business.................................     3,422,903      3,364,952

Cumulative translation adjustments................................       (93,278)      (100,716)
                                                                     -----------    -----------
                                                                       3,809,935      3,734,064
Less:
Common shares held in treasury, at cost -
  1994 and 1993: 9,811,930 shares.................................        51,783         51,783

Unearned compensation - restricted stock awards...................         6,394          7,352
                                                                     -----------    -----------

      Total Shareholders' Investment..............................     3,751,758      3,674,929
                                                                     -----------    -----------
                                                                     $ 7,747,416    $ 7,688,569
                                                                     -----------    -----------
                                                                     -----------    -----------




The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in Thousands)


                                                     THREE MONTHS ENDED MARCH 31
                                                     ---------------------------
                                                          1994        1993
                                                        ---------   ---------


Cash Flow from (Used in) Operating Activities:

  Net earnings.......................................   $ 366,234   $ 345,536
  Adjustments to reconcile net earnings to
    net cash from operating activities -
  Depreciation and amortization......................     132,340     119,292
  Trade receivables..................................     (17,441)   (126,252)
  Inventories........................................     (39,850)    (29,575)
  Other, net.........................................     105,562     126,952
                                                        ---------   ---------

      Net Cash from Operating Activities.............     546,845     435,953
                                                        ---------   ---------

Cash Flow from (Used in) Investing Activities:

  Acquisitions of property, equipment and businesses.    (212,163)   (211,840)
  Investment securities transactions.................     (26,092)    (57,807)
  Other..............................................      12,968      30,623
                                                        ---------   ---------

      Net Cash (Used in) Investing Activities........    (225,287)   (239,024)
                                                        ---------   ---------

Cash Flow from (Used in) Financing Activities:

  Borrowing transactions.............................    (169,232)    (45,359)
  Common share transactions..........................    (142,625)    (89,581)
  Dividends paid.....................................    (139,552)   (125,391)
                                                        ---------   ---------

      Net Cash (Used in) Financing Activities........    (451,409)   (260,331)
                                                        ---------   ---------

Effect of exchange rate changes on cash and
  cash equivalents...................................        238       (1,658)
                                                        ---------   ---------

Net (Decrease) in Cash and Cash Equivalents..........    (129,613)    (65,060)

Cash and Cash Equivalents, Beginning of Year.........     300,676     116,576
                                                        ---------   ---------

Cash and Cash Equivalents, End of Period.............   $ 171,063   $  51,516
                                                        ---------   ---------
                                                        ---------   ---------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1994

                                   (UNAUDITED)


NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 818,988,000 for the three months ended March 31, 1994 and 834,693,000 for the same period in 1993.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico and Ireland. The increase in the effective tax rate from 28 percent in 1993 to 30 percent in 1994 is due primarily to the increase in the statutory U.S. federal income tax rate and the reduction in the tax incentive grants for operations in Puerto Rico.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1994
(Unaudited), Continued


NOTE 4 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the sale and marketing of infant formula and pharmaceutical products.

The Company is also involved in numerous product liability cases, many of which allege injuries to the offspring of women who ingested a synthetic estrogen
(DES) during pregnancy. In addition, the Company has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal remediation laws and is voluntarily investigating potential contamination at a number of Company-owned locations.

The matters above are discussed more fully in Item 1, Business - Environmental Matters, and Item 3, Legal Proceedings, in the Annual Report on Form 10-K, which is available upon request, and in Part II, Item 1, Legal Proceedings, in this Form.

While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993

Worldwide sales for the first quarter increased 8.3 percent to $2.215 billion from $2.046 billion in 1993. Net earnings and earnings per share increased
6.0 percent and 9.8 percent, respectively, over the prior year quarter.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 56.5 percent for the first quarter was up from
54.4 percent a year ago. This increase was primarily due to product mix and continued productivity improvements.

Research and development expenses increased to $226.8 million in the first quarter 1994. This represented 10.2 percent of net sales, compared to
9.9 percent in 1993. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses increased 7.0 percent over the comparable 1993 quarter. The increase reflects additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products, and litigation expenses.

Other (income) expense, net, includes exchange losses of $12.2 million in the 1994 first quarter, compared with net losses of $4.3 million in the same quarter last year. Also included in the 1993 first quarter is the gain on the sale of the Company's peritoneal dialysis product line.

The effective income tax rate increased from 28 percent in 1993 to 30 percent in 1994 due primarily to the increase in the statutory U.S. federal income tax rate and the reduction in tax incentive grants for Puerto Rico operations.

FINANCIAL REVIEW
(continued)


INDUSTRY SEGMENTS

Industry segment sales for the first quarter 1994 and the related change from the comparable 1993 period are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the first quarter reflect unit growth, and international sales were adversely affected 4.3 percent due to the relatively stronger U.S. dollar.


                                                              First Quarter
- - ---------------------------------------------------------------------------
SEGMENT SALES                                           1994        Percent
(in millions of dollars)                               Sales       Increase
- - ---------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                                            $  845.1           15.7
- - ---------------------------------------------------------------------------
International                                          379.1            7.6
- - ---------------------------------------------------------------------------
                                                     1,224.2           13.1
Hospital and Laboratory Products:
Domestic                                               563.4            2.8
- - ---------------------------------------------------------------------------
International                                          427.6            3.1
- - ---------------------------------------------------------------------------
                                                       991.0            2.9
Total All Segments:
Domestic                                             1,408.5           10.2
- - ---------------------------------------------------------------------------
International                                          806.7            5.2
- - ---------------------------------------------------------------------------
                                                    $2,215.2            8.3
- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------


FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1994
COMPARED WITH DECEMBER 31, 1993

Net cash from operating activities for the first quarter 1994 totaled
$547 million. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $300 million at March 31, 1994.

During the first quarter 1994, the Company continued its program to purchase its common shares. The Company purchased and retired 5,355,000 shares during this period at a cost of $154 million. As of March 31, 1994, an additional 8,746,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1993.


LEGISLATIVE ISSUES

The Company's primary markets are highly competitive and subject to substantial government regulation. In the U.S., comprehensive legislation may be enacted that could make significant changes to the availability, delivery and payment for health care products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which the Company or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

                         PART II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's 10-K for the fiscal year ended December 31, 1993 described 7 antitrust suits and 6 investigations (as of January 31, 1994) regarding the Company's marketing and sale of infant formula products. Five new antitrust suits regarding the Company's marketing and sale of infant formula products have commenced since January 31, 1994: on February 11, 1994, a case was filed in the District Court of Harrison County, Texas; on March 2, 1994, a case was filed in the Circuit Court for Okaloosa County, Florida; on March 2, 1994, a case was filed in the Circuit Court for Milwaukee County, Wisconsin (the defendants have removed this case to federal court in Milwaukee); on March 9, 1994, a case was filed in the Circuit Court for the County of Calhoun, Michigan; and on March 10, 1994, a case was filed in the Eighteenth Judicial District court for Sedgwick County, Kansas. Each purports to be a state consumer class action; alleges violation of state antitrust and trade practices laws; asks for unspecified actual and punitive damages, injunctive relief, and declaratory judgment; and names the Company and certain other infant formula manufacturers as defendants. In addition, a purported class action filed on behalf Texas consumers, which had been originally brought as a part of a case filed by the State of Texas and which had been severed for appeal of the defendants' successful motion for summary judgment, has been reinstated as a separate case, SEGURA V. ABBOTT LABORATORIES, ET. AL., and is now pending in state court in Travis County, Texas. The Company intends to defend itself in these suits and to deny all substantive allegations. As of March 31, 1994 there are 13 antitrust suits and 6 investigations pending in connection with the Company's sale and marketing of infant formula products.

          The Company's 10-K for the fiscal year ended December 31, 1993 described 22 antitrust suits (as of January 31, 1994) regarding the Company's sale of prescription pharmaceuticals. Additional lawsuits were filed in various federal courts after January 31, 1994. On February 4, 1994 all pending federal cases were consolidated in the United States District Court for the Northern District of Illinois under Multidistrict Litigation rules. All of the federal class action cases, except for BACON-NORMANDI V. ABBOTT LABORATORIES, ET AL., were withdrawn and refiled on March 7, 1994 in the United States District Court for the Northern District of Illinois as a single purported class action known as HJB, ET AL. V. ABBOTT LABORATORIES, ET AL.. Plaintiffs seek unspecified treble damages, attorneys' fees, and declaratory and injunctive relief. As of March 31, 1994, there are 16 antitrust suits pending in connection with the Company's sale of prescription pharmaceuticals. The Company intends to defend itself in these suits and to deny all substantive allegations.

          On February 23, 1994, the United States Environmental Protection Agency (the "EPA") instituted a civil administrative proceeding by filing a complaint alleging that the Company burned hazardous waste at its North Chicago facility in violation of the Resource Conservation and Recovery Act ("RCRA"). The complaint seeks penalties of $991,775. The EPA simultaneously issued an Administrative Order requiring the Company to take certain actions to ensure future compliance with the RCRA. The Company filed an answer to the complaint denying all substantive allegations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on April 29, 1994. The following is a summary of the matters voted on at that meeting.

          (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:


Director                               For                  Withheld
- - --------                               ---                  --------

K. Frank Austen, M.D.              703,219,794              2,946,586
Duane L. Burnham                   701,988,161              4,178,219
H. Laurance Fuller                 703,311,909              2,854,471
The Lord Hayhoe PC                 703,169,923              2,996,457
Thomas R. Hodgson                  703,182,785              2,983,595
Allen F. Jacobson                  702,405,668              3,760,712
David A. Jones                     702,162,220              4,004,160
Boone Powell, Jr.                  703,332,637              2,833,743
Addison Barry Rand                 703,250,380              2,916,000
W. Ann Reynolds, Ph.D.             701,744,361              4,422,019
William D. Smithburg               703,303,070              2,863,310
John R. Walter                     702,335,593              3,830,787
William L. Weiss                   701,585,671              4,580,709


          (b) The shareholders ratified the appointment of Arthur Andersen & Co. as auditors of the Company.

              For                  Against            Abstaining
              ---                  -------            ----------

          701,969,583             2,016,938            2,179,859

          (c) The shareholders approved the Amendment of the Company's Articles of Incorporation which limits certain liabilities of directors and provides for the indemnification of the Company's directors, officers and employees to the extent permitted by Illinois law.

              For                  Against            Abstaining
              ---                  -------            ----------
          673,596,537             27,969,380           4,600,463

          (d) The shareholders rejected a shareholder proposal that requested the Company's Board of Directors to create and adopt a price policy for its pharmaceutical products and to report to the shareholders on such policy.

   For                Against              Abstain            Broker Non-Vote
   ---                -------              -------            ---------------

16,569,362          602,533,406           11,735,125            75,328,487

          (e) The shareholders rejected a shareholder proposal regarding infant formula supply to hospitals.

   For                Against              Abstain           Broker Non-Votes
   ---                -------              -------           ----------------

23,076,687          551,757,669           56,003,537            75,328,487


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               3.1  Articles of Incorporation

               3.2  Amendment to Articles of Incorporation

               11 Statement re: computation of per share earnings - attached hereto.

               12 Statement re: computation of ratio of earnings to fixed charges.

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1994.




                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABBOTT LABORATORIES



Date:  May 13, 1994                     /s/Theodore A. Olson
                                        ---------------------------------------
                                        Theodore A. Olson, Vice President
                                        and Controller (Principal
                                        Accounting Officer)