Form 10-Q
period 1994-06-30
ABBOTT LABORATORIES
filed 1994-08-12
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    -----------------------

Commission File No. 1-2189



                               ABBOTT LABORATORIES

An Illinois Corporation                    I.R.S. Employer Identification
                                                    No. 36-0698440



                              One Abbott Park Road
                        Abbott Park, Illinois  60064-3500

                           Telephone:  (708) 937-6100




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X  .  No     .
                                               ----      ----

As of July 31, 1994, the Corporation had 810,578,733 common shares without par value outstanding.

                          PART 1 FINANCIAL INFORMATION

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in Thousands Except Per Share Data)

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30                       JUNE 30
                                             -------------------------     -------------------------
                                                1994           1993           1994            1993
                                             ----------     ----------     ----------     ----------
Net Sales. . . . . . . . . . . . . . . .     $2,204,030     $2,073,790     $4,419,278     $4,119,403
                                             ----------     ----------     ----------     ----------

Cost of products sold. . . . . . . . . .        946,816        886,988      1,911,088      1,820,163
Research and development . . . . . . . .        244,989        212,342        471,786        414,452
Selling, general and administrative. . .        468,739        555,213        965,923      1,020,036
Provision for product withdrawal . . . .              -        (70,000)             -        (70,000)
                                             ----------     ----------     ----------     ----------
  Total Operating Cost and Expenses. . .      1,660,544      1,584,543      3,348,797      3,184,651
                                             ----------     ----------     ----------     ----------

Operating Earnings . . . . . . . . . . .        543,486        489,247      1,070,481        934,752
                                             ----------     ----------     ----------     ----------

Interest expense . . . . . . . . . . . .         12,253         13,993         23,749         28,163
Interest and dividend income . . . . . .         (8,296)        (9,845)       (16,726)       (19,531)
Other (income) expense, net. . . . . . .          1,593          4,426          2,331        (34,464)
                                             ----------     ----------     ----------     ----------

Earnings Before Taxes. . . . . . . . . .        537,936        480,673      1,061,127        960,584

Taxes on earnings. . . . . . . . . . . .        161,381        134,589        318,338        268,964
                                             ----------     ----------     ----------     ----------

Net Earnings . . . . . . . . . . . . . .     $  376,555     $  346,084     $  742,789     $  691,620
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


Net Earnings Per Common Share. . . . . .           $.46           $.42           $.91           $.83
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


Cash Dividends Declared
  Per Common Share . . . . . . . . . . .           $.19           $.17           $.38           $.34
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                       JUNE 30        DECEMBER 31
                                                                      -----------     -----------
                                                                         1994            1993
                                                                      -----------     -----------
                                            ASSETS                    (unaudited)
                                            ------
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .      $   180,596     $   300,676
  Investment securities. . . . . . . . . . . . . . . . . . . . .           68,477          78,149
  Trade receivables, less allowances of $117,109 in 1994
    and $116,925 in 1993 . . . . . . . . . . . . . . . . . . . .        1,433,592       1,336,222
  Inventories:
    Finished products. . . . . . . . . . . . . . . . . . . . . .          558,829         476,548
    Work in process. . . . . . . . . . . . . . . . . . . . . . .          222,749         216,493
    Materials. . . . . . . . . . . . . . . . . . . . . . . . . .          270,871         247,492
                                                                      -----------     -----------

      Total Inventories. . . . . . . . . . . . . . . . . . . . .        1,052,449         940,533

  Prepaid income taxes . . . . . . . . . . . . . . . . . . . . .          469,005         458,026

  Other prepaid expenses and receivables . . . . . . . . . . . .          517,725         471,929
                                                                      -----------     -----------

      Total Current Assets . . . . . . . . . . . . . . . . . . .        3,721,844       3,585,535
                                                                      -----------     -----------

Investment Securities Maturing after One Year. . . . . . . . . .          272,380         221,815
                                                                      -----------     -----------

Property and Equipment, at Cost. . . . . . . . . . . . . . . . .        6,623,611       6,221,146
  Less: accumulated depreciation and amortization. . . . . . . .        2,938,531       2,710,155
                                                                      -----------     -----------

      Net Property and Equipment . . . . . . . . . . . . . . . .        3,685,080       3,510,991

Deferred Charges and Other Assets. . . . . . . . . . . . . . . .          403,632         370,228
                                                                      -----------     -----------
                                                                      $ 8,082,936     $ 7,688,569
                                                                      -----------     -----------
                                                                      -----------     -----------


                                              LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings and current portion of long-term debt. .      $   745,798     $   843,594
  Trade accounts payable . . . . . . . . . . . . . . . . . . . .          724,472         638,509
  Salaries, dividends payable, and other accruals. . . . . . . .        1,798,725       1,612,830
                                                                      -----------     -----------

      Total Current Liabilities. . . . . . . . . . . . . . . . .        3,268,995       3,094,933
                                                                      -----------     -----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . .          307,275         306,840
                                                                      -----------     -----------


Other Liabilities and Deferrals. . . . . . . . . . . . . . . . .          650,486         611,867
                                                                      -----------     -----------

Shareholders' Investment:
  Preferred shares, $1 par value
    Authorized - 1,000,000 shares, none issued                                  -               -
  Common shares, without par value
    Authorized - 1,200,000,000 shares
    Issued at stated capital amount -
      1994: 821,973,566 shares; 1993: 830,941,614 shares . . . .          492,165         469,828

Earnings employed in the business. . . . . . . . . . . . . . . .        3,491,873       3,364,952

Cumulative translation adjustments . . . . . . . . . . . . . . .          (70,612)       (100,716)
                                                                      -----------     -----------
                                                                        3,913,426       3,734,064

Less:
Common shares held in treasury, at cost -
  1994: 9,804,252 shares; 1993: 9,811,930 shares . . . . . . . .           51,743          51,783

Unearned compensation - restricted stock awards. . . . . . . . .            5,503           7,352
                                                                      -----------     -----------

      Total Shareholders' Investment . . . . . . . . . . . . . .        3,856,180       3,674,929
                                                                      -----------     -----------
                                                                      $ 8,082,936     $ 7,688,569
                                                                      -----------     -----------
                                                                      -----------     -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                        SIX MONTHS ENDED JUNE 30
                                                        ------------------------
                                                           1994          1993
                                                        ---------     ---------
Cash Flow From (Used in) Operating Activities:

  Net earnings . . . . . . . . . . . . . . . . . .      $ 742,789     $ 691,620
  Adjustments to reconcile net earnings to
    net cash from operating activities -
  Depreciation and amortization. . . . . . . . . .        260,450       251,601
  Trade receivables. . . . . . . . . . . . . . . .        (92,565)     (105,411)
  Inventories. . . . . . . . . . . . . . . . . . .        (99,720)      (62,590)
  Provision for product withdrawal . . . . . . . .              -       (70,000)
  Other, net . . . . . . . . . . . . . . . . . . .        209,034        96,857
                                                        ---------     ---------

      Net Cash From Operating Activities . . . . .      1,019,988       802,077
                                                        ---------     ---------

Cash Flow From (Used in) Investing Activities:

  Acquisitions of property and equipment . . . . .       (436,959)     (452,894)
  Investment securities transactions . . . . . . .        (41,123)      (73,327)
  Other. . . . . . . . . . . . . . . . . . . . . .         16,553        34,025
                                                        ---------     ---------

      Net Cash (Used in) Investing Activities. . .       (461,529)     (492,196)
                                                        ---------     ---------

Cash Flow From (Used in) Financing Activities:

  Borrowing transactions . . . . . . . . . . . . .       (100,106)       76,952
  Common share transactions. . . . . . . . . . . .       (284,281)     (204,430)
  Dividends paid . . . . . . . . . . . . . . . . .       (294,663)     (266,929)
                                                        ---------     ---------

      Net Cash (Used in) Financing Activities. . .       (679,050)     (394,407)
                                                        ---------     ---------

Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . .            511        (2,528)
                                                        ---------     ----------

Net (Decrease) in Cash and Cash Equivalents. . . .       (120,080)      (87,054)

Cash and Cash Equivalents, Beginning of Year . . .        300,676       116,576
                                                        ---------     ----------

Cash and Cash Equivalents, End of Period . . . . .      $ 180,596     $  29,522
                                                        ---------     ---------
                                                        ---------     ---------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1994

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


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 816,763,000 for the six months ended June 30, 1994 and 832,840,000 for the same period in 1993.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico and Ireland. The increase in the effective tax rate from 28 percent in 1993 to 30 percent in 1994 is due primarily to the increase in the statutory U.S. Federal income tax rate and the reduction in the tax incentive grants for operations in Puerto Rico.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994
(Unaudited), Continued


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


NOTE 5 - OTHER SIGNIFICANT EVENTS:

In June 1992, the Company voluntarily withdrew from the worldwide market its quinolone anti-infective, temafloxacin, and recorded a charge for costs associated with this withdrawal. In the second quarter 1993, the Company resolved various contingencies relative to the temafloxacin withdrawal and recorded a credit for these items.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1994 COMPARED WITH SAME PERIODS IN 1993

Worldwide sales for the second quarter and first six months increased 6.3 percent and 7.3 percent, respectively, over the comparable 1993 periods. Net earnings increased 8.8 percent and 7.4 percent, respectively, for the second quarter and first six months 1994. Earnings per share increased 9.5 percent and
9.6 percent, respectively, for the second quarter and first six months 1994.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 57.0 percent for the second quarter was slightly down from 57.2 percent in the second quarter of 1993 due to product mix. First half gross margin of 56.8 percent was up from 55.8 percent one year ago. The year-to-date increase is primarily due to favorable product mix and productivity improvements.

Research and development expenses were $245.0 million and $471.8 million for the second quarter and first six months 1994, respectively. This represented 11.1 percent and 10.7 percent of net sales, compared to 10.2 percent and 10.1 percent in 1993. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter and first six months 1994 decreased (15.6) percent and (5.3) percent, respectively, over the comparable 1993 periods. The decreases reflect the settlement in May 1993 of certain claims and legal proceedings in connection with the sale and marketing of infant formula products. The Company recorded a pre-tax charge to earnings of approximately $104 million in the second quarter of 1993 in connection with these settlements.

During the second quarter of 1993, the Company resolved various contingencies relative to the temafloxacin withdrawal. The Company recorded a pre-tax credit to earnings of $70 million for these items.

Other (income) expense, net, includes net foreign exchange losses of $15.3 million and $27.5 million, respectively, for the second quarter and first six months 1994 compared with net foreign exchange losses of $14.9 million and $19.2 million, respectively, for the corresponding prior year periods. Also included in the first six months of 1993 is the gain on the sale of the Company's peritoneal dialysis product line.

The effective income tax rate increased from 28 percent in 1993 to 30 percent in 1994 due primarily to the increase in the statutory U.S. Federal income tax rate and the reduction in tax incentive grants for Puerto Rico operations.

FINANCIAL REVIEW
(Continued)

INDUSTRY SEGMENTS

Industry segment sales for the second quarter and first six months 1994 and the related change from the comparable 1993 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the second quarter and first six months 1994 reflect unit growth, and international sales were adversely affected 2.7 percent and 3.5 percent, respectively, due to the relatively stronger U.S. dollar.

                                                  Second Quarter                  Six Months
- - --------------------------------------------------------------------------------------------
SEGMENT SALES                                      1994    Percent           1994    Percent
(in millions of dollars)                          Sales   Increase          Sales   Increase
- - --------------------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                                       $  786.0        6.5       $1,631.1       11.1
- - --------------------------------------------------------------------------------------------
International                                     382.8       15.5          762.0       11.4
- - --------------------------------------------------------------------------------------------
                                                1,168.8        9.3        2,393.1       11.2
Hospital and Laboratory Products:
Domestic                                          574.7        3.5        1,138.1        3.1
- - --------------------------------------------------------------------------------------------
International                                     460.5        2.7          888.1        2.9
- - --------------------------------------------------------------------------------------------
                                                1,035.2        3.1        2,026.2        3.0
Total All Segments:
Domestic                                        1,360.7        5.2        2,769.2        7.7
- - --------------------------------------------------------------------------------------------
International                                     843.3        8.1        1,650.1        6.7
- - --------------------------------------------------------------------------------------------
                                               $2,204.0        6.3       $4,419.3        7.3
- - --------------------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1994
COMPARED WITH DECEMBER 31, 1993
- - ------------------------------------------------

Net cash from operating activities for the first six months 1994 totaled $1.020 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $300 million at June 30, 1994.

During the first six months 1994, the Company continued its program to purchase its common shares. The Company purchased and retired 10,625,000 shares during this period at a cost of $306 million. As of June 30, 1994, an additional 3,476,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1993.


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

                         PART II.      OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's 10-Q for the quarter ended March 31, 1994 described 13 antitrust suits and 6 investigations (as of March 31, 1994) regarding the Company's marketing and sale of infant formula products. On May 27, 1994, after a 5-week trial, the federal court in the District of Columbia District found the Company innocent of anticompetitive conduct as charged by the Federal Trade Commission (the "Commission") and dismissed the case that had been brought by the Commission. Seven new antitrust suits regarding the Company's marketing and sale of infant formula products have commenced since March 31,1994: on April 1,1994, a case was filed in state court in Boulder County, Colorado; on April 6, 1994, a case was filed in state court in Blount County, Tennessee (this case has been removed by the defendants to federal court in the Eastern District of Tennessee); on April 26, 1994, a case was filed in state court in St. Clair County, Illinois; on April 26, 1994, a case was filed in state court in Kanwaha County, West Virginia; on April 27, 1994, a case was filed in federal court in the District of Nevada; on May 4, 1994, a case was filed in state court in Hennepin County, Minnesota; and, on May 6, 1994, a case was filed in state court in Holmes County, South Dakota. Each purports to be a state consumer class action; alleges violation of either state antitrust laws, trade practices laws, or both; asks for unspecified actual and/or punitive damages, injunctive relief, and declaratory judgment; and names the Company and certain other infant formula manufacturers as defendants. In June 1994 the Canadian Bureau of Competition Policy broadened its previously reported civil investigation to include a criminal inquiry of the infant formula industry's marketing practices. The Company intends to defend itself in these suits and investigations and to deny all substantive allegations. As of June 30, 1994, there are 19 antitrust suits and 6 investigations pending in connection with the Company's sale and marketing of infant formula products.

          The Company's 10-Q for the quarter ended March 31, 1994 described 16 antitrust suits (as of March 31, 1994) regarding the pricing of prescription pharmaceuticals. Three additional lawsuits were filed after March 31, 1994: on April 29, 1994, a case was filed in state court in Bullock County, Alabama (this case has been removed by the defendants to federal court in the Middle District of Alabama); on May 2, 1994, a case was filed in state court in Greene County, Alabama; and on May 31, 1994, a case was filed in federal court in the Southern District of Alabama. The first two of these cases purport to be statewide class actions on behalf of Alabama retail pharmacies. The third is brought by an individual pharmacy. The plaintiffs seek unspecified treble damages, attorneys' fees, and declaratory and injunctive relief and have named the Company and numerous other pharmaceutical manufacturers and wholesalers as defendants. As of June 30, 1994, the Company has been named as a defendant in 19 pending antitrust suits regarding the pricing of prescription pharmaceuticals. The Company intends to defend itself in these suits and to deny all substantive allegations.

          The Company's 1993 10-K disclosed that the Company is participating as one of many potentially responsible parties in investigation and/or remediation at eight locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act commonly known as Superfund. The Company is now also participating in an investigation and clean-up at a ninth location.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a) EXHIBITS


             11    Statement re:  computation of per share earnings.

             12 Statement re: computation of ratio of earnings to fixed charges.

          b) REPORTS ON FORM 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.




                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABBOTT LABORATORIES



Date: August 12, 1994                   /s/ Theodore A. Olson
                                        ------------------------------------
                                        Theodore A. Olson, Vice President
                                        and Controller (Principal
                                        Accounting Officer)