Form 10-Q
period 1994-09-30
ABBOTT LABORATORIES
filed 1994-11-10
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    --------------

Commission File No. 1-2189



                               ABBOTT LABORATORIES

An Illinois Corporation                    I.R.S. Employer Identification

                                                    No. 36-0698440



                              100 Abbott Park Road
                        Abbott Park, Illinois  60064-3500

                           Telephone:  (708) 937-6l00

                             One Abbott Park Road
                        Abbott Park, Illinois 60064-3500
                   (Former address, changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X  .  No     .
                                               ----      ----

As of October 31, 1994, the Corporation had 806,287,192 common shares without par value outstanding.

                         PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in thousands except per share data)



                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
                                                 --------------------------    --------------------------
                                                     1994           1993          1994           1993
                                                 -----------    -----------    -----------    -----------
Net Sales.............................            $2,254,817     $2,060,443     $6,674,095     $6,179,846
                                                 -----------    -----------    -----------    -----------
Cost of products sold.................             1,015,831        917,072      2,926,919      2,737,235
Research and development..............               239,390        225,159        711,176        639,611
Selling, general and administrative...               515,568        472,974      1,481,491      1,493,010
Provision for product withdrawal......                     -              -              -        (70,000)
                                                 -----------    -----------    -----------    -----------
  Total Operating Cost and Expenses...             1,770,789      1,615,205      5,119,586      4,799,856
                                                 -----------    -----------    -----------    -----------
Operating Earnings....................               484,028        445,238      1,554,509      1,379,990
                                                 -----------    -----------    -----------    -----------
Interest expense......................                12,776         13,292         36,525         41,455
Interest and dividend income..........                (9,131)        (9,238)       (25,857)       (28,769)
Other (income) expense, net...........               (21,535)         1,995        (19,204)       (32,469)
                                                 -----------    -----------    -----------    -----------
Earnings Before Taxes.................               501,918        439,189      1,563,045      1,399,773

Taxes on Earnings.....................               150,576        122,972        468,914        391,936
                                                 -----------    -----------    -----------    -----------
Net Earnings..........................            $  351,342     $  316,217     $1,094,131     $1,007,837
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Net Earnings Per Common Share.........                  $.43           $.38          $1.34          $1.21
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------
Cash Dividends Declared
  Per Common Share....................                  $.19           $.17           $.57           $.51
                                                 -----------    -----------    -----------    -----------
                                                 -----------    -----------    -----------    -----------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET


                             (Dollars in Thousands)

                                                                                    SEPTEMBER 30 DECEMBER 31
                                                                                    ------------ -----------
                                                                                         1994       1993
                                                                                    ------------ -----------
                                                                                      (unaudited)
                                    ASSETS


Current Assets:
     Cash and cash equivalents...................................................    $   222,031 $  300,676
     Investment securities.......................................................         96,656     78,149
     Trade Receivables, less allowances of $118,064 in 1994
       and $116,925 in 1993......................................................      1,472,024  1,336,222
     Inventories:
       Finished products.........................................................        544,081    476,548
       Work in process...........................................................        230,183    216,493
       Materials.................................................................        282,847    247,492
                                                                                     ----------- ----------
          Total Inventories......................................................      1,057,111    940,533

     Prepaid income taxes........................................................        487,124    458,026

     Other prepaid expenses and receivables......................................        525,334    471,929
                                                                                     ----------- ----------
          Total Current Assets...................................................      3,860,280  3,585,535
                                                                                     ----------- ----------
Investment Securities Maturing after One Year....................................        286,895    221,815
                                                                                     ----------- ----------
Property and Equipment, at Cost..................................................      6,904,109  6,221,146
     Less: accumulated depreciation and amortization.............................      3,081,122  2,710,155
                                                                                     ----------- ----------
          Net Property and Equipment.............................................      3,822,987  3,510,991

Deferred Charges and Other Assets................................................        385,996    370,228
                                                                                     ----------- ----------
                                                                                      $8,356,158 $7,688,569
                                                                                     ----------- ----------
                                                                                     ----------- ----------

                         LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term borrowings and current portion of long-term debt.................    $   764,265 $  843,594
     Trade accounts payable......................................................        592,479    638,509
     Salaries, income taxes, dividends payable, and other accruals...............      2,051,021  1,612,830
                                                                                     ----------- ----------
          Total Current Liabilities..............................................      3,407,765  3,094,933
                                                                                     ----------- ----------
Long-Term Debt...................................................................        307,920    306,840
                                                                                     ----------- ----------
Other Liabilities and Deferrals..................................................        681,984    611,867
                                                                                     ----------- ----------
Shareholders' Investment:
     Preferred shares, $1 par value
       Authorized - 1,000,000 shares, none issued
     Common shares, without par value
       Authorized - 1,200,000,000 shares
       Issued at stated capital amount -
          1994: 817,698,668 shares; 1993: 830,941,614 shares.....................        500,539    469,828

Earnings employed in the business................................................      3,552,056  3,364,952

Cumulative translation adjustments...............................................        (37,281)  (100,716)
                                                                                     ----------- ----------
                                                                                       4,015,314  3,734,064
Less:
Common shares held in treasury, at cost -
     1994: 9,800,252 shares; 1993: 9,811,930 shares..............................         51,721     51,783

Unearned compensation - restricted stock awards..................................          5,104      7,352
                                                                                     ----------- ----------
Total Shareholders' Investment...................................................      3,958,489  3,674,929
                                                                                     -----------  ---------

                                                                                       8,356,158 $7,688,569
                                                                                     ----------- ----------
                                                                                     ----------- ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                             (Dollars in thousands)


                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                        ------------------------------
                                                           1994                1993
                                                        ----------         -----------
Cash Flow From (Used in) Operating Activities:

    Net earnings....................................... $1,094,131         $1,007,837
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization......................    391,049            376,251
    Trade receivables..................................   (100,140)          (135,841)
    Inventories........................................    (87,128)           (74,632)
    Provision for product withdrawal...................          -            (70,000)
    Other, net.........................................    322,531            271,234
                                                        ----------         ----------


         Net Cash From Operating Activities............  1,620,443          1,374,849
                                                        ----------         ----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property and equipment.............   (689,270)          (697,042)
    Investment securities transactions.................    (83,754)           (34,209)
    Other..............................................     21,425             39,178
                                                        ----------         ----------

         Net Cash (Used in) Investing Activities.......   (751,599)          (692,073)
                                                        ----------         ----------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions.............................    (85,855)            47,432
    Common share transactions..........................   (413,802)          (297,112)
    Dividends paid.....................................   (448,899)          (407,779)
                                                        ----------         ----------

         Net Cash (Used in) Financing Activities.......   (948,556)          (657,459)
                                                        ----------         ----------

Effect of exchange rate changes on cash and
    cash equivalents...................................      1,067             (4,120)
                                                        ----------         ----------

Net Increase/(Decrease) in Cash and Cash Equivalents...    (78,645)            21,197

Cash and Cash Equivalents, Beginning of Year...........    300,676            116,576
                                                        ----------         ----------

Cash and Cash Equivalents, End of Period...............  $ 222,031          $ 137,773
                                                        ----------         ----------
                                                        ----------         ----------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1994

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


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 814,480,000 for the nine months ended September 30, 1994 and 830,898,000 for the same period in 1993.


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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1994
(Unaudited), Continued


NOTE 4 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the sale and marketing of infant formula and the pricing of prescription pharmaceutical products.

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

While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.


NOTE 5 - OTHER SIGNIFICANT EVENTS:

In June 1992, the Company voluntarily withdrew from the worldwide market its quinolone anti-infective, temafloxacin, and recorded a charge for costs associated with this withdrawal. In the second quarter 1993, the Company resolved various contingencies relative to the temafloxacin withdrawal and recorded a credit for these items.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS 1994 COMPARED WITH SAME PERIODS IN 1993

Worldwide sales for the third quarter and first nine months increased
9.4 percent and 8.0 percent, respectively, over the comparable 1993 periods.
Net earnings increased 11.1 percent and 8.6 percent, respectively, in the third quarter and first nine months 1994. Earnings per share increased 13.2 percent and 10.7 percent, respectively, in the third quarter and first nine months 1994.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 56.1 percent for the first nine months of 1994 was up from 55.7 percent one year ago primarily due to product mix. Gross margin of
54.9 percent for the third quarter 1994 was down from 55.5 percent in the third quarter of 1993. This decrease was due to timing of certain expenses incurred in the third quarter of 1994 which were incurred in earlier quarters in 1993, partially offset by product mix.

Research and development expenses were $239.4 million and $711.2 million for the third quarter and first nine months 1994, respectively. This represented
10.6 percent and 10.7 percent of net sales, compared to 10.9 percent and
10.3 percent in 1993. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general, and administrative expenses for the third quarter increased
9.0 percent over the prior year and decreased 0.8 percent for the nine months ended September 30. The first nine month decrease reflects the settlement in 1993 of certain claims and legal proceedings in connection with the sale and marketing of infant formula products. In the second quarter of 1993, the Company recorded a pre-tax charge to earnings of approximately $104 million in connection with these settlements.

During the second quarter of 1993, the Company resolved various contingencies relative to the temafloxacin withdrawal. The Company recorded a pre-tax credit to earnings of $70 million for these items.

Other (income) expense, net, includes net foreign exchange losses of $1.9 million and $29.5 million, respectively, for the third quarter and first nine months 1994 compared with net foreign exchange losses of $11.8 million and $31.0 million for the corresponding prior year periods. Also included in the first nine months of 1993 is the gain on the sale of the Company's peritoneal dialysis product line.

The effective income tax rate increased from 28 percent in 1993 to 30 percent in 1994 due primarily to the increase in the statutory U.S. Federal income tax rate and the reduction in tax incentive grants for Puerto Rico operations.

FINANCIAL REVIEW
(Continued)



INDUSTRY SEGMENTS

Industry segment sales for the third quarter and first nine months 1994 and the related change from the comparable 1993 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the third quarter and first nine months 1994 primarily reflect unit growth. International sales were favorably affected
1.8 percent by the relatively weaker dollar in the third quarter. On a year-to-date basis, international sales were adversely affected 1.8 percent due to the relatively stronger U.S. dollar.


                                           Third Quarter            Nine Months
- - --------------------------------------------------------------------------------
SEGMENT SALES                            1994    Percent         1994   Percent
(in millions of dollars)                Sales   Increase        Sales  Increase
- - --------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                             $  834.9       13.1     $2,466.0      11.7
- - --------------------------------------------------------------------------------
International                           374.6       17.1      1,136.5      13.2
- - --------------------------------------------------------------------------------
                                      1,209.5       14.3      3,602.5      12.2

Hospital and Laboratory Products:
Domestic                                566.2        2.3      1,704.3       2.8
- - --------------------------------------------------------------------------------
International                           479.1        6.8      1,367.3       4.2
- - --------------------------------------------------------------------------------
                                      1,045.3        4.3      3,071.6       3.5

Total All Segments:
Domestic                              1,401.1        8.4      4,170.3       7.9
- - --------------------------------------------------------------------------------
International                           853.7       11.1      2,503.8       8.1
- - --------------------------------------------------------------------------------
                                     $2,254.8        9.4     $6,674.1       8.0
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------


FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1994
COMPARED WITH DECEMBER 31, 1993


Net cash from operating activities for the first nine months 1994 totaled
$1.620 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $300 million at September 30, 1994.

During the first nine months 1994, the Company continued its program to purchase its common shares. The Company purchased and retired 15,376,000 shares during this period at a cost of $446 million. As of September 30, 1994, an additional 18,725,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1994.


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

               PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's 10-Q for the quarter ended June 30, 1994 described 19 antitrust suits (as of June 30, 1994) regarding the pricing of prescription pharmaceuticals. Nine additional lawsuits have been filed since June 30, 1994. Five of these lawsuits were filed in federal court in the Northern District of Illinois. These five cases were filed on July 1, August 1, August 18, August 31 and September 16, 1994, respectively. In addition, on July 7, 1994, a case was filed in federal court in the Eastern District of Pennsylvania; on July 12, 1994, a case was filed in state court in San Francisco County, California; on July 28, 1994, a case was filed in state court in Dane County, Wisconsin; and, on July 28, 1994, a case was filed in federal court in the Eastern District of Missouri. The cases that were filed in Pennsylvania and in California both purport to be statewide class actions on behalf of retail pharmacies. The plaintiffs in these nine cases seek unspecified treble damages, attorneys' fees, and declaratory and injunctive relief and have named the Company and numerous other pharmaceutical manufacturers and wholesalers as defendants. As of September 30, 1994, the Company has been named as a defendant in 28 pending antitrust suits regarding the pricing of prescription pharmaceuticals. The Company intends to defend itself in these lawsuits and to deny all substantive allegations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11 Statement re: computation of per share earnings - attached hereto.

               12 Statement re: computation of ratio of earnings to fixed charges - attached hereto.

               27   Financial Data Schedule - attached hereto.


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABBOTT LABORATORIES


Date:  November 10, 1994              /S/ Theodore A. Olson
                                       -----------------------------------------
                                       Theodore A. Olson, Vice President and
                                       Controller (Principal Accounting Officer)