Form 10-K
period 1994-12-31
ABBOTT LABORATORIES
filed 1995-03-10
CIK 1800

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994.       COMMISSION FILE NUMBER 1-2189

                                        ABBOTT LABORATORIES
                  [LOGO]

    AN ILLINOIS CORPORATION                     36-0698440
                                  (I.R.S. employer identification number)

      100 ABBOTT PARK ROAD                    (708) 937-6100
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

THE AGGREGATE MARKET VALUE OF THE 733,819,146 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 31, 1995, WAS APPROXIMATELY $25,958,852,290.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1995: 801,879,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1995 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

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

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Industry Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1994 (1994 Annual Report), filed as an exhibit to this report. Also incorporated herein by reference is the text and table of sales by class of similar products included in the section of the 1994 Annual Report captioned "Financial Review."

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

    Principal pharmaceutical and nutritional products include the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin-Registered Trademark- and outside the United States primarily under the trademark Klacid-Registered Trademark-, and tosufloxacin, sold in Japan under the trademark Tosuxacin-TM-; various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and E.E.S.-Registered Trademark-; agents for the treatment of epilepsy, including Depakote-Registered Trademark-; a broad line of cardiovascular products, including Loftyl-Registered Trademark-, a vasoactive agent sold outside the United States; Hytrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug; Survanta-Registered Trademark-, a bovine derived lung surfactant; various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, Toddler's Best-TM-, and NeoCare-TM-; and other medical and pediatric nutritionals, including Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Jevity-Registered Trademark-, Glucerna-Registered Trademark-, Advera-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, Pulmocare-Registered Trademark- and Gain-Registered Trademark-. Consumer products include the dandruff shampoo Selsun Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; Tronolane-Registered Trademark- hemorrhoid medication; and
Faultless-Registered Trademark- rubber sundry products. Agricultural, animal health, and chemical products include plant growth regulators, including ProGibb-Registered Trademark-; herbicides; larvicides, including VectoBac-Registered Trademark-; and biologically derived insecticides, including DiPel-Registered Trademark- and XenTari-Registered Trademark-.

    Pharmaceutical and nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Company-owned distribution centers or public warehouses. Certain products are co-marketed with other companies. In certain overseas countries, some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical and nutritional products are directed toward securing the prescription or recommendation of the Company's brand of products by physicians or other health care professionals. In the United States managed care purchasers, for example health maintenance organizations (HMOs) and pharmacy benefit managers, are becoming increasingly important customers. Competition is generally from other broad line and specialized health care manufacturers. A significant aspect of competition is the search for technological

- ---------
* As used throughout the text of this Report, the term "Company" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products.

    Consumer  products  are  promoted  directly   to  the  public  by   consumer
advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, scientific innovation, price, and availability of generic product forms.

    Agricultural, animal health and chemical products are generally sold to agricultural distributors, animal health companies and pharmaceutical companies. Competition is primarily from large chemical, animal health and agricultural companies. Competition is based on numerous factors depending on the market served. Competitive factors include product performance, quality, price, and technological advantages.

    The  Company  is   the  leading   worldwide  producer   of  the   antibiotic
erythromycin. Similac-Registered Trademark- is the leading infant formula product in the United States.

    Under an agreement between the Company and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceuticals Inc. (TAP), owned 50 percent by the
Company and 50 percent by Takeda, develops and markets in the United States products based on Takeda research. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron Depot-Registered Trademark-, a sustained release form of Lupron-Registered Trademark-, in the United States. These agents are used for the treatment of advanced prostatic cancer, endometriosis, and central precocious puberty. The Company also has marketing rights to certain Takeda products in select Latin American markets. The Company also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, and Lupron Depot-Ped-Registered Trademark- in select markets outside the United States.

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

    The principal products included in this segment are parenteral (intravenous or I.V.) solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products,
LifeShield-Registered Trademark- needleless products, and
Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and
Liposyn-Registered Trademark-; Plum-Registered Trademark- and Omni-Flow-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia (PCA) systems; venipuncture products; hospital injectables including
FirstChoice-Registered Trademark- generics; premixed I.V. drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark-drug and nutritional delivery systems; Anne-Registered Trademark- anesthetic infusion systems; anesthetics, including Pentothal-Registered Trademark-, isoflurane and enflurane; Calcijex-Registered Trademark-, an injectable agent for treatment of bone disease in hemodialysis patients; critical care products including Opticath-Registered Trademark- for oximetry,
Transpac-Registered Trademark- for hemodynamic monitoring, and specialty cardiac products; screening tests for hepatitis B, HTLV-1, hepatitis B core, and hepatitis C; tests for detection of AIDS antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs with the ADx-Registered Trademark- instrument; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-Registered Trademark-; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Abbott Spectrum-Registered Trademark-EPx-Registered Trademark-, Abbott Spectrum-Registered Trademark- CCx-TM-, and Quantum-TM-; AxSym-Registered Trademark-, Commander-Registered Trademark- and IMx-Registered Trademark- lines of diagnostic instruments and chemical reagents used with immunoassay diagnostics; Abbott Vision-Registered Trademark-, a desk-top blood analyzer; the Abbott TestPack-Registered Trademark- system for diagnostic testing; a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark- series; and Abbott Maestro-TM-, a data management system.

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

PATENTS, TRADEMARKS, AND LICENSES

    The Company is aware of the desirability for patent and trademark protection for its products. The Company owns, has applications pending for, and is licensed under a substantial number of patents. Accordingly, where possible, patents and trademarks are sought and obtained for the Company's products in the United States and all countries of major marketing interest to the Company. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1, 2 and 3. These, and various patents which expire during the period 1995 to 2015, in the aggregate, are believed to be of material importance in the operation of the Company's business. Although the Company believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks) is material in relation to the Company's business as a whole, clarithromycin is increasingly important to the Company's Pharmaceutical and Nutritional Products industry segment. On December 8, 1994, the President signed the Uruguay Round Agreements Act (P.L. 103-465) implementing the Uruguay Round of the General Agreement on Tariffs and Trade
(GATT). Prior to such implementation, the patent on clarithromycin was scheduled to expire in the United States in 2003. The intellectual property provisions of GATT appear to extend this expiration date to 2005.

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

RESEARCH AND DEVELOPMENT

    The  Company  spent  $963,516,000  in   1994,  $880,974,000  in  1993,   and
$772,407,000 in 1992 on research to discover and develop new products and processes and to improve existing products and processes. The Company continues to concentrate research expenditures in pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    The Company believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. The Company's capital and operating expenditures for pollution control in 1994 were approximately $20 million and $41 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $16 million and $38 million, respectively, in 1995.

    The Company is participating as one of many potentially responsible parties in investigation and/ or remediation at nine locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, the Company believes that the actual costs will be lower than these estimates, and the fraction for which the Company may be responsible is anticipated to be considerably less and will be paid out over a number of years. The Company expects to participate in the investigation or cleanup at these sites. The Company is also voluntarily investigating potential contamination at five Company-owned sites, and has initiated voluntary remediation at four Company-owned sites, in cooperation with the Environmental Protection Agency
(EPA) or similar state agencies.

    While it is not feasible to predict with certainty the costs related to the previously described investigation and cleanup activities, the Company believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

EMPLOYEES

    The Company employed 49,464 persons as of December 31, 1994.

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

    In the United States, governmental cost-containment efforts have extended to the federally subsidized Special Supplemental Food Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All of the states have also conducted competitive bidding for infant formula contracts which require the use of specific infant formula products for the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

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

    The Company expects debate to continue during 1995 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health and medical insurance and medical products and services.

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

ITEM 2.  PROPERTIES

    The Company's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-3500. The locations of a number of the Company's principal plants are listed below.

           LOCATION                 INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
- --------------------------------------------------------------------------------
Abbott Park, Illinois         Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Altavista, Virginia           Pharmaceutical and Nutritional Products
Austin, Texas                 Hospital and Laboratory Products
Barceloneta, Puerto Rico      Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Campoverde, Italy             Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Casa Grande, Arizona          Pharmaceutical and Nutritional Products
Columbus, Ohio                Pharmaceutical and Nutritional Products
Delkenheim, Germany           Hospital and Laboratory Products
Irving, Texas                 Hospital and Laboratory Products
Laurinburg, North Carolina    Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Mexico City, Mexico           Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Montreal, Canada              Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Mountain View, California     Hospital and Laboratory Products
North Chicago, Illinois       Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Queenborough, England         Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Rocky Mount, North Carolina   Hospital and Laboratory Products
Salt Lake City, Utah          Hospital and Laboratory Products
Santa Clara, California       Hospital and Laboratory Products
Sligo/Donegal/Cootehill/      Pharmaceutical and Nutritional Products, and
 Finisklin, Ireland           Hospital and Laboratory Products
Sturgis, Michigan             Pharmaceutical and Nutritional Products
St. Remy, France              Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Tokyo, Japan                  Hospital and Laboratory Products

    In addition to the above, the Company has manufacturing facilities in six other locations in the United States and Puerto Rico. Overseas manufacturing facilities are located in 18 other countries. The Company's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States and Puerto Rico, the Company owns seven distribution centers. The Company also has eleven United States research and development facilities located at Abbott Park, Illinois; Ashland, Ohio; Columbus, Ohio (2 locations); Irving, Texas; Long Grove, Illinois; Madera, California; Mountain View, California; North Chicago, Illinois; Salt Lake City, Utah; and Santa Clara, California. Overseas, the Company has research and development facilities in Argentina, Australia, Canada, Germany, Italy, Japan, The Netherlands, and the United Kingdom.

    The corporate offices, all manufacturing plants, and all other facilities in the United States and overseas are owned or leased by the Company or subsidiaries of the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings including (as of January 31, 1995) 24 antitrust suits, one shareholder derivative suit, and 7 investigations in connection with the Company's sale and marketing of infant formula products, 62 antitrust suits in connection with the Company's pricing of prescription pharmaceuticals, and 143 product liability cases that allege injuries to the offspring of women who ingested a synthetic estrogen
(DES) during pregnancy. These remaining DES cases are ordinary routine litigation that is incidental to the business of the Company. The Company is also involved in a civil administrative proceeding involving the Resource Conservation and Recovery Act ("RCRA").

    The infant formula antitrust suits allege that the Company conspired with one or more of its competitors to fix prices for infant formula and to restrain trade and monopolize the market for infant formula products in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals, the Nestle Food Company, and state government agencies and name the Company, certain other infant formula manufacturers and, in some instances, the American Academy of Pediatrics as defendants. The cases seek treble damages, civil penalties and other relief. The Company has previously reported that cases are pending in each of the following state courts: Calhoun County and Shelby County, Alabama; Boulder County, Colorado; Okaloosa County, Florida; St. Clair County, Illinois; Sedgwick County, Kansas; Parish of West Baton Rouge, Louisiana; Calhoun County, Michigan; Hennepin County, Minnesota; Holmes County, South Dakota; Harrison County and Travis County, Texas (2 cases); Kanwaha, West Virginia; and, Milwaukee County, Wisconsin (2 cases). The cases which were pending in Florida and in Colorado have now been dismissed on defendants' motion. In addition, on October 27, 1994, a case was filed in state court in Jefferson County, Kentucky; on October 28, 1994, a case was filed in state court in Burleigh County, North Dakota; on November 21, 1994, a case was filed in state court in Jackson County, North Carolina; on December 22, 1994, a case was filed in state court in Suffolk County, Massachusetts; and on January 18, 1995, a case was filed in Holmes County, Mississippi by the Mississippi Attorney General. Three of these cases have now been removed to federal court: the Kentucky case is pending in federal court in Louisville, Kentucky, the North Dakota case is pending in federal court in Bismarck, North Dakota, and the Massachusetts case is pending in federal court in Boston, Massachusetts. On November 29, 1994, the Attorney General of Wisconsin sought the court's permission to intervene in both of the cases which are pending in the Wisconsin state courts. Although each of the cases which are pending in state court purports to be a state consumer class action, the court has denied class certification in the case that is pending in Michigan. The case brought by the Nestle Food Company is pending in federal court in Los Angeles, California and is scheduled for trial on May 9, 1995. The plaintiff is seeking treble damages and asserts single damages of $257 million. The remaining cases are pending in federal courts in Birmingham, Alabama, Tallahassee, Florida, Knoxville, Tennessee, and Reno, Nevada and all purport to be state-wide consumer class actions. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The shareholder derivative suit is pending in state court in Cook County, Illinois, names all of the Company's present directors (other than Allen F. Jacobson) and a former executive officer as defendants and alleges that the defendants breached their fiduciary duty to the Company by permitting antitrust violations in connection with the Company's sale and marketing of infant formula products. The plaintiffs seek to hold the defendants liable for an amount exceeding $140 million, in connection with the Company's settlement of certain anti-trust litigation arising out of its marketing of infant formula. The investigations are being conducted by the Attorneys General of the states of California, Connecticut, Minnesota, New York, Pennsylvania and Wisconsin and by the Canadian Bureau of Competition Policy. The Canadian investigation is both civil and criminal in its scope.

    The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and other pharmaceutical manufacturers as well as pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. On February 4, 1994, all of the then pending prescription pharmaceutical pricing antitrust cases were consolidated in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules. These cases are now known as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. As of September 30, 1994, the Company was named in 15 federal cases, all of which were consolidated in the MDL 997 litigation and in 13 state cases. Three of these state cases were subsequently dismissed. The 10 other state cases are pending in the following state courts: Greene County, Alabama; San Francisco County, California (7 cases); Dane County, Wisconsin; and Washington County, Wisconsin. One additional purported class action was filed on January 16, 1995, in King County, Washington on behalf of Washington consumers. Thirty-three additional cases have been filed in federal court since September 30, 1994 and have now been or will be consolidated in the MDL 997 litigation. Two of the cases which are pending in the MDL 997 litigation were filed as class actions: one on behalf of retail pharmacies and one on behalf of Alabama consumers. In November the court hearing the MDL 997 litigation certified a nationwide class of retail pharmacies which had purchased prescription drug products from any one or more of the defendants during the period October 1989 to the present and refused to certify a statewide class of Alabama consumers who had purchased the defendant's prescription pharmaceuticals.

    On February 23, 1994, the United States Environmental Protection Agency ("the EPA") instituted a civil administrative proceeding by filing a complaint alleging that the Company burned hazardous waste at its North Chicago facility in violation of the RCRA. The complaint seeks penalties of $991,775. The EPA simultaneously issued an Administrative Order requiring the Company to take certain actions to ensure future compliance with the RCRA. The Company filed an answer to the complaint denying all substantive allegations.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

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

    Current corporate officers, and their ages as of February 10, 1995, are listed below. The officers' principal occupations and employment from January 1990 to present and the dates of their first election as officers of the Company are also shown. Unless otherwise stated, employment was by the Company for the period indicated. There are no family relationships between any corporate officers or directors.

DUANE L. BURNHAM**, 53

    1990 -- Vice Chairman and Chief Executive Officer, and Director.
    1990 to present -- Chairman  of the  Board and Chief  Executive Officer, and
                       Director.
    Elected Corporate Officer -- 1982.

THOMAS R. HODGSON**, 53

    1990 -- Executive Vice President and Director.
    1990 to present -- President and Chief Operating Officer, and Director. Elected Corporate Officer -- 1980.

ROBERT N. BECK**, 54

    1990 to 1992 -- Executive Vice President, BankAmerica and Bank of America. 1992 to present -- Senior Vice President, Human Resources.
    Elected Corporate Officer -- 1992.

PAUL N. CLARK**, 48

    1990 -- Vice President, Pharmaceutical Products.
    1990 to present -- Senior Vice President, Pharmaceutical Operations. Elected Corporate Officer -- 1985.

GARY P. COUGHLAN**, 50

    1990 -- Senior Vice President, Finance, Kraft General Foods.
    1990 to present -- Senior  Vice  President,  Finance  and  Chief   Financial
                       Officer.
    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 53

    1990 to 1994 -- Vice  President and Associate General Counsel, Bristol-Myers
                    Squibb Company.
    1994 -- Vice   President,   Secretary   and   Associate   General   Counsel,
            Bristol-Myers Squibb Company.
    1994 to present -- Senior Vice President, Secretary and General Counsel. Elected Corporate Officer -- 1994.

JOHN G. KRINGEL**, 55

    1990 -- Vice President, Hospital Products.
    1990 to present -- Senior Vice President, Hospital Products.
    Elected Corporate Officer -- 1981.

J. DUNCAN MCINTYRE**, 57

    1990 -- Vice President, Europe.
    1990 to present -- Senior Vice President, International Operations. Elected Corporate Officer -- 1987.

THOMAS M. MCNALLY**, 47

    1990 -- Vice President, Chemical and Agricultural Products.
    1990 to 1993 -- Senior Vice President, Chemical and Agricultural Products. 1993 to present -- Senior Vice President, Ross Products.
    Elected Corporate Officer -- 1989.

DAVID V. MILLIGAN**, 54

    1990 to 1992 -- Vice    President,   Diagnostic    Products   Research   and
                    Development.
    1992 to 1994 -- Vice  President,   Pharmaceutical  Products   Research   and
                    Development.
    1994 to present -- Senior Vice President, Chief Scientific Officer.
    Elected Corporate Officer -- 1984.

ROBERT L. PARKINSON, JR.**, 44

    1990 -- Vice President, Corporate Hospital Marketing.
    1990 to 1993 -- Vice President, European Operations.
    1993 to present -- Senior   Vice   President,   Chemical   and  Agricultural
                       Products.
    Elected Corporate Officer -- 1989.

DAVID A. THOMPSON**, 53

    1990 -- Vice President, Diagnostic Operations.
    1990 to 1994 -- Senior Vice President, Diagnostic Operations.
    1994 to present -- Senior Vice President, Strategic Improvement Processes. Elected Corporate Officer -- 1982.

MILES D. WHITE**, 39

    1990 -- Director of Marketing for the U.S., Abbott Diagnostics Division. 1990 -- Business Unit General Manager, Physiological Diagnostics, Abbott
            Diagnostics Division and Business Unit General Manager, Cancer Diagnostics.
    1990 to 1992 -- Divisional Vice  President  and  General  Manager,  Hospital
                    Laboratory Sector.
    1992 to 1993 -- Divisional  Vice President  and General  Manager, Diagnostic
                    Systems and Operations.
    1993 to 1994 -- Vice President, Diagnostic Systems and Operations.
    1994 to present -- Senior Vice President, Diagnostic Operations.
    Elected Corporate Officer -- 1993.

JOY A. AMUNDSON**, 40

    1990 -- General Manager, Alternate Site.
    1990 -- Divisional Vice  President and  General Manager,  Hospital  Products
            Business Sector.
    1990 to 1994 -- Vice President, Corporate Hospital Marketing.
    1994 to present -- Vice President, HealthSystems.
    Elected Corporate Officer -- 1990.

CHRISTOPHER B. BEGLEY, 42

    1990 -- General Manager, Hospital Products Business Sector.
    1990 to 1993 -- Divisional  Vice  President  and  General  Manager, Hospital
                    Products Business Sector.
    1993 to present -- Vice President, Hospital Products Business Sector. Elected Corporate Officer -- 1993.

THOMAS D. BROWN, 46

    1990 to 1992 -- Divisional Vice President, Western Hemisphere.
    1992 to 1993 -- Divisional Vice President, Diagnostic Commercial Operations. 1993 to present -- Vice President, Diagnostic Commercial Operations.
    Elected Corporate Officer -- 1993.

GARY R. BYERS**, 53

    1990 to 1993 -- Divisional Vice President, Corporate Auditing. 1993 to present -- Vice President, Internal Audit.
    Elected Corporate Officer -- 1993.

KENNETH W. FARMER**, 49

    1990 to present -- Vice  President,  Management  Information  Services   and
                       Administration.
    Elected Corporate Officer -- 1985.

THOMAS C. FREYMAN**, 40

    1990 to 1991 -- Treasurer,  Abbott International, Ltd.  (a subsidiary of the
                    Company).
    1991 to present -- Vice President and Treasurer.
    Elected Corporate Officer -- 1991.

JAY B. JOHNSTON, 51

    1990 to 1992 -- President, Dainabot Co., Ltd. (an affiliate of the  Company)
                    and   General  Manager  Asia   Pacific,  Abbott  Diagnostics
                    Division.
    1992 -- Divisional Vice President, Business Development.
    1992 to 1993 -- Divisional Vice  President and  General Manager,  Diagnostic
                    Assays and Operations.
    1993 to present -- Vice President, Diagnostic Assays and Operations.
    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 46

    1990 -- General Manager, Hepatitis/Retrovirus Business Sector.
    1990 to 1992 -- Divisional  Vice President  and General  Manager, Diagnostic
                    Assays.
    1992 to 1993 -- Divisional Vice President, Diagnostic Products Research  and
                    Development.
    1993 to present -- Vice   President,   Diagnostic   Products   Research  and
                       Development.
    Elected Corporate Officer -- 1993.

JOHN F. LUSSEN**, 53

    1990 to present -- Vice President, Taxes.
    Elected Corporate Officer -- 1985.

RICHARD H. MOREHEAD**, 60

    1990 to present -- Vice President, Corporate Planning and Development. Elected Corporate Officer -- 1985.

THEODORE A. OLSON**, 56

    1990 to present -- Vice President and Controller.
    Elected Corporate Officer -- 1988.

ANDRE G. PERNET, 50

    1990 to 1992 -- Divisional  Vice  President,   Therapeutic  Area   Ventures,
                    Pharmaceutical Products Division.
    1992 to 1994 -- Divisional   Vice  President,   Pharmaceutical  Development,
                    Pharmaceutical Products Division.
    1994 to present -- Vice  President,  Pharmaceutical  Products  Research  and
                       Development.
    Elected Corporate Officer -- 1994.

CARL A. SPALDING, 49

    1990 to 1992 -- Vice President, International, Johnson & Johnson.
    1992 to 1993 -- Divisional  Vice  President/General Manager,  Ross Pediatric
                    Products.
    1993 to present -- Vice President, Ross Pediatric Products.
    Elected Corporate Officer -- 1993.

WILLIAM H. STADTLANDER, 49

    1990 to 1992 -- Divisional Vice President, Medical Nutritionals.
    1992 to 1993 -- Divisional  Vice  President  and  General  Manager,  Medical
                    Nutritionals.
    1993 to present -- Vice President, Ross Medical Nutritional Products. Elected Corporate Officer -- 1993.

DANIEL O. STRUBLE**, 54

    1990 to present -- Vice President, Corporate Engineering.
    Elected Corporate Officer -- 1987.

ELLEN M. WALVOORD**, 55

    1990 to 1991 -- Director, Corporate Communications.
    1991 -- Vice President, Investor Relations.
    1991 to present -- Vice President, Investor Relations and Public Affairs. Elected Corporate Officer -- 1991.

JOSEF WENDLER, 45

    1990 -- General Manager, Austria & Switzerland.
    1990 to 1992 -- Regional Director, Europe, Diagnostic Division. 1992 to 1993 -- Divisional Vice President, Pacific, Asia, Africa. 1993 to 1995 -- Vice President, Pacific/Asia /Africa Operations. 1995 to present -- Vice President, European Operations.
    Elected Corporate Officer -- 1993.

DON G. WRIGHT**, 52

    1990   to  present  --  Vice  President,  Corporate  Quality  Assurance  and
Regulatory Affairs.
    Elected Corporate Officer -- 1988.

- ---------
** Pursuant to Item 401(b) of Regulation S-K the Company has identified these persons as "executive officers" within the meaning of Item 401(b).

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRINCIPAL MARKET

    The principal market for the Company's common shares is the New York Stock Exchange. Shares are also listed on the Chicago and Pacific Stock Exchanges and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Overseas, the Company's shares are listed on the London Stock Exchange and the Swiss Stock Exchanges of Zurich, Basel, and Geneva.

                                                                                MARKET PRICE PER SHARE
                                                                      ------------------------------------------
                                                                              1994                  1993
                                                                      --------------------  --------------------
                                                                        HIGH        LOW       HIGH        LOW
                                                                      ---------  ---------  ---------  ---------
First Quarter.......................................................     30 5/8     25 5/8     30 7/8     22 5/8
Second Quarter......................................................     31 3/8     25 3/8     28 5/8     23 1/4
Third Quarter.......................................................         32     26 5/8     27 5/8     22 3/4
Fourth Quarter......................................................         34     30 1/8     30 1/8     26 1/8

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

SHAREHOLDERS

    There were 86,324 shareholders of record of Abbott common shares as of December 31, 1994.

DIVIDENDS

    Quarterly dividends of $.19 per share and $.17 per share were declared on common shares in 1994 and 1993, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1990 through 1994 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1994 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1994, 1993, and 1992 found under the section captioned "Financial Review" of the 1994 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1994 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants (which contains the related report of Arthur Andersen LLP dated January 13, 1995). Data relating to quarterly results is found in Note 8.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors," "Information Concerning Nominees for Directors" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934" found in the 1995 Abbott Laboratories Proxy Statement ("1995 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The material in the 1995 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee, the Performance Graph, and Security Ownership of Officers and Directors are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Officers and Directors" in the 1995 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1994, 1993, and 1992 and the related report of Arthur Andersen LLP dated January 13, 1995 appearing under the portions of the 1994 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1994 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1994 Annual
Report:

SCHEDULES                                                          PAGE NO.
- -----------------------------------------------------------------  --------
Valuation and Qualifying Accounts (Schedule II)..................   18
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants............   19
Individual Financial Statements of the registrant have been
 omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 16 and 17 of this Form 10-K.

  (b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1994:

       No reports on Form 8-K were filed during the quarter ended December 31, 1994.

  (c)  EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 16 AND 17).

  (d)  FINANCIAL STATEMENT SCHEDULES FILED (SEE PAGE 18).

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

                                             Date: February 10, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories and in the capacities and on the dates indicated:

/s/ DUANE L. BURNHAM
Duane L. Burnham
Chairman of the Board,
Chief Executive Officer and
Director of Abbott Laboratories
(principal executive officer)
Date: February 10, 1995

/s/ GARY P. COUGHLAN
Gary P. Coughlan
Senior Vice President, Finance and
Chief Financial Officer
(principal financial officer)
Date: February 10, 1995

/s/ THOMAS R. HODGSON
Thomas R. Hodgson
President, Chief Operating Officer
and Director of Abbott Laboratories
Date: February 10, 1995

/s/ THEODORE A. OLSON
Theodore A. Olson
Vice President and Controller
(principal accounting officer)
Date: February 10, 1995

/s/ K. FRANK AUSTEN
K. Frank Austen, M.D.
Director of Abbott Laboratories
Date: February 10, 1995

/s/ H. LAURANCE FULLER
H. Laurance Fuller
Director of Abbott Laboratories
Date: February 10, 1995

/s/ BERNARD J. HAYHOE
Bernard J. Hayhoe
Director of Abbott Laboratories
Date: February 10, 1995

/s/ ALLEN F. JACOBSON
Allen F. Jacobson
Director of Abbott Laboratories
Date: February 10, 1995

/s/ DAVID A. JONES
David A. Jones
Director of Abbott Laboratories
Date: February 10, 1995

/s/ BOONE POWELL, JR.
Boone Powell, Jr.
Director of Abbott Laboratories
Date: February 10, 1995

/s/ A. BARRY RAND
A. Barry Rand
Director of Abbott Laboratories
Date: February 10, 1995

/s/ W. ANN REYNOLDS
W. Ann Reynolds
Director of Abbott Laboratories
Date: February 10, 1995

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
Director of Abbott Laboratories
Date: February 10, 1995

/s/ JOHN R. WALTER
John R. Walter
Director of Abbott Laboratories
Date: February 10, 1995

/s/ WILLIAM L. WEISS
William L. Weiss
Director of Abbott Laboratories
Date: February 10, 1995

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1994

REG.S-K
EXHIBIT
TABLE
ITEM NO.
- ----------
  3.1       *   ARTICLES  OF  INCORPORATION--ABBOTT  LABORATORIES,  FILED AS
                EXHIBIT 3.1 OF THE  ABBOTT LABORATORIES QUARTERLY REPORT  ON
                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994.
  3.2           CORPORATE BYLAWS--ABBOTT LABORATORIES.
  4             INSTRUMENTS   DEFINING  THE  RIGHTS   OF  SECURITY  HOLDERS,
                INCLUDING INDENTURES.
  4.1       *   Indenture  dated  as  of  October  1,  1993  between  Abbott
                Laboratories  and Harris  Trust and  Savings Bank,  filed as
                Exhibit 4.1 to the Abbott Laboratories Quarterly Report  for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.2       *   Form  of 5.6% Note issued pursuant to the Indenture filed as
                Exhibit 4.2 to the Abbott Laboratories Quarterly Report  for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.3       *   Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as Exhibit 4.3 to the Abbott
                Laboratories   Quarterly  Report   for  the   Quarter  ended
                September 30, 1993 on Form 10-Q.
  4.4       *   Form of Medium-Term  Note, Series  A (Floating  Rate) to  be
                issued pursuant to the Indenture filed as Exhibit 4.4 to the
                Abbott  Laboratories Quarterly Report  for the Quarter ended
                September 30, 1993 on Form 10-Q.
  4.5       *   Resolution of  the Company's  Board  of Directors  filed  as
                Exhibit  4.5 to the Abbott Laboratories Quarterly Report for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.6       *   Actions of  the  Authorized  Officers with  respect  to  the
                Company's  $200,000,000 5.60% Notes filed  as Exhibit 4.6 to the Abbott  Laboratories Quarterly  Report for  the  Quarter
                ended September 30, 1993 on Form 10-Q.
  4.7       *   Actions  of  the  Authorized Officers  with  respect  to the
                Company's Medium-Term Notes, Series  A filed as Exhibit  4.7 to  the Abbott Laboratories Quarterly Report for the Quarter
                ended September 30, 1993 on Form 10-Q.
  4.8       *   Officers' Certificates and  Company Order  filed as  Exhibit
                4.7  to  the Abbott  Laboratories  Quarterly Report  for the
                Quarter ended September 30, 1993 on Form 10-Q.
 10             MATERIAL CONTRACTS.
 10.1       *   Supplemental Plan--Abbott  Laboratories Extended  Disability
                Plan,  filed as an exhibit (pages  50-51) to the 1992 Abbott
                Laboratories Annual Report on Form 10-K.**
 10.2       *   The Abbott Laboratories 1981 Incentive Stock Program,  filed as  an exhibit (pages 52-62) to the 1992 Abbott Laboratories
                Annual Report on Form 10-K.**
 10.3       *   The Abbott Laboratories 1986 Incentive Stock Program,  filed as  an exhibit (pages 37-59) to the 1989 Abbott Laboratories
                Annual Report on Form 10-K.**
 10.4       *   The Abbott Laboratories 1991 Incentive Stock Program,  filed
                as   an  exhibit   (pages  128-149)   to  the   1990  Abbott
                Laboratories Annual Report on Form 10-K.**
 10.5       *   Consulting agreement  between  Abbott  Laboratories  and  K.
                Frank  Austen, M.D.  dated September  13, 1991,  filed as an exhibit (pages 63-66) to the 1992 Abbott Laboratories Annual
                Report on Form 10-K.**

REG.S-K
EXHIBIT
TABLE
ITEM NO.
- ----------
 10.6       *   Abbott  Laboratories  401(k)  Supplemental  Plan,  filed  as
                Exhibit  10.7 to the Abbott  Laboratories 1993 Annual Report
                on Form 10-K.**
 10.7       *   Abbott Laboratories  Supplemental  Pension  Plan,  filed  as
                Exhibit  10.8 to the Abbott  Laboratories 1993 Annual Report
                on Form 10-K.**
 10.8       *   The 1986  Abbott  Laboratories  Management  Incentive  Plan,
                filed as Exhibit 10.9 to the Abbott Laboratories 1993 Annual
                Report on Form 10-K.**
 10.9       *   Abbott  Laboratories Non-Employee Directors' Fee Plan, filed as Exhibit  10.10 to  the  Abbott Laboratories  1993  Annual
                Report on Form 10-K.**
 11             CALCULATION OF FULLY DILUTED EARNINGS PER SHARE.
 12             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES.
 13             THE  PORTIONS OF  THE ABBOTT LABORATORIES  ANNUAL REPORT FOR
                THE YEAR ENDED DECEMBER 31, 1994 CAPTIONED FINANCIAL REVIEW,
                CONSOLIDATED  BALANCE  SHEET,   CONSOLIDATED  STATEMENT   OF
                EARNINGS, CONSOLIDATED STATEMENT OF CASH FLOWS, CONSOLIDATED
                STATEMENT OF SHAREHOLDERS' INVESTMENT, NOTES TO CONSOLIDATED
                FINANCIAL   STATEMENTS,   REPORT   OF   INDEPENDENT   PUBLIC
                ACCOUNTANTS, AND  THE  APPLICABLE PORTIONS  OF  THE  SECTION
                CAPTIONED  SUMMARY  OF  FINANCIAL DATA  FOR  THE  YEARS 1990
                THROUGH 1994.
 21             SUBSIDIARIES OF ABBOTT LABORATORIES.
 23             CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS.
 27             FINANCIAL DATA SCHEDULE.
                The 1995 Abbott Laboratories  Proxy Statement will be  filed with  the Commission under separate  cover on or about March
                13, 1995.

- ---------
 * Incorporated herein by reference.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    The  Company  will  furnish  copies  of  any  of  the  above  exhibits  to a
shareholder  upon   written  request   to   the  Corporate   Secretary,   Abbott
Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-3500.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                                                          AMOUNTS
                                                                             BALANCE AT   PROVISIONS    CHARGED OFF,   BALANCE AT
ALLOWANCES FOR DOUBTFUL                                                      BEGINNING    CHARGED TO       NET OF        END OF
ACCOUNTS AND SALES DEDUCTIONS                                                 OF YEAR     INCOME (A)     RECOVERIES       YEAR
- ---------------------------------------------------------------------------  ----------   -----------   ------------   ----------
1994.......................................................................   $116,925      $18,123       $ (6,119)     $128,929
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------
1993.......................................................................   $106,857      $29,441       $(19,373)     $116,925
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------
1992.......................................................................   $ 82,244      $41,598       $(16,985)     $106,857
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------

- ---------
(a) Represents provisions related to allowances for doubtful accounts and the net change in the allowances for sales deductions.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 13, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 13, 1995