Form 10-Q
period 1995-03-31
ABBOTT LABORATORIES
filed 1995-05-09
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ---------------   ---------------


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
                                              -----     -----

As of April 30, 1995, the Corporation had 798,081,281 common shares without par value outstanding.

                         PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars In Thousands Except Per Share Data)

                                                THREE MONTHS ENDED MARCH 31
                                                ---------------------------
                                                   1995             1994
                                                ----------       ----------
Net Sales.....................................  $2,524,397       $2,215,248
                                                ----------       ----------

Cost of products sold.........................   1,088,911          964,272
Research and development......................     247,175          226,797
Selling, general and administrative...........     598,832          497,184
                                                ----------       ----------
  Total Operating Cost and Expenses...........   1,934,918        1,688,253
                                                ----------       ----------

Operating Earnings............................     589,479          526,995
                                                ----------       ----------

Interest expense..............................      13,952           11,496
Interest and dividend income..................     (11,010)          (8,430)
Other (income) expense, net...................      (5,313)             738
                                                ----------       ----------

Earnings Before Taxes.........................     591,850          523,191

Taxes on Earnings.............................     174,596          156,957
                                                ----------       ----------

Net Earnings..................................  $  417,254       $  366,234
                                                ----------       ----------
                                                ----------       ----------


Net Earnings Per Common Share.................        $.52             $.45
                                                ----------       ----------
                                                ----------       ----------


Cash Dividends Declared
  Per Common Share............................        $.21             $.19
                                                ----------       ----------
                                                ----------       ----------




The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars In Thousands)

                                                                                       MARCH 31     DECEMBER 31
                                                                                     -------------  -----------
                                                                                         1995           1994
                                                                                     -------------  -----------
                                                                                      (Unaudited)
                                                      ASSETS

Current Assets:
    Cash and cash equivalents...................................................     $   184,210    $   290,272
    Investment securities.......................................................          65,842         25,056
    Trade Receivables, less allowances of $135,957 in 1995
      and $128,929 in 1994......................................................       1,548,935      1,468,519
    Inventories:
      Finished products.........................................................         519,553        514,715
      Work in process...........................................................         221,106        218,643
      Materials.................................................................         264,763        284,833
                                                                                     -----------    -----------

         Total Inventories......................................................       1,005,422      1,018,191

    Other prepaid expenses, income taxes, and receivables.......................       1,085,426      1,074,290
                                                                                     -----------    -----------

         Total Current Assets...................................................       3,889,835      3,876,328
                                                                                     -----------    -----------

Investment Securities Maturing after One Year....................................        394,796        316,195
                                                                                     -----------    -----------

Property And Equipment, at Cost..................................................      7,300,354      7,053,604
    Less: accumulated depreciation and amortization.............................       3,246,977      3,132,754
                                                                                     -----------    -----------

         Net Property and Equipment.............................................       4,053,377      3,920,850

Deferred Charges and Other Assets................................................        413,084        410,351
                                                                                     -----------    -----------
                                                                                     $ 8,751,092    $ 8,523,724
                                                                                     -----------    -----------
                                                                                     -----------    -----------

                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
    Short-term borrowings and current portion of long-term debt.................     $   883,548    $   772,503
    Trade accounts payable......................................................         678,807        671,100
    Salaries, income taxes, dividends payable, and other accruals...............       2,028,253      2,032,263
                                                                                     -----------    -----------

         Total Current Liabilities..............................................       3,590,608      3,475,866
                                                                                     -----------    -----------

Long-Term Debt...................................................................        285,548        287,091
                                                                                     -----------    -----------

Other Liabilities and Deferrals..................................................        744,965        711,367
                                                                                     -----------    -----------

Shareholders' Investment:
    Preferred shares, $1 par value
      Authorized - 1,000,000 shares, none issued
    Common shares, without par value
      Authorized - 1,200,000,000 shares
      Issued at stated capital amount -
         1995: 809,010,769 shares; 1994: 813,046,602 shares.....................         524,913        505,170

Earnings employed in the business................................................      3,715,003      3,652,434

Cumulative translation adjustments...............................................        (53,409)       (51,124)
                                                                                     -----------    -----------
                                                                                       4,186,507      4,106,480
Less:
Common shares held in treasury, at cost -
    1995 and 1994: 9,766,880 shares..............................................         51,545         51,545

Unearned compensation - restricted stock awards..................................          4,991          5,535
                                                                                     -----------    -----------

         Total Shareholders' Investment.........................................       4,129,971      4,049,400
                                                                                     -----------    -----------
                                                                                     $ 8,751,092    $ 8,523,724
                                                                                     -----------    -----------
                                                                                     -----------    -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                        THREE MONTHS ENDED MARCH 31
                                                        ---------------------------
                                                           1995             1994
                                                        ---------         ---------
Cash Flow From (Used in) Operating Activities:
    Net earnings....................................... $  417,254       $ 366,234
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization......................    137,083         132,340
    Trade receivables..................................    (74,377)        (17,441)
    Inventories........................................     16,549         (39,850)
    Other, net.........................................     11,820         105,562
                                                        ----------       ---------

         Net Cash From Operating Activities............    508,329         546,845
                                                        ----------       ---------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property, equipment, and businesses   (280,568)       (212,163)
    Investment securities transactions.................   (119,487)        (26,092)
    Other..............................................      3,930          12,968
                                                        ----------       ---------

         Net Cash (Used in) Investing Activities.......   (396,125)       (225,287)
                                                        ----------       ---------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions.............................    104,179        (169,232)
    Common share transactions..........................   (167,091)       (142,625)
    Dividends paid.....................................   (152,616)       (139,552)
                                                        ----------       ---------

         Net Cash (Used in) Financing Activities.......   (215,528)       (451,409)
                                                        ----------       ---------

Effect of exchange rate changes on cash and
    cash equivalents...................................     (2,738)            238
                                                        ----------       ---------

Net (Decrease) in Cash and Cash Equivalents............   (106,062)       (129,613)

Cash and Cash Equivalents, Beginning of Year...........    290,272         300,676
                                                        ----------       ---------

Cash and Cash Equivalents, End of Period...............  $ 184,210       $ 171,063
                                                        ----------       ---------
                                                        ----------       ---------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995

                                   (UNAUDITED)



NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 801,262,000 for the three months ended March 31, 1995 and 818,988,000 for the same period in 1994.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico and Ireland.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995
(Unaudited), Continued



NOTE 4 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the sale and marketing of infant formula products and the pricing of prescription pharmaceuticals.

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



NOTE 5 - OTHER SIGNIFICANT EVENTS:

In December 1994, a United Kingdom subsidiary of the Company purchased the operating assets of the nutritional business of Puleva Union Industrial y Agroganadera, S.A. for $106 million. Had this acquisition taken place on January 1, 1994, consolidated sales and net income in 1994 would not have been significantly different from reported amounts.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

Worldwide sales for the first quarter increased 14.0 percent to $2.524 billion
from $2.215 billion in 1994.   Net earnings and earnings per share increased
13.9 percent and 15.6 percent, respectively, over the prior year quarter.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 56.9 percent for the first quarter was up from
56.5 percent one year ago. This increase was primarily due to product mix, especially higher worldwide sales of pharmaceuticals, and productivity improvements.

Research and development expenses increased to $247.2 million in the first quarter 1995. This represented 9.8 percent of net sales, compared to
10.2 percent in 1994. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general, and administrative expenses for the first quarter increased
20.4 percent over the prior year, including the adverse effect of the relatively weaker U.S. dollar of 1.9 percent. The remaining increase reflects additional selling and marketing expenses for new and existing products, primarily in the pharmaceutical and nutritional segment. The increase also reflects a contribution to the company's charitable foundation and charges against earnings for certain settled and pending litigation.

Other (income) expense, net, includes net foreign exchange losses of $8.4 million in the 1995 first quarter, compared with net foreign exchange losses of $12.2 million in the same quarter last year.

FINANCIAL REVIEW
(Continued)



INDUSTRY SEGMENTS

Industry segment sales for the first quarter 1995 and the related change from the comparable 1994 period are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the first quarter primarily reflect unit growth. International sales were favorably affected 4.9 percent by the relatively weaker dollar in the first quarter.

                                                         First Quarter
- ----------------------------------------------------------------------
SEGMENT SALES                                          1995    Percent
(in millions of dollars)                              Sales   Increase
- ----------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                                           $  979.7       15.9
- ----------------------------------------------------------------------
International                                         495.7       30.8
- ----------------------------------------------------------------------
                                                    1,475.4       20.5

Hospital and Laboratory Products:
Domestic                                              574.5        2.0
- ----------------------------------------------------------------------
International                                         474.5       10.9
- ----------------------------------------------------------------------
                                                    1,049.0        5.8

Total All Segments:
Domestic                                            1,554.2       10.3
- ----------------------------------------------------------------------
International                                         970.2       20.3
- ----------------------------------------------------------------------
                                                   $2,524.4       14.0
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)


LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1995
COMPARED WITH DECEMBER 31, 1994

Net cash from operating activities for the first quarter 1995 totaled
$508 million. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $300 million at March 31, 1995. These lines of credit support domestic commercial paper borrowing arrangements.

During the first three months 1995, the Company continued its program to purchase its common shares. The Company purchased and retired 5,355,000 shares during this period at a cost of $186 million. As of March 31, 1995, an additional 8,015,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1994.


LEGISLATIVE ISSUES

The Company's primary markets are highly competitive and subject to substantial government regulation, and the trend is toward more stringent regulation. The Company expects debate to continue during 1995 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health and medical insurance and medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which the Company or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

            PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's 10-K for the fiscal year ended December 31, 1994 described 24 antitrust suits, one shareholder derivative suit, and 7 investigations (as of January 31,1995) that had been brought in connection with the Company's marketing and sale of infant formula products. During the first quarter, three of these cases were certified as state consumer class actions. The two cases that are pending in state court in Milwaukee, Wisconsin were certified on February 28, 1995. The case that is pending in state court in Sedgwick County, Kansas was certified on March 2, 1995. In addition, on April 3, 1995, the court dismissed the case which had been pending in federal court in Reno, Nevada. As of March 31, 1995 23 antitrust suits, one shareholder derivative suit and 7 investigations are pending in connection with the Company's marketing of infant formula products.

          The Company's 10-K for the fiscal year ended December 31, 1994 described 62 antitrust suits (as of January 31, 1995) in connection with the Company's pricing of prescription pharmaceuticals. During the first quarter, 44 new antitrust suits regarding the Company's pricing of prescription pharmaceuticals commenced and were consolidated in the litigation that is pending in federal court in Chicago, Illinois and is known as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. In addition on February 9, 1995, a case was filed in the Circuit Court for Crow Wing County, Minnesota. Each of these cases alleges that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and other pharmaceutical manufacturers as well as pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The plaintiffs in these cases seek treble damages in an unspecified amount, civil penalties and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. As of March 31, 1995, 107 antitrust suits are pending in connection with the Company's pricing of prescription pharmaceuticals.

          On March 31, 1995 the Illinois Attorney General informed the Company that it proposed the assessment of a civil penalty of $750,000 in connection with an administrative enforcement action initiated in May of 1993 by the Illinois Environmental Protection Agency against the Company. The enforcement action alleges that the Company violated its waste water discharge permits and certain Illinois environmental laws at its North Chicago, Illinois facility. The Company intends to defend itself in this matter and to deny all substantive allegations.

          While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Shareholders on April 28, 1995. The following is a summary of the matters voted on at that meeting.

          (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

DIRECTOR                             FOR                     WITHHELD
- --------                             ---                     --------

K. Frank Austen, M.D.             691,923,667                2,703,005
Duane L.Burnham                   690,740,137                3,886,535
H. Laurance Fuller                692,141,634                2,485,038
The Lord Hayhoe PC                691,875,255                2,751,417
Thomas R. Hodgson                 692,134,629                2,492,043
Allen F. Jacobson                 691,325,273                3,301,399
David A. Jones                    690,806,427                3,820,245
Boone Powell, Jr.                 692,209,238                2,417,434
Addison Barry Rand                692,074,407                2,552,265
W. Ann Reynolds, Ph.D.            690,769,821                3,856,851
William D. Smithburg              692,077,361                2,549,311
John R. Walter                    691,202,767                3,423,905
William L. Weiss                  691,393,945                3,232,727

          (b) The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company.

          FOR                     AGAINST              ABSTAINING
          ---                     -------              ----------

       690,807,241               1,877,508              1,941,923

          (c) The shareholders rejected a shareholder proposal regarding infant formula.

   FOR          AGAINST        ABSTAIN    BROKER NON-VOTES
   ---          -------        -------    ----------------

41,384,802     538,991,067    43,606,332     70,644,471

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                 11. Statement re: computation of per share earnings - attached hereto.

                 12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

                 27.     Financial Data Schedule - attached hereto.

          (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ABBOTT LABORATORIES



Date:  May 9, 1995                /s/ Theodore A. Olson
                                   ---------------------------------------------
                                   Theodore A. Olson, Vice President
                                   and Controller (Principal Accounting
                                   Officer)