Form 10-Q
period 1995-06-30
ABBOTT LABORATORIES
filed 1995-08-10
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

----
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR
----
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----   SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________ to ______________


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






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X  .  No     .
                                              -----     -----

As of July 31, 1995, the Corporation had 793,539,326 common shares without par value outstanding.

                         PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in thousands except per share data)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30                   JUNE 30
                                          -----------------------     ----------------------
                                             1995          1994          1995         1994
                                          ----------    ----------    ----------  ----------
Net Sales. . . . . . . . . . . . . . . .  $2,500,310    $2,204,030    $5,024,707  $4,419,278
                                          ----------    ----------    ----------  ----------

Cost of products sold. . . . . . . . . .   1,086,023       946,816     2,174,934   1,911,088
Research and development . . . . . . . .     287,360       244,989       534,535     471,786
Selling, general and administrative. . .     532,277       468,739     1,131,109     965,923
                                          ----------    ----------    ----------  ----------
  Total Operating Cost and Expenses. . .   1,905,660     1,660,544     3,840,578   3,348,797
                                          ----------    ----------    ----------  ----------

Operating Earnings . . . . . . . . . . .     594,650       543,486     1,184,129   1,070,481
                                          ----------    ----------    ----------  ----------

Interest expense . . . . . . . . . . . .      17,852        12,253        31,804      23,749
Interest and dividend income . . . . . .     (13,202)       (8,296)      (24,212)    (16,726)
Other (income) expense, net. . . . . . .     (11,461)        1,593       (16,774)      2,331
                                          ----------    ----------    ----------  ----------

Earnings Before Taxes. . . . . . . . . .     601,461       537,936     1,193,311   1,061,127

Taxes on Earnings. . . . . . . . . . . .     177,431       161,381       352,027     318,338
                                          ----------    ----------    ----------  ----------

Net Earnings . . . . . . . . . . . . . .  $  424,030    $  376,555    $  841,284  $  742,789
                                          ----------    ----------    ----------  ----------
                                          ----------    ----------    ----------  ----------


Net Earnings Per Common Share. . . . . .        $.53          $.46         $1.05        $.91
                                          ----------    ----------    ----------  ----------
                                          ----------    ----------    ----------  ----------


Cash Dividends Declared


  Per Common Share . . . . . . . . . . .        $.21          $.19          $.42        $.38
                                          ----------    ----------    ----------  ----------
                                          ----------    ----------    ----------  ----------




The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)


                                                                                                            JUNE 30     DECEMBER 31
                                                                                                         -------------  -----------
                                                                                                              1995          1994
                                                                                                         -------------  -----------
                                                                                                          (unaudited)

                                                               ASSETS


Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  254,395     $   290,272
    Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,463          25,056
    Trade Receivables, less allowances of $155,059 in 1995
      and $128,929 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,518,773       1,468,519
    Inventories:
      Finished products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      531,740         514,715
      Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      239,467         218,643
      Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      278,557         284,833
                                                                                                         ----------     -----------
         Total Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,049,764       1,018,191

    Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      534,679         549,091

    Other prepaid expenses and receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      626,057         525,199
                                                                                                          ---------       ---------

         Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,040,131       3,876,328
                                                                                                          ---------       ---------

Investment Securities Maturing after One Year. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      388,783         316,195
                                                                                                          ---------       ---------

Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,544,199       7,053,604
    Less: accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .    3,391,117       3,132,754
                                                                                                          ---------       ---------

         Net Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,153,082       3,920,850

Deferred Charges and Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      408,327         410,351
                                                                                                        -----------     -----------
                                                                                                        $ 8,990,323     $ 8,523,724
                                                                                                        -----------     -----------
                                                                                                        -----------     -----------

                                              LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
    Short-term borrowings and current portion of long-term debt. . . . . . . . . . . . . . . . . . . .  $   829,594     $   772,503
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      754,266         671,100
    Salaries, income taxes, dividends payable, and other accruals. . . . . . . . . . . . . . . . . . .    1,951,201       2,032,263
                                                                                                        -----------     -----------

         Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,535,061       3,475,866
                                                                                                        -----------     -----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      435,730         287,091
                                                                                                        -----------     -----------

Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      776,323         711,367
                                                                                                        -----------     -----------

Shareholders' Investment:
    Preferred shares, $1 par value
      Authorized - 1,000,000 shares, none issued                                                            --               --

    Common shares, without par value
      Authorized - 1,200,000,000 shares
      Issued at stated capital amount -
         1995: 804,785,789 shares; 1994: 813,046,602 shares. . . . . . . . . . . . . . . . . . . . . .      546,974         505,170

Earnings employed in the business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,762,687       3,652,434

Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (9,574)        (51,124)
                                                                                                        -----------     -----------
                                                                                                          4,300,087       4,106,480

Less:
Common shares held in treasury, at cost -
    1995: 9,732,259 shares; 1994: 9,766,880 shares . . . . . . . . . . . . . . . . . . . . . . . . . .       51,363          51,545

Unearned compensation - restricted stock awards. . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,515           5,535
                                                                                                        -----------     -----------

         Total Shareholders' Investment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,243,209       4,049,400
                                                                                                        -----------     -----------
                                                                                                        $ 8,990,323     $ 8,523,724
                                                                                                        -----------     -----------
                                                                                                        -----------     -----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)



                                                           SIX MONTHS ENDED JUNE 30
                                                       -------------------------------
                                                          1995                 1994
                                                       ---------            ---------

Cash Flow From (Used in) Operating Activities:

    Net earnings . . . . . . . . . . . . . . . . . .   $ 841,284            $ 742,789
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization. . . . . . . . . .     260,286              260,450
    Trade receivables. . . . . . . . . . . . . . . .       3,604              (92,565)
    Inventories. . . . . . . . . . . . . . . . . . .      (8,656)             (99,720)
    Other, net . . . . . . . . . . . . . . . . . . .     (61,303)             209,034
                                                       ---------            ---------

         Net Cash From Operating Activities. . . . .   1,035,215            1,019,988
                                                       ---------            ---------

Cash Flow From (Used in) Investing Activities:


    Acquisitions of property and equipment . . . . .    (485,627)            (436,959)
    Investment securities transactions . . . . . . .    (104,105)             (41,123)
    Other. . . . . . . . . . . . . . . . . . . . . .      11,092               16,553
                                                       ---------            ---------

         Net Cash (Used in) Investing Activities . .    (578,640)            (461,529)
                                                       ---------            ---------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions . . . . . . . . . . . . .     184,038             (100,106)
    Common share transactions. . . . . . . . . . . .    (355,741)            (284,281)
    Dividends paid . . . . . . . . . . . . . . . . .    (320,432)            (294,663)
                                                       ---------            ---------

         Net Cash (Used in) Financing Activities . .    (492,135)            (679,050)
                                                       ---------            ---------

Effect of exchange rate changes on cash and
    cash equivalents . . . . . . . . . . . . . . . .        (317)                 511
                                                       ---------            ---------

Net (Decrease) in Cash and Cash Equivalents. . . . .     (35,877)            (120,080)

Cash and Cash Equivalents, Beginning of Year . . . .     290,272              300,676
                                                       ---------            ---------

Cash and Cash Equivalents, End of Period . . . . . .   $ 254,395            $ 180,596
                                                       ---------            ---------
                                                       ---------            ---------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 1995

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


NOTE 2 - EARNINGS PER COMMON SHARE:


Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 799,246,000 for the six months ended June 30, 1995 and 816,763,000 for the same period in 1994.



NOTE 3 - TAXES ON EARNINGS:


Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, the Netherlands, and Ireland.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995
(Unaudited), Continued



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

FINANCIAL REVIEW


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1995
COMPARED WITH SAME PERIODS IN 1994

Worldwide sales for the second quarter and first six months increased 13.4 percent and 13.7 percent, respectively, over the comparable 1994 periods. Net earnings increased 12.6 percent and 13.3 percent, respectively, in the second quarter and first six months 1995. Earnings per share increased 15.2 percent and
15.4 percent, respectively, in the second quarter and first six months 1995.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 56.6 percent for the 1995 second quarter, compared to 57.0 percent for the 1994 second quarter. First half gross margin was
56.7 percent, compared to 56.8 percent a year earlier. The lower gross profit margins are due to higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation; partially offset by favorable product mix, especially higher sales of pharmaceuticals, and productivity improvements.

Research and development expenses were $287.4 million and $534.5 million for the second quarter and first six months 1995, respectively. This represented 11.5 percent and 10.6 percent of net sales, compared to 11.1 percent and 10.7 percent in 1994. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter and first six months 1995 increased 13.6 percent and 17.1 percent, respectively, over the comparable prior year periods, including the adverse effects of the relatively weaker dollar of 3.7 percent and 2.7 percent, respectively. Selling, general and administrative expenses also increased as a result of additional selling and marketing support for new and existing products, primarily in the pharmaceutical and nutritional segment, and reflect contributions to the Company's charitable foundation. The six month results reflect charges against earnings for certain settled and pending litigation.

Other (income) expense, net, includes net foreign exchange losses of $7.1 million and $15.5 million, respectively, for the second quarter and first six months 1995 compared with net foreign exchange losses of $15.3 million and $27.5 million for the corresponding prior year periods.

FINANCIAL REVIEW
(Continued)



INDUSTRY SEGMENTS

Industry segment sales for the second quarter and first six months 1995 and the related change from the comparable 1994 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the second quarter and first six months 1995 primarily reflect unit growth. International sales were favorably affected 7.8 percent by the relatively weaker dollar in the second quarter. On a year-to-date basis, international sales were favorably affected 6.4 percent by the relatively weaker U.S. dollar.



                                         Second Quarter             Six Months
--------------------------------------------------------------------------------
SEGMENT SALES                          1995     Percent         1995    Percent
(in millions of dollars)               Sales   Increase        Sales   Increase
-------------------------------------------------------------------------------
Pharmaceutical and Nutritional
  Products:
Domestic                             $  895.5      13.9     $1,875.2       15.0
-------------------------------------------------------------------------------
International                           498.1      30.1        993.8       30.4
-------------------------------------------------------------------------------
                                      1,393.6      19.2      2,869.0       19.9


Hospital and Laboratory Products:
Domestic                                589.2       2.5      1,163.7        2.3
-------------------------------------------------------------------------------
International                           517.5      12.4        992.0       11.7
-------------------------------------------------------------------------------
                                      1,106.7       6.9      2,155.7        6.4

Total All Segments:
Domestic                              1,484.7       9.1      3,038.9        9.7
-------------------------------------------------------------------------------
International                         1,015.6      20.4      1,985.8       20.3
-------------------------------------------------------------------------------
                                     $2,500.3      13.4     $5,024.7       13.7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1995
COMPARED WITH DECEMBER 31, 1994
------------------------------------------------


Net cash from operating activities for the first six months 1995 totaled $1.035 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.


The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $400 million at June 30, 1995. These lines of credit support domestic commercial paper borrowing arrangements.

During the first six months 1995, the Company continued its program to purchase its common shares. The Company purchased and retired 10,710,000 shares during this period at a cost of $396 million. As of June 30, 1995, an additional 2,660,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1994.

In May 1995, the Company issued $150 million in senior debt securities under a registration statement filed with the Securities and Exchange Commission in 1993. Net proceeds were used to retire short-term borrowings and for the purchase of the Company's common shares. The Company may issue up to an additional $150 million of debt securities in the future under this registration statement.

LEGISLATIVE ISSUES
------------------

The Company's primary markets are highly competitive and subject to substantial government regulation, and the trend is toward more stringent regulation. The Company expects debate to continue during 1995 at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health and medical insurance and medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which the Company or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

PART II.              OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               The Company's 10-Q for the fiscal quarter ended March 31, 1995 reported 23 antitrust suits, one shareholder derivative suit, and seven investigations in connection with the Company's marketing of infant formula products. During the second quarter, the trial court dismissed the cases that were pending in the state courts of Colorado, Florida, Kentucky, Nevada, and Tennessee. The Colorado, Florida, and Nevada cases are now on appeal. On May 22, 1995, the court denied class certification with respect to the case pending in state court in Michigan. On May 30, 1995, the court denied class certification with respect to the case pending in state court in Minnesota. On June 19, 1995, a jury in federal court in Los Angeles, California found in favor of the Company and the American Academy of Pediatrics in the anti-trust case brought by Nestle Food Company. Nestle Food Company has appealed this verdict. On June 29, 1995, the Supreme Court of the State of Texas dismissed SEGURA V. ABBOTT LABORATORIES, ET. AL. As of June 30, 1995, 20 antitrust suits, one shareholder derivative suit, and seven investigations are pending in connection with the Company's marketing of infant formula products.

          The Company's 10-Q for the fiscal quarter ended March 31, 1995 reported 107 antitrust suits in connection with the Company's pricing of prescription pharmaceuticals. During the second quarter, the Company was served with 15 new antitrust suits regarding the Company's pricing of prescription pharmaceuticals. Thirteen of these cases were consolidated in the litigation that is pending in federal court in Chicago, Illinois and is known as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. The two other cases, both of which purport to be class actions, were filed in state court. One was filed on May 24, 1995 in San Francisco County, California on behalf of California consumers. The other was filed on June 6,
1995 in Denver County, Colorado on behalf of Colorado consumers.   Each of
these cases alleges that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and other pharmaceutical manufacturers as well as pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The plaintiffs in these cases seek treble damages in an unspecified amount, civil penalties and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. As of June 30, 1995, a total of 122 antitrust suits are pending in state and federal courts in connection with the Company's pricing of prescription pharmaceuticals.

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

                    27. Financial Data Schedule - attached hereto.

               (b)  Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                    SIGNATURE
               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABBOTT LABORATORIES

                                       /s/ THEODORE A. OLSON
                                       ----------------------------------------
Date August 10, 1995                   Theodore A. Olson, Vice President and
                                       Controller (Principal Accounting Officer)