Form 10-Q
period 1995-09-30
ABBOTT LABORATORIES
filed 1995-11-14
CIK 1800

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C.  20549


(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

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

As of October 31, 1995, the Corporation had 790,443,845 common shares without par value outstanding.

                         PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in thousands except per share data)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                       --------------------------       ---------------------------
                                                          1995            1994             1995             1994
                                                       ----------      ----------       ----------       ----------
Net Sales. . . . . . . . . . . . . . . . . . . . .     $2,390,753      $2,254,817       $7,415,460       $6,674,095
                                                       ----------      ----------       ----------       ----------

Cost of products sold. . . . . . . . . . . . . . .      1,070,253       1,015,831        3,245,187        2,926,919
Research and development . . . . . . . . . . . . .        255,829         239,390          790,364          711,176
Selling, general and administrative. . . . . . . .        521,754         515,568        1,652,863        1,481,491
                                                       ----------      ----------       ----------       ----------

  Total Operating Cost and Expenses. . . . . . . .      1,847,836       1,770,789        5,688,414        5,119,586
                                                       ----------      ----------       ----------       ----------

Operating Earnings . . . . . . . . . . . . . . . .        542,917         484,028        1,727,046        1,554,509
                                                       ----------      ----------       ----------       ----------

Interest expense . . . . . . . . . . . . . . . . .         18,420          12,776           50,224           36,525
Interest and dividend income . . . . . . . . . . .        (13,173)         (9,131)         (37,385)         (25,857)
Other (income) expense, net. . . . . . . . . . . .         (4,246)        (21,535)         (21,020)         (19,204)
                                                       ----------      ----------       ----------       ----------

Earnings Before Taxes. . . . . . . . . . . . . . .        541,916         501,918        1,735,227        1,563,045

Taxes on Earnings. . . . . . . . . . . . . . . . .        159,865         150,576          511,892          468,914
                                                       ----------      ----------       ----------       ----------

Net Earnings . . . . . . . . . . . . . . . . . . .     $  382,051      $  351,342       $1,223,335       $1,094,131
                                                       ----------      ----------       ----------       ----------
                                                       ----------      ----------       ----------       ----------

Net Earnings Per Common Share. . . . . . . . . . .           $.48            $.43            $1.53            $1.34
                                                       ----------      ----------       ----------       ----------
                                                       ----------      ----------       ----------       ----------

Cash Dividends Declared
  Per Common Share . . . . . . . . . . . . . . . .           $.21            $.19             $.63             $.57
                                                       ----------      ----------       ----------       ----------
                                                       ----------      ----------       ----------       ----------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)


                                                                                   SEPTEMBER 30      DECEMBER 31
                                                                                   -----------       -----------
                                                                                       1995              1994
                                                                                   -----------       -----------
                                                                                   (unaudited)
                                                               ASSETS

Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .         $   320,799       $   290,272
  Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . .              93,872            25,056
  Trade Receivables, less allowances of $156,408 in 1995
    and $128,929 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . .           1,470,651         1,468,519
  Inventories:
    Finished products. . . . . . . . . . . . . . . . . . . . . . . . . . .             511,010           514,715
    Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . .             259,939           218,643
    Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             280,397           284,833
                                                                                   -----------       -----------
       Total Inventories . . . . . . . . . . . . . . . . . . . . . . . . .           1,051,346         1,018,191

  Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .             559,848           549,091

  Other prepaid expenses and receivables . . . . . . . . . . . . . . . . .             580,983           525,199
                                                                                   -----------       -----------
       Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .           4,077,499         3,876,328
                                                                                   -----------       -----------
Investment Securities Maturing after One Year. . . . . . . . . . . . . . .             407,475           316,195
                                                                                   -----------       -----------
Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . . . . .           7,621,574         7,053,604
  Less: accumulated depreciation and amortization. . . . . . . . . . . . .           3,438,766         3,132,754
                                                                                   -----------       -----------
       Net Property and Equipment. . . . . . . . . . . . . . . . . . . . .           4,182,808         3,920,850

Deferred Charges and Other Assets. . . . . . . . . . . . . . . . . . . . .             402,100           410,351
                                                                                   -----------       -----------
                                                                                   $ 9,069,882       $ 8,523,724
                                                                                   -----------       -----------
                                                                                   -----------       -----------

                                              LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings and current portion of long-term debt. . . . . . .         $   937,193       $   772,503
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .             665,932           671,100
  Salaries, income taxes, dividends payable, and other accruals. . . . . .           1,963,794         2,032,263
                                                                                   -----------       -----------
       Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .           3,566,919         3,475,866
                                                                                   -----------       -----------
Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             435,297           287,091
                                                                                   -----------       -----------
Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . . . . . .             791,559           711,367
                                                                                   -----------       -----------
Shareholders' Investment:
  Preferred shares, $1 par value
    Authorized - 1,000,000 shares, none issued . . . . . . . . . . . . . .                  --                --
  Common shares, without par value
    Authorized - 1,200,000,000 shares
    Issued at stated capital amount -
       1995: 801,874,446 shares; 1994: 813,046,602 shares. . . . . . . . .             568,005           505,170

Earnings employed in the business. . . . . . . . . . . . . . . . . . . . .           3,822,581         3,652,434

Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . .             (57,874)          (51,124)
                                                                                   -----------       -----------
                                                                                     4,332,712         4,106,480
Less:
Common shares held in treasury, at cost -
  1995: 9,722,379 shares; 1994: 9,766,880 shares . . . . . . . . . . . . .              51,310            51,545

Unearned compensation - restricted stock awards. . . . . . . . . . . . . .               5,295             5,535
                                                                                   -----------       -----------
       Total Shareholders' Investment. . . . . . . . . . . . . . . . . . .           4,276,107         4,049,400
                                                                                   -----------       -----------
                                                                                   $ 9,069,882       $ 8,523,724
                                                                                   -----------       -----------
                                                                                   -----------       -----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)



                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                     ---------------------------------
                                                                         1995                1994
                                                                      ----------          ----------
Cash Flow From (Used in) Operating Activities:
    Net earnings . . . . . . . . . . . . . . . . . . . . . .          $1,223,335          $1,094,131
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization. . . . . . . . . . . . . .             399,494             391,049
    Trade receivables. . . . . . . . . . . . . . . . . . . .               5,039            (100,140)
    Inventories. . . . . . . . . . . . . . . . . . . . . . .             (30,789)            (87,128)
    Other, net . . . . . . . . . . . . . . . . . . . . . . .             (42,680)            322,531
                                                                      ----------          ----------

         Net Cash From Operating Activities. . . . . . . . .           1,554,399           1,620,443
                                                                      ----------          ----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property and equipment . . . . . . . . .            (698,881)           (689,270)
    Investment securities transactions . . . . . . . . . . .            (160,778)            (83,754)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . .              17,239              21,425
                                                                      ----------          ----------

         Net Cash (Used in) Investing Activities . . . . . .            (842,420)           (751,599)
                                                                      ----------          ----------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions . . . . . . . . . . . . . . . . .             299,834             (85,855)
    Common share transactions. . . . . . . . . . . . . . . .            (490,873)           (413,802)
    Dividends paid . . . . . . . . . . . . . . . . . . . . .            (487,309)           (448,899)
                                                                      ----------          ----------

         Net Cash (Used in) Financing Activities . . . . . .            (678,348)           (948,556)
                                                                      ----------          ----------

Effect of exchange rate changes on cash and
    cash equivalents . . . . . . . . . . . . . . . . . . . .              (3,104)              1,067
                                                                      ----------          ----------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .              30,527             (78,645)

Cash and Cash Equivalents, Beginning of Year . . . . . . . .             290,272             300,676
                                                                      ----------          ----------

Cash and Cash Equivalents, End of Period . . . . . . . . . .           $ 320,799           $ 222,031
                                                                      ----------          ----------
                                                                      ----------          ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 797,321,000 for the nine months ended September 30, 1995 and 814,480,000 for the same period in 1994.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Unaudited), Continued



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

FINANCIAL REVIEW

RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS 1995 COMPARED WITH SAME PERIODS IN 1994

Worldwide sales for the third quarter and first nine months increased
6.0 percent and 11.1 percent, respectively, over the comparable 1994 periods. Net earnings increased 8.7 percent and 11.8 percent, respectively, in the third quarter and first nine months 1995. Earnings per share increased 11.6 percent and 14.2 percent, respectively, in the third quarter and first nine months 1995.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 55.2 percent for the 1995 third quarter, compared to
54.9 percent for the third quarter of 1994. Gross margin for the first nine months was 56.2 percent, compared to 56.1 percent a year earlier. These increases are due to favorable product mix, primarily higher sales of pharmaceuticals, and productivity improvements; partially offset by higher project expenses for new products, higher excess capacity costs for anticipated unit growth, and the effects of inflation.

Research and development expenses were $255.8 million and $790.4 million for the third quarter and first nine months 1995, respectively. This represented
10.7 percent of net sales for both the quarter and year-to-date period, compared to 10.6 percent and 10.7 percent in 1994. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the third quarter and first nine months 1995 increased 1.2 percent and 11.6 percent, respectively, over the comparable prior year periods, including the adverse effects of the relatively weaker U.S. dollar of 2.2 percent and 2.5 percent, respectively. Selling, general, and administrative expenses also increased as a result of additional selling and marketing support for new and existing products, primarily in the pharmaceutical and nutritional segment, and was partially offset by lower third quarter litigation charges in 1995. The nine month results reflect contributions to the Company's charitable foundation and charges against earnings for certain settled and pending litigation.

Other (income) expense, net, includes net foreign exchange losses of $3.5 million and $19.0 million, respectively, for the third quarter and first nine months 1995 compared with net foreign exchange losses of $1.9 million and $29.5 million for the corresponding prior year periods.

FINANCIAL REVIEW
(Continued)


INDUSTRY SEGMENTS

Industry segment sales for the third quarter and first nine months 1995 and the related change from the comparable 1994 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the third quarter and first nine months 1995 primarily reflect unit growth. International sales were favorably affected
4.4 percent by the relatively weaker dollar in the third quarter. On a year-to-date basis, international sales were favorably affected 5.7 percent by the relatively weaker U.S. dollar.


                                                       Third Quarter                        Nine Months
--------------------------------------------------------------------------------------------------------------
SEGMENT SALES                                        1995           Percent             1995          Percent
(in millions of dollars)                             Sales          Increase            Sales         Increase
--------------------------------------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                                            $  840.0            0.6            $2,715.2           10.1
--------------------------------------------------------------------------------------------------------------
International                                          463.0           23.6             1,456.8           28.2
--------------------------------------------------------------------------------------------------------------
                                                     1,303.0            7.7             4,172.0           15.8

Hospital and Laboratory Products:
Domestic                                               574.8            1.5             1,738.5            2.0
--------------------------------------------------------------------------------------------------------------
International                                          513.0            7.1             1,505.0           10.1
--------------------------------------------------------------------------------------------------------------
                                                     1,087.8            4.1             3,243.5            5.6

Total All Segments:
Domestic                                             1,414.8            1.0             4,453.7            6.8
--------------------------------------------------------------------------------------------------------------
International                                          976.0           14.3             2,961.8           18.3
--------------------------------------------------------------------------------------------------------------
                                                    $2,390.8            6.0            $7,415.5           11.1
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------


FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1995
COMPARED WITH DECEMBER 31, 1994

Net cash from operating activities for the first nine months 1995 totaled
$1.554 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $400 million at September 30, 1995. These lines of credit support domestic commercial paper borrowing arrangements.

During the first nine months 1995, the Company continued its program to purchase its common shares. The Company purchased and retired 14,645,000 shares during this period at a cost of $553 million. As of September 30, 1995, an additional 18,725,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1995.

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

PART II.       OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          The Company is involved in various claims and legal proceedings in connection with the Company's marketing of infant formula products including antitrust suits, governmental investigations, and one shareholder derivative suit, as described in the Company's Form 10-K for 1994 and its Form 10-Q for the quarters ended March 31 and June 30, 1995. Their current status is described below.

          The infant formula antitrust cases that were pending in federal courts in Alabama, Kentucky, Mississippi, Nevada, North Dakota, and Tennessee were remanded to state courts. The Nevada and Tennessee cases were then dismissed by the state trial courts and are now on appeal.
The case that had been pending in state court in Shelby County, Alabama was voluntarily dismissed. The cases that were pending in state courts in Colorado, Florida, and North Carolina also have been dismissed by their trial courts and are now on appeal.
The case that was pending in state court in the parish of West
Baton Rouge, Louisiana has been removed to federal court in Baton
Rouge, Louisiana. On June 19, 1995, a jury in federal court in Los Angeles, California found in favor of the Company and the American Academy of Pediatrics in the infant formula antitrust case brought by Nestle Food Company ("Nestle"). Nestle has appealed this verdict.

          Infant formula cases in state courts in Kansas and Wisconsin (2 cases) have been certified as state consumer class actions. Class certification has been denied with respect to two of the infant formula cases pending in state courts in Michigan and Minnesota. The plaintiffs in the Michigan case have appealed the denial of class certification.

          On July 7, 1995, the Minnesota Attorney General brought suit against the Company and certain other infant formula manufacturers in state court in Minnesota alleging that the Company conspired with one or more of its competitors to fix prices for infant formula and to restrain trade and monopolize the market for infant formula products in violation of state antitrust laws. The Minnesota Attorney General is seeking treble damages, statutory penalties, civil penalties, injunctive relief, attorneys' fees and costs and other relief. The Company has filed a response denying all substantive allegations. The Company has previously disclosed that the Minnesota Attorney General was conducting an investigation. As of September 30, 1995, 1 Canadian provincial and 5 other state investigations are pending.

          As of September 30, 1995, in addition to the 5 infant formula antitrust cases that are on appeal in the state courts, 16 cases are pending in state courts. The cases are pending in Alabama (2 cases), Illinois, Kansas, Kentucky, Michigan,
Minnesota (2 cases), Mississippi, North Dakota, South Dakota,
Texas (2 cases), West Virginia, and Wisconsin (2 cases). As of September 30, 1995, in addition to the infant formula antitrust case that is on appeal in the federal courts, a total of 3 cases are pending in federal district courts in Florida, Louisiana, and Massachusetts. The shareholder derivative action is pending in state court in Cook County, Illinois.

          The Company's 10-Q for the fiscal quarter ended June 30, 1995 reported 122 antitrust suits in connection with the Company's pricing of prescription pharmaceuticals. During the third quarter, the Company was served with 5 new antitrust suits regarding the Company's pricing of prescription pharmaceuticals. Two of these cases were consolidated in the litigation that is pending in federal court in Chicago, Illinois and is known as IN
RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. The three other cases were filed in state court. One was filed on July 5, 1995 in Alameda County, California on behalf of California consumers. One was filed on August 8, 1995 in Yavapai County, Arizona on behalf of Arizona consumers. The third was filed on July 13, 1995 in New York County, New York on behalf of New York consumers. Each of these 3 cases purports to be a class action. The cases allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and other pharmaceutical manufacturers as well as pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The plaintiffs in these cases seek treble damages in an unspecified amount, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The Company has previously disclosed that one of the cases which is pending in the MDL 997 litigation has been certified as a class action. On August 16, 1995 the state court in San Francisco County, California certified a consumer class action on behalf of California consumers. The defendants are appealing the certification. In addition, an amended complaint has been filed in the state court case pending in Greene County, Alabama purporting to be a class action on behalf of Alabama retail pharmacists. As of September 30, 1995, a total of 127 antitrust suits are pending in state and federal courts in connection with the Company's pricing of prescription pharmaceuticals.

          On February 23, 1994, the United States Environmental Protection Agency ("USEPA") instituted a civil administrative proceeding by filing a complaint alleging that the Company burned hazardous waste at its North Chicago facility in violation of the Resource Conservation and Recovery Act ("RCRA"). On September 29, 1995, the Company and the USEPA concluded the proceeding by executing a settlement agreement. Under the settlement agreement, the Company does not admit liability but does agree to make a settlement payment of $182,654 to the USEPA and to spend at least $160,000 in equipment modifications at its North Chicago facility.

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

                    27.  Financial Data Schedule - attached
                         hereto.

               (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                          SIGNATURE

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ABBOTT LABORATORIES

                                 /s/ Theodore A. Olson
                                ---------------------------------
Date:  November 13, 1995       Theodore A. Olson, Vice President
                                and Controller (Principal
                                Accounting Officer)