Form 10-K405
period 1995-12-31
ABBOTT LABORATORIES
filed 1996-03-11
CIK 1800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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
                              -------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.       COMMISSION FILE NUMBER 1-2189

                  [LOGO]                ABBOTT LABORATORIES

    AN ILLINOIS CORPORATION                     36-0698440
                                  (I.R.S. employer identification number)

      100 ABBOTT PARK ROAD                    (847) 937-6100
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

THE AGGREGATE MARKET VALUE OF THE 719,359,387 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 31, 1996, WAS APPROXIMATELY $30,572,773,947.50.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1996: 786,075,095.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1995 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1996 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Industry Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1995 (1995 Annual Report), filed as an exhibit to this report. Also incorporated herein by reference is the text and table of sales by class of similar products included in the section of the 1995 Annual Report captioned "Financial Review."

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

    Principal pharmaceutical and nutritional products include the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin-Registered Trademark- and outside the United States primarily under the trademark Klacid-Registered Trademark-, and tosufloxacin, sold in Japan under the trademark Tosuxacin-Registered Trademark-; various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and
E.E.S.-Registered Trademark-; agents for the treatment of epilepsy and bipolar disorder, including Depakote-Registered Trademark-; a broad line of cardiovascular products, including Loftyl-Registered Trademark-, a vasoactive agent sold outside the United States; Hytrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug;
Survanta-Registered Trademark-, a bovine derived lung surfactant; various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, Toddler's Best-TM-, and Similac NeoCare-TM-; and other medical and pediatric nutritionals, including Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Jevity-Registered Trademark-, Glucerna-Registered Trademark-, Advera-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, Pulmocare-Registered Trademark- and Gain-Registered Trademark-. Consumer products include the dandruff shampoo Selsun Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; Tronolane-Registered Trademark- hemorrhoid medication; and
Faultless-Registered Trademark- rubber sundry products. Agricultural, animal health, and chemical products include plant growth regulators, including ProGibb-Registered Trademark-; herbicides; larvicides, including VectoBac-Registered Trademark-; biologically derived insecticides, including DiPel-Registered Trademark- and XenTari-Registered Trademark-; and anti-infectives, including Saraflox-Registered Trademark- and
Sarafin-Registered Trademark-.

    Pharmaceutical and nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Company-owned distribution centers or public warehouses. Certain products are co-marketed with other companies. In certain overseas countries, some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical and nutritional products are directed toward securing the prescription or recommendation of the Company's brand of products by physicians or other health care professionals. In the United States managed care purchasers, for example

------------------------
* As used throughout the text of this report on Form 10-K, the term "Company" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

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

    Agricultural, animal health and chemical products are generally sold to agricultural distributors, animal health companies and pharmaceutical companies. Competition is primarily from chemical, animal health and agricultural companies. Competition is based on numerous factors depending on the market served. Competitive factors include product performance, quality, price, and technological advantages.

    The Company is the leading worldwide producer of the antibiotic erythromycin. Ensure-Registered Trademark- is the leading medical nutritional worldwide. Similac-Registered Trademark- is a leading infant formula in the United States.

    Under an agreement between the Company and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Holdings Inc., (owned 50 percent by the Company and 50 percent by Takeda) together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets products in the United States. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron
Depot-Registered Trademark- a sustained release form of
Lupron-Registered Trademark- in the United States. Lupron-Registered Trademark-and Lupron Depot-Registered Trademark- are used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with the Company for Prevacid-Registered Trademark-. Prevacid-Registered Trademark-is indicated for short-term treatment of duodenal ulcers, esophagitis, and long-term treatment of Zollinger-Ellison syndrome. The Company also has marketing rights to certain Takeda products in select Latin American markets. The Company also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, and Lupron Depot-Ped-Registered Trademark- in select markets outside the United States.

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

    The principal products included in this segment are parenteral (intravenous or I.V.) solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products,
LifeShield-Registered Trademark- needleless products, and
Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and
Liposyn-Registered Trademark-; Plum-Registered Trademark- and Omni-Flow-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia (PCA) systems; venipuncture products; hospital injectables including
FirstChoice-Registered Trademark- generics; premixed I.V. drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark-drug and nutritional delivery systems; Anne-Registered Trademark- anesthetic infusion systems; anesthetics, including Pentothal-Registered Trademark-, Amidate-Registered Trademark-, sevoflurane (sold in the United States and a few other markets as Ultane-Registered Trademark- and outside of the United States primarily under the trademark Sevorane-Registered Trademark-), isoflurane and enflurane; Calcijex-Registered Trademark-, an injectable agent for treatment of bone disease in hemodialysis patients; critical care products including Opticath-Registered Trademark- and OptiQue-TM- advanced sensor catheters, Transpac-Registered Trademark- for hemodynamic monitoring, and specialty cardiac products; screening tests for hepatitis B, HTLV-1, hepatitis B core, and hepatitis C; tests for detection of AIDS antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs with the ADx-Registered Trademark- instrument; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-Registered Trademark-; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Abbott Spectrum-Registered Trademark- EPx-Registered Trademark-, Abbott Spectrum-Registered Trademark- CCx-TM-, and Quantum-TM-;
AxSYM-Registered Trademark-, Commander-Registered Trademark-,
IMx-Registered Trademark-, and Abbott Prism-Registered Trademark- lines of diagnostic instruments and chemical reagents used with immunoassay diagnostics; the LCx-Registered Trademark- amplified DNA probe system and reagents; Abbott Vision-Registered Trademark-, a desk-top blood analyzer; the Abbott TestPack-Registered Trademark- system for diagnostic testing; and a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark-series.

    The Company markets hospital and laboratory products in the United States and many other countries. These products are generally distributed to wholesalers and directly to hospitals, laboratories, and physicians' offices from distribution centers maintained by the Company. Sales are also made in the home infusion services market, directly to patients receiving treatment outside the hospital through marketing arrangements with hospitals and other health care providers. Overseas sales are made either directly to customers or through distributors, depending on the market served.

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

PATENTS, TRADEMARKS, AND LICENSES

    The Company is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for the Company's products in the United States and all countries of major marketing interest to the Company. The Company owns, has applications pending for, and is licensed under a substantial number of patents. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1, 2 and 3. These, and various patents which expire during the period 1996 to 2016, in the aggregate, are believed to be of material importance in the operation of the Company's business. The Company believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin, is material in relation to the Company's business as a whole. Clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan. Prior to the implementation of the Uruguay Round of the General Agreement on Tariffs and Trade (GATT) by the United States, the patent on clarithromycin was scheduled to expire in the United States in 2003. The intellectual property provisions of GATT appear to extend this expiration date to 2005.

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

RESEARCH AND DEVELOPMENT

    The  Company  spent  $1,072,745,000  in  1995,  $963,516,000  in  1994,  and
$880,974,000 in 1993 on research to discover and develop new products and processes and to improve existing products and processes. The Company continues to concentrate research expenditures in pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    The Company believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. The Company's capital and operating expenditures for pollution control in 1995 were approximately $18 million and $43 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $19 million and $43 million, respectively, in 1996.

    The Company is participating as one of many potentially responsible parties in investigation and/or remediation at nine locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, the Company believes that the actual costs will be lower than these estimates, and the fraction for which the Company may be responsible is anticipated to be considerably less and will be paid out over a number of years. The Company expects to participate in the investigation or cleanup at these sites. The
Company is also voluntarily investigating potential contamination at one Company-owned site, and has initiated voluntary remediation at three sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

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

EMPLOYEES

    The Company employed 50,241 persons as of December 31, 1995.

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

    In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Food Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All of the states have also conducted competitive bidding for infant formula contracts which require the use of specific infant formula products for the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

    Governmental regulatory agencies now require manufacturers to pay additional fees. Under the Prescription Drug User Fee Act of 1992, the Federal Food and Drug Administration (FDA) imposes substantial fees on various aspects of the approval, manufacture and sale of prescription drugs. Congress is now considering expanding user fees to medical devices. The Company believes that such legislation, if enacted, will add considerable expense for the Company.

    The Company expects debate to continue during 1996 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations are having an impact on United States regulations, as well. The International Organization for Standardization ("ISO") provides the voluntary criteria for regulating medical devices within the European Economic Community. The Company has made significant strides in gaining ISO 9000 and European Union 46000 certification for facilities that manufacture devices for European markets. The FDA has announced that it will attempt to harmonize its regulation of medical devices with that of the ISO. Proposed changes to the FDA's regulations governing the manufacture of medical devices appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

    Efforts to reduce health care costs are also being made in the private sector. Health care providers have responded by instituting various cost reduction and containment measures.

    It is not possible to predict the extent to which the Company or the health care industry in general might be affected by the matters discussed above.

                            INTERNATIONAL OPERATIONS

    The Company markets products in approximately 130 countries through affiliates and distributors. Most of the products discussed in the preceding sections of this report are also sold outside the United States. In addition, certain products of a local nature and variations of product lines to meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

ITEM 2.  PROPERTIES

    The Company's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-3500. The locations of a number of the Company's principal plants are listed below.

           LOCATION                 INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
--------------------------------------------------------------------------------
Abbott Park, Illinois         Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Altavista, Virginia           Pharmaceutical and Nutritional Products
Austin, Texas                 Hospital and Laboratory Products
Barceloneta, Puerto Rico      Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Campoverde, Italy             Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Casa Grande, Arizona          Pharmaceutical and Nutritional Products
Columbus, Ohio                Pharmaceutical and Nutritional Products
Delkenheim, Germany           Hospital and Laboratory Products
Irving, Texas                 Hospital and Laboratory Products
Laurinburg, North Carolina    Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Mexico City, Mexico           Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Montreal, Canada              Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Mountain View, California     Hospital and Laboratory Products
North Chicago, Illinois       Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Queenborough, England         Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Rocky Mount, North Carolina   Hospital and Laboratory Products
Salt Lake City, Utah          Hospital and Laboratory Products
Santa Clara, California       Hospital and Laboratory Products
Sligo/Donegal/Cootehill/      Pharmaceutical and Nutritional Products, and
 Finisklin, Ireland           Hospital and Laboratory Products
Sturgis, Michigan             Pharmaceutical and Nutritional Products
St. Remy, France              Pharmaceutical and Nutritional Products, and
                              Hospital and Laboratory Products
Tokyo, Japan                  Hospital and Laboratory Products

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

    The corporate offices, and those principal plants in the United States that are listed above are owned, other than the plants located in Mountain View, California which are leased. The remaining manufacturing plants and all other facilities are owned or leased by the Company or subsidiaries of the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings including (as of January 31, 1996) 23 antitrust suits, one shareholder derivative suit, and 5 investigations in connection with the Company's sale and marketing of infant formula products, and 133 antitrust suits in connection with the Company's pricing of prescription pharmaceuticals. The Company is also involved in a civil proceeding involving certain Illinois environmental laws.

    The infant formula antitrust suits allege that the Company conspired with one or more of its competitors to fix prices, restrain trade and monopolize the market for infant formula products in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals, the Nestle Food Company, and state government agencies and name the Company, certain other infant formula manufacturers and, in some instances, the American Academy of Pediatrics as defendants. The cases seek treble damages, civil penalties and other relief.

    A total of twelve infant formula antitrust suits are currently pending in the following state courts: Calhoun County, Alabama (2 cases); St. Clair County, Illinois; Sedgwick County, Kansas; Hennepin County, Minnesota; Ramsey County, Minnesota; Holmes County, Mississippi; Burleigh County, North Dakota; Holmes County, South Dakota; Kanwaha County, West Virginia; and Milwaukee County, Wisconsin (2 cases). The case pending in Sedgwick County, Kansas was certified as a class action on March 2, 1995 and went to trial on October 10, 1995. On December 6, 1995 the jury returned a verdict in favor of the Company. The plaintiffs filed a motion for a new trial on December 28, 1995. This motion was denied on February 15, 1996. The plaintiffs are expected to appeal. On December 4, 1995, the court granted summary judgment in favor of the Company with respect to the case that had been pending in Calhoun County, Michigan, having previously denied class certification on May 22, 1995. Plaintiffs filed a notice of appeal on December 26, 1995. On November 13, 1995 the case that had been pending in Harrison County, Texas was voluntarily dismissed by the plaintiffs. On November 17, 1995 the parties settled the case which had been brought by the Texas Attorney General and which had been pending in Travis County, Texas. Under the terms of the settlement the Company does not admit any liability but does agree to pay approximately $250,000 in cash and $500,000 in nutritional products. The two cases that are pending in Milwaukee County, Wisconsin have been certified as a class action. They are scheduled to go to trial on June 10, 1996. On October 20, 1995, the case pending in Holmes County, South Dakota was certified as a class action. The case that had been pending in Jefferson County, Kentucky was dismissed on December 12, 1995. The plaintiffs have appealed. Five other cases that had been pending in the following state courts have also been dismissed and are now on appeal: Boulder County, Colorado; Okaloosa County, Florida; Washoe County, Nevada; Jackson County, North Carolina; and Blount County, Tennessee. Three infant formula antitrust cases are pending in federal courts in Florida, Louisiana, and Massachusetts and all purport to be state-wide consumer class actions. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. In addition, on June 19, 1995, a jury in federal court in Los Angeles, California found in favor of the Company and the American Academy of Pediatrics in the infant formula antitrust case brought by Nestle Food Company ("Nestle"). Nestle has appealed this verdict. The shareholder derivative suit that had been pending in state court in Cook County, Illinois was dismissed on December 15, 1995. The plaintiffs have appealed. The shareholder derivative suit named all of the Company's present directors (other than Allen F. Jacobson) and a former executive officer as defendants and alleged that the defendants breached their fiduciary duty to the Company by permitting antitrust violations in connection with the Company's sale and marketing of infant formula products. The plaintiffs sought to hold the defendants liable for an amount exceeding $140 million in connection with the Company's settlement of certain antitrust litigation arising out of its marketing of infant formula. The investigations are being conducted by the Attorneys General of the states of California, Connecticut, New York, Pennsylvania and Wisconsin. On January 23, 1996, the Canadian Bureau of Competition Policy closed both its civil and its criminal investigations.

    As of January 31, 1996, 114 prescription pharmaceutical pricing antitrust cases were pending in federal court and 19 were pending in state court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The state cases are pending in the following state courts: Clarke County and Greene County, Alabama; Yavapai County, Arizona; Alameda County, California; Monterey County, California; San Francisco County, California (8 cases); San Joaquin County, California; New York County, New York; Oakland County, Michigan; Hennepin County, Minnesota; and Dane County and Washington County, Wisconsin. The cases which had been pending in King County, Washington and Denver County, Colorado have been dismissed. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. One of the cases which is pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. The Company has entered into an agreement to settle the class action portion of the MDL 997 litigation. The agreement does not become final until it is approved by the United States District Court for the Northern District of Illinois.

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

    Current corporate officers, and their ages as of February 9, 1996, are listed below. The officers' principal occupations and employment from January 1991 to the present and the dates of their first election as officers of the Company are also shown. Unless otherwise stated, employment was by the Company for the period indicated. There are no family relationships between any corporate officers or directors.

DUANE L. BURNHAM**, 54

    1991 to present -- Chairman  of the  Board and Chief  Executive Officer, and
                       Director.

    Elected Corporate Officer -- 1982.

THOMAS R. HODGSON**, 54

    1991 to present -- President and Chief Operating Officer, and Director.

    Elected Corporate Officer -- 1980.

JOY A. AMUNDSON**, 41

    1991 to 1994 -- Vice President, Corporate Hospital Marketing.

    1994 to 1995 -- Vice President, HealthSystems.

    1995 to present -- Senior  Vice   President,   Chemical   and   Agricultural
                       Products.

    Elected Corporate Officer -- 1990.

PAUL N. CLARK**, 49

    1991 to present -- Senior Vice President, Pharmaceutical Operations.

    Elected Corporate Officer -- 1985.

GARY P. COUGHLAN**, 51

    1991 to present -- Senior   Vice  President,  Finance  and  Chief  Financial
                       Officer.

    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 54

    1991 to 1994 -- Vice President and Associate General Counsel,  Bristol-Myers
                    Squibb Company (Health and personal care products company).

    1994 -- Vice   President,   Secretary   and   Associate   General   Counsel,
            Bristol-Myers Squibb Company.

    1994 to present -- Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer -- 1994.

JOHN G. KRINGEL**, 56

    1991 to present -- Senior Vice President, Hospital Products.

    Elected Corporate Officer -- 1981.

THOMAS M. MCNALLY**, 48

    1991 to 1993 -- Senior Vice President, Chemical and Agricultural Products.

    1993 to present -- Senior Vice President, Ross Products.

    Elected Corporate Officer -- 1989.

DAVID V. MILLIGAN**, 55

    1991 to 1992 -- Vice   President,   Diagnostic    Products   Research    and
                    Development.

    1992 to 1994 -- Vice   President,   Pharmaceutical  Products   Research  and
                    Development.

    1994 to present -- Senior Vice President, Chief Scientific Officer.

    Elected Corporate Officer -- 1984.

ROBERT L. PARKINSON, JR.**, 45

    1991 to 1993 -- Vice President, European Operations.

    1993 to 1995 -- Senior Vice President, Chemical and Agricultural Products.

    1995 to present -- Senior Vice President, International Operations.

    Elected Corporate Officer -- 1989.

ELLEN M. WALVOORD**, 56

    1991 -- Director, Corporate Communications.

    1991 -- Vice President, Investor Relations.

    1991 to 1995 -- Vice President, Investor Relations and Public Affairs.

    1995 to present -- Senior Vice President, Human Resources.

    Elected Corporate Officer -- 1991.

MILES D. WHITE**, 40

    1991 to 1992 -- Divisional Vice  President  and  General  Manager,  Hospital
                    Laboratory Sector.

    1992 to 1993 -- Divisional  Vice President  and General  Manager, Diagnostic
                    Systems and Operations.

    1993 to 1994 -- Vice President, Diagnostic Systems and Operations.

    1994 to present -- Senior Vice President, Diagnostic Operations.

    Elected Corporate Officer -- 1993.

CATHERINE V. BABINGTON**, 43

    1991 to 1995 -- Director, Corporate Communications.

    1995 to present -- Vice President, Investor Relations and Public Affairs.

    Elected Corporate Officer -- 1995.

MARK E. BARMAK, 54

    1991 to 1995 -- Divisional  Vice  President,   Associate  General   Counsel,
                    Litigation.

    1995 to present -- Vice President, Litigation and Government Affairs.

    Elected Corporate Officer -- 1995.

CHRISTOPHER B. BEGLEY, 43

    1991 to 1993 -- Divisional  Vice  President  and  General  Manager, Hospital
                    Products Business Sector.

    1993 to present -- Vice President, Hospital Products Business Sector.

    Elected Corporate Officer -- 1993.

THOMAS D. BROWN, 47

    1991 to 1992 -- Divisional Vice President, Western Hemisphere.

    1992 to 1993 -- Divisional Vice President, Diagnostic Commercial Operations.

    1993 to present -- Vice President, Diagnostic Commercial Operations.

    Elected Corporate Officer -- 1993.

GARY R. BYERS**, 54

    1991 to 1993 -- Divisional Vice President, Corporate Auditing.

    1993 to present -- Vice President, Internal Audit.

    Elected Corporate Officer -- 1993.

KENNETH W. FARMER**, 50

    1991 to present -- Vice  President,  Management  Information  Services   and
                       Administration.

    Elected Corporate Officer -- 1985.

THOMAS C. FREYMAN**, 41

    1991 -- Treasurer, Abbott International Ltd. (a subsidiary of the Company).

    1991 to present -- Vice President and Treasurer.

    Elected Corporate Officer -- 1991.

DAVID B. GOFFREDO, 41

    1991 to 1993 -- Divisional Vice President, Pharmaceutical Marketing.

    1993 to 1995 -- Divisional   Vice   President,   Pharmaceutical   Sales  and
                    Marketing.

    1995 to present -- Vice President,  Pharmaceutical  Products  Marketing  and
                       Sales.

    Elected Corporate Officer -- 1995.

RICHARD A. GONZALEZ**, 42

    1991 to 1995 -- Divisional  Vice President and  General Manager, U.S./Canada
                    Diagnostics.

    1995 to present -- Vice President, HealthSystems.

    Elected Corporate Officer -- 1995.

JAY B. JOHNSTON, 52

    1991 to 1992 -- President, Dainabot Co., Ltd. (an affiliate of the  Company)
                    and   General  Manager  Asia   Pacific,  Abbott  Diagnostics
                    Division.

    1992 -- Divisional Vice President, Business Development.

    1992 to 1993 -- Divisional Vice  President and  General Manager,  Diagnostic
                    Assays and Operations.

    1993 to present -- Vice President, Diagnostic Assays and Systems.

    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 47

    1991 to 1992 -- Divisional  Vice President  and General  Manager, Diagnostic
                    Assays.

    1992 to 1993 -- Divisional Vice President, Diagnostic Products Research  and
                    Development.

    1993 to present -- Vice   President,   Diagnostic   Products   Research  and
                       Development.

    Elected Corporate Officer -- 1993.

JOHN F. LUSSEN**, 54

    1991 to present -- Vice President, Taxes.

    Elected Corporate Officer -- 1985.

RICHARD H. MOREHEAD**, 61

    1991 to present -- Vice President, Corporate Planning and Development.

    Elected Corporate Officer -- 1985.

THEODORE A. OLSON**, 57

    1991 to present -- Vice President and Controller.

    Elected Corporate Officer -- 1988.

ANDRE G. PERNET, 51

    1991 to 1992 -- Divisional  Vice  President,   Therapeutic  Area   Ventures,
                    Pharmaceutical Products Division.

    1992 to 1994 -- Divisional   Vice  President,   Pharmaceutical  Development,
                    Pharmaceutical Products Division.

    1994 to present -- Vice  President,  Pharmaceutical  Products  Research  and
                       Development.

    Elected Corporate Officer -- 1994.

CARL A. SPALDING, 50

    1991 to 1992 -- Vice    President,   International,    Johnson   &   Johnson
                    (manufacturer of health care products serving the consumer, pharmaceutical and professional markets).

    1992 to 1993 -- Divisional  Vice  President/General Manager,  Ross Pediatric
                    Products.

    1993 to present -- Vice President, Ross Pediatric Products.

    Elected Corporate Officer -- 1993.

WILLIAM H. STADTLANDER, 50

    1991 to 1992 -- Divisional Vice President, Medical Nutritionals.

    1992 to 1993 -- Divisional  Vice  President  and  General  Manager,  Medical
                    Nutritionals.

    1993 to present -- Vice President, Ross Medical Nutritional Products.

    Elected Corporate Officer -- 1993.

JOSEF WENDLER, 46

    1991 to 1992 -- Regional Director, Europe, Diagnostic Division.

    1992 to 1993 -- Divisional Vice President, Pacific, Asia, Africa.

    1993 to 1995 -- Vice President, Pacific/Asia /Africa Operations.

    1995 to present -- Vice President, European Operations.

    Elected Corporate Officer -- 1993.

DON G. WRIGHT**, 53

    1991 to present -- Vice   President,   Corporate   Quality   Assurance   and
                       Regulatory Affairs.

    Elected Corporate Officer -- 1988.

LANCE B. WYATT**, 51

    1991 to 1995 -- Divisional Vice President, Quality Assurance and  Regulatory
                    Affairs.

    1995 to present -- Vice President, Corporate Engineering.

    Elected Corporate Officer -- 1995.

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

                                                                                MARKET PRICE PER SHARE
                                                                      ------------------------------------------
                                                                              1995                  1994
                                                                      --------------------  --------------------
                                                                        HIGH        LOW       HIGH        LOW
                                                                      ---------  ---------  ---------  ---------
First Quarter.......................................................     38 3/8     30 5/8     30 5/8     25 5/8
Second Quarter......................................................     42 3/8     35 5/8     31 3/8     25 3/8
Third Quarter.......................................................     43 7/8     36 1/8         32     26 5/8
Fourth Quarter......................................................     44 3/4     38 1/2         34     30 1/8

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

SHAREHOLDERS

    There were 89,831 shareholders of record of Abbott common shares as of December 31, 1995.

DIVIDENDS

    Quarterly dividends of $.21 per share and $.19 per share were declared on common shares in 1995 and 1994, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1991 through 1995 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1995 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1995, 1994, and 1993 found under the section captioned "Financial Review" of the 1995 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1995 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants (which contains the related report of Arthur Andersen LLP dated January 15, 1996). Data relating to quarterly results is found in Note 8.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors," "Information Concerning Nominees for Directors" and "Compliance with Section 16(a) of The Securities Exchange Act of 1934" found in the 1996 Abbott Laboratories Proxy Statement ("1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The material in the 1996 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee, the Performance Graph, and Security Ownership of Officers and Directors are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Officers and Directors" in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1995, 1994, and 1993 and the related report of Arthur Andersen LLP dated January 15, 1996 appearing under the portions of the 1995 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of
Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1995 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1995 Annual
Report:

SCHEDULES                                                          PAGE NO.
-----------------------------------------------------------------  --------
Valuation and Qualifying Accounts (Schedule II)..................   20
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants............   21
Individual Financial Statements of the registrant have been
 omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 18 and 19 of this Form 10-K.

  (b)  REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1995:

       No reports on Form 8-K were filed during the quarter ended December 31, 1995.

  (c)  EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 18 AND 19).

  (d)  FINANCIAL STATEMENT SCHEDULES FILED (PAGE 20).

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

                                          ABBOTT LABORATORIES

                                          By /s/ DUANE L. BURNHAM
                                             Duane L. Burnham
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Date: February 9, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 9, 1996 in the capacities indicated below.

/s/ DUANE L. BURNHAM
Duane L. Burnham
Chairman of the Board,
Chief Executive Officer and
Director of Abbott Laboratories
(principal executive officer)

/s/ GARY P. COUGHLAN
Gary P. Coughlan
Senior Vice President, Finance and
Chief Financial Officer
(principal financial officer)

/s/ THOMAS R. HODGSON
Thomas R. Hodgson
President, Chief Operating Officer
and Director of Abbott Laboratories

/s/ THEODORE A. OLSON
Theodore A. Olson
Vice President and Controller
(principal accounting officer)

/s/ K. FRANK AUSTEN
K. Frank Austen, M.D.
Director of Abbott Laboratories

/s/ H. LAURANCE FULLER
H. Laurance Fuller
Director of Abbott Laboratories

/s/ BERNARD J. HAYHOE
Bernard J. Hayhoe
Director of Abbott Laboratories

/s/ ALLEN F. JACOBSON
Allen F. Jacobson
Director of Abbott Laboratories

/s/ DAVID A. JONES
David A. Jones
Director of Abbott Laboratories

/s/ BOONE POWELL, JR.
Boone Powell, Jr.
Director of Abbott Laboratories

/s/ A. BARRY RAND
A. Barry Rand
Director of Abbott Laboratories

/s/ W. ANN REYNOLDS
W. Ann Reynolds
Director of Abbott Laboratories

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
Director of Abbott Laboratories

/s/ JOHN R. WALTER
John R. Walter
Director of Abbott Laboratories

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1995

10-K
EXHIBIT
TABLE
ITEM NO.
----------
  3.1       *   Articles  of  Incorporation-Abbott  Laboratories,  filed  as
                Exhibit 3.1 to the  Abbott Laboratories Quarterly Report  on
                Form 10-Q for the Quarter ended March 31, 1994.
  3.2       *   Corporate  ByLaws-Abbott Laboratories, filed  as Exhibit 3.2 to the 1994 Abbott Laboratories Annual Report on Form 10-K.
  4.1       *   Indenture  dated  as  of  October  1,  1993  between  Abbott
                Laboratories  and Harris  Trust and  Savings Bank,  filed as
                Exhibit 4.1 to the Abbott Laboratories Quarterly Report  for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.2       *   Form  of 5.6% Note issued pursuant to the Indenture filed as
                Exhibit 4.2 to the Abbott Laboratories Quarterly Report  for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.3       *   Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as Exhibit 4.3 to the Abbott
                Laboratories   Quarterly  Report   for  the   Quarter  ended
                September 30, 1993 on Form 10-Q.
  4.4       *   Form of Medium-Term  Note, Series  A (Floating  Rate) to  be
                issued pursuant to the Indenture filed as Exhibit 4.4 to the
                Abbott  Laboratories Quarterly Report  for the Quarter ended
                September 30, 1993 on Form 10-Q.
  4.5       *   Resolution of  the Company's  Board  of Directors  filed  as
                Exhibit  4.5 to the Abbott Laboratories Quarterly Report for
                the Quarter ended September 30, 1993 on Form 10-Q.
  4.6       *   Actions of  the  Authorized  Officers with  respect  to  the
                Company's  $200,000,000 5.6%  Notes filed as  Exhibit 4.6 to the Abbott  Laboratories Quarterly  Report for  the  Quarter
                ended September 30, 1993 on Form 10-Q.
  4.7       *   Actions  of  the  Authorized Officers  with  respect  to the
                Company's Medium-Term Notes, Series  A filed as Exhibit  4.7 to  the Abbott Laboratories Quarterly Report for the Quarter
                ended September 30, 1993 on Form 10-Q.
  4.8       *   Officers' Certificate and Company Order with respect to  the
                Company's  $200,000,000 5.6%  Notes filed as  Exhibit 4.8 to the Abbott  Laboratories Quarterly  Report for  the  Quarter
                ended September 30, 1993 on Form 10-Q.
  4.9           Form of 6.8% Note issued pursuant to Indenture.
  4.10          Actions of Authorized Officers with respect to the Company's
                $150,000,000 6.8% Notes.
  4.11          Officers'  Certificate and Company Order with respect to the
                Company's $150,000,000 6.8% Notes.
 10.1       *   Supplemental Plan -- Abbott Laboratories Extended Disability
                Plan, filed as an exhibit  (pages 50-51) to the 1992  Abbott
                Laboratories Annual Report on Form 10-K.**
 10.2       *   The  Abbott Laboratories 1986 Incentive Stock Program, filed as an exhibit (pages 37-59) to the 1989 Abbott  Laboratories
                Annual Report on Form 10-K.**
 10.3       *   The  Abbott Laboratories 1991 Incentive Stock Program, filed
                as  an   exhibit  (pages   128-149)  to   the  1990   Abbott
                Laboratories Annual Report on Form 10-K.**

10-K
EXHIBIT
TABLE
ITEM NO.
----------
 10.4       *   Consulting  agreement  between  Abbott  Laboratories  and K.
                Frank Austen, M.D.  dated September  13, 1991,  filed as  an exhibit (pages 63-66) to the 1992 Abbott Laboratories Annual
                Report on Form 10-K.**
 10.5       *   Abbott  Laboratories  401(k)  Supplemental  Plan,  filed  as
                Exhibit 10.7 to the  Abbott Laboratories 1993 Annual  Report
                on Form 10-K.**
 10.6           Abbott Laboratories Supplemental Pension Plan.**
 10.7       *   The  1986  Abbott  Laboratories  Management  Incentive Plan,
                filed as Exhibit 10.9 to the Abbott Laboratories 1993 Annual
                Report on Form 10-K.**
 10.8       *   Abbott Laboratories Non-Employee Directors' Fee Plan,  filed as  Exhibit  10.10 to  the  Abbott Laboratories  1993 Annual
                Report on Form 10-K.**
 11             Calculation of Fully Diluted Earnings Per Share.
 12             Computation of Ratio of Earnings to Fixed Charges.
 13             The portions of  the Abbott Laboratories  Annual Report  for the year ended December 31, 1995 captioned Financial Review,
                Consolidated   Balance  Sheet,   Consolidated  Statement  of
                Earnings, Consolidated Statement of Cash Flows, Consolidated
                Statement of Shareholders' Investment, Notes to Consolidated
                Financial   Statements,   Report   of   Independent   Public
                Accountants,  and  the  applicable portions  of  the section captioned Summary  of  Financial  Data for  the  years  1991 through 1995.
 21             Subsidiaries of Abbott Laboratories.
 23             Consent of Independent Public Accountants.
 27             Financial Data Schedule.
                The  1996 Abbott Laboratories Proxy  Statement will be filed with the Commission under separate  cover on or about  March
                11, 1996.

---------
 * Incorporated herein by reference.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    The Company  will  furnish  copies  of  any  of  the  above  exhibits  to  a
shareholder   upon   written  request   to   the  Corporate   Secretary,  Abbott
Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-3500.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                          AMOUNTS
                                                                             BALANCE AT   PROVISIONS    CHARGED OFF,   BALANCE AT
ALLOWANCES FOR DOUBTFUL                                                      BEGINNING    CHARGED TO       NET OF        END OF
ACCOUNTS AND SALES DEDUCTIONS                                                 OF YEAR     INCOME (a)     RECOVERIES       YEAR
---------------------------------------------------------------------------  ----------   -----------   ------------   ----------
1995                                                                          $128,929      $32,462       $ (3,401)     $157,990
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------
1994                                                                          $116,925      $18,123       $ (6,119)     $128,929
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------
1993                                                                          $106,857      $29,441       $(19,373)     $116,925
                                                                             ----------   -----------   ------------   ----------
                                                                             ----------   -----------   ------------   ----------

---------

(a) Represents provisions related to allowances for doubtful accounts and the net change in the allowances for sales deductions.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 15, 1996