Form 10-Q
period 1996-03-31
ABBOTT LABORATORIES
filed 1996-05-15
CIK 1800

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File No. 1-2189


                                 ABBOTT LABORATORIES

An Illinois Corporation                    I.R.S. Employer Identification
                                                    No. 36-0698440

                                 100 Abbott Park Road
                          Abbott Park, Illinois  60064-3500

                              Telephone:  (847) 937-6100



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

As of April 30, 1996, the Corporation had 784,373,984 common shares without par value outstanding.

                         PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in thousands except per share data)

                                                    THREE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                       1996             1995
                                                    ----------       ----------
     Net Sales..................................... $2,672,177       $2,524,397
                                                    ----------       ----------

     Cost of products sold.........................  1,156,217        1,088,911
     Research and development......................    268,616          247,175
     Selling, general and administrative...........    572,346          598,832
                                                    ----------       ----------
       Total Operating Cost and Expenses...........  1,997,179        1,934,918
                                                    ----------       ----------

     Operating Earnings............................    674,998          589,479
                                                    ----------       ----------

     Interest expense..............................     17,607           13,952
     Interest income...............................    (10,490)         (11,010)
     Other (income) expense, net...................    (13,124)          (5,313)
                                                    ----------       ----------

     Earnings Before Taxes.........................    681,005          591,850

     Taxes on Earnings.............................    200,896          174,596
                                                    ----------       ----------

     Net Earnings.................................. $  480,109       $  417,254
                                                    ----------       ----------
                                                    ----------       ----------

     Net Earnings Per Common Share.................       $.61             $.52
                                                    ----------       ----------
                                                    ----------       ----------
     Cash Dividends Declared
       Per Common Share............................       $.24             $.21
                                                    ----------       ----------
                                                    ----------       ----------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                     MARCH 31       DECEMBER 31
                                                                       1996            1995
                                                                    -----------     ----------
                                                                    (unaudited)
                                       ASSETS


Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .  $    87,922     $   281,197
  Investment securities. . . . . . . . . . . . . . . . . . . . . .       44,035          34,500
  Trade Receivables, less allowances of $156,167 in 1996
    and $157,990 in 1995 . . . . . . . . . . . . . . . . . . . . .    1,562,321       1,563,038
  Inventories:
    Finished products. . . . . . . . . . . . . . . . . . . . . . .      573,346         560,637
    Work in process. . . . . . . . . . . . . . . . . . . . . . . .      268,983         238,943
    Materials. . . . . . . . . . . . . . . . . . . . . . . . . . .      314,589         311,361
                                                                    -----------     -----------
       Total Inventories . . . . . . . . . . . . . . . . . . . . .    1,156,918       1,110,941

  Prepaid expenses, income taxes, and other receivables. . . . . .    1,262,070       1,237,035
                                                                    -----------     -----------
       Total Current Assets. . . . . . . . . . . . . . . . . . . .    4,113,266       4,226,711
                                                                    -----------     -----------
Investment Securities Maturing after One Year. . . . . . . . . . .      398,063         422,547
                                                                    -----------     -----------
Property and Equipment, at Cost. . . . . . . . . . . . . . . . . .    7,895,249       7,762,442
  Less: accumulated depreciation and amortization. . . . . . . . .    3,621,131       3,512,904
                                                                    -----------     -----------
       Net Property and Equipment. . . . . . . . . . . . . . . . .    4,274,118       4,249,538

Deferred Charges and Other Assets. . . . . . . . . . . . . . . . .      526,573         513,784
                                                                    -----------     -----------
                                                                    $ 9,312,020     $ 9,412,580
                                                                    -----------     -----------
                                                                    -----------     -----------
                         LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings and current portion of long-term debt. . .  $   675,337     $ 1,049,863
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . .      709,148         755,921
  Salaries, income taxes, dividends payable, and other accruals. .    2,107,010       1,984,530
                                                                    -----------     -----------
       Total Current Liabilities . . . . . . . . . . . . . . . . .    3,491,495       3,790,314
                                                                    -----------     -----------
Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . .      433,724         435,198
                                                                    -----------     -----------
Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . .      821,134         790,221
                                                                    -----------     -----------
Shareholders' Investment:
  Preferred shares, $1 par value
    Authorized - 1,000,000 shares, none issued
  Common shares, without par value
    Authorized - 1,200,000,000 shares
    Issued at stated capital amount -
       Shares: 1996: 794,800,514; 1995: 797,021,211. . . . . . . .      608,933         581,562

Earnings employed in the business. . . . . . . . . . . . . . . . .    4,074,555       3,926,917

Cumulative translation adjustments . . . . . . . . . . . . . . . .      (60,503)        (55,646)
                                                                    -----------     -----------
                                                                      4,622,985       4,452,833
Less:
Common shares held in treasury, at cost -
  Shares: 1996: 9,667,579; 1995: 9,714,379 . . . . . . . . . . . .       51,021          51,268

Unearned compensation - restricted stock awards. . . . . . . . . .        6,297           4,718
                                                                    -----------     -----------
       Total Shareholders' Investment. . . . . . . . . . . . . . .    4,565,667       4,396,847
                                                                    -----------     -----------
                                                                    $ 9,312,020     $ 9,412,580
                                                                    -----------     -----------
                                                                    -----------     -----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)

                                                        THREE MONTHS ENDED MARCH 31
                                                        ---------------------------
                                                           1996            1995
                                                        ----------       ---------
Cash Flow From (Used in) Operating Activities:

    Net earnings....................................... $  480,109       $ 417,254
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization......................    163,308         137,083
    Trade receivables..................................     (4,861)        (74,377)
    Inventories........................................    (48,893)         16,549
    Other, net.........................................     94,503          11,820
                                                        ----------       ---------

         Net Cash From Operating Activities............    684,166         508,329
                                                        ----------       ---------
Cash Flow From (Used in) Investing Activities:

    Acquisitions of property, equipment, and businesses   (229,823)       (280,568)
    Investment securities transactions.................     14,818        (119,487)
    Other..............................................      5,670           3,930
                                                        ----------       ---------

         Net Cash (Used in) Investing Activities.......   (209,335)       (396,125)
                                                        ----------       ---------
Cash Flow From (Used in) Financing Activities:

    Borrowing transactions.............................   (374,476)        104,179
    Common share transactions..........................   (126,639)       (167,091)
    Dividends paid.....................................   (165,395)       (152,616)
                                                        ----------       ---------

         Net Cash (Used in) Financing Activities.......   (666,510)       (215,528)
                                                        ----------       ---------
Effect of exchange rate changes on cash and
    cash equivalents...................................     (1,596)         (2,738)
                                                        ----------       ---------
Net (Decrease) in Cash and Cash Equivalents............   (193,275)       (106,062)

Cash and Cash Equivalents, Beginning of Year...........    281,197         290,272
                                                        ----------       ---------

Cash and Cash Equivalents, End of Period...............  $  87,922       $ 184,210
                                                        ----------       ---------
                                                        ----------       ---------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

                                   (UNAUDITED)



NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 785,836,000 for the three months ended March 31, 1996 and 801,262,000 for the same period in 1995.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited), Continued


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

The Company expects that within the next year, progress in the legal proceedings described above may cause a change in the estimated reserves recorded by the Company. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.


NOTE 5 - ACQUISITIONS:

In March 1996, the Company and MediSense, Inc. ("MediSense") signed a definitive agreement through which Abbott will acquire MediSense, a manufacturer of blood glucose self-testing products. Under the terms of the agreement, the Company has made a tender offer to acquire 100 percent of the outstanding shares of MediSense for approximately $876 million in cash. The purchase price will be allocated to purchased research and development, goodwill, and the fair value of net assets acquired based on pending valuations. Acquisition of the majority of the outstanding shares of MediSense will occur in the second quarter of 1996. Had this acquisition taken place on January 1, 1995, consolidated sales and net income would not have been significantly different from reported amounts.

The Company currently owns 70 percent of the capital stock of a Japanese subsidiary. During the first quarter, the Company entered into an agreement with the minority interest shareholder to purchase their 30 percent ownership over a ten-year period.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Worldwide sales for the first quarter increased 5.9 percent to $2.672 billion
from $2.524 billion in 1995.   Net earnings and earnings per share increased
15.1 percent and 17.3 percent, respectively, over the prior year quarter.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 56.7 percent for the first quarter was down from
56.9 percent one year ago. This decrease was primarily due to higher project expense for new products and the effects of inflation; partially offset by favorable product mix, especially sales of pharmaceuticals, and productivity improvements.

Research and development expenses increased to $268.6 million in the first quarter 1996. This represented 10.1 percent of net sales, compared to
9.8 percent in 1995. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general, and administrative expenses for the first quarter decreased
4.4 percent from the prior year as the result of lower charges for litigation in 1996 and non-recurring contributions to the Company's charitable foundation in 1995. These decreases were partially offset by additional selling and marketing support for new and existing products, primarily pharmaceuticals and nutritionals.

Other (income) expense, net, includes net foreign exchange losses of $9.3 million in the 1996 first quarter, compared with net foreign exchange losses of $8.4 million in the same quarter last year.

FINANCIAL REVIEW
(Continued)



INDUSTRY SEGMENTS

Industry segment sales for the first quarter 1996 and the related change from the comparable 1995 period are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the first quarter primarily reflect unit growth. International sales were unfavorably affected 0.1 percent by the relatively stronger U.S. dollar in the first quarter.

                                                         First Quarter
- ----------------------------------------------------------------------
SEGMENT SALES                                          1996    Percent
(in millions of dollars)                              Sales   Increase
- ----------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                                           $1,040.5        6.2
- ----------------------------------------------------------------------
International                                         559.2       12.8
- ----------------------------------------------------------------------
                                                    1,599.7        8.4

Hospital and Laboratory Products:
Domestic                                              575.1        0.1
- ----------------------------------------------------------------------
International                                         497.4        4.9
- ----------------------------------------------------------------------
                                                    1,072.5        2.2

Total All Segments:
Domestic                                            1,615.6        3.9
- ----------------------------------------------------------------------
International                                       1,056.6        8.9
- ----------------------------------------------------------------------
                                                   $2,672.2        5.9
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)


LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1996
COMPARED WITH DECEMBER 31, 1995

Net cash from operating activities for the first quarter 1996 totaled
$684 million. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company will fund its acquisition of MediSense through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $400 million at March 31, 1996. These lines of credit support domestic commercial paper borrowing arrangements.

During the first quarter 1996, the Company continued its program to purchase its common shares. The Company purchased and retired 3,655,000 shares during this period at a cost of $152 million. As of March 31, 1996, an additional 9,715,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1995.


LEGISLATIVE ISSUES

The Company's primary markets are highly competitive and subject to substantial government regulation. The Company expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for medical products and services. International operations are also subject to a significant degree of government regulation.
It is not possible to predict the extent to which the Company or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

                            PART II.     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company's 10-K for the fiscal year ended December 31, 1995 described 23 antitrust suits, one shareholder derivative suit, and 5 investigations (as of January 31, 1996) that had been brought in connection with the Company's marketing and sale of infant formula products. During the first quarter, the Company entered into an agreement to settle 20 of these 23 antitrust suits. The 20 cases that are covered by the settlement agreement are the cases that are pending or on appeal in the following courts: Calhoun County, Alabama (2 cases); Boulder County, Colorado; Okaloosa County, Florida; St. Clair County, Illinois; Sedgwick County, Kansas; Jefferson County, Kentucky; Calhoun County, Michigan; Hennepin County, Minnesota; Ramsay County, Minnesota; Holmes County, Mississippi; Washoe County, Nevada; Jackson County, North Carolina; Burleigh County, North Dakota; Holmes County, South Dakota; Blount County, Tennessee; Kanwaha County, West Virginia; and Milwaukee County, Wisconsin (2 cases) and one (1) case pending in federal court in Louisiana. Except for Mississippi, where the settlement has become final, each state's settlement becomes final only when it has been approved by the court in that state. Under the terms of the agreement, without admitting any liability, the Company will pay an aggregate amount of approximately $25 million in cash to resolve the cases pending in Illinois, Louisiana, Minnesota, Mississippi, North Dakota, South Dakota, West Virginia, and Wisconsin and will provide infant formula products having an aggregate value of approximately $7.5 million dollars to resolve the cases pending in Alabama, Colorado, Florida, Kansas, Kentucky, Michigan, Nevada, North Carolina, and Tennessee.

         The Company's 10-K for the fiscal year ended December 31, 1995 described 133 antitrust suits (as of January 31, 1996) in connection with the Company's pricing of prescription pharmaceuticals. As of March 31, 1996, a total of 139 cases and one investigation were pending in connection with the Company's pricing of prescription pharmaceuticals. In a letter dated March 13, 1996, the Federal Trade Commission (the "FTC") informed the Company that the FTC is conducting an investigation to determine whether the Company has engaged or is engaging in unfair competition in relation to the pricing of pharmaceutical products in the United States. During the first quarter of 1996, four new federal antitrust suits regarding the Company's pricing of prescription pharmaceuticals commenced and were consolidated in litigation that is pending in federal court in Chicago, Illinois, and is known as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997 ("MDL 997"). In addition, the following cases have been filed in state or local courts since January 31, 1996: RICHARD M. KERR V. ABBOTT, ET. AL., pending in Hennepin County, Minnesota, and HERBERT L. GODA V. ABBOTT, ET. AL., pending in the District of

Columbia. The above-mentioned cases allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and health maintenance organizations in violation of various state and federal antitrust laws. The suits have been brought on behalf of retail pharmacies and/or individual consumers and name the Company and other pharmaceutical manufacturers, as well as pharmaceutical wholesalers, and at least one mail-order pharmacy as defendants. The plaintiffs seek treble damages in an unspecified amount, civil penalties and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations.

    The Company's 10-K for the fiscal year ending December 31, 1995 also reported that the Company had entered into an agreement to settle the class action portion of the MDL 997 litigation. That settlement agreement had to be approved by the federal court before it became final and effective. On April 4, 1996, the federal court disapproved the settlement agreement. The Company has filed a request for permission to seek an interlocutory appeal of the denial of the settlement agreement to the Federal Court of Appeals for the Seventh Circuit.

    On March 15, 1996, the North Carolina Department of Environment, Health, and Natural Resources (the "Department") issued a Notice of Initiation of Enforcement Action to the Company. The Department alleges that during the period between 1987 and 1993 the Company violated certain air quality regulations in North Carolina. The Company has filed a response to the notice.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on April 26, 1996. The following is a summary of the matters voted on at that meeting.

         (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

      Name                             Votes For           Votes Withheld
     ----                               ---------           --------------

      K. Frank Austen, M.D.            683,785,349         3,221,275
      Duane L. Burnham                 682,835,825         4,170,799
      H. Laurance Fuller               683,883,006         3,123,618
      Thomas R. Hodgson                684,025,152         2,981,472
      Allen F. Jacobson                683,069,092         3,937,532
      David A. Jones                   682,282,831         4,723,793
      The Lord Owen CH                 683,488,130         3,518,494
      Boone Powell, Jr.                683,998,818         3,007,806
      Addison Barry Rand               683,886,662         3,119,962
      W. Ann Reynolds, Ph.D.           682,553,675         4,452,949
      William D. Smithburg             683,755,886         3,250,738
      John R. Walter                   683,080,262         3,926,362
      William L. Weiss                 683,385,399         3,621,225

      (b) The shareholders approved the Abbott Laboratories 1996 Incentive Stock Program.

FOR        614,012,674                 AGAINST             63,982,488

ABSTAIN       8,990,176                BROKER NON-VOTE         21,286

      (c) The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company.

FOR   682,607,776     AGAINST   2,014,558     ABSTAIN   2,384,290

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11.  Statement re:   computation of per share earnings - attached
                   hereto.

              12.  Statement re:   computation of ratio of earnings to fixed
                   charges - attached hereto.

              27.  Financial Data Schedule - attached hereto.

         (b)  Reports on Form 8-K

              One report on Form 8-K was filed during the quarter ended March 31, 1996. In a Form 8-K dated March 29, 1996, the Company reported that the Company and MediSense, Inc. ("MediSense") had signed a definitive agreement through which the Company will acquire MediSense and pursuant to which the Company would make a tender offer to acquire 100 percent of the outstanding shares of MediSense.


                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ABBOTT LABORATORIES


Date:  May 14, 1996          /s/ Theodore A. Olson
                             Theodore A. Olson, Vice President
                             and Controller (Principal
                             Accounting Officer)