Form 10-Q
period 1996-06-30
ABBOTT LABORATORIES
filed 1996-08-13
CIK 1800

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

(Mark One)

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                          OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of July 31, 1996, the Corporation had 780,545,080 common shares without par value outstanding.

                           PART  1  FINANCIAL  INFORMATION
                           -------------------------------

                       ABBOTT  LABORATORIES  AND  SUBSIDIARIES
                       ---------------------------------------

                    CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                    ----------------------------------------------

                                     (UNAUDITED)
                                     -----------

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                     (UNAUDITED)

                     (Dollars in thousands except per share data)



                                         THREE  MONTHS ENDED            SIX MONTHS ENDED
                                                JUNE 30                       JUNE 30
                                       -------------------------     -------------------------
                                          1996           1995           1996           1995
                                       ----------     ----------     ----------     ----------
Net sales............................. $2,699,240     $2,500,310     $5,371,417     $5,024,707
                                       ----------     ----------     ----------     ----------

Cost of products sold.................  1,143,947      1,086,023      2,300,164      2,174,934
Research and development..............    304,846        287,360        573,462        534,535
Selling, general and administrative...    598,866        532,277      1,171,212      1,131,109
                                       ----------     ----------     ----------     ----------
  Total Operating Cost and Expenses...  2,047,659      1,905,660      4,044,838      3,840,578
                                       ----------     ----------     ----------     ----------

Operating Earnings....................    651,581        594,650      1,326,579      1,184,129
                                       ----------     ----------     ----------     ----------

Interest expense......................     22,228         17,852         39,835         31,804
Interest income.......................    (10,186)       (13,202)       (20,676)       (24,212)
Other (income) expense, net...........    (27,728)       (11,461)       (40,852)       (16,774)
                                       ----------     ----------     ----------     ----------

Earnings Before Taxes.................    667,267        601,461      1,348,272      1,193,311

Taxes on Earnings.....................    196,844        177,431        397,740        352,027
                                       ----------     ----------     ----------     ----------

Net Earnings.......................... $  470,423     $  424,030     $  950,532     $  841,284
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

Net Earnings Per Common Share.........       $.60           $.53          $1.21          $1.05
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------


Cash Dividends Declared
  Per Common Share....................       $.24           $.21           $.48           $.42
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET

                                (Dollars in Thousands)

                                                                                     JUNE 30      DECEMBER 31
                                                                                   -----------    -----------
                                                                                       1996           1995
                                                                                   -----------    -----------
                                                                                   (UNAUDITED)
                                        ASSETS

Current  Assets:
    Cash and cash equivalents...................................................   $   111,482    $   281,197
    Investment securities.......................................................        66,189         34,500
    Trade Receivables, less allowances of $147,550 in 1996
      and $157,990 in 1995......................................................     1,643,909      1,563,038
    Inventories:
      Finished products.........................................................       617,820        560,637
      Work in process...........................................................       269,727        238,943
      Materials.................................................................       307,695        311,361
                                                                                   -----------    -----------

         Total inventories......................................................     1,195,242      1,110,941

    Prepaid income taxes........................................................       647,876        651,436

    Other prepaid expenses and receivables......................................       661,707        585,599
                                                                                   -----------    -----------

         Total Current Assets...................................................     4,326,405      4,226,711
                                                                                   -----------    -----------

Investment Securities Maturing after One Year...................................       468,219        422,547
                                                                                   -----------    -----------

Property and Equipment, at Cost.................................................     8,044,533      7,762,442
    Less: accumulated depreciation and amortization.............................     3,709,198      3,512,904
                                                                                   -----------    -----------

         Net Property and Equipment.............................................     4,335,335      4,249,538

Deferred Charges, Goodwill and Other Assets.....................................     1,423,915        513,784
                                                                                   -----------    -----------

                                                                                   $10,553,874    $ 9,412,580
                                                                                   -----------    -----------
                                                                                   -----------    -----------

                                        LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
    Short-term borrowings and current portion of long-term debt..................  $ 1,670,537    $ 1,049,863
    Trade accounts payable.......................................................      806,290        755,921
    Salaries, income taxes, dividends payable, and other accruals................    2,049,997      1,984,530
                                                                                   -----------    -----------

         Total Current Liabilities...............................................    4,526,824      3,790,314
                                                                                   -----------    -----------

Long-Term Debt...................................................................      433,437        435,198
                                                                                   -----------    -----------

Other Liabilities and Deferrals:
    Deferred Income Taxes........................................................      176,557         67,993
    Other .......................................................................      776,560        722,228
                                                                                   -----------    -----------

         Total Other Liabilities and Deferrals ..................................      953,117        790,221
                                                                                   -----------    -----------

Shareholders' Investment:
    Preferred shares, $1 par value
      Authorized - 1,000,000 shares, none issued                                             -              -
    Common shares, without par value
      Authorized - 1,200,000,000 shares
      Issued at stated capital amount -
         1996: 791,001,929 shares; 1995: 797,021,211 shares......................      628,216        581,562

Earnings employed in the business................................................    4,158,481      3,926,917

Cumulative Translation Adjustments...............................................      (89,379)       (55,646)
                                                                                   -----------    -----------
                                                                                     4,697,318      4,452,833
Less:
Common shares held in treasury, at cost -
    1996: 9,661,672 shares; 1995: 9,714,379 shares...............................       50,990         51,268

Unearned compensation - restricted stock awards..................................        5,832          4,718
                                                                                   -----------    -----------

         Total Shareholders' Investment..........................................    4,640,496      4,396,847
                                                                                   -----------    -----------
                                                                                   $10,553,874    $ 9,412,580
                                                                                   -----------    -----------
                                                                                   -----------    -----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                     (UNAUDITED)

                                (Dollars in thousands)


                                                             SIX MONTHS ENDED JUNE 30
                                                             ------------------------
                                                               1996           1995
                                                            ---------      ---------
Cash Flow From (Used in) Operating Activities:

    Net earnings.......................................     $ 950,532      $ 841,284
    Adjustments to reconcile net earnings to
      Net cash from operating activities -
    Depreciation and amortization......................       319,262        260,286
    Trade receivables..................................       (88,477)         3,604
    Inventories........................................       (83,521)        (8,656)
    Other, net.........................................        81,214        (61,303)
                                                            ---------      ---------

         Net Cash From Operating Activities............     1,179,010      1,035,215
                                                            ---------      ---------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property and equipment.............      (460,908)      (485,627)
    Acquisition of MediSense, net of cash acquired.....      (806,738)             -
    Investment securities transactions.................       (50,757)      (104,105)
    Other..............................................        13,787         11,092
                                                            ---------      ---------

         Net Cash (Used in) Investing Activities.......    (1,304,616)      (578,640)
                                                            ---------      ---------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions.............................       620,517        184,038
    Common share transactions..........................      (305,876)      (355,741)
    Dividends paid.....................................      (353,899)      (320,432)
                                                            ---------      ---------

         Net Cash (Used in) Financing Activities.......       (39,258)      (492,135)
                                                            ---------      ---------

Effect of exchange rate changes on cash and
     cash equivalents...................................       (4,851)          (317)
                                                            ---------      ---------

Net (Decrease) in Cash and Cash Equivalents............      (169,715)       (35,877)

Cash and Cash Equivalents, Beginning of Year...........       281,197        290,272
                                                            ---------      ---------

Cash and Cash Equivalents, End of Period...............     $ 111,482      $ 254,395
                                                            ---------      ---------
                                                            ---------      ---------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996

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


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 784,547,000 for the six months ended June 30, 1996 and 799,246,000 for the same period in 1995.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal Income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED), CONTINUED



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


NOTE 5 - ACQUISITION OF MEDISENSE:

In May 1996, the Company acquired, for cash, substantially all of the outstanding shares of MediSense, Inc. (MediSense), a manufacturer of blood glucose self-testing products. The Company is finalizing the appraisal to determine the purchase price allocation. However, a substantial portion of the purchase price is expected to be allocated to intangible assets, including goodwill, which will be amortized on a straight-line basis over up to 40 years. In addition, $35.2 million was charged against earnings for in-process research and development. Had this acquisition occurred on January 1, 1995, consolidated sales and net income would not have been significantly different from reported amounts.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1996 COMPARED WITH SAME PERIODS IN 1995

Worldwide sales for the second quarter and first six months increased
8.0 percent and 6.9 percent, respectively, over the comparable 1995 periods. Net earnings increased 10.9 percent and 13.0 percent, respectively, in the second quarter and first six months 1996. Earnings per share increased 13.2 percent and 15.2 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 57.6 percent for the 1996 second quarter, compared to
56.6 percent for the 1995 second quarter.  First half gross margin was
57.2 percent, compared to 56.7 percent a year earlier. These increases are due primarily to favorable product mix, especially higher sales of pharmaceuticals, and productivity improvements; partially offset by higher project expenses for new products and the effects of inflation.

Research and development expenses were $304.8 million and $573.5 million for the second quarter and first six months 1996, respectively, including $35.2 million of acquired research and development related to the purchase of MediSense. The second quarter and six month 1995 results included a similar charge for the acquisition of certain technologies. Research and development represented 11.3 percent and 10.7 percent of net sales, compared to 11.5 percent and 10.6 percent in 1995. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter and first six months 1996 increased 12.5 percent and 3.5 percent, respectively, over the comparable prior year periods, net of the favorable effect of the relatively stronger U.S. dollar of 2.4 percent and 1.1 percent, respectively. The net increases reflect additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products, partially offset for the six months 1996 by lower litigation expenses and because no contributions were made to the Company's charitable foundation in 1996.

Other (income) expense, net, includes net foreign exchange losses of $3.8 million and $13.2 million, respectively, for the second quarter and first six months 1996 compared with net foreign exchange losses of $7.1 million and $15.5 million for the corresponding prior year periods.

FINANCIAL REVIEW
(Continued)


INDUSTRY SEGMENTS

Industry segment sales for the second quarter and first six months 1996 and the related change from the comparable 1995 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for blood banks, hospitals, commercial laboratories and alternate-care testing sites, and consumers; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the second quarter and first six months 1996 primarily reflect unit growth. International sales were unfavorably affected 5.3 percent by the relatively stronger dollar in the second quarter. On a year-to-date basis, international sales were unfavorably affected 2.8 percent by the relatively stronger U.S. dollar.

                                          Second Quarter             Six Months
- -------------------------------------------------------------------------------
SEGMENT SALES                            1996    Percent         1996   Percent
(In millions of dollars)                Sales   Increase        Sales  Increase
- -------------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                             $  995.3       11.2     $2,035.8       8.6
- -------------------------------------------------------------------------------
International                           535.7        7.6      1,094.9      10.2
- -------------------------------------------------------------------------------
                                      1,531.0        9.9      3,130.7       9.1

Hospital and Laboratory Products:
Domestic                                620.1        5.2      1,195.2       2.7
- -------------------------------------------------------------------------------
International                           548.1        5.9      1,045.5       5.4
- -------------------------------------------------------------------------------
                                      1,168.2        5.5      2,240.7       3.9
Total All Segments:
Domestic                              1,615.4        8.8      3,231.0       6.3
- -------------------------------------------------------------------------------
International                         1,083.8        6.7      2,140.4       7.8
- -------------------------------------------------------------------------------
                                     $2,699.2        8.0     $5,371.4       6.9
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1996
COMPARED WITH DECEMBER 31, 1995

Net cash from operating activities for the first six months 1996 totaled
$1.179 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the company's capital expenditures and cash dividends. The Company funded the acquisition of MediSense through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at June 30, 1996. These lines of credit back up domestic commercial paper borrowing arrangements.

During the first six months 1996, the Company continued its program to purchase its common shares. The Company purchased and retired 8,415,000 shares during this period at a cost of $351 million. As of June 30, 1996, an additional 4,955,000 shares may be purchased in future periods under authorization granted by the Board of Directors in September 1995.

In June 1996, the Company filed a registration statement with the Securities and Exchange Commission. The Company may issue up to $650 million of debt securities in the future under this registration statement.

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

                             PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company's 10-Q for the fiscal quarter ended March 31, 1996 described 23 antitrust suits, one shareholder derivative suit, and 5 investigations that had been brought in connection with the Company's marketing and sale of infant formula products. It also reported that the Company had entered into an agreement to settle 20 of these 23 antitrust suits; that one of the 20 cases covered by the agreement had been finally settled; and that the settlement of each of the remaining 19 cases would only become final when it had been approved by the court in the state where it was pending. On June 7, 1996 the court in Wisconsin gave its final approval to the settlement of the two cases that were pending in that state. The settlements of the 17 remaining cases have not yet been finalized. On June 11, 1996 the Illinois Court of Appeals (First District) dismissed plaintiff's appeal of the previous dismissal of the one shareholder derivative suit that had been pending before it. As of June 30, 1996, a total of 20 antitrust suits and 5 investigations are pending in connection with the Company's marketing and sale of infant formula products.

         The Company's 10-Q for the fiscal quarter ending March 31, 1996 reported that the Company had entered into a settlement agreement for the class action portion of litigation that is pending in federal court in Chicago, Illinois and is known as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997; that the settlement agreement had to be approved by the federal court before it became final and effective; that on April 4, 1996, the federal court disapproved the settlement agreement; and that the Company had filed a request for permission to seek an interlocutory appeal of the denial of the settlement agreement to the Federal Court of Appeals for the Seventh Circuit. On May 16, 1996 the court denied this request. As of June 30, 1996, 139 cases and one Federal Trade Commission investigation are pending in connection with the Company's pricing of brand name prescription pharmaceuticals.

         The Company's 10-Q for the fiscal quarter ending March 31, 1996 reported that on March 15, 1996, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") issued a Notice of Initiation of Enforcement Action to the Company alleging that during the period between 1987 and 1993 the Company violated certain air quality regulations in North Carolina. On July 1, 1996 the Company received a civil penalty assessment from the DEHNR for $968,763.58 in connection with this enforcement action. The Company is contesting the assessment.

         While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Abbott Laboratories 1996 Incentive Stock Program* - attached hereto.

              10.2 Amended Abbott Laboratories Supplemental Pension Plan* - attached hereto.

              11. Statement re: computation of per share earnings - attached hereto.

              12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

              27.       Financial Data Schedule - attached hereto.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1996.


* denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.


                                      SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ABBOTT LABORATORIES


Dated:  August 13, 1996           /s/ Theodore A. Olson
                                  ----------------------------------
                                  Theodore A. Olson, Vice President
                                  and Controller (Principal
                                  Accounting Officer)