Form 10-Q
period 1996-09-30
ABBOTT LABORATORIES
filed 1996-11-13
CIK 1800

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    -----------------

Commission File No. 1-2189



                              ABBOTT LABORATORIES

An Illinois Corporation                       I.R.S. Employer Identification
                                                      No. 36-0698440


                                100 Abbott Park Road
                         Abbott Park, Illinois  60064-3500

                            Telephone: (847) 937-6100


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .    No    .
                                                    ---        ---

As of October 31, 1996, the Corporation had 776,845,109 common shares without par value outstanding.

                         PART 1 FINANCIAL INFORMATION

                     ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                     ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                 (UNAUDITED)

                 (Dollars in thousands except per share data)


                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30                   SEPTEMBER 30
                                          -------------------------     -------------------------
                                             1996           1995           1996           1995
                                          ----------     ----------     ----------     ----------
Net Sales  . . . . . . . . . . . . . . .  $2,646,194     $2,390,753     $8,017,611     $7,415,460
                                          ----------     ----------     ----------     ----------

Cost of products sold  . . . . . . . . .   1,177,247      1,070,253      3,477,411      3,245,187
Research and development . . . . . . . .     278,970        255,829        852,432        790,364
Selling, general and administrative. . .     615,269        521,754      1,786,481      1,652,863
                                          ----------     ----------     ----------     ----------
  Total Operating Cost and Expenses. . .   2,071,486      1,847,836      6,116,324      5,688,414
                                          ----------     ----------     ----------     ----------

Operating Earnings . . . . . . . . . . .     574,708        542,917      1,901,287      1,727,046
                                          ----------     ----------     ----------     ----------

Interest expense . . . . . . . . . . . .      28,195         18,420         68,030         50,224
Interest income  . . . . . . . . . . . .     (10,930)       (13,173)       (31,606)       (37,385)
Other (income) expense, net  . . . . . .     (39,560)        (4,246)       (80,412)       (21,020)
                                          ----------     ----------     ----------     ----------

Earnings Before Taxes  . . . . . . . . .     597,003        541,916      1,945,275      1,735,227

Taxes on Earnings  . . . . . . . . . . .     176,116        159,865        573,856        511,892
                                          ----------     ----------     ----------     ----------

Net Earnings . . . . . . . . . . . . . .  $  420,887     $  382,051     $1,371,419     $1,223,335
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------


Net Earnings Per Common Share  . . . . .        $.54           $.48          $1.75          $1.53
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------


Cash Dividends Declared
  Per Common Share . . . . . . . . . . .        $.24           $.21           $.72           $.63
                                          ----------     ----------     ----------     ----------
                                          ----------     ----------     ----------     ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                     ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

                            (Dollars in Thousands)


                                                                                    SEPTEMBER 30   DECEMBER 31
                                                                                        1996          1995
                                                                                    ------------   -----------
                                                                                     (unaudited)
                                    ASSETS
Current Assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .    $   139,896    $   281,197
    Investment securities. . . . . . . . . . . . . . . . . . . . . . . . . . . .         39,274         34,500
    Trade Receivables, less allowances of $150,415 in 1996
       and $157,990 in 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,549,738      1,563,038
    Inventories:
       Finished products . . . . . . . . . . . . . . . . . . . . . . . . . . . .        622,361        560,637
       Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        261,144        238,943
       Materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        341,200        311,361
                                                                                    -----------    -----------

          Total Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .      1,224,705      1,110,941

    Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . .        649,218        651,436

    Other prepaid expenses and receivables . . . . . . . . . . . . . . . . . . .        671,020        585,599
                                                                                    -----------    -----------

          Total Current Assets . . . . . . . . . . . . . . . . . . . . . . . . .      4,273,851      4,226,711
                                                                                    -----------    -----------

Investment Securities Maturing after One Year. . . . . . . . . . . . . . . . . .        529,588        422,547
                                                                                    -----------    -----------

Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . . . . . . . .      8,242,116      7,762,442
    Less: accumulated depreciation and amortization. . . . . . . . . . . . . . .      3,839,638      3,512,904
                                                                                    -----------    -----------

          Net Property and Equipment . . . . . . . . . . . . . . . . . . . . . .      4,402,478      4,249,538

Deferred Charges, Intangible and Other Assets. . . . . . . . . . . . . . . . . .      1,463,425        513,784
                                                                                    -----------    -----------
                                                                                    $10,669,342    $ 9,412,580
                                                                                    -----------    -----------
                                                                                    -----------    -----------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
    Short-term borrowings and current portion of long-term debt. . . . . . . . .    $ 1,451,543    $ 1,049,863
    Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .        788,092        755,921
    Salaries, income taxes, dividends payable, and other accruals. . . . . . . .      2,048,253      1,984,530
                                                                                    -----------    -----------

         Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . . .      4,287,888      3,790,314
                                                                                    -----------    -----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        682,166        435,198
                                                                                    -----------    -----------

Other Liabilities and Deferrals:
    Deferred Income Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .        174,368         67,993
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        810,950        722,228
                                                                                    -----------    -----------

         Total Other Liabilities and Deferrals . . . . . . . . . . . . . . . . .        985,318        790,221
                                                                                    -----------    -----------

Shareholders' Investment:
    Preferred shares, $1 par value
      Authorized - 1,000,000 shares, none issued                                              -              -
    Common shares, without par value
      Authorized - 1,200,000,000 shares
      Issued at stated capital amount -
         1996: 787,366,358 shares; 1995: 797,021,211 shares. . . . . . . . . . .        659,274        581,562

Earnings employed in the business. . . . . . . . . . . . . . . . . . . . . . . .      4,174,554      3,926,917

Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . . . .        (63,662)       (55,646)
                                                                                    -----------    -----------
                                                                                      4,770,166      4,452,833
Less:
Common shares held in treasury, at cost -
    1996: 9,660,632 shares; 1995: 9,714,379 shares . . . . . . . . . . . . . . .         50,985         51,268

Unearned compensation - restricted stock awards. . . . . . . . . . . . . . . . .          5,211          4,718
                                                                                    -----------    -----------

         Total Shareholders' Investment. . . . . . . . . . . . . . . . . . . . .      4,713,970      4,396,847
                                                                                    -----------    -----------
                                                                                    $10,669,342    $ 9,412,580
                                                                                    -----------    -----------
                                                                                    -----------    -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                     ABBOTT LABORATORIES AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                            (Dollars in thousands)


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                           ------------------------------
                                                              1996                1995
                                                           ----------          ----------
Cash Flow From (Used in) Operating Activities:

    Net earnings. . . . . . . . . . . . . . . . . . . . .  $1,371,419          $1,223,335
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization . . . . . . . . . . . .     508,059             399,494
    Trade receivables . . . . . . . . . . . . . . . . . .      18,495               5,039
    Inventories . . . . . . . . . . . . . . . . . . . . .    (105,848)            (30,789)
    Other, net. . . . . . . . . . . . . . . . . . . . . .      19,419             (42,680)
                                                           ----------          ----------

         Net Cash From Operating Activities . . . . . . .   1,811,544           1,554,399
                                                           ----------          ----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property and equipment. . . . . . . .    (681,573)           (698,881)
    Acquisition of MediSense, net of cash acquired. . . .    (815,290)                  -
    Investment securities transactions. . . . . . . . . .     (85,186)           (160,778)
    Other . . . . . . . . . . . . . . . . . . . . . . . .      19,118              17,239
                                                           ----------          ----------

         Net Cash (Used in) Investing Activities. . . . .  (1,562,931)           (842,420)
                                                           ----------          ----------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions. . . . . . . . . . . . . . . .     649,052             299,834
    Common share transactions . . . . . . . . . . . . . .    (493,058)           (490,873)
    Dividends paid. . . . . . . . . . . . . . . . . . . .    (541,439)           (487,309)
                                                           ----------          ----------

         Net Cash (Used in) Financing Activities. . . . .    (385,445)           (678,348)
                                                           ----------          ----------

Effect of exchange rate changes on cash and
    cash equivalents. . . . . . . . . . . . . . . . . . .      (4,469)             (3,104)
                                                           ----------          ----------

Net Increase (Decrease) in Cash and Cash Equivalents. . .    (141,301)             30,527

Cash and Cash Equivalents, Beginning of Year. . . . . . .     281,197             290,272
                                                           ----------          ----------

Cash and Cash Equivalents, End of Period. . . . . . . . .  $  139,896          $  320,799
                                                           ----------          ----------
                                                           ----------          ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

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


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 782,915,000 for the nine months ended September 30, 1996 and 797,321,000 for the same period in 1995.


NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(Unaudited), Continued


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


NOTE 5 - ACQUISITION OF MEDISENSE:

In the second and third quarters 1996, the Company acquired, for cash, all of the outstanding shares of MediSense, Inc. (MediSense), a manufacturer of blood glucose self-testing systems. A substantial portion of the purchase price was allocated to intangible assets, including goodwill, which will be amortized on a straight-line basis over up to 40 years. In addition, $37 million was charged against earnings for acquired in-process research and development. Had this acquisition occurred on January 1, 1995, consolidated sales and net income would not have been significantly different from reported amounts.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS 1996 COMPARED WITH SAME PERIODS IN 1995

Worldwide sales for the third quarter and first nine months increased
10.7 percent and 8.1 percent, respectively, over the comparable 1995 periods. Net earnings increased 10.2 percent and 12.1 percent, respectively, in the third quarter and first nine months 1996. Earnings per share increased 12.5 percent and 14.4 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 55.5 percent for the 1996 third quarter, compared to
55.2 percent for the 1995 third quarter. First nine months gross profit margin was 56.6 percent, compared to 56.2 percent a year earlier. These increases are due primarily to favorable product mix, especially higher sales of pharmaceuticals, and productivity improvements; partially offset by higher project expenses for new products and the effects of inflation.

Research and development expenses were $279.0 million for the third quarter 1996 and $852.4 million for the nine months 1996, including $37 million of acquired in-process research and development related to the purchase of MediSense. The nine month 1995 results included a similar charge for the acquisition of certain technologies. Research and development represented 10.5 percent and 10.6 percent of net sales in the third quarter and first nine months 1996, compared to 10.7 percent for both periods in 1995. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the third quarter and first nine months 1996 increased 17.9 percent and 8.1 percent, respectively, over the comparable prior year periods, net of the favorable effect of the relatively stronger U.S. dollar of 2.8 percent and 1.7 percent, respectively. The net increases reflect additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products, partially offset for the nine months 1996 by lower litigation expenses and the absence of contributions to the Company's charitable foundation in 1996.

Other (income) expense, net, includes net foreign exchange losses of $4.5 million and $17.7 million, respectively, for the third quarter and first nine months 1996 compared with net foreign exchange losses of $3.5 million and $19.0 million for the corresponding prior year periods. Other (income) expense, net, also includes the Company's share of the income from joint ventures, primarily TAP Holdings Inc., and minority interest expense.

FINANCIAL REVIEW
(continued)


INDUSTRY SEGMENTS

Industry segment sales for the third quarter and first nine months 1996 and the related change from the comparable 1995 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers and for blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the third quarter and first nine months 1996 primarily reflect unit growth. International sales were unfavorably affected 6.5 percent by the relatively stronger dollar in the third quarter. On a year-to-date basis, international sales were unfavorably affected 4.0 percent by the relatively stronger U.S. dollar.


                                                   Third Quarter          Nine Months
-----------------------------------------------------------------------------------------
SEGMENT SALES                                      1996    Percent         1996   Percent
(in millions of dollars)                          Sales   Increase        Sales  Increase
-----------------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                                       $  956.6       13.9     $2,992.4      10.2
-----------------------------------------------------------------------------------------
International                                     499.3        7.8      1,594.2       9.4
-----------------------------------------------------------------------------------------
                                                1,455.9       11.7      4,586.6       9.9

Hospital and Laboratory Products:
Domestic                                          648.2       12.8      1,843.4       6.0
-----------------------------------------------------------------------------------------
International                                     542.1        5.7      1,587.6       5.5
-----------------------------------------------------------------------------------------
                                                1,190.3        9.4      3,431.0       5.8

Total All Segments:
Domestic                                        1,604.8       13.4      4,835.8       8.6
-----------------------------------------------------------------------------------------
International                                   1,041.4        6.7      3,181.8       7.4
-----------------------------------------------------------------------------------------
                                               $2,646.2       10.7     $8,017.6       8.1
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1996
COMPARED WITH DECEMBER 31, 1995

Net cash from operating activities for the first nine months 1996 totaled
$1.812 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company funded the acquisition of MediSense through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at September 30, 1996. These lines of credit back up domestic commercial paper borrowing arrangements.

During the first nine months 1996, the Company continued its program to purchase its common shares. The Company purchased and retired 13,155,000 shares during this period at a cost of $570 million. An additional 20,215,000 shares may be purchased in future periods under authorization granted by the Board of Directors in October 1996 and September 1995.

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

                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's 10-Q for the fiscal quarter ending March 31, 1996 reported that on March 15, 1996, the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") issued a Notice of Initiation of Enforcement Action to the Company alleging that during the period between 1987 and 1993 the Company violated certain air quality regulations in North Carolina. On August 20, 1996, the Company and DEHNR concluded the Enforcement Action by executing a settlement agreement. Under the settlement agreement, the Company does not admit liability but does agree to make a settlement payment of $675,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           11. Statement re: computation of per share earnings -- attached hereto.

           12. Statement re: computation of ratio of earnings to fixed charges -- attached hereto.

           27.  Financial Data Schedule -- attached hereto.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                  SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABBOTT LABORATORIES



Date: November 13, 1996                /s/ Theodore A. Olson
                                       -----------------------------------
                                       Theodore A. Olson, Vice President
                                       and Controller (Principal
                                       Accounting Officer)