Form 10-K
period 1996-12-31
ABBOTT LABORATORIES
filed 1997-03-11
CIK 1800

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996        COMMISSION FILE NUMBER 1-2189

                            h    ABBOTT LABORATORIES

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

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Shares, Without Par Value                    New York Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Stock Exchange

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES _X_ NO ____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE 711,545,099 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 31, 1997, WAS APPROXIMATELY
$38,779,207,895.50.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1997: 774,437,884.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1997 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

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

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Industry Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1996 (1996 Annual Report), filed as an exhibit to this report. Also incorporated herein by reference is the text and table of sales by class of similar products included in the section of the 1996 Annual Report captioned "Financial Review."

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

    Principal pharmaceutical and nutritional products include the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin-Registered Trademark- and outside the United States primarily under the trademark Klacid-Registered Trademark-, and tosufloxacin, sold in Japan under the trademark Tosuxacin-Registered Trademark-, various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and
E.E.S.-Registered Trademark-, and Norvir-Registered Trademark- , a protease inhibitor for the treatment of HIV infection; agents for the treatment of epilepsy and bipolar disorder, including Depakote-Registered Trademark-; a broad line of cardiovascular products, including Loftyl-Registered Trademark-, a vasoactive agent sold outside the United States; Hytrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug; Survanta-Registered Trademark-, a bovine derived lung surfactant; various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, and Similac NeoCare-Registered Trademark-; and other medical and pediatric nutritionals, including Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Ensure-Registered Trademark- Light, Jevity-Registered Trademark-, Glucerna-Registered Trademark-,
Advera-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, Pulmocare-Registered Trademark- and Gain-Registered Trademark-. Consumer products include the dandruff shampoo Selsun Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; and Tronolane-Registered Trademark- hemorrhoid medication. Agricultural, animal health, and chemical products include plant growth regulators, including ProGibb-Registered Trademark-; herbicides; larvicides, including VectoBac-Registered Trademark-; biologically derived insecticides, including DiPel-Registered Trademark- and XenTari-Registered Trademark-; and anti-infectives, including Saraflox-Registered Trademark- and
Sarafin-Registered Trademark-.

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

    Under an agreement between the Company and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Holdings Inc., (owned 50 percent by the Company and 50 percent by Takeda) together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets products in the United States. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron
Depot-Registered Trademark-, a sustained release form of Lupron-Registered Trademark- in the United States. Lupron-Registered Trademark-and Lupron Depot-Registered Trademark- are used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with the Company for Prevacid-Registered Trademark-. Prevacid-Registered Trademark-is indicated for short-term treatment of duodenal ulcers, esophagitis, and long-term treatment of Zollinger-Ellison syndrome, as well as the maintenance of healed erosive esophagitis. The Company also has marketing rights to certain Takeda products in select Latin American markets. The Company also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, Lupron Depot-Ped-Registered Trademark-, and Prevacid-Registered Trademark- in select markets outside the United States.

HOSPITAL AND LABORATORY PRODUCTS

    Hospital and laboratory products include diagnostic systems for blood banks, hospitals, commercial laboratories, alternate-care testing sites and consumers; intravenous and irrigation fluids and related administration equipment, including electronic drug delivery systems; drugs and drug delivery systems; anesthetics; critical care products; diagnostic imaging products; and other medical specialty products for hospitals and alternate-care sites. In the second and third quarters of 1996, the Company acquired, for cash, all of the outstanding shares of MediSense, Inc., a manufacturer of blood glucose self-testing systems.

    The principal products included in this segment are parenteral (intravenous or I.V.) solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products,
LifeShield-Registered Trademark- needleless products, and
Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and Liposyn-Registered Trademark-; Plum-Registered Trademark-,
Omni-Flow-Registered Trademark- and Abbott AIM-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia (PCA) systems; venipuncture products; hospital injectables including FirstChoice-Registered Trademark- generics; premixed I.V. drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark- drug and nutritional delivery systems; Anne-Registered Trademark- anesthetic infusion systems; anesthetics, including Pentothal-Registered Trademark-, Amidate-Registered Trademark-, sevoflurane (sold in the United States and a few other markets as Ultane-Registered Trademark- and outside of the United States primarily under the trademark Sevorane-Registered Trademark-), isoflurane and enflurane; Calcijex-Registered Trademark-, an injectable agent for treatment of bone disease in hemodialysis patients; critical care products including Opticath-Registered Trademark- and OptiQue-TM- advanced sensor catheters, Transpac-Registered Trademark- for hemodynamic monitoring, specialty cardiac products; and Faultless-Registered Trademark- rubber sundry products; diagnostic imaging products used in MRI (magnetic resonance imaging) and CT (computed tomography) imaging; screening tests for hepatitis B, HTLV-1, hepatitis B core, and hepatitis C; tests for detection of AIDS antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs with the ADx-Registered Trademark- instrument; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-Registered Trademark-; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Abbott Spectrum-Registered Trademark-EPx-Registered Trademark-, Abbott Spectrum-Registered Trademark- CCx-TM-, and Quantum-TM-; AxSYM-Registered Trademark-, Commander-Registered Trademark-, IMx-Registered Trademark-, and Abbott Prism-Registered Trademark- lines of diagnostic instruments and chemical reagents used with immunoassay diagnostics; the LCx-Registered Trademark- amplified DNA probe system and reagents; Abbott Vision-Registered Trademark-, a desk-top blood analyzer; the Abbott TestPack-Registered Trademark- system for diagnostic testing; a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark-series; and the MediSense line of blood glucose monitoring meters and test strips for diabetics including Precision Q.I.D.-TM-, the ExacTech-Registered Trademark-, the MediSense II-TM-, and the ExacTech RSG-TM-.

    The Company markets hospital and laboratory products in the United States and many other countries. These products are generally distributed to wholesalers and directly to hospitals, laboratories, and physicians' offices from distribution centers maintained by the Company. Sales in the home infusion services market are also made directly to patients receiving treatment outside the hospital through marketing arrangements with hospitals and other health care providers. Overseas sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for diabetics are sold over the counter to consumers.

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

PATENTS, TRADEMARKS, AND LICENSES

    The Company is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for the Company's products in the United States and all countries of major marketing interest to the Company. The Company owns, has applications pending for, and is licensed under a substantial number of patents. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1, 2 and 3. These, and various patents which expire during the period 1997 to 2017, in the aggregate, are believed to be of material importance in the operation of the Company's business. The Company believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin, is material in relation to the Company's business as a whole. The principal patents covering clarithromycin are licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan. The Uruguay Round Agreements Act implemented the Uruguay Round of the General Agreement on Tariffs and Trade (GATT) in the United States. It appears that under the intellectual property provisions of GATT the patent on the clarithromycin compound is scheduled to expire in the United States in 2005.

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

RESEARCH AND DEVELOPMENT

    The Company spent $1,204,841,000 in 1996, $1,072,745,000 in 1995, and
$963,516,000 in 1994 on research to discover and develop new products and processes and to improve existing products and processes. The Company continues to concentrate research expenditures in pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    The Company believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. The Company's capital and operating expenditures for pollution control in 1996 were approximately $29 million and $50 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $18 million and $50 million, respectively, in 1997.

    The Company is participating as one of many potentially responsible parties in investigation and/or remediation at eleven locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, the Company believes that the actual costs will be lower than these estimates, and the fraction for which the Company may be responsible is anticipated to be considerably less and will be paid out over a number of years. The Company expects to participate in the investigation or cleanup at these sites. The Company is also voluntarily investigating potential contamination at two Company-owned sites, and has initiated voluntary remediation at four sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

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

EMPLOYEES

    The Company employed 52,817 persons as of December 31, 1996.

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

    In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All of the states have also conducted competitive bidding for infant formula contracts which require the use of specific infant formula products for the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

    Governmental regulatory agencies now require prescription drug manufacturers to pay additional fees. Under the Prescription Drug User Fee Act of 1992, the Federal Food and Drug Administration (FDA) imposes substantial fees on various aspects of the approval, manufacture and sale of proprietary prescription drugs. Congress is now considering expanding user fees to generic drugs and medical devices. The Company believes that such legislation, if enacted, will add considerable expense for the Company.

    The Company expects debate to continue during 1997 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations are having an impact on United States regulations, as well. The International Organization for Standardization (ISO) provides the criteria for regulating medical devices within the European Economic Community. The Company has made significant strides in gaining ISO 9000 and European Norm 46000 certification for facilities that manufacture devices for European markets. The FDA has announced that it will attempt to harmonize its regulation of medical devices with that of the ISO. Proposed changes to the FDA's regulations governing the manufacture of medical devices appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

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

ITEM 2. PROPERTIES

    The Company's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-3500. The locations of the Company's principal plants are listed below.

                        LOCATION                                   INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
--------------------------------------------------------  --------------------------------------------------------

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

Morgan Hill, California                                   Hospital and Laboratory Products

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

Queenborough, England                                     Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products

Rocky Mount, North Carolina                               Hospital and Laboratory Products

Salt Lake City, Utah                                      Hospital and Laboratory Products

Santa Clara, California                                   Hospital and Laboratory Products

Santo Domingo, Dominican Republic                         Hospital and Laboratory Products

Sligo/Donegal/Cootehill/Finisklin, Ireland                Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products

Sturgis, Michigan                                         Pharmaceutical and Nutritional Products

St. Remy, France                                          Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products

Tokyo, Japan                                              Hospital and Laboratory Products

Zwolle, The Netherlands                                   Pharmaceutical and Nutritional Products

    In addition to the above, the Company has manufacturing facilities in six other locations in the United States and Puerto Rico. Overseas manufacturing facilities are located in thirteen other countries. The Company's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States and Puerto Rico, the Company owns five distribution centers. The Company also has twelve United States research and development facilities located at Abbott Park, Illinois; Ashland, Ohio; Columbus, Ohio (2 locations); Irving, Texas; Long Grove, Illinois; Madera, California; Morgan Hill, California; North Chicago, Illinois; Salt Lake City, Utah; Bedford, Massachusetts; and Santa Clara, California. Overseas, the Company has research and development facilities in Argentina, Australia, Canada, Germany, Italy, Japan, The Netherlands, Spain and the United Kingdom.

    The corporate offices, and those principal plants in the United States that are listed above, are owned. The remaining manufacturing plants and all other facilities are owned or leased by the Company or subsidiaries of the Company.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings, including (as of January 31, 1997) 6 antitrust suits and 5 investigations in connection with the Company's sale and marketing of infant formula products, and 142 antitrust suits and two investigations in connection with the Company's pricing of prescription pharmaceuticals. The Company was also involved in a civil proceeding involving certain Illinois environmental laws.

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

    In its 10-Q for the quarter ended March 31, 1996, the Company reported that it had entered into a settlement agreement with plaintiffs involving 20 infant formula antitrust cases that had been pending in 17 states. Each individual state settlement, except Mississippi, is subject to approval by the individual state courts. Courts in Colorado, Florida, Illinois, Kansas, Kentucky, Minnesota, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin have now given their final approval to their respective state settlements. Courts have not yet given their final approval for the cases pending in Alabama, Michigan, and Nevada. The court in Louisiana denied final approval on January 22, 1997. An infant formula antitrust case is also pending in Federal District Court in Massachusetts. It purports to be a statewide consumer class action. The case that was pending in Federal District Court in Tallahassee, Florida was dismissed. On June 19, 1995, a jury in federal court in Los Angeles, California found in favor of the Company and the American Academy of Pediatrics in the infant formula antitrust case brought by Nestle Food Company. The Ninth Circuit Court of Appeals affirmed the jury's verdict on January 9, 1997. Nestle has the right to petition for certiorari to the United States Supreme Court. The shareholder derivative suit that had been pending in state court in Cook County, Illinois was dismissed on December 15, 1995. The shareholder derivative suit named all of the Company's present directors (other than Allen F. Jacobson) and a former executive officer as defendants and alleged that the defendants breached their fiduciary duty to the Company by permitting antitrust violations in connection with the Company's sale and marketing of infant formula products. The court dismissed this lawsuit. The appeal of the dismissal was voluntarily dismissed on May 22, 1996. The investigations are being conducted by the Attorneys General of the states of California, Connecticut, New York, Pennsylvania and Wisconsin.

    As of January 31, 1997, 118 prescription pharmaceutical pricing antitrust cases were pending in federal court, 23 were pending in state courts, and 1 was pending in a District of Columbia court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The state cases are pending in the following state courts: Clarke County, Alabama; Yavapai County, Arizona; Alameda County, California; Monterey County, California; San Francisco County, California (8 cases); San Joaquin County, California; Dade County, Florida; Johnson County, Kansas; Cumberland County, Maine; Oakland County, Michigan; Hennepin County, Minnesota (2 cases); and Dane County and Washington County, Wisconsin. A case is also pending in the Superior Court for the District of Columbia. The cases which had been pending in New York County, New York and King County, Washington have been dismissed and are now on appeal. The case pending in Greene County, Alabama was removed to the U.S. District Court for the Northern District of Illinois. The plaintiffs have sought an interlocutory appeal of the removal order. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. One of the cases which is pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. A number of appeals to the Seventh Circuit Court of Appeals have been filed arising out of the MDL 997 litigation. All litigation in the U.S. District Court for the Northern District of Illinois is stayed pending the resolution of the appeals. The investigations are being conducted by the Attorney General of Illinois and the Federal Trade Commission.

    On March 31, 1995, the Illinois Attorney General informed the Company that it proposed the assessment of a civil penalty of $750,000 in connection with an administrative enforcement action initiated in May of 1993 by the Illinois Environmental Protection Agency (the "IEPA") against the Company. The enforcement action alleged that the Company violated its waste water discharge permits and certain Illinois environmental laws at its North Chicago, Illinois facility. On May 9, 1996, the Company and the Illinois Attorney General concluded the action by executing a settlement agreement. Under the settlement agreement, the Company did not admit liability but did agree to pay a civil penalty of $400,000 to the IEPA, to pay an additional $200,000 to the state of Illinois for the purchase of land for use as a wetlands preserve, and to take further steps to reduce the chances of an unlawful discharge of waste water from the North Chicago, Illinois facility.

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

    Current corporate officers, and their ages as of February 14, 1997, are listed below. The officers' principal occupations and employment from January 1992 to the present and the dates of their first election as officers of the Company are also shown. Unless otherwise stated, employment was by the Company for the period indicated. There are no family relationships between any corporate officers or directors.

DUANE L. BURNHAM**, 55

    1992 to present -- Chairman of the Board and Chief Executive Officer, and
                      Director.

    Elected Corporate Officer -- 1982.

THOMAS R. HODGSON**, 55

    1992 to present -- President and Chief Operating Officer, and Director.

    Elected Corporate Officer -- 1980.

JOY A. AMUNDSON**, 42

    1992 to 1994 -- Vice President, Corporate Hospital Marketing.

    1994 to 1995 -- Vice President, HealthSystems.

    1995 to present -- Senior Vice President, Chemical and Agricultural
                      Products.

    Elected Corporate Officer -- 1990.

PAUL N. CLARK**, 50

    1992 to present -- Senior Vice President, Pharmaceutical Operations.

    Elected Corporate Officer -- 1985.

GARY P. COUGHLAN**, 52

    1992 to present -- Senior Vice President, Finance and Chief Financial
                      Officer.

    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 55

    1992 to 1994 -- Vice President and Associate General Counsel, Bristol-Myers
                   Squibb Company (Health and personal care products company).

    1994 -- Vice President, Secretary and Associate General Counsel,
           Bristol-Myers Squibb Company.

    1994 to present -- Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer -- 1994.

JOHN G. KRINGEL**, 57

    1992 to present -- Senior Vice President, Hospital Products.

    Elected Corporate Officer -- 1981.

THOMAS M. MCNALLY**, 49

    1992 to 1993 -- Senior Vice President, Chemical and Agricultural Products.

    1993 to present -- Senior Vice President, Ross Products.

    Elected Corporate Officer -- 1989.

ROBERT L. PARKINSON, JR.**, 46

    1992 to 1993 -- Vice President, European Operations.

    1993 to 1995 -- Senior Vice President, Chemical and Agricultural Products.

    1995 to present -- Senior Vice President, International Operations.

    Elected Corporate Officer -- 1989.

ELLEN M. WALVOORD**, 57

    1992 to 1995 -- Vice President, Investor Relations and Public Affairs.

    1995 to present -- Senior Vice President, Human Resources.

    Elected Corporate Officer -- 1991.

MILES D. WHITE**, 41

    1992 -- Divisional Vice President and General Manager, Hospital Laboratory
           Sector.

    1992 to 1993 -- Divisional Vice President and General Manager, Diagnostic
                   Systems and Operations.

    1993 to 1994 -- Vice President, Diagnostic Systems and Operations.

    1994 to present -- Senior Vice President, Diagnostic Operations.

    Elected Corporate Officer -- 1993.

CATHERINE V. BABINGTON**, 44

    1992 to 1995 -- Director, Corporate Communications.

    1995 to present -- Vice President, Investor Relations and Public Affairs.

    Elected Corporate Officer -- 1995.

PATRICK J. BALTHROP, 40

    1992 to 1995 -- Divisional Vice President and Sector General Manager,
                   Diagnostic Products.

    1995 to 1996 -- Divisional Vice President and General Manager, U.S. and
                   Canada, Diagnostic Products.

    1996 to present -- Vice President, Diagnostic Operations, U.S. and Canada.

    Elected Corporate Officer -- 1996.

MARK E. BARMAK, 55

    1992 to 1995 -- Divisional Vice President and Associate General Counsel,
                   Litigation.

    1995 to present -- Vice President, Litigation and Government Affairs.

    Elected Corporate Officer -- 1995.

CHRISTOPHER B. BEGLEY, 44

    1992 to 1993 -- Divisional Vice President and General Manager, Hospital
                   Products Business Sector.

    1993 to 1996 -- Vice President, Hospital Products Business Sector.

    1996 to present -- Vice President, MediSense Operations.

    Elected Corporate Officer -- 1993.

THOMAS D. BROWN, 48

    1992 -- Divisional Vice President and General Manager, Western Hemisphere.

    1992 to 1993 -- Divisional Vice President, Diagnostic Commercial Operations.

    1993 to present -- Vice President, Diagnostic Commercial Operations.

    Elected Corporate Officer -- 1993.

GARY R. BYERS**, 55

    1992 to 1993 -- Divisional Vice President, Corporate Auditing.

    1993 to present -- Vice President, Internal Audit.

    Elected Corporate Officer -- 1993.

WILLIAM G. DEMPSEY, 45

    1992 to 1995 -- Divisional Vice President and General Manager, Abbott
                   Critical Care Systems.

    1995 to 1996 -- Divisional Vice President and General Manager, Hospital
                   Products Business Sector.

    1996 to present -- Vice President, Hospital Products Business Sector.

    Elected Corporate Officer -- 1996.

KENNETH W. FARMER**, 51

    1992 to present -- Vice President, Management Information Services and
                      Administration.

    Elected Corporate Officer -- 1985.

THOMAS C. FREYMAN**, 42

    1992 to present -- Vice President and Treasurer.

    Elected Corporate Officer -- 1991.

DAVID B. GOFFREDO, 42

    1992 to 1993 -- Divisional Vice President, Pharmaceutical Products
                   Marketing.

    1993 to 1995 -- Divisional Vice President, Pharmaceutical Products Sales and
                   Marketing.

    1995 to present -- Vice President, Pharmaceutical Products Sales and
                      Marketing.

    Elected Corporate Officer -- 1995.

RICHARD A. GONZALEZ**, 43

    1992 to 1995 -- Divisional Vice President and General Manager, U.S. and
                   Canada Diagnostics.

    1995 to present -- Vice President, HealthSystems.

    Elected Corporate Officer -- 1995.

GUILLERMO A. HERRERA, 43

    1992 to 1994 -- Regional Director, Europe, Abbott International.

    1994 -- General Manager, Abbott Spain and Portugal.

    1994 to 1996 -- Area Vice President, Latin America.

    1996 to present -- Vice President, Latin America Operations.

    Elected Corporate Officer -- 1996.

ARTHUR J. HIGGINS, 40

    1992 to 1994 -- Regional Director, Europe, Africa, and Middle East.

    1994 to 1995 -- Divisional Vice President, Commercial Operations.

    1995 to 1996 -- Divisional Vice President, Pacific, Asia, and Africa Operations.

    1996 to present -- Vice President, Pacific, Asia, and Africa Operations.

    Elected Corporate Officer -- 1996.

JAY B. JOHNSTON, 53

    1992 -- President, Dainabot Co., Ltd. (an affiliate of the Company) and
           General Manager, Asia Pacific, Abbott Diagnostics Division.

    1992 -- Divisional Vice President, Business Development.

    1992 to 1993 -- Divisional Vice President and General Manager, Diagnostic
                   Assays and Operations.

    1993 to present -- Vice President, Diagnostic Assays and Systems.

    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 48

    1992 -- Divisional Vice President and General Manager, Diagnostic Assays.

    1992 to 1993 -- Divisional Vice President, Diagnostic Products Research and
                   Development.

    1993 to present -- Vice President, Diagnostic Products Research and
                      Development.

    Elected Corporate Officer -- 1993.

JOHN F. LUSSEN**, 55

    1992 to present -- Vice President, Taxes.

    Elected Corporate Officer -- 1985.

EDWARD L. MICHAEL, 39

    1992 to 1994 -- Business Unit Manager.

    1995 to 1996 -- Director, Area Operations and Scientific Development.

    1997 to present -- Vice President, Diagnostic Operations, Europe, Africa,
                      and Middle East.

    Elected Corporate Officer -- 1997.

THEODORE A. OLSON**, 58

    1992 to present -- Vice President and Controller.

    Elected Corporate Officer -- 1988.

ANDRE G. PERNET, 52

    1992 -- Divisional Vice President, Therapeutic Area Ventures, Pharmaceutical
           Products Division.

    1992 to 1994 -- Divisional Vice President, Pharmaceutical Development,
                   Pharmaceutical Products Division.

    1994 to present -- Vice President, Pharmaceutical Products Research and
                      Development.

    Elected Corporate Officer -- 1994.

CARL A. SPALDING, 51

    1992 -- Vice President, International, Johnson & Johnson (manufacturer of health care products serving the consumer, pharmaceutical and professional markets).

    1992 to 1993 -- Divisional Vice President and General Manager, Ross
                   Pediatric Products.

    1993 to present -- Vice President, Ross Pediatric Products.

    Elected Corporate Officer -- 1993.

WILLIAM H. STADTLANDER, 51

    1992 -- Divisional Vice President, Medical Nutritionals.

    1992 to 1993 -- Divisional Vice President and General Manager, Medical
                   Nutritionals.

    1993 to present -- Vice President, Ross Medical Nutritional Products.

    Elected Corporate Officer -- 1993.

MARCIA A. THOMAS **, 49

    1992 to 1995 -- Divisional Vice President and General Manager, Infectious
                   Diseases Diagnostics.

    1995 to 1996 -- Divisional Vice President, Quality Assurance and Regulatory
                   Affairs, Diagnostics Division.

    1996 to present -- Vice President, Quality Assurance and Regulatory Affairs.

    Elected Corporate Officer -- 1996.

H. THOMAS WATKINS, 44

    1992 to 1993 -- Divisional Vice President and Sector General Manager,
                   Diagnostics Division.

    1994 to 1996 -- Divisional Vice President and General Manager, Asia and
                   Pacific Diagnostics.

    1996 to present -- Vice President, Diagnostic Operations, Asia and Pacific.

    Elected Corporate Officer -- 1996.

STEVEN J. WEGER, JR.**, 52

    1992 to 1993 -- Director, Strategic Planning, Diagnostics Division.

    1994 to 1996 -- Divisional Vice President, Strategic Planning and Technology
                   Assessment, Diagnostics Division.

    1996 to present -- Vice President, Corporate Planning and Development.

    Elected Corporate Officer -- 1996.

JOSEF WENDLER, 47

    1992 -- Regional Director, Europe, Diagnostics Division.

    1992 to 1993 -- Divisional Vice President, Pacific, Asia, and Africa.

    1993 to 1995 -- Vice President, Pacific, Asia, and Africa Operations.

    1995 to present -- Vice President, European Operations.

    Elected Corporate Officer 1993.

LANCE B. WYATT**, 52

    1992 to 1995 -- Divisional Vice President, Quality Assurance and Regulatory
                   Affairs.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

PRINCIPAL MARKET

    The principal market for the Company's common shares is the New York Stock Exchange. Shares are also listed on the Chicago and Pacific Stock Exchanges and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Overseas, the Company's shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

                                                                                       MARKET PRICE PER SHARE
                                                                             ------------------------------------------
                                                                                     1996                  1995
                                                                             --------------------  --------------------
                                                                               HIGH        LOW       HIGH        LOW
                                                                             ---------  ---------  ---------  ---------
First Quarter..............................................................     44 3/4     38 1/8     38 3/8     30 5/8
Second Quarter.............................................................     43 7/8     38 5/8     42 3/8     35 5/8
Third Quarter..............................................................     49 3/4     41 3/8     43 7/8     36 1/8
Fourth Quarter.............................................................     57 3/8     48 3/4     44 3/4     38 1/2

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

SHAREHOLDERS

    There were 99,513 shareholders of record of Abbott common shares as of December 31, 1996.

DIVIDENDS

    Quarterly dividends of $.24 per share and $.21 per share were declared on common shares in 1996 and 1995, respectively.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1992 through 1996 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1996, 1995, and 1994 found under the section captioned "Financial Review" of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1996 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants (which contains the related report of Arthur Andersen LLP dated January 15, 1997). Data relating to quarterly results is found in Note 8.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors," and "Information Concerning Nominees for Directors" found in the 1997 Abbott Laboratories Proxy Statement (1997 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

    The material in the 1997 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee, the Performance Graph, and Security Ownership of Officers and Directors are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1996, 1995, and 1994 and the related report of Arthur Andersen LLP dated January 15, 1997, appearing under the portions of the 1996 Annual Report captioned Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1996 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1996 Annual
Report:

SCHEDULES                                                                                         PAGE NO.
----------------------------------------------------------------------------------------------  -------------
Valuation and Qualifying Accounts (Schedule II)                                                          23
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants                                                    24
Individual Financial Statements of the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 21 and 22 of this Form 10-K.

    (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1996:

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    (c) EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 21 AND 22).

    (d) FINANCIAL STATEMENT SCHEDULES FILED (PAGE 23).

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

                                          ABBOTT LABORATORIES

                                          By /s/ DUANE L. BURNHAM
                                             Duane L. Burnham
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Date: February 14, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 14, 1997 in the capacities indicated below.

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

/s/ K. FRANK AUSTEN, M.D.
K. Frank Austen, M.D.
Director of Abbott Laboratories

/s/ H. LAURANCE FULLER
H. Laurance Fuller
Director of Abbott Laboratories

/s/ ALLEN F. JACOBSON
Allen F. Jacobson
Director of Abbott Laboratories

/s/ DAVID A. JONES
David A. Jones
Director of Abbott Laboratories

/s/ DAVID A. L. OWEN
David A. L. Owen
Director of Abbott Laboratories

/s/ BOONE POWELL, JR.
Boone Powell, Jr.
Director of Abbott Laboratories

/s/ A. BARRY RAND
A. Barry Rand
Director of Abbott Laboratories

/s/ W. ANN REYNOLDS
W. Ann Reynolds
Director of Abbott Laboratories

/s/ WILLIAM D. SMITHBURG
William D. Smithburg
Director of Abbott Laboratories

/s/ JOHN R. WALTER
John R. Walter
Director of Abbott Laboratories

/s/ WILLIAM L. WEISS
William L. Weiss
Director of Abbott Laboratories

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1996

  10-K
 EXHIBIT
  TABLE
ITEM NO.
---------
 3.1       * Articles of Incorporation-Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories
             Quarterly Report on Form 10-Q for the Quarter ended March 31, 1994.

 3.2       Corporate ByLaws-Abbott Laboratories.

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

 4.9       * Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories
             Annual Report on Form 10-K.

 4.10      * Actions of Authorized Officers with respect to the Company's $150,000,000 6.8% Notes filed as Exhibit
             4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.

 4.11      * Officers' Certificate and Company Order with respect to the Company's $150,000,000 6.8% Notes filed as
             Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.

 4.12      Resolution of the Company's Board of Directors relating to the 6.4% Notes.

 4.13      Form of $50,000,000 6.4% Note issued pursuant to Indenture.

 4.14      Form of $200,000,000 6.4% Note issued pursuant to Indenture.

 4.15      Actions of Authorized Officers with respect to the Company's 6.4% Notes.

 4.16      Officers' Certificate and Company Order with respect to the Company's 6.4% Notes.

  10-K
 EXHIBIT
  TABLE
ITEM NO.
---------
           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.

10.1       * Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

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

10.7       The 1986 Abbott Laboratories Management Incentive Plan.**

10.8       * Abbott Laboratories Non-Employee Directors' Fee Plan, filed as Exhibit 10.10 to the Abbott
             Laboratories 1993 Annual Report on Form 10-K.**

10.9       * The Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.1 to the Abbott Laboratories
             Quarterly Report for the Quarter ended June 30, 1996 on Form 10-Q.**

11         Calculation of Fully Diluted Earnings Per Share.

12         Computation of Ratio of Earnings to Fixed Charges.

13         The portions of the Abbott Laboratories Annual Report for the year ended December 31, 1996 captioned
             Financial Review, Consolidated Balance Sheet, Consolidated Statement of Earnings, Consolidated
             Statement of Cash Flows, Consolidated Statement of Shareholders' Investment, Notes to Consolidated
             Financial Statements, Report of Independent Public Accountants, and the applicable portions of the section captioned Summary of Financial Data for the years 1992 through 1996.

21         Subsidiaries of Abbott Laboratories.

23         Consent of Independent Public Accountants.

27         Financial Data Schedule.

           The 1997 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 11, 1997.

------------------------

*   Incorporated herein by reference.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    The Company will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-3500.

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                           AMOUNTS
                                                                BALANCE AT  PROVISIONS   CHARGED OFF,
ALLOWANCES FOR DOUBTFUL                                         BEGINNING   CHARGED TO      NET OF     BALANCE AT
ACCOUNTS AND SALES DEDUCTIONS                                    OF YEAR    INCOME (A)    RECOVERIES   END OF YEAR
--------------------------------------------------------------  ----------  -----------  ------------  -----------
1996                                                            $  157,990   $   7,389    $  (11,955)   $ 153,424
                                                                ----------  -----------  ------------  -----------
                                                                ----------  -----------  ------------  -----------
1995                                                            $  128,929   $  32,462    $   (3,401)   $ 157,990
                                                                ----------  -----------  ------------  -----------
                                                                ----------  -----------  ------------  -----------
1994                                                            $  116,925   $  18,123    $   (6,119)   $ 128,929
                                                                ----------  -----------  ------------  -----------
                                                                ----------  -----------  ------------  -----------

------------------------

(a) Represents provisions related to allowances for doubtful accounts and the net change in the allowances for sales deductions.