Form 10-Q
period 1997-03-31
ABBOTT LABORATORIES
filed 1997-05-13
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ________________


Commission File No. 1-2189



                               ABBOTT LABORATORIES

An Illinois Corporation                        I.R.S. Employer Identification
                                                       No. 36-0698440


                              100 Abbott Park Road
                        Abbott Park, Illinois  60064-3500

                           Telephone:  (847) 937-6l00



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X   No ____.

As of April 30, 1997, the Corporation had 773,510,473 common shares without par value outstanding.

                        PART  1  FINANCIAL  INFORMATION

                     ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                  (Dollars in thousands except per share data)



                                                    THREE MONTHS ENDED MARCH 31
                                                    ---------------------------
                                                        1997           1996
                                                     ----------     ----------
Net Sales. . . . . . . . . . . . . . . . . . . .     $2,999,814     $2,672,177
                                                     ----------     ----------
Cost of products sold. . . . . . . . . . . . . .      1,327,331      1,156,217
Research and development . . . . . . . . . . . .        280,074        268,616
Selling, general and administrative. . . . . . .        656,596        572,346
                                                     ----------     ----------
  Total Operating Cost and Expenses. . . . . . .      2,264,001      1,997,179
                                                     ----------     ----------
Operating Earnings . . . . . . . . . . . . . . .        735,813        674,998
                                                     ----------     ----------
Interest expense . . . . . . . . . . . . . . . .         32,754         17,607
Interest income. . . . . . . . . . . . . . . . .        (11,723)       (10,490)
Other (income) expense, net. . . . . . . . . . .        (43,836)       (13,124)
                                                     ----------     ----------
Earnings Before Taxes. . . . . . . . . . . . . .        758,618        681,005

Taxes on Earnings. . . . . . . . . . . . . . . .        223,792        200,896
                                                     ----------     ----------
Net Earnings . . . . . . . . . . . . . . . . . .     $  534,826     $  480,109
                                                     ----------     ----------
                                                     ----------     ----------
Net Earnings Per Common Share. . . . . . . . . .           $.69           $.61
                                                     ----------     ----------
                                                     ----------     ----------
Cash Dividends Declared
  Per Common Share . . . . . . . . . . . . . . .           $.27           $.24
                                                     ----------     ----------
                                                     ----------     ----------



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                                 MARCH 31          DECEMBER 31
                                                                                   1997                1996
                                                                               -----------         -----------
                                                                               (unaudited)
                                                     ASSETS
Current Assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .         $   134,093         $   110,209
   Investment securities. . . . . . . . . . . . . . . . . . . . . . . . .              18,138              12,875
   Trade Receivables, less allowances of $160,700 in 1997
     and $153,424 in 1996 . . . . . . . . . . . . . . . . . . . . . . . .           1,731,197           1,708,807
   Inventories:
     Finished products. . . . . . . . . . . . . . . . . . . . . . . . . .             574,409             627,449
     Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . .             276,849             269,443
     Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             348,457             341,313
                                                                                  -----------         -----------
        Total Inventories . . . . . . . . . . . . . . . . . . . . . . . .           1,199,715           1,238,205

   Prepaid expenses, income taxes, and other receivables. . . . . . . . .           1,544,295           1,410,806
                                                                                  -----------         -----------
        Total Current Assets. . . . . . . . . . . . . . . . . . . . . . .           4,627,438           4,480,902
                                                                                  -----------         -----------
Investment Securities Maturing after One Year . . . . . . . . . . . . . .             644,894             665,553
                                                                                  -----------         -----------
Property and Equipment, at Cost . . . . . . . . . . . . . . . . . . . . .           8,355,593           8,370,283
   Less: accumulated depreciation and amortization. . . . . . . . . . . .           3,932,048           3,908,740
                                                                                  -----------         -----------
        Net Property and Equipment. . . . . . . . . . . . . . . . . . . .           4,423,545           4,461,543
Deferred Charges, Intangible and Other Assets . . . . . . . . . . . . . .           1,504,517           1,517,602
                                                                                  -----------         -----------
                                                                                  $11,200,394         $11,125,600
                                                                                  -----------         -----------
                                                                                  -----------         -----------
                                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Short-term borrowings and current portion of long-term debt. . . . . .         $ 1,201,912         $ 1,383,727
   Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . .             966,853             923,018
   Salaries, income taxes, dividends payable, and other accruals. . . . .           2,208,845           2,036,972
                                                                                  -----------         -----------
        Total Current Liabilities . . . . . . . . . . . . . . . . . . . .           4,377,610           4,343,717
                                                                                  -----------         -----------
Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             931,227             932,898
                                                                                  -----------         -----------
Other Liabilities and Deferrals . . . . . . . . . . . . . . . . . . . . .           1,035,389           1,028,803
                                                                                  -----------         -----------

Shareholders' Investment:
   Preferred shares, $1 par value
     Authorized - 1,000,000 shares, none issued
   Common shares, without par value
     Authorized - 1,200,000,000 shares
     Issued at stated capital amount -
        Shares: 1997: 782,270,664; 1996: 784,037,858. . . . . . . . . . .             741,200             694,380

Earnings employed in the business . . . . . . . . . . . . . . . . . . . .           4,372,548           4,262,804

Cumulative translation adjustments. . . . . . . . . . . . . . . . . . . .            (178,349)            (78,770)
                                                                                  -----------         -----------
                                                                                    4,935,399           4,878,414
Less:
Common shares held in treasury, at cost -
   Shares: 1997: 9,154,632; 1996: 9,588,632 . . . . . . . . . . . . . . .              48,314              50,605
Unearned compensation - restricted stock awards . . . . . . . . . . . . .              30,917               7,627
                                                                                  -----------         -----------
        Total Shareholders' Investment. . . . . . . . . . . . . . . . . .           4,856,168           4,820,182
                                                                                  -----------         -----------
                                                                                  $11,200,394         $11,125,600
                                                                                  -----------         -----------
                                                                                  -----------         -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in thousands)


                                                                        THREE MONTHS ENDED MARCH 31
                                                                       ------------------------------
                                                                          1997                1996
                                                                       ----------          ----------
Cash Flow From (Used in) Operating Activities:

    Net earnings . . . . . . . . . . . . . . . . . . . . . . . .      $  534,826           $ 480,109
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization. . . . . . . . . . . . . . . .         176,076             163,308
    Trade receivables. . . . . . . . . . . . . . . . . . . . . .         (93,688)             (4,861)
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . .           4,445             (48,893)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         162,967              94,503
                                                                      ----------          ----------
         Net Cash From Operating Activities. . . . . . . . . . .         784,626             684,166
                                                                      ----------          ----------
Cash Flow From (Used in) Investing Activities:

    Acquisitions of property, equipment, and businesses. . . . .        (220,069)           (229,823)
    Investment securities transactions . . . . . . . . . . . . .          15,394              14,818
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,857               5,670
                                                                      ----------          ----------
         Net Cash (Used in) Investing Activities . . . . . . . .        (198,818)           (209,335)
                                                                      ----------          ----------
Cash Flow From (Used in) Financing Activities:

    Borrowing transactions . . . . . . . . . . . . . . . . . . .        (175,842)           (374,476)
    Common share transactions. . . . . . . . . . . . . . . . . .        (189,608)           (126,639)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . .        (185,905)           (165,395)
                                                                      ----------          ----------
         Net Cash (Used in) Financing Activities . . . . . . . .        (551,355)           (666,510)
                                                                      ----------          ----------
Effect of exchange rate changes on cash and
    cash equivalents . . . . . . . . . . . . . . . . . . . . . .         (10,569)             (1,596)
                                                                      ----------          ----------
Net Increase (Decrease) in Cash and Cash Equivalents . . . . . .          23,884            (193,275)

Cash and Cash Equivalents, Beginning of Year . . . . . . . . . .         110,209             281,197
                                                                      ----------          ----------
Cash and Cash Equivalents, End of Period . . . . . . . . . . . .      $  134,093          $   87,922
                                                                      ----------          ----------
                                                                      ----------          ----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

                                   (UNAUDITED)



NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 773,983,000 for the three months ended March 31, 1997 and 785,836,000 for the same period in 1996. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" in February 1997. The Company will adopt the Standard beginning with the year ended 1997. The adoption of this standard will not have a material effect on the Company's reported earnings per share.

NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U. S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES  TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Unaudited), Continued


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

The matters above are discussed more fully in Item 1, Business - Environmental Matters, and Item 3, Legal Proceedings, in the Annual Report on Form 10-K, which is available upon request, and in 'Part II, Item 1, Legal Proceedings, in this Form.

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

NOTE 5 - SUBSEQUENT EVENT:

On April 29, 1997, the Company signed a definitive agreement to acquire, for approximately $200 million, certain parenteral products businesses of Sanofi Pharmaceuticals, Inc. Had this acquisition taken place on January 1, 1996, consolidated sales and net income would not have been significantly different from reported amounts.

FINANCIAL REVIEW

RESULTS OF OPERATIONS - FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Worldwide sales for the first quarter increased 12.3 percent to $3.000 billion
from $2.672 billion in 1996.   Net earnings and earnings per share increased
11.4 percent and 13.1 percent, respectively, over the prior year quarter.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 55.8 percent for the first quarter was down from
56.7 percent one year ago. This decrease was primarily due to higher royalties and project expense for new products and the effects of inflation; partially offset by favorable product mix, especially sales of pharmaceuticals, and productivity improvements.

Research and development expenses increased to $280.1 million in the first quarter 1997. This represented 9.3 percent of net sales, compared to
10.1 percent in 1996. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general, and administrative expenses for the first quarter increased
14.7 percent from the prior year as the result of additional selling and marketing to support new product launches in the pharmaceutical and nutritional segment, and due to the acquisition of MediSense in the second quarter of 1996.

Other (income) expense, net, includes net foreign exchange gains of $10.9 million in the 1997 first quarter, compared with net foreign exchange losses of $9.3 million in the same quarter last year.

FINANCIAL REVIEW
(Continued)

INDUSTRY SEGMENTS

Industry segment sales for the first quarter 1997 and the related change from the comparable 1996 period are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the first quarter primarily reflect unit growth. International sales were unfavorably affected 5.5 percent by the relatively stronger U. S. dollar in the first quarter.

                                                              First Quarter
-------------------------------------------------------------------------------
SEGMENT SALES                                               1997    Percent
(in  millions of dollars)                                   Sales   Increase
-------------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                                                  $1,199.4       15.3
-------------------------------------------------------------------------------
International                                                626.9       12.1
-------------------------------------------------------------------------------
                                                           1,826.3       14.2

Hospital and Laboratory Products:
Domestic                                                     651.8       13.3
-------------------------------------------------------------------------------
International                                                521.7        4.9
-------------------------------------------------------------------------------
                                                           1,173.5        9.4

Total All Segments:
Domestic                                                   1,851.2       14.6
-------------------------------------------------------------------------------
International                                              1,148.6        8.7
-------------------------------------------------------------------------------
                                                          $2,999.8       12.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1997
COMPARED WITH DECEMBER 31, 1996

Net cash from operating activities for the first quarter 1997 totaled
$785 million. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at March 31, 1997. These lines of credit support domestic commercial paper borrowing arrangements.

During the first quarter 1997, the Company continued its program to purchase its common shares. The Company purchased and retired 3,995,000 shares during this period at a cost of $228 million. As of March 31, 1997, an additional 11,670,000 shares may be purchased in future periods under authorization granted by the Board of Directors in October 1996.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

          The Company's 10-K for the fiscal year ended December 31, 1996, described 6 antitrust suits and 5 investigations that had been brought in connection with the Company's marketing and sale of infant formula products. In its 10-Q for the quarter ended March 31, 1996, the Company reported that it had entered into a settlement agreement with plaintiffs involving 4 of these cases and that the settlement was subject to approval by the individual state courts. On April 29, 1997, the Michigan Court gave final approval to the settlement. Courts have not yet given their final approval for the cases pending in Alabama and Nevada. The Louisiana court denied final approval. The case in Louisiana will proceed. One infant formula antitrust case is also pending in U.S. District Court in Massachusetts. It purports to be a statewide consumer class action. An agreement has been reached to resolve this case for $1.5 million. This agreement is subject to court approval. On June 19, 1995, a jury in U.S. District Court in Los Angeles, California found in favor of the Company and the American Academy of Pediatrics in the infant formula antitrust case brought by Nestle Food Company. The Ninth Circuit Court of Appeals affirmed the jury's verdict on January 9, 1997, and the verdict was entered by the U.S. District Court on March 21, 1997. On April 10, 1997, a case was filed in state court in St. Louis, Missouri. It also purports to be a statewide consumer class action. The case seeks treble damages, civil penalties, injunctive and other relief. As of April 29, 1997, 5 antitrust suits and 5 investigations are pending in connection with the Company's sale and marketing of infant formula products.

          The Company's 10-K for the fiscal year ended December 31, 1996, described 142 antitrust suits and two investigations (as of January 31, 1997) in connection with the Company's pricing of prescription pharmaceuticals. Plaintiffs have filed two additional cases. One of the cases was filed on January 8, 1997, in federal court. The Company was notified of its filing in March of 1997. The other was filed on February 24, 1997, in state court in Davidson County, Tennessee. In addition, the cases pending in Dade County, Florida and Johnson County, Kansas were removed to the U.S. District Court for the Northern District of Illinois. As of March 31, 1997, 121 prescription pharmaceutical pricing antitrust cases were pending in federal court, 22 were pending in state courts, and 1 was pending in a District of Columbia court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. One of the cases pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. The cases pending in California and the District of Columbia have also been certified as class actions. A number of appeals to the Seventh Circuit Court of Appeals have been filed arising out of the MDL 997 litigation. All litigation in the U.S. District Court for the Northern District of Illinois is stayed pending the resolution of the appeals.

          While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------   ---------------------------------------------------

          The Company held its Annual Meeting of Shareholders on April 25, 1997. The following is a summary of the matters voted on at that meeting.

          (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for, and the number of shares withheld, with respect to each of these persons were as follows:

Name                          Votes For              Votes Withheld
----                          ---------              --------------

K. Frank Austen, M.D.         667,021,293               3,242,420
Duane L. Burnham              666,168,478               4,095,235
H. Laurance Fuller            667,354,566               2,909,147
Thomas R. Hodgson             667,286,907               2,976,806
David A. Jones                665,603,563               4,660,150
The Lord Owen CH              667,082,744               3,180,969
Boone Powell, Jr.             664,477,110               5,786,603
Addison Barry Rand            667,219,169               3,044,544
W. Ann Reynolds, Ph.D.        665,797,212               4,466,501
William D. Smithburg          666,769,205               3,494,508
John R. Walter                666,366,531               3,897,182
William L. Weiss              666,578,000               3,685,713

     (b) The Shareholders ratified the Appointment of Arthur Andersen LLP as auditors of the Company.

     FOR  666,880,250    AGAINST   1,665,296      ABSTAIN   1,718,167


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

          (a)  Exhibits

                3. By-Laws of Abbott Laboratories as amended and effective April 25, 1997.

               11. Statement re: computation of per share earnings - attached hereto.

               12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

               27.  Financial Data Schedule - attached hereto.

          (b)  Reports on Form 8-K

               None

                                    SIGNATURE
                                    ---------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ABBOTT LABORATORIES




Date:  May 12, 1997                /s/ Theodore A. Olson
                                   ---------------------------------
                                   Theodore A. Olson, Vice President
                                   and Controller (Principal
                                   Accounting Officer)