Form 10-Q
period 1997-06-30
ABBOTT LABORATORIES
filed 1997-08-12
CIK 1800

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.  20549



(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                          OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934


For the transition period from ________________ to _________________


Commission File No. 1-2189


                                 ABBOTT LABORATORIES

An Illinois Corporation                I.R.S. Employer Identification
                                              No. 36-0698440


                                 100 Abbott Park Road
                          Abbott Park, Illinois  60064-3500

                              Telephone:  (847) 937-6l00



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes  X.    No ____.

As of July 31, 1997, the Corporation had 769,446,683 common shares without par value outstanding.

                             PART I FINANCIAL INFORMATION

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                     (UNAUDITED)

                     (Dollars in thousands except per share data)

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30                    JUNE 30
                                        -----------------------     ------------------------
                                           1997         1996           1997          1996
                                        ----------   ----------     ----------   ------------

Net Sales............................. $2,900,408    $2,699,240     $5,900,222    $5,371,417
                                       ----------    ----------     ----------    -----------
Cost of products sold.................  1,217,043     1,143,947      2,544,374     2,300,164
Research and development..............    320,148       304,846        600,222       573,462
Selling, general and administrative...    651,005       598,866      1,307,601     1,171,212
                                        ----------   ----------     ----------   ------------
 Total Operating Cost and Expenses...   2,188,196     2,047,659      4,452,197     4,044,838
                                        ----------   ----------     ----------   ------------
Operating Earnings....................    712,212       651,581      1,448,025     1,326,579
                                        ----------   ----------     ----------   ------------
Interest expense......................     31,388        22,228         64,142        39,835
Interest income.......................    (11,668)      (10,186)       (23,391)      (20,676)
Other (income) expense, net...........    (47,266)      (27,728)       (91,102)      (40,852)
                                        ----------   ----------     ----------   ------------
Earnings Before Taxes.................    739,758       667,267      1,498,376     1,348,272

Taxes on Earnings.....................    218,229       196,844        442,021       397,740
                                        ----------   ----------     ----------   ------------
Net Earnings..........................  $ 521,529     $ 470,423     $1,056,355    $  950,532
                                        ----------   ----------     ----------   ------------
                                        ----------   ----------     ----------   ------------

Net Earnings Per Common Share.........       $.68          $.60          $1.37         $1.21
                                        ----------   ----------     ----------   ------------
                                        ----------   ----------     ----------   ------------

Cash Dividends Declared
 Per Common Share....................        $.27          $.24           $.54          $.48
                                        ----------   ----------     ----------   ------------
                                        ----------   ----------     ----------   ------------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


                         ABBOTT LABORATORIES AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET

                                (Dollars in Thousands)

                                                                   JUNE 30         DECEMBER 31
                                                                     1997             1996
                                                                 -----------      ------------
                                                                 (unaudited)
                                        ASSETS
Current Assets:
  Cash and cash equivalents...................................     $ 126,521        $  110,209
  Investment securities.......................................        18,669            12,875
  Trade Receivables, less allowances of $163,245 in 1997
   and $153,424 in 1996.......................................     1,728,669         1,708,807
  Inventories:
   Finished products..........................................       622,712           627,449
   Work in process............................................       282,346           269,443
   Materials..................................................       358,928           341,313
                                                                 -----------       -----------
    Total Inventories.........................................     1,263,986         1,238,205

  Prepaid expenses, income taxes, and other receivables            1,450,087         1,410,806
                                                                 -----------       -----------
    Total Current Assets......................................     4,587,932         4,480,902
                                                                 -----------       -----------
Investment Securities Maturing after One Year.................       640,454           665,553
                                                                 -----------       -----------
Property and Equipment, at Cost...............................     8,568,669         8,370,283
  Less: accumulated depreciation and amortization.............     4,067,168         3,908,740
                                                                 -----------       -----------
    Net Property and Equipment................................     4,501,501         4,461,543
Deferred Charges, Intangible and Other Assets                      1,703,639         1,517,602
                                                                 -----------       -----------
                                                                 $11,433,526       $11,125,600
                                                                 -----------       -----------
                                                                 -----------       -----------

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Short-term borrowings and current portion of long-term debt    $ 1,462,764       $ 1,383,727
  Trade accounts payable.......................................      911,436           923,018
  Salaries, income taxes, dividends payable, and other accruals    2,139,558         2,036,972
                                                                 -----------       -----------
    Total Current Liabilities..................................    4,513,758         4,343,717
                                                                 -----------       -----------
Long-Term Debt.................................................      931,055           932,898
                                                                 -----------       -----------
Other Liabilities and Deferrals................................    1,051,543         1,028,803
                                                                 -----------       -----------
Shareholders' Investment:
  Preferred shares, $1 par value
   Authorized - 1,000,000 shares, none issued .................           -                  -
  Common shares, without par value
   Authorized - 1,200,000,000 shares
   Issued at stated capital amount -
    Shares: 1997: 779,555,941; 1996: 784,037,858...............     783,063            694,380

Earnings employed in the business..............................   4,418,199          4,262,804
Cumulative translation adjustments.............................    (186,866)           (78,770)
                                                                -----------        -----------
                                                                  5,014,396          4,878,414
Less:
Common shares held in treasury, at cost -
    Shares: 1997: 9,150,902; 1996: 9,588,632...................      48,295             50,605
Unearned compensation - restricted stock awards................      28,931              7,627
                                                                -----------        -----------
      Total Shareholders' Investment...........................   4,937,170          4,820,182
                                                                -----------        -----------
                                                                $11,433,526        $11,125,600
                                                                -----------       ------------
                                                                -----------       ------------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                     (UNAUDITED)

                                (Dollars in thousands)

                                                               SIX MONTHS ENDED JUNE 30
                                                             ------------------------------
                                                                  1997              1996
                                                              ----------          ---------
Cash Flow From (Used in) Operating Activities:

 Net earnings............................................     $1,056,355          $ 950,532
 Adjustments to reconcile net earnings to
  net cash from operating activities -
 Depreciation and amortization...........................        348,436            319,262
 Trade receivables.......................................        (95,310)           (88,477)
 Inventories.............................................        (43,568)           (83,521)
 Other, net..............................................         97,993             81,214
                                                             -----------        -----------
   Net Cash From Operating Activities....................      1,363,906          1,179,010
                                                             -----------        -----------
Cash Flow From (Used in) Investing Activities:

 Acquisition of Sanofi's parenteral products
  businesses in 1997, and MediSense in 1996,
  net of cash acquired...................................        (200,394)         (806,738)
 Acquisitions of property and equipment .................        (436,325)         (460,908)
 Investment securities transactions......................          19,380           (50,757)
 Other...................................................          11,363            13,787
                                                              -----------       -----------
   Net Cash (Used in) Investing Activities...............        (605,976)       (1,304,616)
                                                              -----------       -----------
Cash Flow From (Used in) Financing Activities:

 Borrowing transactions..................................          84,886           620,517
 Common share transactions...............................        (421,409)         (305,876)
 Dividends paid..........................................        (394,671)         (353,899)
                                                              -----------       -----------
   Net Cash (Used in) Financing Activities...............        (731,194)          (39,258)
                                                              -----------       -----------
Effect of exchange rate changes on cash and
 cash equivalents........................................         (10,424)           (4,851)
                                                              -----------       -----------
Net Increase/(Decrease) in Cash and Cash Equivalents.....          16,312          (169,715)

Cash and Cash Equivalents, Beginning of Year.............         110,209           281,197
                                                              -----------       -----------
Cash and Cash Equivalents, End of Period.................      $  126,521        $  111,482
                                                              -----------       -----------
                                                              -----------       -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.
                                          4

                            ABBOTT LABORATORIES AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      JUNE 30, 1997

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

NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 773,105,000 for the six months ended June 30, 1997 and 784,547,000 for the same period in 1996. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" in February 1997. The Company will adopt the Standard beginning with the year ended 1997. The adoption of this standard will not have a material effect on the Company's reported earnings per share.

NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(Unaudited), Continued



NOTE 4 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. In addition, the Company has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under Federal remediation laws and is voluntarily investigating potential contamination at a number of Company-owned locations.

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

NOTE 5 - ACQUISITIONS:

On April 29, 1997, the Company acquired certain parenteral products businesses of Sanofi Pharmaceuticals, Inc., for approximately $200 million. A substantial portion of the purchase price was allocated to intangible assets, including goodwill, which will be amortized on a straight-line basis over 15 years. Had this acquisition taken place on January 1, 1996, consolidated sales and net income would not have been significantly different from reported amounts.

In May 1996, the Company acquired all of the outstanding shares of MediSense, Inc., a manufacturer of blood glucose self-testing products, for approximately $867 million in cash. A substantial portion of the purchase price was allocated to intangible assets which are being amortized over 25 to 40 years.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1997 COMPARED WITH SAME PERIODS IN 1996

Worldwide sales for the second quarter and first six months increased 7.5 percent and 9.8 percent, respectively, over the comparable 1996 periods. Net earnings increased 10.9 percent and 11.1 percent, respectively, in the second quarter and first six months 1997. Earnings per share increased 13.3 percent and 13.2 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 58.0 percent for the 1997 second quarter, compared to 57.6 percent for the 1996 second quarter. This increase is due primarily to productivity and cost improvements. First half gross margin was 56.9 percent, compared to 57.2 percent a year earlier. Higher royalties, project expense, and the effect of the relatively stronger U. S. dollar had a negative effect on gross profit margins for both periods.

Research and development expenses were $320.1 million and $600.2 million for the second quarter and first six months 1997, respectively. Research and development represented 11.0 percent and 10.2 percent of net sales, compared to 11.3 percent and 10.7 percent in 1996. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter and first six months 1997 increased 8.7 percent and 11.6 percent, respectively, over the comparable prior year periods. The increases reflect additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products, and due to the acquisition of MediSense in the second quarter of 1996.

Other (income) expense, net, includes a net foreign exchange loss of $4.0 million for the second quarter and gain of $6.8 million for the first six months 1997 compared with net foreign exchange losses of $3.8 million and $13.2 million for the corresponding prior year periods.

FINANCIAL REVIEW
(Continued)


INDUSTRY SEGMENTS

Industry segment sales for the second quarter and first six months 1997 and the related change from the comparable 1996 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the second quarter and first six months 1997 primarily reflect unit growth. International sales were unfavorably affected 7.2 percent by the relatively stronger dollar in the second quarter. On a year-to-date basis, international sales were unfavorably affected 6.4 percent by the relatively stronger U.S. dollar.

                                                 Second Quarter           Six Months
----------------------------------------------------------------------------------------
SEGMENT SALES                                   1997      Percent     1997      Percent
(in millions of dollars)                        Sales     Change      Sales     Change
---------------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                                     $1,088.7       9.4      $2,288.2      12.4
---------------------------------------------------------------------------------------
International                                   586.8       9.5       1,213.6      10.8
---------------------------------------------------------------------------------------
                                              1,675.5       9.4       3,501.8      11.9

Hospital and Laboratory Products:
Domestic                                        680.8       9.8       1,332.5      11.5
---------------------------------------------------------------------------------------
International                                   544.1      (0.7)      1,065.9       1.9
---------------------------------------------------------------------------------------
                                              1,224.9       4.9       2,398.4       7.0

Total All Segments:
Domestic                                      1,769.5       9.5       3,620.7      12.1
---------------------------------------------------------------------------------------
International                                 1,130.9       4.3       2,279.5       6.5
---------------------------------------------------------------------------------------
                                             $2,900.4       7.5      $5,900.2       9.8
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

                                        8

FINANCIAL REVIEW
(continued)


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1997
COMPARED WITH DECEMBER 31, 1996
-------------------------------------------------

Net cash from operating activities for the first six months 1997 totaled $1.364 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The company funded the acquisition of Sanofi through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at June 30, 1997. These lines of credit back up domestic commercial paper borrowing arrangements.

During the first six months 1997, the Company continued its program to purchase its common shares. The Company purchased and retired 8,027,000 shares during this period at a cost of $489 million. As of June 30, 1997, an additional 7,638,000 shares may be purchased in future periods under authorization granted by the Board of Directors in October 1996.

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

PART II.    OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         The Company's 10-Q for the fiscal quarter ended March 31, 1997, described 5 antitrust suits and 5 investigations (as of April 29, 1997) that had been brought in connection with the Company's marketing and sale of infant formula products. The Company has previously reported that it has entered into a settlement agreement with plaintiffs involving the 3 cases pending in Alabama, Louisiana and Nevada and that the settlement was subject to approval by the individual state courts. On May 30, 1997, the Nevada Court gave its final approval. The Alabama court has not yet given its final approval. The Louisiana court has denied final approval and that case will proceed. An infant formula case is also pending in state court in St. Louis, Missouri. It purports to be a statewide consumer class action. The case seeks treble damages, civil penalties, injunctive and other relief. Another infant formula antitrust case is pending in U.S. District Court in Massachusetts. It also purports to be a statewide consumer class action. An agreement has been reached to resolve this case for $1.5 million. This agreement is subject to court approval. As of June 30, 1997, 4 antitrust suits and 5 investigations are pending in connection with the Company's sale and marketing of infant formula products.

         The Company's 10-Q for the fiscal quarter ended March 31, 1997, described 144 antitrust suits and two investigations (as of March 31, 1997) in connection with the Company's pricing of prescription pharmaceuticals.
Two additional cases have been filed. One case was filed on March 14, 1997, in state court in Prentiss County, Mississippi. The Company was notified of its filing in June, 1997. The other was filed on June 27, 1997, in state court in Mecklenburg County, North Carolina. In addition, the case pending in Davidson County, Tennessee was removed to the U.S. District Court. As of July 28, 1997, 122 prescription pharmaceutical pricing antitrust cases were pending in federal court, 23 were pending in various state courts, and 1 was pending in a District of Columbia court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. One of the cases pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. The cases pending in California and the District of Columbia have also been certified as class actions. A number of appeals to the Seventh Circuit Court of Appeals have been filed arising out of the MDL 997 litigation. All litigation in the U.S. District Court for the Northern District of Illinois is stayed pending the resolution of these appeals.

         While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Abbott Laboratories 1986 Management Incentive Plan amended April 25, 1997 - attached hereto.

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

                                             ABBOTT LABORATORIES



Date: August 12, 1997                    /s/ Theodore A. Olson
                                            ----------------------------------
                                             Theodore A. Olson, Vice President
                                             and Controller (Principal
                                             Accounting Officer)