Form 10-Q
period 1997-09-30
ABBOTT LABORATORIES
filed 1997-11-13
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                                      OR

For the quarterly period ended September 30, 1997

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________  to  _________________

Commission File No. 1-2189


                               ABBOTT LABORATORIES

An Illinois Corporation                          I.R.S. Employer Identification
                                                         No. 36-0698440


                              100 Abbott Park Road
                        Abbott Park, Illinois  60064-3500

                            Telephone: (847) 937-6100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---.     ---.

As of October 31, 1997, the Corporation had 764,882,531 common shares without par value standing.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company's 10-Q for the fiscal quarter ended June 30, 1997, described 4 antitrust suits and 5 investigations that had been brought in connection with the Company's marketing and sale of infant formula products. The Company has previously reported that it has entered into a settlement agreement with plaintiffs involving the cases pending in Alabama and Louisiana and that the settlement was subject to approval by the individual state courts. The Alabama court gave its final approval on October 6, 1997. The Louisiana court has denied final approval and that case will proceed. An infant formula case is also pending in state court in St. Louis, Missouri.
It purports to be a statewide consumer class action. The case seeks treble damages, civil penalties, injunctive and other relief. Another infant formula antitrust case is pending in U.S. District Court in Massachusetts.
It also purports to be a statewide consumer class action. An agreement has been reached to resolve this case for $1.5 million. The court is considering final approval of the settlement. As of October 6, 1997, 3 antitrust suits and 5 investigations are pending in connection with the Company's sale and marketing of infant formula products.

          The Company's 10-Q for the fiscal quarter ended June 30, 1997, described 146 antitrust suits and two investigations (as of July 28, 1997) in connection with the Company's pricing of prescription pharmaceuticals. As of October 23, 1997, 122 prescription pharmaceutical pricing antitrust cases were pending in federal court, 23 were pending in various state courts, and 1 was pending in a District of Columbia court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict
Litigation Rules as IN RE: BRAND NAME PRESCRIPTION DRUG ANTITRUST LITIGATION, MDL 997. One of the cases pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. The cases pending in California and the District of Columbia have also been certified as class actions. State courts in Maine, Michigan and Minnesota have refused to certify those cases as consumer class actions. The plaintiffs in Maine and Michigan have appealed those decisions. The plantiffs in Minnesota sought appellate review of the class certification decision and such review was denied. The Company has previously reported that a number of appeals to the Seventh Circuit Court of Appeals had been filed arising out of the MDL 997 litigation. These appeals were decided by the Court of Appeals on August 15, 1997. The Court of Appeals reversed the trial court's dismissals of defendants Du Pont Merck and the wholesalers. The manufacturers' appeal of the trial court's decision not to dismiss the damage claims for indirect purchases was granted. As a result of this ruling and the decision regarding the wholesalers, the plaintiffs must prove at trial that the wholesalers were members of the alleged conspiracy before the plaintiffs can recover damages for indirect purchases. The Court of Appeals also ruled that the HUGGINS case, orginally filed in Alabama state court, but removed to federal court and consolidated into the multidistrict litigation, should be returned to Alabama state court. The stay of the litigation, pending appeal, has now been eliminated.

          On October 24, 1997, after having been notified that TorPharm, a division of Apotex, Inc. ("TorPharm") had applied to the Federal Food and Drug Administration (the "FDA") for approval for a generic version of divalproex sodium, a drug that the Company sells under the trade name DEPAKOTE-Registered Trademark-, the Company sued TorPharm in the United States District Court for the Northern District of Illinois alleging patent infringement. TorPharm contends that its product does not infringe the Company's patents and that one of the patents is invalid. The Company is involved in one other proceeding involving the Company's patents for divalproex sodium. On August 28, 1992, after having been notfied that Alra Laboratories, Inc. ("Alra") had applied to the FDA for approval for a generic version of divalproex sodium, the Company sued Alra in the United States District Court for the Northern District of Illinois alleging patent infringement. Alra filed counterclaims alleging that the Company fraudulently delayed Alra's entry into the market for divalproex sodium and seeking millions of dollars in damages. Alra contended that its product did not infringe the Company's patents and that, in any event, those patents were invalid. Alra filed motions for summary judgement on the issues of infringement and validity. The Company filed a motion for summary judgment on the issue of infringement. On October 20, 1997, the court granted the Company's motion for summary judgment and found that Alra's product infringes the Company's patents. The court denied Alra's motions for summary judgment on the issues of infringement and patent invalidity.

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

                                             ABBOTT LABORATORIES


                                              /s/ Theodore A. Olson
     Date: November 12 , 1997                --------------------------------
                                             Theodore A. Olson, Vice President
                                             and Controller (Principal
                                             Accounting Officer)

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

                 CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                   (UNAUDITED)


                                                      ABBOTT LABORATORIES AND SUBSIDIARIES

                                                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                                                   (UNAUDITED)

                                                   (Dollars in thousands except per share data)

                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                 SEPTEMBER 30                  SEPTEMBER 30
                                                                           -------------------------     -------------------------
                                                                               1997           1996          1997           1996
                                                                           ---------      ----------     ----------     ----------
Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,865,184     $2,646,194     $8,765,406     $8,017,611
                                                                           ----------     ----------     ----------     ----------

Cost of products sold. . . . . . . . . . . . . . . . . . . . . .            1,241,842      1,177,247      3,786,216      3,477,411
Research and development . . . . . . . . . . . . . . . . . . . .              326,797        278,970        927,019        852,432
Selling, general and administrative. . . . . . . . . . . . . . .              675,062        615,269      1,982,663      1,786,481
                                                                           ----------     ----------     ----------     ----------
  Total Operating Cost and Expenses. . . . . . . . . . . . . . .            2,243,701      2,071,486      6,695,898      6,116,324
                                                                           ----------     ----------     ----------     ----------

Operating Earnings . . . . . . . . . . . . . . . . . . . . . . .              621,483        574,708      2,069,508      1,901,287
                                                                           ----------     ----------     ----------     ----------

Interest expense. . . . . . . . . . .  . . . . . . . . . . . . .               33,470         28,195         97,612         68,030
Interest income . . . . . . . . . . .  . . . . . . . . . . . . .              (12,146)       (10,930)       (35,537)       (31,606)
Other (income) expense, net. . . . . . . . . . . . . . . . . . .              (53,301)       (39,560)      (144,403)       (80,412)
                                                                           ----------     ----------     ----------     ----------

Earnings Before Taxes. . . . . . . . . . . . . . . . . . . . . .              653,460        597,003      2,151,836      1,945,275

Taxes on Earnings. . . . . . . . . . . . . . . . . . . . . . . .              182,011        176,116        624,032        573,856
                                                                           ----------     ----------     ----------     ----------

Net Earnings . . . . . . . . . . . . . . . . . . . . . . . . . .           $  471,449     $  420,887     $1,527,804     $1,371,419
                                                                           ----------     ----------     ----------     ----------
                                                                           ----------     ----------     ----------     ----------


Net Earnings Per Common Share. . . . . . . . . . . . . . . . . .                 $.61           $.54          $1.98          $1.75
                                                                           ----------     ----------     ----------     ----------
                                                                           ----------     ----------     ----------     ----------

Cash Dividends Declared
  Per Common Share . . . . . . . . . . . . . . . . . . . . . . .                 $.27           $.24           $.81           $.72
                                                                           ----------     ----------     ----------     ----------
                                                                           ----------     ----------     ----------     ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.


                                                 ABBOTT LABORATORIES AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                          (Dollars in Thousands)

                                                                                                        SEPTEMBER 30   DECEMBER 31
                                                                                                            1997           1996
                                                                                                        ------------   -----------
                                                                                                        (unaudited)
                                                                 ASSETS

Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   129,404    $   110,209
     Investment securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               36,180         12,875
     Trade Receivables, less allowances of $166,768 in 1997
        and $153,424 in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,700,113      1,708,807
     Inventories:
        Finished products. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              610,444        627,449
        Work in process. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              288,986        269,443
        Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              352,991        341,313
                                                                                                        -----------    -----------

             Total Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,252,421      1,238,205

     Prepaid expenses, income taxes, and other receivables . . . . . . . . . . . . . . . . . .            1,534,975      1,410,806
                                                                                                        -----------    -----------

             Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,653,093      4,480,902
                                                                                                        -----------    -----------

Investment Securities Maturing after One Year. . . . . . . . . . . . . . . . . . . . . . . . .              616,802        665,553
                                                                                                        -----------    -----------

Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,656,445      8,370,283
     Less: accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . . . .            4,153,953      3,908,740
                                                                                                        -----------    -----------

             Net Property and Equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,502,492      4,461,543
Deferred Charges, Intangible and Other Assets. . . . . . . . . . . . . . . . . . . . . . . . .            1,803,610      1,517,602
                                                                                                        -----------    -----------
                                                                                                        $11,575,997    $11,125,600
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

                                                  LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term borrowings and current portion of long-term debt . . . . . . . . . . . . . . .          $ 1,637,794    $ 1,383,727
     Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              819,885        923,018
     Salaries, income taxes, dividends payable, and other accruals . . . . . . . . . . . . .              2,263,473      2,036,972
                                                                                                        -----------    -----------

          Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,721,152      4,343,717
                                                                                                        -----------    -----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              939,485        932,898
                                                                                                        -----------    -----------

Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,073,068      1,028,803
                                                                                                        -----------    -----------

Shareholders' Investment:
     Preferred shares, $1 par value
       Authorized - 1,000,000 shares, none issued. . . . . . . . . . . . . . . . . . . . . . .                    -              -
     Common shares, without par value
       Authorized - 1,200,000,000 shares
       Issued at stated capital amount -
          Shares: 1997: 775,061,356; 1996: 784,037,858 . . . . . . . . . . . . . . . . . . . .              802,682        694,380

Earnings employed in the business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,365,629      4,262,804

Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (250,212)       (78,770)
                                                                                                        -----------    -----------
                                                                                                          4,918,099      4,878,414
Less:
Common shares held in treasury, at cost -
     Shares: 1997: 9,140,902; 1996: 9,588,632. . . . . . . . . . . . . . . . . . . . . . . . .               48,242         50,605
Unearned compensation - restricted stock awards. . . . . . . . . . . . . . . . . . . . . . . .               27,565          7,627
                                                                                                        -----------    -----------

             Total Shareholders' Investment. . . . . . . . . . . . . . . . . . . . . . . . . .            4,842,292      4,820,182
                                                                                                        -----------    -----------
                                                                                                        $11,575,997    $11,125,600
                                                                                                        -----------    -----------
                                                                                                        -----------    -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                                                         ABBOTT LABORATORIES AND SUBSIDIARIES


                                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      (UNAUDITED)

                                                                 (Dollars in thousands)

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                                            1997          1996
                                                                                                         ----------     ----------
Cash Flow From (Used in) Operating Activities:

    Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,527,804     $1,371,419
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              547,044        508,059
    Trade receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (120,783)        18,495
    Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (64,723)      (105,848)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              120,869         19,419
                                                                                                         ----------     ----------

         Net Cash From Operating Activities. . . . . . . . . . . . . . . . . . . . . . . . . .            2,010,211      1,811,544
                                                                                                         ----------     ----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . .             (732,388)      (681,573)
    Acquisition of Sanofi's parenteral products
       businesses in 1997, and Medisense in 1996,
       net of cash acquired. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (201,030)      (815,290)
    Investment securities transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . .               25,515        (85,186)
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (14,088)        19,118
                                                                                                         ----------     ----------

         Net Cash (Used in) Investing Activities . . . . . . . . . . . . . . . . . . . . . . .             (921,991)    (1,562,931)
                                                                                                         ----------     ----------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              274,128       649,052
    Common share transactions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (732,687)      (493,058)
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (602,723)      (541,439)
                                                                                                         ----------     ----------

         Net Cash (Used in) Financing Activities . . . . . . . . . . . . . . . . . . . . . . .           (1,061,282)      (385,445)
                                                                                                         ----------     ----------

Effect of exchange rate changes on cash and
    cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (7,743)        (4,469)
                                                                                                         ----------     ----------

Net Increase (Decrease) in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . .               19,195       (141,301)

Cash and Cash Equivalents, Beginning of Year . . . . . . . . . . . . . . . . . . . . . . . . .              110,209        281,197
                                                                                                         ----------     ----------

Cash and Cash Equivalents, End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  129,404     $  139,896
                                                                                                         ----------     ----------
                                                                                                         ----------     ----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 1997


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

NOTE 2 - EARNINGS PER COMMON SHARE:

Earnings per common share amounts are computed by using the weighted average number of common shares outstanding. These shares averaged 771,467,000 for the nine months ended September 30, 1997 and 782,915,000 for the same period in 1996. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" in February 1997. The Company will adopt the Standard beginning with the year ended 1997. The adoption of this standard will not have a material effect on the Company's reported earnings per share.

NOTE 3 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands. During the third quarter, the effective income tax rate was reduced from 29.5% to 29%, primarily as a result of provisions of The Taxpayer Relief Act of 1997.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997
(Unaudited), Continued

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

NOTE 5 - ACQUISITIONS:

On April 29, 1997, the Company acquired certain parenteral products businesses of Sanofi Pharmaceuticals, Inc., for approximately $200 million in cash. A substantial portion of the purchase price was allocated to intangible assets, including goodwill, which will be amortized on a straight-line basis over 15 years. Had this acquisition taken place on January 1, 1996, consolidated sales and net income would not have been significantly different from reported amounts.

In May 1996, the Company acquired all of the outstanding shares of MediSense, Inc., a manufacturer of blood glucose self-testing products, for approximately $867 million in cash. A substantial portion of the purchase price was allocated to intangible assets which are being amortized over 25 to 40 years.

FINANCIAL REVIEW

RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS 1997 COMPARED WITH SAME PERIODS IN 1996

Worldwide sales for the third quarter and first nine months increased
8.3 percent and 9.3 percent, respectively, over the comparable 1996 periods.
Net earnings increased 12.0 percent and 11.4 percent, respectively, in the third quarter and first nine months 1997. Earnings per share increased 13.0 percent and 13.1 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 56.7 percent for the 1997 third quarter, compared to
55.5 percent for the 1996 third quarter. This increase is due primarily to productivity and cost improvements. First nine months gross margin was
56.8 percent, compared to 56.6 percent a year earlier. Higher royalties, project expense, and the effect of the relatively stronger U. S. dollar had a negative effect on gross profit margins for both periods.

Research and development expenses were $326.8 million and $927.0 million for the third quarter and first nine months 1997, respectively. Research and development represented 11.4 percent and 10.6 percent of net sales in the third quarter and first nine months 1997, compared to 10.5 percent and 10.6 percent for the same periods in 1996. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the third quarter and first nine months 1997 increased 9.7 percent and 11.0 percent, respectively, over the comparable prior year periods, net of the favorable effect of the relatively stronger U. S. dollar of 3.4% and 3.0%, respectively. The net increases reflect additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products, and for the nine months 1997, due to the acquisition of MediSense in the second quarter of 1996.

Other (income) expense, net, includes net foreign exchange gains of $4.3 million and $11.2 million for the third quarter and first nine months 1997, respectively, compared with net foreign exchange losses of $4.5 million and $17.7 million for the corresponding prior year periods.

FINANCIAL REVIEW
(Continued)

INDUSTRY SEGMENTS

Industry segment sales for the third quarter and first nine months 1997 and the related change from the comparable 1996 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the third quarter and first nine months 1997 primarily reflect unit growth. International sales were unfavorably affected 7.9 percent by the relatively stronger U.S. dollar in the third quarter. On a year-to-date basis, international sales were unfavorably affected 6.9 percent by the relatively stronger U.S. dollar.

                                          Third Quarter           Nine Months
-------------------------------------------------------------------------------
SEGMENT SALES                            1997    Percent         1997   Percent
(in millions of dollars)                Sales    Change         Sales   Change
-------------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                             $1,075.9       12.5     $3,364.1      12.4
-------------------------------------------------------------------------------
International                           550.2       10.2      1,763.8      10.6
-------------------------------------------------------------------------------
                                      1,626.1       11.7      5,127.9      11.8

Hospital and Laboratory Products:
Domestic                                706.3        9.0      2,038.8      10.6
-------------------------------------------------------------------------------
International                           532.8       (1.7)     1,598.7       0.7
-------------------------------------------------------------------------------
                                      1,239.1        4.1      3,637.5       6.0

Total All Segments:
Domestic                              1,782.2       11.1      5,402.9      11.7
-------------------------------------------------------------------------------
International                         1,083.0        4.0      3,362.5       5.7
-------------------------------------------------------------------------------
                                     $2,865.2        8.3     $8,765.4       9.3
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FINANCIAL REVIEW
(continued)

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1997
COMPARED WITH DECEMBER 31, 1996

Net cash from operating activities for the first nine months 1997 totaled
$2.0 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company funded the acquisition of Sanofi through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at September 30, 1997. These lines of credit back up domestic commercial paper borrowing arrangements.

During the first nine months 1997, the Company continued its program to purchase its common shares. The Company purchased and retired 13,307,000 shares during this period at a cost of $820 million. As of September 30, 1997, an additional 2,358,000 shares may be purchased in future periods under authorization granted by the Board of Directors in October 1996.

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