Form 10-K
period 1997-12-31
ABBOTT LABORATORIES
filed 1998-03-09
CIK 1800

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-2189

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

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Shares, Without Par Value                    New York Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Exchange

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

THE AGGREGATE MARKET VALUE OF THE 704,362,489 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 30, 1998, WAS APPROXIMATELY $49,877,668,752. THE COMPANY HAS NO NON-VOTING COMMON EQUITY.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1998: 764,456,112.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1998 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

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

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Industry Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1997 (1997 Annual Report), filed as an exhibit to this report. Also incorporated herein by reference are the text and table of sales by class of similar products included in the section of the 1997 Annual Report captioned "Financial Review."

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

    Principal pharmaceutical and nutritional products include the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin-Registered Trademark- and outside the United States primarily under the trademark Klacid-Registered Trademark-, and tosufloxacin, sold in Japan under the trademark Tosuxacin-Registered Trademark-, various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and
E.E.S.-Registered Trademark-, and Norvir-Registered Trademark- , a protease inhibitor for the treatment of HIV infection; agents for the treatment of epilepsy and bipolar disorder, including Depakote-Registered Trademark- and Gabitril-TM-; a broad line of cardiovascular products, including Loftyl-Registered Trademark-, a vasoactive agent sold outside the United States; Hytrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug; Survanta-Registered Trademark-, a bovine-derived lung surfactant; various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, and Similac NeoCare-Registered Trademark-; and other medical and pediatric nutritionals, including
Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Ensure-Registered Trademark-Light, Jevity-Registered Trademark-, Glucerna-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, Pulmocare-Registered Trademark-, and Gain-Registered Trademark-. Consumer products include the dandruff shampoo Selsun Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; and Tronolane-Registered Trademark- hemorrhoid medication. Agricultural and animal health products include plant growth regulators, including
ProGibb-Registered Trademark- and ReTain-TM-; herbicides; larvicides, including VectoBac-Registered Trademark-; biologically derived insecticides, including DiPel-Registered Trademark- and XenTari-Registered Trademark-; anti-infectives, including Saraflox-Registered Trademark- and Sarafin-Registered Trademark- and medical surgical products, including Isoflo-Registered Trademark- and Lifecare-Registered Trademark-.

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

certain countries overseas, some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical and nutritional products are directed toward securing the prescription or recommendation of the Company's brand of products by physicians or other health care professionals. In the United States, managed care purchasers, for example, health maintenance organizations (HMOs) and pharmacy benefit managers, are becoming increasingly important customers. Competition is generally from other broad line and specialized health care manufacturers. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products.

    Consumer products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, scientific innovation, price, and availability of generic product forms.

    Agricultural, animal health and bulk pharmaceutical products are generally sold to agricultural distributors, growers, companion animal health product distributors, veterinarians and pharmaceutical companies. Competition is primarily from chemical, animal health and agricultural companies. Competition is based on numerous factors depending on the market served. Competitive factors include product performance, quality, price, and technological advantages.

    The Company is the leading worldwide producer of the antibiotic erythromycin. Ensure-Registered Trademark- is the leading medical nutritional worldwide. Similac-Registered Trademark- is a leading infant formula in the United States.

    Under an agreement between the Company and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Holdings Inc., (owned 50 percent by the Company and 50 percent by Takeda) together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets products in the United States. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron
Depot-Registered Trademark-, a sustained release form of Lupron-Registered Trademark- in the United States. Lupron-Registered Trademark-and Lupron Depot-Registered Trademark- are used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with the Company for Prevacid-Registered Trademark-. Prevacid-Registered Trademark-is indicated for short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis. It is also indicated for the eradication of H. pylori to reduce the risk of duodenal ulcer recurrence, for long-term treatment of Zollinger-Ellison syndrome, and the maintenance of healed erosive esophagitis and duodenal ulcers. The Company also has marketing rights to certain Takeda products in select Latin American markets. The Company also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, Lupron Depot-Ped-Registered Trademark-, and Prevacid-Registered Trademark- in select markets outside the United States.

HOSPITAL AND LABORATORY PRODUCTS

    Hospital and laboratory products include diagnostic systems for blood banks, hospitals, commercial laboratories, alternate-care testing sites, and consumers; intravenous and irrigation fluids and related administration equipment, including electronic drug delivery systems; drugs and drug delivery systems; anesthetics; pain management products; critical care products; diagnostic imaging products; and other medical specialty products for hospitals and alternate-care sites. In the second quarter of 1997, the Company acquired certain parenteral products businesses from Sanofi Pharmaceuticals, Inc., including the worldwide rights to Sanofi's proprietary
Carpuject-Registered Trademark- drug delivery system, a pre-filled, single-dose syringe technology.

    The principal products included in this segment are parenteral (intravenous or I.V.) solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products,
LifeShield-Registered Trademark- needleless products, and
Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and Liposyn-Registered Trademark-; Plum-Registered Trademark-,

Omni-Flow-Registered Trademark- and Abbott AIM-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia (PCA) systems; venipuncture products; hospital injectables including Carpuject-Registered Trademark- and
FirstChoice-Registered Trademark- generics; premixed I.V. drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark-drug and nutritional delivery systems; anesthetics, including Pentothal-Registered Trademark-, Amidate-Registered Trademark-, sevoflurane (sold in the United States and a few other markets as Ultane-Registered Trademark- and outside of the United States primarily under the trademark Sevorane-Registered Trademark-), isoflurane and enflurane; Calcijex-Registered Trademark-, an injectable agent for treatment of bone disease in hemodialysis patients; critical care products including Opticath-Registered Trademark- and OptiQue-TM- advanced sensor catheters, Transpac-Registered Trademark- for hemodynamic monitoring, and specialty cardiac products; Faultless-Registered Trademark- rubber sundry products; diagnostic imaging products used in MRI (magnetic resonance imaging) and CT (computed tomography) imaging; screening tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of AIDS antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs with the ADx-Registered Trademark- instrument; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-Registered Trademark-; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Abbott Spectrum-Registered Trademark-EPx-Registered Trademark-, Abbott Spectrum-Registered Trademark- CCx-TM-, Abbott Alycon-TM-, and Quantum-TM-; AxSYM-Registered Trademark-,
Commander-Registered Trademark-, IMx-Registered Trademark-, and Abbott Prism-Registered Trademark- lines of diagnostic instruments and chemical reagents used with immunoassay diagnostics; the LCx-Registered Trademark-amplified DNA probe system and reagents; Abbott Vision-Registered Trademark-, a desk-top blood analyzer; the Abbott TestPack-Registered Trademark- system for diagnostic testing; a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark- series; the MediSense line of blood glucose monitoring meters and test strips for diabetics including Precision Q.I.D.-Registered Trademark-, the Precision G-Registered Trademark- hospital system, the ExacTech-Registered Trademark-, the MediSense II-TM-, and the ExacTech RSG-TM-; and the Fact Plus-Registered Trademark- and Fact Plus-Registered Trademark- One Step pregnancy tests.

    The Company markets hospital and laboratory products in the United States and many other countries. These products are generally distributed to wholesalers and directly to hospitals, laboratories, and physicians' offices from distribution centers maintained by the Company. Sales in the home infusion services market are also made directly to patients receiving treatment outside the hospital through marketing arrangements with hospitals and other health care providers. Overseas sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for diabetics and the Fact Plus-Registered Trademark- and Fact Plus-Registered Trademark- One Step pregnancy tests are sold over the counter to consumers.

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

PATENTS, TRADEMARKS, AND LICENSES

    The Company is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for the Company's products in the United States and all countries of major marketing interest to the Company. The Company owns, has applications pending for, and is licensed under a substantial number of patents. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1, 2 and 3. These, and various patents which expire during the period 1998 to 2018, in the aggregate, are believed to be of material importance in the operation of the Company's business. The Company believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin, are material in relation to the Company's business as a whole. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. In addition, the patents, licenses, and trademarks related to Depakote-Registered Trademark- and Hytrin-Registered Trademark- are significant products for the Company's Pharmaceutical and Nutritional Products segment. The United States patents covering Depakote-Registered Trademark- will expire in 2008. In the United States, the original compound patent covering Hytrin-Registered Trademark- has expired. The Company has other patents in the United States covering certain forms of Hytrin-Registered Trademark- which expire during the period 2000 to 2013. Litigation involving the Company's patents covering
Depakote-Registered Trademark- and Hytrin-Registered Trademark- is discussed in Legal Proceedings on pages 9 and 10.

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

RESEARCH AND DEVELOPMENT

    The Company spent $1,302,403,000 in 1997, $1,204,841,000 in 1996, and
$1,072,745,000 in 1995 on research to discover and develop new products and processes and to improve existing products and processes. The Company continues to concentrate research expenditures in pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    The Company believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. The Company's capital and operating expenditures for pollution control in 1997 were approximately $25 million and $44 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $23 million and $49 million, respectively, in 1998.

    The Company has been identified as one of many potentially responsible parties in investigations and/ or remediations at 18 locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, the Company believes that the actual costs will be lower than these estimates, and the fraction for which the Company may be responsible is anticipated to be considerably less and will be paid out over a number of years. The

Company may participate in the investigation or cleanup at these sites. The Company is also voluntarily investigating potential contamination at two Company-owned sites, and has initiated remediation at four sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

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

EMPLOYEES

    The Company employed 54,487 persons as of December 31, 1997.

REGULATION

    The development, manufacture, sale, and distribution of the Company's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, and manufacturing, marketing, sampling, distribution, recordkeeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in the seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

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

    In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All of the states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

    Governmental regulatory agencies require prescription drug manufacturers to pay fees. The Federal Food and Drug Administration (FDA) imposes substantial fees on various aspects of the approval, manufacture, and sale of proprietary prescription drugs. The FDA's authority to impose these fees was reauthorized by the Food and Drug Administration Modernization Act of 1997.

    The Company expects debate to continue during 1998 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. The Company believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations are having an impact on United States regulations, as well. The International Organization for Standardization (ISO) provides the criteria for meeting the regulations for medical devices within the European Union. The Company has made significant strides in gaining ISO 9000 and European Norm 46000 certification for facilities that manufacture devices for European markets. The FDA recently adopted regulations governing the manufacture of medical devices that appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

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

                        LOCATION                                   INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
--------------------------------------------------------  --------------------------------------------------------
Abbott Park, Illinois                                     Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Abingdon, England                                         Hospital and Laboratory Products
Altavista, Virginia                                       Pharmaceutical and Nutritional Products
Ashland, Ohio                                             Hospital and Laboratory Products
Austin, Texas                                             Hospital and Laboratory Products
Barceloneta, Puerto Rico                                  Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Bedford, Massachusetts                                    Hospital and Laboratory Products
Campoverde, Italy                                         Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Casa Grande, Arizona                                      Pharmaceutical and Nutritional Products
Columbus, Ohio                                            Pharmaceutical and Nutritional Products
Delkenheim, Germany                                       Hospital and Laboratory Products
Irving, Texas                                             Hospital and Laboratory Products
Laurinburg, North Carolina                                Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
McPherson, Kansas                                         Hospital and Laboratory Products
Mexico City, Mexico                                       Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Montreal, Canada                                          Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Morgan Hill, California                                   Hospital and Laboratory Products
North Chicago, Illinois                                   Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Queenborough, England                                     Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Rocky Mount, North Carolina                               Hospital and Laboratory Products
Salt Lake City, Utah                                      Hospital and Laboratory Products
Santa Clara, California                                   Hospital and Laboratory Products
Santo Domingo, Dominican Republic                         Hospital and Laboratory Products
Sligo/Donegal/Cootehill/Finisklin, Ireland                Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Sturgis, Michigan                                         Pharmaceutical and Nutritional Products
St. Remy, France                                          Pharmaceutical and Nutritional Products, and Hospital
                                                            and Laboratory Products
Tokyo, Japan                                              Hospital and Laboratory Products
Zwolle, The Netherlands                                   Pharmaceutical and Nutritional Products

    In addition to the above, the Company has manufacturing facilities in five other locations in the United States, including Puerto Rico. Overseas manufacturing facilities are located in 13 other countries. The Company's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States, including Puerto Rico, the Company owns 11 distribution centers. The Company also has 13 United States research and development facilities located at Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Irving, Texas; Long Grove, Illinois; Madera, California; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Santa Clara, California; and San Diego, California. Overseas, the Company has research and development facilities in Argentina, Australia, Canada, France, Germany, Ireland, Italy, Japan, The Netherlands, Spain and the United Kingdom.

    The corporate offices, and those principal plants in the United States that are listed above, are owned by the Company or subsidiaries of the Company. The remaining manufacturing plants and all other facilities are owned or leased by the Company or subsidiaries of the Company.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various claims and legal proceedings, including (as of January 31, 1998) two antitrust suits and five investigations in connection with the Company's sale and marketing of infant formula products, 148 antitrust suits and two investigations in connection with the Company's pricing of prescription pharmaceuticals, two cases involving the Company's patents for divalproex sodium, a drug that the Company sells under the trademark Depakote-Registered Trademark-, and five cases involving the Company's patents for terazosin hydrochloride, a drug that the Company sells under the trademark Hytrin-Registered Trademark-.

    The infant formula antitrust suits allege that the Company conspired with one or more of its competitors to fix prices, restrain trade and monopolize the market for infant formula in violation of state antitrust laws. The suits have been brought on behalf of individuals and name the Company and certain other infant formula manufacturers as defendants. The cases seek treble damages, civil penalties, and other relief. On November 7, 1997, the Louisiana District Court dismissed the plaintiff's complaint in the case that was pending in Louisiana. The plaintiffs have appealed that decision. In 1997, a case was filed in state court in St. Louis, Missouri. It purports to be a statewide consumer class action. The Company has filed a motion to dismiss. A decision is pending. On December 1, 1997, the court granted final approval to the settlement of the infant formula case pending in United States District Court in Massachusetts. The Company paid one and one-half million dollars under that settlement. Investigations are being conducted by the Attorneys General of the states of California, Connecticut, New York, Pennsylvania, and Wisconsin.

    As of January 31, 1998, 124 prescription pharmaceutical pricing antitrust cases were pending in federal court, 23 were pending in state courts, and one was pending in a District of Columbia court. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both the Company and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and injunctive and other relief. The Company has filed or intends to file a response to each of the complaints denying all substantive allegations. The state cases are pending in the following state courts: Tuscaloosa County, Alabama; Yavapai County, Arizona; Alameda County, California; Monterey County, California; San Francisco County, California (eight cases); San Joaquin County, California; Cumberland County, Maine; Oakland County, Michigan; Prentiss County, Mississippi; Hennepin County, Minnesota (three cases); Mecklenburg County, North Carolina; and Dane County and Washington County, Wisconsin. A case is also pending in the Superior Court for the District of Columbia. The case which was pending in New York County, New York, has been dismissed and is now on appeal. The case that was pending in King County, Washington, was dismissed. In January 1998, that dismissal became final. Motions for certification as a consumer class action were denied in Maine, Michigan, and Minnesota. Appeals of the consumer class certification decisions are pending in Maine and Michigan. Trial in the individual consumer case pending in Michigan is scheduled for July 1998. Abbott has entered into a settlement agreement to settle the retail pharmacy lawsuits in Wisconsin and Minnesota. The settlement agreement in Minnesota was approved on December 30, 1997. The cases pending in Greene County, Alabama; Dade County, Florida; Johnson County, Kansas; and Davidson County, Tennessee, were removed to the United States District Court for the Northern District of Illinois. The plaintiffs challenged the removal orders. In August 1997, the Court of Appeals reversed the Alabama removal and remanded the case to state court. The federal jurisdictional issues in the Alabama, Florida, Kansas, and Tennessee cases are now being considered by the United States District Court for the Northern District of Illinois. The manufacturer defendants have filed a petition for certiorari with the United States Supreme Court seeking a reversal of the Court of Appeals jurisdictional decision in the Alabama case. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. One of the cases which is pending in the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. A number of appeals to the Seventh Circuit Court of Appeals were filed arising out of the MDL 997 litigation. The Company has previously reported that these appeals were decided in August 1997. The wholesaler defendants and the manufacturer defendants filed petitions for certiorari to the United States Supreme Court on January 6, 1998. The wholesalers' petition seeks a reversal of the Court of Appeals decision denying summary judgment in the wholesalers' favor. The manufacturers' petition seeks to reverse the Court of Appeals ruling that indirect purchasers of prescription drugs may recover alleged overcharges in those cases in which the intermediary purchaser (in this case, the wholesaler) is also alleged to be part of the conspiracy. The federal retail pharmacy class action trial is scheduled to begin in September 1998. The investigations are being conducted by the Attorney General of Illinois and the Federal Trade Commission.

    On October 24, 1997, after having been notified that TorPharm, a division of Apotex, Inc. ("TorPharm") had applied to the Federal Food and Drug Administration (the "FDA") for approval for a generic version of divalproex sodium, a drug that the Company sells under the trademark
Depakote-Registered Trademark-, the Company sued TorPharm in the United States District Court for the Northern District of Illinois alleging patent infringement. TorPharm contends that its product does not infringe the Company's patents and that, in any event, the patents are invalid and unenforceable. The Company is involved in one other proceeding involving the Company's patents for divalproex sodium. On August 28, 1992, after having been notified that Alra Laboratories, Inc. ("Alra") had applied to the FDA for approval for a generic version of divalproex sodium, the Company sued Alra in the United States District Court for the Northern District of Illinois alleging patent infringement. Alra filed counterclaims alleging that the Company fraudulently delayed Alra's entry into the market for divalproex sodium and seeking money damages. Alra contended that its product did not infringe the Company's patents and that, in any event, those patents were invalid and unenforceable. Alra filed motions for summary judgment on the issues of infringement and validity. The Company filed a motion for summary judgment on the issue of infringement. On October 20, 1997, the court granted the Company's motion for summary judgment and found that Alra's product infringes the Company's patents. The court denied Alra's motions for summary judgment on the issues of infringement and patent invalidity and dismissed the lawsuit. Alra filed a motion for reconsideration of the court's ruling. That motion was granted in part and denied in part. The court has stayed its earlier rulings on validity and infringement pending further proceedings.

    As of January 31, 1998, five cases involving the Company's patents for terazosin hydrochloride, a drug that the Company sells under the trademark Hytrin-Registered Trademark-, were pending in federal court in the United States. The Company has been separately notified first by Geneva Pharmaceuticals, Inc. ("Geneva") in April 1996, and then by Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed") and Mylan

Pharmaceuticals, Inc. ("Mylan") that these corporations had applied to the Federal Food and Drug Administration for approval for a generic version of terazosin hydrochloride. The Company sued each of these corporations in the United States District Court for the Northern District of Illinois alleging patent infringement. These lawsuits were filed on June 4, 1996, against Geneva, on September 13, 1996, against Novopharm, on August 1, 1997, against Mylan, and on October 28, 1997, against Invamed. These corporations contend that the Company's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. Geneva and Novopharm have filed motions for summary judgment on the issue of validity. Additionally, in April 1996, Zenith Laboratories, Inc. ("Zenith") sued the Company in the United States District Court for the District of New Jersey alleging that the Company has engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith seeks money damages and a declaration that certain of the Company's patents covering terazosin hydrochloride are invalid. The Company filed counterclaims alleging patent infringement. Trial in the Zenith case is scheduled to begin in May 1998.

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

    Current corporate officers, and their ages as of March 1, 1998, are listed below. The officers' principal occupations and employment from January 1993 to March 1, 1998 and the dates of their first election as officers of the Company are also shown. Unless otherwise stated, employment was by the Company for the period indicated. There are no family relationships between any corporate officers or directors.

DUANE L. BURNHAM**, 56

    1993 to present -- Chairman of the Board and Chief Executive Officer, and
                       Director.

    Elected Corporate Officer -- 1982.

THOMAS R. HODGSON**, 56

    1993 to present -- President and Chief Operating Officer, and Director.

    Elected Corporate Officer -- 1980.

PAUL N. CLARK**, 51

    1993 to 1998 -- Senior Vice President, Pharmaceutical Operations.

    1998 to present -- Executive Vice President.

    Elected Corporate Officer -- 1985.

ROBERT L. PARKINSON, JR.**, 47

    1993 -- Vice President, European Operations.

    1993 to 1995 -- Senior Vice President, Chemical and Agricultural Products.

    1995 to 1998 -- Senior Vice President, International Operations.

    1998 to present -- Executive Vice President.

    Elected Corporate Officer -- 1989.

MILES D. WHITE**, 42

    1993 -- Divisional Vice President and General Manager, Diagnostic Systems and Operations.

    1993 to 1994 -- Vice President, Diagnostic Systems and Operations.

    1994 to 1998 -- Senior Vice President, Diagnostic Operations.

    1998 to present -- Executive Vice President.

    Elected Corporate Officer -- 1993.

JOY A. AMUNDSON**, 43

    1993 to 1994 -- Vice President, Corporate Hospital Marketing.

    1994 to 1995 -- Vice President, Abbott HealthSystems.

    1995 to 1998 -- Senior Vice President, Chemical and Agricultural Products.

    1998 to present -- Senior Vice President, Ross Products.

    Elected Corporate Officer -- 1990.

THOMAS D. BROWN**, 49

    1993 -- Divisional Vice President, Diagnostic Commercial Operations.

    1993 to 1998 -- Vice President, Diagnostic Commercial Operations.

    1998 to present -- Senior Vice President, Diagnostic Operations.

    Elected Corporate Officer -- 1993.

GARY P. COUGHLAN**, 53

    1993 to present -- Senior Vice President, Finance and Chief Financial
                       Officer.

    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 56

    1993 to 1994 -- Vice President and Associate General Counsel, Bristol-Myers
                    Squibb Company (Health and personal care products company).

    1994 -- Vice President, Secretary and Associate General Counsel, Bristol-Myers Squibb Company.

    1994 to present -- Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer -- 1994.

WILLIAM G. DEMPSEY **, 46

    1993 to 1995 -- Divisional Vice President and General Manager, Abbott
                    Critical Care Systems.

    1995 to 1996 -- Divisional Vice President, Hospital Products Business Sector Sales.

    1996 to 1998 -- Vice President, Hospital Products Business Sector.

    1998 to present -- Senior Vice President, Chemical and Agricultural
Products.

    Elected Corporate Officer -- 1996.

RICHARD A. GONZALEZ**, 44

    1993 to 1995 -- Divisional Vice President and General Manager, U.S. and
                    Canada, Diagnostic Products.

    1995 to 1998 -- Vice President, Abbott HealthSystems.

    1998 to present -- Senior Vice President, Hospital Products.

    Elected Corporate Officer -- 1995.

ARTHUR J. HIGGINS**, 41

    1993 to 1994 -- Regional Director, Europe, Africa, and Middle East.

    1994 to 1995 -- Divisional Vice President, Commercial Operations, Abbott International Division.

    1995 to 1996 -- Divisional Vice President, Pacific, Asia, and Africa Operations.

    1996 to 1998 -- Vice President, Pacific, Asia, and Africa Operations.

    1998 to present -- Senior Vice President, Pharmaceutical Operations.

    Elected Corporate Officer -- 1996.

JOHN G. KRINGEL**, 58

    1993 to 1998 -- Senior Vice President, Hospital Products.

    1998 to present -- Senior Vice President.

    Elected Corporate Officer -- 1981.

THOMAS M. MCNALLY**, 50

    1993 -- Senior Vice President, Chemical and Agricultural Products.

    1993 to 1998 -- Senior Vice President, Ross Products.

    1998 to present -- Senior Vice President.

    Elected Corporate Officer -- 1989.

ELLEN M. WALVOORD**, 58

    1993 to 1995 -- Vice President, Investor Relations and Public Affairs.

    1995 to present -- Senior Vice President, Human Resources.

    Elected Corporate Officer -- 1991.

JOSEF WENDLER**, 48

    1993 -- Divisional Vice President, Pacific, Asia, and Africa.

    1993 to 1995 -- Vice President, Pacific, Asia, and Africa Operations.

    1995 to 1998 -- Vice President, European Operations.

    1998 to present -- Senior Vice President, International Operations.

    Elected Corporate Officer -- 1993.

CATHERINE V. BABINGTON**, 45

    1993 to 1995 -- Director, Corporate Communications.

    1995 to present -- Vice President, Investor Relations and Public Affairs.

    Elected Corporate Officer -- 1995.

PATRICK J. BALTHROP, 41

    1993 to 1995 -- Divisional Vice President and Sector General Manager,
                    Diagnostic Products.

    1995 to 1996 -- Divisional Vice President and General Manager, U.S. and
                    Canada, Diagnostic Products.

    1996 to 1998 -- Vice President, Diagnostic Operations, U.S. and Canada.

    1998 to present -- Vice President, Diagnostic Commercial Operations.

    Elected Corporate Officer -- 1996.

MARK E. BARMAK, 56

    1993 to 1995 -- Divisional Vice President and Associate General Counsel,
                    Litigation.

    1995 to present -- Vice President, Litigation and Government Affairs.

    Elected Corporate Officer -- 1995.

CHRISTOPHER B. BEGLEY, 45

    1993 to 1996 -- Vice President, Hospital Products Business Sector.

    1996 to present -- Vice President, MediSense Operations.

    Elected Corporate Officer -- 1993.

DOUGLAS C. BRYANT, 40

    1993 to 1995 -- Regional Sales Manager, Diagnostics Division.

    1995 to 1997 -- General Manager, United Kingdom and Ireland, Diagnostics Division.

    1997 to 1998 -- Commercial Director, Asia and Pacific, Diagnostics Division.

    1998 to present -- Vice President, Diagnostic Operations, Asia and Pacific.

    Elected Corporate Officer -- 1998.

GARY R. BYERS**, 56

    1993 -- Divisional Vice President, Corporate Auditing.

    1993 to present -- Vice President, Internal Audit.

    Elected Corporate Officer -- 1993.

THOMAS F. CHEN, 48

    1993 to 1994 -- General Manager, Korea and Taiwan.

    1994 to 1996 -- General Manager Taiwan and Peoples Republic of China Task Force.

    1996 to 1998 -- Regional Director, Taiwan and Peoples Republic of China.

    1998 to present -- Vice President, Pacific, Asia, and Africa Operations.

    Elected Corporate Officer -- 1998.

KENNETH W. FARMER**, 52

    1993 to present -- Vice President, Management Information Services and
                       Administration.

    Elected Corporate Officer -- 1985.

EDWARD J. FIORENTINO, 39

    1993 to 1994 -- Business Unit Director, Antimicrobials, Pharmaceuticals
                    Division.

    1994 to 1998 -- Divisional Vice President, Marketing, Pharmaceuticals Division.

    1998 to present -- Vice President, Pharmaceutical Products, Marketing and Sales.

    Elected Corporate Officer -- 1998.

THOMAS C. FREYMAN**, 43

    1993 to present -- Vice President and Treasurer.

    Elected Corporate Officer -- 1991.

DAVID B. GOFFREDO, 43

    1993 -- Divisional Vice President, Pharmaceutical Products Marketing.

    1993 to 1995 -- Divisional Vice President, Pharmaceutical Products Sales and Marketing.

    1995 to 1998 -- Vice President, Pharmaceutical Products, Marketing and
Sales.

    1998 to present -- Vice President, European Operations.

    Elected Corporate Officer -- 1995.

GUILLERMO A. HERRERA, 44

    1993 to 1994 -- Regional Director, Europe, Abbott International.

    1994 -- General Manager, Abbott Spain and Portugal.

    1994 to 1996 -- Area Vice President, Latin America.

    1996 to 1998 -- Vice President, Latin America Operations.

    1998 to present -- Vice President, Latin America and Canada Operations.

    Elected Corporate Officer -- 1996.

JAY B. JOHNSTON, 54

    1993 -- Divisional Vice President and General Manager, Diagnostic Assays and Operations.

    1993 to present -- Vice President, Diagnostic Assays and Systems.

    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 49

    1993 -- Divisional Vice President, Diagnostic Products Research and Development.

    1993 to present -- Vice President, Diagnostic Products Research and Development.

    Elected Corporate Officer -- 1993.

JOHN F. LUSSEN**, 56

    1993 to present -- Vice President, Taxes.

    Elected Corporate Officer -- 1985.

EDWARD L. MICHAEL, 41

    1993 to 1994 -- Business Unit Manager, Diagnostics Division.

    1995 to 1996 -- Director, Area Operations and Scientific Development.

    1997 to present -- Vice President, Diagnostic Operations, Europe, Africa,
                       and Middle East.

    Elected Corporate Officer -- 1997.

THEODORE A. OLSON**, 59

    1993 to present -- Vice President and Controller.

    Elected Corporate Officer -- 1988.

ANDRE G. PERNET, 53

    1993 to 1994 -- Divisional Vice President, Pharmaceutical Development,
                    Pharmaceutical Products Division.

    1994 to present -- Vice President, Pharmaceutical Products Research and Development.

    Elected Corporate Officer -- 1994.

CARL A. SPALDING, 52

    1993 -- Divisional Vice President and General Manager, Ross Pediatric Products.

    1993 to present -- Vice President, Ross Pediatric Products.

    Elected Corporate Officer -- 1993.

WILLIAM H. STADTLANDER, 52

    1993 -- Divisional Vice President and General Manager, Medical Nutritionals.

    1993 to present -- Vice President, Ross Medical Nutritional Products.

    Elected Corporate Officer -- 1993.

MARCIA A. THOMAS **, 50

    1993 to 1995 -- Divisional Vice President and General Manager, Infectious
                    Diseases Diagnostics.

    1995 to 1996 - Divisional Vice President, Quality Assurance and Regulatory
                   Affairs, Diagnostics Division.

    1996 to present -- Vice President, Quality Assurance and Regulatory Affairs.

    Elected Corporate Officer -- 1996.

H. THOMAS WATKINS**, 45

    1993 -- Divisional Vice President and Sector General Manager, Diagnostics Division.

    1994 to 1996 -- Divisional Vice President and General Manager, Asia and
                    Pacific Diagnostics.

    1996 to 1998 -- Vice President, Diagnostic Operations, Asia and Pacific.

    1998 to present -- Vice President, Abbott HealthSystems.

    Elected Corporate Officer -- 1996.

STEVEN J. WEGER, JR.**, 53

    1993 -- Director, Strategic Planning, Diagnostics Division.

    1994 to 1996 -- Divisional Vice President, Strategic Planning and Technology
                    Assessment, Diagnostics Division.

    1996 to present -- Vice President, Corporate Planning and Development.

    Elected Corporate Officer -- 1996.

SUSAN M. WIDNER, 41

    1993 to 1995 -- Business Unit Manager, Diagnostics Division.

    1995 to 1996 -- Director, Venture Marketing, Diagnostics Division.

    1996 to 1998 -- Divisional Vice President, Worldwide Marketing, Diagnostics
                    Division.

    1998 to present -- Vice President, Diagnostic Operations, U.S. and Canada.

    Elected Corporate Officer -- 1998.

LANCE B. WYATT**, 53

    1993 to 1995 -- Divisional Vice President, Quality Assurance and Regulatory
                    Affairs, Pharmaceutical Division.

    1995 to present -- Vice President, Corporate Engineering.

    Elected Corporate Officer -- 1995.

------------------------

** Pursuant to Item 401(b) of Regulation S-K, the Company has identified these persons as "executive officers" within the meaning of Item 401(b).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

PRINCIPAL MARKET

    The principal market for the Company's common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and the Pacific Exchange and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Overseas, the Company's shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

                                                   MARKET PRICE PER SHARE
                                            -------------------------------------
                                                  1997                1996
                                            -----------------   -----------------
                                             HIGH       LOW      HIGH       LOW
                                            -------   -------   -------   -------
          First Quarter...................   60 1/2    49 3/4    44 3/4    38 1/8
          Second Quarter..................   68 15/16  52 7/8    43 7/8    38 5/8
          Third Quarter...................   68 1/2    58 13/16  49 3/4    41 3/8
          Fourth Quarter..................   69 1/4    57 1/16   57 3/8    48 3/4

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

SHAREHOLDERS

    There were 102,981 shareholders of record of Abbott common shares as of December 31, 1997.

DIVIDENDS

    Quarterly dividends of $.27 per share and $.24 per share were declared on common shares in 1997 and 1996, respectively.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1993 through 1997 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1997, 1996, and 1995 found under the section captioned "Financial Review" of the 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference is the section captioned "Financial Instruments and Risk Management" of the 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1997 Annual Report captioned Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements, and Report of

Independent Public Accountants (which contains the related report of Arthur Andersen LLP dated January 15, 1998 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 1998)). Data relating to quarterly results is found in Note 9.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" found in the 1998 Abbott Laboratories Proxy Statement (1998 Proxy Statement).

ITEM 11. EXECUTIVE COMPENSATION

    The material in the 1998 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee, the Performance Graph, and Security Ownership of Officers and Directors is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1997, 1996, and 1995 and the related report of Arthur Andersen LLP dated January 15, 1998 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 1998), appearing under the portions of the 1997 Annual Report captioned Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements, and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1997 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1997 Annual
Report:

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

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 26 and 27 of this Form 10-K.

    (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1997:

    No reports on Form 8-K were filed during the quarter ended December 31, 1997.

    (c) EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 26 AND 27).

    (d) FINANCIAL STATEMENT SCHEDULES FILED (PAGE 23).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABBOTT LABORATORIES

                                          By /s/ DUANE L. BURNHAM
                                            ------------------------------------
                                             Duane L. Burnham
                                             Chairman of the Board and
                                             Chief Executive Officer

                                           Date: February 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 13, 1998 in the capacities indicated below.

/s/ DUANE L. BURNHAM
-------------------------------------------
Duane L. Burnham
Chairman of the Board,
Chief Executive Officer and
Director of Abbott Laboratories
(principal executive officer)

/s/ GARY P. COUGHLAN
-------------------------------------------
Gary P. Coughlan
Senior Vice President, Finance and
Chief Financial Officer
(principal financial officer)

/s/ THOMAS R. HODGSON
-------------------------------------------
Thomas R. Hodgson
President, Chief Operating Officer
and Director of Abbott Laboratories

/s/ THEODORE A. OLSON
-------------------------------------------
Theodore A. Olson
Vice President and Controller
(principal accounting officer)

/s/ K. FRANK AUSTEN, M.D.
-------------------------------------------
K. Frank Austen, M.D.
Director of Abbott Laboratories

/s/ H. LAURANCE FULLER
-------------------------------------------
H. Laurance Fuller
Director of Abbott Laboratories

/s/ DAVID A. JONES
-------------------------------------------
David A. Jones
Director of Abbott Laboratories

/s/ DAVID A. L. OWEN
-------------------------------------------
David A. L. Owen
Director of Abbott Laboratories

/s/ BOONE POWELL, JR.
-------------------------------------------
Boone Powell, Jr.
Director of Abbott Laboratories

/s/ A. BARRY RAND
-------------------------------------------
A. Barry Rand
Director of Abbott Laboratories

/s/ W. ANN REYNOLDS
-------------------------------------------
W. Ann Reynolds
Director of Abbott Laboratories

/s/ WILLIAM D. SMITHBURG
-------------------------------------------
William D. Smithburg
Director of Abbott Laboratories

/s/ WILLIAM L. WEISS
-------------------------------------------
William L. Weiss
Director of Abbott Laboratories

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                  (UNAUDITED)

                                                                                            AMOUNTS
                  ALLOWANCES FOR DOUBTFUL                     BALANCE AT    PROVISIONS    CHARGED OFF
                     ACCOUNTS AND SALES                        BEGINNING    CHARGED TO      NET OF     BALANCE AT
                         DEDUCTIONS                             OF YEAR      INCOME(A)    RECOVERIES   END OF YEAR
------------------------------------------------------------  -----------  -------------  -----------  -----------
        1997................................................     153,424        28,193       (14,211)     167,406
        1996................................................     157,990         7,389       (11,955)     153,424
        1995................................................     128,929        32,462        (3,401)     157,990

(a) represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in the Company's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 15, 1998 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 15, 1998

(except with respect to the matter
discussed in Note 12, as to
which the date is February 13, 1998)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of the following into the Company's previously filed S-8 Registration Statements 33-4368 for the Abbott Laboratories 1986 Incentive Stock Program, 33-39798 for the Abbott Laboratories 1991 Incentive Stock Program, 333-09071 and 333-43381 for the Abbott Laboratories 1996 Incentive Stock Program, 333-13091 for the Abbott Laboratories Ashland Union 401(k) Plan and Trust, and 33-26685, 33-51585, 33-56897, 33-65127, 333-19511 and 333-43383 for the Abbott
Laboratories Stock Retirement Plan and Trust and into the Company's previously filed S-3 Registration Statements 33-50253 and 333-06155:

    1. Our supplemental report dated January 15, 1998 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 1998) included in this Annual Report on Form 10-K for the year ended December 31, 1997; and

    2. Our report dated January 15, 1998 (except with respect to the matter discussed in Note 12, as to which the date is February 13, 1998) incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1997.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 9, 1998

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1997

  10-K
 EXHIBIT
  TABLE
ITEM NO.
---------
 3.1       * Articles of Incorporation-Abbott Laboratories, filed as Exhibit 3.1 to the 1996 Abbott Laboratories
             Annual Report on Form 10-K.
 3.2       * Corporate By-Laws-Abbott Laboratories, filed as Exhibit 3 to the Abbott Laboratories Quarterly Report
             on Form 10-Q for the Quarter ended March 31, 1997.
 4.1       * Indenture dated as of October 1, 1993, between Abbott Laboratories and Harris Trust and Savings Bank,
             filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30,
             1993, on Form 10-Q.
 4.2       * Form of 5.6% Note issued pursuant to the Indenture filed as Exhibit 4.2 to the Abbott Laboratories
             Quarterly Report for the Quarter ended September 30, 1993, on Form 10-Q.
 4.3       * Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as
             Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
             Form 10-Q.
 4.4       * Form of Medium-Term Note, Series A (Floating Rate) to be issued pursuant to the Indenture filed as
             Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
             Form 10-Q.
 4.5       * Resolution of the Company's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories
             Quarterly Report for the Quarter ended September 30, 1993, on Form 10-Q.
 4.6       * Actions of the Authorized Officers with respect to the Company's $200,000,000 5.6% Notes filed as
             Exhibit 4.6 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
             Form 10-Q.
 4.7       * Actions of the Authorized Officers with respect to the Company's Medium-Term Notes, Series A filed as
             Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
             Form 10-Q.
 4.8       * Officers' Certificate and Company Order with respect to the Company's $200,000,000 5.6% Notes filed as
             Exhibit 4.8 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
             Form 10-Q.
 4.9       * Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories
             Annual Report on Form 10-K.
 4.10      * Actions of Authorized Officers with respect to the Company's $150,000,000 6.8% Notes filed as Exhibit
             4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
 4.11      * Officers' Certificate and Company Order with respect to the Company's $150,000,000 6.8% Notes filed as
             Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
 4.12      * Resolution of the Company's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the
             1996 Abbott Laboratories Annual Report on Form 10-K.
 4.13      * Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott
             Laboratories Annual Report on Form 10-K.
 4.14      * Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott
             Laboratories Annual Report on Form 10-K.

  10-K
 EXHIBIT
  TABLE
ITEM NO.
---------
 4.15      * Actions of Authorized Officers with respect to the Company's 6.4% Notes filed as Exhibit 4.15 to the
             1996 Abbott Laboratories Annual Report on Form 10-K.
 4.16      * Officers' Certificate and Company Order with respect to the Company's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
           Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1       * Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2       The Abbott Laboratories 1986 Incentive Stock Program.**
10.3       The Abbott Laboratories 1991 Incentive Stock Program.**
10.4       Consulting agreement between Abbott Laboratories and K. Frank Austen, M.D. dated, December 15, 1997.**
10.5       * Abbott Laboratories 401(k) Supplemental Plan, filed as Exhibit 10.7 to the Abbott Laboratories 1993
             Annual Report on Form 10-K.**
10.6       * Abbott Laboratories Supplemental Pension Plan filed as Exhibit 10.6 to the 1996 Abbott Laboratories
             Annual Report on Form 10-K.**
10.7       * The 1986 Abbott Laboratories Management Incentive Plan filed as Exhibit 10.1 to the 1996 Abbott
             Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.**
10.8       Abbott Laboratories Non-Employee Directors' Fee Plan.**
10.9       The Abbott Laboratories 1996 Incentive Stock Program.**
11         Calculation of Diluted Earnings Per Common Share.
12         Computation of Ratio of Earnings to Fixed Charges.
13         The portions of the Abbott Laboratories Annual Report for the year ended December 31, 1997 captioned
             Financial Review, Financial Instruments and Risk Management, Consolidated Statement of Earnings,
             Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of
             Shareholders' Investment, Notes to Consolidated Financial Statements, Report of Independent Public
             Accountants, and the applicable portions of the section captioned Summary of Financial Data for the years 1993 through 1997.
21         Subsidiaries of Abbott Laboratories.
23         Consent of Independent Public Accountants.
27         Financial Data Schedule.
99.1       Cautionary Statement Regarding Forward-Looking Statements.
           The 1998 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 10, 1998.

------------------------

*   Incorporated herein by reference.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    The Company will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-3500.