Form 10-Q
period 1998-03-31
ABBOTT LABORATORIES
filed 1998-05-14
CIK 1800

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549


(Mark One)


   /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                         OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ____________________


Commission File No. 1-2189


                                ABBOTT LABORATORIES

An Illinois Corporation                       I.R.S. Employer Identification
                                                      No. 36-0698440


                                100 Abbott Park Road
                         Abbott Park, Illinois  60064-3500

                             Telephone:  (847) 937-6l00


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X .  No     .
                                               ___      ____

As of April 30, 1998, the Corporation had 771,789,413 common shares without par value outstanding.

                           PART 1 FINANCIAL INFORMATION

                        ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     (UNAUDITED)

                        ABBOTT LABORATORIES AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                    (UNAUDITED)

              (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)



                                                            THREE MONTHS ENDED MARCH 31
                                                            ---------------------------
                                                               1998             1997
                                                            ----------       ----------
     Net Sales.....................................         $3,044,913       $2,999,814
                                                             ---------        ---------
     Cost of products sold.........................          1,279,973        1,327,331
     Research and development......................            279,876          280,074
     Selling, general and administrative...........            682,175          656,596
                                                             ---------        ---------
       Total Operating Cost and Expenses...........          2,242,024        2,264,001
                                                             ---------        ---------
     Operating Earnings............................            802,889          735,813
                                                             ---------        ---------

     Interest expense..............................             37,960           32,754
     Interest income...............................            (12,914)         (11,723)
     Other (income) expense, net...................            (41,036)         (43,836)
                                                             ---------        ---------
     Earnings Before Taxes.........................            818,879          758,618

     Taxes on Earnings.............................            229,286          223,792
                                                             ---------        ---------
     Net Earnings..................................          $ 589,593        $ 534,826
                                                             ---------        ---------
                                                             ---------        ---------

     Basic Earnings Per Common Share...............               $.77             $.69
                                                             ---------        ---------
                                                             ---------        ---------

     Diluted Earnings Per Common Share.............               $.76             $.68
                                                             ---------        ---------
                                                             ---------        ---------
     Cash Dividends Declared
       Per Common Share............................               $.30             $.27
                                                             ---------        ---------
                                                             ---------        ---------

     Average Number of Common Shares Outstanding
        Used for Basic Earnings Per Common Share...            764,004          773,983

     Dilutive Common Stock Options.................             10,541           10,640
                                                             ---------        ---------
     Average Number of Common Shares Outstanding
       Plus Dilutive Common Stock Options..........            774,545          784,623
                                                             ---------        ---------
                                                             ---------        ---------
     Outstanding Employee Common Stock Options
        Having No Dilutive Effect..................              6,734            5,937
                                                             ---------        ---------
                                                             ---------        ---------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        ABBOTT LABORATORIES AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEET

                               (DOLLARS IN THOUSANDS)


                                                        MARCH 31             DECEMBER 31
                                                           1998                  1997
                                                      -----------            -----------
                                                      (UNAUDITED)
                                         ASSETS

Current Assets:
 Cash and cash equivalents........................    $   225,544             $   230,024
 Investment securities............................         69,401                  28,986
 Trade Receivables, less allowances
 of $183,677 in 1998 and $167,406 in 1997.........      1,701,232               1,782,326
 Inventories:
   Finished products..............................        698,925                 667,355
   Work in process................................        320,245                 287,653
   Materials......................................        325,021                 324,892
                                                      -----------             -----------
      Total Inventories...........................      1,344,191               1,279,900

  Prepaid expenses, income taxes, and
    other receivables.............................      1,841,436               1,716,972
                                                      -----------             -----------
      Total Current Assets........................      5,181,804               5,038,208
                                                      -----------             -----------
Investment Securities Maturing after One Year.....        573,701                 630,967
                                                      -----------             -----------
Property and Equipment, at Cost...................      8,899,831               8,790,157
Less: accumulated depreciation and amortization...      4,313,956               4,220,466
                                                      -----------             -----------
  Net Property and Equipment......................      4,585,875               4,569,691
Deferred Charges, Intangible and Other Assets.....      1,773,722               1,822,202
                                                      -----------             -----------
                                                      $12,115,102             $12,061,068
                                                      -----------             -----------
                                                      -----------             -----------

                      LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
 Short-term borrowings and current portion
 of long-term debt................................    $ 1,290,488             $ 1,781,352
 Trade accounts payable...........................        942,589               1,001,058
 Salaries, income taxes, dividends payable, and
   other accruals.................................      2,493,498               2,252,058
                                                      -----------             -----------
      Total Current Liabilities...................      4,726,575               5,034,468
                                                      -----------             -----------
Long-Term Debt....................................      1,139,720                 937,983
                                                      -----------             -----------
Other Liabilities and Deferrals...................      1,107,095               1,089,940
                                                      -----------             -----------
Shareholders' Investment:
 Preferred shares, $1 par value
   Authorized - 1,000,000 shares, none issued.....        ...                     ...
 Common shares, without par value
   Authorized - 1,200,000,000 shares
   Issued at stated capital amount -
     Shares: 1998: 772,226,694;
             1997: 773,234,252....................        997,593                 907,106

Earnings employed in the business.................      4,507,409               4,395,582

Accumulated other comprehensive income............       (276,042)               (230,241)
                                                      -----------             -----------
                                                        5,228,960               5,072,447
Less:
Common shares held in treasury, at cost -



 Shares: 1998: 8,871,199; 1997: 9,140,199.........        46,818                  48,238
Unearned compensation - restricted stock awards...        40,430                  25,532
                                                     -----------             -----------
      Total Shareholders' Investment..............     5,141,712               4,998,677
                                                     -----------             -----------
                                                     $12,115,102             $12,061,068
                                                     -----------             -----------
                                                     -----------             -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        ABBOTT LABORATORIES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                    (UNAUDITED)

                               (DOLLARS IN THOUSANDS)

                                                                 THREE MONTHS ENDED MARCH 31
                                                                 ---------------------------
                                                                    1998             1997
                                                                    ----             ----
Cash Flow From (Used in) Operating Activities:

    Net earnings.......................................          $  589,593        $ 534,826
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization......................             190,585          176,076
    Trade Receivables..................................              50,467          (93,688)
    Inventories........................................             (86,212)           4,445
    Other, Net.........................................             136,950          162,967
                                                                -----------        ---------
         Net Cash From Operating Activities............             881,383          784,626
                                                                -----------        ---------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of property, equipment and businesses             (238,447)        (220,069)
    Investment Securities Transactions.................              16,778           15,394
    Other..............................................               4,388            5,857
                                                                -----------        ---------
         Net Cash (Used in) Investing Activities.......            (217,281)        (198,818)
                                                                -----------        ---------

Cash Flow From (Used in) Financing Activities:

    Borrowing transactions.............................            (286,763)        (175,842)
    Common share transactions..........................            (171,709)        (189,608)
    Dividends paid.....................................            (206,343)        (185,905)
                                                                -----------        ---------

         Net Cash (Used in) Financing Activities.......            (664,815)        (551,355)
                                                                -----------        ---------

Effect of exchange rate changes on cash and
    cash equivalents...................................             ( 3,767)         (10,569)
                                                                -----------        ---------

Net Increase (Decrease) in Cash and Cash Equivalents...              (4,480)          23,884

Cash and Cash Equivalents, Beginning of Year...........             230,024          110,209
                                                                -----------        ---------
Cash and Cash Equivalents, End of Period...............           $ 225,544        $ 134,093
                                                                -----------        ---------
                                                                -----------        ---------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                        ABBOTT LABORATORIES AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   MARCH 31, 1998

                                    (UNAUDITED)



NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, cash flows, and results of operations have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U. S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Italy, Ireland, and the Netherlands.

NOTE 3 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. In addition, the Company has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under Federal and state remediation laws and is investigating potential contamination at a number of Company-owned locations.

The matters above are discussed more fully in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K, which is available upon request.

The Company expects that within the next year, progress in the legal proceedings described above may cause a change in the estimated reserves recorded by the Company. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED), CONTINUED


NOTE 4 - ACQUISITIONS:

On April 17, 1998, the Company acquired International Murex Technologies Corporation for approximately $234 million in cash. Had this acquisition taken place on January 1, 1997, consolidated sales and net income would not have been significantly different from reported amounts.

NOTE 5 - COMPREHENSIVE INCOME:


                                                           THREE MONTHS ENDED MARCH 31
                                                           ---------------------------
                                                              1998             1997
                                                           ----------         ---------
     Net Earnings                                           $ 589,593         $ 534,826
                                                           ----------         ---------
     Other comprehensive income:
          Foreign currency translation adjustments            (45,595)          (99,579)
          Unrealized losses on marketable equity
            securities                                           (343)           (4,704)
          Tax benefit related to items of
            other comprehensive income                            137             1,882
                                                           ----------         ---------
     Other comprehensive income, net of tax                   (45,801)         (102,401)
                                                           ----------         ---------
     Comprehensive Income                                     543,792           432,425
                                                           ----------         ---------
                                                           ----------         ---------



As of March 31, 1998, the cumulative balances for foreign currency translation adjustments and the unrealized (gain) on marketable equity securities were $308 million and ($32) million, respectively.

NOTE 6 - ADOPTION OF STATEMENT OF POSITION

In the first quarter, 1998, the Company elected early adoption of the provisions of the American Institution of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of the provisions of this statement will not have a material effect on the financial statements of the Company.


NOTE 7 - STOCK SPLIT:

On February 13, 1998, the Company announced a two-for-one stock split. Shareholders of record at the close of business on May 1, 1998 will be issued an additional share of the Company's common stock on May 29, 1998 for each share owned on the record date. The number of shares and the per share amounts included in the March 31, 1998 and December 31, 1997 condensed consolidated financial statements have not been restated for the stock split.


FINANCIAL REVIEW


RESULTS OF OPERATIONS - FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Worldwide sales for the first quarter increased 1.5 percent to $3.045 billion
from $3.000 billion in 1997.   Excluding the negative effect of the
relatively stronger U.S. dollar, sales increased 5.1 percent in the first quarter 1998 compared to 1997. Net earnings increased 10.2 percent over the prior year quarter. Basic earnings per common share and diluted earnings per common share increased 11.6 percent and 11.8 percent, respectively, over the prior year.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) of 58.0 percent for the first quarter was up from 55.8 percent one year ago. This increase was primarily due to productivity improvements and cost savings, partially offset by unfavorable product mix, primarily slower sales of pharmaceuticals.

Research and development expenses were $279.9 million in the first quarter 1998. This represented 9.2 percent of net sales, compared to 9.3 percent in 1997. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general, and administrative expenses for the first quarter increased
3.9 percent from the prior year, net of the favorable effect of the relatively stronger U.S. dollar of 3.9%. This net increase reflects inflation and additional selling and marketing support for new and existing products, primarily for pharmaceutical and nutritional products.

Other (income) expense, net, includes net foreign exchange losses of $7.4 million in the 1998 first quarter, compared with net foreign exchange gains of $10.9 million in the same quarter last year.

FINANCIAL REVIEW
(CONTINUED)


INDUSTRY SEGMENTS

Industry segment sales for the first quarter 1998 and the related change from the comparable 1997 period are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the first quarter primarily reflect unit growth. Total sales were unfavorably affected 3.6 percent and international sales were unfavorably affected 9.5 percent by the relatively stronger U. S. dollar in the first quarter.



                                                        FIRST QUARTER
                                                        -------------
SEGMENT SALES                                         1998        PERCENT
(in millions of dollars)                              SALES       INCREASE
----------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:
Domestic                                           $1,200.1       0.1
----------------------------------------------------------------------------
International                                         606.9      (3.2)
----------------------------------------------------------------------------
                                                    1,807.0      (1.1)

Hospital and Laboratory Products:
Domestic                                              736.4      13.0
----------------------------------------------------------------------------
International                                         501.5      (3.9)
----------------------------------------------------------------------------
                                                    1,237.9       5.5

Total All Segments:
Domestic                                            1,936.5       4.6
----------------------------------------------------------------------------
International                                       1,108.4      (3.5)
----------------------------------------------------------------------------
                                                   $3,044.9       1.5
----------------------------------------------------------------------------
----------------------------------------------------------------------------

FINANCIAL REVIEW
(CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1998
COMPARED WITH DECEMBER 31, 1997


Net cash from operating activities for the first quarter 1998 totaled $881 million. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company funded the acquisition of Murex through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at March 31, 1998. These lines of credit support domestic commercial paper borrowing arrangements.

In the first quarter 1998, the Company issued $200 million of debt securities under a registration statement filed with the Securities and Exchange Commission in June 1996. The Company may issue up to an additional $200 million under this registration statement.

During the first quarter 1998, the Company continued its program to purchase its common shares. The Company purchased and retired 2,688,000 shares during this period at a cost of $199 million. As of March 31, 1998, an additional 11,012,000 shares may be purchased in future periods under authorization granted by the Board of Directors in December 1997.


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

PART II.    OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              The Company's 10-K for the fiscal year ended December 31, 1997 described two antitrust suits and five investigations (as of January 31, 1998) in connection with the Company's sale and marketing of infant formula products. During the first quarter of 1998, the court denied the Company's motion to dismiss the case pending in state court in St. Louis, Missouri.

              As reported in the Company's 10-K for the fiscal year ended December 31, 1997, the Company is involved in numerous antitrust suits and two investigations regarding the Company's pricing of pharmaceutical products. As of March 31, 1998, 120 federal cases are pending in the United States District Court for the Northern District of Illinois as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. Four cases previously pending in federal court were remanded to state court. Numerous appeals have arisen out of the case pending in the MDL 997 litigation which has been certified as a class action on behalf of certain retail pharmacies. The petition of the Company (along with other defendants) for certiorari to the United States Supreme Court seeking a reversal of the Court of Appeals' rulings on certain issues was denied on March 23, 1998. The federal retail pharmacy class action trial is scheduled to begin in September 1998.

              As of March 31, 1998, there were 25 cases pending in state court
and one case pending in a District of Columbia court.   As noted above, the
following four cases were remanded to state court by the federal court in the MDL 997 litigations: Clark County, Alabama, Dade County, Florida, Johnson
County, Kansas, and Davidson County, Tennessee.   The Company has entered
into settlement agreements to settle the retail pharmacy lawsuits in Washington County, Wisconsin and one of the suits in Hennepin County, Minnesota. The settlement agreement in the Minnesota lawsuit was approved on December 30, 1997. The settlement agreement in the Wisconsin lawsuit was approved on February 16, 1998. Under the settlement agreements, the Company did not admit liability but did pay $42,767.32 in connection with the Minnesota lawsuit and $147,877.78 in connection with the Wisconsin lawsuit. Motions for certification as a consumer class action were denied in Maine, Michigan, and Minnesota. Appeals of the consumer class certification decisions are pending in Maine and Michigan. Trial in the individual consumer case pending in Michigan is scheduled for July 1998.

              The Company's 10-K for the fiscal year ended December 31, 1997 described five cases (as of January 31, 1998) involving the Company's patents for terazosin hydrochloride, a drug the Company sells under the trademark Hytrin-Registered Trademark-. On March 31, 1998, the Company and Zenith reached an agreement that resolved the litigation between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (patent No. 4,251,532). On April 1, 1998, the Company and Geneva reached an agreement under which Geneva will not market its Food and Drug Administration approved generic terazosin hydrochloride capsules until resolution of the pending litigation between the parties. The Company agreed to make quarterly payments to Zenith and Geneva until the date on which they may enter the market for terazosin hydrochloride under their agreements. Both Zenith and Geneva would be free to enter the market for terazosin hydrochloride in the United States if certain of the Company's patents for terazosin hydrochloride were determined to be invalid or if another company legally enters the generic market in the United States. On April 6, 1998, the Company sued Warner Chilcott, Inc. ("Warner") alleging infringement of one of the Company's patents for terazosin hydrochloride. Warner filed counterclaims alleging, among other things that the Company's agreements with Zenith and Geneva and its course of conduct with respect to terazosin hydrochloride violate the Antitrust laws. Warner seeks unspecified damages.

              While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

              The Company held its Annual Meeting of Shareholders on April
24, 1998.  The following is a summary of the matters voted on at that meeting.

              (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:


            Name               Votes For        Votes Withheld
 K. Frank Austen, M.D.        644,878,769           8,534,278
 Duane L. Burnham             649,189,909           4,223,138
 Paul N. Clark                649,229,974           4,183,073
 H. Laurance Fuller           646,543,750           6,869,297
 Thomas R. Hodgson            649,236,127           4,176,920
 David A. Jones               648,672,816           4,740,231
 The Lord Owen CH             649,117,785           4,295,262
 Robert L. Parkinson, Jr.     649,186,045           4,227,002
 Boone Powell, Jr.            646,617,575           6,795,472
 Addison Barry Rand           646,540,057           6,872,990
 W. Ann Reynolds, Ph.D.       648,864,446           4,548,601
 Roy S. Roberts               648,949,509           4,463,538
 William D. Smithburg         645,922,563           7,490,484
 John R. Walter               648,186,179           5,226,868
 William L. Weiss             646,289,205           7,123,842
 Miles D. White               649,259,002           4,154,045

              (b) The shareholders approved the adoption of the 1998 Abbott Laboratories Performance Incentive Plan. The number of shares cast in favor of the approval of the 1998 Abbott Laboratories Performance Incentive Plan, the number against, and the number abstaining were as follows:

                 For           Against          Abstain
             -----------     ----------        ---------
             606,116,758     41,787,264        5,509,025

              (c) The shareholders ratified the appointment of Arthur Andersen LLP as auditors of the Company. The number of shares cast in favor of the ratification of Arthur Andersen LLP, the number against, and the number abstaining were as follows:

                 For           Against          Abstain
             -----------     ----------        ---------
             649,678,052     2,159,959         1,575,036

              (d) The shareholders rejected a shareholder proposal that the Company adopt the CERES Principles. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

                  For           Against          Abstain      Broker Non-Vote
              ----------      -----------       ----------    ----------------
              43,508,171      491,955,075       33,871,791       84,078,010

Item 6.       Exhibits and Reports on Form 8-K

              a)   Exhibits

                   3.1 Articles of Incorporation of Abbott Laboratories, as amended and effective May 1, 1998 - attached hereto.

                   3.2 Amendment to Articles of Incorporation of Abbott Laboratories - attached hereto.

                   3.3 By-Laws of Abbott Laboratories, as amended and effective April 24, 1998 - attached hereto.

                  10.1 1998 Abbott Laboratories Incentive Performance Plan*- attached hereto.

                  11. Statement re: computation of per share earnings - attached hereto.

                  12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

                  27.   Financial Data Schedule - attached hereto.

              * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

              b)   Reports on Form 8-K

                   None

SIGNATURE

              Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ABBOTT LABORATORIES

                                            /s/ Theodore A. Olson
                                            -----------------------------------
Date: May 14, 1998                          Theodore A. Olson, Vice President
                                            and Controller (Principal Accounting
                                            Officer)