Form 10-Q
period 1998-06-30
ABBOTT LABORATORIES
filed 1998-08-14
CIK 1800

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


(Mark One)

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                            Telephone: (847) 937-6100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X.  No.  .
                                                     --      --

As of July 31, 1998, the Corporation has 1,539,854,873 common shares without par value outstanding.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As reported in the Company's 10-K for the fiscal year ended December 31, 1997, the Company is involved in numerous antitrust suits and two investigations regarding the Company's pricing of pharmaceutical products.
As of June 30, 1998, 120 cases are pending in the United States District court for the Northern District of Illinois as "In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997." A portion of the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. As of July 14, 1998, the Company entered into an agreement to settle the class action portion of the MDL litigation for $57 million. The agreement does not become final until it is approved by the United States District Court for the Northern District of Illinois. A final approval hearing is scheduled for September 9, 1998.

     As of June 30, 1998, there were 25 pharmaceutical pricing cases pending in various state courts and one case pending in a District of Columbia court. The Company has entered into settlement agreements to settle 12 consumer lawsuits pending in the following 11 jurisdictions: Arizona, Florida, Kansas, Maine, Michigan, Minnesota (2), New York, North Carolina, Tennessee, Washington, D.C., and Wisconsin. Under these settlement agreements, the Company agreed to pay a total of $1.65 million. The court in each jurisdiction must approve the agreement before it becomes final.

     While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

              4.1 Resolution of the Company's Board of Directors relating to the 6.0% Note filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K*.

              4.2 Form of $200,000,000 6.0% Note issued pursuant to Indenture - attached hereto.

              4.3 Actions of Authorized Officers with respect to the Company's 6.0% Note - attached hereto.

              4.4 Officers' Certificate and Company Order with respect to the Company's 6.0% Note - attached hereto.

             10.1 Abbott Laboratories Supplemental Pension Plan** - attached hereto.

             12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

             27.    Financial Data Schedule - attached hereto.

             *      Incorporated herein by reference

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


                                  ABBOTT LABORATORIES


                                   /s/ Theodore A. Olson
                                  ---------------------------------------
Date: August 13, 1998             Theodore A. Olson, Vice President
                                  and Controller (Principal Accounting Officer)

                           PART  1  FINANCIAL  INFORMATION

                       ABBOTT  LABORATORIES  AND  SUBSIDIARIES

                    CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                     (UNAUDITED)

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                     (UNAUDITED)

               (Dollars and shares in thousands except per share data)


                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     JUNE 30                       JUNE 30
                                             -------------------------     -------------------------
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
Net Sales.............................       $3,066,753     $2,900,408     $6,111,666     $5,900,222
                                             ----------     ----------     ----------     ----------

Cost of products sold.................        1,297,770      1,217,043      2,577,743      2,544,374
Research and development..............          307,132        320,148        587,008        600,222
Selling, general and administrative...          682,162        651,005      1,364,337      1,307,601
                                             ----------     ----------     ----------     ----------
  Total Operating Cost and Expenses...        2,287,064      2,188,196      4,529,088      4,452,197
                                             ----------     ----------     ----------     ----------

Operating Earnings....................          779,689        712,212      1,582,578      1,448,025
                                             ----------     ----------     ----------     ----------

Interest expense......................           40,401         31,388         78,361         64,142
Interest income.......................          (13,474)       (11,668)       (26,388)       (23,391)
Other (income) expense, net...........          (60,523)       (47,266)      (101,559)       (91,102)
                                             ----------     ----------     ----------     ----------

Earnings Before Taxes.................          813,285        739,758      1,632,164      1,498,376

Taxes on Earnings.....................          227,720        218,229        457,006        442,021
                                             ----------     ----------     ----------     ----------

Net Earnings..........................       $  585,565     $  521,529     $1,175,158     $1,056,355
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


Basic Earnings Per Common Share.......             $.38           $.34           $.77           $.68
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Diluted Earnings Per Common Share.....             $.38           $.33           $.76           $.67
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Cash Dividends Declared
  Per Common Share....................             $.15          $.135           $.30           $.27
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Average Number of Common Shares
  Outstanding Used for Basic Earnings
     Per Common Share..................       1,524,789      1,544,458      1,526,354      1,546,210

Dilutive Common Stock Options.........           21,310         23,205         21,197         22,242
                                             ----------     ----------     ----------     ----------

Average Number of Common Shares
  Outstanding Plus Dilutive Common
     Stock Options.....................       1,546,099      1,567,663      1,547,551      1,568,452
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Outstanding Employee Common Stock
  Options Having No Dilutive Effect...               36            223             36            223
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEET

                                (Dollars in Thousands)


                                                                            JUNE 30       DECEMBER 31
                                                                              1998           1997
                                                                          -----------     -----------
                                                                          (unaudited)
                                              ASSETS

Current Assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    $   251,768    $   230,024
     Investment securities . . . . . . . . . . . . . . . . . . . . . .         71,241         28,986
     Trade Receivables, less allowances of $197,141 in 1998
       and $167,406 in 1997. . . . . . . . . . . . . . . . . . . . . .      1,759,497      1,782,326
     Inventories:
       Finished products . . . . . . . . . . . . . . . . . . . . . . .        730,474        667,355
       Work in process . . . . . . . . . . . . . . . . . . . . . . . .        329,978        287,653
       Materials . . . . . . . . . . . . . . . . . . . . . . . . . . .        368,668        324,892
                                                                          -----------    -----------

         Total Inventories . . . . . . . . . . . . . . . . . . . . . .      1,429,120      1,279,900

     Prepaid expenses, income taxes, and other receivables . . . . . .      1,663,572      1,716,972
                                                                          -----------    -----------

         Total Current Assets. . . . . . . . . . . . . . . . . . . . .      5,175,198      5,038,208
                                                                          -----------    -----------

     Investment Securities Maturing after One Year . . . . . . . . . .        728,521        630,967
                                                                          -----------    -----------

Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . . .      9,119,481      8,790,157
     Less: accumulated depreciation and amortization . . . . . . . . .      4,452,846      4,220,466
                                                                          -----------    -----------

         Net Property and Equipment. . . . . . . . . . . . . . . . . .      4,666,635      4,569,691
Deferred Charges, Intangible and Other Assets. . . . . . . . . . . . .      2,114,186      1,822,202
                                                                          -----------    -----------
                                                                          $12,684,540    $12,061,068
                                                                          -----------    -----------
                                                                          -----------    -----------

                             LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term borrowings and current portion of long-term debt . . .    $ 1,575,454    $ 1,781,352
     Trade accounts payable. . . . . . . . . . . . . . . . . . . . . .        932,490      1,001,058
     Salaries, income taxes, dividends payable, and other accruals . .      2,492,176      2,252,058
                                                                          -----------    -----------

         Total Current Liabilities . . . . . . . . . . . . . . . . . .      5,000,120      5,034,468
                                                                          -----------    -----------

Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,141,258        937,983
                                                                          -----------    -----------

Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . . . .      1,233,193      1,089,940
                                                                          -----------    -----------
Shareholders' Investment:
     Preferred shares, $1 par value
       Authorized - 1,000,000 shares, none issued. . . . . . . . . . .            ...            ...
     Common shares, without par value
       Authorized - 2,400,000,000 shares
       Issued at stated capital amount -
         Shares: 1998: 1,540,307,096; 1997: 1,546,468,504. . . . . . .      1,053,943        907,106

Earnings employed in the business. . . . . . . . . . . . . . . . . . .      4,614,804      4,395,582

Accumulated other comprehensive income . . . . . . . . . . . . . . . .       (275,232)      (230,241)
                                                                          -----------    -----------
                                                                            5,393,515      5,072,447
Less:
Common shares held in treasury, at cost -
     Shares: 1998: 17,728,098; 1997: 18,280,398  . . . . . . . . . . .         46,781         48,238
Unearned compensation - restricted stock awards. . . . . . . . . . . .         36,765         25,532
                                                                          -----------    -----------

         Total Shareholders' Investment. . . . . . . . . . . . . . . .      5,309,969      4,998,677
                                                                          -----------    -----------

                                                                          $12,684,540    $12,061,068
                                                                          -----------    -----------
                                                                          -----------    -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                       (UNAUDITED)

                                  (Dollars in thousands)


                                                            SIX MONTHS ENDED JUNE 30
                                                            -------------------------
                                                               1998           1997
                                                            ----------     ----------
Cash Flow From (Used in) Operating Activities:

    Net earnings.......................................     $1,175,158     $1,056,355
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization......................        393,301        348,436
    Trade receivables..................................         21,679        (95,310)
    Inventories........................................       (150,153)       (43,568)
    Other, net.........................................        257,658         97,993
                                                            ----------     ----------

         Net Cash From Operating Activities............      1,697,643      1,363,906
                                                            ----------     ----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of businesses, net of cash acquired...       (239,777)      (200,394)
    Acquisitions of property and equipment.............       (500,616)      (436,325)
    Investment securities transactions.................       (139,928)        19,380
    Other..............................................          8,206         11,363
                                                            ----------     ----------

         Net Cash (Used in) Investing Activities.......       (872,115)      (605,976)
                                                            ----------     ----------

Cash Flow From (Used in) Financing Activities:

     Proceeds from (repayment of) commercial paper, net.      (156,000)        36,000
     Proceeds from issuance of long-term debt...........       200,000            ...
     Other borrowing transactions, net..................       (42,901)        48,886
     Common share transactions..........................      (365,743)      (421,409)
     Dividends paid.....................................      (435,379)      (394,671)
                                                            ----------     ----------

         Net Cash (Used in) Financing Activities.......       (800,023)      (731,194)
                                                            ----------     ----------

Effect of exchange rate changes on cash and
    cash equivalents...................................         (3,761)       (10,424)
                                                            ----------     ----------

Net Increase in Cash and Cash Equivalents..............         21,744         16,312

Cash and Cash Equivalents, Beginning of Year...........        230,024        110,209
                                                            ----------     ----------

Cash and Cash Equivalents, End of Period...............      $ 251,768      $ 126,521
                                                            ----------     ----------
                                                            ----------     ----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                         ABBOTT LABORATORIES AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1998

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

NOTE 3 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. On July 14, 1998, subject to final court approval, the Company entered into an agreement to settle the independent retail pharmacy federal class action lawsuit for $57 million.

In addition, the Company has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under Federal and state remediation laws and is investigating potential contamination at a number of Company-owned locations.

The matters above are discussed more fully in Note 10 to the financial statements included in the Company's Annual Report on Form 10-K, which is available upon request, and in Part II, Item 1, Legal Proceedings, in this Form.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(Unaudited), Continued


NOTE 4 - ACQUISITIONS:

On April 17, 1998, the Company acquired the common stock of International Murex Technologies Corporation for approximately $234 million in cash. A substantial portion of the purchase price was allocated to intangible assets, including goodwill, which is being amortized over up to 40 years. Had this acquisition taken place on January 1, 1997, consolidated sales and net income would not have been significantly different from reported amounts.

NOTE 5 - COMPREHENSIVE INCOME:


                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30                     JUNE 30
                                            ---------------------     -------------------------
                                              1998         1997          1998           1997
                                            --------     --------     ----------     ----------
Net Earnings                                $585,565     $521,529     $1,175,158     $1,056,355
                                            --------     --------     ----------    -----------
Other comprehensive income:
  Foreign currency translation
    adjustments                                9,841       (8,517)       (35,754)      (108,096)
  Unrealized (losses) gains on
    marketable equity securities             (15,052)       9,401        (15,395)         4,697
  Tax benefit (expense) related to
    items of other comprehensive
      income                                   6,021       (3,760)         6,158         (1,878)
                                            --------     --------     ----------    -----------

Other comprehensive income, net of tax           810       (2,876)       (44,991)      (105,277)
                                            --------     --------     ----------    -----------

Comprehensive income                        $586,375     $518,653     $1,130,167    $   951,078
                                            --------     --------     ----------    -----------
                                            --------     --------     ----------    -----------

As of June 30, 1998, the cumulative net of tax balances for foreign currency translation loss adjustments and the unrealized (gains) on marketable equity securities were $298 million, and ($23) million, respectively.

NOTE 6 - STOCK SPLIT:

On February 13, 1998, the Company announced a two-for-one stock split. Shareholders of record on May 1, 1998 were issued an additional share of the Company's common stock on May 29, 1998 for each share owned on the record date. All shares and per share data in the condensed consolidated financial statements and notes have been adjusted to reflect the stock split.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998
(Unaudited), Continued

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARD:


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact that this statement will have on its financial statements.

FINANCIAL REVIEW


RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1998 COMPARED WITH SAME PERIODS IN 1997

Worldwide sales for the second quarter and first six months increased 5.7 percent and 3.6 percent, respectively, over the comparable 1997 periods. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 8.7 percent and 6.9 percent, respectively, over the comparable 1997
periods.   Net earnings increased 12.3 percent and 11.2 percent,
respectively, in the second quarter and first six months 1998. Basic earnings per common share increased 11.8 percent and 13.2 percent, respectively, over the prior year periods. Diluted earnings per common share increased 15.2 percent and 13.4 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 57.7 percent for the 1998 second quarter, compared to 58.0 percent for the 1997 second quarter. First six months gross profit margin was 57.8 percent, compared to 56.9 percent a year earlier, and was negatively affected by unfavorable sales mix. The relatively stronger U.S. dollar had a negative effect on gross profit margins for both periods.

Research and development expenses were $307.2 million for the second quarter 1998 and $587.0 million for the first six months 1998. Research and development represented 10.0 percent and 9.6 percent of net sales in the second quarter and first six months 1998, compared to 11.0 percent and 10.2 percent in 1997. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter and first six months 1998 increased 4.8 percent and 4.3 percent, respectively, over the comparable prior year periods, net of the favorable effect of the relatively stronger U.S. dollar of 3.1 percent and 3.5 percent, respectively. The net increases reflect inflation, additional selling and marketing support for new and existing products, primarily for pharmaceutical products, and litigation charges.

Other (income) expense, net, includes net foreign exchange losses of $7.6 million for the second quarter and $15.0 million for the first six months 1998, compared to a net foreign exchange loss of $4.0 million and a net foreign exchange gain of $6.8 million, respectively, for the corresponding prior year periods. Other (income) expense, net, also includes the Company's share of the net income from joint ventures, primarily TAP Holdings, Inc., of $70.3 million for the second quarter and $120.6 million for the first six months 1998, compared to $53.7 million and $90.8 million for the respective prior year periods.

On July 27, 1998, the Company announced that it was experiencing manufacturing difficulties with the capsule formulation of its protease inhibitor Norvir. The manufacturing difficulties with Norvir will result in shortages and interruption of the supply of capsules. The Company plans to supply Norvir liquid formulation to provide continued Norvir therapy for patients. During the first six months of 1998, the Company recorded sales of Norvir of $125.5 million. The Company is unable to quantify the effect that the production problems will have on sales in future periods.

FINANCIAL REVIEW
(Continued)


INDUSTRY SEGMENTS

Industry segment sales for the second quarter and first six months 1998 and the related change from the comparable 1997 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the second quarter and first six months 1998 primarily reflect unit growth. Total sales were unfavorably affected 3.0 percent and international sales were unfavorably affected 7.7 percent by the relatively stronger U.S. dollar in the second quarter. On a year-to-date basis, total sales were unfavorably affected 3.3 percent and international sales were unfavorably affected 8.6 percent by the relatively stronger U.S. dollar.


                                         Second Quarter           Six Months
-------------------------------------------------------------------------------
SEGMENT SALES                            1998    Percent         1998   Percent
(in millions of dollars)                Sales    Change         Sales   Change
-------------------------------------------------------------------------------
Pharmaceutical and Nutritional Products:
Domestic                             $1,124.0        3.2     $2,324.1       1.6
-------------------------------------------------------------------------------
International                           609.5        3.9      1,216.4       0.2
-------------------------------------------------------------------------------
                                      1,733.5        3.5      3,540.5       1.1

Hospital and Laboratory Products:
Domestic                                755.8       11.0      1,492.2      12.0
-------------------------------------------------------------------------------
International                           577.5        6.1      1,079.0       1.2
-------------------------------------------------------------------------------
                                      1,333.3        8.8      2,571.2       7.2

Total All Segments:
Domestic                              1,879.8        6.2      3,816.3       5.4
-------------------------------------------------------------------------------
International                         1,187.0        5.0      2,295.4       0.7
-------------------------------------------------------------------------------
                                     $3,066.8        5.7     $6,111.7       3.6
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)


LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1998
COMPARED WITH DECEMBER 31, 1997

Net cash from operating activities for the first six months 1998 totaled $1.698 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company funded the acquisition of Murex through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.5 billion at June 30, 1998. These lines of credit support domestic commercial paper borrowing arrangements.

In the first quarter 1998, the Company issued $200 million of debt securities under a registration statement filed with the Securities and Exchange Commission in June 1996. The Company may issue up to an additional $200 million under this registration statement.

During the first six months 1998, the Company continued its program to purchase its common shares. The Company purchased and retired 11,424,000 shares during this period at a cost of $426 million. As of June 30, 1998, an additional 15,976,000 shares may be purchased in future periods under authorization granted by the Board of Directors in December 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact that this statement will have on its financial statements.

FINANCIAL REVIEW
(Continued)


YEAR 2000

The Year 2000 ("Y2K") issue results from the inability of some computer programs to identify the Year 2000 properly, potentially leading to errors or system failure.

The Company has organized its efforts to resolve the Y2K issue as follows: internal information systems; landlord and embedded systems; electronic products currently marketed or in the field; and suppliers providing products and services to the Company. Progress goals have been established in each area.

Internal information systems were inventoried and assessed, and remediation started in 1992. Virtually all remediation is scheduled to be completed by the end of 1998, and testing completed by mid-1999. Current progress is slightly better than plan.

Landlord and embedded systems were inventoried and Y2K assessment completed by May 1998. The Company's goal is to resolve 75 percent of critical systems by year-end 1998, and 100 percent of critical systems by July 1999. Current progress is according to plan.

The Company has assessed the ability of its medical electronic and software products to cope with the Y2K issue. Customers may access the Company's assessment on the Company's internet web page. Most of the Company's products are not affected by the Y2K issue. For those products requiring remediation, the Company's goal is to provide solutions by June 1999. Current progress is according to plan.

Beginning in March 1998 key suppliers were requested to certify that they were Y2K compliant or, if not, to provide their plans to become compliant. Domestically, 41 percent of suppliers responded; 52 percent of those responding certified compliance currently and 12 percent forwarded action plans. International results are not yet known. Follow-up is being conducted.

Each of the above areas will begin developing contingency plans by the end of 1998, and will continue to develop and update those plans throughout 1999.

The Company's policy is to expense Y2K remediation costs as incurred. Future expenditures to remediate the Company's systems for the Y2K issue are not material to the Company's cash flow, results of operations or financial position.