Form 10-Q
period 1998-09-30
ABBOTT LABORATORIES
filed 1998-11-12
CIK 1800

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                         OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ________________________  to _________________



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

As of October 31, 1998, the Corporation had 1,517,621,345 common shares without par value outstanding.

                          PART I. FINANCIAL INFORMATION

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

             (Dollars and shares in thousands except per share data)

                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      SEPTEMBER 30                      SEPTEMBER 30
                                             ----------------------------      ----------------------------
                                                 1998             1997             1998             1997
                                             -----------      -----------      -----------      -----------
Net Sales ..............................     $ 3,035,767      $ 2,865,184      $ 9,147,433      $ 8,765,406
                                             -----------      -----------      -----------      -----------

Cost of products sold ..................       1,375,010        1,241,842        3,952,753        3,786,216
Research and development ...............         292,078          326,797          879,086          927,019
Selling, general and administrative ....         665,202          675,062        2,029,539        1,982,663
                                             -----------      -----------      -----------      -----------
  Total Operating Cost and Expenses ....       2,332,290        2,243,701        6,861,378        6,695,898
                                             -----------      -----------      -----------      -----------

Operating Earnings .....................         703,477          621,483        2,286,055        2,069,508
                                             -----------      -----------      -----------      -----------

Interest expense .......................          41,027           33,470          119,388           97,612
Interest income ........................         (14,654)         (12,146)         (41,042)         (35,537)
Other (income) expense, net ............         (61,398)         (53,301)        (162,957)        (144,403)
                                             -----------      -----------      -----------      -----------

Earnings Before Taxes ..................         738,502          653,460        2,370,666        2,151,836

Taxes on earnings ......................         206,780          182,011          663,786          624,032
                                             -----------      -----------      -----------      -----------

Net Earnings ...........................     $   531,722      $   471,449      $ 1,706,880      $ 1,527,804
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------


Basic Earnings Per Common Share ........     $       .35      $       .31      $      1.12      $       .99
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------

Diluted Earnings Per Common Share ......     $       .34      $       .30      $      1.10      $       .97
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------

Cash Dividends Declared
  Per Common Share .....................     $       .15      $      .135      $       .45      $      .405
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------

Average Number of Common Shares
  Outstanding Used for Basic Earnings
    Per Common Share ...................       1,520,914        1,536,674        1,524,556        1,542,934

Dilutive Common Stock Options ..........          23,766           22,106           22,052           22,197
                                             -----------      -----------      -----------      -----------

Average Number of Common Shares
  Outstanding Plus Dilutive Common
    Stock Options ......................       1,544,680        1,558,780        1,546,608        1,565,131
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------

Outstanding Common Stock
  Options Having No Dilutive Effect ....             564              319              564              319
                                             -----------      -----------      -----------      -----------
                                             -----------      -----------      -----------      -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                             (Dollars in Thousands)

                                                                          SEPTEMBER 30      DECEMBER 31
                                                                              1998              1997
                                                                          -------------     ------------
                                                                           (unaudited)
                                     ASSETS

Current Assets:
     Cash and cash equivalents............................................$   223,470       $   230,024
     Investment securities................................................     50,563            28,986
     Trade receivables, less allowances of $183,555 in 1998
       and $167,406 in 1997...............................................  1,732,647         1,782,326
     Inventories:
       Finished products..................................................    680,950           667,355
       Work in process....................................................    329,138           287,653
       Materials  ........................................................    384,026           324,892
                                                                          -----------       -----------

          Total inventories...............................................  1,394,114         1,279,900

     Prepaid expenses, income taxes, and other receivables................  1,665,416         1,716,972
                                                                          -----------       -----------

          Total Current Assets............................................  5,066,210         5,038,208
                                                                          -----------       -----------

Investment Securities Maturing after One Year.............................    745,149           630,967
                                                                          -----------       -----------

Property and Equipment, at Cost...........................................  9,201,129         8,790,157
     Less: accumulated depreciation and amortization......................  4,555,362         4,220,466
                                                                          -----------       -----------

          Net Property and Equipment......................................  4,645,767         4,569,691
Deferred Charges, Intangible and Other Assets.............................  2,145,908         1,822,202
                                                                          -----------       -----------
                                                                          $12,603,034       $12,061,068
                                                                          -----------       -----------
                                                                          -----------       -----------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Short-term borrowings and current portion of long-term debt..........$ 1,419,970       $ 1,781,352
     Trade accounts payable...............................................    922,341         1,001,058
     Salaries, income taxes, dividends payable, and other accruals........  2,322,201         2,252,058
                                                                          -----------       -----------

          Total Current Liabilities.......................................  4,664,512         5,034,468
                                                                          -----------       -----------

Long-Term Debt    ........................................................  1,340,845           937,983
                                                                          -----------       -----------

Other Liabilities and Deferrals...........................................  1,223,785         1,089,940
                                                                          -----------       -----------

Shareholders' Investment:
     Preferred shares, $1 par value
       Authorized - 1,000,000 shares, none issued.........................        ...               ...
     Common shares, without par value
       Authorized - 2,400,000,000 shares
       Issued at stated capital amount -
          Shares: 1998: 1,536,366,561; 1997: 1,546,468,504................  1,114,445           907,106

Earnings employed in the business.........................................  4,643,640         4,395,582

Accumulated other comprehensive income....................................   (307,152)         (230,241)
                                                                          -----------       -----------
                                                                            5,450,933         5,072,447

Less:
Common shares held in treasury, at cost -
     Shares: 1998: 17,710,838; 1997: 18,280,398 ..........................     46,735            48,238
Unearned compensation - restricted stock awards...........................     30,306            25,532
                                                                          -----------       -----------

          Total Shareholders' Investment..................................  5,373,892         4,998,677
                                                                          -----------       -----------
                                                                          $12,603,034       $12,061,068
                                                                          -----------       -----------
                                                                          -----------       -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                             (Dollars in Thousands)

                                                                 NINE MONTHS ENDED SEPTEMBER 30
                                                                 -------------------------------
                                                                     1998                1997
                                                                 -----------         -----------
Cash Flow From (Used in) Operating Activities:

    Net earnings ...........................................     $ 1,706,880         $ 1,527,804
    Adjustments to reconcile net earnings to
      net cash from operating activities -
    Depreciation and amortization ..........................         591,032             547,044
    Trade receivables ......................................          14,671            (120,783)
    Inventories ............................................        (135,017)            (64,723)
    Other, net .............................................          90,547             120,869
                                                                 -----------         -----------

         Net Cash From Operating Activities ................       2,268,113           2,010,211
                                                                 -----------         -----------

Cash Flow From (Used in) Investing Activities:

    Acquisitions of businesses, net of cash acquired .......        (242,713)           (201,030)
    Acquisitions of property and equipment .................        (703,677)           (732,388)
    Investment securities transactions .....................        (135,897)             25,515
    Other ..................................................          11,040             (14,088)
                                                                 -----------         -----------

         Net Cash (Used in) Investing Activities ...........      (1,071,247)           (921,991)
                                                                 -----------         -----------

Cash Flow From (Used in) Financing Activities:

      Proceeds from (repayment of) commercial paper, net ...        (301,000)            252,000
      Proceeds from issuance of long-term debt .............         400,000                   .
      Other borrowing transactions, net ....................         (51,748)             22,128
      Common share transactions ............................        (581,419)           (732,687)
      Dividends paid .......................................        (663,824)           (602,723)
                                                                 -----------         -----------

         Net Cash (Used in) Financing Activities ...........      (1,197,991)         (1,061,282)
                                                                 -----------         -----------

Effect of exchange rate changes on cash and
    cash equivalents .......................................          (5,429)             (7,743)
                                                                 -----------         -----------

Net Increase (Decrease) in Cash and Cash Equivalents .......          (6,554)             19,195

Cash and Cash Equivalents, Beginning of Year ...............         230,024             110,209
                                                                 -----------         -----------

Cash and Cash Equivalents, End of Period ...................     $   223,470         $   129,404
                                                                 -----------         -----------
                                                                 -----------         -----------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                      ABBOTT LABORATORIES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

                                   (UNAUDITED)

NOTE 1 - BASIS OF PREPARATION:

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - TAXES ON EARNINGS:

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U. S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands, and Italy.

NOTE 3 - LITIGATION AND ENVIRONMENTAL MATTERS:

The Company is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. On September 9, 1998 the federal court approved the settlement of the independent retail pharmacy federal class action lawsuit for $57 million.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(Unaudited), Continued

NOTE 4 - ACQUISITIONS:

On April 17, 1998, the Company acquired the common stock of International Murex Technologies Corporation for approximately $234 million in cash. A substantial portion of the purchase price was allocated to intangible assets, including goodwill, which is being amortized over 40 years. Had this acquisition taken place on January 1, 1997, consolidated sales and net income would not have been significantly different from reported amounts.

NOTE 5 - COMPREHENSIVE INCOME:
         (Dollars in Thousands)

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                  SEPTEMBER 30                            SEPTEMBER 30
                                        -------------------------------         -------------------------------
                                            1998                1997                1998                1997
                                        -----------         -----------         -----------         -----------
Net Earnings                            $   531,722         $   471,449         $ 1,706,880         $ 1,527,804
                                        -----------         -----------         -----------         -----------
Other comprehensive income:
  Foreign currency translation
    adjustments                             (30,947)            (63,346)            (66,701)           (171,442)
  Unrealized (losses) gains on
    marketable equity securities               (850)             21,908             (16,245)             26,605
  Tax benefit (expense) related to
    items of other comprehensive
      income                                   (123)             (8,763)              6,035             (10,641)
                                        -----------         -----------         -----------         -----------
Other comprehensive income
  (loss), net of tax                        (31,920)            (50,201)            (76,911)           (155,478)
                                        -----------         -----------         -----------         -----------

Comprehensive Income                    $   499,802         $   421,248         $ 1,629,969         $ 1,372,326
                                        -----------         -----------         -----------         -----------
                                        -----------         -----------         -----------         -----------

As of September 30, 1998, the cumulative net of tax balances for foreign currency translation loss adjustments and the unrealized (gains) on marketable equity securities were $329,820, and ($22,668), respectively.

NOTE 6 - STOCK SPLIT:

On February 13, 1998, the Board of Directors approved a two-for-one stock split. Shareholders of record on May 1, 1998 were issued an additional share of the Company's common stock on May 29, 1998 for each share owned on the record date. All shares and per share data in the condensed consolidated financial statements and notes have been adjusted to reflect the stock split.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARD:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact this statement will have on its financial statements.

FINANCIAL REVIEW

RESULTS OF OPERATIONS - THIRD QUARTER AND FIRST NINE MONTHS 1998 COMPARED WITH SAME PERIODS IN 1997

Worldwide sales for the third quarter and first nine months increased 6.0 percent and 4.4 percent, respectively, over the comparable 1997 periods. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 9.3 percent and 7.7 percent, respectively, over the comparable 1997 periods. Net earnings increased 12.8 percent and 11.7 percent, respectively, in the third quarter and first nine months 1998. Basic earnings per common share increased 12.9 percent and 13.1 percent, respectively, over the prior year periods. Diluted earnings per common share increased 13.3 percent and
13.4 percent, respectively, over the prior year periods.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 54.7 percent for the 1998 third quarter, compared to 56.7 percent for the 1997 third quarter, and was negatively affected by the unfavorable effects of the stronger U.S. dollar. First nine months 1998 gross profit margin was 56.8 percent, the same as a year earlier.

Research and development expenses were $292.1 million for the third quarter 1998 and $879.1 million for the first nine months 1998. Research and development represented 9.6 percent of net sales for both the third quarter and first nine months 1998, compared to 11.4 percent and 10.6 percent, respectively, for the third quarter and the first nine months 1997. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the third quarter and first nine months 1998 decreased 1.5 percent and increased 2.4 percent, respectively, over the comparable prior year periods, net of the favorable effect of the relatively stronger U.S. dollar of 3.3 percent and 3.4 percent, respectively. The net increases, exclusive of exchange impact, reflect inflation, additional selling and marketing support for new and existing products, primarily for pharmaceutical products, and litigation charges.

Other (income) expense, net, includes net foreign exchange losses of $5.6 million for the third quarter and $20.6 million for the first nine months 1998, compared to net foreign exchange gains of $4.3 million and $11.2 million, respectively, for the corresponding prior year periods. Other (income) expense, net, also includes the Company's share of the net income from its joint venture, TAP Holdings, Inc., of $69.3 million for the third quarter and $189.9 million for the first nine months 1998, compared to $51.7 million and $142.3 million for the respective prior year periods.

On July 27, 1998, the Company announced that it was experiencing manufacturing difficulties with the capsule formulation of its protease inhibitor Norvir. The manufacturing difficulties with Norvir will result in shortages and interruption of the supply of capsules. The Company plans to supply Norvir liquid formulation to provide continued Norvir therapy for patients. During the first nine months

FINANCIAL REVIEW
(Continued)

of 1998, the Company recorded sales of Norvir of $197.0 million. The Company is unable to quantify the effect that the production problems will have on sales in future periods.

INDUSTRY SEGMENTS

Industry segment sales for the third quarter and first nine months 1998 and the related change from the comparable 1997 periods are shown in the table below. The Pharmaceutical and Nutritional Products segment includes a broad line of adult and pediatric pharmaceuticals and nutritionals, which are sold primarily on the prescription or recommendation of physicians or other health care professionals; consumer products; agricultural and chemical products; and bulk pharmaceuticals. The Hospital and Laboratory Products segment includes diagnostic systems for consumers, blood banks, hospitals, commercial laboratories and alternate-care testing sites; intravenous and irrigation fluids and related administration equipment; drugs and drug delivery systems; anesthetics; critical care products; and other medical specialty products for hospitals and alternate-care sites.

Domestic and international sales for the third quarter and first nine months 1998 primarily reflect unit growth. Total sales were unfavorably affected 3.3 percent and international sales were unfavorably affected 8.7 percent by the relatively stronger U.S. dollar in the third quarter. On a year-to-date basis, total sales were unfavorably affected 3.3 percent and international sales were unfavorably affected 8.6 percent by the relatively stronger U.S. dollar.

                                         Third Quarter           Nine Months
-------------------------------------------------------------------------------
SEGMENT SALES                           1998     Percent        1998    Percent
(in millions of dollars)               Sales     Change        Sales    Change
-------------------------------------------------------------------------------

Pharmaceutical and Nutritional Products:

Domestic                             $1,131.0        5.1     $3,455.0       2.7
-------------------------------------------------------------------------------
International                           585.2        6.4      1,801.7       2.1
-------------------------------------------------------------------------------
                                      1,716.2        5.5      5,256.7       2.5

Hospital and Laboratory Products:

Domestic                                781.8       10.7      2,274.0      11.5
-------------------------------------------------------------------------------
International                           537.8        0.9      1,616.7       1.1
-------------------------------------------------------------------------------
                                      1,319.6        6.5      3,890.7       7.0

Total All Segments:

Domestic                              1,912.8        7.3      5,729.0       6.0
-------------------------------------------------------------------------------
International                         1,123.0        3.7      3,418.4       1.7
-------------------------------------------------------------------------------
                                     $3,035.8        6.0     $9,147.4       4.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

FINANCIAL REVIEW
(Continued)

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1998
COMPARED WITH DECEMBER 31, 1997

Net cash from operating activities for the first nine months 1998 totaled $2.268 billion. The Company expects annual cash flow from operating activities to continue to approximate or exceed the Company's capital expenditures and cash dividends. The Company funded the acquisition of Murex through commercial paper borrowings.

The Company has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $2.505 billion at September 30, 1998. These lines of credit support domestic commercial paper borrowing arrangements.

During the first nine months 1998, the Company issued $400 million of debt securities under a registration statement filed with the Securities and Exchange Commission in 1996. The Company may issue up to $750 million of senior debt securities in the future under a registration statement filed with the Securities and Exchange Commission in September 1998.

During the first nine months 1998, the Company continued its program to purchase its common shares. The Company purchased and retired 17,248,000 shares during this period at a cost of $673.7 million. As of September 30, 1998, an additional 10,152,000 shares may be purchased in future periods under authorization granted by the Board of Directors in December 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivatives as either assets or liabilities in the statement of financial position at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company is assessing the impact this statement will have on its financial statements.

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

Beginning in March 1998 key suppliers were requested to certify that they were Y2K compliant or, if not, to provide their plans to become compliant. Fifty-four percent of suppliers responded; 39 percent of those responding certified compliance currently and 61 percent forwarded action plans. Follow-up with all key suppliers is being conducted according to plan.

Each of the above areas will begin developing contingency plans by the end of 1998, and will continue to develop and update those plans throughout 1999.

The Company's policy is to expense Y2K remediation costs as incurred. Future expenditures to remediate the Company's systems for the Y2K issue are not material to the Company's results of operations, financial position or cash flows.

FINANCIAL REVIEW
(Continued)

EURO CONVERSION

On January 1, 1999, the European Economic and Monetary Union will take effect and introduce the euro as the official single currency of the eleven participating member countries. On that date the currency exchange rates of the participating countries will be fixed against the euro. There will be a three year transition to the euro, and at the end of 2001 the legacy currencies will be eliminated. In 1997 the Company organized an internal cross-functional task force to address the euro issues and expects to be ready for the conversion to the euro. Costs required to prepare for the euro are not material to the Company's financial position, results of operations or cash flows. The impact, if any, of the euro on the Company's competitive position is unknown.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          As reported in the Company's 10-K for the fiscal year ended December 31, 1997, the Company is involved in numerous antitrust suits and two investigations regarding the Company's pricing of pharmaceutical products. As of September 30, 1998, 117 antitrust suits are pending in the United States District Court for the Northern District of Illinois as "In re:
Brand Name Prescription Drug Antitrust Litigation, MDL 997." A portion of the MDL 997 litigation has been certified as a class action on behalf of certain retail pharmacies. In July 1998, the Company entered into an agreement to settle the class action portion of the MDL 997 litigation for $57 million. On September 9, 1998, the United States District Court for the Northern District of Illinois approved that settlement agreement. In addition, during the third quarter of 1998, three other lawsuits pending in the MDL 997 litigation, ALBERTSON'S V. ABBOTT, AMERICAN DRUG V. ABBOTT, and ECKERD V. ABBOTT, were settled and have now been dismissed.

          As of October 15, 1998, 24 pharmaceutical pricing cases were pending in various state courts and one case was pending in a District of
Columbia court.   As reported in the Company's 10-K for the fiscal year ended
December 31, 1997, the Company has entered into settlement agreements in twelve consumer lawsuits pending in the following jurisdictions: Arizona, Florida, Kansas, Maine, Michigan, Minnesota (2), New York, North Carolina, Tennessee, Washington, D.C., and Wisconsin. The court in each jurisdiction must approve the agreement before it becomes final. Courts in Michigan and Wisconsin have approved the settlement agreement.

          The Company has previously disclosed that cases are pending in the United States District Court for the Northern District of Illinois between the Company and Geneva Pharmaceuticals, Inc. ("Geneva"), Invamed, Inc. ("Invamed"), Novopharm Limited ("Novopharm"), Mylan Pharmaceuticals, Inc. ("Mylan"), and Warner Chilcott, Inc. ("Warner") in which the validity of the Company's patent claim covering the form of terazosin hydrochloride used by those companies has been contested. The Geneva, Invamed, and Novopharm cases are all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Company's patent claim is invalid. The Company has appealed those judgments. Both Mylan and Warner have filed motions seeking to have the September 1 ruling applied in their cases.

          While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Item 5.   NOTICE OF DEADLINES FOR SUBMITTING SHAREHOLDER PROPOSALS.

DATE FOR RECEIPT OF 1999 SHAREHOLDER PROPOSALS

          Shareholder proposals for presentation at the 1999 Annual Meeting must be received by the corporation no later than November 10, 1998 and must otherwise comply with the applicable requirements of the Securities and Exchange Commission to be considered for inclusion in the proxy statement and proxy for the 1999 meeting.

PROCEDURE FOR RECOMMENDATION AND NOMINATION OF DIRECTORS AND TRANSACTION OF BUSINESS AT ANNUAL MEETINGS

          A shareholder may recommend persons as potential nominees for director by submitting the names of such persons in writing to the chairman of the nominations and board affairs committee or the secretary of the corporation. Recommendations should be accompanied by a statement of qualifications and confirmation of the person's willingness to serve.

          A shareholder may directly nominate persons for director only by complying with the following procedure: the shareholder must submit the names of such persons in writing to the secretary of the corporation not earlier than the October 1 nor later than the first business day of January prior to the date of the Annual Meeting. The nominations must be accompanied by a statement setting forth the name, age, business address, residence address, principal occupation, qualifications, and number of shares of the corporation owned by the nominee and the name, record address, and number of shares of the corporation owned by the shareholder making the nomination.

          A shareholder may properly bring business before the Annual Meeting of Shareholders only by complying with the following procedure: the shareholder must submit to the secretary of the corporation, not earlier than the October 1 nor later than the first business day of January prior to the date of the Annual Meeting, a written statement describing the business to be discussed, the reasons for conducting such business at the Annual Meeting, the name, record address, and number of shares of the corporation owned by the shareholder making the submission, and a description of any material interest of the shareholder in such business.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Exhibits

               3. By-Laws of Abbott Laboratories, as amended effective as of October 9, 1998, filed as Exhibit 3.1 to Registration Statement on Form S-3, file number 333-65601*.

               4.1 Resolution of the Company's Board of Directors relating to the 5.40% Note filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K*.

               4.2 Form of $200,000,000 5.40% Note issued pursuant to Indenture - attached hereto.

               4.3 Actions of Authorized Officers with respect to the Company's 5.40% Note - attached hereto.

               4.4 Officers' Certificate and Company Order with respect to the Company's 5.40% Note - attached hereto.

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

                                 ABBOTT LABORATORIES

                                  /s/ Theodore A. Olson
                                 --------------------------------------------
Date: November 11, 1998          Theodore A. Olson, Vice President
                                 and Controller (Principal Accounting Officer)