Form 10-K
period 1998-12-31
ABBOTT LABORATORIES
filed 1999-03-09
CIK 1800

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
                            ------------------------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-2189

                     [LOGO]            ABBOTT LABORATORIES

       AN ILLINOIS CORPORATION                      36-0698440
                                          (I.R.S. employer identification
                                                      number)

        100 ABBOTT PARK ROAD                      (847) 937-6100
  ABBOTT PARK, ILLINOIS 60064-6400              (TELEPHONE NUMBER)

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

THE AGGREGATE MARKET VALUE OF THE 1,402,593,853 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 29, 1999, WAS APPROXIMATELY $65,132,952,049. ABBOTT HAS NO NON-VOTING COMMON EQUITY.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 1999: 1,517,068,371.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 1999 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

                        GENERAL DEVELOPMENT OF BUSINESS

    Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products and services.

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the footnote entitled "Segment and Geographic Area Information" of the Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1998 (1998 Annual Report), filed as an exhibit to this report.

                       NARRATIVE DESCRIPTION OF BUSINESS

    Abbott has six revenue segments: Pharmaceutical Products, Diagnostic Products, Hospital Products, Ross Products, International, and Chemical and Agricultural Products. Abbott also has a 50 percent owned joint venture, TAP Holdings Inc.

PHARMACEUTICAL PRODUCTS

    This segment's products include a broad line of adult and pediatric pharmaceuticals which are sold primarily on the prescription or recommendation of physicians.

    The principal products included in this segment are the anti-infectives clarithromycin, sold in the United States under the trademark
Biaxin-Registered Trademark-, and various forms of erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and E.E.S.-Registered Trademark-; agents for the treatment of epilepsy, migraine and bipolar disorder, including Depakote-Registered Trademark- and Gabitril-Registered Trademark-; a broad line of cardiovascular products, including Hytrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug; TriCor-TM- for the treatment of elevated triglycerides; and the anti-viral
Norvir-Registered Trademark-, a protease inhibitor for the treatment of HIV infection. In addition, this segment co-promotes the proton pump inhibitor Prevacid-Registered Trademark- (lansoprazole), for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis, under an agreement with TAP Pharmaceuticals, Inc.

    This segment markets its products in the United States. These products are generally sold directly to wholesalers, government agencies, health care facilities, and independent retailers from Abbott-owned distribution centers and public warehouses. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

    Competition is generally from other broad line pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a

------------------------

* As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

DIAGNOSTIC PRODUCTS

    This segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, alternate-care testing sites, and consumers.

    The principal products included in this segment are screening tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of HIV antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; laboratory tests and therapeutic drug monitoring systems such as TDx-Registered Trademark-; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Abbott Aeroset-TM-, Abbott Alycon-TM-, and Abbott Vision-Registered Trademark-; Quantum-TM-; AxSYM-Registered Trademark-, Commander-Registered Trademark-, IMx-Registered Trademark-, and Abbott PRISM-Registered Trademark- lines of diagnostic instruments and chemical reagents used to perform immunoassay diagnostic tests; the Murex-Registered Trademark- line of microtiter-based immunoassay test kits; the LCx-Registered Trademark- amplified probe system and reagents; the Abbott TestPack-Registered Trademark- system for rapid diagnostic testing; a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark-series; the MediSense-Registered Trademark- line of blood glucose monitoring meters and test strips for diabetics including Precision
Q.I.D.-Registered Trademark-, the Precision G-Registered Trademark- hospital system, the ExacTech-Registered Trademark-, the MediSense II-TM-, and the ExacTech RSG-TM-; and the Fact Plus-Registered Trademark- and Fact Plus-Registered Trademark- One Step pregnancy tests. In addition, this segment distributes the i-STAT-Registered Trademark- point-of-care testing system through an exclusive long-term sales and marketing alliance with i-STAT Corporation. In the second quarter of 1998, Abbott acquired, for cash, all of the outstanding shares of International Murex Technologies Corporation, a manufacturer of microtiter-based immunoassay test kits.

    This segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for diabetics and the Fact Plus-Registered Trademark- and Fact
Plus-Registered Trademark- One Step pregnancy tests are sold over the counter to consumers.

    This segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefited from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

HOSPITAL PRODUCTS

    This segment's products include drugs and drug delivery systems, perioperative and intensive care products, cardiovascular products, renal products, oncology products, intravenous and irrigation solutions, related manual and electronic administration equipment, and diagnostic imaging products for hospitals and alternate-care sites.

    The principal products included in this segment are hospital injectables including Carpuject-Registered Trademark- and FirstChoice-Registered Trademark-generics; premixed intravenous drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark- drug and nutritional delivery systems; anesthetics, including
Pentothal-Registered Trademark-, Amidate-Registered Trademark-, Ultane-Registered Trademark-, isoflurane and enflurane; products for anxiety, nausea and pain associated with surgery; cardiovascular products including Opticath-Registered Trademark- and OptiQ-TM- advanced sensor catheters, Transpac-Registered Trademark- for hemodynamic monitoring, peripheral wires, catheters and other specialty cardiac products; Calcijex-Registered Trademark- and Zemplar-Registered Trademark-, injectable agents for treatment of bone disease in hemodialysis patients; intravenous solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products, LifeShield-Registered Trademark- needleless products, and Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and Liposyn-Registered Trademark-; Plum-Registered Trademark-,
Omni-Flow-Registered Trademark- and Abbott

AIM-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia systems; venipuncture products; diagnostic imaging products used in MRI (magnetic resonance imaging) and CT (computed tomography) imaging; and Faultless-Registered Trademark- rubber sundry products.

    This segment markets its products in the United States. They are generally distributed to wholesalers and directly to hospitals from Abbott-owned distribution centers and public warehouses. This segment also develops and manufactures products for other companies.

    This segment's products are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefited from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

ROSS PRODUCTS

    This segment's products include a broad line of adult and pediatric nutritionals. These products are sold primarily on the recommendation of physicians or other health care professionals. The segment also includes specialty pharmaceuticals and consumer products.

    Principal nutritional products include various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, and Similac NeoSure-TM-; and other adult and pediatric products, including Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Ensure-Registered Trademark-Light, Jevity-Registered Trademark-, Glucerna-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, and Pulmocare-Registered Trademark-. Principal consumer products include the dandruff shampoo Selsun
Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; and Tronolane-Registered Trademark- hemorrhoid medication. The principal pharmaceutical product is Survanta-Registered Trademark-. In addition, this segment co-promotes Synagis-Registered Trademark- under an agreement with Medimmune Incorporated.

    This segment markets its products in the United States. Nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other broad line and specialized health care manufacturers. Nutritional products are subject to competition in price, formulation, scientific innovation, and promotional initiatives.

    This segment's pharmaceutical products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for pharmaceutical products are directed at securing the prescription of Abbott's brand of products by physicians. Competition is generally from other broad line pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

    Consumer products and Ensure-Registered Trademark- retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, formulation, scientific innovation, price, and availability of generic product forms.

    Ensure-Registered Trademark- is the leading adult nutritional and Similac-Registered Trademark- is a leading infant formula in the United States. (Source: A. C. Nielsen Co.)

INTERNATIONAL

    This segment's products include a broad line of hospital, pharmaceutical and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

    This segment's principal products include the anti-infectives clarithromycin, sold under the trademarks Biaxin-Registered Trademark-, Klacid-Registered Trademark- and Klaricid-Registered Trademark-, tosufloxacin, sold in Japan under the trademark Tosuxacin-Registered Trademark-, various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer-coated erythromycin, Erythrocin-Registered Trademark-, and E.E.S.-Registered Trademark-, and Norvir-Registered Trademark-, a protease inhibitor for the treatment of HIV infection; Lupron-Registered Trademark-, also marketed as Lucrin-Registered Trademark-, used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids; Prevacid-Registered Trademark- (lansoprazole), a proton pump for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; various cardiovascular products, including
Loftyl-Registered Trademark-, a vasoactive agent; Hytrin-Registered Trademark-, also marketed as Hitrin-Registered Trademark- and Flotrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia, and candesartan, sold under the trademarks Blospress-TM- and Tiadyl-TM-, an angiotension 2 antagonist; meloxicam, a preferential COX-2 inhibitor; various forms of infant formulas and follow-on formulas, including Similac Advance-Registered Trademark-, Gain-Registered Trademark- and Abbott Grow-TM-; various adult medical nutritionals, including
Ensure-Registered Trademark-, Glucerna-Registered Trademark- and Jevity-Registered Trademark-; and a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane-Registered Trademark- and in a few other markets as Ultane-Registered Trademark-), isoflurane and enflurane; specialty generic injectables such as Calcijex-Registered Trademark- and Survanta-Registered Trademark-; and electronic drug delivery systems sold in selective international markets.

    This segment's pharmaceutical and nutritional products are generally sold directly to government agencies, retailers, wholesalers, and health care facilities. In most cases, they are distributed from Abbott-owned distribution centers. Certain products are co-marketed with other companies. Some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Competition is generally from other broad line and specialized pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other broad line and specialized health care manufacturers and food companies. Nutritional products are subject to competition in price, formulation and promotional initiatives.

    This segment's hospital products are generally distributed to wholesalers and directly to hospitals from distribution centers maintained by Abbott. This segment is subject to competition in technological innovation, price, convenience of use, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Products in this segment can be subject to rapid product obsolescence. Abbott has benefited from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

CHEMICAL AND AGRICULTURAL PRODUCTS

    This segment's products include agricultural and chemical products, bulk pharmaceuticals, and animal health products.

    Principal agricultural and animal health products include plant growth regulators, including ProGibb-Registered Trademark- and
ReTain-Registered Trademark-; herbicides; larvicides, including VectoBac-Registered Trademark-; biologically derived insecticides, including DiPel-Registered Trademark- and XenTari-Registered Trademark-; anti-infectives, and medical surgical products, including Propoflo-TM-, Isoflo-Registered Trademark- and LIFECARE-Registered Trademark-. Principal chemical products include erythromycin, leuprolide, and terazosin hydrochloride.

    This segment markets its products worldwide. Agricultural, animal health and bulk pharmaceutical products are generally sold to agricultural distributors, growers, companion animal health product distributors, veterinarians and pharmaceutical companies from Abbott-owned distribution centers and public warehouses. Outside the United States sales are made either directly to customers or through distributors, depending on the market served. Competition is primarily from chemical, animal health and agricultural companies. Competition is based on numerous factors depending on the market served. Competitive factors include product performance, quality, price, and technological advantages.

TAP HOLDINGS INC.

    Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Holdings Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc.
(TAP), develops and markets pharmaceutical products in the United States. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron Depot-Registered Trademark-, a sustained release form of Lupron-Registered Trademark-, in the United States. Lupron-Registered Trademark-and Lupron Depot-Registered Trademark- are used principally for the palliative treatment of advanced prostate cancer and the treatment of endometriosis. TAP also markets Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with Abbott for Prevacid-Registered Trademark-. Its principal indications are for heartburn and other symptoms associated with gastroesophageal reflux disease (GERD), erosive esophagitis, short-term treatment of duodenal ulcers, the maintenance of healed erosive esophagitis and duodenal ulcers. Abbott has marketing rights to certain Takeda products in select Latin American markets. Abbott also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, Lupron Depot-Ped-Registered Trademark-, and Prevacid-Registered Trademark- in select markets outside the United States.

    TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of TAP's brand of products by physicians. Certain products are co-marketed with Abbott. Managed care purchasers, for example, health maintenance organizations (HMOs) and pharmacy benefit managers, are increasingly important customers. Competition is generally from pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off patent.

            INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Abbott purchases, in the ordinary course of business, necessary raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and overseas. There have been no recent significant availability problems or supply shortages.

PATENTS, TRADEMARKS, AND LICENSES

    Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns, has applications pending for, and is licensed under a substantial number of patents. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 1999 to 2019, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin, are material in relation to Abbott's business as a whole. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. In addition, the patents, licenses, and trademarks related to Depakote-Registered Trademark- and Hytrin-Registered Trademark- are significant for Abbott's Pharmaceutical Products segment. The original United States product patents covering Depakote-Registered Trademark- will expire in 2008. In the United States, the original compound patent covering Hytrin-Registered Trademark- has expired. Litigation involving Abbott's patents covering Depakote-Registered Trademark- and Hytrin-Registered Trademark- is discussed in Legal Proceedings on pages 11 and 12.

    While it is not feasible to predict with certainty the date on which a generic form of terazosin hydrochloride, the drug which Abbott sells under the trademark Hytrin-Registered Trademark-, could become available in the United States, management currently does not expect a generic form of terazosin hydrochloride to become available before the end of the second quarter of 1999. Abbott believes generic competition would adversely impact sales of Hytrin-Registered Trademark-. In 1998, Abbott recorded United States sales of Hytrin-Registered Trademark- of $542 million. Pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that the foregoing statements regarding generic terazosin hydrochloride are forward-looking statements or projections and are subject to risks and uncertainties that may cause actual results to differ materially from those projected. These include developments in the pending litigation. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Exhibit 99.1.

SEASONAL ASPECTS, CUSTOMERS, BACKLOG, AND RENEGOTIATION

    There are no significant seasonal aspects to Abbott's business. The incidence of certain infectious diseases which occur at various times in different areas of the world does, however, affect the demand for Abbott's anti-infective products. Orders for Abbott's products are generally filled on a current basis, and order backlog is not material to Abbott's business. No single customer accounted for sales equaling 10 percent or more of Abbott's consolidated net sales. No material portion of Abbott's business is subject to renegotiation of profits or termination of contracts at the election of the government.

RESEARCH AND DEVELOPMENT

    Abbott spent $1,221,593,000 in 1998, $1,302,403,000 in 1997, and
$1,204,841,000 in 1996 on research to discover and develop new products and processes and to improve existing products and processes. Abbott continues to concentrate research expenditures on pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 1998 were approximately $28 million and $49 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $19 million and $54 million, respectively, in 1999.

    Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 21 locations in the United States and Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at two Abbott-owned sites, and has initiated remediation at four sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

    While it is not feasible to predict with certainty the costs related to the previously described investigation and cleanup activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

EMPLOYEES

    Abbott employed 56,236 persons as of December 31, 1998.

REGULATION

    The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, and manufacturing, marketing, sampling, distribution, recordkeeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

    In late 1998, the United States Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product Abbokinase due to Current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. In January 1999, after Abbott revised the product's labeling to add additional warnings and the FDA issued a health care provider information sheet, the FDA released certain lots that were under its review. The FDA subsequently established new criteria for the release of additional lots. Abbott is instituting changes to its procedures in response to the FDA. Abbott cannot predict whether these changes will resolve FDA's concerns or the effect of this matter on future sales of Abbokinase. During 1998, Abbott sold approximately $277 million of Abbokinase, primarily in the United States.

    Continuing studies of the utilization, safety, and efficacy of health care products and their components are being conducted by industry, government agencies, and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of marketing of such products and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

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

    In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. Over the last five years, all of the states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program. The Child Nutrition and WIC Reauthorization Act of 1989 requires all states participating in WIC to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

    Governmental regulatory agencies require prescription drug manufacturers to pay fees. The FDA imposes substantial fees on various aspects of the approval, manufacture, and sale of proprietary prescription drugs. The FDA's authority to impose these fees was reauthorized by the Food and Drug Administration Modernization Act of 1997.

    Abbott expects debate to continue during 1999 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations are having an impact on United States regulations, as well. The International Organization for Standardization (ISO) provides the criteria for meeting the regulations for medical devices within the European Union. Abbott has made significant strides in gaining ISO 9000 and European Norm 46000 certification for facilities that manufacture devices for European markets. The FDA recently adopted regulations governing the manufacture of medical devices that appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

    Efforts to reduce health care costs are also being made in the private sector. Health care providers have responded by instituting various cost reduction and containment measures.

    It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

                            INTERNATIONAL OPERATIONS

    Abbott markets products in approximately 130 countries through affiliates and distributors. Most of the products discussed in the preceding sections of this report are also sold outside the United States. In addition, certain products of a local nature and variations of product lines to meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

ITEM 2. PROPERTIES

    Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants are listed below.

                        LOCATION                                   INDUSTRY SEGMENTS OF PRODUCTS PRODUCED
--------------------------------------------------------  --------------------------------------------------------
Abbott Park, Illinois                                     Pharmaceutical Products, Diagnostic Products, and
                                                            Hospital Products
Abingdon, England                                         Diagnostic Products
Altavista, Virginia                                       Ross Products
Ashland, Ohio                                             Hospital Products
Austin, Texas                                             Hospital Products
Barceloneta, Puerto Rico                                  Pharmaceutical Products, Diagnostic Products, and
                                                            Chemical and Agricultural Products
Bedford, Massachusetts                                    Diagnostic Products
Brockville, Canada                                        International
Campoverde, Italy                                         International
Casa Grande, Arizona                                      Ross Products
Columbus, Ohio                                            Ross Products
Delkenheim, Germany                                       Diagnostic Products
Haina, San Cristoba, Dominican Republic                   Hospital Products
Irving, Texas                                             Diagnostic Products
Laurinburg, North Carolina                                Hospital Products
McPherson, Kansas                                         Hospital Products
Montreal, Canada                                          International
Morgan Hill, California                                   Hospital Products
North Chicago, Illinois                                   Pharmaceutical Products, Hospital Products, and Chemical
                                                            and Agricultural Products
Queenborough, England                                     International
Rocky Mount, North Carolina                               Hospital Products
Salt Lake City, Utah                                      Hospital Products
Santa Clara, California                                   Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland                Diagnostic Products and International
Sturgis, Michigan                                         Ross Products
St. Remy, France                                          International
Tokyo, Japan                                              Diagnostic Products
Zwolle, The Netherlands                                   International

    In addition to the above, Abbott has manufacturing facilities in five other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 14 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States, including Puerto Rico, Abbott owns 11 distribution centers. Abbott also has 14 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Irving, Texas; Long Grove, Illinois; Madera, California; McPherson, Kansas; Morgan Hill, California; Norcross, Georgia; North Chicago, Illinois; Santa Clara, California; and San Diego, California. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Canada, France, Germany, Ireland, Japan, The Netherlands, South Africa, Spain and the United Kingdom.

    The corporate offices, and those principal plants in the United States that are listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS

    Abbott is involved in various claims and legal proceedings, including (as of January 31, 1999), one antitrust suit and five investigations in connection with Abbott's sale and marketing of infant formula products, 134 antitrust suits and two investigations in connection with Abbott's pricing of prescription pharmaceuticals, two cases involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote-Registered Trademark-, five cases involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-, and one antitrust suit involving Hytrin-Registered Trademark-.

    The infant formula antitrust cases allege that Abbott conspired with one or more of its competitors to fix prices, restrain trade and monopolize the market for infant formula in violation of state antitrust laws. The suits have been brought on behalf of individuals and name Abbott and certain other infant formula manufacturers as defendants. The cases sought treble damages, civil penalties, and other relief. On November 7, 1997, the Louisiana District Court dismissed the plaintiff's complaint in the case that was pending in Louisiana. The plaintiffs have appealed that decision. The appellate court has certified the questions raised in the appeal to the state supreme court for its consideration. In 1997, a case purporting to be a statewide consumer class action was filed in state court in St. Louis, Missouri. It was voluntarily dismissed in December 1998. Investigations are being conducted by the Attorneys General of the states of California, Connecticut, New York, Pennsylvania, and Wisconsin. These matters are no longer considered a possible material legal proceeding and, therefore, no further information will be given with respect to them.

    As of January 31, 1999, 116 prescription pharmaceutical pricing antitrust cases were pending in federal court and 18 were pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts:
Tuscaloosa County and Clarke County, Alabama; Alameda County, California; Monterey County, California; San Francisco County, California (eight cases); San Joaquin County, California; Johnson County, Kansas;

Prentiss County, Mississippi; Mecklenburg County, North Carolina; and Cocke County and Davidson County, Tennessee. Abbott entered into settlement agreements in twelve consumer lawsuits pending in the following jurisdictions: Arizona, Florida, Kansas, Maine, Michigan, Minnesota (2), New York, North Carolina, Tennessee, Washington, D.C., and Wisconsin. The court in each jurisdiction must approve the agreement before it becomes final. Courts in Arizona, Florida, Maine, Michigan, Minnesota (2), New York, Washington, D.C. and Wisconsin have approved the settlement agreement. The investigations are being conducted by the Attorney General of Illinois and the Federal Trade Commission.

    As of January 31, 1999, two cases were pending involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote-Registered Trademark-. On October 24, 1997, after having been notified that TorPharm, a division of Apotex, Inc. ("TorPharm") had applied to the Federal Food and Drug Administration (the "FDA") for approval for a generic version of divalproex sodium, Abbott sued TorPharm in the United States District Court for the Northern District of Illinois alleging patent infringement. TorPharm contends that its product does not infringe Abbott's patents and that, in any event, the patents are invalid and unenforceable. On August 28, 1992, after having been notified that Alra Laboratories, Inc. ("Alra") had applied to the FDA for approval for a generic version of divalproex sodium, Abbott sued Alra in the United States District Court for the Northern District of Illinois alleging patent infringement. Alra filed counterclaims alleging that Abbott fraudulently delayed Alra's entry into the market for divalproex sodium and seeking money damages. Alra contended that its product did not infringe Abbott's patents and that, in any event, those patents were invalid and unenforceable. Alra filed motions for summary judgment on the issues of infringement and validity. Abbott filed a motion for summary judgment on the issue of infringement. On October 20, 1997, the court granted Abbott's motion for summary judgment and found that Alra's product infringes Abbott's patents. The court denied Alra's motions for summary judgment on the issues of infringement and patent invalidity and dismissed the lawsuit. Alra filed a motion for reconsideration of the court's ruling. That motion was granted in part and denied in part. The court has stayed its earlier rulings on validity and infringement pending further proceedings.

    As of January 31, 1999, five cases involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark
Hytrin-Registered Trademark-, were pending in the United States District Court for the Northern District of Illinois. Abbott has been separately notified first by Geneva Pharmaceuticals, Inc. ("Geneva") in April 1996, and then by Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed"), Mylan Pharmaceuticals, Inc. ("Mylan"), and Warner Chilcott, Inc. ("Warner") that these corporations had applied to the Federal Food and Drug Administration for approval for a generic version of terazosin hydrochloride. Abbott sued each of these corporations alleging patent infringement. These lawsuits were filed on June 4, 1996, against Geneva, on September 13, 1996, against Novopharm, on August 1, 1997, against Mylan, on October 28, 1997, against Invamed and on April 6, 1998, against Warner. These corporations contend that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. Additionally, in April 1996, Zenith Laboratories, Inc. ("Zenith") sued Abbott in the United States District Court for the District of New Jersey alleging that Abbott had engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith sought money damages and a declaration that certain of Abbott's patents covering terazosin hydrochloride are invalid. Abbott filed counterclaims alleging patent infringement. On March 31, 1998, Abbott and Zenith reached an agreement that resolved the litigation between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva reached an agreement under which Geneva will not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they may enter the market for terazosin hydrochloride under their agreements. Both Zenith and Geneva would be free to enter the market for terazosin hydrochloride in the United States, if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally enters the generic market in the United States. The Geneva, Invamed, and Novopharm cases were all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Abbott patent at issue in those cases is invalid. Abbott has appealed these rulings. On November 19, 1998, the judge hearing the Warner case granted Warner's motion for summary judgment applying the ruling issued September 1 in the Geneva, Novopharm and Invamed cases to the Warner case as well. Abbott has appealed this ruling. Warner has voluntarily dismissed its counterclaims that had alleged that Abbott's conduct with respect to Hytrin-Registered Trademark- violated the antitrust laws. Mylan has also filed a motion for summary judgment seeking to have the ruling issued September 1 in the Geneva, Novopharm and Invamed cases applied in its case, as well.

    On December 18, 1998, Louisiana Wholesale Drug Co. sued Abbott, Geneva and Zenith in the United States District Court for the Southern District of Florida alleging that Abbott's agreements with Geneva and Zenith regarding terazosin hydrochloride violate the federal antitrust laws. The case purports to be a class action and seeks actual damages, treble damages, civil penalties, and other relief. Abbott intends to file a response denying all substantive allegations.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Officers of Abbott are elected annually by the board of directors at the first meeting held after the annual shareholders meeting. Each officer holds office until a successor has been duly elected and qualified or until the officer's death, resignation, or removal. Vacancies may be filled at any meeting of the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott.

    Current corporate officers, and their ages as of March 1, 1999, are listed below. The officers' principal occupations and employment from January 1994 to March 1, 1999 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

MILES D. WHITE**, 43

    1994 -- Vice President, Diagnostic Systems and Operations.

    1994 to 1998 -- Senior Vice President, Diagnostics Operations.

    1998 to 1999 -- Executive Vice President and Director.

    1999 to present -- Chief Executive Officer and Director.

    Elected Corporate Officer -- 1993.

ROBERT L. PARKINSON, JR.** 48

    1994 to 1995 -- Senior Vice President, Chemical and Agricultural Products.

    1995 to 1998 -- Senior Vice President, International Operations.

    1998 to 1999 -- Executive Vice President and Director.

    1999 to present -- President, Chief Operating Officer and Director.

    Elected Corporate Officer -- 1989.

JOY A. AMUNDSON**, 44

    1994 -- Vice President, Corporate Hospital Marketing.

    1994 to 1995 -- Vice President, Abbott HealthSystems.

    1995 to 1998 -- Senior Vice President, Chemical and Agricultural Products.

    1998 to present -- Senior Vice President, Ross Products.

    Elected Corporate Officer -- 1990.

THOMAS D. BROWN**, 50

    1994 to 1998 -- Vice President, Diagnostics Commercial Operations.

    1998 to present -- Senior Vice President, Diagnostics Operations.

    Elected Corporate Officer -- 1993.

GARY P. COUGHLAN**, 55

    1994 to present -- Senior Vice President, Finance and Chief Financial
                       Officer.

    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 57

    1994 -- Vice President and Associate General Counsel, Bristol-Myers Squibb
            Company (Health and personal care products company).

    1994 -- Vice President, Secretary and Associate General Counsel,
            Bristol-Myers Squibb Company.

    1994 to present -- Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer -- 1994.

WILLIAM G. DEMPSEY **, 47

    1994 to 1995 -- Divisional Vice President and General Manager, Abbott
                    Critical Care Systems.

    1995 to 1996 -- Divisional Vice President, Hospital Products Business Sector
                    Sales.

    1996 to 1998 -- Vice President, Hospital Products Business Sector.

    1998 to present -- Senior Vice President, Chemical and Agricultural
                       Products.

    Elected Corporate Officer -- 1996.

RICHARD A. GONZALEZ**, 45

    1994 to 1995 -- Divisional Vice President and General Manager, U.S. and
                    Canada, Diagnostic Products.

    1995 to 1998 -- Vice President, Abbott HealthSystems.

    1998 to present -- Senior Vice President, Hospital Products.

    Elected Corporate Officer -- 1995.

ARTHUR J. HIGGINS**, 42

    1994 -- Regional Director, Europe, Africa, and Middle East.

    1994 to 1995 -- Divisional Vice President, Commercial Operations, Abbott
                    International Division.

    1995 to 1996 -- Divisional Vice President, Pacific, Asia, and Africa
                    Operations.

    1996 to 1998 -- Vice President, Pacific, Asia, and Africa Operations.

    1998 to present -- Senior Vice President, Pharmaceutical Operations.

    Elected Corporate Officer -- 1996.

THOMAS M. WASCOE**, 52

    1994 to 1999 -- Divisional Vice President, Human Resources, Diagnostics
                    Operations.

    1999 to present -- Senior Vice President, Human Resources.

    Elected Corporate Officer -- 1999.

JOSEF WENDLER**, 49

    1994 to 1995 -- Vice President, Pacific, Asia, and Africa Operations.

    1995 to 1998 -- Vice President, European Operations.

    1998 to present -- Senior Vice President, International Operations.

    Elected Corporate Officer -- 1993.

CATHERINE V. BABINGTON**, 46

    1994 to 1995 -- Director, Corporate Communications.

    1995 to present -- Vice President, Investor Relations and Public Affairs.

    Elected Corporate Officer -- 1995.

PATRICK J. BALTHROP, 42

    1994 to 1995 -- Divisional Vice President and Sector General Manager,
                    Diagnostic Products.

    1995 to 1996 -- Divisional Vice President and General Manager, U.S. and
                    Canada, Diagnostic Products.

    1996 to 1998 -- Vice President, Diagnostics Operations, U.S. and Canada.

    1998 to present -- Vice President, Diagnostics Commercial Operations.

    Elected Corporate Officer -- 1996.

MARK E. BARMAK, 57

    1994 to 1995 -- Divisional Vice President and Associate General Counsel,
                    Litigation.

    1995 to present -- Vice President, Litigation and Government Affairs.

    Elected Corporate Officer -- 1995.

CHRISTOPHER B. BEGLEY**, 46

    1994 to 1996 -- Vice President, Hospital Products Business Sector.

    1996 to 1998 -- Vice President, MediSense Operations.

    1998 to present -- Vice President, Abbott HealthSystems.

    Elected Corporate Officer -- 1993.

DOUGLAS C. BRYANT, 41

    1994 to 1995 -- Regional Sales Manager, Diagnostics Division.

    1995 to 1997 -- General Manager, United Kingdom and Ireland, Diagnostics
                    Division.

    1997 to 1998 -- Commercial Director, Asia and Pacific, Diagnostics Division.

    1998 to present -- Vice President, Diagnostics Operations, Asia and Pacific.

    Elected Corporate Officer -- 1998.

GARY R. BYERS**, 57

    1994 to present -- Vice President, Internal Audit.

    Elected Corporate Officer -- 1993.

THOMAS F. CHEN, 49

    1994 -- General Manager, Korea and Taiwan.

    1994 to 1996 -- General Manager Taiwan and People's Republic of China Task
                    Force.

    1996 to 1998 -- Regional Director, Taiwan and People's Republic of China.

    1998 to present -- Vice President, Pacific, Asia, and Africa Operations.

    Elected Corporate Officer -- 1998.

KENNETH W. FARMER**, 54

    1994 to present -- Vice President, Management Information Services and
                       Administration.

    Elected Corporate Officer -- 1985.

EDWARD J. FIORENTINO, 40

    1994 -- Business Unit Director, Antimicrobials, Pharmaceuticals Division.

    1994 to 1998 -- Divisional Vice President, Marketing, Pharmaceuticals
                    Division.

    1998 to present -- Vice President, Pharmaceutical Products, Marketing and
                       Sales.

    Elected Corporate Officer -- 1998.

THOMAS C. FREYMAN**, 44

    1994 to present -- Vice President and Treasurer.

    Elected Corporate Officer -- 1991.

STEPHEN R. FUSSELL, 41

    1994 to 1996 -- Vice President, Total Compensation, Nestle USA (diversified food company).

    1996 to 1999 -- Divisional Vice President, Compensation and Benefits.

    1999 to present -- Vice President, Compensation and Development.

    Elected Corporate Officer -- 1999.

DAVID B. GOFFREDO, 44

    1994 to 1995 -- Divisional Vice President, Pharmaceutical Products Sales and
                    Marketing.

    1995 to 1998 -- Vice President, Pharmaceutical Products, Marketing and
                    Sales.

    1998 to present -- Vice President, European Operations.

    Elected Corporate Officer -- 1995.

GUILLERMO A. HERRERA, 45

    1994 -- Regional Director, Europe, Abbott International.

    1994 -- General Manager, Abbott Spain and Portugal.

    1994 to 1996 -- Area Vice President, Latin America.

    1996 to 1998 -- Vice President, Latin America Operations.

    1998 to present -- Vice President, Latin America and Canada Operations.

    Elected Corporate Officer -- 1996.

JAY B. JOHNSTON, 55

    1994 to present -- Vice President, Diagnostic Assays and Systems.

    Elected Corporate Officer -- 1993.

JAMES J. KOZIARZ, 50

    1994 to present -- Vice President, Diagnostic Products Research and
                       Development.

    Elected Corporate Officer -- 1993.

JOHN M. LEONARD, 41

    1994 to 1996 -- Venture Head, Pharmaceutical Products Research and
                    Development.

    1996 to 1997 -- Therapeutic Area Venture Head, Pharmaceutical Products
                    Research and Development.

    1997 to 1999 -- Divisional Vice President, Pharmaceutical Development,
                    Pharmaceutical Products Research and Development.

    1999 to present -- Vice President, Pharmaceutical Development.

    Elected Corporate Officer -- 1999.

JOHN F. LUSSEN**, 57

    1994 to present -- Vice President, Taxes.

    Elected Corporate Officer -- 1985.

EDWARD L. MICHAEL, 42

    1994 -- Business Unit Manager, Diagnostics Division.

    1995 to 1996 -- Director, Area Operations and Scientific Development.

    1997 to present -- Vice President, Diagnostics Operations, Europe, Africa,
                       and Middle East.

    Elected Corporate Officer -- 1997.

DANIEL W. NORBECK, 40

    1994 to 1995 -- Senior Project Leader, Pharmaceutical Products Research and
                    Development.

    1995 to 1998 -- Divisional Vice President, Area Head, Pharmaceutical
                    Products Research and Development.

    1998 to 1999 -- Divisional Vice President, Discovery, Pharmaceutical
                    Products Research and Development.

    1999 to present -- Vice President, Pharmaceutical Discovery.

    Elected Corporate Officer -- 1999.

THEODORE A. OLSON**, 60

    1994 to present -- Vice President and Controller.

    Elected Corporate Officer -- 1988.

WILLIAM H. STADTLANDER, 53

    1994 to present -- Vice President, Ross Medical Nutritional Products.

    Elected Corporate Officer -- 1993.

MARCIA A. THOMAS **, 51

    1994 to 1995 -- Divisional Vice President and General Manager, Infectious
                    Diseases Diagnostics.

    1995 to 1996 -- Divisional Vice President, Quality Assurance and Regulatory
                    Affairs, Diagnostics Division.

    1996 to present -- Vice President, Quality Assurance and Regulatory Affairs.

    Elected Corporate Officer -- 1996.

STEVEN J. WEGER, JR.**, 54

    1994 to 1996 -- Divisional Vice President, Strategic Planning and Technology
                    Assessment, Diagnostics Division.

    1996 to present -- Vice President, Corporate Planning and Development.

    Elected Corporate Officer -- 1996.

SUSAN M. WIDNER, 42

    1994 to 1995 -- Business Unit Manager, Diagnostics Division.

    1995 to 1996 -- Director, Venture Marketing, Diagnostics Division.

    1996 to 1998 -- Divisional Vice President, Worldwide Marketing, Diagnostics
                    Division.

    1998 to present -- Vice President, Diagnostics Operations, U.S. and Canada.

    Elected Corporate Officer -- 1998.

LANCE B. WYATT**, 54

    1994 to 1995 -- Divisional Vice President, Quality Assurance and Regulatory
                    Affairs, Pharmaceutical Division.

    1995 to present -- Vice President, Corporate Engineering.

    Elected Corporate Officer -- 1995.

------------------------

** Pursuant to Item 401(b) of Regulation S-K, Abbott has identified these persons as "executive officers" within the meaning of Item 401(b).

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

PRINCIPAL MARKET

    The principal market for Abbott's common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and the Pacific Exchange and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Outside the United States, Abbott's shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

                                                   MARKET PRICE PER SHARE
                                            -------------------------------------
                                                  1998                1997
                                            -----------------   -----------------
                                             HIGH       LOW      HIGH       LOW
                                            -------   -------   -------   -------
          First Quarter...................   39 7/16   32 1/2    30 1/4    24 7/8
          Second Quarter..................   42 11/16  34 7/8    34 7/16   26 7/16
          Third Quarter...................   45 11/16  36 5/8    34 1/4    29 3/8
          Fourth Quarter..................   50 1/16   39        34 5/8    28 1/2

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system. Pre-split prices have been adjusted to reflect the May 1998 stock split.

SHAREHOLDERS

    There were 107,209 shareholders of record of Abbott common shares as of December 31, 1998.

DIVIDENDS

    Quarterly dividends of $.15 per share and $.135 per share were declared on common shares in 1998 and 1997, respectively after reflecting the May 1998 stock split.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1994 through 1998 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1998, 1997, and 1996 found under the section captioned "Financial Review" of the 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference is the section captioned "Financial Instruments and Risk Management" of the 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1998 Annual Report captioned Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements, and Report of Independent Public Accountants (which contains the related report of Arthur Andersen LLP dated January 14, 1999.) Data relating to quarterly results are found in Note 11.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" found in the 1999 Abbott Laboratories Proxy Statement ("1999 Proxy Statement"). Also incorporated herein by reference is the text found under the caption, Executive Officers of The Registrant on pages 13 through 19.

ITEM 11. EXECUTIVE COMPENSATION

    The material in the 1999 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee, the Performance Graph, and Security Ownership of Executive Officers and Directors is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1998, 1997, and 1996 and the related report of Arthur Andersen LLP dated January 14, 1999, appearing under the portions of the 1998 Annual Report captioned Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Balance Sheet, Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements, and Report of Independent Public Accountants, respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1998 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1998 Annual
Report:

SCHEDULES                                                                                         PAGE NO.
----------------------------------------------------------------------------------------------  -------------
Valuation and Qualifying Accounts (Schedule II)                                                          25
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants                                                    26
Individual Financial Statements of the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 28, 29 and 30 of this Form 10-K.

    (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1998:

    No reports on Form 8-K were filed during the quarter ended December 31, 1998.

    (c) EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 28, 29 AND 30).

    (d) FINANCIAL STATEMENT SCHEDULES FILED (PAGE 25).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABBOTT LABORATORIES

                                          By /s/ MILES D. WHITE
                                            ------------------------------------
                                             Miles D. White
                                             Chief Executive Officer

                                           Date: February 12, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 12, 1999 in the capacities indicated below.

/s/ DUANE L. BURNHAM
-------------------------------------------
Duane L. Burnham
Chairman of the Board
and Director

/s/ MILES D. WHITE
-------------------------------------------
Miles D. White
Chief Executive Officer and Director
(principal executive officer)

/s/ ROBERT L. PARKINSON, JR.
-------------------------------------------
Robert L. Parkinson, Jr.
President, Chief Operating Officer
and Director

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

/s/ THEODORE A. OLSON
-------------------------------------------
Theodore A. Olson
Vice President and Controller
(principal accounting officer)

/s/ K. FRANK AUSTEN, M.D.
-------------------------------------------
K. Frank Austen, M.D.
Director

/s/ H. LAURANCE FULLER
-------------------------------------------
H. Laurance Fuller
Director

/s/ DAVID A. JONES
-------------------------------------------
David A. Jones
Director

/s/ DAVID A. L. OWEN
-------------------------------------------
David A. L. Owen
Director

/s/ BOONE POWELL, JR.
-------------------------------------------
Boone Powell, Jr.
Director

/s/ A. BARRY RAND
-------------------------------------------
A. Barry Rand
Director

/s/ W. ANN REYNOLDS
-------------------------------------------
W. Ann Reynolds
Director

/s/ ROY S. ROBERTS
-------------------------------------------
Roy S. Roberts
Director

/s/ WILLIAM D. SMITHBURG
-------------------------------------------
William D. Smithburg
Director

/s/ JOHN R. WALTER
-------------------------------------------
John R. Walter
Director

/s/ WILLIAM L. WEISS
-------------------------------------------
William L. Weiss
Director

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                                  (UNAUDITED)

                                                                                            AMOUNTS
                  ALLOWANCES FOR DOUBTFUL                     BALANCE AT    PROVISIONS    CHARGED OFF
                     ACCOUNTS AND SALES                        BEGINNING    CHARGED TO      NET OF     BALANCE AT
                         DEDUCTIONS                             OF YEAR      INCOME(a)    RECOVERIES   END OF YEAR
------------------------------------------------------------  -----------  -------------  -----------  -----------
        1998................................................     167,406        41,441       (17,895)     190,952
        1997................................................     153,424        28,193       (14,211)     167,406
        1996................................................     157,990         7,389       (11,955)     153,424

(a) Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Abbott's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated January 14, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of Abbott's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 14, 1999

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of the following into Abbott's previously filed S-8 Registration Statements 33-4368 for the Abbott Laboratories 1986 Incentive Stock Program, 33-39798 for the Abbott Laboratories 1991 Incentive Stock Program, 333-09071, 333-43381 and 333-69547 for the Abbott Laboratories 1996 Incentive Stock Program, 333-13091 for the Abbott Laboratories Ashland Union 401(k) Plan and Trust, and 33-26685, 33-51585, 33-56897, 33-65127, 333-19511, 333-43383, and
333-69579 for the Abbott Laboratories Stock Retirement Plan and Trust and into Abbott's previously filed S-3 Registration Statements 33-50253, 333-06155, 333-63481, and 333-65601:

    1. Our supplemental report dated January 14, 1999 included in this Annual Report on Form 10-K for the year ended December 31, 1998; and

    2. Our report dated January 14, 1999 incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1998.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
March 9, 1999

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1998

   10-K
 EXHIBIT
  TABLE
 ITEM NO.
----------
     3.1    * Articles of Incorporation-Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories
              Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

     3.2    Corporate By-Laws-Abbott Laboratories.

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

     4.5    * Resolution of Abbott's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly
              Report for the Quarter ended September 30, 1993, on Form 10-Q.

     4.6    * Actions of the Authorized Officers with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit
              4.6 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on Form
              10-Q.

     4.7    * Actions of the Authorized Officers with respect to Abbott's Medium-Term Notes, Series A filed as
              Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
              Form 10-Q.

     4.8    * Officers' Certificate and Company Order with respect to Abbott's $200,000,000 5.6% Notes filed as
              Exhibit 4.8 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1993, on
              Form 10-Q.

     4.9    * Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories
              Annual Report on Form 10-K.

     4.10   * Actions of Authorized Officers with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.

     4.11   * Officers' Certificate and Company Order with respect to Abbott's $150,000,000 6.8% Notes filed as
              Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.

     4.12   * Resolution of Abbott's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the 1996
              Abbott Laboratories Annual Report on Form 10-K.

     4.13   * Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott
              Laboratories Annual Report on Form 10-K.

     4.14   * Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott
              Laboratories Annual Report on Form 10-K.

   10-K
 EXHIBIT
  TABLE
 ITEM NO.
----------
     4.15   * Actions of Authorized Officers with respect to Abbott's 6.4% Notes filed as Exhibit 4.15 to the 1996
              Abbott Laboratories Annual Report on Form 10-K.

     4.16   * Officers' Certificate and Company Order with respect to Abbott's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.

     4.17   * Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott
              Laboratories Quarterly Report for the Quarter ended June 30, 1998, on Form 10-Q.

     4.18   * Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott
              Laboratories Quarterly Report for the Quarter ended June 30, 1998, on Form 10-Q.

     4.19   * Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the
              Abbott Laboratories Quarterly Report for the Quarter ended June 30, 1998, on Form 10-Q.

     4.20   * Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott
              Laboratories Quarterly Report for the Quarter ended September 30, 1998, on Form 10-Q.

     4.21   * Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott
              Laboratories Quarterly Report for the Quarter ended September 30, 1998, on Form 10-Q.

     4.22   * Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the Quarter ended September 30, 1998, on Form 10-Q.

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

    10.2    * The Abbott Laboratories 1986 Incentive Stock Program filed as Exhibit 10.2 to the 1997 Abbott
              Laboratories Annual Report on Form 10-K.**

    10.3    * The Abbott Laboratories 1991 Incentive Stock Program filed as Exhibit 10.3 to the 1997 Abbott
              Laboratories Annual Report on Form 10-K.**

    10.4    * Consulting agreement between Abbott Laboratories and K. Frank Austen, M.D. dated, December 15, 1997 filed as Exhibit 10.4 to the 1997 Abbott Laboratories Annual Report on Form 10-K.**

    10.5    * Abbott Laboratories 401(k) Supplemental Plan, filed as Exhibit 10.7 to the Abbott Laboratories 1993
              Annual Report on Form 10-K.**

    10.6    * Abbott Laboratories Supplemental Pension Plan filed as Exhibit 10.1 to the Abbott Laboratories
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.**

    10.7    * The 1986 Abbott Laboratories Management Incentive Plan filed as Exhibit 10.1 to the Abbott
              Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.**

    10.8    Abbott Laboratories Non-Employee Directors' Fee Plan.**

    10.9    * The Abbott Laboratories 1996 Incentive Stock Program filed as Exhibit 10.9 to the 1997 Abbott
              Laboratories Annual Report on Form 10-K.**

   10-K
 EXHIBIT
  TABLE
 ITEM NO.
----------
    10.10   * 1998 Abbott Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1998. **

    10.11   Consulting arrangement between Abbott Laboratories and Duane L. Burnham dated, December 23, 1998.**

    12      Computation of Ratio of Earnings to Fixed Charges.

    13      The portions of the Abbott Laboratories Annual Report for the year ended December 31, 1998 captioned
              Consolidated Statement of Earnings, Consolidated Statement of Cash Flows, Consolidated Balance Sheet,
              Consolidated Statement of Shareholders' Investment, Notes to Consolidated Financial Statements, Report
              of Independent Public Accountants, Financial Instruments and Risk Management, Financial Review, and
              the applicable portions of the section captioned Summary of Financial Data for the years 1994 through
              1998.

    21      Subsidiaries of Abbott Laboratories.

    23      Consent of Independent Public Accountants.

    27      Financial Data Schedule.

    99.1    Cautionary Statement Regarding Forward-Looking Statements.

            The 1999 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 9, 1999.

------------------------

*   Incorporated herein by reference. Commission file number 1-2189.

** Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.