Form 10-Q
period 1999-03-31
ABBOTT LABORATORIES
filed 1999-05-14
CIK 1800

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549


(Mark One)

  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                         OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________ to __________________


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
                                                     ---      ----

As of April 30, 1999, the Corporation had 1,520,401,928 common shares without par value outstanding.

                          PART  I.  FINANCIAL INFORMATION

                        Abbott Laboratories and Subsidiaries

                    Condensed Consolidated Financial Statements

                                    (Unaudited)

                        Abbott Laboratories and Subsidiaries

                    Condensed Consolidated Statement of Earnings

                                    (Unaudited)

              (dollars and shares in thousands except per share data)

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                   1999             1998
                                                                ----------       ----------

 Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . .   $3,299,031        $3,044,913
                                                                ----------        ----------
 Cost of products sold. . . . . . . . . . . . . . . . . . . .    1,448,831         1,279,973

 Research and development . . . . . . . . . . . . . . . . . .      267,177           279,876

 Selling, general and administrative. . . . . . . . . . . . .      680,273           682,175
                                                                ----------       -----------
      Total Operating Cost and Expenses . . . . . . . . . . .    2,396,281         2,242,024
                                                                ----------       -----------

 Operating Earnings . . . . . . . . . . . . . . . . . . . . .      902,750           802,889
                                                                ----------       -----------

 Net interest expense . . . . . . . . . . . . . . . . . . . .       26,239            25,046

 Income from TAP Holdings Inc. joint venture. . . . . . . . .      (71,569)          (50,348)

 Net foreign exchange (gain) loss . . . . . . . . . . . . . .       20,559             7,401

 Other (income) expense, net. . . . . . . . . . . . . . . . .        1,731             1,911
                                                                ----------       -----------
    Earnings Before Taxes . . . . . . . . . . . . . . . . . .      925,790           818,879


 Taxes on earnings. . . . . . . . . . . . . . . . . . . . . .      259,221           229,286
                                                                ----------       -----------
 Net Earnings . . . . . . . . . . . . . . . . . . . . . . . .   $  666,569        $  589,593
                                                                ----------       -----------
                                                                ----------       -----------

 Basic Earnings Per Common Share. . . . . . . . . . . . . . .        $0.44             $0.39
                                                                     -----             -----
                                                                     -----             -----

 Diluted Earnings Per Common Share. . . . . . . . . . . . . .        $0.43             $0.38
                                                                     -----             -----
                                                                     -----             -----
 Average Number of Common Shares Outstanding
    Used for Basic Earnings Per Common Share. . . . . . . . .    1,517,598         1,528,009

 Dilutive Common Stock Options. . . . . . . . . . . . . . . .       23,628            21,082
                                                                ----------       -----------
 Average Number of Common Shares Outstanding
    Plus Dilutive Common Stock Options. . . . . . . . . . . .    1,541,226         1,549,091
                                                                ----------        ----------
                                                                ----------        ----------
 Outstanding Common Stock Options Having No Dilutive
   Effect . . . . . . . . . . . . . . . . . . . . . . . . . .        1,709            13,468
                                                                     -----            ------
                                                                     -----            ------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                        Abbott Laboratories and Subsidiaries

                   Condensed Consolidated Statement of Cash Flows

                                    (Unaudited)

                               (dollars in thousands)



                                                                      Three Months Ended March 31
                                                                     -----------------------------
                                                                        1999                1998
                                                                     ---------            --------
 Cash Flow From (Used in) Operating Activities:

   Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .      $666,569            $ 589,593

   Adjustments to reconcile net earnings to net cash from operating activities -

   Depreciation and amortization . . . . . . . . . . . . . . . .       211,599              190,585

   Trade receivables . . . . . . . . . . . . . . . . . . . . . .       (84,822)              50,467

   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          (493)             (86,212)

   Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .        52,535              136,950
                                                                     ---------             --------
     Net Cash From Operating Activities. . . . . . . . . . . . .       845,388              881,383
                                                                     ---------             --------
 Cash Flow From (Used in) Investing Activities:

   Acquisitions of property and equipment. . . . . . . . . . . .      (209,939)            (238,447)

   Investment securities transactions. . . . . . . . . . . . . .        69,045               16,778

   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,439                4,388
                                                                     ---------             --------
     Net Cash Used in Investing Activities . . . . . . . . . . .      (133,455)            (217,281)
                                                                     ---------             --------


 Cash Flow From (Used in) Financing Activities:

   Proceeds from (repayments of) commercial paper, net . . . . .      (491,000)            (489,000)

   Proceeds from issuance of long-term debt. . . . . . . . . . .           ---              200,000

   Other borrowing transactions, net . . . . . . . . . . . . . .        23,218                2,237

   Common share transactions . . . . . . . . . . . . . . . . . .        34,004             (171,709)

   Dividends paid. . . . . . . . . . . . . . . . . . . . . . . .      (227,519)            (206,343)
                                                                     ---------             --------
     Net Cash Used in Financing Activities . . . . . . . . . . .      (661,297)            (664,815)
                                                                     ---------             --------
 Effect of exchange rate changes on cash and cash
   equivalents . . . . . . . . . . . . . . . . . . . . . . . . .        (7,104)              (3,767)
                                                                     ---------             --------

 Net Increase (Decrease) in Cash and Cash Equivalents. . . . . .        43,532               (4,480)

 Cash and Cash Equivalents, Beginning of Year. . . . . . . . . .       308,230              230,024
                                                                     ---------            ---------
 Cash and Cash Equivalents, End of Period. . . . . . . . . . . .     $ 351,762            $ 225,544
                                                                     ---------            ---------
                                                                     ---------            ---------



The accompanying notes to consolidated financial statements are an integral part of this statement.

                        Abbott Laboratories and Subsidiaries

                        Condensed Consolidated Balance Sheet

                               (dollars in thousands)



                                                                         March 31           December 31
                                                                           1999                 1998
                                                                       ------------        ------------
                                                                       (Unaudited)
                                      Assets

 Current Assets:

   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .   $   351,762         $   308,230
   Investment securities. . . . . . . . . . . . . . . . . . . . . . .        45,051              75,087
   Trade receivables, less allowances of $188,907 in 1999 and
     $190,952 in 1998 . . . . . . . . . . . . . . . . . . . . . . . .     1,983,431           1,950,058

 Inventories:

     Finished products. . . . . . . . . . . . . . . . . . . . . . . .       693,700             697,494
     Work in process. . . . . . . . . . . . . . . . . . . . . . . . .       332,762             345,776
     Materials. . . . . . . . . . . . . . . . . . . . . . . . . . . .       349,109             367,339
                                                                        -----------         -----------
       Total inventories. . . . . . . . . . . . . . . . . . . . . . .     1,375,571           1,410,609
 Prepaid expenses, income taxes, and other receivables. . . . . . . .     2,015,484           1,809,152
                                                                        -----------         -----------
       Total Current Assets . . . . . . . . . . . . . . . . . . . . .     5,771,299           5,553,136
                                                                        -----------         -----------
 Investment Securities Maturing after One Year. . . . . . . . . . . .       744,832             783,842
                                                                        -----------         -----------
 Property and Equipment, at Cost. . . . . . . . . . . . . . . . . . .     9,398,387           9,396,236

   Less: accumulated depreciation and amortization. . . . . . . . . .     4,714,464           4,657,393
                                                                        -----------         -----------
   Net Property and Equipment . . . . . . . . . . . . . . . . . . . .     4,683,923           4,738,843

 Deferred Charges, Intangible and Other Assets. . . . . . . . . . . .     2,116,903           2,140,392
                                                                        -----------         -----------
                                                                        $13,316,957         $13,216,213
                                                                        -----------         -----------
                                                                        -----------         -----------

                              Liabilities and Shareholders' Investment

 Current Liabilities:

   Short-term borrowings and current portion of long-term debt. . . .   $ 1,286,394        $  1,759,076

   Trade accounts payable . . . . . . . . . . . . . . . . . . . . . .     1,058,172           1,056,641

   Salaries, income taxes, dividends payable, and other accruals. . .     2,364,629           2,146,409
                                                                       ------------        ------------
       Total Current Liabilities. . . . . . . . . . . . . . . . . . .     4,709,195           4,962,126
                                                                       ------------        ------------

 Long-Term Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,339,524           1,339,694
                                                                       ------------        ------------
 Other Liabilities and Deferrals. . . . . . . . . . . . . . . . . . .     1,206,000           1,200,732
                                                                       ------------        ------------
 Shareholders' Investment:

   Preferred shares, one dollar par value
     Authorized - 1,000,000 shares, none issued . . . . . . . . . . .           ---                 ---

   Common shares, without par value
     Authorized - 2,400,000,000 shares
     Issued at stated capital amount -
     Shares: 1999: 1,536,988,092; 1998: 1,533,774,332 . . . . . . . .     1,364,070           1,231,079

 Earnings employed in the business. . . . . . . . . . . . . . . . . .     5,094,196           4,782,349

 Accumulated other comprehensive income. . . . . . . . . . . . . . . .     (323,888)           (227,701)

 Common shares held in treasury, at cost -
    Shares: 1999: 17,654,838; 1998: 17,710,838 . . . . . . . . . . . .      (46,587)            (46,735)

 Unearned compensation - restricted stock awards . . . . . . . . . . .      (25,553)            (25,331)
                                                                       ------------        ------------
    Total Shareholders' Investment . . . . . . . . . . . . . . . . . .    6,062,238           5,713,661
                                                                       ------------        ------------
                                                                        $13,316,957         $13,216,213
                                                                       ------------        ------------
                                                                       ------------        ------------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                        Abbott Laboratories and Subsidiaries

                Notes to Condensed Consolidated Financial Statements

                                   March 31, 1999

                                    (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Supplemental Financial Information
(dollars in thousands)

                                           Three Months Ended March 31
                                           ----------------------------
                                              1999               1998
                                              ----               ----
 Net interest expense:

    Interest expense . . . . . . . . .       $ 40,348          $ 37,960

    Interest income. . . . . . . . . .        (14,109)          (12,914)
                                             --------          --------
 Total . . . . . . . . . . . . . . . .       $ 26,239          $ 25,046
                                             --------          --------
                                             --------          --------

Note 3 - Taxes on Earnings

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands, and Italy.

Note 4 - Litigation and Environmental Matters

Abbott is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, injunctive and other relief.
During 1998, settlements were reached in the federal class action lawsuit, whereby Abbott paid $57 million, and thirteen other separate actions. Abbott has filed or intends to file a response to each of the remaining complaints denying all substantive allegations.

     In addition, Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of Abbott-owned locations.

     The matters above are discussed more fully in Note 14 to the financial statements included in Abbott's Annual Report on Form 10-K, which is available upon request, and in Part II, Item 1, Legal Proceedings, in this Form.

Notes to Condensed Consolidated Financial Statements
March 31, 1999
(Unaudited), continued

Note 4 - Litigation and Environmental Matters, continued

     Abbott expects that within the next year, legal proceedings will occur which may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 5 - Comprehensive Income
(dollars in thousands)



                                                      Three Months Ended March 31
                                                      ---------------------------
                                                           1999          1998
                                                           ----          ----
 Net Earnings . . . . . . . . . . . . . . . . . .        $666,569      $589,593
                                                         --------     ---------
 Other comprehensive loss:

    Foreign currency translation adjustments. . .         (79,537)      (45,595)
    Tax benefit related to foreign currency                   126           ---
      translation adjustments . . . . . . . . . .
    Unrealized losses on marketable equity
      securities. . . . . . . . . . . . . . . . .         (27,960)         (343)
    Tax benefit related to unrealized losses on
      marketable equity securities. . . . . . . .          11,184           137
                                                         --------      --------
 Other comprehensive loss, net of tax . . . . . .         (96,187)      (45,801)
                                                         --------      --------
 Comprehensive Income . . . . . . . . . . . . . .        $570,382      $543,792
                                                         --------      --------
                                                         --------      --------

As of March 31, 1999, the cumulative net of tax balances for foreign currency translation loss adjustments and the unrealized (gains) on marketable equity securities were $340,122, and ($16,234), respectively.

Note 6 - Common Stock Split

On February 13, 1998, the Board of Directors approved a two-for-one stock split. Shareholders of record on May 1, 1998, were issued an additional share of Abbott's common stock on May 29, 1998, for each share owned on the record date. All shares and per share data in the condensed consolidated financial statements and notes have been adjusted to reflect the stock split.

Note 7 - Segment Information

REVENUE SEGMENTS - Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Segments are identified as those revenue divisions which report directly to the chief operating officer of Abbott. Abbott's products are sold through six revenue segments as follows:

     PHARMACEUTICAL PRODUCTS - U.S. sales of a broad line of pharmaceuticals.

     DIAGNOSTIC PRODUCTS - Worldwide sales of diagnostic systems for blood banks, hospitals, consumers, commercial laboratories and alternate-care sites.

     HOSPITAL PRODUCTS - U.S. sales of intravenous and irrigation fluids and related administration equipment, drugs and drug delivery systems, anesthetics, critical care products and other medical specialty products for hospitals and alternate-care sites.

     ROSS PRODUCTS - U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

Notes to Condensed Consolidated Financial Statements
March 31, 1999
(Unaudited), continued

Note 7 - Segment Information
(dollars in millions), continued

     INTERNATIONAL - Non-U.S. sales of all Abbott's pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

     CHEMICAL & AGRICULTURAL PRODUCTS - Worldwide sales of chemicals and agricultural products for crop protection, forestry and animal health and a supplier of bulk drugs for the Pharmaceutical Products, Hospital Products, and International segments.

     SEGMENT ACCOUNTING POLICIES - Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates which approximate cost. Remaining costs, if any, are not allocated to revenue segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and may not be presented in accordance with generally accepted accounting principles.



                                                   Net Sales to                            Operating
                                                  External Customers                       Earnings
                                            Three Months Ended March 31          Three Months Ended March 31
                                            ---------------------------          ---------------------------
                                                 1999            1998               1999               1998
                                                 ----            ----               ----               ----
 Pharmaceutical. . . . . . . . . . . .       $   670          $   697              $  377            $   409

 Diagnostics . . . . . . . . . . . . .           715              625                 110                 94

 Hospital. . . . . . . . . . . . . . .           517              457                 120                 98

 Ross. . . . . . . . . . . . . . . . .           501              452                 185                133

 International . . . . . . . . . . . .           832              733                 213                180

 Chemical & Agricultural . . . . . . .            64               80                  14                 23
                                              ------           ------              ------             ------

 Total Segments. . . . . . . . . . . .         3,299            3,044               1,019                937

 Other . . . . . . . . . . . . . . . .           ---                1
                                              ------           ------
 Net Sales . . . . . . . . . . . . . .        $3,299           $3,045
                                              ------           ------
                                              ------           ------

 Corporate and service functions. . . . . . . . . . . . . . . . . . . . . . . . .      28                 34

 Benefit plans costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27                 28

 Net interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26                 25

 Income from TAP Holdings Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .     (72)               (50)

 Net foreign exchange (gain) loss . . . . . . . . . . . . . . . . . . . . . . . .      21                  7

 Other expenses, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      63                 74
                                                                                   ------             -------

 Consolidated Earnings Before Taxes . . . . . . . . . . . . . . . . . . . . . . .  $  926             $  819
                                                                                   ------             -------
                                                                                   ------             -------

FINANCIAL REVIEW

RESULTS OF OPERATIONS  - FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

The following table details sales by segment for the first quarter 1999:
(dollars in millions)



                                                      Net Sales to                 Percentage
                                                    External Customers               Change*
                                                --------------------------         ----------
                                                Three Months Ended March 31
                                                ---------------------------
                                                  1999              1998
                                                  ----              ----
 Pharmaceutical . . . . . . . . . . . .          $   670           $   697            (4.0)

 Diagnostics. . . . . . . . . . . . . .              715               625            14.5

 Hospital . . . . . . . . . . . . . . .              517               457            13.0

 Ross . . . . . . . . . . . . . . . . .              501               452            10.9

 International. . . . . . . . . . . . .              832               733            13.5

 Chemical & Agricultural. . . . . . . .               64                80           (19.2)
                                                  ------            ------
 Total Segments . . . . . . . . . . . .            3,299             3,044             8.4

 Other. . . . . . . . . . . . . . . . .              ---                 1
                                                  ------            ------
 Net Sales. . . . . . . . . . . . . . .           $3,299            $3,045             8.3
                                                  ------            ------
                                                  ------            ------
 Total U.S. . . . . . . . . . . . . . .           $2,041            $1,917             6.5
                                                  ------            ------
                                                  ------            ------
 Total International. . . . . . . . . .           $1,258            $1,128            11.5
                                                  ------            ------
                                                  ------            ------
* Percentage changes are based on unrounded numbers.

Domestic and international sales for the first quarter reflect primarily unit growth. Total sales were favorably affected 0.1 percent and international sales were favorably affected 0.2 percent by the relatively weaker U.S. dollar in the first quarter 1999. Pharmaceutical segment sales decreased primarily due to volume shortfalls for Abbokinase and Norvir, as the result of production issues more fully described below. Diluted earnings per share for the quarter rose to 43 cents, up 13.2 percent from 38 cents a year ago. Net earnings increased 13.1 percent to $667 million, from $590 million in the first quarter of 1998.

     Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 56.1 percent for the 1999 first quarter, compared to 58.0 percent for the 1998 first quarter. This decrease was primarily due to unfavorable product mix, primarily lower sales of pharmaceuticals, higher manufacturing costs, and inflation.

     Research and development expenses were $267 million for the first quarter 1999, representing 8.1 percent of net sales, compared to 9.2 percent in 1998. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

     Selling, general and administrative expenses for the first quarter 1999 were comparable to the prior year.

     Abbott holds patents on Hytrin in the United States and several major markets throughout the world. Abbott is facing a number of patent challenges from generic manufacturers in the United States, and the ultimate outcome of this litigation cannot be predicted with certainty. However, Abbott does not expect a generic form of Hytrin to become available before the end of the third quarter of 1999. Abbott believes generic competition would adversely impact sales of Hytrin. For the year ended December 31, 1998, Abbott recorded U.S. sales of Hytrin of $542 million.

     On July 27, 1998, Abbott announced that it was experiencing manufacturing difficulties with the capsule formulation of its protease inhibitor Norvir. The manufacturing difficulties with Norvir have resulted in shortages and interruption of the supply of capsules. Abbott is supplying Norvir liquid formulation to provide continued Norvir therapy for patients. For the year ended December 31, 1998, Abbott recorded sales of Norvir of $250 million.
Abbott is unable to quantify the effect that the production problems will have on sales in future periods.

FINANCIAL REVIEW
(continued)

     In late 1998, the U.S. Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product Abbokinase due to Current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. Abbott is instituting changes to its procedures in response to the FDA. In January 1999, after Abbott revised the product's labeling to add additional warnings and the FDA issued a health care provider information sheet, the FDA released certain lots that were under its review. The FDA subsequently established new criteria for the release of additional lots. No additional lots have been released. Abbott cannot predict the effect of this matter on future sales of Abbokinase. For the year ended December 31, 1998, Abbott sold approximately $277 million of Abbokinase, primarily in the U.S.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1999 COMPARED WITH DECEMBER 31,
1998

Net cash from operating activities for the first quarter 1999 totaled
$845 million. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

     Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $2.5 billion at March 31, 1999. These lines of credit support domestic commercial paper borrowing arrangements.

     Abbott may issue up to $750 million of senior debt securities in the future under a registration statement filed with the Securities and Exchange Commission in 1998.

     In December 1998, Abbott suspended purchases of its common shares and currently has no plans to resume purchases in 1999.

LEGISLATIVE ISSUES

Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

YEAR 2000

The Year 2000 ("Y2K") issue results from the inability of some computer programs to identify the Year 2000 properly, potentially leading to errors or system failure.

     Abbott has organized its efforts to resolve the Y2K issue as follows: internal information systems; landlord and embedded systems; electronic products currently marketed or in the field; and suppliers providing products and services to Abbott. Progress goals have been established in each area.

     Internal information systems were inventoried and assessed, and remediation started in 1992. All remediation has been completed. Eighty-nine percent of testing has been completed, and all testing is scheduled to be completed by mid-1999. Current progress is slightly better than plan.

     Landlord and embedded systems were inventoried and Y2K assessment completed by May 1998. Abbott's goal is to resolve all critical systems by July 1999. Current progress is according to plan.

     Abbott has assessed the ability of its medical electronic and software products to cope with the Y2K issue. Except for certain products for which Abbott is the distributor, customers may access Abbott's assessment on Abbott's Web site. For i-STAT products and the recently acquired Murex product line, a referral source for customers to contact the manufacturer is provided on the Web site. Most of Abbott's products are not affected by the Y2K issue. For those products requiring remediation, Abbott's goal is to provide solutions by June 1999. Current progress is according to plan.

FINANCIAL REVIEW
(continued)

     Beginning in March 1998, key suppliers were requested to certify that they were Y2K compliant or, if not, to provide their plans to become compliant. Ninety-one percent of suppliers responded; 57 percent of those responding certified compliance currently and 43 percent forwarded action plans. Follow-up with all key suppliers is being conducted according to plan.

     Each of the above areas began developing business continuity plans during 1998. Abbott's goal is to complete all business continuity plans by September 30, 1999. Current progress is according to plan.

     Abbott is in the process of quantifying the amount of sales which might occur in 1999 due to Y2K that would otherwise occur in 2000.

     The most likely worst-case Y2K scenarios are subject to a wide range of speculation. However, the business continuity plans assume Y2K failures are primarily third party, are intermittent, are of relatively short duration, or are localized at one site or region, primarily outside the United States.

     Abbott's policy is to expense Y2K remediation costs as incurred. Y2K remediation costs from inception through the end of 1999 are expected to approximate $100 million, of which approximately one-third is expected to be spent in 1999.

EURO CONVERSION

On January 1, 1999, the European Economic and Monetary Union took effect and introduced the euro as the official single currency of the eleven participating member countries. On that date the currency exchange rates of the participating countries were fixed against the euro. There will be a three-year transition to the euro, and at the end of 2001, the legacy currencies will be eliminated. In 1997, Abbott organized an internal cross-functional task force to address the euro issues and expects to be ready for the full conversion to the euro. Costs required to prepare for the euro are not material to Abbott's financial position, results of operations or cash flows. The impact, if any, of the euro on Abbott's competitive position is unknown.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        As reported in Abbott's 10-K for the fiscal year ended December 31, 1998, Abbott is involved in numerous antitrust suits and two investigations regarding Abbott's pricing of pharmaceutical products. As of April 30, 1999, 116 antitrust suits are pending in federal court and 13 are pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts:
Tuscaloosa County and Clarke County, Alabama; Monterey County, California; San Francisco County, California (five cases); San Joaquin County, California; Prentiss County, Mississippi; San Miguel County, New Mexico; Burleigh County, North Dakota; and Cocke County, Tennessee. Abbott has previously reported that it has entered settlement agreements in the consumer lawsuits pending in Johnson County, Kansas; Mecklenburg County, North Carolina; and Davidson County, Tennessee and that the court in each jurisdiction must approve the agreement before it becomes final. The courts have now approved the settlement agreement in each of those jurisdictions.
In addition, a settlement agreement for the four consumer cases pending in Alameda County, California and San Francisco County, California was approved by the court on April 21, 1999. The amount to be paid in settlement is $6.2 million (in cash and product).

        As reported in Abbott's 10-K for the fiscal year ended December 31, 1998, five cases involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-, are pending in the United States District Court for the Northern District of Illinois. The other parties to these cases are Geneva Pharmaceuticals, Inc. ("Geneva"), Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed"), Mylan Pharmaceuticals, Inc. ("Mylan"), and Warner Chilcott, Inc. Abbott sued each of these five other corporations alleging patent infringement after learning that they had applied to the Federal Food and Drug Administration for approval for a generic version of terazosin hydrochloride. Each of these corporations contends that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. The Geneva, Invamed, and Novopharm cases were all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Abbott patent at issue in those cases is invalid. Abbott has appealed this ruling. On March 4, 1999, the judge hearing the Mylan case granted Mylan's motion for summary judgment, applying the ruling issued September 1 in the Geneva, Novopharm and Invamed cases in Mylan's case as well. Abbott has also appealed this ruling.

        Additionally, in April 1996, Zenith Laboratories, Inc. ("Zenith") sued Abbott in the United States District Court for the District of New Jersey alleging that Abbott had engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith sought money damages and a declaration that certain of Abbott's patents covering terazosin hydrochloride are invalid. Abbott filed counterclaims alleging patent infringement. On March 31, 1998, Abbott and Zenith reached an agreement that resolved the litigation between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva reached an agreement under which Geneva will not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they may enter the market for terazosin hydrochloride under their agreements. Both Zenith and Geneva would be free to enter the market for terazosin hydrochloride in the United States, if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally enters the generic market in the United States. On April 19, 1999, Abbott received a subpoena and a civil investigation demand from the Federal Trade Commission regarding these agreements with Geneva and Zenith.

        While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbotts financial position, cash flows, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Abbott held its Annual Meeting of Shareholders on April 23, 1999. The following is a summary of the matters voted on at that meeting.

    (a) The shareholders elected Abbott's entire Board of Directors. The persons elected to Abbott's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:



          NAME                       VOTES FOR            VOTES WITHHELD
H. Laurance Fuller                 1,238,343,957          5,521,927
David A. Jones                     1,235,310,332          8,555,552
Jeffrey M. Leiden, M.D., Ph.D.     1,238,392,486          5,473,398
The Lord Owen CH                   1,238,584,310          5,281,574
Robert L. Parkinson Jr.            1,239,172,503          4,693,381
Boone Powell Jr.                   1,238,914,382          4,951,502
Addison Barry Rand                 1,238,364,655          5,501,229
W. Ann Reynolds, Ph.D.             1,236,279,121          7,586,763
Roy S. Roberts                     1,238,126,061          5,739,823
William D. Smithburg               1,237,739,036          6,126,848
John R. Walter                     1,236,249,924          7,615,960
William L. Weiss                   1,236,168,227          7,697,657
Miles D. White                     1,238,887,943          4,977,941

  (b) The shareholders ratified the appointment of Arthur Andersen LLP as auditors of Abbott. The number of shares cast in favor of the ratification of Arthur Andersen LLP, the number against, and the number abstaining were as follows:

            FOR                      AGAINST                   ABSTAIN
      1,236,072,381                 3,437,644                 4,355,859

  (c) The shareholders rejected a shareholder proposal that Abbott adopt the CERES Principles. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

         FOR                AGAINST             ABSTAIN        BROKER NON-VOTE
      62,537,789          920,299,546         77,239,931         183,788,618

  (d) The shareholders rejected a shareholder proposal on the phase-out production of PVC medical products. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

         FOR                AGAINST             ABSTAIN        BROKER NON-VOTE
      28,510,694          966,086,542         65,485,030         183,783,618


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               3.1 By-Laws of Abbott Laboratories, as amended and effective April 23, 1999 - attached hereto.

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

                                            ABBOTT LABORATORIES

                                            /s/ Theodore A. Olson
                                            ---------------------------------
Date: May 14, 1999                          Theodore A. Olson, Vice President
                                            and Controller
                                            (Principal Accounting Officer)