Form 10-Q
period 1999-06-30
ABBOTT LABORATORIES
filed 1999-08-13
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

 /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

 / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  -------------------

Commission File No. 1-2189


                               ABBOTT LABORATORIES

An Illinois Corporation                         I.R.S. Employer Identification
                                                        No. 36-0698440


                              100 Abbott Park Road
                        Abbott Park, Illinois 60064-6400

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

As of July 31, 1999, the Corporation had 1,521,330,354 common shares without par value outstanding.

                          PART I. FINANCIAL INFORMATION

                      Abbott Laboratories and Subsidiaries

                   Condensed Consolidated Financial Statements

                                   (Unaudited)

                      Abbott Laboratories and Subsidiaries

                  Condensed Consolidated Statement of Earnings

                                   (Unaudited)

             (dollars and shares in thousands except per share data)

                                                      Three Months Ended June 30     Six Months Ended June 30
                                                          1999           1998           1999           1998
                                                      -----------    -----------    -----------    -----------
Net Sales .........................................   $ 3,243,166    $ 3,066,753    $ 6,542,197    $ 6,111,666
                                                      -----------    -----------    -----------    -----------

Cost of products sold .............................     1,410,942      1,297,770      2,859,773      2,577,743
Research and development ..........................       314,944        307,132        582,121        587,008
Selling, general and administrative ...............       687,727        682,162      1,368,000      1,364,337
                                                      -----------    -----------    -----------    -----------
     Total Operating Cost and Expenses ............     2,413,613      2,287,064      4,809,894      4,529,088
                                                      -----------    -----------    -----------    -----------

Operating Earnings ................................       829,553        779,689      1,732,303      1,582,578
                                                      -----------    -----------    -----------    -----------

Net interest expense ..............................        22,028         26,927         48,267         51,973
Income from TAP Holdings Inc. joint venture .......       (96,336)       (70,288)      (167,905)      (120,636)
Net foreign exchange (gain) loss ..................        (2,078)         7,623         18,481         15,024
Other (income) expense, net .......................        13,355          2,142         15,086          4,053
                                                      -----------    -----------    -----------    -----------

   Earnings Before Taxes ..........................       892,584        813,285      1,818,374      1,632,164
Taxes on earnings .................................       249,924        227,720        509,145        457,006
                                                      -----------    -----------    -----------    -----------
Net Earnings ......................................   $   642,660    $   585,565    $ 1,309,229    $ 1,175,158
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

Basic Earnings Per Common Share ...................   $      0.42    $      0.38    $      0.86    $      0.77
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

Diluted Earnings Per Common Share .................   $      0.42    $      0.38    $      0.85    $      0.76
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

Cash Dividends Declared Per Common Share ..........   $      0.17    $      0.15    $      0.34    $      0.30
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Average Number of Common Shares Outstanding
   Used for Basic Earnings Per Common Share .......     1,520,416      1,524,789      1,518,960      1,526,354

Dilutive Common Stock Options .....................        21,990         21,310         22,809         21,197
                                                      -----------    -----------    -----------    -----------
Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options .............     1,542,406      1,546,099      1,541,769      1,547,551
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
Outstanding Common Stock Options Having No Dilutive
   Effect .........................................         2,808             36          1,709             36
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                             (dollars in thousands)

                                                                                Six Months Ended June 30
                                                                            --------------------------------
                                                                                   1999           1998
                                                                               -----------    -----------
Cash Flow From (Used in) Operating Activities:
  Net earnings ............................................................    $ 1,309,229    $ 1,175,158
  Adjustments to reconcile net earnings to
  net cash from operating activities -
  Depreciation and amortization ...........................................        416,140        393,301
  Trade receivables .......................................................        (30,245)        21,679
  Inventories .............................................................        (65,986)      (150,153)
  Other, net ..............................................................        (16,961)       257,658
                                                                               -----------    -----------
    Net Cash From Operating Activities ....................................      1,612,177      1,697,643
                                                                               -----------    -----------

Cash Flow From (Used in) Investing Activities:
  Acquisitions of businesses, net of cash acquired ........................             --       (239,777)
  Acquisitions of property and equipment ..................................       (462,246)      (500,616)
  Investment securities transactions ......................................         85,715       (139,928)
  Other ...................................................................          6,558          8,206
                                                                               -----------    -----------
    Net Cash Used in Investing Activities .................................       (369,973)      (872,115)
                                                                               -----------    -----------

Cash Flow From (Used in) Financing Activities:
  Repayments of commercial paper, net .....................................       (760,000)      (156,000)
  Proceeds from issuance of long-term debt ................................             --        200,000
  Other borrowing transactions, net .......................................        (12,898)       (42,901)
  Common share transactions ...............................................         66,858       (365,743)
  Dividends paid ..........................................................       (485,939)      (435,379)
                                                                               -----------    -----------
    Net Cash Used in Financing Activities .................................     (1,191,979)      (800,023)
                                                                               -----------    -----------

Effect of exchange rate changes on cash and cash equivalents ..............        (12,674)        (3,761)
                                                                               -----------    -----------

Net Increase in Cash and Cash Equivalents .................................         37,551         21,744
Cash and Cash Equivalents, Beginning of Year ..............................        308,230        230,024
                                                                               -----------    -----------
Cash and Cash Equivalents, End of Period ..................................    $   345,781    $   251,768
                                                                               -----------    -----------
                                                                               -----------    -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

                      Condensed Consolidated Balance Sheet

                             (dollars in thousands)

                                                                                               June 30             December 31
                                                                                                1999                   1998
                                                                                             -----------           ------------
                                                                                             (Unaudited)
                                     Assets
Current Assets:
  Cash and cash equivalents .......................................................          $   345,781           $    308,230
  Investment securities ...........................................................               55,969                 75,087
  Trade receivables, less allowances of $190,148 in 1999 and $190,952 in 1998 .....            1,909,378              1,950,058
Inventories:
  Finished products ...............................................................              746,292                697,494
  Work in process .................................................................              314,411                345,776
  Materials .......................................................................              362,055                367,339
                                                                                             -----------           ------------
     Total inventories ............................................................            1,422,758              1,410,609
Prepaid expenses, income taxes, and other receivables .............................            1,813,300              1,809,152
                                                                                             -----------           ------------
     Total Current Assets .........................................................            5,547,186              5,553,136
                                                                                             -----------           ------------
Investment Securities Maturing after One Year .....................................              717,243                783,842
                                                                                             -----------           ------------
Property and Equipment, at Cost ...................................................            9,499,590              9,396,236
  Less: accumulated depreciation and amortization .................................            4,799,702              4,657,393
                                                                                             -----------           ------------
  Net Property and Equipment ......................................................            4,699,888              4,738,843
Deferred Charges, Intangible and Other Assets .....................................            2,180,781              2,140,392
                                                                                             -----------           ------------
                                                                                            $ 13,145,098           $ 13,216,213
                                                                                             -----------           ------------
                                                                                             -----------           ------------

                    Liabilities and Shareholders' Investment

Current Liabilities:
  Short-term borrowings and current portion of long-term debt .....................         $    982,861           $  1,759,076
  Trade accounts payable ..........................................................              830,748              1,056,641
  Salaries, income taxes, dividends payable, and other accruals ...................            2,356,809              2,146,409
                                                                                             -----------           ------------
      Total Current Liabilities ...................................................            4,170,418              4,962,126
                                                                                             -----------           ------------
Long-Term Debt ....................................................................            1,337,566              1,339,694
                                                                                             -----------           ------------
Other Liabilities and Deferrals ...................................................            1,197,843              1,200,732
                                                                                             -----------           ------------
Shareholders' Investment:
  Preferred shares, one dollar par value
    Authorized - 1,000,000 shares, none issued ....................................                   --                     --
  Common shares, without par value
    Authorized - 2,400,000,000 shares
    Issued at stated capital amount -
    Shares: 1999: 1,538,743,060; 1998: 1,533,774,332 ..............................            1,468,693              1,231,079
Earnings employed in the business .................................................            5,408,876              4,782,349
Accumulated other comprehensive income ............................................             (366,059)              (227,701)
Common shares held in treasury, at cost -
   Shares: 1999: 17,591,970; 1998: 17,710,838 .....................................              (46,421)               (46,735)
Unearned compensation - restricted stock awards ...................................              (25,818)               (25,331)
                                                                                             -----------           ------------
      Total Shareholders' Investment ..............................................            6,439,271              5,713,661
                                                                                             -----------           ------------
                                                                                             $13,145,098           $ 13,216,213
                                                                                             -----------           ------------
                                                                                             -----------           ------------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 1999

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

Note 2 - Supplemental Financial Information
(dollars in thousands)

                                           Three Months Ended June 30      Six Months Ended June 30
                                           --------------------------      ------------------------
                                             1999              1998          1999            1998
                                           --------          --------      --------        --------
Net interest expense:
   Interest expense ....................   $ 36,492          $ 40,401      $ 76,840        $ 78,361
   Interest income .....................    (14,464)          (13,474)      (28,573)        (26,388)
                                           --------          --------      --------        --------
Total ..................................   $ 22,028          $ 26,927      $ 48,267        $ 51,973
                                           --------          --------      --------        --------
                                           --------          --------      --------        --------

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

Notes to Condensed Consolidated Financial Statements
June 30, 1999
(Unaudited), continued

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

Note 5 - Comprehensive Income
(dollars in thousands)

                                                               Three Months Ended June 30          Six Months Ended June 30
                                                               --------------------------         ---------------------------
                                                                   1999           1998                1999            1998
                                                               -----------    -----------         -----------     -----------
Net Earnings ................................................. $   642,660    $   585,565         $ 1,309,229     $ 1,175,158
                                                               -----------    -----------         -----------     -----------
Other comprehensive income (loss):
   Foreign currency translation adjustments ..................     (42,637)         9,841            (122,174)        (35,754)
   Tax (expense) benefit related to foreign
       currency translation adjustments ......................         (81)            --                  45              --
   Unrealized gains (losses) on marketable equity securities..         912        (15,052)            (27,048)        (15,395)
   Tax (expense) benefit related to unrealized losses
       on marketable equity securities .......................        (365)         6,021              10,819           6,158
                                                               -----------    -----------         -----------     -----------

Other comprehensive income (loss), net of tax ................     (42,171)           810            (138,358)        (44,991)
                                                               -----------    -----------         -----------     -----------

Comprehensive Income ......................................... $   600,489    $   586,375         $ 1,170,871     $ 1,130,167
                                                               -----------    -----------         -----------     -----------
                                                               -----------    -----------         -----------     -----------

As of June 30, 1999, the cumulative net of tax balances for foreign currency translation loss adjustments and the unrealized (gains) on marketable equity securities were $382,840, and ($16,781), respectively.

Note 6 - Segment Information
(dollars in millions)

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

Notes to Condensed Consolidated Financial Statements
June 30, 1999
(Unaudited), continued

Note 6 - Segment Information
(dollars in millions), continued

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

                                                Net Sales to                                          Operating
                                              External Customers                                       Earnings
                                  --------------------------------------------        -------------------------------------------
                                   Three Months Ended       Six Months Ended          Three Months Ended         Six Months Ended
                                         June 30                  June 30                    June 30                 June 30
                                  ------------------       -------------------          ---------------           ---------------
                                   1999         1998         1999        1998           1999       1998          1999       1998
                                  ------       -----        ------      ------          ----       ----         ------     ------
Pharmaceutical ................   $  543       $ 592        $1,213      $1,289          $277       $306         $  654     $  715
Diagnostics ...................      760         702         1,475       1,327           141        107            251        201
Hospital ......................      544         459         1,061         916           145        104            265        202
Ross ..........................      470         460           971         912           158        147            343        280
International .................      781         750         1,613       1,483           169        162            382        342
Chemical & Agricultural .......      110         104           174         184            34         40             48         63
                                  ------       -----        ------      ------          ----       ----         ------     ------
Total Segments ................    3,208       3,067         6,507       6,111           924        866          1,943      1,803
Other .........................       35          --            35           1
                                  ------       -----        ------      ------
Net Sales .....................   $3,243      $3,067        $6,542      $6,112
                                  ------       -----        ------      ------
                                  ------       -----        ------      ------
Corporate and service functions .....................................................     36         39             64         73
Benefit plans costs .................................................................     31         24             58         52
Net interest expense ................................................................     22         27             48         52
Income from TAP Holdings Inc. .......................................................    (96)       (70)          (168)      (121)
Net foreign exchange (gain) loss ....................................................     (3)         8             18         15
Other expenses, net .................................................................     42         25            105        100
                                                                                        ----       ----         ------     ------
Consolidated Earnings Before Taxes ..................................................   $892       $813        $ 1,818     $1,632
                                                                                        ----       ----         ------     ------
                                                                                        ----       ----         ------     ------

Notes to Condensed Consolidated Financial Statements
June 30, 1999
(Unaudited), continued

Note 7 - Pending Acquisitions

On June 21, 1999, Abbott and ALZA Corporation announced that the companies entered into a definitive agreement for Abbott to acquire ALZA, a research-based pharmaceutical company with a growing portfolio of urology and oncology products and leading drug delivery technologies. The transaction is expected to be completed by year end.

         On July 8, 1999, Abbott and Perclose, Inc. announced that the companies entered into a definitive agreement for Abbott to acquire Perclose, the leading arterial closure device manufacturer. The transaction is expected to be completed by year end.

      Abbott expects to account for each transaction as a pooling of interests.

FINANCIAL REVIEW

RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 1999 COMPARED WITH SAME PERIODS IN 1998


The following table details sales by segment for the second quarter and first six months 1999:
(dollars in millions)


                                          Net Sales to            Percentage             Net Sales to           Percentage
                                       External Customers           Change*           External Customers          Change*
                                       -------------------        ----------        --------------------        ----------
                                           Three Months Ended June 30                      Six Months Ended June 30
                                       -------------------------------------        --------------------------------------
                                        1999          1998                            1999          1998
                                        ----          ----                            ----          ----
Pharmaceutical .....................  $  543         $ 592           (8.1)          $1,213        $1,289            (5.9)
Diagnostics ........................     760           702            8.2            1,475         1,327            11.1
Hospital ...........................     544           459           18.8            1,061           916            15.9
Ross ...............................     470           460            2.1              971           912             6.5
International ......................     781           750            4.2            1,613         1,483             8.8
Chemical & Agricultural ............     110           104            4.4              174           184            (5.8)
                                      ------        ------                          ------        ------
Total Segments .....................   3,208         3,067            4.6            6,507         6,111             6.5
Other ..............................      35            --                              35             1
                                      ------        ------                          ------        ------
Net Sales ..........................  $3,243        $3,067            5.8           $6,542        $6,112             7.0
                                      ------        ------                          ------        ------
                                      ------        ------                          ------        ------
Total U.S. .........................  $1,990        $1,857            7.2           $4,031        $3,773             6.8
                                      ------        ------                          ------        ------
                                      ------        ------                          ------        ------
Total International ................  $1,253        $1,210            3.6           $2,511        $2,338             7.4
                                      ------        ------                          ------        ------
                                      ------        ------                          ------        ------

* Percentage changes are based on unrounded numbers.

Worldwide sales for the second quarter and first six months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 6.8 percent and 7.5 percent, respectively, over the comparable 1998 periods. Pharmaceutical segment sales decreased primarily due to volume shortfalls for Abbokinase, as the result of production issues more fully described below. Diluted earnings per common share increased 10.5 percent and
11.8 percent in the second quarter and first six months 1999, respectively, over the same periods in 1998. Net earnings increased 9.8 percent and 11.4 percent in the second quarter and first six months 1999, respectively, over the comparable 1998 periods.

      Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 56.5 percent for the 1999 second quarter, compared to 57.7 percent for the 1998 second quarter. First six months 1999 gross profit margin was 56.3 percent, compared to 57.8 percent a year earlier. Unfavorable product mix, primarily lower sales of pharmaceuticals, had a negative effect on both periods in 1999.

      Research and development expenses were $314.9 million for the second quarter 1999 and $582.1 million for the first six months 1999. Research and development expenses represented 9.7 percent and 8.9 percent of net sales in the second quarter and first six months 1999, respectively, compared to 10.0 percent and 9.6 percent in the comparable 1998 periods. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

      Selling, general and administrative expenses for the second quarter and first six months 1999 were comparable to the respective prior year periods.

      Abbott holds patents on Hytrin in the United States and several major markets throughout the world. Abbott is facing a number of patent challenges from generic manufacturers in the United States, and the ultimate outcome of litigation cannot be predicted with certainty. Abbott has been informed that Geneva Pharmaceuticals, Inc. intends to begin shipments of generic Hytrin in the United States in August 1999. Abbott believes that the resulting generic competition will adversely impact Abbott's Hytrin sales. For the first six months of 1999, Abbott recorded U.S. sales of Hytrin of $292 million and U.S. sales of Hytrin in 1998 amounted to $542 million.

FINANCIAL REVIEW
(continued)

      In late 1998, the U.S. Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product Abbokinase due to Current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. In January 1999, after Abbott revised the product's labeling to add additional warnings and the FDA issued a health care provider information sheet, the FDA released certain lots that were under its review. Since January, the FDA has established new criteria for the release of additional lots. In a letter dated July 14, 1999, the FDA raised additional concerns regarding these criteria and identified several additional criteria which Abbott must address as part of its corrective actions. Abbott continues to work with the FDA to resolve the remaining issues. No additional lots have been released. Abbott cannot predict whether it will be able to resolve the FDA's concerns or the effect of this matter on future sales of Abbokinase. During 1998, Abbott sold approximately $277 million of Abbokinase, primarily in the United States.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1999 COMPARED WITH DECEMBER 31, 1998

Net cash from operating activities for the first six months 1999 totaled $1.612 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

      Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $2.505 billion at June 30, 1999. These lines of credit support domestic commercial paper borrowing arrangements.

      Abbott may issue up to $1.350 billion of senior debt securities in the future under a registration statement filed with the Securities and Exchange Commission on July 23, 1999. Of the $1.350 billion total, Abbott may issue up to $600 million either in the form of debt securities or additional common shares without par value. The remaining $750 million may only be issued in the form of debt securities.

      In December 1998, Abbott suspended purchases of its common shares and in June 1999, the Board of Directors revoked its resolutions authorizing future purchases of common shares. Abbott's short-term borrowings have decreased by approximately $776 million since December 31, 1998, due, in part, to the cessation of the common stock purchases.

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

      Internal information systems were inventoried and assessed, and remediation started in 1992. All remediation and testing has been completed. A suite of seven new systems at one European site, as well as three other systems, all of which are Y2K compliant and tested, are yet to be put into production but will be in the third quarter.

      Landlord and embedded systems were inventoried and Y2K assessment completed by May 1998. Abbott's goal is to resolve all critical systems by July 1999. Current progress is according to plan.

FINANCIAL REVIEW
(continued)

      Abbott has assessed the ability of its medical electronic and software products to cope with the Y2K issue. Customers may access Abbott's assessment on Abbott's Web site. For i-STAT products and the recently acquired Murex product line, a referral source for customers to contact the manufacturer is provided on the Web site. Most of Abbott's products are not affected by the Y2K issue. For those products requiring remediation, all products except one have solutions available. The remaining solution is expected by the end of August.

      Beginning in March 1998, key suppliers were requested to certify that they were Y2K compliant or, if not, to provide their plans to become compliant. Ninety-five percent of suppliers responded; 70 percent of those responding certified compliance currently and 30 percent have stated they have action plans for compliance in place. Follow-up with all key suppliers is being conducted according to plan.

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

EURO CONVERSION

On January 1, 1999, the European Economic and Monetary Union took effect and introduced the euro as the official single currency of the eleven participating member countries. On that date the currency exchange rates of the participating countries were fixed against the euro. There is a three-year transition to the euro, and at the end of 2001, the legacy currencies will be eliminated. In 1997, Abbott organized an internal cross-functional task force to address the euro issues and expects to be ready for the full conversion to the euro. Costs required to prepare for the euro are not material to Abbott's financial position, results of operations or cash flows. The impact, if any, of the euro on Abbott's competitive position is unknown.

PENDING ACQUISITIONS

On June 21, 1999, Abbott and ALZA Corporation announced that the companies entered into a definitive agreement for Abbott to acquire ALZA, a research-based pharmaceutical company with a growing portfolio of urology and oncology products and leading drug delivery technologies. The transaction is expected to be completed by year end.

         On July 8, 1999, Abbott and Perclose, Inc. announced that the companies entered into a definitive agreement for Abbott to acquire Perclose, the leading arterial closure device manufacturer. The transaction is expected to be completed by year end.

      Abbott expects to account for each transaction as a pooling of interests.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

               As reported in Abbott's 10-K for the fiscal year ended December 31, 1998, Abbott is involved in numerous antitrust suits and two investigations regarding Abbott's pricing of pharmaceutical products. As of July 7, 1999, 116 antitrust suits are pending in federal court and 15 are pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts:
Tuscaloosa County and Clarke County, Alabama; Monterey County, California; San Francisco County, California (five cases); San Joaquin County, California; Prentiss County, Mississippi; San Miguel County, New Mexico; Burleigh County, North Dakota; Hughes County, South Dakota; Cocke County, Tennessee; and Marshall County, West Virginia. As previously reported, a settlement agreement for the four consumer cases pending in Alameda County, California and San Francisco County, California was approved by the court on April 21, 1999. The amount to be paid in settlement is $6.2 million. An appeal has been filed challenging this settlement agreement.

               As previously reported, five cases involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-,are pending in the United States District Court for the Northern District of Illinois. The other parties to these cases are Geneva Pharmaceuticals, Inc. ("Geneva") Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed"), Mylan Pharmaceuticals, Inc., and Warner Chilcott, Inc. Abbott sued each of these five other corporations alleging patent infringement after learning that they had applied to the Federal Food and Drug Administration for approval for a generic version of terazosin hydrochloride. Each of these corporations contends that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. The Geneva, Invamed, and Novopharm cases were all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Abbott patent at issue in those cases is invalid. Abbott appealed this ruling and on July 1, 1999, the appellate court affirmed the lower court's decision. Abbott filed a petition for rehearing which was denied on August 5, 1999. Abbott has the right to seek certiorari from the United States Supreme Court.

               In April 1996, Zenith Laboratories, Inc. ("Zenith") sued Abbott in the United States District Court for the District of New Jersey alleging that Abbott had engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith sought money damages and a declaration that certain of Abbott's patents covering terazosin hydrochloride are invalid. Abbott filed counterclaims alleging patent infringement. On March 31, 1998, Abbott and Zenith reached an agreement that resolved the litigation between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva reached an agreement under which Geneva would not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they may enter the market for terazosin hydrochloride under their agreements. Under the agreements, both Zenith and Geneva would be free to enter the market for terazosin hydrochloride in the United States if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally enters the generic market in the United States. On August 12, 1999, Abbott and Geneva terminated their April 1 agreement, and Geneva returned to Abbott a portion of the payments held in escrow under the agreement. As previously reported, Abbott has received a subpoena and a civil investigative demand from the Federal Trade Commission regarding these agreements with Geneva and Zenith. In addition, Louisiana Wholesale Drug Co. sued Abbott, Geneva, and Zenith in the United States
District Court for the Southern District of Florida alleging that Abbott's agreements with Geneva and Zenith regarding terazosin hydrochloride violate the federal antitrust laws. The case purports to be a class action and seeks actual damages, treble damages civil penalties and other relief. On July 12, 1999, Walgreen Co., Eckerd Corp., The Kroger Co., Albertson's Inc., The Stop
& Shop Supermarket Co., and Hy-Vee, Inc. also sued Abbott, Geneva, and Zenith in the United States District Court for the Southern District of Florida alleging that Abbott's agreements with Geneva and Zenith regarding terazosin hydrochloride violate the federal antitrust laws. Abbott intends to file a response to the complaint denying all substantive allegations.

               While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)   Exhibits

                    12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

                    27.     Financial Data Schedule - attached hereto.

               b)   Reports on Form 8-K

                    One report on Form 8-K was filed during the quarter ended June 30, 1999. In a Form 8-K dated June 30, 1999, Abbott reported that on June 21, 1999, ALZA Corporation, a Delaware corporation ("ALZA"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Abbott and AC Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Abbott (the "Merger Sub"). Pursuant to the terms of the Merger Agreement, and subject to the conditions set forth therein (including approval of the transaction by the stockholders of ALZA), Merger Sub will be merged with and into ALZA (the "Merger"). At the effective time of the Merger, the separate existence of Merger Sub will cease, ALZA will become a wholly-owned subsidiary of Abbott, and each outstanding share of ALZA common stock will be exchanged for 1.2 shares of Abbott common stock. The Merger is intended to be a tax-free reorganization pursuant to
                    Section 368(a) of the Internal Revenue Code of 1986, as amended, and is intended to be treated as a pooling of interests for financial reporting purposes. In addition, Abbott and ALZA entered into two Co-Promotion Agreements with respect to certain products of ALZA.

                                    SIGNATURE

               Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ABBOTT LABORATORIES


                                            /s/ Gary L. Flynn
                                            -----------------------------------
Date: August 13, 1999                       Gary L. Flynn, Vice President
                                            and Controller (Principal Accounting
                                            Officer)