Form 10-Q
period 1999-09-30
ABBOTT LABORATORIES
filed 1999-11-08
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from  ___________________   to  ___________________


Commission File No. 1-2189


                               ABBOTT LABORATORIES

An Illinois Corporation                          I.R.S. Employer Identification
                                                         No. 36-0698440


                              100 Abbott Park Road
                        Abbott Park, Illinois 60064-6400

                            Telephone: (847) 937-6l00


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----      ----

As of October 31, 1999, Abbott Laboratories had 1,522,169,258 common shares without par value outstanding.

                          PART I. FINANCIAL INFORMATION

                      Abbott Laboratories and Subsidiaries

                   Condensed Consolidated Financial Statements

                                   (Unaudited)

                          Abbott Laboratories and Subsidiaries

                     Condensed Consolidated Statement of Earnings

                                      (Unaudited)

                (dollars and shares in thousands except per share data)


                                                           Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
                                                      ---------------------------    ----------------------------
                                                           1999           1998           1999           1998
                                                       -----------    -----------    -----------    -----------
Net Sales ..........................................   $ 3,120,662    $ 3,035,767    $ 9,662,859    $ 9,147,433
                                                       -----------    -----------    -----------    -----------

Cost of products sold ..............................     1,584,643      1,375,010      4,444,416      3,952,753

Research and development ...........................       276,240        292,078        858,361        879,086

Selling, general and administrative ................       683,631        665,202      2,051,631      2,029,539
                                                       -----------    -----------    -----------    -----------

     Total Operating Cost and Expenses .............     2,544,514      2,332,290      7,354,408      6,861,378
                                                       -----------    -----------    -----------    -----------

Operating Earnings .................................       576,148        703,477      2,308,451      2,286,055

Net interest expense ...............................        19,545         26,373         67,812         78,346
Income from TAP Holdings Inc. joint venture ........      (109,925)       (69,271)      (277,830)      (189,907)
Net foreign exchange loss ..........................         3,441          5,551         21,922         20,575
Other (income) expense, net ........................        15,689          2,322         30,775          6,375
                                                       -----------    -----------    -----------    -----------
   Earnings Before Taxes ...........................       647,398        738,502      2,465,772      2,370,666

Taxes on earnings ..................................       181,271        206,780        690,416        663,786
                                                       -----------    -----------    -----------    -----------
Net Earnings .......................................   $   466,127    $   531,722    $ 1,775,356    $ 1,706,880
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Basic Earnings Per Common Share ....................         $0.31          $0.35          $1.17          $1.12
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Diluted Earnings Per Common Share ..................         $0.30          $0.34          $1.15          $1.10
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Cash Dividends Declared Per Common Share ...........         $0.17          $0.15          $0.51          $0.45
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Average Number of Common Shares Outstanding
   Used for Basic Earnings Per Common Share ........     1,521,521      1,520,914      1,519,765      1,524,556


Dilutive Common Stock Options ......................        18,112         23,766         21,243         22,052
                                                       -----------    -----------    -----------    -----------

Average Number of Common Shares Outstanding
   Plus Dilutive Common Stock Options ..............     1,539,633      1,544,680      1,541,008      1,546,608
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

Outstanding Common Stock Options Having No Dilutive
   Effect...........................................        18,861            564          1,709            564
                                                       -----------    -----------    -----------    -----------
                                                       -----------    -----------    -----------    -----------

       The accompanying notes to consolidated financial statements are an integral part of this statement.

                            Abbott Laboratories and Subsidiaries

                       Condensed Consolidated Statement of Cash Flows

                                        (Unaudited)

                                   (dollars in thousands)


                                                                   Nine Months Ended
                                                                      September 30
                                                               --------------------------
                                                                  1999            1998
                                                               -----------    -----------
Cash Flow From (Used in) Operating Activities:
  Net earnings .............................................   $ 1,775,356    $ 1,706,880
  Adjustments to reconcile net earnings to
  net cash from operating activities -
  Depreciation and amortization ............................       631,893        591,032
  Trade receivables ........................................        (7,327)        14,671
  Inventories ..............................................       (63,329)      (135,017)
  Other, net ...............................................       196,682         90,547
                                                               -----------    -----------
    Net Cash From Operating Activities .....................     2,533,275      2,268,113
                                                               -----------    -----------

Cash Flow From (Used in) Investing Activities:
  Acquisitions of businesses, net of cash acquired .........            --       (242,713)
  Acquisitions of property and equipment ...................      (734,516)      (703,677)
  Investment securities transactions .......................       (43,209)      (135,897)
  Other ....................................................         7,763         11,040
                                                               -----------    -----------
    Net Cash Used in Investing Activities ..................      (769,962)    (1,071,247)
                                                               -----------    -----------

Cash Flow From (Used in) Financing Activities:
  Repayments of commercial paper, net ......................      (874,000)      (301,000)
  Proceeds from issuance of long-term debt .................            --        400,000
  Other borrowing transactions, net ........................        (6,445)       (51,748)
  Common share transactions ................................       101,678       (581,419)
  Dividends paid ...........................................      (744,544)      (663,824)
                                                               -----------    -----------
    Net Cash Used in Financing Activities ..................    (1,523,311)    (1,197,991)
                                                               -----------    -----------

Effect of exchange rate changes on cash and
  cash equivalents .........................................       (17,162)        (5,429)
                                                               -----------    -----------

Net Increase in Cash and Cash Equivalents ..................       222,840         (6,554)
Cash and Cash Equivalents, Beginning of Year ...............       308,230        230,024
                                                               -----------    -----------
Cash and Cash Equivalents, End of Period ...................   $   531,070    $   223,470
                                                               -----------    -----------
                                                               -----------    -----------

    The accompanying notes to consolidated financial statements are an integral part of this statement.

                                  Abbott Laboratories and Subsidiaries

                                  Condensed Consolidated Balance Sheet

                                         (dollars in thousands)

                                                                                September 30    December 31
                                                                                    1999           1998
                                                                                ------------    ------------
                                                                                 (Unaudited)
                                            Assets
Current Assets:
  Cash and cash equivalents .................................................   $    531,070    $    308,230
  Investment securities .....................................................         99,310          75,087
  Trade receivables, less allowances of $185,487 in 1999 and $190,952 in 1998      1,883,498       1,950,058
  Inventories:
    Finished products .......................................................        713,404         697,494
    Work in process .........................................................        326,916         345,776
    Materials................................................................        376,985         367,339
                                                                                ------------    ------------
      Total inventories .....................................................      1,417,305       1,410,609
Prepaid expenses, income taxes, and other receivables .......................      1,946,866       1,809,152
                                                                                ------------    ------------
      Total Current Assets ..................................................      5,878,049       5,553,136
                                                                                ------------    ------------
Investment Securities Maturing after One Year ...............................        666,454         783,842
                                                                                ------------    ------------
Property and Equipment, at Cost .............................................      9,654,073       9,396,236
  Less: accumulated depreciation and amortization ...........................      4,937,539       4,657,393
                                                                                ------------    ------------
  Net Property and Equipment ................................................      4,716,534       4,738,843
Deferred Charges, Intangible and Other Assets...............................       2,313,188       2,140,392
                                                                                ------------    ------------
                                                                                $ 13,574,225    $ 13,216,213
                                                                                ------------    ------------
                                                                                ------------    ------------

                        Liabilities and Shareholders' Investment

Current Liabilities:
  Short-term borrowings and current portion of long-term debt ...............   $    872,791    $  1,759,076
  Trade accounts payable ....................................................      1,191,383       1,056,641
  Salaries, income taxes, dividends payable, and other accruals .............      2,264,833       2,146,409
                                                                                ------------    ------------
      Total Current Liabilities .............................................      4,329,007       4,962,126
                                                                                ------------    ------------
Long-Term Debt ..............................................................      1,336,425       1,339,694
                                                                                ------------    ------------
Other Liabilities and Deferrals  ............................................      1,239,140       1,200,732
                                                                                ------------    ------------
Shareholders' Investment:
  Preferred shares, one dollar par value
    Authorized - 1,000,000 shares, none issued ..............................             --              --
  Common shares, without par value
    Authorized - 2,400,000,000 shares
    Issued at stated capital amount -
    Shares: 1999: 1,539,606,033; 1998: 1,533,774,332 ........................      1,516,933       1,231,079
  Earnings employed in the business .........................................      5,815,966       4,782,349
  Accumulated other comprehensive income (loss) .............................       (380,528)       (227,701)
  Common shares held in treasury, at cost -
     Shares: 1999: 17,671,334; 1998: 17,710,838 .............................       (258,055)        (46,735)
  Unearned compensation - restricted stock awards............................        (24,663)        (25,331)
                                                                                ------------    ------------
     Total Shareholders' Investment..........................................      6,669,653       5,713,661
                                                                                ------------    ------------
                                                                                $ 13,574,225    $ 13,216,213
                                                                                ------------    ------------
                                                                                ------------    ------------

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                               Abbott Laboratories and Subsidiaries

                       Notes to Condensed Consolidated Financial Statements

                                        September 30, 1999

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

Note 2 - Supplemental Financial Information
(dollars in thousands)

                                  Three Months Ended       Nine Months Ended
                                    September 30              September 30
                                ---------------------     --------------------
                                 1999           1998       1999         1998
                              ---------    ---------    ---------    ----------
Net interest expense:
   Interest expense ....      $  35,002    $  41,027    $ 111,842    $ 119,388
   Interest income .....        (15,457)     (14,654)     (44,030)     (41,042)
                              ---------    ---------    ---------    ----------
Total ..................      $  19,545    $  26,373    $  67,812    $  78,346
                              ---------    ---------    ---------    ----------
                              ---------    ---------    ---------    ----------

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

      The matters above are discussed more fully in Note 14 to the financial statements included in Abbott's Annual Report on Form 10-K, which is available upon request.

      Subsequent to the end of the third quarter 1999, five lawsuits were filed relating to the item discussed in Note 5. The lawsuits allege failure to comply with the disclosure requirements of the Securities Exchange Act of 1934, purport to be class actions brought on behalf of certain purchasers of Abbott stock, and seek unspecified damages and other relief.

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

Notes to Condensed Consolidated Financial Statements
September 30, 1999
(Unaudited), continued

Note 5 - U.S. Food and Drug Administration Consent Decree

On September 28, 1999, Abbott announced that it had been notified by the United States Government of alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Ill. On November 2, 1999, Abbott announced that it has reached agreement with the U.S. Food and Drug Administration to have a consent decree entered which will settle issues involving Abbott's diagnostic manufacturing operations in Lake County, Ill. The decree requires Abbott to ensure its diagnostic manufacturing processes in Lake County, Ill. conform with the FDA's current Quality System Regulation. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Ill. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has agreed to submit to the FDA a proposed master compliance and validation plan to ensure its processes conform with the current Quality System Regulation. The decree requires Abbott to ensure its facilities are in conformance with the current Quality System Regulation within one year. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. The consent decree resulted in a one-time charge of $168.1 million, which includes charges associated with actions required by the FDA, and a $100 million payment to the U.S. Government as follows (in millions):

Payment to U.S. Government      $100.0
Long-term asset impairments       24.4
Inventory exposures               22.7
Contractual obligations           21.0
                                ------
                                $168.1
                                ------
                                ------



Note 6 - Comprehensive Income
(dollars in thousands)

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30                September 30
                                                               ---------------------------  -----------------------------
                                                                  1999            1998           1999           1998
                                                               -----------    -----------    -----------    -----------
Net Earnings ...............................................   $   466,127    $   531,722    $ 1,775,356    $ 1,706,880
                                                               -----------    -----------    -----------    -----------
Other comprehensive income (loss):
   Foreign currency translation adjustments ................       (11,060)       (30,947)      (133,234)       (66,701)
   Tax (expense) benefit related to foreign
       currency translation adjustments ....................           541           (463)           586           (463)
   Unrealized gains (losses) on marketable equity securities        (6,583)          (850)       (33,631)       (16,245)
   Tax (expense) benefit related to unrealized losses
       on marketable equity securities .....................         2,633            340         13,452          6,498
                                                               -----------    -----------    -----------    -----------
Other comprehensive income (loss), net of tax ..............       (14,469)       (31,920)      (152,827)       (76,911)
                                                               -----------    -----------    -----------    -----------

Comprehensive Income .......................................   $   451,658    $   499,802    $ 1,622,529    $ 1,629,969
                                                               -----------    -----------    -----------    -----------
                                                               -----------    -----------    -----------    -----------

As of September 30, 1999, the cumulative net of tax balances for foreign currency translation loss adjustments and the unrealized (gains) on marketable equity securities were $393,359, and ($12,831), respectively.

Notes to Condensed Consolidated Financial Statements
September 30, 1999
(Unaudited), continued

Note 7 - Segment Information
(dollars in millions)

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

Notes to Condensed Consolidated Financial Statements
September 30, 1999
(Unaudited), continued

Note 7 - Segment Information, continued
(dollars in millions)

                                                     Net Sales to                                   Operating
                                                  External Customers                                 Earnings
                                       ---------------------------------------       --------------------------------------
                                        Three Months Ended     Nine Months Ended     Three Months Ended   Nine Months Ended
                                            September 30         September 30           September 30        September 30
                                        -------------------    ------------------    ------------------  ------------------
                                           1999        1998      1999        1998       1999     1998      1999     1998
                                         -------    -------    ------     -------    -------   -------   -------   ------
Pharmaceutical .......................   $   565    $   616    $ 1,778    $ 1,905    $   269   $   322    $  923    $1,037
Diagnostics ..........................       752        691      2,227      2,018        (40)      114       211       314
Hospital .............................       511        464      1,572      1,380        108        91       372       292
Ross .................................       478        461      1,449      1,372        152       145       496       425
International ........................       749        724      2,362      2,207        147       147       529       490
Chemical & Agricultural ..............        66         79        240        263         13        20        61        83
                                         -------    -------    -------    -------    -------   -------   -------   -------
Total Segments .......................     3,121      3,035      9,628      9,145        649       839     2,592     2,641
Other.................................        --          1         35          2
                                         -------    -------    -------    -------
Net Sales ............................   $ 3,121    $ 3,036    $ 9,663    $ 9,147
                                         -------    -------    -------    -------
                                         -------    -------    -------    -------

Corporate and service functions ..................................................        38        35       102       108
Benefit plans costs ..............................................................        27        33        85        85
Net interest expense .............................................................        20        26        68        78
Income from TAP Holdings Inc. ....................................................      (110)      (69)     (278)     (190)
Net foreign exchange (gain) loss .................................................         3         6        22        21
Other expense (income), net ......................................................        24        69       127       168
                                                                                     -------    -------   -------   -------
Consolidated Earnings Before Taxes ...............................................   $   647    $  739    $2,466    $2,371
                                                                                     -------    -------   -------   -------
                                                                                     -------    -------   -------   -------

      The three months and nine months ended September 30, 1999 operating earnings for Diagnostics reflect the charge of $168.1 described in Note 5.

Note 8 - Pending Acquisitions

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

FINANCIAL REVIEW

RESULTS OF OPERATIONS  - THIRD QUARTER AND FIRST NINE MONTHS 1999 COMPARED WITH
                         SAME PERIODS IN 1998


The following table details sales by segment for the third quarter and first nine months 1999:
(dollars in millions)


                                  Net Sales to         Percentage           Net Sales to                  Percentage
                              External Customers        Change*          External Customers                 Change*
                              ------------------       ----------        ------------------               -----------
                                Three Months Ended September 30                  Nine Months Ended September 30
                              ------------------------------------        --------------------------------------------
                               1999          1998                            1999          1998
                              ------       -------                        -------         ------

Pharmaceutical ........      $  565       $  616         (8.3)             $1,778          $1,905            (6.7)
Diagnostics ...........         752          691          8.7               2,227           2,018            10.3
Hospital ..............         511          464         10.0               1,572           1,380            13.9
Ross ..................         478          461          3.9               1,449           1,372             5.6
International .........         749          724          3.4               2,362           2,207             7.0
Chemical & Agricultural          66           79        (16.5)                240             263            (9.0)
                             ------       ------                           ------          ------
Total Segments ........       3,121        3,035          2.8               9,628           9,145             5.3
Other .................          --            1                               35               2
                             ------       ------                           ------          ------
Net Sales .............      $3,121       $3,036          2.8              $9,663          $9,147             5.6
                             ------       ------                           ------          ------
                             ------       ------                           ------          ------
Total U.S. ............      $1,917       $1,894          1.2              $5,947          $5,667             4.9
                             ------       ------                           ------          ------
                             ------       ------                           ------          ------
Total International ...      $1,204       $1,142          5.4              $3,716          $3,480             6.8
                             ------       ------                           ------          ------
                             ------       ------                           ------          ------

* Percentage changes are based on unrounded numbers.

Worldwide sales for the third quarter and first nine months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 3.3 percent and 6.1 percent, respectively, over the comparable 1998 periods. Pharmaceutical segment sales decreased primarily due to volume shortfalls for Abbokinase, as the result of production issues more fully described below, and Hytrin. Diluted earnings per common share decreased 11.8 percent for the third quarter 1999 and increased 4.5 percent for the first nine months 1999 over the same periods in 1998. Net earnings decreased 12.3 percent for the third quarter 1999 and increased 4.0 percent for the first nine months 1999, respectively, over the comparable 1998 periods. Earnings per share and net earnings were negatively affected 8 cents and $121 million by the charges described in Note 5 relating to the FDA consent decree.

      Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 49.2 percent for the 1999 third quarter, compared to 54.7 percent for the 1998 third quarter. First nine months 1999 gross profit margin was 54.0 percent, compared to 56.8 percent a year earlier. Excluding the charges described in Note 5 relating to the FDA consent decree, gross margins for the 1999 third quarter and first nine months 1999 would have been 54.6 percent and 55.7 percent, respectively. Gross margins, excluding the consent decree charges, for both periods were affected by unfavorable product mix, primarily lower sales of pharmaceuticals, partially offset by net payments related to the Hytrin patent dispute.

      Research and development expenses were $276.2 million for the third quarter 1999 and $858.4 million for the first nine months 1999. Research and development expenses represented 8.9 percent of net sales for both the third quarter and first nine months 1999, compared to 9.6 percent in the comparable 1998 periods. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

      Selling, general and administrative expenses for the third quarter and first nine months 1999 increased 2.8 percent and 1.1 percent, respectively, over the comparable 1998 periods, due primarily to increased selling and marketing support for new and existing products.

      Abbott holds patents on Hytrin in the United States and several major markets throughout the world. Abbott is facing a number of patent challenges from generic manufacturers in the United States, and the ultimate outcome of litigation cannot be predicted with certainty. In August 1999, Geneva Pharmaceuticals, Inc. began shipments of generic Hytrin in the United States. Abbott believes that the resulting generic competition will adversely impact Abbott's Hytrin sales. For the first nine months of 1999, Abbott recorded U.S. sales of Hytrin of $388 million and U.S. sales of Hytrin in 1998 amounted to $542 million.

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

      On September 28, 1999, Abbott announced that it had been notified by the United States Government of alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Ill. On November 2, 1999, Abbott announced that it has reached agreement with the U.S. Food and Drug Administration to have a consent decree entered which will settle issues involving Abbott's diagnostic manufacturing operations in Lake County, Ill. The decree requires Abbott to ensure its diagnostic manufacturing processes in Lake County, Ill. conform with the FDA's current Quality System Regulation. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Ill. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has agreed to submit to the FDA a proposed master compliance and validation plan to ensure its processes conform with the current Quality System Regulation. The decree requires Abbott to ensure its facilities are in conformance with the current Quality System Regulation wihtin one year. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. The consent decree resulted in a one-time charge of $168.1 million, which includes charges associated with actions required by the FDA, and a $100 million payment to the U.S. Government as follows (in millions):

Payment to U.S. Government      $100.0
Long-term asset impairments       24.4
Inventory exposures               22.7
Contractual obligations           21.0
                                ------
                                $168.1
                                ------
                                ------

Abbott believes fourth quarter 1999 earnings may be negatively impacted by as much as two cents per share. For the full-year 2000, sales may be negatively impacted up to $250 million and earnings per share may be negatively impacted up to 10 cents per share.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1999 COMPARED WITH DECEMBER 31, 1998

Net cash from operating activities for the first nine months 1999 totaled $2.533 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

      Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $2.505 billion at September 30, 1999. These lines of credit support domestic commercial paper borrowing arrangements.

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

      In December 1998, Abbott suspended purchases of its common shares and in June 1999, the Board of Directors revoked its resolutions authorizing future purchases of common shares. Abbott's short-term borrowings have decreased by approximately $886 million since December 31, 1998, due, in part, to the cessation of the common stock purchases.

FINANCIAL REVIEW
(continued)

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

      Landlord and embedded systems were inventoried and Y2K assessment completed by May 1998. All critical systems were resolved by July 1999.

      Abbott has assessed the ability of its medical electronic and software products to cope with the Y2K issue. Customers may access Abbott's assessment on Abbott's Web site. For i-STAT products and the recently acquired Murex product line, a referral source for customers to contact the manufacturer is provided on the Web site. Most of Abbott's products are not affected by the Y2K issue. For those products requiring remediation, all have solutions available and Abbott is working with customers to complete remediation that remains according to plan.

      Beginning in March 1998, key suppliers were requested to certify that they were Y2K compliant or, if not, to provide their plans to become compliant. Ninety-eight percent of suppliers responded; Seventy-three percent of those responding certified compliance currently and twenty-seven percent have stated they have action plans for compliance in place. Follow-up with all key suppliers is being conducted according to plan.

      Each of the above areas began developing business continuity plans during 1998. All business continuity plans were completed by September 30, 1999.

      Abbott has been working with customers to ensure that the supply chain is capable of handling Y2K-related demand fluctuations. The amount of sales which might occur in 1999 due to Y2K that would otherwise occur in 2000 is currently estimated to be immaterial.

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

      Abbott expects to account for each transaction as a pooling of interests.

      Abbott remains committed to the ALZA and Perclose acquisitions. Both companies have been advised of Abbott's recent consent decree with the U.S. Government regarding Abbott's diagnostic manufacturing operations in Lake County, Ill. Abbott understands that ALZA is analyzing the information and its implications. Abbott and ALZA have informed the plaintiffs, in the lawsuits brought by ALZA stockholders described in Part II, Item I below, that Abbott and ALZA will not close the proposed merger before December 30, 1999, absent a new vote of the ALZA stockholders. Perclose has advised Abbott that it intends to distribute to its stockholders a supplement to the proxy statement/prospectus dated August 26, 1999, relating to the proposed merger with Abbott and that its stockholders meeting to vote upon the merger is scheduled for November 19, 1999.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995--A CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

       Any statements made in this Form 10-Q that deal with information that is not historical, such as statements concerning Abbott's anticipated financial results, are forward-looking statements. As such, they are subject to the occurrence of many events outside Abbott's control and to various risk factors that could cause results to differ materially from those expressed in such forward-looking statements. The risk factors include those described in Abbott's reports filed with the Securities and Exchange Commission including Form 10-K and include, without limitation, the risk factors associated with complying with the consent decree described above and returning products to market successfully.

PART II.    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              As reported in Abbott's 10-K for the fiscal year ended December 31, 1998, Abbott is involved in numerous antitrust suits and two investigations regarding Abbott's pricing of pharmaceutical products. As of October 29, 1999, 116 antitrust suits are pending in federal court and 15 are pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts:
Tuscaloosa County and Clarke County, Alabama; Monterey County, California; San Francisco County, California (five cases); San Joaquin County, California; Prentiss County, Mississippi; San Miguel County, New Mexico; Burleigh County, North Dakota; Hughes County, South Dakota; Cocke County, Tennessee; and Marshall County, West Virginia. As previously reported, a settlement agreement for the four consumer cases pending in Alameda County, California and San Francisco County, California was approved by the court on April 21, 1999. The amount to be paid in settlement is $6.2 million. An appeal was filed challenging this settlement agreement. The appeal has been withdrawn.

              As previously reported, five cases involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin -Registered Trademark-, has been filed in the United States District Court for the Northern District of Illinois. The other parties to these cases were Geneva Pharmaceuticals, Inc. ("Geneva"), Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed"), Mylan Pharmaceuticals, Inc. ("Mylan"), and Warner Chilcott, Inc.("Warner Chilcott"). Abbott sued each of these five other corporations alleging patent infringement after learning that they had applied to the Federal Food and Drug Administration for approval for a generic version of terazosin hydrochloride. Each of these corporations contends that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. The Geneva, Invamed, and Novopharm cases were all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Abbott patent at issue in those cases is invalid. Abbott appealed this ruling and on July
1, 1999, the appellate court affirmed the lower court's decision. Abbott filed a petition for rehearing which was denied on August 5, 1999. Abbott has filed a petition for a writ of certiorari in the United States Supreme Court. On October 4, 1999, Mylan's motion in the appellate court for Summary Affirmance, based on the September 1, 1998 ruling in the Geneva case, was granted.

             In April 1996, Zenith Laboratories, Inc. ("Zenith") sued Abbott in the United States District Court for the District of New Jersey alleging that Abbott had engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith sought money damages and a declaration that certain of Abbott's patents covering terazosin hydrochloride are invalid. Abbott filed counterclaims alleging patent infringement. On March 31, 1998, Abbott and Zenith reached an agreement that resolved the litigation between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva reached an agreement under which Geneva would not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they could enter the market for terazosin hydrochloride under their agreements. Under the agreements, both Zenith and Geneva would have been free to enter the market for terazosin hydrochloride in the United States if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally entered the generic market in the United States. On August 12, 1999, Abbott and Geneva terminated their April 1, 1998 agreement, and Geneva returned to Abbott a portion of the payments held in escrow under the agreement. On August 13, 1999, Geneva entered the market with its product.

              In addition to the lawsuits Abbott has previously reported, five new lawsuits have been brought concerning Abbott's agreements regarding terazosin hydrochloride. On August 19, 1999, Drug Mart Pharmacy Corp. sued Abbott, Geneva, and Zenith in the Supreme Court of New York, Kings County, alleging that Abbott's agreements with Geneva and Zenith regarding terazosin hydrochloride violate New York's antitrust laws. The case purports to be a class action brought on behalf of indirect purchasers of terazosin hydrochloride and seeks actual damages, treble damages, and other relief. On August 30, 1999, Valley Drug Co. sued Abbott and Geneva in the United States District Court for the Southern District of Florida, alleging Abbott's agreement with Geneva regarding terazosin hydrochloride violates the federal antitrust laws. It purports to be a class action and seeks actual damages, treble damages, and other relief. On October 5, 1999, United Wisconsin Services, Inc., Blue Cross & Blue Shield of Wisconsin, Inc., Compare Health Insurance Corp., Unity Health Plans Insurance Corp., and Valley Health Plan Inc. sued Abbott in the Circuit Court of Cook County, Illinois. The plaintiffs allege Abbott violated the Illinois Fraud and Deceptive Trade Practices Act by filing lawsuits based on allegedly "irrelevant" or "invalid" terazosin hydrochloride patents and by entering into agreements with Geneva and Zenith that had an adverse effect on competition. The case purports to be a class action and seeks actual damages, punitive damages, interest, and other relief. On October 19, 1999, Char-Mar Pharmacy, Inc. sued Abbott, Geneva, and Zenith in the United States District Court for the Eastern District of
New York alleging that Abbott's agreements with Geneva and Zenith regarding terazosin hydrochloride violate federal antitrust laws. The case purports to be a class action and seeks actual damages, treble damages, and other relief. Finally, on October 29, 1999, Ewald and Lavera Grosskrueger sued Abbott in the Circuit Court of Cook County, Illinois. The plaintiffs allege Abbott violated the Illinois Fraud and Deceptive Trade Practices Act by filing lawsuits based on allegedly "irrelevant" or "invalid" terazosin hydrochloride patents and by entering into agreements with Geneva and Zenith that had an adverse effect on competition. The case purports to be a class action and seeks actual damages, punitive damages, interest, and other relief. Abbott has filed or intends to file a response to each complaint denying all substantive allegations.

              On September 28, 1999, Abbott announced that it had been notified by the United States government of alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. On
November 2, 1999, a consent decree was entered in the United States District Court for the Northern District of Illinois which settles the issues involving Abbott's diagnostic manufacturing operations in Lake County, Illinois. The decree requires Abbott to make a payment of $100 million to the United States government and to ensure its diagnostic manufacturing processes in Lake County, Illinois conform with the Food and Drug Administration's current Quality System Regulation. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Illinois diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has agreed to submit to the Food and Drug Administration a proposed master compliance and validation plan to ensure its processes conform with the current Quality System Regulation. The decree requires Abbott to ensure its facilities are in conformance with the current Quality System Regulation within one year.
The consent decree does not affect Abbott's MediSense, i-STAT, hematology or Murex products; the clinical chemistry products Abbott Spectrum -Registered Trademark-, Aeroset -Registered Trademark-, and Alcyon -Registered
Trademark-; or any other Abbott divisions or products. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Abbott believes that fourth quarter 1999 earnings may be negatively impacted by as much as two cents per share.
For the full-year 2000, sales may be negatively impacted up to $250 million and earnings may be negatively impacted up to 10 cents per share.

              As of November 3, 1999, Abbott had knowledge of nine lawsuits naming Abbott as a defendant and claiming violations of the securities laws in connection with alleged regulatory noncompliance described above. All of these lawsuits were filed in the United States District Court for the Northern District of Illinois. On October 20, 1999, Tom Anderson sued Abbott and Miles White, its chief executive officer. Abbott and White were also sued by Adele Brody on October 26, 1999; Solomon Glazer also on October 26, 1999; Deborah Isaac on October 29, 1999; and, on November 3, 1999, Feivel Alter. Each of these cases (i) alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting or omitting material information about the alleged regulatory noncompliance,
(ii) purports to be a class action brought on behalf of purchasers of Abbott stock between March 17, 1999, and September 29, 1999, and (iii) seeks unspecified monetary damages and other relief. Abbott denies all of the substantive allegations of these lawsuits and will vigorously defend against them. The four other lawsuits all purport to be class action lawsuits filed on behalf of a class of holders of ALZA Corporation ("ALZA") stock as of August 16, 1999. On October 7, 1999, Gayle Stahl sued Abbott, Miles White, ALZA, and ALZA's Chief Executive Officer, Ernest Mario. On October 13, 1999, Galina Mikhailova sued Abbott, Miles White, ALZA, Ernest Mario, Gary Coughlan (who is Abbott's Chief Financial Officer), Gary Flynn (who is Abbott's Controller), and Abbott's board of directors. Abbott, Miles White, ALZA, and Ernest Mario also were sued by Ted Dellas on October 15, 1999, and Sylvia Piven on October 25, 1999. Each of these cases alleges the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by soliciting the approval of ALZA's shareholders for a merger of ALZA with Abbott by means of a proxy statement/prospectus, which the plaintiffs allege contained materially false and misleading statements or omissions concerning the alleged regulatory non-compliance described in the preceding paragraph. Each of these four cases requests, in addition to unspecified damages and other relief, a preliminary and permanent injunction stopping the pending merger of ALZA with Abbott and requiring that the ALZA shareholders be given another opportunity to vote on the merger. Abbott intends to oppose these requests for an injunction, and denies all of the substantive allegations of these suits. Abbott will vigorously defend these suits.

              While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              On July 8, 1999, Abbott Laboratories exchanged 4,985,475 shares of its common stock for the 5,099,720 shares of Abbott Laboratories common stock owned by MSI, Inc., a Utah corporation. No underwriters were involved and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The exchange was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a)     Exhibits

                     3.1 By-Laws of Abbott Laboratories, as amended and effective October 8, 1999 - attached hereto.

                     12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

                     27.    Financial Data Schedule - attached hereto.

              b)     Reports on Form 8-K

                     One report on Form 8-K was filed during the quarter ended September 30, 1999. In a Form 8-K dated September 29, 1999, Abbott reported that on September 28, 1999, it announced that it has been notified by the government of alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. In addition, in a Form 8-K dated November 4, 1999, Abbott reported that a consent decree was entered in the United States District Court for the Northern District of Illinois which settles the issues involving Abbott's diagnostics manufacturing operations in Lake County, Illinois.

                                    SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABBOTT LABORATORIES


                                   /s/ Gary L. Flynn
                                   -------------------------------------------
Date: November  5, 1999            Gary L. Flynn, Vice President
                                   and Controller (Principal Accounting Officer)