Form 10-K405
period 1999-12-31
ABBOTT LABORATORIES
filed 2000-03-14
CIK 1800

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999        COMMISSION FILE NUMBER 1-2189

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

                                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                 ON WHICH REGISTERED
Common Shares, Without Par Value (including         New York Stock Exchange
Preferred Stock Purchase Rights)                    Chicago Stock Exchange
                                                    Pacific Exchange

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES _X_ NO ____

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF THE 1,439,038,517 SHARES OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, COMPUTED BY USING THE CLOSING PRICE AS REPORTED ON THE CONSOLIDATED TRANSACTION REPORTING SYSTEM FOR ABBOTT LABORATORIES COMMON SHARES WITHOUT PAR VALUE ON JANUARY 31, 2000, WAS APPROXIMATELY $46,858,691,709. ABBOTT HAS NO NON-VOTING COMMON EQUITY.

NUMBER OF COMMON SHARES OUTSTANDING AS OF JANUARY 31, 2000: 1,547,694,358.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE ABBOTT LABORATORIES ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PARTS I, II, AND IV.

PORTIONS OF THE 2000 ABBOTT LABORATORIES PROXY STATEMENT ARE INCORPORATED BY REFERENCE INTO PART III.

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

              FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
               GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is the Note entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements in the Abbott Laboratories Annual Report for the year ended December 31, 1999 (1999 Annual Report), filed as an exhibit to this report.

                       NARRATIVE DESCRIPTION OF BUSINESS

    Abbott has five reporting revenue segments: Pharmaceutical Products, Diagnostic Products, Hospital Products, Ross Products, and International. Abbott also has a 50 percent owned joint venture, TAP Holdings Inc.

PHARMACEUTICAL PRODUCTS

    This segment's products include a broad line of adult and pediatric pharmaceuticals which are sold primarily on the prescription or recommendation of physicians.

    The principal products included in this segment are the anti-infectives clarithromycin, sold in the United States under the trademark
Biaxin-Registered Trademark-, and various forms of erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and E.E.S.-Registered Trademark-; agents for the treatment of epilepsy, migraine, and bipolar disorder, including Depakote-Registered Trademark- and Gabitril-Registered Trademark-; a broad line of urology products, including Flomax-Registered Trademark- for the treatment of benign prostatic hyperplasia; Abbokinase-Registered Trademark-, a thrombolytic drug; TriCor-Registered Trademark- for the treatment of elevated triglycerides; and the anti-viral Norvir-Registered Trademark-, a protease inhibitor for the treatment of HIV infection. In addition, this segment co-promotes the proton pump inhibitor Prevacid-Registered Trademark- (lansoprazole) for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis, under an agreement with TAP Pharmaceuticals Inc.

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

    The principal products included in this segment are systems and reagents used to perform immunoassay tests including Architect-Registered Trademark-, AxSYM-Registered Trademark-, IMx-Registered Trademark-, Abbott Quantum-TM-; Commander-Registered Trademark-, and Abbott PRISM-Registered Trademark- lines of instruments and chemical reagents; screening tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of HIV antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen; therapeutic drug monitoring tests and systems such as TDx-Registered Trademark- and TDxFlx-Registered Trademark-; the Murex-Registered Trademark- line of microtiter-based immunoassay test kits; the LCx-Registered Trademark- amplified probe system and reagents; the Abbott TestPack-Registered Trademark- and Determine-Registered Trademark- systems for rapid diagnostic testing; clinical chemistry systems such as Abbott Spectrum-Registered Trademark-, Aeroset-Registered Trademark-,
Alcyon-Registered Trademark-, and Abbott Vision-Registered Trademark-; a full line of hematology systems and reagents known as the Cell-Dyn-Registered Trademark- series; the MediSense-Registered Trademark- line of blood glucose monitoring meters and test strips for diabetics including Precision Xtra-Registered Trademark-, Precision Q.I.D.-Registered Trademark-,the ExacTech-Registered Trademark-, the MediSense II-TM-, the ExacTech RSG-Registered Trademark-, Precision G-Registered Trademark- and Precision PCx-Registered Trademark- hospital systems; and the Fact
Plus-Registered Trademark- and Fact Plus-Registered Trademark- One Step pregnancy tests. In addition, this segment distributes the i-STAT-Registered Trademark- point-of-care testing system through an exclusive long-term sales and marketing alliance with i-STAT Corporation.

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

    This segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products. For a specified period, certain of this segment's products are subject to restrictions on their sale in the United States. These restrictions are discussed in Regulation on page 7.

HOSPITAL PRODUCTS

    This segment's products include drugs and drug delivery systems, perioperative and intensive care products, cardiovascular products, renal products, oncology products, intravenous and irrigation solutions, related manual and electronic administration equipment, and diagnostic imaging products for hospitals and alternate-care sites.

    The principal products included in this segment are hospital injectables including Carpuject-Registered Trademark- and FirstChoice-Registered Trademark-generics; premixed intravenous drugs in various containers; ADD-Vantage-Registered Trademark- and Nutrimix-Registered Trademark- drug and nutritional delivery systems; anesthetics, including
Pentothal-Registered Trademark-, Amidate-Registered Trademark-, Ultane-Registered Trademark-, isoflurane, and enflurane; products for anxiety, nausea and pain associated with surgery; cardiovascular products including Techstar-Registered Trademark-, Prostar-Registered Trademark-, and The Closer-TM- vessel closure products, Opticath-Registered Trademark- and OptiQ-TM-advanced sensor catheters, Transpac-Registered Trademark- for hemodynamic monitoring, peripheral wires, catheters, and other specialty cardiac products; Calcijex-Registered Trademark- and Zemplar-TM-, injectable agents for treatment of bone disease in hemodialysis patients; intravenous solutions and related administration equipment sold as the LifeCare-Registered Trademark- line of products, LifeShield-Registered Trademark- needleless products, and Venoset-Registered Trademark- products; irrigating fluids; parenteral nutritionals such as Aminosyn-Registered Trademark- and Liposyn-Registered Trademark-; Plum-Registered Trademark-,
Omni-Flow-Registered Trademark-, and Abbott AIM-Registered Trademark- electronic drug delivery systems; Abbott Pain Manager-Registered Trademark-; patient-controlled analgesia systems; venipuncture products; diagnostic imaging products used in MRI (magnetic resonance imaging) and CT (computed tomography) imaging;

and Faultless-Registered Trademark- rubber sundry products. In the fourth quarter of 1999, Abbott acquired all of the outstanding shares of Perclose, Inc., a company that designs, manufactures, and markets less invasive medical devices that automate the surgical closure or connection of blood vessels.

    This segment markets its products in the United States. They are generally distributed to wholesalers and directly to hospitals from Abbott-owned distribution centers and public warehouses. This segment also develops and manufactures products for other companies.

    This segment's products are subject to competition in technological innovation, price, convenience of use, instrument warranty provisions, service, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

ROSS PRODUCTS

    This segment's products include a broad line of adult and pediatric nutritionals. These products are sold primarily on the recommendation of physicians or other health care professionals. The segment also includes specialty pharmaceuticals and consumer products.

    Principal nutritional products include various forms of prepared infant formula, including Similac-Registered Trademark-, Isomil-Registered Trademark-, Alimentum-Registered Trademark-, and NeoSure-Registered Trademark-; and other adult and pediatric products, including Ensure-Registered Trademark-, Ensure Plus-Registered Trademark-, Ensure-Registered Trademark- High Protein, Ensure-Registered Trademark-Light, Jevity-Registered Trademark-, Glucerna-Registered Trademark-, PediaSure-Registered Trademark-, Pedialyte-Registered Trademark-, and Pulmocare-Registered Trademark-. Principal consumer products include the dandruff shampoo Selsun
Blue-Registered Trademark-; Murine-Registered Trademark- eye care and ear care products; and Tronolane-Registered Trademark- hemorrhoid medication. The principal pharmaceutical product is Survanta-Registered Trademark-. In addition, this segment co-promotes Synagis-Registered Trademark- under an agreement with MedImmune Incorporated.

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

INTERNATIONAL

    This segment's products include a broad line of hospital, pharmaceutical, and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

    This segment's principal products include the anti-infectives clarithromycin, sold under the trademarks Biaxin-Registered Trademark-, Klacid-Registered Trademark- and Klaricid-Registered Trademark-, tosufloxacin, sold in Japan under the trademark Tosuxacin-Registered Trademark-, and various forms of the antibiotic erythromycin, sold primarily as PCE-Registered Trademark- or polymer coated erythromycin, Erythrocin-Registered Trademark-, and E.E.S.-Registered Trademark-; the anti-viral Norvir-Registered Trademark-, a protease inhibitor for the treatment of HIV infection; Lupron-Registered Trademark-, also marketed as Lucrin-Registered Trademark-, used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids; Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; various cardiovascular products, including
Loftyl-Registered Trademark-, a vasoactive agent; Hytrin-Registered Trademark-, also marketed as Hitrin-Registered Trademark- and Flotrin-Registered Trademark-, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia, and candesartan, sold under the trademarks Blopress-TM- and Tiadyl-TM-, an angiotension 2 antagonist; meloxicam, a preferential COX-2 inhibitor; various forms of infant formulas and follow-on formulas, including Similac Advance-Registered Trademark-, Gain-Registered Trademark-, and Abbott Grow-TM-; various adult medical nutritionals, including
Ensure-Registered Trademark-, Glucerna-Registered Trademark-, and Jevity-Registered Trademark-; and a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane-Registered Trademark- and in a few other markets as Ultane-Registered Trademark-), isoflurane, and enflurane; specialty injectables such as Calcijex-Registered Trademark- and Survanta-Registered Trademark-; and electronic drug delivery systems sold in selective international markets.

    This segment's pharmaceutical and nutritional products are generally sold directly to government agencies, retailers, wholesalers, and health care facilities. In most cases, they are distributed from Abbott-owned distribution centers. Certain products are co-marketed with other companies. Some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Competition is generally from other broad line and specialized pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other broad line and specialized health care manufacturers and food companies. Nutritional products are subject to competition in price, scientific innovation, formulation, and promotional initiatives.

    This segment's hospital products are generally distributed to wholesalers and directly to hospitals from distribution centers maintained by Abbott. This segment is subject to competition in technological innovation, price, convenience of use, instrument warranty provisions, service, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Products in this segment can be subject to rapid product obsolescence. Abbott has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products.

TAP HOLDINGS INC.

    Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Holdings Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc.
(TAP), develops and markets pharmaceutical products for the

United States and Canada. TAP markets Lupron-Registered Trademark-, an LH-RH analog, and Lupron Depot-Registered Trademark-, a sustained release form of Lupron-Registered Trademark-, in the United States. Lupron-Registered Trademark-and Lupron Depot-Registered Trademark- are used principally for the palliative treatment of advanced prostate cancer and the treatment of endometriosis. TAP also markets Prevacid-Registered Trademark- (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with Abbott for Prevacid-Registered Trademark-. Its principal indications are for heartburn and other symptoms associated with gastroesophageal reflux disease (GERD), erosive esophagitis, short-term treatment of duodenal ulcers, the maintenance of healed erosive esophagitis and duodenal ulcers. Abbott has marketing rights to certain Takeda products in select Latin American markets. Abbott also markets Lupron-Registered Trademark-, Lupron Depot-Registered Trademark-, Lucrin-Registered Trademark-, Lupron Depot-Ped-Registered Trademark-, and Prevacid-Registered Trademark- in select markets outside the United States.

    TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of TAP's brand of products by physicians. Managed care purchasers, for example, health maintenance organizations (HMOs) and pharmacy benefit managers, are increasingly important customers. Competition is generally from other pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

            INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Abbott purchases, in the ordinary course of business, necessary raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and overseas. There have been no recent significant availability problems or supply shortages.

PATENTS, TRADEMARKS, AND LICENSES

    Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns, has applications pending for, and is licensed under a substantial number of patents. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2000 to 2020, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin (which is sold under the trademarks Biaxin-Registered Trademark-, Klacid-Registered Trademark- and Klaricid-Registered Trademark-), are material in relation to Abbott's business as a whole. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. In addition, the patents, licenses, and trademarks related to divalproex sodium (which is sold under the trademark
Depakote-Registered Trademark-) are significant for Abbott's Pharmaceutical Products segment. The original United States compound patents covering divalproex sodium will expire in 2008. Litigation involving Abbott's patents covering divalproex sodium is discussed in Legal Proceedings on pages 10 and 11.

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

RESEARCH AND DEVELOPMENT

    Abbott spent $1,193,963,000 in 1999, $1,228,777,000 in 1998, and
$1,307,362,000 in 1997 on research to discover and develop new products and processes and to improve existing products and processes. Abbott continues to concentrate research expenditures on pharmaceutical and diagnostic products.

ENVIRONMENTAL MATTERS

    Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 1999 were approximately $20 million and $54 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate
$19 million and $57 million, respectively, in 2000.

    Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at twenty-four locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at two Abbott-owned sites, and has initiated remediation at four sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

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

EMPLOYEES

    Abbott employed 57,100 persons as of December 31, 1999.

REGULATION

    In late 1998, the United States Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product Abbokinase-Registered Trademark- due to current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. In January 1999, after Abbott revised the product's labeling to add additional warnings and the FDA issued a health care provider information sheet, the FDA released certain lots that were under its review. No lots have been released since January 1999. Abbott submitted a letter to the FDA on October 7, 1999, responding to the FDA's concerns and committing to meet all outlined criteria for the release of Abbokinase. On December 10, 1999, Abbott met with the FDA to review Abbott's plan for the qualification of new raw materials and reinitiation of manufacturing. The FDA concurred with Abbott's strategy. In the future, Abbott will sell only Abbokinase that is manufactured with new raw materials that meet the FDA's criteria. Abbott cannot predict, however, whether it will be successful in qualifying new raw material sources or the effect of this matter on future sales of Abbokinase. Sales of Abbokinase were approximately $47 million and $277 million in 1999 and 1998, respectively.

    On September 28, 1999, Abbott announced that it had been notified by the United States government of alleged noncompliance with the FDA's Quality System Regulation at the Lake County, Illinois facilities of Abbott's Diagnostic Products division. On November 4, 1999, a consent decree was entered in the United States District Court for the Northern District of Illinois which settles the issues involving Abbott's diagnostic manufacturing operations in Lake County, Illinois. The decree required Abbott to make a payment of $100 million to the United States government and to ensure its diagnostic manufacturing processes in Lake County, Illinois conform with the FDA's current Quality System Regulation. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as certain assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. However, Abbott is prohibited from manufacturing or distributing certain other diagnostic products until Abbott ensures the processes in its Lake County, Illinois diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has submitted to the FDA proposed master compliance and validation plans to ensure its processes conform with the current Quality System Regulation. The decree requires Abbott to ensure its facilities are in conformance with the current Quality System Regulation within one year. The consent decree does not affect Abbott's MediSense, i-STAT, hematology or Murex products; the clinical chemistry products Abbott Spectrum-Registered Trademark-, Aeroset-Registered Trademark-, and Alcyon-Registered Trademark-; or any other Abbott divisions or their products. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

    The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of and controls over research and laboratory procedures, clinical investigations, and manufacturing, marketing, sampling, distribution, record keeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

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

    The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and is implementing a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. The

Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

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

    Abbott expects debate to continue during 2000 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations also are having an impact on United States regulations. The International Organization for Standardization (ISO) provides the criteria for meeting the regulations for medical devices within the European Union. Abbott has made significant strides in gaining ISO 9000 and European Norm 46000 certification for facilities that manufacture devices for European markets. The FDA recently adopted regulations governing the manufacture of medical devices that appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

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

                  LOCATION                     REPORTABLE REVENUE SEGMENTS OF PRODUCTS PRODUCED
---------------------------------------------  ------------------------------------------------
Abbott Park, Illinois                          Pharmaceutical Products, Diagnostic Products,
                                                 and Hospital Products
Abingdon, England                              Diagnostic Products
Altavista, Virginia                            Ross Products
Ashland, Ohio                                  Hospital Products
Austin, Texas                                  Hospital Products
Barceloneta, Puerto Rico                       Pharmaceutical Products and Diagnostic Products
Bedford, Massachusetts                         Diagnostic Products
Brockville, Canada                             International
Campoverde, Italy                              International
Casa Grande, Arizona                           Ross Products
Columbus, Ohio                                 Ross Products
Dartford, England                              Diagnostic Products
Delkenheim, Germany                            Diagnostic Products
Haina, San Cristoba, Dominican Republic        Hospital Products
Irving, Texas                                  Diagnostic Products
Laurinburg, North Carolina                     Hospital Products
McPherson, Kansas                              Hospital Products
Montreal, Canada                               International
Morgan Hill, California                        Hospital Products
North Chicago, Illinois                        Pharmaceutical Products and Hospital Products
Queenborough, England                          International
Rocky Mount, North Carolina                    Hospital Products
Salt Lake City, Utah                           Hospital Products
Santa Clara, California                        Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland     Diagnostic Products and International
Sturgis, Michigan                              Ross Products
St. Remy, France                               International
Tokyo, Japan                                   Diagnostic Products
Zwolle, The Netherlands                        International

    In addition to the above, Abbott has manufacturing facilities in six other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 15 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States, including Puerto Rico, Abbott owns 11 distribution centers. Abbott also has 14 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Irving, Texas; Long Grove, Illinois; Madera, California; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Redwood City, California; Santa Clara, California; and San Diego, California. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Canada, France, Germany, Ireland, Japan, The Netherlands, South Africa, Spain, and the United Kingdom.

    The corporate offices, and those principal plants in the United States that are listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS

    Abbott is involved in various claims and legal proceedings, including (as of January 31, 2000), 130 antitrust lawsuits and two investigations in connection with Abbott's pricing of prescription pharmaceuticals, two cases involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote-Registered Trademark-, 13 antitrust lawsuits, two antitrust investigations, and one patent infringement lawsuit involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-, and 18 cases involving Abbott's alleged noncompliance with the United States Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Products division facilities in Lake County, Illinois.

    As of January 31, 2000, 116 prescription pharmaceutical pricing antitrust cases were pending in federal court and 14 were pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts:
Clarke County, Alabama; Monterey County, California; San Francisco County, California (five cases); San Joaquin County, California; Prentiss County, Mississippi; Burleigh County, North Dakota; San Miguel, County, New Mexico; Hughes County, South Dakota; Cocke County, Tennessee; and, Marshall County, West Virginia. Abbott entered and the courts have approved settlement agreements in the consumer lawsuits that were previously pending in the following jurisdictions: Kansas, North Carolina, and Tennessee. The investigations are being conducted by the Attorney General of Illinois and the Federal Trade Commission.

    As of January 31, 2000, two cases were pending involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote-Registered Trademark-. On October 24, 1997, after having been notified that TorPharm, a division of Apotex, Inc. ("TorPharm") had applied to the Federal Food and Drug Administration (the "FDA") for approval for a generic version of divalproex sodium, Abbott sued TorPharm in the United States District Court for the Northern District of Illinois alleging patent infringement. TorPharm contends that its product does not infringe Abbott's patents and that, in any event, the patents are invalid and unenforceable. A trial is scheduled for July 17, 2000. On August 28, 1992, after having been notified that Alra Laboratories, Inc. ("Alra") had applied to the FDA for approval for a generic version of divalproex sodium, Abbott sued Alra in the United States District Court for the Northern District of Illinois alleging patent infringement. Alra filed counterclaims alleging that Abbott fraudulently delayed Alra's entry into the market for divalproex sodium and seeking money damages. Alra contended that its product did not infringe Abbott's patents and that, in any event, those patents were invalid and unenforceable. Alra filed motions for summary judgment on the issues of infringement and validity. Abbott filed a motion for summary judgment on the issue of infringement. On
October 20, 1997, the court granted Abbott's motion for summary judgment and found that Alra's product infringes Abbott's patents. The court denied Alra's motions for summary judgment on the issues of infringement and patent invalidity and dismissed the lawsuit. Alra filed a motion for reconsideration of the court's ruling. That motion was granted in part and denied in part. On
November 23, 1999, the court re-affirmed its prior rulings granting Abbott summary judgment. Alra has appealed.

    As of January 31, 2000, one case involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark
Hytrin-Registered Trademark-, was pending. Five cases had been filed in the United States District Court for the Northern District of Illinois alleging infringement of Abbott's terazosin hydrochloride form IV patent. The other parties to these cases were Geneva Pharmaceuticals, Inc. ("Geneva"), Novopharm Limited ("Novopharm"), Invamed, Inc. ("Invamed"), Mylan Pharmaceuticals, Inc. ("Mylan"), and Warner Chilcott, Inc. ("Warner Chilcott"). Abbott sued each of these five corporations alleging patent infringement after learning that they had applied to the FDA for approval for a generic version of terazosin hydrochloride. Each of these corporations contended that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. The Geneva, Invamed, and Novopharm cases were all pending before the same judge, who, on September 1, 1998, entered a judgment in each of those cases ruling that the Abbott patent at issue in those cases is invalid. Abbott appealed this ruling and on July 1, 1999, the appellate court affirmed the lower court's decision. Abbott filed a petition for a writ of certiorari in the United States Supreme Court, which was denied on January 10, 2000. On October 4, 1999, Mylan's motion in the appellate court for Summary Affirmance, based on the September 1, 1998 ruling in the Geneva case, was granted. Abbott filed a petition for a writ of certiorari in the United States Supreme Court, which is pending. On November 24, 1999, Warner Chilcott's motion in the appellate court for Summary Affirmance, based on the September 1, 1998 ruling in the Geneva case, was granted and is now final.

    In April 1996, Zenith Laboratories, Inc. ("Zenith") sued Abbott in the United States District Court for the District of New Jersey alleging that Abbott had engaged in unfair competition, abuse of process, tortious interference with prospective economic advantage, and fraud in attempting to protect Hytrin from generic competition. Zenith sought money damages and a declaration that certain of Abbott's patents covering terazosin hydrochloride are invalid. Abbott filed counterclaims alleging patent infringement. On March 31, 1998, Abbott and Zenith reached an agreement that resolved the patent litigation and the litigation of other claims between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva reached an agreement under which Geneva would not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending patent litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they could enter the market for terazosin hydrochloride under their agreements. Under the agreements, both Zenith and Geneva would have been free to enter the market for terazosin hydrochloride in the United States if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally entered the generic market in the United States. On August 12, 1999, Abbott and Geneva terminated their

April 1, 1998 agreement, and Geneva returned to Abbott a portion of the payments held in escrow under the agreement. On August 13, 1999, Geneva entered the market with its product.

    As of January 31, 2000, 13 cases were pending relating to Abbott's agreements with Geneva and Zenith and/or its conduct with respect to its patents for terazosin hydrochloride. Nine cases were pending in federal court. Four were pending in state court. Each alleges Abbott violated antitrust and/or consumer protection laws. Generally, each seeks actual damages, treble damages, civil penalties, and other relief. Abbott has sought or intends to seek to have the state cases removed to federal court and has requested or intends to request the Judicial Panel for Multidistrict Litigation to transfer the cases to the United States District Court for the Southern District of Florida for coordinated pre-trial proceedings. Abbott has filed or intends to file a response to each complaint denying all substantive allegations.

    As noted above, as of January 31, 2000, 9 cases are pending in federal court. On December 18, 1998, Louisiana Wholesale Drug Co. sued Abbott, Geneva and Zenith. On August 30, 1999, Valley Drug Co. sued Abbott and Geneva. Both cases were filed in in the United States District Court for the Southern District of Florida. On October 19, 1999, Char-Mar Pharmacy, Inc. sued Abbott, Geneva, and Zenith in the United States District Court for the Eastern District of New York. On August 19, 1999, Drug Mart Pharmacy Corp. sued Abbott, Geneva, and Zenith in the Supreme Court of New York, Kings County. The case is now pending in the United States District Court for the Southern District of Florida. On October 5, 1999, United Wisconsin Services, Inc., Blue Cross & Blue Shield of Wisconsin, Inc., Compare Health Insurance Corp., Unity Health Plans Insurance Corp., and Valley Health Plan Inc. sued Abbott in the Circuit Court of Cook County. The case is now pending in the United States District Court for the Northern District of Illinois. On October 29, 1999, Ewald and Lavera Grosskrueger sued Abbott in the Circuit Court of Cook County, Illinois. The case is now pending in the United States District Court for the Northern District of Illinois. On November 29, 1999, Maxicare Health Plans, Inc. sued Abbott in the Superior Court of the State of California for the City and County of San Francisco. The case is now pending in the United States District Court for the Northern District of California. Each of the 7 preceding cases purports to be a class action. In addition, on July 12, 1999, Walgreen Co. and five other retail pharmacy chains sued Abbott, Geneva, and Zenith and on December 29, 1999, CVS Meridian, Inc. and Rite Aid Corp. sued Abbott, Geneva, and Zenith. Both cases were filed in the United States District Court for the Southern District of Florida.

    As of January 31, 2000, 4 cases were pending in state court. Each purports to be a class action. On December 30, 1999, Victor Scafani sued Abbott, Geneva, and Zenith in the Superior Court of California for the County of San Mateo. On January 7, 2000, Mermel J. Valentine sued Abbott, Geneva, and Zenith in the Circuit Court of Tennessee, Cocke County. On November 8, 1999, Aaron Asher and New Utrecht Pharmacy, Inc., sued Abbott, Geneva, and Zenith in the Supreme Court of New York for the County of New York. On November 18, 1999, Joseph Lisanti sued Abbott, Geneva, and Zenith in the Supreme Court of New York for the County of Nassau.

    On April 19, 1999, Abbott received a subpoena and a civil investigation demand from the Federal Trade Commission regarding Abbott's agreements with Geneva and Zenith. On December 29, 1999, Abbott received a civil investigative demand from the State of Florida, Office of the Attorney General, regarding Abbott's agreements with Geneva and Zenith.

    As of January 31, 2000, eighteen cases, including five shareholder derivative suits, were pending relating to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Products division facilities in Lake County, Illinois. (This matter is discussed in greater detail in "Regulation" on page 7 and is incorporated herein by this reference.)

    Thirteen of these lawsuits allege that Abbott and Miles White, its Chief Executive Officer, and in some cases, Thomas Brown, Abbott's Senior Vice President, Diagnostic Operations, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by misrepresenting or omitting material information about the alleged regulatory noncompliance. On October 20, 1999, Tom Anderson sued

Abbott and Mr. White. Abbott and Mr. White were also sued by Adele Brody on October 26, 1999; Solomon Glazer on October 26, 1999; Deborah Isaac on
October 26, 1999; Feivel Alter on November 3, 1999; George Ehlert and Georgeanne Ehlert on November 26, 1999; Albert Pats on November 26, 1999; James Bresnahan on December 16, 1999; and, also on December 16, 1999 by Robert Corwin. In addition, in their lawsuits against Abbott and Mr. White, the following individuals also sued Mr. Brown: James Brannon on November 5, 1999; Scott Mustin on December 3, 1999; Bethany Gill Revocable Trust on December 7, 1999; and, also on December 7, 1999, Joseph Rabinovits. These lawsuits were filed in the United States District Court for the Northern District of Illinois. Each of these cases
(a) purports to be a class action brought on behalf of purchasers of Abbott stock between March 17, 1999, and September 29, 1999 (or, in the case brought by Tom Anderson on behalf of purchasers of Abbott stock between March 17, 1999 and November 2, 1999), and (b) seeks unspecified monetary damages and other relief. On February 2, 2000, the United States District Court consolidated all thirteen cases, which will now be known as, "IN RE ABBOTT LABORATORIES SECURITIES LITIGATION." Abbott denies all of the substantive allegations of these lawsuits and will vigorously defend against them.

    The five shareholder derivative suits name as defendants each of Abbott's current directors, certain former directors and, nominally, Abbott, and claim that the directors breached their fiduciary duties by, among other things,
(a) allowing the alleged regulatory noncompliance, (b) failing to publicly disclose the alleged regulatory noncompliance in supposed violation of federal securities law, (c) misusing or permitting the misuse of corporate information for the personal profit of corporate insiders in supposed violation of federal and state law, and (d) causing Abbott to pay $100 million to the federal government and withdraw certain medical diagnostics kits from the U.S. market. In the United States District Court for the Northern District of Illinois, Leo Farrell sued on November 5, 1999; Leonard Bronstein sued on November 8, 1999; and Carpenters Pension Fund of Arkansas and David Kaufman sued on December 15, 1999 (and also name Thomas Hodgson, a former director and officer, as a defendant). In the Circuit Court of Cook County, Illinois, F. David Seinfeld sued on December 2, 1999. In the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois, Craig Heneghan and Marjory Motiaytis sued on December 14, 1999 (and also names K. Frank Austen, a former director, and Duane Burnham, a former director and officer, as defendants). In each case, the plaintiffs request unspecified monetary damages to be paid to Abbott, that the directors indemnify Abbott for all fines, penalties or damages paid by Abbott in connection with the alleged regulatory noncompliance, reimbursement of their legal fees and costs, and various forms of other relief. The Bronstein, Farrell, and Carpenters cases have been consolidated and are now known as IN RE ABBOTT LABORATORIES DERIVATIVE SHAREHOLDER LITIGATION. Abbott has filed motions to dismiss the Seinfeld and Heneghan cases. Abbott intends to deny all of the substantive allegations of these suits. Abbott will vigorously defend these suits.

    Abbott has previously reported that four lawsuits, all purporting to be class action lawsuits filed on behalf of a class of holders of ALZA Corporation ("ALZA") stock as of August 16, 1999, were pending in the United States District Court for the Northern District of Illinois. The plaintiffs in these cases were Gayle Stahl, Galina Mikhailova, Ted Dellas, and Sylvia Piven. Each of these cases alleged the defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 by soliciting the approval of ALZA's shareholders for a merger of ALZA with Abbott by means of a proxy statement/prospectus, which the plaintiffs allege contained materially false and misleading statements or omissions concerning Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation. On January 19, 2000, the court dismissed these cases with prejudice.

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

    Current corporate officers, and their ages as of March 1, 2000, are listed below. The officers' principal occupations and employment from January 1995 to March 1, 2000 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

MILES D. WHITE**, 44

    1999 to present -- Chairman of the Board and Chief Executive Officer, and
                       Director.

    1998 to 1999 -- Executive Vice President and Director.

    1995 to 1998 -- Senior Vice President, Diagnostic Operations.

    Elected Corporate Officer -- 1993.

ROBERT L. PARKINSON JR.,** 49

    1999 to present -- President and Chief Operating Officer, and Director.

    1998 to 1999 -- Executive Vice President and Director.

    1995 to 1998 -- Senior Vice President, International Operations.

    1995 -- Senior Vice President, Chemical and Agricultural Products.

    Elected Corporate Officer -- 1989.

JOY A. AMUNDSON**, 45

    1998 to present -- Senior Vice President, Ross Products.

    1995 to 1998 -- Senior Vice President, Chemical and Agricultural Products.

    1995 -- Vice President, Abbott HealthSystems.

    Elected Corporate Officer -- 1990.

CHRISTOPHER B. BEGLEY**, 47

    1999 to present -- Senior Vice President, Chemical and Agricultural
                       Products.

    1998 to 1999 -- Vice President, Abbott HealthSystems.

    1996 to 1998 -- Vice President, MediSense Operations.

    1995 to 1996 -- Vice President, Hospital Products Business Sector.

    Elected Corporate Officer -- 1993.

THOMAS D. BROWN**, 51

    1998 to present -- Senior Vice President, Diagnostic Operations.

    1995 to 1998 -- Vice President, Diagnostic Commercial Operations.

    Elected Corporate Officer -- 1993.

GARY P. COUGHLAN**, 56

    1995 to present -- Senior Vice President, Finance and Chief Financial
                       Officer.

    Elected Corporate Officer -- 1990.

JOSE M. DE LASA**, 58

    1995 to present -- Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer -- 1994.

WILLIAM G. DEMPSEY **, 48

    1999 to present -- Senior Vice President, International Operations.

    1998 to 1999 -- Senior Vice President, Chemical and Agricultural Products.

    1996 to 1998 -- Vice President, Hospital Products Business Sector.

    1995 to 1996 -- Divisional Vice President, Hospital Products Business Sector
                    Sales.

    1995 -- Divisional Vice President and General Manager, Abbott Critical Care
            Systems.

    Elected Corporate Officer -- 1996.

RICHARD A. GONZALEZ**, 46

    1998 to present -- Senior Vice President, Hospital Products.

    1995 to 1998 -- Vice President, Abbott HealthSystems.

    1995 -- Divisional Vice President and General Manager, U.S. and Canada,
            Diagnostic Products.

    Elected Corporate Officer -- 1995.

ARTHUR J. HIGGINS**, 43

    1998 to present -- Senior Vice President, Pharmaceutical Operations.

    1996 to 1998 -- Vice President, Pacific, Asia, and Africa Operations.

    1995 to 1996 -- Divisional Vice President, Pacific, Asia, and Africa
                    Operations.

    1995 -- Divisional Vice President, Commercial Operations, Abbott
            International Division.

    Elected Corporate Officer -- 1996.

THOMAS M. WASCOE**, 53

    1999 to present -- Senior Vice President, Human Resources.

    1995 to 1999 -- Divisional Vice President, Human Resources, Diagnostic
                    Products.

    Elected Corporate Officer -- 1999.

CATHERINE V. BABINGTON, 47

    1995 to present -- Vice President, Investor Relations and Public Affairs.

    1995 -- Director, Corporate Communications.

    Elected Corporate Officer -- 1995.

PATRICK J. BALTHROP, 43

    1998 to present -- Vice President, Diagnostic Commercial Operations.

    1996 to 1998 -- Vice President, Diagnostic Operations, U.S. and Canada.

    1995 to 1996 -- Divisional Vice President and General Manager, U.S. and
                    Canada, Diagnostic Products.

    1995 -- Divisional Vice President and Sector General Manager, Diagnostic
            Products.

    Elected Corporate Officer -- 1996.

MARK E. BARMAK, 58

    2000 to present -- Vice President, Government Affairs.

    1995 to 2000 -- Vice President, Litigation and Government Affairs.

    1995 -- Divisional Vice President and Associate General Counsel, Litigation.

    Elected Corporate Officer -- 1995.

MICHAEL G. BEATRICE, 52

    1999 to present -- Vice President, Corporate Regulatory and Quality Science.

    1996 to 1999 -- Executive Vice President and General Manager, Quintiles
                    Strategic Product Development Consulting Services (global regulatory and quality systems consultation service organization).

    1995 to 1996 -- Deputy Director, Center for Biologics Evaluation and
                    Research, United States Food and Drug Administration.

    Elected Corporate Officer -- 1999.

CHRISTOPHER A. BLECK, 42

    1999 to present -- Vice President, Pediatrics, Ross Products.

    1997 to 1999 -- Divisional Vice President and President and General Manager,
                    Canada, Abbott International Division.

    1995 to 1997 -- Divisional Vice President, Business Development, Abbott
                    International Division.

    Elected Corporate Officer -- 1999.

DOUGLAS C. BRYANT, 42

    1998 to present -- Vice President, Diagnostic Operations, Asia and Pacific.

    1997 to 1998 -- Commercial Director, Asia and Pacific, Diagnostic Products.

    1995 to 1997 -- General Manager, United Kingdom and Ireland, Diagnostic
                    Products.

    1995 -- Regional Sales Manager, Diagnostic Products.

    Elected Corporate Officer -- 1998.

GARY R. BYERS, 58

    1995 to present -- Vice President, Internal Audit.

    Elected Corporate Officer -- 1993.

THOMAS F. CHEN, 50

    1998 to present -- Vice President, Pacific, Asia, and Africa Operations.

    1996 to 1998 -- Regional Director, Taiwan and People's Republic of China.

    1995 to 1996 -- General Manager, Taiwan and People's Republic of China Task
                    Force.

    Elected Corporate Officer -- 1998.

EDWARD J. FIORENTINO, 41

    1998 to present -- Vice President, Pharmaceutical Products, Marketing and
                       Sales.

    1995 to 1998 -- Divisional Vice President, Marketing, Pharmaceutical
                    Products.

    Elected Corporate Officer -- 1998.

GARY L. FLYNN**, 50

    1999 to present -- Vice President and Controller.

    1995 to 1999 -- Divisional Vice President and Controller, Ross Products.

    Elected Corporate Officer -- 1999.

THOMAS C. FREYMAN, 45

    1999 to present -- Vice President, Hospital Products Controller.

    1995 to 1999 -- Vice President and Treasurer.

    Elected Corporate Officer -- 1991.

STEPHEN R. FUSSELL, 42

    1999 to present -- Vice President, Compensation and Development.

    1996 to 1999 -- Divisional Vice President, Compensation and Benefits.

    1995 to 1996 -- Vice President, Total Compensation, Nestle USA (diversified food company).

    Elected Corporate Officer -- 1999.

DAVID B. GOFFREDO, 45

    1998 to present -- Vice President, European Operations.

    1995 to 1998 -- Vice President, Pharmaceutical Products, Marketing and
                    Sales.

    1995 -- Divisional Vice President, Pharmaceutical Products Sales and
            Marketing.

    Elected Corporate Officer -- 1995.

ROBERT B. HANCE, 40

    1999 to present -- Vice President, Diagnostic Operations, Europe, Africa and
                       Middle East.

    1997 to 1999 -- Divisional Vice President, European Region, Diagnostic
                    Products.

    1996 to 1997 -- Area Business Development Director, Europe, Middle East and
                    Africa, Diagnostic Products.

    1995 to 1996 -- Director, Marketing, IPLS and Clinical Chemistry, Diagnostic
                    Products.

    Elected Corporate Officer -- 1999.

GUILLERMO A. HERRERA, 46

    1998 to present -- Vice President, Latin America and Canada Operations.

    1996 to 1998 -- Vice President, Latin America Operations.

    1995 to 1996 -- Area Vice President, Latin America.

    Elected Corporate Officer -- 1996.

JAMES J. KOZIARZ, 51

    1995 to present -- Vice President, Diagnostic Products Research and
                       Development.

    Elected Corporate Officer -- 1993.

ELAINE R. LEAVENWORTH, 40

    1999 to present -- Vice President, Abbott HealthSystems.

    1997 to 1999 -- Divisional Vice President, Licensing and New Business
                    Development, Abbott International Division.

    1996 to 1997 -- Director, Licensing and Acquisitions, Abbott International
                    Division.

    1995 to 1996 -- Director, Nutritionals, Abbott International Division.

    Elected Corporate Officer -- 1999.

JOHN M. LEONARD, 42

    1999 to present -- Vice President, Pharmaceutical Development.

    1997 to 1999 -- Divisional Vice President, Pharmaceutical Development,
                    Pharmaceutical Products Research and Development.

    1996 to 1997 -- Therapeutic Area Venture Head, Pharmaceutical Products
                    Research and Development.

    1995 to 1996 -- Venture Head, Pharmaceutical Products Research and
                    Development.

    Elected Corporate Officer -- 1999.

GREG W. LINDER, 43

    1999 to present -- Vice President and Treasurer.

    1996 to 1999 -- Divisional Vice President and Controller, Hospital Products.

    1995 to 1996 -- Assistant Controller, Corporate Finance.

    Elected Corporate Officer -- 1999.

JOHN F. LUSSEN, 58

    1995 to present -- Vice President, Taxes.

    Elected Corporate Officer -- 1985.

EDWARD L. MICHAEL, 43

    1999 to present -- Vice President, Diagnostic Assays and Systems.

    1997 to 1999 -- Vice President, Diagnostic Operations, Europe, Africa, and
                    Middle East.

    1995 to 1997 -- Director, Area Operations and Scientific Development.

    Elected Corporate Officer -- 1997.

KAREN L. MILLER, 46

    2000 to present -- Vice President, Information Technology.

    1997 to 2000 -- Divisional Vice President, Information Systems, Diagnostic
                    Products.

    1995 to 1997 -- Director, Business Systems, Diagnostic Products.

    Elected Corporate Officer -- 2000.

DANIEL W. NORBECK, 41

    1999 to present -- Vice President, Pharmaceutical Discovery.

    1998 to 1999 -- Divisional Vice President, Discovery, Pharmaceutical
                    Products Research and Development.

    1995 to 1998 -- Divisional Vice President, Area Head, Pharmaceutical
                    Products Research and Development.

    1995 -- Senior Project Leader, Pharmaceutical Products Research and
            Development.

    Elected Corporate Officer -- 1999.

EDWARD A. OGUNRO, 47

    1999 to present -- Vice President, Hospital Products Research and
                       Development, Medical and Regulatory Affairs.

    1995 to 1999 -- Divisional Vice President, Immunodiagnostics and Chemistry,
                    Diagnostic Products.

    Elected Corporate Officer -- 1999.

WILLIAM H. STADTLANDER, 54

    1995 to present -- Vice President, Ross Medical Nutritional Products.

    Elected Corporate Officer -- 1993.

MARCIA A. THOMAS, 52

    1999 to present -- Vice President, Diagnostic Quality Assurance, Regulatory
                       Affairs and Compliance.

    1996 to 1999 -- Vice President, Quality Assurance and Regulatory Affairs.

    1995 to 1996 -- Divisional Vice President, Quality Assurance and Regulatory
                    Affairs, Diagnostic Products.

    1995 -- Divisional Vice President and General Manager, Infectious Diseases
            Diagnostics.

    Elected Corporate Officer -- 1996.

STEVEN J. WEGER JR., 55

    1996 to present -- Vice President, Corporate Planning and Development.

    1995 to 1996 -- Divisional Vice President, Strategic Planning and Technology
                    Assessment, Diagnostic Products.

    Elected Corporate Officer -- 1996.

SUSAN M. WIDNER, 43

    1998 to present -- Vice President, Diagnostic Operations, U.S. and Canada.

    1996 to 1998 -- Divisional Vice President, Worldwide Marketing, Diagnostic
                    Products.

    1995 to 1996 -- Director, Venture Marketing, Diagnostic Products.

    1995 -- Business Unit Manager, Diagnostic Products.

    Elected Corporate Officer -- 1998.

LANCE B. WYATT, 55

    1995 to present -- Vice President, Corporate Engineering.

    1995 -- Divisional Vice President, Quality Assurance and Regulatory Affairs,
            Pharmaceutical Products.

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

                                                                      MARKET PRICE PER SHARE
                                                    -----------------------------------------------------------
                                                               1999                             1998
                                                    ---------------------------      --------------------------
                                                       HIGH             LOW             HIGH             LOW
                                                    ----------      -----------      -----------      ---------
First Quarter.....................................  51 7/16         43               39 7/16          32 1/2
Second Quarter....................................  53 5/16         41 15/16         42 11/16         34 7/8
Third Quarter.....................................  45 7/8          36 5/16          45 11/16         36 5/8
Fourth Quarter....................................  42 7/8          33               50 1/16          39

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system. Pre-split prices have been adjusted to reflect the May 1998 stock split.

SHAREHOLDERS

    There were 106,766 shareholders of record of Abbott common shares as of December 31, 1999.

DIVIDENDS

    Quarterly dividends of $.17 per share and $.15 per share were declared on common shares in 1999 and 1998, respectively, after reflecting the May 1998 stock split.

ITEM 6.  SELECTED FINANCIAL DATA

    Incorporated herein by reference for the years 1995 through 1999 are the applicable portions of the section captioned "Summary of Selected Financial Data" of the 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated herein by reference is management's discussion and analysis of financial condition and results of operations for the years 1999, 1998, and 1997 found under the section captioned "Financial Review" of the 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Incorporated herein by reference is the section captioned "Financial Instruments and Risk Management" of the 1999 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Incorporated herein by reference are the portions of the 1999 Annual Report captioned "Consolidated Statement of Earnings and Comprehensive Income," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Shareholders' Investment," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants" (which contains the related report of Arthur Andersen LLP dated January 17, 2000 (except with respect to the matter discussed in the third paragraph of Note 12, as to which the date is January 20, 2000)). Data relating to quarterly results are found in Note 10.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" found in the 2000 Abbott Laboratories Proxy Statement. Also incorporated herein by reference is the text found under the caption, "Executive Officers of The Registrant" on pages 14 through 21.

ITEM 11.  EXECUTIVE COMPENSATION

    The material in the 2000 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text found under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) DOCUMENTS FILED AS PART OF THIS FORM 10-K.

    1. FINANCIAL STATEMENTS: The Consolidated Financial Statements for the years ended December 31, 1999, 1998, and 1997 and the related report of Arthur Andersen LLP dated January 17, 2000 (except with respect to the matter discussed in the third paragraph of Note 12, as to which the date is January 20, 2000), appearing under the portions of the 1999 Annual Report captioned "Consolidated Statement of Earnings and Comprehensive Income," "Consolidated Statement of Cash Flows," "Consolidated Balance Sheet," "Consolidated Statement of Shareholders' Investment," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," respectively, are incorporated by reference in response to Item 14(a)1. With the exception of the portions of the 1999 Annual Report specifically incorporated herein by reference, such Report shall not be deemed filed as part of this Annual Report on Form 10-K or otherwise deemed subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

    2. FINANCIAL STATEMENT SCHEDULES: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements in the 1999 Annual
Report:

SCHEDULES                                                     PAGE NO.
---------                                                     --------
Valuation and Qualifying Accounts (Schedule II)                  27
Schedules I, III, IV, and V are not submitted because they
 are not applicable or not required.
Supplemental Report of Independent Public Accountants            28
Individual Financial Statements of the registrant have been
 omitted pursuant to Rule 3.05, paragraph (1) of
 Regulation S-X.

    3. EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 30, 31 and 32 of this Form 10-K.

    (b) REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1999:

    Four reports on Form 8-K were filed during the quarter ended December 31, 1999. In a Form 8-K dated November 2, 1999, Abbott reported that a consent decree was entered in the United States District Court for the Northern District of Illinois which settles the issues involving Abbott's diagnostic manufacturing operations in Lake County, Illinois. In a report dated November 10, 1999, Abbott reported that, on November 10, 1999, the Board of Directors of Abbott adopted a shareholder rights plan and declared a dividend of one Preferred Stock Purchase Right for each outstanding share of Abbott common stock to be distributed to the shareholders of record of Abbott as of the close of business on December 1, 1999. In a report dated November 11, 1999, Abbott reported that, on November 11, 1999, Abbott and BankBoston, N.A., as Rights Agent, executed a Rights Agreement relating to the Preferred Stock Purchase Rights to be distributed to the shareholders of record of Abbott as of the close of business on December 1, 1999. In a report dated December 7, 1999, Abbott reported that on December 7, 1999 Abbott and BankBoston, N.A., as Rights Agent, executed an Amendment
    Number 1 to the Rights Agreement between Abbott and BankBoston, N.A., as Rights Agent dated November 11, 1999.

    (c) EXHIBITS FILED (SEE EXHIBIT INDEX ON PAGES 30, 31 AND 32).

    (d) FINANCIAL STATEMENT SCHEDULES FILED (PAGE 27).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABBOTT LABORATORIES

                                          By /s/ MILES D. WHITE
                                            ------------------------------------
                                             Miles D. White
                                             Chairman of the Board and
                                             Chief Executive Officer

                                           Date: February 11, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 11, 2000 in the capacities indicated below.

/s/ MILES D. WHITE
-------------------------------------------
Miles D. White
Chairman of the Board, Chief Executive Officer
and Director of Abbott Laboratories
(principal executive officer)

/s/ ROBERT L. PARKINSON JR.
-------------------------------------------
Robert L. Parkinson Jr.
President, Chief Operating Officer
and Director of Abbott Laboratories

/s/ GARY P. COUGHLAN
-------------------------------------------
Gary P. Coughlan
Senior Vice President, Finance and
Chief Financial Officer
(principal financial officer)

/s/ GARY L. FLYNN
-------------------------------------------
Gary L. Flynn
Vice President and Controller
(principal accounting officer)

/s/ H. LAURANCE FULLER
-------------------------------------------
H. Laurance Fuller
Director of Abbott Laboratories

/s/ DAVID A. JONES
-------------------------------------------
David A. Jones
Director of Abbott Laboratories

/s/ JEFFREY M. LEIDEN
-------------------------------------------
Jeffrey M. Leiden, M.D.
Director of Abbott Laboratories

/s/ DAVID A. L. OWEN
-------------------------------------------
David A. L. Owen
Director of Abbott Laboratories

/s/ BOONE POWELL JR.
-------------------------------------------
Boone Powell Jr.
Director of Abbott Laboratories

/s/ A. BARRY RAND
-------------------------------------------
A. Barry Rand
Director of Abbott Laboratories

/s/ W. ANN REYNOLDS
-------------------------------------------
W. Ann Reynolds
Director of Abbott Laboratories

/s/ ROY S. ROBERTS
-------------------------------------------
Roy S. Roberts
Director of Abbott Laboratories

/s/ WILLIAM D. SMITHBURG
-------------------------------------------
William D. Smithburg
Director of Abbott Laboratories

/s/ JOHN R. WALTER
-------------------------------------------
John R. Walter
Director of Abbott Laboratories

/s/ WILLIAM L. WEISS
-------------------------------------------
William L. Weiss
Director of Abbott Laboratories

                      ABBOTT LABORATORIES AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                AMOUNTS
             ALLOWANCES FOR DOUBTFUL                BALANCE AT   PROVISIONS   CHARGED OFF
                ACCOUNTS AND SALES                  BEGINNING    CHARGED TO     NET OF      BALANCE AT
                    DEDUCTIONS                       OF YEAR     INCOME(A)    RECOVERIES    END OF YEAR
                    ----------                      ----------   ----------   -----------   -----------
        1999......................................    191,352      67,645       (20,041)      238,956
        1998......................................    167,592      41,655       (17,895)      191,352
        1997......................................    153,615      28,188       (14,211)      167,592

(a) Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

             SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with generally accepted auditing standards, the financial statements included in Abbott's Annual Report incorporated by reference in this Form 10-K, and have issued our report thereon dated
January 17, 2000 (except with respect to the matter discussed in the third paragraph of Note 12, as to which the date is January 20, 2000). Our audits were made for the purpose of forming an opinion on those statements taken as a whole.
Schedule II is the responsibility of Abbott's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
January 17, 2000
(except with respect to the matter
discussed in the third paragraph
of Note 12, as to which the date
is January 20, 2000)

                                 EXHIBIT INDEX
                              ABBOTT LABORATORIES
                                 ANNUAL REPORT
                                   FORM 10-K
                                      1999

        10-K
       EXHIBIT
        TABLE
      ITEM NO.
---------------------
         3.1            * Articles of Incorporation-Abbott Laboratories, filed as
                          Exhibit 3.1 to the Abbott Laboratories Quarterly Report on
                          Form 10-Q for the Quarter ended March 31, 1998. (see also
                          Exhibit 4.23, below.)

         3.2            * Corporate By-Laws-Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q
                          for the quarter ended September 30, 1999.

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

         4.13           * Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott Laboratories
                          Annual Report on Form 10-K.

        10-K
       EXHIBIT
        TABLE
      ITEM NO.
---------------------
         4.14           * Form of $200,000,000 6.4% Note issued pursuant to
                          Indenture filed as Exhibit 4.14 to the 1996 Abbott
                          Laboratories Annual Report on Form 10-K.

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

         4.23           * Certificate of Designations, Preferences and Rights of the
                          Series A Junior Participating Preferred Stock, filed as
                          Exhibit 4.1 to the Abbott Laboratories Current Report on
                          Form 8-K filed on November 15, 1999.

         4.24           * Rights Agreement, dated as of November 11, 1999, between
                          Abbott Laboratories and BankBoston, N.A., as Rights Agent,
                          filed as Exhibit 99.1 to the Abbott Laboratories Current
                          Report on Form 8-K filed on November 15, 1999.

         4.25           * Amendment No. 1 to Rights Agreement, dated as of
                          December 7, 1999, between Abbott Laboratories and
                          BankBoston, N.A., as Rights Agent, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 20, 1999.

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

        10.2            * The Abbott Laboratories 1986 Incentive Stock Program filed as Exhibit 10.2 to the 1997 Abbott Laboratories Annual
                          Report on Form 10-K.**

        10.3            * The Abbott Laboratories 1991 Incentive Stock Program filed as Exhibit 10.3 to the 1997 Abbott Laboratories Annual
                          Report on Form 10-K.**

        10.4            * Abbott Laboratories 401(k) Supplemental Plan, filed as
                          Exhibit 10.7 to the Abbott Laboratories 1993 Annual Report
                          on Form 10-K.**

        10-K
       EXHIBIT
        TABLE
      ITEM NO.
---------------------
        10.5            * Abbott Laboratories Supplemental Pension Plan filed as
                          Exhibit 10.1 to the Abbott Laboratories Quarterly Report
                          on Form 10-Q for the quarter ended June 30, 1998.**

        10.6            * The 1986 Abbott Laboratories Management Incentive Plan
                          filed as Exhibit 10.1 to the Abbott Laboratories Quarterly
                          Report on Form 10-Q for the quarter ended June 30,
                          1997.**

        10.7            * Abbott Laboratories Non-Employee Directors' Fee Plan filed as Exhibit 10.8 to the 1998 Abbott Laboratories Annual
                          Report on Form 10-K.**

        10.8            * The Abbott Laboratories 1996 Incentive Stock Program filed as Exhibit 10.9 to the 1997 Abbott Laboratories Annual
                          Report on Form 10-K.**

        10.9            * 1998 Abbott Performance Incentive Plan filed as
                          Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. **

        10.10           Form of Agreement Between Abbott Laboratories and each of
                          M. D. White, R. L. Parkinson Jr., G. P. Coughlan, J. A.
                          Amundson, and R. P. Gonzalez regarding Change in Control.

        12              Computation of Ratio of Earnings to Fixed Charges.

        13              The portions of the Abbott Laboratories Annual Report for
                          the year ended December 31, 1999 captioned "Consolidated
                          Statement of Earnings and Comprehensive Income,"
                          "Consolidated Statement of Cash Flows," "Consolidated
                          Balance Sheet," "Consolidated Statement of Shareholders'
                          Investment," "Notes to Consolidated Financial Statements,"
                          "Report of Independent Public Accountants," "Financial
                          Instruments and Risk Management," "Financial Review," and
                          the applicable portions of the section captioned "Summary
                          of Selected Financial Data" for the years 1995 through
                          1999.

        21              Subsidiaries of Abbott Laboratories.

        23              Consent of Independent Public Accountants.

        27.1            Financial Data Schedule.

        27.2            Financial Data Schedule.

        27.3            Financial Data Schedule.

        99.1            Cautionary Statement Regarding Forward-Looking Statements.

    The 2000 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 14, 2000.

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