Form 10-Q
period 2000-03-31
ABBOTT LABORATORIES
filed 2000-05-15
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from___________________________ to___________________


Commission File No. 1-2189


                               ABBOTT LABORATORIES

An Illinois Corporation                          I.R.S. Employer Identification
                                                         No. 36-0698440



                              100 Abbott Park Road
                        Abbott Park, Illinois 60064-6400

                            Telephone: (847) 937-6l00


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes / X /     No /   /

As of April 14, 2000 the Corporation had 1,549,423,189 common shares without par value outstanding.

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

                                                                         Three Months Ended
                                                                              March 31
                                                                     --------------------------
                                                                       2000            1999
                                                                     ----------      ----------
Net Sales                                                            $3,353,178      $3,313,320
                                                                     ----------      ----------

Cost of products sold .........................................       1,496,447       1,453,016
Research and development ......................................         321,367         269,497
Selling, general and administrative ...........................         730,304         685,480
Gain on sale of business ......................................         (46,304)             --
                                                                     ----------      ----------
     Total Operating Cost and Expenses ........................       2,501,814       2,407,993
                                                                     ----------      ----------

Operating Earnings ............................................         851,364         905,327

Net interest expense ..........................................          12,034          25,852
Income from TAP Pharmaceutical Products Inc. joint venture ....        (118,914)        (71,569)
Net foreign exchange loss .....................................             841          20,559
Other (income) expense, net ...................................           8,147           1,731
                                                                     ----------      ----------
   Earnings Before Taxes ......................................         949,256         928,754

Taxes on earnings .............................................         256,299         260,051
                                                                     ----------      ----------
Net Earnings ..................................................      $  692,957      $  668,703
                                                                     ==========      ==========

Basic Earnings Per Common Share ...............................           $0.45           $0.44
                                                                          =====           =====

Diluted Earnings Per Common Share .............................           $0.44           $0.43
                                                                          =====           =====

Cash Dividends Declared Per Common Share ......................           $0.19           $0.17
                                                                          =====           =====

Average Number of Common Shares Outstanding

   Used for Basic Earnings Per Common Share ...................       1,548,066       1,532,325

Dilutive Common Stock Options .................................          11,489          25,106
                                                                     ----------      ----------

Average Number of Common Shares Outstanding

   Plus Dilutive Common Stock Options .........................       1,559,555       1,557,431
                                                                      =========       =========

Outstanding Common Stock Options Having No Dilutive Effect ....          49,936           1,709
                                                                         ======           =====

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                             (dollars in thousands)

                                                                           Three Months Ended
                                                                                March 31
                                                                     ---------------------------
                                                                          2000           1999
                                                                       ----------      ----------
 Cash Flow From (Used in) Operating Activities:

  Net earnings ..................................................       $ 692,957      $ 668,703
  Adjustments to reconcile net earnings to
  net cash from operating activities -

  Depreciation and amortization .................................         172,561        212,211
  Trade receivables .............................................          80,183        (86,703)
  Inventories ...................................................        (166,898)          (911)
  Gain on sale of business ......................................         (46,304)           ---
  Other, net ....................................................        (352,534)        26,840
                                                                        ---------      ----------
    Net Cash From Operating Activities ..........................         379,965        820,140
                                                                        ---------      ----------

Cash Flow From (Used in) Investing Activities:

  Proceeds from sale of business ................................         116,000            ---
  Acquisitions of property and equipment ........................        (241,804)      (211,908)
  Investment securities transactions ............................         (39,410)        90,450
  Other .........................................................          63,761          7,439
                                                                        ---------      ----------
    Net Cash Used in Investing Activities .......................        (101,453)      (114,019)
                                                                        ---------      ----------

Cash Flow From (Used in) Financing Activities:

  Repayments of commercial paper, net ...........................         (25,000)      (491,000)
  Other borrowing transactions, net .............................          31,216         23,180
  Common share transactions .....................................          54,821         35,748
  Dividends paid ................................................        (263,062)      (227,519)
                                                                        ---------      ----------
    Net Cash Used in Financing Activities .......................        (202,025)      (659,591)
                                                                        ---------      ----------

Effect of exchange rate changes on cash and cash equivalents ....          (3,690)        (7,104)
                                                                        ---------      ----------

Net Increase in Cash and Cash Equivalents .......................          72,797         39,426
Cash and Cash Equivalents, Beginning of Year ....................         608,097        315,238
                                                                        ---------      ----------
Cash and Cash Equivalents, End of Period ........................       $ 680,894      $ 354,664
                                                                        =========      =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 Abbott Laboratories and Subsidiaries

                                  Condensed Consolidated Balance Sheet

                                         (dollars in thousands)


                                                                                       March 31     December 31
                                                                                         2000           1999
                                                                                     -----------    -----------
                                                                                      (Unaudited)
                                     Assets
Current Assets:
  Cash and cash equivalents .......................................................  $   680,894   $   608,097
  Investment securities ...........................................................       94,453       115,199
  Trade receivables, less allowances of $235,001 in 2000 and $238,956 in 1999 .....    1,941,480     2,055,839
  Inventories:

    Finished products .............................................................      864,116       772,478
    Work in process ...............................................................      368,784       338,818
    Materials .....................................................................      389,409       384,148
                                                                                     -----------   -----------
      Total inventories ...........................................................    1,622,309     1,495,444
Prepaid expenses, income taxes, and other receivables .............................    2,388,770     2,145,175
                                                                                     -----------   -----------
      Total Current Assets ........................................................    6,727,906     6,419,754
                                                                                     -----------   -----------
Investment Securities Maturing after One Year .....................................    1,014,931       954,778
                                                                                     -----------   -----------
Property and Equipment, at Cost ...................................................    9,891,241     9,797,567
  Less: accumulated depreciation and amortization .................................    5,110,228     5,027,508
                                                                                     -----------   -----------
  Net Property and Equipment ......................................................    4,781,013     4,770,059
Deferred Charges, Intangible and Other Assets .....................................    2,437,073     2,326,453
                                                                                     -----------   -----------
                                                                                     $14,960,923   $14,471,044
                                                                                     ===========   ===========
                    Liabilities and Shareholders' Investment

Current Liabilities:

  Short-term borrowings and current portion of long-term debt .....................  $   909,117    $  896,271
  Trade accounts payable ..........................................................    1,203,779     1,226,854
  Salaries, income taxes, dividends payable, and other accruals ...................    2,387,749     2,393,586
                                                                                     -----------     ---------
       Total Current Liabilities ..................................................    4,500,645     4,516,711
                                                                                     -----------     ---------
Long-Term Debt ....................................................................    1,326,746     1,336,789
                                                                                     -----------     ---------
Other Liabilities and Deferrals ...................................................    1,259,965     1,189,949
                                                                                     -----------     ---------
Shareholders' Investment:
  Preferred shares, one dollar par value
    Authorized - 1,000,000 shares, none issued ....................................          ---           ---
  Common shares, without par value
    Authorized - 2,400,000,000 shares
    Issued at stated capital amount -
    Shares: 2000: 1,566,756,449; 1999: 1,564,670,440 ..............................    2,001,434     1,939,673
  Common shares held in treasury, at cost -
     Shares: 2000: 17,622,834 ; 1999: 17,650,834 ..................................     (257,347)     (257,756)
  Unearned compensation - restricted stock awards..................................      (21,965)      (23,028)
  Earnings employed in the business................................................    6,566,506     6,174,007
  Accumulated other comprehensive loss.............................................     (415,061)     (405,301)
                                                                                     -----------   -----------
     Total Shareholders' Investment................................................    7,873,567     7,427,595
                                                                                     -----------   -----------
                                                                                     $14,960,923   $14,471,044
                                                                                     ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                     Abbott Laboratories and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2000

                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Supplemental Financial Information
(dollars in thousands)

                                                     Three Months Ended
                                                         March 31
                                                ------------------------
                                                  2000            1999
                                                --------        --------
Net interest expense:

   Interest expense...................         $ 32,215        $ 40,348
   Interest income....................          (20,181)        (14,496)
                                                --------        --------
Total.................................         $ 12,034        $ 25,852
                                                ========        ========

Note 3 - Taxes on Earnings

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion and tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, and the Netherlands.

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

In addition, there are several lawsuits and one investigation pending in connection with the sales of HYTRIN. These suits and the investigation allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing separate agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect HYTRIN from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

Abbott has also been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of Company-owned locations.

Abbott expects that within the next year, legal proceedings will occur that may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited), continued

The matters above are discussed more fully in Note 14 to the financial statements included in Abbott's Annual Report on Form 10-K, which is available upon request.

Note 5  - U.S. Food and Drug Administration Consent Decree

In November 1999, Abbott reached agreement with the U.S. Food and Drug Administration to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Ill., conform with the FDA's current Quality System Regulation. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Ill. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has submitted to the FDA a proposed master compliance and validation plan to ensure its processes conform with the current Quality System Regulation. The decree requires Abbott to ensure its facilities are in conformance with the current Quality System Regulation within one year from the date of the consent decree. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

Note 6 - Comprehensive Income
(dollars in thousands)


                                                                                Three Months Ended
                                                                                      March 31
                                                                            -------------------------
                                                                               2000            1999
                                                                            --------       ---------
Foreign currency translation adjustments..............................      $(31,062)      $ (79,537)
Tax (expense) benefit related to foreign
   currency translation adjustments...................................          (418)            126
Unrealized gains (losses) on marketable equity securities.............        32,566         (27,999)
Tax (expense) benefit related to unrealized gains (losses)
   on marketable equity securities....................................       (10,846)         11,184
                                                                            --------       ---------
Other comprehensive loss, net of tax..................................        (9,760)        (96,226)
Net Earnings..........................................................       692,957         668,703
                                                                            --------       ---------
Comprehensive Income..................................................      $683,197       $ 572,477
                                                                            ========       =========

Supplemental Comprehensive Income Information:

Cumulative foreign currency translation loss adjustments, net of tax..      $463,422        $340,122

Cumulative unrealized (gains) on marketable equity securities,
  net of tax..........................................................       (48,361)        (16,203)
                                                                            ========        ========

Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited), continued

Note 7 - Segment Information
(dollars in millions)

REVENUE SEGMENTS-- Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Segments are identified as those revenue divisions that report directly to the chief operating officer of Abbott. Abbott's reportable segments are as follows:

PHARMACEUTICAL PRODUCTS-- U.S. sales of a broad line of pharmaceuticals.

DIAGNOSTIC PRODUCTS-- Worldwide sales of diagnostic systems for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

HOSPITAL PRODUCTS-- U.S. sales of intravenous and irrigation fluids and related administration equipment, drugs and drug-delivery systems, anesthetics, critical care products, and other medical specialty products for hospitals and alternate-care sites.

ROSS PRODUCTS-- U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

INTERNATIONAL-- Non-U.S. sales of all of Abbott's pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

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

                                                                   Three Months Ended March 31
                                                          --------------------------------------------
                                                               Net Sales to               Operating
                                                           External Customers              Earnings
                                                          -------------------         ----------------
                                                            2000        1999           2000       1999
                                                            ----        ----           ----       ----
Pharmaceutical (a) .....................................  $  607      $  624         $  234     $  348
Diagnostics ............................................     708         715             60        110
Hospital (a) ...........................................     570         576            126        152
Ross ...................................................     550         501            222        185
International ..........................................     852         832            227        213
                                                           -----       -----           ----      -----
Total Reportable Segments ..............................   3,287       3,248            869      1,008
Other...................................................      66          65
                                                          ------      ------
Net Sales ..............................................  $3,353      $3,313
                                                          ======      ======
Corporate functions ...............................................................      41         27
Benefit plans costs ...............................................................      19         27
Non-reportable segments ...........................................................      (7)       (13)
Gain on sale of business ..........................................................     (46)        --
Net interest expense ..............................................................      12         26
Income from TAP Pharmaceutical Products Inc. ......................................    (119)       (72)
Net foreign exchange loss .........................................................       1         21
Other expense (income), net .......................................................      19         63
                                                                                     ------     ------
Consolidated Earnings Before Taxes ................................................  $  949     $  929
                                                                                     ======     ======

(a) In 2000, management of the cardiovascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales and operating earnings for 1999 have been restated to reflect this reclassification.

Notes to Condensed Consolidated Financial Statements
March 31, 2000
(Unaudited), continued

Note 8 -- Sale of Agricultural Products Business

On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In addition, under the terms of the agreement, upon Sumitomo achieving a specified sales milestone, an additional $80 to $90 million would be due to Abbott. This could occur as early as the second quarter of 2000. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

FINANCIAL REVIEW

RESULTS OF OPERATIONS  - FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

The following table details sales by segment for the first quarter 2000:
(dollars in millions)

                                                                  Net Sales to            Percentage
                                                               External Customers         Change (a)
                                                              -------------------        -----------
                                                                    Three Months Ended March 31
                                                              ---------------------------------------
                                                                2000          1999
                                                              ------        ------
Pharmaceutical (b)..............................              $  607        $  624           (2.7)
Diagnostics.....................................                 708           715           (1.1)
Hospital (b)....................................                 570           576           (1.1)
Ross............................................                 550           501            9.7
International...................................                 852           832            2.5
                                                              ------        ------
Total Reportable Segments.......................               3,287         3,248            1.2
Other...........................................                  66            65
                                                              ------        ------
Net Sales.......................................              $3,353        $3,313            1.2
                                                              ======        ======
Total U.S.......................................              $2,061        $2,055            0.3
                                                              ======        ======
Total International.............................              $1,292        $1,258            2.7
                                                              ======        ======

(a) Percentage changes are based on unrounded numbers.

(b) In 2000, management of the cardiovascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales for 1999 have been restated to reflect this reclassification.

Worldwide sales for the first quarter reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 2.8 percent over the first quarter 1999. Pharmaceutical segment sales decreased primarily due to volume shortfalls for HYTRIN. Diagnostics segment sales decreased primarily due to the effect of the consent decree as discussed in
Note 5 and due to the negative effect of the relatively stronger U.S. Dollar. Excluding exchange, Diagnostics and International segment sales increased 1.9 and 6.3 percent, respectively. Diluted earnings per common share for the quarter rose to 44 cents, up 2.3 percent from 43 cents a year ago. Net earnings increased 3.6 percent to $693 million, from $669 million in the first quarter of 1999.

In late 1998, the U.S. Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product ABBOKINASE due to Current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. On December 10, 1999, Abbott met with the FDA to review Abbott's plan for the qualification of new raw materials and reinitiation of manufacturing. In the future, Abbott will sell only ABBOKINASE that is manufactured with new raw materials that meet the FDA's criteria. Abbott cannot predict, however, whether it will be successful in qualifying new raw material sources or the effect of this matter on future sales of ABBOKINASE. It is anticipated, however, that sales of ABBOKINASE will resume after 2000. In 1999, sales of ABBOKINASE were approximately $47 million, all of which were recorded in the first quarter.

In August 1999, Geneva Pharmaceuticals, Inc. began shipments of generic HYTRIN in the United States, which has adversely impacted Abbott's HYTRIN sales. Full year U.S sales of HYTRIN amounted to $466 million in 1999. For the first quarter 2000, U.S. Sales of HYTRIN were $34 million.

As a result of the consent decree entered into with the U.S. Food and Drug Administration in 1999, as discussed in Note 5, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the current Quality System Regulation. The consent decree resulted in a one-time charge of $168 million in 1999. In addition, Abbott estimates that 2000 sales may be negatively impacted up to $250 million and earnings per share may be negatively impacted up to 10 cents per share.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 55.4 percent for the 2000 first quarter, compared to
56.1 percent for the 1999 first quarter. This decrease was primarily due to unfavorable product mix, primarily lower sales of pharmaceuticals.

FINANCIAL REVIEW

(continued)

Research and development expenses for the first quarter 2000 increased 19.2 percent over the comparable 1999 period and includes charges relating to several research and development collaboration agreements entered into in the first quarter 2000. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the first quarter 2000 increased 6.5 percent over the comparable 1999 period, due primarily to increased selling and marketing support for new and existing products.

SALE OF AGRICULTURAL PRODUCTS BUSINESS

On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In addition, under the terms of the agreement, upon Sumitomo achieving a specified sales milestone, an additional $80 to $90 million would be due to Abbott. This could occur as early as the second quarter of 2000. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

INTEREST (INCOME) EXPENSE, NET

Net interest expense decreased in 2000 due primarily to a lower level of borrowings as a result of the termination of the common share purchase program.

TAXES ON EARNINGS

The effective income tax rate was 27.0 percent in 2000 and 28.0 percent in 1999. The tax rate for 2000 was reduced primarily due to the domestic dividend exclusion.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 2000 COMPARED WITH
DECEMBER 31, 1999

Net cash from operating activities for the first quarter 2000 totaled $380 million. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $2.505 billion at March 31, 2000. These lines of credit support domestic commercial paper borrowing arrangements.

Abbott may issue up to $521 million of securities in the future under a registration statement filed with the Securities and Exchange Commission in 1999. Of the $521 million, Abbott may issue up to $271 million either in the form of debt securities or common shares without par value. The remaining $250 million may only be issued in the form of debt securities.

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

FINANCIAL REVIEW
(continued)

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of derivatives as either assets or liabilities. The statement is effective for fiscal years beginning after June 15, 2000. Adoption of the provisions of this statement will not have a material effect on the financial statements of Abbott.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 -- A CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Exhibit 99.1 to the Annual Report on Form 10-K.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Abbott is involved in various claims and legal proceedings, including those described below.

             In its 1999 Annual Report on Securities and Exchange Commission Form 10-K (the "1999 Form 10-K"), Abbott reported that two lawsuits were pending involving Abbott's patents for divalproex sodium. Three additional lawsuits have been filed. On March 9, 2000, after having been notified that Andrx Corporation had filed an abbreviated new drug application to market a generic divalproex sodium, Abbott filed a patent infringement lawsuit against Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, L.L.C. in the United States District Court for the Northern District of Illinois. The defendants have filed a motion to dismiss this complaint. On April 14, 2000, Abbott filed patent infringement lawsuits against these three Andrx companies in the United States District Court for the Southern District of Florida and against Andrx L.L.C. in the United States District Court for the Eastern District of Virginia.

         As of April 14, 2000, 17 antitrust lawsuits and one antitrust investigation involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-, were pending. The final patent infringement lawsuit involving Abbott's patents for terazosin hydrochloride was resolved during the first quarter of 2000. As previously reported, Abbott sued Mylan Pharmaceuticals, Inc. ("Mylan") alleging patent infringement. Mylan contended that Abbott's patent which covers their version of terazosin hydrochloride is invalid and unenforceable. On October 4, 1999, Mylan's motion in the appellate court for Summary Affirmance was granted. In February 2000, the United States Supreme Court denied Abbott's petition for a writ of certiorari.

              In its 1999 Form 10-K, Abbott reported that 13 lawsuits were pending relating to Abbott's agreements with Geneva Pharmaceuticals, Inc. ("Geneva") and Zenith Laboratories, Inc. ("Zenith") regarding terazosin hydrochloride. During the first quarter of 2000, two of these lawsuits, SCAFANI
V. ABBOTT and VALENTINE V. ABBOTT, were removed from state court to the United States District Court for the Southern District of Florida. In addition, four new lawsuits were filed. Three of these new lawsuits are pending in the United States District Court for the Southern District of Florida: on January 19, 2000, William Mednick filed a lawsuit on behalf of himself and others; on January 27, 2000, Clarence Reid filed a lawsuit on behalf of himself and others; and, on April 7, 2000, Blue Cross and Blue Shield of Alabama filed a lawsuit on behalf of itself and others. The plaintiffs in the REID and MEDNICK lawsuits allege Abbott violated antitrust and/or consumer protection laws and seek actual damages, treble damages, civil penalties and other relief. The plaintiffs in the BLUE CROSS case allege Abbott violated federal racketeering statutes and seek unspecified damages. The BLUE CROSS case purports to be a class action.

Finally, on April 10, 2000, Merit Aid Pharmacy filed a lawsuit on behalf of itself and others in San Diego Superior Court, San Diego, California, alleging Abbott violated antitrust laws and seeking actual damages, treble damages, civil penalties and other relief.

         Abbott also reported that the Federal Trade Commission was conducting an investigation regarding Abbott's agreements with Geneva and Zenith. On March 13, 2000, Abbott and the Federal Trade Commission entered into a consent agreement regarding this matter which has been placed in the public record for comments.

           In its 1999 Form 10-K, Abbott reported that eighteen lawsuits, including five derivative lawsuits, were pending relating to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. During the first quarter of 2000, the plaintiff in SEINFELD V. ABBOTT filed a lawsuit in the United States District Court for the Northern District of Illinois, where it was consolidated with the three other shareholder derivative lawsuits that were already pending in that court as IN RE ABBOTT LABORATORIES DERIVATIVE SHAREHOLDER LITIGATION and then voluntarily dismissed his lawsuit that was pending in Illinois state court. The fifth shareholder derivative suit was filed by Craig Heneghan and Marjory Motiaytis in the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois. On April 6, 2000, the Lake County Circuit Court granted Abbott's motion to stay the Heneghan/Motiaytis lawsuit until the shareholder derivative suits pending in federal court are decided. One new case relating to the alleged regulatory noncompliance was filed in the first quarter of 2000. On February 7, 2000, Lena Gallagher sued Abbott and Miles White, Abbott's Chief Executive Officer, claiming the defendants violated Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 by allegedly misrepresenting or omitting material information about the alleged regulatory noncompliance. The complaint, which was filed in the United States District Court for the Eastern District of Illinois, purports to be a class action on behalf of purchasers of ALZA Corporation stock between June 22, 1999 and November 1, 1999, and seeks unspecified monetary damages and relief.

         The United States Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot-Registered Trademark-). Various state and federal agencies including the Office of the Inspector General, the United States Department of Justice and the Texas Attorney General, are also investigating the pricing practices of TAP with respect to Lupron Depot and/or of Abbott with respect to certain other Medicare and Medicaid reimbursable products. These investigations seek to determine whether these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act and the Anti-Kickback Act, or fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. Abbott owns 50 percent of TAP.

         While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on the Company's financial position, cash flows, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on April 28, 2000. The following is a summary of the matters voted on at that meeting.

     (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

     Name                            Votes For                 Votes Withheld
    ------                          -----------               ----------------
H. Laurance Fuller                 1,247,829,128             66,669,298
David A. Jones                     1,244,586,940             69,911,486
Jeffrey M. Leiden, M.D., Ph.D.     1,247,893,732             66,604,694
The Lord Owen CH                   1,247,984,397             66,514,029
Robert L. Parkinson Jr.            1,246,091,752             68,406,674
Boone Powell Jr.                   1,248,195,317             66,303,109
Addison Barry Rand                 1,247,589,123             66,909,303
W. Ann Reynolds, Ph.D.             1,245,426,341             69,072,085
Roy S. Roberts                     1,247,476,037             67,022,389
William D. Smithburg               1,245,633,391             68,865,035
John R. Walter                     1,246,494,483             68,003,943
Miles D. White                     1,242,324,783             72,173,643

     (b) The shareholders approved the amendment of the Abbott Laboratories 1996 Incentive Stock Program. The number of shares cast in favor of the approval of the Abbott Laboratories 1996 Incentive Stock Program, the number against, the number abstaining, and the number of broker non-votes were as follows:

         For                      Against                    Abstain                Broker Non-Vote
        -----                    ---------                  ---------              -----------------
     850,977,581                254,891,780                 13,839,465                194,789,600


     (c) The shareholders ratified the appointment of Arthur Andersen LLP as Abbott's auditors. The number of shares cast in favor of the ratification of Arthur Andersen LLP, the number against, and the number abstaining were as follows:

         For                      Against                    Abstain
        -----                    ---------                  ---------
   1,301,783,279                  7,044,021                  5,671,126

     (d) The shareholders rejected a shareholder proposal that Abbott implement a policy of price restraint on pharmaceutical products. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

         For                      Against                    Abstain                Broker Non-Vote
        -----                    ---------                  ---------              -----------------
      51,502,535                1,028,301,673               39,903,871                194,790,347


Item 6.  Exhibits and Reports on Form 8-K

         a)      Exhibits

                  3.1 By-Laws of Abbott Laboratories, as amended and effective April 28, 2000 - attached hereto.

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



ABBOTT LABORATORIES



/s/ Gary L. Flynn
-------------------------------------------------
Gary L. Flynn, Vice President
and Controller (Principal Accounting Officer)

Date: May 15, 2000