Form 10-Q
period 2000-06-30
ABBOTT LABORATORIES
filed 2000-08-03
CIK 1800

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of June 30, 2000 the Corporation had 1,549,930,306 common shares without par value outstanding.

                          PART I. FINANCIAL INFORMATION

                      Abbott Laboratories and Subsidiaries

                   Condensed Consolidated Financial Statements

                                   (Unaudited)

                      Abbott Laboratories and Subsidiaries

                  Condensed Consolidated Statement of Earnings

                                   (Unaudited)

             (dollars and shares in thousands except per share data)


                                                                  Three Months Ended           Six Months Ended
                                                                        June 30                     June 30
                                                               ------------------------    ------------------------
                                                                  2000          1999          2000          1999
                                                               ----------    ----------    ----------    ----------
Net Sales ..................................................   $3,370,153    $3,259,211    $6,723,331    $6,572,531
                                                               ----------    ----------    ----------    ----------

Cost of products sold ......................................    1,530,254     1,415,188     3,026,701     2,868,204
Research and development ...................................      361,592       317,903       682,959       587,400
Selling, general and administrative ........................      728,943       693,664     1,459,247     1,379,144
Gain on sale of business ...................................      (92,203)           --      (138,507)           --
                                                               ----------    ----------    ----------    ----------
     Total Operating Cost and Expenses .....................    2,528,586     2,426,755     5,030,400     4,834,748
                                                               ----------    ----------    ----------    ----------

Operating Earnings .........................................      841,567       832,456     1,692,931     1,737,783

Net interest expense .......................................       11,090        21,716        23,124        47,568
Income from TAP Pharmaceutical Products Inc. joint venture .     (117,571)      (96,336)     (236,485)     (167,905)
Net foreign exchange (gain) loss ...........................        1,439        (2,078)        2,280        18,481
Other (income) expense, net ................................        7,976        13,355        16,123        15,086
                                                               ----------    ----------    ----------    ----------
     Earnings Before Taxes .................................      938,633       895,799     1,887,889     1,824,553

Taxes on earnings ..........................................      253,431       250,824       509,730       510,875
                                                               ----------    ----------    ----------    ----------
Net Earnings ...............................................   $  685,202    $  644,975    $1,378,159    $1,313,678
                                                               ==========    ==========    ==========    ==========

Basic Earnings Per Common Share ............................   $     0.44    $     0.42    $     0.89    $     0.86
                                                               ==========    ==========    ==========    ==========

Diluted Earnings Per Common Share ..........................   $     0.44    $     0.41    $     0.88    $     0.84
                                                               ==========    ==========    ==========    ==========

Cash Dividends Declared Per Common Share ...................   $     0.19    $     0.17    $     0.38    $     0.34
                                                               ==========    ==========    ==========    ==========

Average Number of Common Shares Outstanding
  Used for Basic Earnings Per Common Share .................    1,549,864     1,535,397     1,548,941     1,533,808

Dilutive Common Stock Options ..............................       16,509        23,304        13,999        24,205
                                                               ----------    ----------    ----------    ----------

Average Number of Common Shares Outstanding
  Plus Dilutive Common Stock Options .......................    1,566,373     1,558,701     1,562,940     1,558,013
                                                               ==========    ==========    ==========    ==========

Outstanding Common Stock Options Having No Dilutive Effect .       19,575         2,808        19,575         2,808
                                                               ==========    ==========    ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

                 Condensed Consolidated Statement of Cash Flows

                                   (Unaudited)

                             (dollars in thousands)


                                                                             Six Months Ended
                                                                                  June 30
                                                                         ------------------------
                                                                            2000          1999
                                                                         ----------    ----------
Cash Flow From (Used in) Operating Activities:
     Net earnings ....................................................   $1,378,159    $1,313,678
     Adjustments to reconcile net earnings to
       net cash from operating activities -
          Depreciation and amortization ..............................      435,773       417,517
          Trade receivables ..........................................      (49,696)      (33,373)
          Inventories ................................................     (252,334)      (67,557)
          Gain on sale of business ...................................     (138,507)           --
          Other, net .................................................      274,159       (17,205)
                                                                         ----------    ----------
          Net Cash From Operating Activities .........................    1,647,554     1,613,060
                                                                         ----------    ----------

Cash Flow From (Used in) Investing Activities:
     Proceeds from sale of business ..................................      116,000            --
     Acquisitions of property, equipment and businesses ..............     (530,845)     (465,109)
     Investment securities transactions ..............................       32,450        79,033
     Other ...........................................................       36,034         6,558
                                                                         ----------    ----------
          Net Cash Used in Investing Activities ......................     (346,361)     (379,518)
                                                                         ----------    ----------

Cash Flow From (Used in) Financing Activities:
     Repayments of commercial paper, net .............................     (548,000)     (760,000)
     Other borrowing transactions, net ...............................         (590)      (12,862)
     Common share transactions .......................................       49,986        70,267
     Dividends paid ..................................................     (557,462)     (485,939)
                                                                         ----------    ----------
          Net Cash Used in Financing Activities ......................   (1,056,066)   (1,188,534)
                                                                         ----------    ----------

Effect of exchange rate changes on cash and cash equivalents .........      (13,075)      (12,674)
                                                                         ----------    ----------

Net Increase in Cash and Cash Equivalents ............................      232,052        32,334
Cash and Cash Equivalents, Beginning of Year .........................      608,097       315,238
                                                                         ----------    ----------
Cash and Cash Equivalents, End of Period .............................   $  840,149    $  347,572
                                                                         ==========    ==========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

                      Condensed Consolidated Balance Sheet

                             (dollars in thousands)


                                                                                               June 30     December 31
                                                                                                 2000          1999
                                                                                             -----------   -----------
                                                                                             (Unaudited)
                                                         Assets
Current Assets:
     Cash and cash equivalents ...........................................................   $   840,149   $   608,097
     Investment securities ...............................................................       144,102       115,199
     Trade receivables, less allowances of $193,056 in 2000 and $238,956 in 1999 .........     2,040,877     2,055,839
     Inventories:
          Finished products ..............................................................       885,225       772,478
          Work in process ................................................................       372,621       338,818
          Materials ......................................................................       426,461       384,148
                                                                                             -----------   -----------
               Total inventories .........................................................     1,684,307     1,495,444
                                                                                             -----------   -----------
Prepaid expenses, income taxes, and other receivables ....................................     2,188,601     2,145,175
                                                                                             -----------   -----------
               Total Current Assets ......................................................     6,898,036     6,419,754
                                                                                             -----------   -----------
Investment Securities Maturing after One Year ............................................       879,707       954,778
                                                                                             -----------   -----------
Property and Equipment, at Cost ..........................................................     9,938,898     9,797,567
     Less: accumulated depreciation and amortization .....................................     5,168,128     5,027,508
                                                                                             -----------   -----------
     Net Property and Equipment ..........................................................     4,770,770     4,770,059
Deferred Charges, Intangible and Other Assets ............................................     2,415,568     2,326,453
                                                                                             -----------   -----------
                                                                                             $14,964,081   $14,471,044
                                                                                             ===========   ===========

                                        Liabilities and Shareholders' Investment

Current Liabilities:
     Short-term borrowings and current portion of long-term debt .........................   $   355,594   $   896,271
     Trade accounts payable ..............................................................     1,480,079     1,226,854
     Salaries, income taxes, dividends payable, and other accruals .......................     2,352,593     2,393,586
                                                                                             -----------   -----------
               Total Current Liabilities .................................................     4,188,266     4,516,711
                                                                                             -----------   -----------
Long-Term Debt ...........................................................................     1,326,416     1,336,789
                                                                                             -----------   -----------
Other Liabilities and Deferrals ..........................................................     1,265,005     1,189,949
                                                                                             -----------   -----------
Shareholders' Investment:
  Preferred shares, one dollar par value
       Authorized - 1,000,000 shares, none issued ........................................            --            --
  Common shares, without par value
  Authorized - 2,400,000,000 shares
       Issued at stated capital amount -
       Shares: 2000: 1,567,539,540; 1999: 1,564,670,440 ..................................     2,074,238     1,939,673
  Common shares held in treasury, at cost -
       Shares: 2000: 17,609,234; 1999: 17,650,834 ........................................      (257,147)     (257,756)
  Unearned compensation - restricted stock awards.........................................       (19,857)      (23,028)
  Earnings employed in the business ......................................................     6,879,490     6,174,007
  Accumulated other comprehensive loss ...................................................      (492,330)     (405,301)
                                                                                             -----------   -----------
               Total Shareholders' Investment ............................................     8,184,394     7,427,595
                                                                                             -----------   -----------
                                                                                             $14,964,081   $14,471,044
                                                                                             ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                      Abbott Laboratories and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                  June 30, 2000

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

Note 2 - Supplemental Financial Information
(dollars in thousands)

                                            Three Months Ended       Six Months Ended
                                                  June 30                 June 30
                                           --------------------    --------------------
                                             2000        1999        2000        1999
                                           --------    --------    --------    --------
Net interest expense:
     Interest expense ..................   $ 33,018    $ 36,492    $ 65,233    $ 76,840
     Interest income ...................    (21,928)    (14,776)    (42,109)    (29,272)
                                           --------    --------    --------    --------
Total ..................................   $ 11,090    $ 21,716    $ 23,124    $ 47,568
                                           ========    ========    ========    ========


Note 3 - Taxes on Earnings

Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion applicable to earnings of TAP Pharmaceutical Products Inc. and tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Italy.

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

In addition, there are several lawsuits and one investigation pending in connection with the sales of HYTRIN. These suits and the investigation allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect HYTRIN from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

The U.S. Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. ("TAP") for LUPRON. In addition, various state and federal agencies are investigating the pricing practices of TAP with respect to LUPRON and/or of Abbott with respect to certain other Medicare and Medicaid reimbursable products.

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

Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited), continued

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

Note 6 - Comprehensive Income
(dollars in thousands)


                                                                          Three Months Ended         Six Months Ended
                                                                               June 30                    June 30
                                                                         --------------------    ------------------------
                                                                           2000        1999         2000          1999
                                                                         --------    --------    ----------    ----------
Foreign currency translation losses ..................................   $(55,158)   $(42,637)   $  (86,220)   $ (122,174)
Tax (expense) benefit related to foreign
  currency translation losses ........................................        157         (81)         (261)           45
Unrealized gains (losses) on marketable equity securities ............      1,189         859        20,172       (27,140)
Tax (expense) benefit related to unrealized gains (losses)
  on marketable equity securities ....................................       (476)       (365)       (8,069)       10,819
Reclassification adjustment for gains included in net income .........    (22,981)         --       (12,651)           --
                                                                         --------    --------    ----------    ----------
Other comprehensive loss, net of tax .................................    (77,269)    (42,224)      (87,029)     (138,450)
Net Earnings .........................................................    685,202     644,975     1,378,159     1,313,678
                                                                         --------    --------    ----------    ----------
Comprehensive Income .................................................   $607,933    $602,751    $1,291,130    $1,175,228
                                                                         ========    ========    ==========    ==========

Supplemental Comprehensive Income Information:


                                                                               June 30
                                                                         --------------------
                                                                           2000        1999
                                                                         --------    --------
Cumulative foreign currency translation loss adjustments,
  net of tax .........................................................   $518,423    $382,840
Cumulative unrealized (gains) on marketable equity securities,
  net of tax .........................................................    (26,093)    (16,697)

Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited), continued

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

                                                Net Sales to                                 Operating
                                             External Customers                               Earnings
                                   ---------------------------------------     ---------------------------------------
                                  Three Months Ended     Six Months Ended     Three Months Ended     Six Months Ended
                                        June 30               June 30               June 30               June 30
                                   -----------------     -----------------     -----------------     -----------------
                                    2000       1999       2000       1999       2000       1999       2000       1999
                                   ------     ------     ------     ------     ------     ------     ------     ------
Pharmaceutical (a) ...........     $  563     $  544     $1,170     $1,168     $  164     $  292     $  398     $  640
Diagnostics ..................        761        759      1,468      1,475        101        141        160        251
Hospital (a) .................        659        561      1,229      1,137        166        133        292        284
Ross .........................        497        469      1,047        971        171        158        394        343
International ................        807        782      1,659      1,613        202        169        430        382
                                   ------     ------     ------     ------     ------     ------     ------     ------
Total Reportable Segments ....      3,287      3,115      6,573      6,364        804        893      1,674      1,900
Other ........................         83        144        150        209
                                   ------     ------     ------     ------
Net Sales ....................     $3,370     $3,259     $6,723     $6,573
                                   ======     ======     ======     ======
Corporate functions ......................................................         37         30         78         57
Benefit plans costs ......................................................         18         31         37         58
Non-reportable segments ..................................................        (19)       (28)       (26)       (41)
Gain on sale of business .................................................        (92)        --       (139)        --
Net interest expense .....................................................         11         22         23         48
Income from TAP Pharmaceutical Products Inc. .............................       (118)       (96)      (236)      (168)
Net foreign exchange loss ................................................          1         (2)         2         18
Other expense (income), net ..............................................         27         40         47        103
                                                                               ------     ------     ------     ------
Consolidated Earnings Before Taxes .......................................     $  939     $  896     $1,888     $1,825
                                                                               ======     ======     ======     ======

(a) In 2000, management of the cardiovascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales and operating earnings for 1999 have been restated to reflect this transfer.

Notes to Condensed Consolidated Financial Statements
June 30, 2000
(Unaudited), continued

Note 8 -- Sale of Agricultural Products Business

On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

FINANCIAL REVIEW

RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 2000 COMPARED WITH SAME PERIODS IN 1999

The following table details sales by segment for the second quarter and first six months 2000:
(dollars in millions)

                                            Net Sales to      Percentage        Net Sales to      Percentage
                                         External Customers   Change (a)     External Customers   Change (a)
                                         ------------------   ---------      ------------------   ---------
                                           Three Months Ended June 30           Six Months Ended June 30
                                         ------------------------------      ------------------------------
                                          2000        1999                    2000        1999
                                         ------      ------                  ------      ------
Pharmaceutical (b) ................      $  563      $  544         3.5      $1,170      $1,168         0.2
Diagnostics .......................         761         759         0.2       1,468       1,475        (0.4)
Hospital (b) ......................         659         561        17.4       1,229       1,137         8.1
Ross ..............................         497         469         6.0       1,047         971         7.9
International .....................         807         782         3.2       1,659       1,613         2.8
                                         ------      ------                  ------      ------
Total Reportable Segments .........       3,287       3,115         5.5       6,573       6,364         3.3
Other .............................          83         144                     150         209
                                         ------      ------                  ------      ------
Net Sales .........................      $3,370      $3,259         3.4      $6,723      $6,573         2.3
                                         ======      ======                  ======      ======
Total U.S. ........................      $2,076      $2,006         3.5      $4,137      $4,062         1.9
                                         ======      ======                  ======      ======
Total International ...............      $1,294      $1,253         3.3      $2,586      $2,511         3.0
                                         ======      ======                  ======      ======

(a)  Percentage changes are based on unrounded numbers.
(b) In 2000, management of the cardiovascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales for 1999 have been restated to reflect this transfer.

Worldwide sales for the second quarter and first six months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 4.8 percent for the second quarter and 3.8 percent for the first six months, respectively, over the comparable 1999 periods. Diagnostics segment sales decreased for the first six months primarily due to the effect of the consent decree as discussed in Note 5 and due to the negative effect of the relatively stronger U.S. Dollar. Excluding exchange, Diagnostics segment sales increased 2.3 percent for the first six months. Diluted earnings per common share increased 7.3 percent and 4.8 percent in the second quarter and first six months, respectively, over the same periods in 1999. Net earnings increased 6.2 percent and 4.9 percent in the second quarter and first six months 2000, respectively, over the comparable 1999 periods.

In August 1999, Geneva Pharmaceuticals, Inc. began shipments of generic HYTRIN in the United States, which has adversely impacted Abbott's HYTRIN sales. Full year U.S. sales of HYTRIN amounted to $466 million in 1999. For the first six months 2000, U.S. sales of HYTRIN were $69 million.

As a result of the consent decree entered into with the U.S. Food and Drug Administration in 1999, as discussed in Note 5, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the current Quality System Regulation. The consent decree resulted in a one-time charge of $168 million in the third quarter of 1999. In addition, Abbott estimates that 2000 sales may be negatively impacted up to $250 million and earnings per share may be negatively impacted up to 10 cents per share.

In 1998, the U.S. Food and Drug Administration suspended its approval of the release of production lots of Abbott's pharmaceutical product ABBOKINASE due to Current Good Manufacturing Practice concerns. It is anticipated that sales of ABBOKINASE will resume after 2000. In 1999, sales of ABBOKINASE were approximately $47 million, all of which were recorded in the first quarter.

Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 54.6 percent for the second quarter 2000, compared to
56.6 percent for the second quarter 1999. First six months 2000 gross profit margin was 55.0 percent, compared to 56.4 percent for the first six months 1999. These decreases were primarily due to unfavorable product mix.

FINANCIAL REVIEW
(continued)

Research and development expenses for the second quarter 2000 and first six months 2000 increased 13.7 percent and 16.3 percent, respectively, over the comparable 1999 periods, and include charges relating to several research and development collaboration agreements entered into in the first six months 2000. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

Selling, general and administrative expenses for the second quarter 2000 and first six months 2000 increased 5.1 percent and 5.8 percent, respectively, over the comparable 1999 periods, due primarily to increased selling and marketing support for new and existing products.

SALE OF AGRICULTURAL PRODUCTS BUSINESS

On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

INTEREST (INCOME) EXPENSE, NET

Net interest expense decreased in both the second quarter and first six months 2000, due primarily to a lower level of borrowings.

TAXES ON EARNINGS

The effective income tax rate was 27.0 percent in 2000 and 28.0 percent in 1999. The tax rate for 2000 was reduced primarily due to the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 2000 COMPARED WITH DECEMBER 31, 1999

Net cash from operating activities for the first six months 2000 totaled $1.648 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.505 billion at June 30, 2000. These lines of credit support domestic commercial paper borrowing arrangements.

Abbott may issue up to $518 million of securities in the future under a registration statement filed with the Securities and Exchange Commission in 1999. Of the $518 million, Abbott may issue up to $268 million either in the form of debt securities or common shares without par value. The remaining $250 million may only be issued in the form of debt securities.

In June 2000, Abbott's Board of Directors authorized the purchase of up to 25 million of Abbott's common shares. Abbott purchased and retired 1,352,000 shares during this period at a cost of $56.8 million. As of June 30, 2000, an additional 23,648,000 shares may be purchased in future periods.

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

FINANCIAL REVIEW
(continued)

RECENTLY ISSUED ACCOUNTING STANDARD

The Securities and Exchange Commission (the "SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and is effective beginning in the fourth quarter of 2000. Abbott is evaluating the effects of implementation, if any, on its financial statements.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 -- A CAUTION CONCERNING FORWARD-LOOKING STATEMENTS20

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

          In its Form 10-Q for the quarterly period ended March 31, 2000, Abbott reported five lawsuits were pending involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote-Registered Trademark-, including the patent infringement lawsuits Abbott filed against Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, L.L.C. in the United States District Court for the Northern District of Illinois and in the United States District Court for the Southern District of Florida and the patent infringement lawsuit Abbott filed against Andrx L.L.C. in the United States District Court for the Eastern District of Virginia. During the quarterly period ended June 30, 2000, the lawsuit pending in the United States District Court for the Northern District of Illinois was transferred to the United States District Court for the Southern District of Florida and consolidated with the case pending in that court. The lawsuit pending in the United States District Court for the Eastern District of Virginia also will be transferred to the United States District Court for the Southern District of Florida and consolidated with the case that is pending in that court.

          In its Form 10-Q for the quarterly period ended March 31, 2000, Abbott reported 17 lawsuits and one antitrust investigation were pending involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin-Registered Trademark-. During the quarterly period ended June 30, 2000, three additional lawsuits were filed. All three of these lawsuits relate to Abbott's agreements with Geneva Pharmaceuticals, Inc. ("Geneva") and/or Zenith Laboratories, Inc. ("Zenith") which are described in Abbott's Form 10-K for the fiscal year ended December 31, 1999. On June 8, 2000, Martin Bernstein filed a lawsuit against Abbott and Geneva in state court in Oakland County, Michigan alleging that Abbott's agreement with Geneva violated the Michigan Antitrust Reform Act. On April 27, 2000, Willie O'Neal filed a lawsuit against Abbott, Geneva, and Zenith in state court in Jefferson County, Alabama alleging that Abbott's agreement with Geneva and Zenith violated the Illinois Fraud and Deceptive Trade Practices Act. On May 26, 2000, Steven Daniels filed a lawsuit against Abbott in state court in Orange County, California alleging that Abbott's agreements with Geneva and Zenith violated the California Cartwright Act and/or the Unfair Trade Practice Act. Each of these cases purports to be a class action and has been conditionally transferred to the United States District Court for the Southern District of Florida. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

          In its Form 10-K for the fiscal year ended December 31, 1999, Abbott reported that 116 antitrust lawsuits were pending in federal court and 14 were pending in state court involving Abbott's pricing of pharmaceutical products. As of July 21, 2000, as a result of settlements, 114 antitrust suits were pending in federal court. During the quarterly period ended June 30, 2000, the Alabama Supreme Court dismissed the case that had been pending in the Alabama state court in Clarke County, Alabama and a new case was brought in Clarke County on behalf of Alabama consumers by the Alabama District Attorney. Abbott has filed a response denying all substantive allegations of the complaint.

          In its Form 10-Q for the quarterly period ended March 31, 2000, Abbott reported 19 cases were pending relating to Abbott's alleged noncompliance with the Federal Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. These include 13 cases consolidated as IN RE ABBOTT LABORATORIES SECURITIES LITIGATION, 4 cases consolidated as IN RE ABBOTT LABORATORIES DERIVATIVE SHAREHOLDER, and GALLAGHER V. ABBOTT. Abbott has moved to dismiss these 18 cases.

          While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               10.1. Abbott Laboratories 1996 Incentive Stock Program -
                     attached hereto.

               10.2. Abbott Laboratories Non-Employee Directors' Fee Plan -
                     attached hereto.

               12. Statement re: computation of ratio of earnings to fixed charges - attached hereto.

               27.  Financial Data Schedule - attached hereto.

          b)   Reports on Form 8-K

               On May 19, 2000, Abbott Laboratories and BankBoston, N.A., as Rights Agent, executed Amendment No. 2 to the Rights Agreement by and between Abbott Laboratories and BankBoston, N.A., dated as of November 11, 1999, as amended as of December 7, 1999.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABBOTT LABORATORIES


                                        /s/ Gary L. Flynn
                                        ----------------------------------------
Date: August 3, 2000                    Gary L. Flynn, Vice President
                                        and Controller (Principal Accounting
                                        Officer)