Form 10-Q
period 2000-09-30
ABBOTT LABORATORIES
filed 2000-11-13
CIK 1800

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6100

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of October 31, 2000 the Corporation had 1,546,763,001 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net Sales	$3,317,895	$3,137,158	$10,041,226	$9,709,689

Cost of products sold	1,515,505	1,590,156	4,542,206	4,458,360
Research and development	318,383	278,711	1,001,342	866,111
Selling, general and administrative	699,285	689,822	2,158,532	2,068,966
Gain on sale of business	—	—	(138,507)	—

Total Operating Cost and Expenses	2,533,173	2,558,689	7,563,573	7,393,437

Operating Earnings	784,722	578,469	2,477,653	2,316,252
Net interest expense	879	19,154	24,003	66,722
Income from TAP Pharmaceutical Products Inc. joint venture	(136,708)	(109,925)	(373,193)	(277,830)
Net foreign exchange (gain) loss	1,045	3,441	3,325	21,922
Other (income) expense, net	23,041	15,689	39,164	30,775

Earnings Before Taxes	896,465	650,110	2,784,354	2,474,663
Taxes on earnings	242,046	182,031	751,776	692,906

Net Earnings	$654,419	$468,079	$2,032,578	$1,781,757

Basic Earnings Per Common Share	$0.42	$0.30	$1.31	$1.16

Diluted Earnings Per Common Share	$0.42	$0.30	$1.30	$1.14

Cash Dividends Declared Per Common Share	$0.19	$0.17	$0.57	$0.51

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,548,221	1,536,637	1,548,554	1,534,696
Dilutive Common Stock Options	18,527	19,826	15,508	22,746

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,566,748	1,556,463	1,564,062	1,557,442

Outstanding Common Stock Options Having No Dilutive Effect	19,032	18,861	19,032	1,709

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2000	1999
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,032,578	$1,781,757
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation and amortization	628,656	634,032
Trade receivables	(68,186)	(12,155)
Inventories	(324,894)	(64,623)
Gain on sale of business	(138,507)	—
Other, net	195,788	270,032

Net Cash From Operating Activities	2,325,435	2,609,043

Cash Flow From (Used in) Investing Activities:
Proceeds from sale of business	205,000	—
Acquisitions of property, equipment and businesses	(728,244)	(730,221)
Investment securities transactions	105,424	(53,333)
Other	40,319	7,763

Net Cash Used in Investing Activities	(377,501)	(775,791)

Cash Flow From (Used in) Financing Activities:
Repayments of commercial paper, net	(586,000)	(874,000)
Other borrowing transactions, net	(20,727)	(10,191)
Common share transactions	(202,927)	30,471
Dividends paid	(851,949)	(744,544)

Net Cash Used in Financing Activities	(1,661,603)	(1,598,264)

Effect of exchange rate changes on cash and cash equivalents	(16,313)	(17,162)

Net Increase in Cash and Cash Equivalents	270,018	217,826
Cash and Cash Equivalents, Beginning of Year	608,097	315,238

Cash and Cash Equivalents, End of Period	$878,115	$533,064

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(dollars in thousands)

	September 30 2000	December 31 1999
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$878,115	$608,097
Investment securities	89,526	115,199
Trade receivables, less allowances of $178,467 in 2000 and $238,956 in 1999	2,029,970	2,055,839
Inventories:
Finished products	909,099	772,478
Work in process	393,380	338,818
Materials	429,982	384,148

Total inventories	1,732,461	1,495,444

Prepaid expenses, income taxes and other receivables	2,241,217	2,145,175

Total Current Assets	6,971,289	6,419,754

Investment Securities Maturing after One Year	858,837	954,778

Property and Equipment, at Cost	9,980,201	9,797,567
Less: accumulated depreciation and amortization	5,239,617	5,027,508

Net Property and Equipment	4,740,584	4,770,059
Deferred Charges, Intangible and Other Assets	2,409,451	2,326,453

	$14,980,161	$14,471,044

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$547,022	$896,271
Trade accounts payable	1,263,700	1,226,854
Salaries, income taxes, dividends payable and other accruals	2,473,383	2,393,586

Total Current Liabilities	4,284,105	4,516,711

Long-Term Debt	1,076,316	1,336,789

Other Liabilities and Deferrals	1,306,079	1,189,949

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount—Shares: 2000: 1,563,938,676; 1999: 1,564,670,440	2,136,242	1,939,673
Common shares held in treasury, at cost—Shares: 2000: 17,510,239; 1999: 17,650,834	(255,703)	(257,756)
Unearned compensation—restricted stock awards	(19,993)	(23,028)
Earnings employed in the business	6,990,462	6,174,007
Accumulated other comprehensive loss	(537,347)	(405,301)

Total Shareholders' Investment	8,313,661	7,427,595

	$14,980,161	$14,471,044

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2000

(Unaudited)

Note 1—Basis of Presentation

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

    Certain prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the 2000 presentation.

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net interest expense:
Interest expense	$25,045	$35,002	$90,278	$111,842
Interest income	(24,166)	(15,848)	(66,275)	(45,120)

Total	$879	$19,154	$24,003	$66,722

Note 3—Taxes on Earnings

    Taxes on earnings reflect the estimated annual effective tax rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion applicable to earnings of TAP Pharmaceutical Products Inc. and tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Costa Rica.

Note 4—Litigation and Environmental Matters

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

    In addition, there are several lawsuits and one investigation pending in connection with sales of HYTRIN. These suits and the investigation allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect HYTRIN from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

    The U.S. Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. ("TAP") for LUPRON. In addition, various state and federal agencies are investigating the pricing practices of TAP with respect to LUPRON and/or Abbott with respect to certain other Medicare and Medicaid reimbursable products.

    Abbott has also been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state environmental remediation laws and is investigating potential contamination at a number of Company-owned locations.

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

Note 5—U.S. Food and Drug Administration Consent Decree

    In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Ill., conform with the U.S. Food and Drug Administration's ("FDA") Quality System Regulation ("QSR"). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Ill. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the QSR. Under the terms of the consent decree, among other actions, Abbott has submitted to the FDA a proposed master compliance and validation plan to ensure its processes conform with the QSR. The decree requires Abbott to ensure its diagnostics manufacturing operations are in conformance with the QSR within one year from the date of the consent decree. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

Note 6—Comprehensive Income
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Foreign currency translation losses	$(53,907)	$(11,060)	$(140,127)	$(133,234)
Tax (expense) benefit related to foreign currency translation losses	(7)	541	(268)	586
Unrealized gains (losses) on marketable equity securities	14,828	(6,578)	35,000	(33,718)
Tax (expense) benefit related to unrealized gains (losses) on marketable equity securities	(5,931)	2,633	(14,000)	13,452
Reclassification adjustment for gains included in net income	—	—	(12,651)	—

Other comprehensive loss, net of tax	(45,017)	(14,464)	(132,046)	(152,914)
Net Earnings	654,419	468,079	2,032,578	1,781,757

Comprehensive Income	$609,402	$453,615	$1,900,532	$1,628,843

Supplemental Comprehensive Income Information:

	September 30
	2000	1999
Cumulative foreign currency translation loss adjustments, net of tax	$572,337	$393,359
Cumulative unrealized (gains) on marketable equity securities, net of tax	(34,990)	(12,752)

Note 7—Segment Information
(dollars in millions)

    Revenue Segments—Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

    Pharmaceutical Products—U.S. sales of a broad line of pharmaceuticals.

    Diagnostic Products—Worldwide sales of diagnostic systems for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

    Hospital Products—U.S. sales of intravenous and irrigation fluids and related administration equipment, drugs and drug-delivery systems, anesthetics, critical care products, and other medical specialty products for hospitals and alternate-care sites.

    Ross Products—U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

    International—Non-U.S. sales of all of Abbott's pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999	2000	1999	2000	1999
Pharmaceutical(a)	$649	$565	$1,819	$1,733	$273	$286	$671	$926
Diagnostics	718	752	2,186	2,227	80	128	240	379
Hospital(a)	601	527	1,830	1,664	140	94	432	378
Ross	481	478	1,528	1,449	161	153	555	496
International	796	749	2,455	2,362	160	147	590	529

Total Reportable Segments	3,245	3,071	9,818	9,435	814	808	2,488	2,708
Other	73	66	223	275

Net Sales	$3,318	$3,137	$10,041	$9,710

Corporate functions					39	30	117	87
Benefit plans costs					27	27	64	85
Non-reportable segments					(6)	(6)	(32)	(47)
Gain on sale of business					—	—	(139)	—
Net interest expense					1	19	24	67
Income from TAP Pharmaceutical Products Inc.					(137)	(110)	(373)	(278)
Net foreign exchange (gain) loss					1	3	3	22
Other expense (income), net					(7)	195	40	297

Consolidated Earnings Before Taxes					$896	$650	$2,784	$2,475

(a)
In 2000, management of the vascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales and operating earnings for 1999 have been restated to reflect this transfer.

Note 8—Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $139 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

FINANCIAL REVIEW

Results of Operations—Third Quarter and First Nine Months 2000 Compared with Same Periods in 1999

    The following table details sales by segment for the third quarter and first nine months 2000:
(dollars in millions)

	Net Sales to External Customers		Percentage Change(a)	Net Sales to External Customers		Percentage Change(a)
	Three Months Ended September 30			Nine Months Ended September 30
	2000	1999		2000	1999
Pharmaceutical(b)	$649	$565	14.9	$1,819	$1,733	5.0
Diagnostics	718	752	(4.5)	2,186	2,227	(1.8)
Hospital(b)	601	527	14.0	1,830	1,664	9.9
Ross	481	478	0.4	1,528	1,449	5.4
International	796	749	6.3	2,455	2,362	3.9

Total Reportable Segments	3,245	3,071	5.6	9,818	9,435	4.1
Other	73	66		223	275

Net Sales	$3,318	$3,137	5.8	$10,041	$9,710	3.4

Total U.S.	$2,083	$1,933	7.8	$6,220	$5,994	3.8

Total International	$1,235	$1,204	2.5	$3,821	$3,716	2.8

(a)
Percentage changes are based on unrounded numbers.

(b)
In 2000, management of the vascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. Net sales for 1999 have been restated to reflect this transfer.

    Worldwide sales for the third quarter and first nine months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 7.4 percent for the third quarter and 4.9 percent for the first nine months, respectively, over the comparable 1999 periods. Diagnostics segment sales decreased for the third quarter and first nine months primarily due to the effect of the consent decree as discussed in Note 5 and due to the negative effect of the relatively stronger U.S. Dollar. Excluding exchange, Diagnostics segment sales decreased 1.7 percent for the third quarter and increased 1.0 percent for the first nine months, respectively over the same periods last year. Diluted earnings per common share increased 40.0 percent and 14.0 percent for the third quarter and first nine months, respectively over the comparable 1999 periods. Excluding the charges described in Note 5 relating to the FDA consent decree in the third quarter 1999, diluted earnings per share increased 10.5 percent and 6.6 percent, respectively over the same periods last year. Net earnings increased 39.8 percent and 14.1 percent for the third quarter and first nine months 2000, respectively, over the comparable 1999 periods. Excluding the FDA consent decree charges in the third quarter of 1999, net earnings increased 11.1 percent and 6.8 percent, respectively, over the same periods a year ago.

    In August 1999, Geneva Pharmaceuticals, Inc. began shipments of generic HYTRIN in the United States, which has adversely impacted Abbott's HYTRIN sales. Full year U.S. sales of HYTRIN amounted to $466 million in 1999. For the first nine months 2000, U.S. sales of HYTRIN were $111 million.

    As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 5, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's ("FDA") Quality System Regulation ("QSR"). The consent decree resulted in a charge of $168 million in the third quarter of 1999. Abbott estimates that 2000 sales may be negatively impacted up to $250 million and earnings per share may be negatively impacted up to 10 cents per share. Under the terms of the consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR within one year from the date of the consent decree. Abbott has notified the FDA that it will need an additional 30 to 120 days beyond November 3 to complete certain common process validations. Abbott's submissions will be reviewed by the FDA and, if the FDA concludes that the operations are not QSR conformant, Abbott may be subject to additional costs.

    In 1998, the U.S. Food and Drug Administration suspended its approval of the release of production lots of Abbott's pharmaceutical product ABBOKINASE due to Current Good Manufacturing Practice concerns. It is anticipated that sales of ABBOKINASE will resume after 2001. In 1999, sales of ABBOKINASE were approximately $47 million, all of which were recorded in the first quarter.

    Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 54.3 percent for the third quarter 2000, compared to 49.3 percent for the third quarter 1999. First nine months 2000 gross profit margin was 54.8 percent, compared to 54.1 percent for the first nine months 1999. Excluding the charges described in Note 5 relating to the FDA consent decree, the gross profit margin for the third quarter 1999 would have been 54.7 percent and the gross profit margin for the first nine months 1999 would have been 55.8 percent. The decreases in the gross profit margin, excluding the charges related to the FDA consent decree, were primarily due to unfavorable product mix.

    Research and development expenses for the third quarter 2000 and first nine months 2000 increased 14.2 percent and 15.6 percent, respectively, over the comparable 1999 periods, and include charges relating to several research and development collaboration agreements entered into in the first nine months 2000. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

    Selling, general and administrative expenses for the third quarter 2000 and first nine months 2000 increased 1.4 percent and 4.3 percent, respectively, over the comparable 1999 periods, due primarily to increased selling and marketing support for new and existing products.

Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $139 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

Interest (Income) Expense, Net

    Net interest expense decreased in both the third quarter and first nine months 2000, due to a lower level of borrowings and a higher level of investment securities.

Taxes on Earnings

    The effective income tax rate was 27.0 percent in 2000 and 28.0 percent in 1999. The tax rate for 2000 was reduced primarily due to the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc.

Liquidity and Capital Resources at September 30, 2000 Compared with December 31, 1999

    Net cash from operating activities for the first nine months 2000 totaled $2.325 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

    Abbott has maintained its favorable bond ratings (AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service) and continues to have readily available financial resources, including unused domestic lines of credit of $1.505 billion at September 30, 2000. These lines of credit support domestic commercial paper borrowing arrangements.

    Abbott may issue up to $518 million of securities in the future under a registration statement filed with the Securities and Exchange Commission in 1999. Of the $518 million, Abbott may issue up to $268 million either in the form of debt securities or common shares without par value. The remaining $250 million may only be issued in the form of debt securities.

    In June 2000, Abbott's Board of Directors authorized the purchase of up to 25 million of Abbott's common shares. Abbott purchased and retired 6,984,500 shares during this period at a cost of $297.1 million. As of September 30, 2000, an additional 18,015,500 shares may be purchased in future periods.

Legislative Issues

    Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for health care products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

Recently Issued Accounting Standards

    The Emerging Issues Task Force ("EITF") has issued EITF Issues No. 00-10, "Accounting for Shipping and Handling Fees and Costs" and No. 00-14, "Accounting for Certain Sales Incentives," which address the classification of shipping and handling fees and costs and various sales incentives, and will be effective for the fourth quarter of 2000. Abbott has determined that the adoption of the provisions of these EITF Issues will not have a material effect on its financial statements.

    The Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and is effective beginning in the fourth quarter of 2000. Adoption of the provisions of this SAB will not have an effect on Abbott's financial statements.

Fourth Quarter 2000 and Full Year 2001 Outlook

    For the fourth quarter 2000, Abbott expects to report diluted earnings per share of 48 cents, an increase of 11.6 percent over the fourth quarter 1999. For the full year 2001, Abbott expects to report diluted earnings per share growth of approximately 12 percent to 13 percent.

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

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

    In its Form 10-Q for the quarterly period ended June 30, 2000, Abbott reported five lawsuits were pending involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote® including the patent infringement lawsuits Abbott filed against Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, L.L.C. in the United States District Court for the Northern District of Illinois and in the United States District Court for the Southern District of Florida and the patent infringement lawsuit Abbott filed against Andrx L.L.C. in the United States District Court for the Eastern District of Virginia. During the quarterly period ended September 30, 2000, the lawsuit pending in the United States District Court for the Eastern District of Virginia was dismissed and the other Andrx cases were consolidated and are now pending in the United States District Court for the Southern District of Florida.

    In its Form 10-Q for the quarterly period ended June 30, 2000, Abbott reported 20 lawsuits and one antitrust investigation were pending involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin®. On August 31, 2000, two additional lawsuits were filed in the United States District Court for the Southern District of Florida: one by Arkansas Carpenters Health, the other by Donald O'Keefe. Both relate to Abbott's agreements with Geneva Pharmaceuticals, Inc. ("Geneva") and/or Zenith Laboratories, Inc. ("Zenith") which are described in Abbott's Form 10-K for the fiscal year ended December 31, 1999. Each alleges that Abbott's agreements with Geneva and Zenith violated antitrust and/or consumer protection laws and purports to be a class action. Abbott has filed or intends to file a response to both of the complaints denying all substantive allegations.

    In its Form 10-Q for the quarterly period ended June 30, 2000, Abbott reported that 114 antitrust lawsuits were pending in federal court and 14 were pending in state court involving Abbott's pricing of pharmaceutical products. As of October 19, 2000, as a result of settlements, 110 antitrust suits were pending in federal court.

    In its Form 10-Q for the quarterly period ended June 30, 2000, Abbott reported 19 cases were pending relating to Abbott's alleged noncompliance with the Federal Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. These include 13 cases consolidated as In re Abbott Laboratories Securities Litigation, 4 cases consolidated as In re Abbott Laboratories Derivative Shareholder, and Gallagher v. Abbott. On September 26, 2000, the U.S. District Court for the Northern District of Illinois dismissed, without prejudice, the complaint in In re Abbott Laboratories Derivative Shareholder Litigation and, on October 19, 2000, gave the plaintiffs until November 7, 2000 to file, if possible, an amended complaint.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Item 6. Exhibits and Reports on Form 8-K

  1)
  Exhibits
  10.1
  Agreement between Abbott Laboratories and Robert L. Parkinson, Jr. dated August 8, 2000—attached hereto.
  12.
  Statement re: computation of ratio of earnings to fixed charges—attached hereto.
  27.
  Financial Data Schedule—attached hereto.

  2)
  Reports on Form 8-K

      None

SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

/s/ GARY L. FLYNN

Gary L. Flynn, Vice President
and Controller (Principal Accounting Officer)

Date: November 13, 2000

QuickLinks

PART I. FINANCIAL INFORMATION
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE