Form 10-K
period 2000-12-31
ABBOTT LABORATORIES
filed 2001-02-15
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of the 1,444,007,401 shares of voting stock held by nonaffiliates of the registrant, computed by using the closing price as reported on the consolidated transaction reporting system for Abbott Laboratories common shares without par value on January 31, 2001, was approximately $64,778,172,008. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2001: 1,546,586,357

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2001 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 13, 2001.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products and services.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

    Incorporated herein by reference is Note 13 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

NARRATIVE DESCRIPTION OF BUSINESS

    Abbott has five reporting revenue segments: Pharmaceutical Products, Diagnostic Products, Hospital Products, Ross Products, and International. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc. On December 15, 2000, Abbott announced that it has a definitive agreement with BASF to acquire the pharmaceutical business of BASF, which includes the global pharmaceutical operations of Knoll. This acquisition is subject to approval by regulatory agencies and satisfaction of customary closing conditions.

Pharmaceutical Products

    This segment's products include a broad line of adult and pediatric pharmaceuticals which are sold primarily on the prescription or recommendation of physicians.

    The principal products included in this segment are the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin®, Omnicef®, an oral cephalosporin antibiotic, and various forms of erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®; agents for the treatment of epilepsy, migraine, and bipolar disorder, including Depakote®; a broad line of other products, including Flomax® for the treatment of benign prostatic hyperplasia, Mobic® for the treatment of arthritis, Micardis® for the treatment of hypertension, TriCor® for the treatment of elevated triglycerides, and the anti-virals Kaletra™ and Norvir®, protease inhibitors for the treatment of HIV infection. In addition, this segment co-promotes the proton pump inhibitor Prevacid® (lansoprazole) for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis under an agreement with TAP Pharmaceuticals Inc.

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

Diagnostic Products

    This segment's products include diagnostic systems and tests for blood banks, hospitals, reference laboratories, alternate-care testing sites, and consumers.

    The principal products included in this segment are systems and reagents used to perform immunoassay tests including Architect®, AxSYM®, IMx®, Abbott Quantum™; Commander®, and Abbott PRISM®; screening and diagnostic tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of HIV antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen (PSA); therapeutic drug monitoring tests, fertility and pregnancy tests and systems such as TDx® and TDxFlx®; the Murex® line of microtiter-based immunoassay test kits; the LCx® amplified probe system and reagents; the Abbott TestPack® and Determine™ systems for rapid diagnostic testing; clinical chemistry systems such as Abbott Spectrum®, Aeroset®, Alcyon®, and Abbott Vision®; a full line of hematology systems and reagents known as the Cell-Dyn® series; the MediSense® product line of blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes including Precision Xtra™, MediSense Optium®, Sof-Tact™, Soft-Sense™, Precision Q.I.D.®, MediSense II™, ExacTech® and ExacTech RSG®, Precision Link™ Direct, and Precision™ Sure-Dose insulin syringes. In addition, this segment distributes the i-STAT® point-of-care testing system through an exclusive worldwide sales and marketing alliance with i-STAT Corporation.

    This segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for people with diabetes are also sold over the counter to consumers.

    This segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment's products are subject to restrictions on their sale in the United States. These restrictions are discussed in the section captioned "Regulation" on page 7.

Hospital Products

    This segment's products include drugs and drug delivery systems, perioperative and intensive care products, cardiovascular products, renal products, oncology products, intravenous and irrigation solutions, related manual and electronic administration equipment, and diagnostic imaging products for hospitals and alternate-care sites.

    The principal products included in this segment are hospital injectables including Carpuject® and FirstChoice® generics; premixed intravenous drugs in various containers; ADD-Vantage® and Nutrimix® drug and nutritional delivery systems; anesthetics, including Pentothal®, Amidate®, Ultane®, isoflurane, and enflurane; products for anxiety, nausea and pain associated with surgery; Precedex™ for sedation; cardiovascular products including Corlopam®; Techstar®, Prostar®, and The Closer™ vessel closure products; Opticath® and OptiQ™ advanced sensor catheters; Transpac® for hemodynamic monitoring;

peripheral wires, catheters, and other specialty cardiac products; Calcijex® and Zemplar™, injectable agents for treatment of bone disease in hemodialysis patients; intravenous solutions and related administration equipment sold as the LifeCare® line of products, LifeShield® needleless products, and Venoset® products; irrigating fluids; parenteral nutritionals such as Aminosyn® and Liposyn®; Plum®, Omni-Flow®, and Abbott AIM® electronic drug delivery systems; Abbott Pain Manager®; patient-controlled analgesia systems; venipuncture products; diagnostic imaging products used in MRI (magnetic resonance imaging) and CT (computed tomography) imaging; and Faultless® rubber sundry products.

    This segment markets its products primarily in the United States. They are generally distributed to wholesalers and directly to hospitals from Abbott-owned distribution centers and public warehouses. This segment also develops and manufactures products for other companies.

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

Ross Products

    This segment's products include a broad line of adult and pediatric nutritionals. These products are sold primarily on the recommendation of physicians or other health care professionals. The segment also includes specialty pharmaceuticals and self-care consumer products.

    Principal nutritional products include various forms of prepared infant formula, including Similac®, Similac®II, Isomil®, Isomil®II, Alimentum®, and NeoSure®; and other adult and pediatric products, including Ensure®, Ensure Plus®, Ensure® High Protein, Ensure® Light, Jevity®, Glucerna®, PediaSure®, Pedialyte®, and Pulmocare®. Principal consumer products include the Fact Plus® and Fact Plus® One Step pregnancy tests, the dandruff shampoo Selsun Blue®; Murine® eye care and ear care products; and Tronolane® hemorrhoid medication. The principal pharmaceutical product is Survanta®. In addition, this segment co-promotes Synagis® under an agreement with MedImmune Incorporated.

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

    This segment's pharmaceutical products are generally marketed and sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for this segment's pharmaceutical products are directed at securing the prescription of these products by physicians. Competition is generally from other broad line pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

    Consumer products and PediaSure®, Pedialyte®, and Ensure® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, formulation, scientific innovation, price, and availability of generic product forms.

    Ensure® is the leading adult nutritional supplement and Similac® and Isomil® are leading infant formulas in the United States. (Source: A. C. Nielsen Co.)

International

    This segment's products include a broad line of hospital, pharmaceutical, and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

    This segment's principal products include the anti-infectives clarithromycin, sold under the trademarks Biaxin®, Klacid® and Klaricid®, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®; the anti-viral Norvir®, a protease inhibitor for the treatment of HIV infection; Lupron®, also marketed as Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids; Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; various cardiovascular products, including Loftyl®, a vasoactive agent; Hytrin®, also marketed as Hitrin® and Flotrin®, used as an anti-hypertensive and for the treatment of benign prostatic hyperplasia, and candesartan, sold under the trademarks Blopress™ and Tiadyl™, an angiotension 2 antagonist; meloxicam, a preferential COX-2 inhibitor; various forms of infant formulas and follow-on formulas, including Similac Advance®, Gain®, and Abbott Grow™; various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®; and a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane; specialty injectables such as Calcijex® and Survanta®; and electronic drug delivery systems sold in select international markets.

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

TAP Pharmaceutical Products Inc.

    Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer and for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with Abbott for Prevacid®. Its principal indications are for short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis.

    TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of TAP's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers. Competition is generally from other pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products that are off-patent.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

    Abbott purchases, in the ordinary course of business, necessary raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and overseas. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

    Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2001 to 2021, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid® and Klaricid®), are material in relation to Abbott's business as a whole. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. In addition, the patents, licenses, and trademarks related to divalproex sodium (which is sold under the trademark Depakote®) are significant for Abbott's Pharmaceutical Products segment. The original United States compound patents covering divalproex sodium will expire in 2008. Litigation involving Abbott's patents covering divalproex sodium is discussed in Legal Proceedings on pages 10 and 11.

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

Research and Development

    Abbott spent $1,351,024,000 in 2000, $1,193,963,000 in 1999, and $1,228,777,000 in 1998 on research to discover and develop new products and processes and to improve existing products and processes. Abbott continues to concentrate research expenditures on pharmaceutical and diagnostic products.

Environmental Matters

    Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2000 were approximately $23 million and $59 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $27 million and $62 million, respectively, in 2001.

    Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 24 locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at six Abbott-owned sites, and is engaged in remediation at three sites, in cooperation with the Environmental Protection Agency (EPA) or similar state agencies.

    While it is not feasible to predict with certainty the costs related to the previously described investigations and cleanup activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Employees

    Abbott employed 60,571 persons as of December 31, 2000.

Regulation

    In late 1998, the United States Food and Drug Administration (FDA) suspended its approval of the release of production lots of Abbott's pharmaceutical product Abbokinase® due to current Good Manufacturing Practice concerns raised by the FDA following inspections of Abbott and its raw material supplier. In January 1999, after Abbott revised the product's labeling to add additional warnings and the FDA issued a health care provider information sheet, the FDA released certain lots that were under its review. No lots have been released since January 1999. Abbott submitted a letter to the FDA on October 7, 1999, responding to the FDA's concerns and committing to meet all outlined criteria for the release of Abbokinase. On December 10, 1999, Abbott met with the FDA to review Abbott's plan for the qualification of new raw materials and reinitiation of manufacturing. The FDA concurred with Abbott's strategy. In the future, Abbott will sell only Abbokinase that is manufactured with new raw materials that meet current criteria. Abbott cannot predict, however, whether it will be successful in qualifying new raw material sources or the effect of this matter on future sales of Abbokinase.

    On November 4, 1999, a consent decree was entered in the United States District Court for the Northern District of Illinois which settled issues with the United States government involving alleged noncompliance with the FDA's Quality System Regulations at Abbott's diagnostic manufacturing operations in Lake County, Illinois. The decree required Abbott to make a payment of $100 million to the United States government and to ensure its diagnostic manufacturing processes in Lake County, Illinois conform with the FDA's current Quality System Regulation. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as certain assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. However, Abbott is prohibited from manufacturing or distributing certain other diagnostic products until Abbott ensures the processes in its Lake County, Illinois diagnostics manufacturing operations conform with the current Quality System Regulation. Under the terms of the consent decree, among other actions, Abbott has submitted to the FDA proposed master compliance and validation plans to ensure its processes conform with the current Quality System Regulation. Originally, the decree required Abbott to ensure its facilities are in conformance with the current Quality System Regulation by November 3, 2000. However, on December 19, 2000, upon a joint motion by Abbott and the U.S. government, the Court entered an Amended Consent Decree, which extended to January 15, 2001, the deadline for ensuring conformance with the Quality System Regulation. The consent decree does not affect Abbott's MediSense, i-STAT, hematology or Murex products; the clinical chemistry products Abbott Spectrum®, Aeroset®, and Alcyon®; or any other Abbott divisions or their products. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

    The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, and manufacturing, marketing, sampling, distribution, record keeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

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

    In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. Over the last five years, all of the states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program. States participating in WIC are required to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

    Governmental regulatory agencies require prescription drug manufacturers to pay fees. The FDA imposes substantial fees on various aspects of the approval, manufacture, and sale of proprietary prescription drugs.

    Abbott expects debate to continue during 2001 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

    International operations are also subject to a significant degree of government regulation. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations also are having an impact on United States regulations. The International Organization for Standardization (ISO) provides the criteria for meeting the regulations for medical devices within the European Union. Abbott has made significant strides in gaining ISO 9000 and European Norm 46000 certification for facilities that manufacture devices for European markets. FDA regulations governing the manufacture of medical devices appear to encompass and exceed the ISO's approach to regulating medical devices. The FDA's adoption of the ISO's approach to regulation and other changes to the manner in which the FDA regulates medical devices will increase the cost of compliance with those regulations.

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

Location	Reportable Revenue Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products, Diagnostic Products, and Hospital Products
Abingdon, England	Diagnostic Products
Altavista, Virginia	Ross Products
Ashland, Ohio	Hospital Products
Austin, Texas	Hospital Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Bedford, Massachusetts	Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Dartford, England	Diagnostic Products
Delkenheim, Germany	Diagnostic Products
Haina, San Cristoba, Dominican Republic	Hospital Products
Irving, Texas	Diagnostic Products
Laurinburg, North Carolina	Hospital Products
McPherson, Kansas	Hospital Products
Mexico City, Mexico	International
Montreal, Canada	International
Morgan Hill, California	Hospital Products
North Chicago, Illinois	Pharmaceutical Products and Hospital Products
Queenborough, England	International
Rocky Mount, North Carolina	Hospital Products
Salt Lake City, Utah	Hospital Products
San Jose, Costa Rica	Hospital Products
Santa Clara, California	Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland	Diagnostic Products and International
Sturgis, Michigan	Ross Products
St. Remy, France	International
Tokyo, Japan	Diagnostic Products
Zwolle, The Netherlands	International

    In addition to the above, Abbott has manufacturing facilities in six other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 15 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and are utilized at normal and acceptable levels.

    In the United States, including Puerto Rico, Abbott owns 11 distribution centers. Abbott also has 13 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Irving, Texas; Long Grove, Illinois; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Redwood City, California; Santa Clara, California; and San Diego, California. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Canada, France, Germany, Ireland, Japan, The Netherlands, South Africa, Spain, and the United Kingdom.

    The corporate offices, and those principal plants in the United States that are listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS

    Abbott is involved in various claims and legal proceedings, including (as of January 31, 2001), 125 antitrust lawsuits and 2 investigations in connection with Abbott's pricing of prescription pharmaceuticals, 3 cases involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote®, 21 antitrust lawsuits and 2 investigations involving Abbott's patents for terazosin hydrochloride, a drug that Abbott sells under the trademark Hytrin®, 5 cases involving Abbott's alleged noncompliance with the United States Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Products division facilities in Lake County, Illinois, and 6 investigations regarding the marketing and pricing practices of Abbott with respect to certain Medicare and Medicaid reimbursable products.

    As of January 31, 2001, 110 prescription pharmaceutical pricing antitrust cases were pending in federal court and 15 were pending in state courts. The prescription pharmaceutical pricing antitrust suits allege that various pharmaceutical manufacturers and pharmaceutical wholesalers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies, and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individual consumers and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The state cases are pending in the following state courts: Clarke County, Alabama; Monterey County, California; San Francisco County, California (5 cases); San Joaquin County, California; Santa Clara County, California; Prentiss County, Mississippi; Burleigh County, North Dakota; San Miguel County, New Mexico; Hughes County, South Dakota; Cocke County, Tennessee; and Marshall County, West Virginia. Abbott has settled the consumer lawsuit pending in Prentiss County, Mississippi and is awaiting a formal dismissal order. The investigations are being conducted by the Attorney General of Illinois and the Federal Trade Commission.

    As of January 31, 2001, three cases were pending involving Abbott's patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote®. On October 24, 1997, after having been notified that TorPharm, a division of Apotex, Inc. ("TorPharm") had applied to the Federal Food and Drug Administration (the "FDA") for approval for a generic version of divalproex sodium, Abbott sued TorPharm in the United States District Court for the Northern District of Illinois alleging patent infringement. TorPharm contends that its product does not infringe Abbott's patents and that, in any event, the patents are invalid and unenforceable. A trial had been scheduled for October 17, 2000, but has been postponed. A new trial date has been scheduled for October 16, 2001. On August 28, 1992, after having been notified that Alra Laboratories, Inc. ("Alra") had applied to the FDA for approval for a generic version of divalproex sodium, Abbott sued Alra in the United States District Court for the Northern District of Illinois alleging patent infringement. On October 20, 1997, the court granted Abbott's motion for summary judgment and found that Alra's product infringes Abbott's patents. Alra filed a motion for reconsideration of the court's ruling. That motion was granted in part and denied in part. On November 23, 1999, the court re-affirmed its prior rulings granting Abbott summary judgment. Alra has appealed. On March 9, 2000, after having been notified that Andrx Corporation had filed an abbreviated new drug patent application to market a generic version of divalproex sodium, Abbott filed a patent infringement lawsuit against Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, L.L.C. in the United States District Court for the Northern District of Illinois alleging patent infringement. On April 14, 2000, Abbott filed patent infringment lawsuits aginst these three Andrx companies in the United States District Court for the Southern District of Florida. The case in United States District Court for the Northern District of Illinois was then transferred to United States District Court for the Southern District of Florida and consolidated with the case pending in that court. A trial is scheduled for November 2001.

    As of January 31, 2001, 18 antitrust cases were pending in federal court and 3 were pending in state court in connection with the settlement of litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. Generally, each seeks actual damages, treble damages, and other relief. Each case alleges Abbott violated state or federal antitrust laws, and in some cases, unfair competition laws when it settled 2 cases involving Abbott's patents for terazosin hydrochloride. On March 31, 1998, Abbott and Zenith Laboratories, Inc. ("Zenith") reached an agreement that resolved the patent litigation and the litigation of other claims between the parties. In the settlement, Zenith acknowledged the validity of Abbott's terazosin hydrochloride patents and agreed to refrain from selling a generic version of terazosin hydrochloride until the expiration of one of Abbott's patents for terazosin hydrochloride (U.S. Patent No. 4,251,532). On April 1, 1998, Abbott and Geneva Pharmaceuticals, Inc. ("Geneva") reached an agreement under which Geneva would not market its Food and Drug Administration approved generic terazosin hydrochloride products until resolution of the pending patent litigation between the parties. Abbott agreed to make quarterly payments to Zenith and monthly payments to Geneva until the date on which they could enter the market for terazosin hydrochloride under their agreements. Under the agreements, both Zenith and Geneva would have been free to enter the market for terazosin hydrochloride in the United States if certain of Abbott's patents for terazosin hydrochloride were determined to be invalid and if another company legally entered the generic market in the United States. On August 12, 1999, Abbott and Geneva terminated their April 1, 1998 agreement, and Geneva returned to Abbott a portion of the payments held in escrow under the agreement. On August 13, 1999, Geneva entered the market with its product. The 18 federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In Re: Terazosin Hydrochloride, MDL No. 1317. The 3 state court cases: Asher and New Utrecht Pharmacy v. Abbott Laboratories, Geneva Pharmaceuticals and Zenith Goldline Pharmaceuticals, Inc.; Drug Mart Pharmacy Company Corp. v. Abbott Laboratories, Zenith Goldline Pharmaceuticals, Inc. and Geneva Pharmaceuticals, Inc.; and Lisanti v. Abbott Laboratories, Zenith Goldline Pharmaceuticals, Inc. and Geneva Pharmaceuticals, Inc. have been consolidated by and are pending in the Supreme Court of the State of New York, County of New York. Abbott has filed or intends to file a response to each complaint denying all substantive allegations. The State of Florida, Office of the Attorney General, and the State of New York, Office of the Attorney General, are conducting the investigations.

    As of January 31, 2001, 5 shareholder derivative suits were pending relating to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Products division facilities in Lake County, Illinois. (This matter is discussed in greater detail in

"Regulation" on page 7 and is incorporated herein by this reference.) These lawsuits name as defendants the members of Abbott's Board of Directors as of November 1999, certain other former directors and, nominally, Abbott, and claim that the directors breached their fiduciary duties by, among other things, (a) allowing the alleged regulatory noncompliance, (b) failing to publicly disclose the alleged regulatory noncompliance in supposed violation of federal securities law, (c) misusing or permitting the misuse of corporate information for the personal profit of corporate insiders in supposed violation of federal and state law, and (d) causing Abbott to pay $100 million to the federal government and withdraw certain medical diagnostics kits from the U.S. market. In each case, the plaintiffs request unspecified monetary damages to be paid to Abbott, that the directors indemnify Abbott for all fines, penalties or damages paid by Abbott in connection with the alleged regulatory noncompliance, reimbursement of their legal fees and costs, and various forms of other relief. The United States District Court for the Northern District of Illinois consolidated into "In Re: Abbott Laboratories Derivative Shareholder Litigation" the four derivative lawsuits filed by Leonard Bronstein, the Carpenters Pension Fund of Arkansas and David Kaufman, Leo Farrell, and F. David Seinfeld. On November 9, 2000, these plaintiffs filed a second consolidated and amended verified complaint (the court having dismissed without prejudice their original consolidated complaint), generally alleging that the directors' breached their duty of diligence by failing to (i) prevent Abbott's alleged regulatory non-compliance or (ii) create a monitoring system to prevent and correct regulatory non-compliance. The second consolidated complaint seeks unspecified restitution and/or damages, including punitive and exemplary damages, injunctive relief, and reimbursement of their legal fees and costs. Abbott denies all of the substantive allegations in this lawsuit and will vigorously defend against it. Abbott has moved to dismiss the second consolidated complaint. The fifth shareholder derivative lawsuit was filed by Craig Heneghan and Marjory Motiaytis in the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois. On April 6, 2000, the Lake County Circuit Court granted Abbott's motion to stay the Heneghan/Motiaytis lawsuit until the shareholder derivative suits pending in federal court are decided.

    Abbott has previously reported that fourteen other cases were pending that were related to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Products division facilities in Lake County, Illinois. Thirteen of these cases were consolidated by and pending in the United States District Court for the Northern District of Illinois as "In re Abbott Laboratories Securities Litigation." On January 26, 2001, the court dismissed with prejudice the consolidated complaint and each of the lawsuits. The fourteenth case was filed by Lena Gallagher in the United States District Court for the Eastern District of Illinois and purported to be a class action. On January 26, 2001, the court dismissed with prejudice this complaint. The plaintiffs may appeal these decisions.

    Various state and federal agencies, including the United States Department of Justice and the California, Florida, Illinois, Nevada and Texas Attorneys General, are investigating the marketing and pricing practices of Abbott with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

    In addition to the claims and legal proceedings involving Abbott described above, the United States Department of Justice is investigating the marketing and pricing practices of TAP Pharmaceutical Products Inc. for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®). This investigation seeks to determine whether these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, the Anti-Kickback Act, and the Prescription Drug Marketing Act, or fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. The

Texas Attorney General is also investigating some of these practices. Abbott owns 50 percent of TAP. While it is not feasible to predict the outcome of these proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position or ongoing cash flow and results of operations but that they could have a material adverse effect on Abbott's cash flow and results of operations for a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Executive officers of Abbott are elected annually by the board of directors. All other officers may be elected by the board or appointed by the chairman of the board. All officers are either elected at the first meeting of the board of directors held after the annual shareholder meeting or appointed by the chairman after that board meeting. Each officer holds office until a successor has been duly elected or appointed and qualified or until the officer's death, resignation, or removal. Vacancies may be filled at any meeting of the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott. Any officer appointed by the chairman of the board may be removed by the chairman whenever, in the chairman's judgment, removal would serve the best interests of Abbott. A vacancy in any office appointed by the chairman of the board may be filled by the chairman.

    Current corporate officers, and their ages as of March 1, 2001, are listed below. The officers' principal occupations and employment from January 1996 to March 1, 2001 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White**, 45

    1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

    1998 to 1999 — Executive Vice President and Director.

    1996 to 1998 — Senior Vice President, Diagnostic Operations.

    Elected Corporate Officer — 1993.

Jeffrey M. Leiden**, 45

    2000 to present — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

    2000 — Senior Vice President, Chief Scientific Officer and Director.

    1999 to 2000 — Elkan R. Blount Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School.

    1996 to 1999 — Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology, University of Chicago.

    Elected Corporate Officer — 2000.

Richard A. Gonzalez**, 47

    2000 to present — Executive Vice President, Medical Products.

    1998 to 2000 — Senior Vice President, Hospital Products.

    1996 to 1998 — Vice President, Abbott HealthSystems.

    Elected Corporate Officer — 1995.

Joy A. Amundson**, 46

    1998 to present — Senior Vice President, Ross Products.

    1996 to 1998 — Senior Vice President, Chemical and Agricultural Products.

    Elected Corporate Officer — 1990.

Christopher B. Begley**, 48

    2000 to present — Senior Vice President, Hospital Products.

    1999 to 2000 — Senior Vice President, Chemical and Agricultural Products.

    1998 to 1999 — Vice President, Abbott HealthSystems.

    1996 to 1998 — Vice President, MediSense Operations.

    1996 — Vice President, Hospital Products Business Sector.

    Elected Corporate Officer — 1993.

Thomas D. Brown**, 52

    1998 to present — Senior Vice President, Diagnostic Operations.

    1996 to 1998 — Vice President, Diagnostic Commercial Operations.

    Elected Corporate Officer — 1993.

Gary P. Coughlan**, 57

    1996 to present — Senior Vice President, Finance and Chief Financial Officer. (Mr. Coughlan has announced that he plans to retire on March 31, 2001).

    Elected Corporate Officer — 1990.

Jose M. de Lasa**, 59

    1996 to present — Senior Vice President, Secretary and General Counsel.

    Elected Corporate Officer — 1994.

William G. Dempsey**, 49

    1999 to present — Senior Vice President, International Operations.

    1998 to 1999 — Senior Vice President, Chemical and Agricultural Products.

    1996 to 1998 — Vice President, Hospital Products Business Sector.

    1996 — Divisional Vice President, Hospital Products Business Sector Sales.

    Elected Corporate Officer — 1996.

Arthur J. Higgins**, 44

    1998 to present — Senior Vice President, Pharmaceutical Operations.

    1996 to 1998 — Vice President, Pacific, Asia, and Africa Operations.

    1996 — Divisional Vice President, Pacific, Asia, and Africa Operations.

    Elected Corporate Officer — 1996.

Thomas M. Wascoe**, 54

    1999 to present — Senior Vice President, Human Resources.

    1996 to 1999 — Divisional Vice President, Human Resources, Diagnostic Products.

    Elected Corporate Officer — 1999.

Lance B. Wyatt**, 56

    2000 to present — Senior Vice President, Specialty Products.

    1996 to 2000 — Vice President, Corporate Engineering.

    Elected Corporate Officer — 1995.

Catherine V. Babington, 48

    1996 to present — Vice President, Investor Relations and Public Affairs.

    Elected Corporate Officer — 1995.

Patrick J. Balthrop, 44

    2001 to present — Vice President, Vascular Devices.

    1998 to 2001 — Vice President, Diagnostic Commercial Operations.

    1996 to 1998 — Vice President, Diagnostic Operations, U.S. and Canada.

    1996 — Divisional Vice President and General Manager, U.S. and Canada, Diagnostic Products.

    Elected Corporate Officer — 1996.

Mark E. Barmak, 59

    2000 to present — Vice President, Government Affairs.

    1996 to 2000 — Vice President, Litigation and Government Affairs.

    Elected Corporate Officer — 1995.

Michael G. Beatrice, 53

    1999 to present — Vice President, Corporate Regulatory and Quality Science.

    1996 to 1999 — Executive Vice President and General Manager, Quintiles Strategic Product
Development Consulting Services (global regulatory and quality systems consultation service organization).

    1996 — Deputy Director, Center for Biologics Evaluation and Research, United States Food and Drug Administration.

    Elected Corporate Officer — 1999.

Christopher A. Bleck, 43

    1999 to present — Vice President, Pediatrics, Ross Products.

    1997 to 1999 — Divisional Vice President and President and General Manager, Canada, Abbott
International Division.

    1996 to 1997 — Divisional Vice President, Business Development, Abbott International Division.

    Elected Corporate Officer — 1999.

Douglas C. Bryant, 43

    1998 to present — Vice President, Diagnostic Operations, Asia and Pacific.

    1997 to 1998 — Commercial Director, Asia and Pacific, Diagnostic Products.

    1996 to 1997 — General Manager, United Kingdom and Ireland, Diagnostic Products.

    Elected Corporate Officer — 1998.

Gary R. Byers, 59

    1996 to present — Vice President, Internal Audit.

    Elected Corporate Officer — 1993.

Thomas F. Chen, 51

    1998 to present — Vice President, Pacific, Asia, and Africa Operations.

    1996 to 1998 — Regional Director, Taiwan and People's Republic of China.

    1996 — General Manager, Taiwan and People's Republic of China Task Force.

    Elected Corporate Officer — 1998.

Edward J. Fiorentino, 42

    1998 to present — Vice President, Pharmaceutical Products, Marketing and Sales.

    1996 to 1998 — Divisional Vice President, Marketing, Pharmaceutical Products.

    Elected Corporate Officer — 1998.

Gary L. Flynn**, 51

    1999 to present — Vice President and Controller.

    1996 to 1999 — Divisional Vice President and Controller, Ross Products.

    Elected Corporate Officer — 1999.

Thomas C. Freyman**, 46

    1999 to present — Vice President, Hospital Products Controller. (Mr. Freyman has been elected Senior Vice President, and Chief Financial Officer, effective April 1, 2001).

    1996 to 1999 — Vice President and Treasurer.

    Elected Corporate Officer — 1991.

Stephen R. Fussell, 43

    1999 to present — Vice President, Compensation and Development.

    1996 to 1999 — Divisional Vice President, Compensation and Benefits.

    1996 — Vice President, Total Compensation, Nestlé USA (diversified food company).

    Elected Corporate Officer — 1999.

David B. Goffredo, 46

    1998 to present — Vice President, European Operations.

    1996 to 1998 — Vice President, Pharmaceutical Products, Marketing and Sales.

    Elected Corporate Officer — 1995.

Robert B. Hance, 41

    1999 to present — Vice President, Diagnostic Operations, Europe, Africa and Middle East.

    1997 to 1999 — Divisional Vice President, European Region, Diagnostic Products.

    1996 to 1997 — Area Business Development Director, Europe, Middle East and Africa, Diagnostic Products.

    1996 — Director, Marketing, IPLS and Clinical Chemistry, Diagnostic Products.

    Elected Corporate Officer — 1999.

Guillermo A. Herrera, 47

    1998 to present — Vice President, Latin America and Canada Operations.

    1996 to 1998 — Vice President, Latin America Operations.

    1996 — Area Vice President, Latin America.

    Elected Corporate Officer — 1996.

James J. Koziarz, 52

    1996 to present — Vice President, Diagnostic Products Research and Development.

    Elected Corporate Officer — 1993.

John C. Landgraf, 48

    2000 to present — Vice President, Corporate Engineering.

    1997 to 2000 — Divisional Vice President, Manufacturing, Abbott International Division.

    1996 to 1997 — Divisional Vice President, Commercial Operations, Chemical and Agricultural
Products.

    Elected Corporate Officer — 2000.

Elaine R. Leavenworth, 42

    1999 to present — Vice President, Abbott HealthSystems.

    1997 to 1999 — Divisional Vice President, Licensing and New Business Development, Abbott
International Division.

    1996 to 1997 — Director, Licensing and Acquisitions, Abbott International Division.

    1996 — Director, Nutritionals, Abbott International Division.

    Elected Corporate Officer — 1999.

John M. Leonard, 43

    1999 to present — Vice President, Pharmaceutical Development.

    1997 to 1999 — Divisional Vice President, Pharmaceutical Development, Pharmaceutical Products
Research and Development.

    1996 to 1997 — Therapeutic Area Venture Head, Pharmaceutical Products Research and
Development.

    1996 — Venture Head, Pharmaceutical Products Research and Development.

    Elected Corporate Officer — 1999.

Greg W. Linder, 44

    1999 to present — Vice President and Treasurer.

    1996 to 1999 — Divisional Vice President and Controller, Hospital Products.

    1996 — Assistant Controller, Corporate Finance.

    Elected Corporate Officer — 1999.

John F. Lussen, 59

    1996 to present — Vice President, Taxes.

    Elected Corporate Officer — 1985.

Edward L. Michael, 44

    1999 to present — Vice President, Diagnostic Assays and Systems.

    1997 to 1999 — Vice President, Diagnostic Operations, Europe, Africa, and Middle East.

    1996 to 1997 — Director, Area Operations and Scientific Development.

    Elected Corporate Officer — 1997.

Karen L. Miller, 47

    2000 to present — Vice President, Information Technology.

    1997 to 2000 — Divisional Vice President, Information Systems, Diagnostic Products.

    1996 to 1997 — Director, Business Systems, Diagnostic Products.

    Elected Corporate Officer — 2000.

Daniel W. Norbeck, 42

    1999 to present — Vice President, Pharmaceutical Discovery.

    1998 to 1999 — Divisional Vice President, Discovery, Pharmaceutical Products Research and
Development.

    1996 to 1998 — Divisional Vice President, Area Head, Pharmaceutical Products Research and
Development.

    Elected Corporate Officer — 1999.

Edward A. Ogunro, 48

    1999 to present — Vice President, Hospital Products Research and Development, Medical and
Regulatory Affairs.

    1996 to 1999 — Divisional Vice President, Immunodiagnostics and Chemistry, Diagnostic Products.

    Elected Corporate Officer — 1999.

Marcia A. Thomas, 53

    1999 to present — Vice President, Diagnostic Quality Assurance, Regulatory Affairs and Compliance.

    1996 to 1999 — Vice President, Quality Assurance and Regulatory Affairs.

    1996 — Divisional Vice President, Quality Assurance and Regulatory Affairs, Diagnostic Products.

    Elected Corporate Officer — 1996.

Steven J. Weger Jr., 56

    1996 to present — Vice President, Corporate Planning and Development.

    1996 — Divisional Vice President, Strategic Planning and Technology Assessment, Diagnostic Products.

    Elected Corporate Officer — 1996.

Susan M. Widner, 44

    1998 to present — Vice President, Diagnostic Operations, U.S. and Canada.

    1996 to 1998 — Divisional Vice President, Worldwide Marketing, Diagnostic Products.

    1996 — Director, Venture Marketing, Diagnostic Products.

    Elected Corporate Officer — 1998.

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

	Market Price Per Share
	2000				1999
	high		low		high		low
First Quarter	36	1/2	29	3/8	51	7/16	43
Second Quarter	44	11/16	35	3/8	53	5/16	41	5/16
Third Quarter	48	1/2	39	5/16	45	7/8	36	5/16
Fourth Quarter	56	1/4	45	7/16	42	7/8	33

    Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

Shareholders

    There were 101,272 shareholders of record of Abbott common shares as of December 31, 2000.

Dividends

    Quarterly dividends of $.19 per share and $.17 per share were declared on common shares in 2000 and 1999, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

	Year ended December 31
	2000	1999	1998	1997	1996
	(dollars in millions, except per share data)
Net sales	$13,745.9	$13,177.6	$12,512.7	$11,889.3	$11,018.0
Net earnings	2,786.0	2,445.8	2,334.4	2,079.1	1,873.8
Basic earnings per common share	1.80	1.59	1.52	1.34	1.19
Diluted earnings per common share	1.78	1.57	1.50	1.32	1.18
Total assets	15,283.3	14,471.0	13,259.9	12,101.8	11,161.1
Long-term debt	1,076.4	1,336.8	1,339.7	938.0	933.1
Cash dividends declared per common share	.76	.68	.60	.54	.48

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Results of Operations

Sales

    The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2000 vs. 1999	4.3	(0.3)	6.6	(2.0)
1999 vs. 1998	5.3	(0.1)	6.1	(0.7)
1998 vs. 1997	5.2	0.6	7.4	(2.8)
Total U.S.
2000 vs. 1999	6.1	(0.7)	6.8	—
1999 vs. 1998	4.8	(0.5)	5.3	—
1998 vs. 1997	6.4	1.0	5.4	—
Total International
2000 vs. 1999	1.5	0.4	6.3	(5.2)
1999 vs. 1998	6.1	0.6	7.4	(1.9)
1998 vs. 1997	3.4	(0.1)	10.7	(7.2)
Pharmaceutical Products Segment (a)
2000 vs. 1999	7.6	(2.5)	10.1	—
1999 vs. 1998	2.7	—	2.7	—
1998 vs. 1997	5.2	3.4	1.8	—
Diagnostic Products Segment (b)
2000 vs. 1999	(2.9)	—	0.7	(3.6)
1999 vs. 1998	8.9	(1.2)	10.7	(0.6)
1998 vs. 1997	5.8	(2.1)	11.9	(4.0)
Hospital Products Segment (a)
2000 vs. 1999	11.5	(1.7)	13.2	—
1999 vs. 1998	2.7	(1.5)	4.2	—
1998 vs. 1997	12.3	(0.4)	12.7	—
Ross Products Segment (b)
2000 vs. 1999	4.0	1.6	2.4	—
1999 vs. 1998	6.0	0.9	5.1	—
1998 vs. 1997	(0.2)	0.9	(1.1)	—
International Segment
2000 vs. 1999	3.2	0.9	7.1	(4.8)
1999 vs. 1998	6.8	1.8	7.4	(2.4)
1998 vs. 1997	3.1	1.4	9.5	(7.8)
(a)
In 2000, management of the vascular medicine franchise was transferred from the Pharmaceutical Products Segment to the Hospital Products Segment. Percentage changes for 1999 and 1998 have been restated to reflect this transfer.

(b)
In 2001, management of the FACT PLUS product franchise was transferred from the Diagnostic Products Segment to the Ross Products Segment. Percentage changes for 2000, 1999 and 1998 reflect this transfer.

    Sales of new products in 2000 are estimated to be $939 million, led by the Pharmaceutical, Hospital and Diagnostic segments. Increases, as disclosed in Note 13, in adult nutritionals in all three years and in anti-infectives in 1999 were primarily due to unit increases. The decreases in anti-infectives for 2000 and 1998 were due primarily to unit decreases.

Operating Earnings

    Gross profit margins (sales less cost of products sold, including distribution expenses) were 54.6 percent of net sales in 2000 and 1999, and 56.8 percent in 1998. Excluding the charges described in Note 15 relating to the FDA consent decree, the gross profit margin for 1999 would have been 55.8 percent. Gross profit margins in all three years were affected by unfavorable product mix, primarily pharmaceuticals, and the negative effect of the relatively stronger U.S. dollar. Gross profit margins in all years were also affected by productivity improvements, partially offset by higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures in some product lines. In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical products segments.

    In August 1999, Geneva Pharmaceuticals, Inc. began shipments of generic HYTRIN in the United States, which has adversely impacted Abbott's HYTRIN sales. Sales of HYTRIN in the United States amounted to $141 million, $466 million, and $542 million in 2000, 1999, and 1998, respectively.

    As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 15, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The consent decree resulted in a charge of $168 million in the third quarter of 1999. Abbott estimates that 2000 sales were negatively impacted by approximately $250 million, and earnings per share were negatively impacted by approximately 10 cents per share. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

    Research and development expense was $1.4 billion in 2000 and represented 9.8 percent of net sales in 2000, compared to 9.1 percent of net sales in 1999, and 9.8 percent of net sales in 1998. The increase in research and development expenses in 2000 was concentrated primarily in the Pharmaceutical, Diagnostic and Hospital segments. Research and development expenditures continue to be concentrated on pharmaceutical and diagnostic products.

    Selling, general and administrative expenses increased 1.3 percent in 2000, net of the favorable effect of the relatively stronger U.S. dollar of 2.4 percent, compared to increases of 3.5 percent in 1999, and 2.4 percent in 1998. The net increases, exclusive of exchange impact, reflect inflation and additional selling and marketing support primarily in the International, Pharmaceutical and Hospital segments. In addition, 1999 and 1998 reflect litigation charges, and 1999 includes merger costs of approximately $16.2 million.

    Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture in 2000 was adversely affected as a result of an increase in a litigation reserve related to the U.S. Department of Justice investigation of TAP's marketing and sales practices for LUPRON. While it is not feasible to predict the outcome of these proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position or ongoing cash flow and results of operations, but that they could have a material adverse effect on Abbott's cash flow and results of operations for a particular period.

Interest (Income) Expense, Net

    Net interest expense decreased in 2000 and 1999 due to a lower level of borrowings and a higher level of investment securities. Net interest expense increased in 1998 due primarily to a higher level of borrowings as a result of business acquisitions.

Taxes on Earnings

    The effective income tax rates were 27.0 percent in 2000 and 28.0 percent in 1999 and 1998. The tax rate for 2000 was reduced, in part, by the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc. In addition, the tax rates for 1999 and 1998 were unfavorably impacted by the reduction in tax incentive grants for Puerto Rico operations.

Financial Condition

Cash Flow

    Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

    At December 31, 2000, Abbott's bond ratings were AAA by Standard & Poor's Corporation and Aa1 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $1.5 billion, which support domestic commercial paper borrowing arrangements. As a result of the proposed acquisition of BASF's pharmaceutical business, Abbott's credit ratings are under review, and it is expected that the ratings may be adjusted to reflect the increased borrowings that will finance the acquisition. In addition, available lines of credit, which will support increased commercial paper borrowings, increased to $6.5 billion in February 2001.

    Under a registration statement filed with the Securities and Exchange Commission (SEC) in February 2001, Abbott may issue up to $3.5 billion of securities in the future. Of the $3.5 billion, Abbott may issue $268 million either in the form of debt securities or common shares without par value. The remaining $3.2 billion may be issued in the form of debt securities. Previously, under a registration statement filed with the SEC in 1999, Abbott may have issued $518 million of securities, which is now included in the $3.5 billion.

    During the last three years, Abbott purchased 31,765,500 of its common shares at a cost of $1.3 billion, including 10.2 million shares of the 25 million shares authorized for purchase by Abbott's Board of Directors in June 2000.

Working Capital

    At December 31, 2000, 1999, and 1998, working capital was $3.1 billion, $1.9 billion, and $624 million, respectively.

Capital Expenditures

    Capital expenditures of $1.0 billion in 2000, $987 million in 1999, and $994 million in 1998 were principally for upgrading and expanding manufacturing, research and development, and administrative support facilities in all segments and for laboratory instruments and hospital equipment placed with customers. This level of capital expenditures is expected to continue, with an increased proportion dedicated to the Hospital, International and Diagnostic segments.

Legislative Issues

    Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue at both the federal and state levels over the availability, method of delivery, and payment for health care products and services. If legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, "Business."

Business Combinations and Divestiture

    On December 15, 2000, Abbott and BASF A.G. reached an agreement through which Abbott will purchase the pharmaceutical business of BASF, subject to approval of government regulators. The purchase price is $6.9 billion. Abbott estimates that the acquisition, if completed, will result in purchase accounting charges of approximately $1.0 billion for in-process research and development in 2001, and will result in goodwill and intangibles of approximately $5.0 billion. The purchase will be financed by U.S. dollar and euro-based borrowings described under "Debt and Capital."

    On November 19, 1999, Abbott completed a merger transaction with Perclose, Inc., which was accounted for as a pooling-of-interests transaction. Abbott issued approximately 15.1 million common shares to Perclose shareholders, and Perclose's outstanding stock options were converted into options to purchase approximately 2.9 million Abbott common shares. Merger-related charges of approximately $16.2 million are included in selling, general and administrative expenses for 1999. Abbott's consolidated financial statements for prior periods have been restated to include Perclose and are not significantly different than previously reported amounts.

    In 1999, Abbott acquired certain assets of Glaxo Wellcome Inc.'s U.S. anesthesia business for approximately $217 million in cash. A substantial portion of the purchase price was allocated to intangible assets, which are amortized on a straight-line basis over 15 years. In 1998, Abbott acquired the common stock of International Murex Technologies Corporation, a manufacturer of medical diagnostic products, for approximately $234 million in cash. A substantial portion of the purchase price was allocated to goodwill, which is amortized on a straight-line basis over 20 years. Had these acquisitions taken place on January 1 of the previous years, consolidated sales and income would not have been significantly different from reported amounts.

    In January 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $139 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of derivatives as either assets or liabilities. Adoption of the provisions of this statement on January 1, 2001, will result in a transition credit to income of approximately $2 million in 2001.

    The Emerging Issues Task Force (EITF) issued EITF Issues No. 00-10, "Accounting for Shipping and Handling Fees and Costs," and No. 00-14, "Accounting for Certain Sales Incentives," which address the classification of shipping and handling fees and costs and various sales incentives, and were effective for the fourth quarter of 2000. The adoption of the provisions of these EITF Issues did not have a material effect on Abbott's financial statements.

    The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended on June 26, 2000. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues, and was effective beginning in the fourth quarter of 2000. Adoption of the provisions of this SAB did not have a material effect on Abbott's financial statements.

Euro Conversion

    On January 1, 1999, the European Economic and Monetary Union took effect and introduced the euro as the official single currency of the participating member countries. On that date, the currency exchange rates of the participating countries were fixed against the euro. There is a three-year transition to the euro, and at the end of 2001, the legacy currencies will be eliminated. Costs required to prepare for the euro are not material to Abbott's financial position, results of operations or cash flows. The impact, if any, of the euro on Abbott's competitive position is unknown.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

    Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this Item 7, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Exhibit 99.1.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management
(Unaudited)

Interest Rate Sensitive Financial Instruments

    Abbott does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments and investment securities. As of December 31, 2000, and 1999, Abbott had $185 million and $855 million, respectively, of domestic commercial paper outstanding with an average interest rate of 6.5% and 5.8%, respectively, and with an average remaining life of three days and 13 days, respectively. The fair market value of long-term debt at December 31, 2000, and 1999, amounted to $1.3 billion, and consisted primarily of fixed rate (average of 6.1%) debt with maturities through 2023. As of December 31, 2000, and 1999, the fair market value of current and long-term investment securities maturing through 2023 amounted to $571 million and $734 million, respectively. Approximately 10 percent and 15 percent of these investments as of December 31, 2000, and 1999, respectively, have fixed interest rates (average of 6.9%), while the remaining investments have variable rates. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is a reasonably possible near-term change in rates).

Market Price Sensitive Financial Instruments

    Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $215 million and $282 million, respectively, as of December 31, 2000, and 1999. A hypothetical 20 percent decrease in the share prices of these investments would decrease the fair value by approximately $43 million. (A 20 percent decrease is a reasonably possible near-term change in share prices).

Foreign Currency Sensitive Financial Instruments —
Purchased U.S. Dollar Call Options

    Abbott's foreign subsidiaries purchase U.S. dollar call options as a hedge of anticipated intercompany purchases by these foreign subsidiaries whose functional currency, primarily European currencies and Japanese yen, is not the U.S. dollar. At December 31, 2000, there were no such contracts outstanding and at December 31, 1999, Abbott held $85 million of these contracts.

Foreign Currency Forward Exchange Contracts

    Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being hedged. At December 31, 2000, and 1999, Abbott held $1.3 billion and $1.4 billion, respectively, of such contracts which all mature in the next calendar year. The following table reflects the contracts outstanding at December 31, 2000, and 1999:

	2000			1999
	Contract Amount	Average Exchange Rate	Fair and Carrying Value	Contract Amount	Average Exchange Rate	Fair and Carrying Value
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$318	0.87	$1.6	$293	1.03	$1.6
British Pound	269	0.67	13.0	219	0.6	2.1
Japanese Yen	212	106.5	5.3	242	103.2	(4.8)
Dutch Guilder	196	2.56	(2.3)	180	2.02	7.6
Spanish Peseta	55	179.5	3.0	77	139.6	13.8
Canadian Dollar	49	1.54	(0.1)	56	1.47	0.1
Australian Dollar	38	1.92	(0.4)	39	1.56	0.3
Taiwan Dollar	28	31.5	1.3	26	32.0	(0.3)
All other currencies	106	N/A	(0.1)	307	N/A	(8.5)

Total	$1,271		$21.3	$1,439		$11.9

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings and Comprehensive Income
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2000	1999	1998
Net Sales	$13,745,916	$13,177,625	$12,512,734

Cost of products sold	6,238,646	5,977,183	5,406,635
Research and development	1,351,024	1,193,963	1,228,777
Selling, general and administrative	2,894,178	2,857,104	2,759,757
Gain on sale of business	(138,507)	—	—

Total Operating Cost and Expenses	10,345,341	10,028,250	9,395,169

Operating Earnings	3,400,575	3,149,375	3,117,565
Net interest expense	23,221	81,765	102,540
Income from TAP Pharmaceutical Products Inc. joint venture	(481,340)	(390,152)	(266,347)
Net foreign exchange (gain) loss	7,287	26,238	31,158
Other (income) expense, net	35,000	34,636	8,349

Earnings Before Taxes	3,816,407	3,396,888	3,241,865
Taxes on earnings	1,030,430	951,129	907,512

Net Earnings	$2,785,977	$2,445,759	$2,334,353

Basic Earnings Per Common Share	$1.80	$1.59	$1.52

Diluted Earnings Per Common Share	$1.78	$1.57	$1.50

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,548,015	1,536,762	1,537,242
Dilutive Common Stock Options	17,564	20,893	23,716

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,565,579	1,557,655	1,560,958

Outstanding Common Stock Options Having No Dilutive Effect	1,038	1,807	657

Comprehensive Income:
Foreign currency translation adjustments	$(198,475)	$(172,517)	$1,504
Tax benefit (expense) related to foreign currency translation adjustments	(476)	1,286	441
Unrealized gains (loss) on marketable equity securities	31,252	(10,548)	1,000
Tax benefit (expense) related to unrealized gains (loss) on marketable equity securities	(12,500)	4,171	(396)
Reclassification adjustment for realized gains	(29,520)	—	—
Tax benefit related to reclassification adjustment for realized gains	11,808	—	—

Other comprehensive income (loss), net of tax	(197,911)	(177,608)	2,549
Net Earnings	2,785,977	2,445,759	2,334,353

Comprehensive Income	$2,588,066	$2,268,151	$2,336,902

Supplemental Comprehensive Income Information:
Cumulative foreign currency translation loss adjustments, net of tax	$630,893	$431,942	$260,711
Cumulative unrealized (gains) on marketable equity securities, net of tax	(27,681)	(26,641)	(33,018)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2000	1999	1998
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,785,977	$2,445,759	$2,334,353
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation and amortization	827,431	828,006	786,380
Investing and financing (gains) losses, net	69,914	93,723	90,798
Trade receivables	(260,790)	(176,347)	(147,489)
Inventories	(361,377)	(147,778)	(112,692)
Prepaid expenses and other assets	(397,714)	(521,265)	(195,020)
Trade accounts payable and other liabilities	621,078	299,048	179,653
Income taxes payable	(46,394)	213,936	(60,705)
Gain on sale of business	(138,507)	—	—

Net Cash From Operating Activities	3,099,618	3,035,082	2,875,278

Cash Flow From (Used in) Investing Activities:
Acquisition of certain assets of Glaxo Wellcome Inc.'s U.S. anesthesia business in 1999 and International Murex in 1998, net of cash acquired	—	(217,000)	(249,177)
Proceeds from sale of business	205,000	—	—
Acquisitions of property, equipment and other businesses	(1,035,873)	(987,098)	(993,555)
Purchases of investment securities	(68,085)	(210,797)	(353,453)
Proceeds from sales of investment securities	235,839	169,356	96,748
Other	45,455	12,187	18,034

Net Cash Used in Investing Activities	(617,664)	(1,233,352)	(1,481,403)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(670,000)	(864,000)	42,000
Proceeds from issuance of long-term debt	—	—	400,000
Other borrowing transactions, net	(2,769)	6,286	(59,640)
Purchases of common shares	(464,856)	—	(876,264)
Proceeds from issuance of common shares	—	329,490	—
Proceeds from stock options exercised	135,570	42,235	67,329
Dividends paid	(1,145,894)	(1,003,295)	(891,661)

Net Cash Used in Financing Activities	(2,147,949)	(1,489,284)	(1,318,236)

Effect of exchange rate changes on cash and cash equivalents	(27,884)	(19,587)	(143)

Net Increase in Cash and Cash Equivalents	306,121	292,859	75,496
Cash and Cash Equivalents, Beginning of Year	608,097	315,238	239,742

Cash and Cash Equivalents, End of Year	$914,218	$608,097	$315,238

Supplemental Cash Flow Information:
Income taxes paid	$1,085,083	$882,957	$1,060,479
Interest paid	113,922	145,055	153,891

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2000	1999	1998
Assets
Current Assets:
Cash and cash equivalents	$914,218	$608,097	$315,238
Investment securities	242,500	115,199	95,827
Trade receivables, less allowances of — 2000: $190,167; 1999: $238,956; 1998: $191,352	2,179,451	2,055,839	1,955,866
Inventories —
Finished products	903,973	772,478	697,974
Work in process	370,407	338,818	347,150
Materials	466,951	384,148	367,616

Total inventories	1,741,331	1,495,444	1,412,740
Prepaid income taxes	896,083	918,617	847,154
Other prepaid expenses and receivables	1,402,658	1,226,558	962,936

Total Current Assets	7,376,241	6,419,754	5,589,761

Investment Securities	637,979	954,778	967,819

Property and Equipment, at Cost:
Land	245,850	202,858	165,474
Buildings	1,953,665	1,882,439	1,860,265
Equipment	7,597,553	7,339,578	7,104,805
Construction in progress	330,830	372,692	272,949

	10,127,898	9,797,567	9,403,493
Less: accumulated depreciation and amortization	5,310,987	5,027,508	4,660,555

Net Property and Equipment	4,816,911	4,770,059	4,742,938

Net Intangible Assets	1,555,260	1,574,851	1,349,822

Deferred Charges, Investments in Joint Ventures and Other Assets	896,863	751,602	609,579

	$15,283,254	$14,471,044	$13,259,919

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2000	1999	1998
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$479,454	$896,271	$1,759,145
Trade accounts payable	1,355,985	1,226,854	1,057,417
Salaries, wages and commissions	401,366	383,552	375,804
Other accrued liabilities	1,549,245	1,433,424	1,379,953
Dividends payable	293,800	263,000	227,400
Income taxes payable	217,690	313,610	166,183

Total Current Liabilities	4,297,540	4,516,711	4,965,902

Long-Term Debt	1,076,368	1,336,789	1,339,694

Deferred Income Taxes	—	23,779	108,964

Other Liabilities and Deferrals	1,338,440	1,166,170	1,091,768

Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares
Issued at stated capital amount — Shares: 2000: 1,563,436,372; 1999: 1,564,670,440; 1998: 1,548,382,682	2,218,234	1,939,673	1,310,500
Common shares held in treasury, at cost — Shares: 2000: 17,502,239; 1999: 17,650,834; 1998: 17,710,838	(255,586)	(257,756)	(46,735)
Unearned compensation — restricted stock awards	(18,116)	(23,028)	(25,796)
Earnings employed in the business	7,229,586	6,174,007	4,743,315
Accumulated other comprehensive loss	(603,212)	(405,301)	(227,693)

Total Shareholders' Investment	8,570,906	7,427,595	5,753,591

	$15,283,254	$14,471,044	$13,259,919

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2000	1999	1998
Common Shares:
Beginning of Year
Shares: 2000: 1,564,670,440; 1999: 1,548,382,682; 1998: 1,560,865,737	$1,939,673	$1,310,500	$985,575
Issued shares: 1999: 9,000,000	—	329,490	—
Issued under incentive stock programs Shares: 2000: 11,424,234; 1999: 11,476,536; 1998: 13,929,668	245,668	240,897	259,058
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	50,219	62,458	85,070
Retired — Shares: 2000: 12,658,302; 1999: 4,188,778; 1998: 26,412,723	(17,326)	(3,672)	(19,203)

End of Year
Shares: 2000: 1,563,436,372; 1999: 1,564,670,440; 1998: 1,548,382,682	$2,218,234	$1,939,673	$1,310,500

Common Shares Held in Treasury:
Beginning of Year
Shares: 2000: 17,650,834; 1999: 17,710,838; 1998: 18,280,398	$(257,756)	$(46,735)	$(48,238)
Private transaction in 1999 Shares purchased: 5,099,720 Shares issued: 4,985,475	—	(211,822)	—
Issued under incentive stock programs Shares: 2000: 148,595; 1999: 174,249; 1998: 569,560	2,170	801	1,503

End of Year
Shares: 2000: 17,502,239; 1999: 17,650,834; 1998: 17,710,838	$(255,586)	$(257,756)	$(46,735)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(23,028)	$(25,796)	$(26,187)
Issued at market value — Shares: 2000: 133,000; 1999: 162,500; 1998: 554,000	(5,479)	(7,186)	(20,584)
Lapses — Shares: 2000: 8,500; 1998: 22,000	320	—	705
Amortization	10,071	9,954	20,270

End of Year	$(18,116)	$(23,028)	$(25,796)

Earnings Employed in the Business:
Beginning of Year	$6,174,007	$4,743,315	$4,355,426
Net earnings	2,785,977	2,445,759	2,334,353
Cash dividends declared on common shares (per share — 2000: $.76; 1999: $.68; 1998: $.60)	(1,176,694)	(1,038,895)	(917,611)
Cost of common shares retired in excess of stated capital amount	(557,628)	(194,990)	(1,048,500)
Cost of treasury shares issued below market value	3,924	218,818	19,647

End of Year	$7,229,586	$6,174,007	$4,743,315

Accumulated Other Comprehensive Loss:
Beginning of Year	$(405,301)	$(227,693)	$(230,242)
Other comprehensive income (loss)	(197,911)	(177,608)	2,549

End of Year	$(603,212)	$(405,301)	$(227,693)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

    NATURE OF BUSINESS AND CONCENTRATION OF RISK — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations.

    BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2000, 1999 and 1998 that materially affected the financial position or results of operations. Certain prior year amounts in the Consolidated Statement of Cash Flows have been reclassified to conform with the 2000 presentation.

    USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for litigation, income taxes, sales rebates, and inventory and accounts receivable exposures.

    CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive income (loss). Impairment losses are charged to income for other than temporary declines in fair value of equity securities. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as a component of interest income.

    INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs.

    LONG-LIVED ASSETS — Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The following table shows estimated useful lives of property and equipment:

Classification	Expected Useful Lives
Buildings	10 to 50 years (average 29 years	)
Equipment	3 to 20 years (average 11 years	)

    Intangible assets, primarily purchased intangible assets and goodwill resulting from business acquisitions, are amortized on a straight-line basis over up to 40 years. Accumulated amortization as of December 31, 2000, 1999, and 1998, was $334 million, $228 million, and $163 million, respectively.

    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projected undiscounted cash flows associated with the affected assets. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

    PRODUCT LIABILITY — Provisions are made for the portions of probable losses that are not covered by product liability insurance.

    TRANSLATION ADJUSTMENTS — For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive income (loss).

    REVENUE RECOGNITION — Revenue from product sales is recognized upon shipment to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales of product rights are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

    RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2000	1999	1998
Other prepaid expenses and receivables:
Receivables purchased from TAP Pharmaceutical Products Inc. under a factoring agreement	$514,200	$431,801	$310,993
All other	888,458	794,757	651,943

Total	$1,402,658	$1,226,558	$962,936

Other liabilities and deferrals:
Accrued post-employment costs	$597,910	$537,309	$477,417
All other	740,530	628,861	614,351

Total	$1,338,440	$1,166,170	$1,091,768

Net interest expense:
Interest expense	$113,938	$144,689	$159,986
Interest income	(90,717)	(62,924)	(57,446)

Total	$23,221	$81,765	$102,540

Note 3 — Taxes on Earnings (dollars in thousands)

    Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $2,432,433 at December 31, 2000. Deferred income taxes not provided on these earnings would be approximately $572,016.

    Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

	2000	1999	1998
Earnings Before Taxes:
Domestic	$2,773,244	$2,505,060	$2,520,985
Foreign	1,043,163	891,828	720,880

Total	$3,816,407	$3,396,888	$3,241,865

	2000	1999	1998
Taxes on Earnings:
Current:
U.S. Federal and Possessions	$825,608	$785,709	$744,124
State	67,898	70,376	49,869
Foreign	194,944	235,459	184,100

Total current	1,088,450	1,091,544	978,093

Deferred:
Domestic	(70,383)	(112,398)	(92,681)
Foreign	11,812	(30,215)	25,219
Enacted tax rate changes	551	2,198	(3,119)

Total deferred	(58,020)	(140,415)	(70,581)

Total	$1,030,430	$951,129	$907,512

    Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2000	1999	1998
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Puerto Rico, the Dominican Republic, Ireland, the Netherlands, and Costa Rica	(5.0)	(5.2)	(4.9)
State taxes, net of federal benefit	1.2	1.4	1.0
Domestic dividend exclusion	(3.5)	(3.2)	(2.3)
All other, net	(0.7)	—	(0.8)

Effective tax rate	27.0%	28.0%	28.0%

    As of December 31, 2000, 1999, and 1998, total deferred tax assets were $1,458,707, $1,364,867, and $1,286,341, respectively, and total deferred tax liabilities were $463,406, $441,404, and $487,207, respectively. Valuation allowances for deferred tax assets were not significant. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2000	1999	1998
Compensation and employee benefits	$344,641	$293,893	$254,026
Trade receivable reserves	155,178	178,157	173,525
Inventory reserves	124,759	150,100	115,693
Deferred intercompany profit	204,052	184,687	177,515
State income taxes	53,610	46,964	26,585
Depreciation	(204,595)	(174,396)	(197,832)
Other, primarily other accruals and reserves not currently deductible, and the excess of book basis over tax basis of intangible assets	277,033	215,433	188,678

Total	$954,678	$894,838	$738,190

Note 4 — Investment Securities (dollars in thousands)

    The following is a summary of investment securities at December 31:

	2000	1999	1998
Current Investment Securities:
Time deposits and certificates of deposit	$232,500	$95,000	$50,000
Other, primarily debt obligations issued or guaranteed by various governments or government agencies	10,000	20,199	45,827

Total	$242,500	$115,199	$95,827

	2000	1999	1998
Long-Term Investment Securities:
Time deposits and certificates of deposit, maturing through 2003	$120,000	$391,500	$486,500
Corporate debt obligations, maturing through 2008	70,000	73,037	112,320
Debt obligations issued or guaranteed by various governments or government agencies, maturing through 2023	158,301	183,184	185,022
Equity securities	289,678	307,057	183,977

Total	$637,979	$954,778	$967,819

    Of the investment securities listed above, $590,678, $742,610, and $858,809 were held at December 31, 2000, 1999, and 1998, respectively, by subsidiaries operating in Puerto Rico under tax incentive grants expiring from 2002 through 2007. In addition, these subsidiaries held cash equivalents of $85,925, $11,900, and $74,900 at December 31, 2000, 1999, and 1998, respectively.

Note 5 — Post-Employment Benefits (dollars in thousands)

    Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.

    Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2000	1999	1998	2000	1999	1998
Projected benefit obligations, January 1	$2,259,741	$2,348,620	$2,000,329	$635,700	$714,946	$646,448
Service cost — benefits earned during the year	118,863	131,670	108,754	30,034	31,933	30,664
Interest cost on projected benefit obligations	171,790	157,004	140,287	50,216	44,297	43,770
Losses (gains), primarily changes in discount rate, plan design changes, and differences between estimated and actual health care costs	162,753	(283,135)	182,829	65,375	(124,269)	18,057
Benefits paid	(109,589)	(97,399)	(85,722)	(39,953)	(31,207)	(23,993)
Other, primarily translation	(31,332)	2,981	2,143	—	—	—

Projected benefit obligations, December 31	$2,572,226	$2,259,741	$2,348,620	$741,372	$635,700	$714,946

Plans' assets at fair value, January 1, principally listed securities	$3,100,222	$2,550,971	$2,192,486	$77,749	$82,528	$86,600
Actual return on plans' assets	(154,748)	608,805	426,023	(6,097)	23,407	18,656
Company contributions	23,639	24,623	18,945	3,636	3,021	1,265
Benefits paid	(109,589)	(97,399)	(85,722)	(39,953)	(31,207)	(23,993)
Other, primarily translation	(30,723)	13,222	(761)	—	—	—

Plans' assets at fair value, December 31	$2,828,801	$3,100,222	$2,550,971	$35,335	$77,749	$82,528

Projected benefit obligations less than (greater than) plans' assets, December 31	$256,575	$840,481	$202,351	$(706,037)	$(557,951)	$(632,418)
Unrecognized actuarial (gains) losses, net	(287,242)	(837,234)	(143,876)	136,188	63,324	137,701
Unrecognized prior service cost	834	3,210	6,134	(64,390)	(68,682)	—
Unrecognized transition obligation	(1,808)	(10,486)	(21,015)	—	—	—

Prepaid (accrued) benefit cost	$(31,641)	$(4,029)	$43,594	$(634,239)	$(563,309)	$(494,717)

Service cost — benefits earned during the year	$118,863	$131,670	$108,754	$30,034	$31,933	$30,664
Interest cost on projected benefit obligations	171,790	157,004	140,287	50,216	44,297	43,770
Expected return on plans' assets	(233,056)	(200,260)	(179,194)	(6,176)	(6,813)	(7,211)
Net amortization	(3,994)	(3,082)	(7,728)	(1,573)	1,396	2,290

Net cost	$53,603	$85,332	$62,119	$72,501	$70,813	$69,513

Note 5 — Post-Employment Benefits (dollars in thousands) (Continued)

    The projected benefit obligations for certain foreign defined benefit plans that do not have plan assets were $65,116, $63,904, and $62,719 at December 31, 2000, 1999, and 1998, respectively.

    Assumptions used for major benefit plans as of December 31 include:

	2000	1999	1998
Discount rate for determining obligations and interest cost	7 1/2%	7 3/4%	6 3/4%
Expected aggregate average long-term change in compensation	5%	5%	5%
Expected long-term rate of return on assets	9 1/2%	9 1/2%	9 1/2%

    A five percent annual rate of increase in the per capita cost of covered health care benefits is assumed.

    A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2000, by approximately $125,739/$(75,875), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $16,347/$(10,122).

    The Abbott Stock Retirement Plan is the principal defined contribution plan. Company contributions to this plan were approximately $86,000 in 2000, $76,000 in 1999, and $67,000 in 1998, equal to 7.33 percent of dividends declared, as provided under the plan.

    Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Financial Instruments and Derivatives

    Abbott enters into foreign currency forward exchange contracts to hedge intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. Such contracts are also used to hedge foreign currency denominated third-party trade payables and receivables. For intercompany loans, the contracts require Abbott to sell foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currencies hedged are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2000, 1999, and 1998, Abbott held $1.3 billion, $1.4 billion, and $1.6 billion, respectively, of foreign currency forward exchange contracts. The contracts outstanding at December 31, 2000, mature in 2001. These contracts are marked-to-market each month. The resulting gains or losses are reflected in income and are generally offset by losses or gains on the exposures being hedged.

    Abbott's foreign subsidiaries whose functional currency is not the U.S. dollar purchase U.S. dollar call options as a hedge of anticipated intercompany purchases. These contracts give Abbott the right, but not the requirement, to purchase U.S. dollars in exchange for foreign currencies, primarily European currencies and Japanese yen, at predetermined exchange rates. At December 31, 1999, and 1998, Abbott held $85 million and $406 million, respectively, of U.S. dollar call option contracts. Realized and unrealized gains and losses on contracts that qualify as hedges of anticipated purchases by foreign subsidiaries are recognized in the same period that the foreign currency exposure is recognized. Contracts that do not qualify for hedge accounting are marked-to-market each month, and the resulting gains or losses are reflected in income.

    Net unrealized losses on foreign currency forward exchange contracts are included in other prepaid expenses and receivables, and net unrealized gains are included in other accrued liabilities. Gains and losses are classified as net foreign exchange (gain) loss. For U.S. dollar call options, net unrealized gains and losses and unamortized premiums are included in other prepaid expenses and receivables. For U.S. dollar call options that do not qualify for hedge accounting, gains and losses are included as net foreign exchange (gain) loss. For U.S. dollar call options that qualify for hedge accounting treatment, gains and losses are included in cost of products sold at the time the products are sold.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of derivatives as either assets or liabilities. Adoption of the provisions of this statement on January 1, 2001, will not have a material effect on the financial statements of Abbott. The transition credit that was recorded to income on January 1, 2001, was approximately $2 million.

    The gross unrealized holding gains (losses) on current and long-term held-to-maturity investment securities totaled $1.3 million and $(21.4) million, respectively, at December 31, 2000; $1.1 million and $(29.9) million, respectively, at December 31, 1999; and $3.7 million and $(9.6) million, respectively, at December 31, 1998. The gross unrealized holding gains (losses) on available-for-sale equity securities totaled $80.3 million and $(34.0) million, respectively, at December 31, 2000; $49.3 million and $(4.7) million, respectively, at December 31, 1999; and $61.7 million and $(6.7) million, respectively, at December 31, 1998.

    The carrying values and fair values of certain financial instruments as of December 31 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values. Fair value is the quoted market price of the instrument held or the quoted market price of a similar instrument. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2000		1999		1998
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$242.5	$238.0	$115.2	$114.4	$95.8	$96.4
Long-Term:
Held-to-Maturity Debt Securities	348.3	332.7	647.7	619.7	783.8	777.3
Available-for-Sale Equity Securities	289.7	289.7	307.1	307.1	184.0	184.0
Total Long-Term Debt	(1,326.5)	(1,328.6)	(1,337.0)	(1,280.2)	(1,340.8)	(1,400.9)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(8.1)	(8.1)	(23.9)	(23.9)	(14.2)	(14.2)
Receivable position	29.4	29.4	35.8	35.8	21.7	21.7
Foreign Currency Option Contracts	—	—	3.5	—	14.4	3.6

Note 7 — Incentive Stock Program

    The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, performance units, and foreign qualified benefits. Stock options, replacement stock options, limited stock appreciation rights, restricted stock awards and foreign qualified benefits have been granted and are currently outstanding under this program and prior programs. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2000, 1999 and 1998 vest equally over three or four years except for replacement options, which generally vest in six months. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied.

    At January 1, 2001, 37.0 million shares were reserved for future grants under the 1996 Program. Subsequent to year end, the Board of Directors granted approximately 18.5 million stock options from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 1998	60,555,672	$20.27
Granted	21,346,846	33.76
Exercised	(13,892,080)	18.04
Lapsed/Cancelled	(3,405,409)	20.22

December 31, 1998	64,605,029	25.20	35,990,189	$19.90

Granted	18,682,834	44.68
Exercised	(11,428,496)	20.74
Lapsed	(837,026)	32.16

December 31, 1999	71,022,341	30.96	42,410,885	25.42

Granted	18,922,849	36.03
Exercised	(11,390,803)	21.21
Lapsed	(1,460,206)	33.99

December 31, 2000	77,094,181	$33.59	45,315,980	$30.12

	Options Outstanding at December 31, 2000
				Exercisable Options at December 31, 2000
		Weighted Average Remaining Life (Years)
Range of Exercise Prices	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12 to $30	26,045,304	4.2	$21.48	25,686,901	$21.58
31 to 38	29,797,570	8.0	35.56	9,356,531	36.40
39 to 56	21,251,307	6.8	45.66	10,272,548	45.77

$12 to $56	77,094,181	6.4	$33.59	45,315,980	$30.12

    Abbott measures compensation cost using the intrinsic value-based method of accounting. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income and earnings per share (EPS) amounts would have been as follows:

	2000	1999	1998
Pro Forma Net Income (in billions)	$2.6	$2.3	$2.2
Pro Forma Basic EPS	1.71	1.51	1.45
Pro Forma Diluted EPS	1.69	1.49	1.44

    The weighted average fair value of an option granted in 2000, 1999 and 1998 was $10.60, $12.26 and $11.02, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2000	1999	1998
Risk-Free Interest Rate	6.8%	5.1%	5.4%
Average Life of Options (years)	5.4	5.3	5.5
Volatility	26.0%	24.0%	30.0%
Dividend Yield	2.0%	1.4%	1.3%

Note 8 — Debt and Lines of Credit (dollars in thousands)

    The following is a summary of long-term debt at December 31:

	2000	1999	1998
6.5% debentures, due 2001	$—	$250,000	$250,000
5.6% debentures, due 2003	200,000	200,000	200,000
6.8% debentures, due 2005	150,000	150,000	150,000
6.4% debentures, due 2006	250,000	250,000	250,000
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
Other	76,368	86,789	89,694

Total, net of current maturities	$1,076,368	$1,336,789	$1,339,694

    Payments required on long-term debt outstanding at December 31, 2000, are $250,172 in 2001, $1,059 in 2002, $200,059 in 2003, $59 in 2004, and $150,050 in 2005.

    At December 31, 2000, Abbott had $1,505,000 of unused domestic lines of credit, which support domestic commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted average interest rate on short-term borrowings was 5.9%, 5.7%, and 5.5% at December 31, 2000, 1999, and 1998, respectively.

Note 9 — Equity Method Investments (dollars in millions)

    Abbott's 50 percent owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Abbott's share of TAP's income was $481, $390, and $266 in 2000, 1999, and 1998, respectively. The investment in TAP was $491, $521, and $368 at December 31, 2000, 1999,

and 1998, respectively. Dividends received from TAP were $511, $237, and $209 in 2000, 1999, and 1998, respectively. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2000	1999	1998
Net sales	$3,538.9	$2,927.5	$2,062.7
Cost of products sold	881.5	686.4	426.5
Income before income taxes	1,503.7	1,240.4	836.3
Net income	962.7	780.3	532.7
	December 31
	2000	1999	1998
Current assets	$1,675.8	$1,595.4	$1,088.8
Total assets	2,019.4	1,850.2	1,251.1
Current liabilities	1,022.6	759.1	514.2

    Undistributed earnings of investments accounted for under the equity method amounted to $467 as of December 31, 2000.

Note 10 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2000	1999	1998
First Quarter
Net Sales	$3,353.2	$3,313.3	$3,050.7
Gross Profit	1,856.7	1,860.3	1,768.4
Net Earnings	693.0	668.7	588.0
Basic Earnings Per Common Share	.45	.44	.38
Diluted Earnings Per Common Share	.44	.43	.38
Second Quarter
Net Sales	$3,370.2	$3,259.2	$3,075.1
Gross Profit	1,839.9	1,844.0	1,774.1
Net Earnings	685.2	645.0	585.9
Basic Earnings Per Common Share	.44	.42	.38
Diluted Earnings Per Common Share	.44	.41	.38
Third Quarter
Net Sales	$3,317.9	$3,137.2	$3,044.9
Gross Profit	1,802.4	1,547.0	1,666.6
Net Earnings	654.4	468.1	532.5
Basic Earnings Per Common Share	.42	.30	.35
Diluted Earnings Per Common Share	.42	.30	.34
Fourth Quarter
Net Sales	$3,704.6	$3,467.9	$3,342.0
Gross Profit	2,008.3	1,949.1	1,897.0
Net Earnings	753.4	664.0	628.0
Basic Earnings Per Common Share	.49	.43	.41
Diluted Earnings Per Common Share	.48	.43	.40

Note 11 — Stock Purchase Rights

    Common shares outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement. The rights were not exercisable at December 31, 2000.

Note 12 — Business Combinations and Divestiture

    On December 15, 2000, Abbott and BASF A.G. reached an agreement through which Abbott will purchase the pharmaceutical business of BASF, subject to approval of government regulators. The purchase price is $6.9 billion. Abbott estimates that the acquisition, if completed, will result in purchase accounting charges of approximately $1.0 billion for in-process research and development in 2001, and will result in goodwill and intangibles of approximately $5.0 billion. The purchase will be financed by U.S. dollar and euro-based borrowings.

    On November 19, 1999, Abbott completed a merger transaction with Perclose, Inc., which was accounted for as a pooling-of-interests transaction. Abbott issued approximately 15.1 million common shares to Perclose shareholders, and Perclose's outstanding stock options were converted into options to purchase approximately 2.9 million Abbott common shares. Merger-related charges of approximately $16.2 million are included in selling, general and administrative expenses for 1999. Abbott's consolidated financial statements for prior periods have been restated to include Perclose and are not significantly different than previously reported amounts.

    In 1999, Abbott acquired certain assets of Glaxo Wellcome Inc.'s U.S. anesthesia business for approximately $217 million in cash. A substantial portion of the purchase price was allocated to intangible assets, which are amortized on a straight-line basis over 15 years. In 1998, Abbott acquired the common stock of International Murex Technologies Corporation, a manufacturer of medical diagnostic products, for approximately $234 million in cash. A substantial portion of the purchase price was allocated to goodwill, which is amortized on a straight-line basis over 20 years. Had these acquisitions taken place on January 1 of the previous years, consolidated sales and income would not have been significantly different from reported amounts.

    In January 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $139 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott. For the full year 1999, Abbott recorded approximately $102 million in sales from this business.

Note 13 — Segment and Geographic Area Information (dollars in millions)

    REVENUE SEGMENTS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

    PHARMACEUTICAL PRODUCTS — U.S. sales of a broad line of pharmaceuticals.

    DIAGNOSTIC PRODUCTS — Worldwide sales of diagnostic systems for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

    HOSPITAL PRODUCTS — U.S. sales of intravenous and irrigation fluids and related administration equipment, drugs and drug-delivery systems, anesthetics, critical care products, and other medical specialty products for hospitals and alternate-care sites.

    ROSS PRODUCTS — U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

    INTERNATIONAL — Non-U.S. sales of all of Abbott's pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

    Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates which approximate cost. Remaining costs, if any, are not allocated to revenue segments. Effective January 1, 2001, certain intangibles and related amortization are excluded from performance measures by revenue segments. Segment information for 2000, 1999 and 1998 reflects this change. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2000	1999	1998	2000	1999	1998	2000	1999	1998	2000	1999	1998	2000	1999	1998
Pharmaceutical (a)	$2,580	$2,398	$2,336	$1,013	$1,238	$1,222	$43	$46	$40	$145	$177	$54	$1,719	$1,528	$1,315
Diagnostics (b)(d)	2,924	3,010	2,764	331	561	477	200	215	211	292	305	304	2,626	2,593	2,527
Hospital (a)(c)	2,507	2,249	2,190	660	523	605	111	115	103	183	161	161	1,702	1,567	1,417
Ross (b)	2,035	1,957	1,846	720	634	545	65	71	72	47	42	66	899	870	919
International (d)	3,307	3,204	3,001	782	675	607	86	104	95	150	180	207	2,576	2,485	2,352

Total Reportable Segments	13,353	12,818	12,137	$3,506	$3,631	$3,456	$505	$551	$521	$817	$865	$792	$9,522	$9,043	$8,530

Other	393	360	376

Net Sales	$13,746	$13,178	$12,513

(a)
In 2000, management of the vascular medicine franchise was transferred from the Pharmaceutical segment to the Hospital segment. The above segment information for 1999 and 1998 has been restated to reflect this transfer.

(b)
In 2001, management of the FACT PLUS product franchise was transferred from the Diagnostics segment to the Ross segment. The above segment information reflects this transfer.

(c)
As of January 2001, certain intersegment royalties are no longer charged to the Hospital segment. Operating earnings for the Hospital segment reflect this change.

(d)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in each year presented.

	2000	1999	1998
Total Segment Operating Earnings	$3,506	$3,631	$3,456
Corporate functions	147	118	114
Benefit plans costs	46	109	94
Non-reportable segments	(12)	(32)	(48)
Gain on sale of business	(139)	—	—
Net interest expense	23	82	103
Income from
TAP Pharmaceutical Products Inc.	(481)	(390)	(266)
Net foreign exchange (gain) loss	7	26	31
Other expenses, net (e)	99	321	186

Consolidated Earnings Before Taxes	$3,816	$3,397	$3,242

Total Segment Assets	$9,522	$9,043	$8,530
Cash and investments	1,795	1,678	1,379
Investment in
TAP Pharmaceutical Products Inc.	491	521	368
Prepaid income taxes	896	919	847
Non-reportable segments	440	391	394
All other, net	2,139	1,919	1,742

Total Assets	$15,283	$14,471	$13,260

(e)
All years include intangibles amortization previously reported by reportable segments and 1999 includes charges of $168 relating to the FDA consent decree, as described in Note 15.

	Net Sales to External Customers (f)			Long-Term Assets
	2000	1999	1998	2000	1999	1998
United States	$8,762	$8,291	$7,954	$6,689	$6,820	$6,431
Japan	708	664	528	143	164	133
Germany	411	452	446	160	164	186
Canada	408	374	345	49	49	64
The Netherlands	340	309	292	71	62	51
Italy	308	335	328	95	97	106
All Other Countries	2,809	2,753	2,620	700	695	699

Consolidated	$13,746	$13,178	$12,513	$7,907	$8,051	$7,670

(f)
Sales by country are based on the country that sold the product or service.

    The classes of products that contributed at least 10 percent to consolidated net sales in at least one of the last three years were:

	2000	1999	1998
Anti-Infectives	$1,370	$1,431	$1,415
Adult Nutritionals	1,426	1,357	1,257

Note 14 — Litigation and Environmental Matters

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

    The U.S. Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. (TAP) for LUPRON. In addition, various state and federal agencies are investigating the pricing practices of TAP with respect to LUPRON and/or Abbott with respect to certain other Medicare and Medicaid reimbursable products.

    Abbott has also been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of Company-owned locations.

    Abbott expects that within the next year, legal proceedings will occur that may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, ongoing cash flows, or ongoing results of operations. But an adverse outcome in the U.S. Department of Justice's investigation of TAP could have a material adverse effect on Abbott's cash flows and results of operations for a particular period.

Note 15 — U.S. Food and Drug Administration Consent Decree

    In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Ill., conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Ill. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

Abbott Laboratories and Subsidiaries

Report of Independent Public Accountants

To the Shareholders of Abbott Laboratories:

    We have audited the accompanying consolidated balance sheet of Abbott Laboratories (an Illinois corporation) and Subsidiaries as of December 31, 2000, 1999, and 1998, and the related consolidated statements of earnings and comprehensive income, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of Abbott's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abbott Laboratories and Subsidiaries as of December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois January 15, 2001	Arthur Andersen LLP

Management Report on Financial Statements

    Management has prepared, and is responsible for, Abbott's consolidated financial statements and related notes. They have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on judgments and estimates by management. All financial information in this annual report is consistent with the consolidated financial statements.

    Abbott maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of consolidated financial statements and other financial information. The design, monitoring and revision of internal accounting control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. Abbott also maintains an internal auditing function that evaluates and formally reports on the adequacy and effectiveness of internal accounting controls, policies and procedures.

    Abbott's consolidated financial statements have been audited by independent public accountants who have expressed their opinion with respect to the fairness of these statements.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Gary P. Coughlan
SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Gary L. Flynn
VICE PRESIDENT AND CONTROLLER

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" to be included in the 2001 Abbott Laboratories Proxy Statement. The 2001 Proxy Statement will be filed on or about March 13, 2001. Also incorporated herein by reference is the text found under the caption, "Executive Officers of The Registrant" on pages 14 through 20 hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    The material to be included in the 2001 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2001 Proxy Statement will be filed on or about March 13, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference is the text to be included under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2001 Proxy Statement. The 2001 Proxy Statement will be filed on or about March 13, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) Documents filed as part of this Form 10-K.

    1.  Financial Statements:  See Item 8, "Financial Statements and Supplementary Data," on page 28 hereof, for a list of financial statements.

    2.  Financial Statement Schedules:  The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements:

Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	53
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants	54
Individual Financial Statements of the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

    3.  Exhibits Required by Item 601 of Regulation S-K:  The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 56, 57 and 58 of this Form 10-K.

  (b) Reports on Form 8-K during the quarter ended December 31, 2000:

  No reports on Form 8-K were filed during the quarter ended December 31, 2000. In a Form 8-K dated December 15, 2000, Abbott furnished both (i) its press release, also dated December 15, 2000, regarding Abbott's pending acquisition of the pharmaceutical business of BASF, including its global Knoll operations and (ii) questions and answers regarding the acquisition of the pharmaceutical business of BASF.

  (c) Exhibits filed (see Exhibit Index on pages 56, 57 and 58).

  (d) Financial Statement Schedules filed (page 53).

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 9, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 9, 2001 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden Executive Vice President, Pharmaceuticals, Chief Scientific Officer, and Director of Abbott Laboratories	/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories
/s/ GARY P. COUGHLAN Gary P. Coughlan Senior Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ DAVID A. JONES David A. Jones Director of Abbott Laboratories
/s/ GARY L. FLYNN Gary L. Flynn Vice President and Controller (principal accounting officer)	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories	/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories
/s/ A. BARRY RAND A. Barry Rand Director of Abbott Laboratories

/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions Charged to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2000	238,956	(8,169)	(40,620)	190,167
1999	191,352	67,645	(20,041)	238,956
1998	167,592	41,655	(17,895)	191,352

(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

    We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in this Annual Report on Form 10-K, and have issued our report thereon dated January 15, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of Abbott's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
January 15, 2001

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of the following into Abbott's previously filed Form S-8 Registration Statements 33-4368 for the Abbott Laboratories 1986 Incentive Stock Program, 33-39798 for the Abbott Laboratories 1991 Incentive Stock Program, 333-09071, 333-43381, 333-69547, 333-93253 and 333-52768 for the Abbott Laboratories 1996 Incentive Stock Program, 333-13091 for the Abbott Laboratories Ashland Union 401(k) Plan and Trust, and 33-26685, 33-51585, 33-56897, 33-65127, 333-19511, 333-43383, 333-69579, and 333-93257 for the Abbott Laboratories Stock Retirement Plan and Trust; Abbott's previously filed post-effective Amendment No. 1 to Registration Statement on Form S-8 333-85867 for the Perclose, Inc. 1992 Stock Plan, Perclose, Inc. 1995 Director Option Plan, Perclose, Inc. 1997 Stock Plan and Perclose, Inc. 1995 Employee Stock Purchase Plan; and into Abbott's previously filed S-3 Registration Statements 33-50253, 333-06155, 333-63481, 333-65601, 333-83647 and 333-55446:

    1.  Our supplemental report dated January 15, 2001 included in this Annual Report on Form 10-K for the year ended December 31, 2000; and

    2.  Our report dated January 15, 2001 included in this Annual Report on Form 10-K for the year ended December 31, 2000.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 2001

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2000

10-K Exhibit Table Item No.
2.1	Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on December 14, 2000.***
3.1	* Articles of Incorporation-Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.23, below.)
3.2	Corporate By-Laws-Abbott Laboratories.
4.1	* Indenture dated as of October 1, 1993, between Abbott Laboratories and Harris Trust and Savings Bank, filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.2	* Form of 5.6% Note issued pursuant to the Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.3	* Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.4	* Form of Medium-Term Note, Series A (Floating Rate) to be issued pursuant to the Indenture filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.5	* Resolution of Abbott's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.6	* Actions of the Authorized Officers with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.6 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.7	* Actions of the Authorized Officers with respect to Abbott's Medium-Term Notes, Series A filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.8	* Officers' Certificate and Company Order with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.8 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.9	* Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.10	* Actions of Authorized Officers with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.11	* Officers' Certificate and Company Order with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.12	* Resolution of Abbott's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.13	* Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott Laboratories Annual Report on Form 10-K.

4.14	* Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.15	* Actions of Authorized Officers with respect to Abbott's 6.4% Notes filed as Exhibit 4.15 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.16	* Officers' Certificate and Company Order with respect to Abbott's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.17	* Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.18	* Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.19	* Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.20	* Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.21	* Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.22	* Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.23	* Certificate of Designations, Preferences and Rights of the Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.24	* Rights Agreement, dated as of November 11, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.25	* Amendment No. 1 to Rights Agreement, dated as of December 7, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 20, 1999.
4.26	* Amendment No. 2 to Rights Agreement dated as of May 19, 2000 filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on May 19, 2000.
4.27	* Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A., filed as Exhibit 4.1 to Registration Statement 333-55446.
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	* Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	* The Abbott Laboratories 1986 Incentive Stock Program filed as Exhibit 10.2 to the 1997 Abbott Laboratories Annual Report on Form 10-K.**

10.3	* The Abbott Laboratories 1991 Incentive Stock Program filed as Exhibit 10.3 to the 1997 Abbott Laboratories Annual Report on Form 10-K.**
10.4	* Abbott Laboratories 401(k) Supplemental Plan, filed as Exhibit 10.7 to the Abbott Laboratories 1993 Annual Report on Form 10-K.**
10.5	* Abbott Laboratories Supplemental Pension Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998 on Form 10-Q.**
10.6	* The 1986 Abbott Laboratories Management Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1997 on Form 10-Q.**
10.7	* Abbott Laboratories Non-Employee Directors' Fee Plan filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2000 on Form 10-Q.**
10.8	* The Abbott Laboratories 1996 Incentive Stock Program filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Reportfor the quarter ended June 30, 2000 on Form 10-Q .**
10.9	* 1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. **
10.10	Form of Agreement Between Abbott Laboratories and each of M. D. White, G. P. Coughlan, R. A. Gonzalez, J. A. Amundson, W. G. Dempsey, regarding Change in Control.**
10.11	* Agreement Between Abbott Laboratories and R. L. Parkinson Jr. filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2000 on Form 10-Q.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23	Consent of Independent Public Accountants.
99.1	Cautionary Statement Regarding Forward-Looking Statements.

    The 2001 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 13, 2001.

*	Incorporated herein by reference. Commission file number 1-2189.
**	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
***	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment separately filed with the Securities and Exchange Commission.

    Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.

QuickLinks

PART I
  ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS
NARRATIVE DESCRIPTION OF BUSINESS
INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL
INTERNATIONAL OPERATIONS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statement of Earnings and Comprehensive Income
Consolidated Statement of Cash Flows
Consolidated Balance Sheet
Consolidated Statement of Shareholders’ Investment
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Management Report on Financial Statements
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2000