Form 10-Q
period 2001-03-31
ABBOTT LABORATORIES
filed 2001-05-15
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6100

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of April 30, 2001, the Corporation had 1,548,857,347 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

     Abbott Laboratories and Subsidiaries
Condensed Consolidated Financial Statements
(Unaudited)

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2001	2000
Net Sales	$3,559,880	$3,353,178

Cost of products sold	1,643,318	1,496,447
Research and development	318,280	321,367
Acquired in-process research and development	1,015,000	—
Selling, general and administrative	747,013	730,304
Gain on sale of business	—	(46,304)

Total Operating Cost and Expenses	3,723,611	2,501,814

Operating (Loss) Earnings	(163,731)	851,364
Net interest expense	26,721	12,034
Loss (income) from TAP Pharmaceutical Products Inc. joint venture	193,943	(118,914)
Net foreign exchange loss	9,070	841
Other (income) expense, net	(4,781)	8,147

(Loss) Earnings Before Taxes	(388,684)	949,256
Taxes on (loss) earnings	(165,071)	256,299

Net (Loss) Earnings	$(223,613)	$692,957

Basic (Loss) Earnings Per Common Share	$(0.14)	$0.45

Diluted (Loss) Earnings Per Common Share	$(0.14)	$0.44

Cash Dividends Declared Per Common Share	$0.21	$0.19

Average Number of Common Shares Outstanding
Used for Basic Earnings Per Common Share	1,547,072	1,548,066
Dilutive Common Stock Options	—	11,489

Average Number of Common Shares Outstanding
Plus Dilutive Common Stock Options	1,547,072	1,559,555

Outstanding Common Stock Options Having No Dilutive Effect	92,791	49,936

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31
	2001	2000
Cash Flow (Used in) From Operating Activities:
Net (loss) earnings	$(223,613)	$692,957
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation and amortization	230,068	224,430
Trade receivables	74,907	80,183
Inventories	(166,095)	(166,898)
Gain on sale of business	—	(46,304)
Other, net	(11,701)	(342,570)

Net Cash (Used in) From Operating Activities	(96,434)	441,798

Cash Flow From (Used in) Investing Activities:
Proceeds from sale of business	—	116,000
Acquisition of the pharmaceutical business of BASF excluding acquired in-process research and development of $1,015,000	(5,361,439)	—
Acquisitions of property and equipment	(236,773)	(300,562)
Investment securities transactions	(29,884)	(14,985)
Other	11,808	63,761

Net Cash (Used in) Investing Activities	(5,616,288)	(135,786)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	5,506,000	(25,000)
Other borrowing transactions, net	(8,147)	31,216
Common share transactions	30,896	27,321
Dividends paid	(288,803)	(263,062)

Net Cash From (Used in) Financing Activities	5,239,946	(229,525)

Effect of exchange rate changes on cash and cash equivalents	50,748	(3,690)

Net (Decrease) Increase in Cash and Cash Equivalents	(422,028)	72,797
Cash and Cash Equivalents, Beginning of Year	914,218	608,097

Cash and Cash Equivalents, End of Period	$492,190	$680,894

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(dollars in thousands)

	March 31 2001	December 31 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$492,190	$914,218
Investment securities	266,000	242,500
Trade receivables, less allowances of $193,442 in 2001 and $190,167 in 2000	2,553,814	2,179,451
Inventories:
Finished products	1,300,727	903,973
Work in process	398,730	370,407
Materials	540,271	466,951

Total inventories	2,239,728	1,741,331
Prepaid expenses, income taxes, and other receivables	2,639,638	2,298,741

Total Current Assets	8,191,370	7,376,241

Investment Securities Maturing after One Year	597,543	637,979

Property and Equipment, at Cost	10,895,311	10,127,898
Less: accumulated depreciation and amortization	5,478,139	5,310,987

Net Property and Equipment	5,417,172	4,816,911
Deferred Charges, Intangible and Other Assets	2,239,419	2,452,123
Intangible assets of the pharmaceutical business of BASF	5,533,021	—

	$21,978,525	$15,283,254

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$5,966,820	$479,454
Trade accounts payable	1,453,288	1,355,985
Salaries, income taxes, dividends payable, and other accruals	2,751,293	2,462,101
Amounts payable for the acquisition of the pharmaceutical business of BASF	717,421	—

Total Current Liabilities	10,888,822	4,297,540

Long-Term Debt	1,076,372	1,076,368

Other Liabilities and Deferrals	1,913,837	1,338,440

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount— Shares: 2001: 1,565,747,627; 2000: 1,563,436,372	2,314,811	2,218,234
Common shares held in treasury, at cost— Shares: 2001: 17,492,239; 2000: 17,502,239	(255,440)	(255,586)
Unearned compensation—restricted stock awards	(16,334)	(18,116)
Earnings employed in the business	6,643,168	7,229,586
Accumulated other comprehensive loss	(586,711)	(603,212)

Total Shareholders' Investment	8,099,494	8,570,906

	$21,978,525	$15,283,254

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)

Note 1—Basis of Presentation

    The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain prior year amounts in the Condensed Consolidated Statement of Cash Flows have been reclassified to conform with the 2001 presentation.

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended March 31
	2001	2000
Net interest expense:
Interest expense	$51,046	$32,215
Interest income	(24,325)	(20,181)

Total	$26,721	$12,034

Note 3—Taxes on Earnings

    The effective tax rate on earnings in 2001, excluding the charge for acquired in-process research and development, approximated the statutory U.S. federal income tax rate. Tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Costa Rica reduced the effective tax rate. However, this was offset by the low tax benefit recorded for the loss from the TAP Pharmaceutical Products Inc. joint venture. The acquired in-process research and development charge was tax benefited using a rate of 38 percent, which is equal to the U.S. federal income tax rate plus state income taxes, net of the federal tax effect. The combination of these items resulted in a tax rate of 42.5 percent. The effective tax rate for 2000 was less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion applicable to earnings of TAP Pharmaceutical Products Inc. and tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Costa Rica.

Note 4—Abbott Litigation and Environmental Matters

    Abbott is involved in various claims and legal proceedings including numerous antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed a response to each of the remaining complaints denying all substantive allegations.

    In addition, there are several lawsuits and one investigation pending in connection with sales of HYTRIN. These suits and the investigation allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals,

Inc. and Zenith Laboratories, Inc. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect HYTRIN from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

    Abbott has also been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state environmental remediation laws and is investigating potential contamination at a number of Company-owned locations.

    Abbott expects that within the next year, legal proceedings will occur that may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, results of operations or cash flows.

    The matters above are discussed more fully in Note 14 to the financial statements included in Abbott's Annual Report on Form 10-K, which is available upon request.

Note 5—TAP Pharmaceutical Products Inc.

    The U.S. Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. (TAP) for LUPRON during the 1990s. Prior to the first quarter 2001, Abbott had recorded a minimum liability, in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, for losses related to the U.S. Department of Justice investigation of TAP. In April 2001, Abbott determined that a best estimate, in accordance with SFAS No. 5, could be determined. Accordingly, in the first quarter 2001, Abbott recorded a $344 million increase in the litigation reserve for Abbott's portion of TAP's after-tax increase in the reserve related to the U.S. Department of Justice investigation.

    While it is not feasible to predict the outcome of this matter with certainty, management is of the opinion that its ultimate disposition should not have a material adverse effect on Abbott's financial position, results of operations or cash flows.

Note 6—U.S. Food and Drug Administration Consent Decree

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

Note 7—Comprehensive Income
(dollars in thousands)

	Three Months Ended March 31
	2001	2000
Foreign currency translation adjustments	$45,676	$(31,062)
Tax (expense) related to foreign currency translation adjustments	(245)	(418)
Unrealized gains (losses) on marketable equity securities	(31,278)	32,566
Tax (expense) benefit related to unrealized gains (losses) on marketable equity securities	19,831	(10,846)
Reclassification adjustment for gains included in net income	(18,299)	—
Unrealized gain on an interest rate hedge	1,360	—
Tax (expense) related to unrealized gain on an interest rate hedge	(544)	—

Other comprehensive income (loss), net of tax	16,501	(9,760)
Net (Loss) Earnings	(223,613)	692,957

Comprehensive (Loss) Income	$(207,112)	$683,197

Supplemental Comprehensive Income Information:
Cumulative foreign currency translation loss adjustments, net of tax	$585,462	$463,422
Cumulative unrealized loss (gains) on marketable equity securities, net of tax	2,065	(48,361)
Cumulative unrealized gains on interest rate hedge, net of tax	(816)	—

Note 8—Segment Information
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

    Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates which approximate cost. Remaining costs, if any, are not allocated to revenue segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and may not be presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating (Loss) Earnings
	2001	2000	2001	2000
Pharmaceutical	$715	$607	$225	$234
Diagnostics	704	704	85	69
Hospital	635	570	167	141
Ross	590	554	255	221
International	843	852	215	229

Total Reportable Segments	3,487	3,287	947	894
Other	73	66

Net Sales	$3,560	$3,353

Corporate functions			48	41
Benefit plans costs			20	22
Non-reportable segments			2	1
Gain on sale of business			—	(46)
Net interest expense			27	12
Acquired in-process research and development			1,015	—
Loss (income) from TAP Pharmaceutical Products Inc.			194	(119)
Net foreign exchange loss			9	1
Other expense (income), net			21	33

Consolidated (Loss) Earnings Before Taxes			$(389)	$949

Note 9—Acquisition of Knoll

    On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll for approximately $6.9 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings. In addition, Abbott expects to incur additional acquisition-related costs and adjustment of net assets acquired totaling approximately $293 million. At March 31, 2001, total cash paid to BASF was approximately $6.4 billion. The acquisition is accounted for under the purchase method of accounting. The estimated allocation of the acquisition cost is as follows (in billions of dollars):

Estimated Allocation of Acquisition Cost—
Estimated acquired intangible assets, primarily product rights for currently marketed products	$3.717
Estimated goodwill	1.833
Estimated acquired in-process research and development	1.015
Estimated acquired net tangible assets	.628

Total estimated allocation of acquisition cost	$7.193

    The estimated acquisition cost has been tentatively allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on estimated fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 4 to 18 years (average approximately 13 years) and goodwill will be amortized on a straight-line basis over 20 years. Estimated acquired in-process research and development of $1.015 billion was charged to income in the first quarter 2001. The estimated net tangible assets acquired consist primarily of property and equipment of approximately $571 million, trade accounts receivable of approximately $424 million and inventories of approximately $343 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. Abbott is continuing to assess and formulate restructuring plans for specific business activities. Abbott expects that those restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition. The costs of implementing the plans have not been reflected in the estimated allocation of the acquisition cost and would increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges which will be recorded against earnings in the periods in which the integration plans are finalized.

Pro Forma Financial Information

    The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for currently marketed products, interest expense for estimated acquisition debt and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three months ended March 31
In millions, except per share amounts
	2001	2000
Sales	$4,017.0	$3,843.8
Net income	346.6	570.3
Diluted earnings per share	0.22	0.37

Note 10—Sale of Agricultural Products Business

    In January 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a first quarter 2000 gain of $46 million. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott.

Note 11—Financial Instruments and Derivatives

    On January 1, 2001, Abbott adopted the provisions of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, all derivative instruments were recognized as either assets or liabilities at fair value, resulting in a transition credit to income of approximately $2 million which is included in net foreign exchange loss (gain) in the Condensed Consolidated Statement of Earnings.

    In the first quarter 2001, Abbott entered into a $250 million interest rate hedge contract to manage its exposure to changes in interest rates for long-term fixed-rate debt expected to be issued in a future period. This contract was designated as a cash flow hedge of the variability of the cash flows due to changes in the long-term benchmark interest rates. At March 31, 2001, Abbott recorded the contract at fair value, resulting in a $1.4 million credit to accumulated other comprehensive loss. No hedge ineffectiveness was recorded in income during the first quarter 2001. Subsequent to March 31, 2001, the hedge designation was removed from this contract. Therefore, the $1.4 million credit to accumulated other comprehensive loss in the first quarter 2001 will be reclassified into income in the second quarter 2001.

    Abbott has designated a Japanese yen denominated liability as a hedge of the foreign currency exposure on Abbott's net investment in certain Japanese operations whose functional currency is the Japanese yen. Accordingly, changes in this liability due to fluctuations in foreign exchange rates are charged or credited to accumulated other comprehensive loss. In the first quarter 2001, $6.9 million was credited to accumulated other comprehensive loss.

    Abbott enters into foreign currency forward exchange contracts to manage currency exposures for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. Such contracts are also used for foreign currency denominated third-party trade payables and receivables. For intercompany loans, the contracts require Abbott to sell foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value with the resulting gains or losses reflected in income.

FINANCIAL REVIEW

Results of Operations—First Quarter 2001 Compared with First Quarter 2000

    The following table details sales by segment for the first quarter 2001:
(dollars in millions)

	Net Sales to External Customers
	Three Months Ended March 31
			Percentage Change (a)
	2001	2000
Pharmaceutical	$715	$607	17.9
Diagnostics	704	704	0.1
Hospital	635	570	11.5
Ross	590	554	6.5
International	843	852	(1.1)
Total Reportable Segments	3,487	3,287	6.1
Other	73	66
Net Sales	3,560	3,353	6.2
Total U.S.	2,293	2,061	11.2
Total International	1,267	1,292	(1.9)

(a)
Percentage changes are based on unrounded numbers.

    Worldwide sales for the first quarter reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 9.0 percent over the first quarter 2000. Pharmaceutical segment sales were favorably impacted by the acquisition of the pharmaceutical business of BASF on March 2, 2001. International segment sales decreased primarily due to the negative effect of the relatively stronger U.S. dollar. Excluding exchange, International segment sales increased 6.0 percent. Diluted loss per common share for the quarter was 14 cents, compared to diluted earnings per share of 44 cents a year ago.

    As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 6, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The consent decree resulted in a charge of $168 million in the third quarter of 1999. Abbott estimates that full year 2000 sales were negatively impacted by approximately $250 million, and earnings per share were negatively impacted by approximately 10 cents per share. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

    Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 53.8 percent for the 2001 first quarter, compared to 55.4 percent for the 2000 first quarter. This decrease was primarily due to unfavorable product sales mix.

    Research and development expenses for the first quarter 2001, excluding acquired in-process research and development of $1.015 billion, decreased 1.0 percent from the comparable 2000 period. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

    Selling, general and administrative expenses for the first quarter 2001 increased 2.3 percent over the comparable 2000 period, due primarily to increased selling and marketing support for new and existing products.

Acquisition of Knoll

    On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll for approximately $6.9 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings. In addition, Abbott expects to incur additional acquisition-related costs and adjustment of net assets acquired totaling approximately $293 million. At March 31, 2001, total cash paid to BASF was approximately $6.4 billion. The acquisition is accounted for under the purchase method of accounting. The estimated allocation of the acquisition cost is as follows (in billions of dollars):

Estimated Allocation of Acquisition Cost—
Estimated acquired intangible assets, primarily product rights for currently marketed products	$3.717
Estimated goodwill	1.833
Estimated acquired in-process research and development	1.015
Estimated acquired net tangible assets	.628

Total estimated allocation of acquisition cost	$7.193

    The estimated acquisition cost has been tentatively allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on estimated fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 4 to 18 years (average approximately 13 years) and goodwill will be amortized on a straight-line basis over 20 years. Estimated acquired in-process research and development of $1.015 billion was charged to income in the first quarter 2001. The estimated net tangible assets acquired consist primarily of property and equipment of approximately $571 million, trade accounts receivable of approximately $424 million and inventories of approximately $343 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. Abbott is continuing to assess and formulate restructuring plans for specific business activities. Abbott expects that those restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition. The costs of implementing the plans have not been reflected in the estimated allocation of the acquisition cost and would increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges which will be recorded against earnings in the periods in which the integration plans are finalized. The charges and costs discussed above have been included in previous guidance regarding the acquisition and do not represent a change to prior guidance.

Pro Forma Financial Information

    The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for currently marketed products, interest expense for estimated acquisition debt and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three months ended March 31
In millions, except per share amounts
	2001	2000
Sales	$4,017.0	$3,843.8
Net income	346.6	570.3
Diluted earnings per share	0.22	0.37

Sale of Agricultural Products Business

    In January 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a first quarter 2000 gain of $46 million. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott.

Interest (Income) Expense, Net

    Net interest expense increased in 2001 due primarily to a higher level of borrowings as a result of the acquisition of the pharmaceutical business of BASF.

Loss (Income) from TAP Pharmaceutical Products Inc. Joint Venture

    Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected as a result of an increase in a litigation reserve related to the U.S. Department of Justice investigation of TAP's marketing and sales practices relating to LUPRON as discussed in Note 5 to the condensed consolidated financial statements.

Taxes on Earnings

    The effective tax rate on earnings in 2001, excluding the charge for acquired in-process research and development, was approximately 35 percent. The estimated annual effective tax rate on pretax income excluding the charge for acquired in-process research and development was approximately 25 percent. This estimated annual effective tax rate was adjusted in the first quarter 2001 for the low tax benefit recorded for the loss from the TAP Pharmaceutical Products, Inc. joint venture. In addition, the tax rate used to benefit the charge for acquired in-process research and development was 38 percent, which is comprised of the U.S. federal income tax rate plus state income taxes, net of the federal tax effect. The combination of these items resulted in an effective tax rate of 42.5 percent. The effective income tax rate was 27 percent in 2000.

Liquidity and Capital Resources at March 31, 2001 Compared with December 31, 2000

    Net cash used in operating activities for the first quarter 2001 totaled $96 million. Excluding the after-tax charge of acquired in-process research and development, net cash from operating activities would have been approximately $919 million. Excluding the effect of the acquired in-process research and development, Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

    At March 31, 2001, Abbott had negative working capital of approximately $2.7 billion compared to positive working capital of approximately $3.1 billion at March 31, 2000. The decrease in working capital in 2001 was primarily due to increased short-term commercial paper borrowings and estimated amounts payable for the acquisition of the pharmaceutical business of BASF.

    At March 31, 2001, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $4.5 billion, which support domestic commercial paper borrowing arrangements. As a result of the acquisition of the pharmaceutical business of BASF, Abbott's credit ratings were adjusted to reflect the increased borrowings that financed the acquisition.

    Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott may issue up to $3.5 billion of securities in the future. Of the $3.5 billion, Abbott may issue $268 million either in the form of debt securities or common shares without par value. The remaining $3.2 billion may be issued in the form of debt securities.

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

Recently Issued Accounting Standard

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of derivatives as either assets or liabilities. Adoption of the provisions of this statement on January 1, 2001, resulted in a transition credit to income of approximately $2 million in 2001.

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

    In its 2000 Annual Report on Securities and Exchange Commission Form 10-K (the "2000 Form 10-K"), Abbott reported that three lawsuits were pending involving Abbott's patents for divalproex sodium (a drug Abbott sells under the trademark Depakote®). On March 28, 2001, the United States District Court for the Northern District of Illinois granted summary judgment for Abbott in the lawsuit against TorPharm. The court found that Abbott's patents for divalproex sodium were valid and that TorPharm's product infringed Abbott's patents. TorPharm has moved for reconsideration of the court's ruling.

    In its 2000 Form 10-K, Abbott reported that 18 antitrust cases were pending in federal court and 3 were pending in state court in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride (a drug Abbott sells under the trademark Hytrin®). In February 2001, another case was filed by the Alabama Medicaid Agency against Abbott Laboratories, Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. in the U.S. District Court for the Southern District of Alabama in connection with the same settlement. In March 2001, this case was conditionally transferred to the United States District court for the Southern District of Florida where the other 18 federal cases were pending under the Multidistrict Litigation Rules as In Re: Terazosin Hydrochloride, MDL No. 1317.

    In its 2000 Form 10-K, Abbott reported that five derivative lawsuits were pending related to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. As reported, the United States District Court for the Northern District of Illinois consolidated the four derivative lawsuits filed by Leonard Bronstein, the Carpenters Pension Fund of Arkansas and David Kaufman, Leo Farrell, and F. David Seinfeld into In Re: Abbott Laboratories Derivative Shareholder Litigation. On March 28, 2001, the Court in In Re: Abbott Laboratories Derivative Shareholder Litigation dismissed with prejudice the plaintiffs' second consolidated complaint. On April 17, 2001, the plaintiffs appealed this decision to the United States Court of Appeals for the Seventh Circuit. The fifth shareholder derivative lawsuit filed by Craig Heneghan and Marjory Motiaytis is pending in Lake County Circuit Court. Abbott denies all of the substantive allegations in that lawsuit and will vigorously defend against it.

    In its 2000 Form 10-K, Abbott reported that the fourteen other cases related to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostic Division facilities in Lake County, Illinois were dismissed with prejudice on January 26, 2001. On February 23, 2001, the plaintiffs appealed these decisions to the United States Court of Appeals for the Seventh Circuit.

    While it is not feasible to predict the outcome of such pending claims and proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, results of operations, or cash flows.

    In addition to the claims and legal proceedings involving Abbott described above, as reported in the 2000 Form 10-K, the United States Department of Justice is investigating the marketing and pricing practices of TAP Pharmaceutical Products Inc. during the 1990s for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®). Abbott owns 50 percent of TAP. On April 20, 2001, Abbott announced an adjustment in litigation reserves to reflect recent developments related to this investigation with an impact on Abbott's first quarter 2001 results. While it is not feasible to predict the outcome of this matter with certainty, management is of the opinion that its ultimate disposition should not have a material adverse effect on Abbott's financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

    The Company held its Annual Meeting of Shareholders on April 27, 2001. The following is a summary of the matters voted on at that meeting.

    (a) The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
Roxanne S. Austin	1,327,962,463	6,709,639
H. Laurance Fuller	1,328,606,028	6,066,074
Jack M. Greenberg	1,328,248,151	6,423,951
David A. Jones	1,325,103,977	9,568,125
Jeffrey M. Leiden, M.D., Ph.D.	1,329,239,755	5,432,347
The Lord Owen CH	1,328,774,748	5,897,354
Boone Powell Jr.	1,328,639,250	6,032,852
Addison Barry Rand	1,328,773,318	5,898,784
W. Ann Reynolds, Ph.D.	1,325,769,636	8,902,466
Roy S. Roberts	1,328,603,668	6,068,434
William D. Smithburg	1,327,031,297	7,640,805
John R. Walter	1,327,516,037	7,156,065
Miles D. White	1,327,397,645	7,274,457

    (b) The shareholders ratified the appointment of Arthur Andersen LLP as Abbott's auditors. The number of shares cast in favor of the ratification of Arthur Andersen LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,323,549,890	5,575,072	5,547,140

    (c) The shareholders rejected a shareholder proposal on prescription drug pricing. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
51,248,394	1,031,900,831	43,001,602	208,521,275

Item 6.  Exhibits and Reports on Form 8-K

  a)
  Exhibits

  10.1
  Abbott Laboratories Non-Employee Directors' Fee Plan—attached hereto.

  12.
  Statement re: computation of ratio of earnings to fixed charges—attached hereto.

  b)
  Reports on Form 8-K

  On May 14, 2001, Abbott Laboratories filed the financial statements and pro forma financial information required in connection with Abbott's acquisition of BASF's pharmaceutical business.

  On April 20, 2001, Abbott Laboratories announced an adjustment in litigation reserves to reflect recent developments related to the U.S. Department of Justice investigation into the marketing and sales practices of TAP Pharmaceutical Products Inc. for Lupron®. This one time adjustment in the litigation reserves caused an adjustment to the first quarter results which were previously announced on April 12, 2001.

  On March 2, 2001, Abbott Laboratories announced that it had completed the acquisition of BASF's pharmaceutical business.

  On January 16, 2001, Abbott Laboratories announced its sales and earnings for the fourth-quarter and year 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
Date: 5/15/01	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Abbott Laboratories Non-Employee Directors' Fee Plan—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.

QuickLinks

PART I. FINANCIAL INFORMATION
FINANCIAL REVIEW
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX