Form 10-Q
period 2001-06-30
ABBOTT LABORATORIES
filed 2001-08-14
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6100

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of July 31, 2001, the Corporation had 1,551,427,071 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

     Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

    (Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net Sales	$4,099,119	$3,370,153	$7,658,999	$6,723,331

Cost of products sold	1,983,064	1,530,254	3,626,382	3,026,701
Research and development	397,341	361,592	715,621	682,959
Acquired in-process research and development	172,000	—	1,187,000	—
Selling, general and administrative	948,202	728,943	1,695,215	1,459,247
Gain on sale of business	—	(92,203)	—	(138,507)

Total Operating Cost and Expenses	3,500,607	2,528,586	7,224,218	5,030,400

Operating Earnings	598,512	841,567	434,781	1,692,931
Net interest expense	68,471	11,090	95,192	23,124
(Income) loss from TAP Pharmaceutical Products Inc. joint venture	(159,658)	(117,571)	34,285	(236,485)
Net foreign exchange (gain) loss	9,651	1,439	18,721	2,280
Other (income) expense, net	17,133	7,976	12,352	16,123

Earnings Before Taxes	662,915	938,633	274,231	1,887,889
Taxes on earnings	133,867	253,431	(31,204)	509,730

Net Earnings	$529,048	$685,202	$305,435	$1,378,159

Basic Earnings Per Common Share	$0.34	$0.44	$0.20	$0.89

Diluted Earnings Per Common Share	$0.34	$0.44	$0.20	$0.88

Cash Dividends Declared Per Common Share	$0.21	$0.19	$0.42	$0.38

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,549,547	1,549,864	1,548,317	1,548,941
Dilutive Common Stock Options	19,594	16,509	9,797	13,999

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,569,141	1,566,373	1,558,114	1,562,940

Outstanding Common Stock Options Having No Dilutive Effect	3,028	19,575	3,028	19,575

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

    (Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2001	2000
Cash Flow From (Used in) Operating Activities:
Net earnings	$305,435	$1,378,159
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation and amortization	541,253	435,773
Acquired in-process research and development	1,187,000	—
Trade receivables	40,097	(49,696)
Inventories	(189,325)	(252,334)
Gain on sale of business	—	(138,507)
Other, net	(389,380)	274,159

Net Cash From Operating Activities	1,495,080	1,647,554

Cash Flow From (Used in) Investing Activities:
Proceeds from sale of business	—	116,000
Acquisition of the pharmaceutical business of BASF	(6,826,102)	—
Acquisitions of property, equipment and businesses	(391,390)	(530,845)
Investment securities transactions	2,214	32,450
Other	16,914	36,034

Net Cash Used in Investing Activities	(7,198,364)	(346,361)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	5,995,000	(548,000)
Other borrowing transactions, net	58,566	(590)
Common share transactions	90,080	49,986
Dividends paid	(619,010)	(557,462)

Net Cash From (Used in) Financing Activities	5,524,636	(1,056,066)

Effect of exchange rate changes on cash and cash equivalents	(70,823)	(13,075)

Net (Decrease) Increase in Cash and Cash Equivalents	(249,471)	232,052
Cash and Cash Equivalents, Beginning of Year	914,218	608,097

Cash and Cash Equivalents, End of Period	$664,747	$840,149

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

    (dollars in thousands)

	June 30 2001	December 31 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$664,747	$914,218
Investment securities	220,076	242,500
Trade receivables, less allowances of $193,038 in 2001 and $190,167 in 2000	2,490,833	2,179,451
Inventories:
Finished products	1,195,654	903,973
Work in process	472,953	370,407
Materials	523,639	466,951

Total inventories	2,192,246	1,741,331
Prepaid expenses, income taxes, and other receivables	2,395,670	2,298,741

Total Current Assets	7,963,572	7,376,241

Investment Securities Maturing after One Year	662,133	637,979

Property and Equipment, at Cost	11,270,373	10,127,898
Less: accumulated depreciation and amortization	5,959,842	5,310,987

Net Property and Equipment	5,310,531	4,816,911
Deferred Charges, Investment in joint ventures and Other Assets	2,981,699	2,452,123
Intangible assets of the pharmaceutical business of BASF	5,204,647	—

	$22,122,582	$15,283,254

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$3,242,091	$479,454
Trade accounts payable	1,517,695	1,355,985
Salaries, income taxes, dividends payable, and other accruals	2,541,051	2,462,101
Amounts payable for the acquisition of the pharmaceutical business of BASF	107,558	—

Total Current Liabilities	7,408,395	4,297,540

Long-Term Debt	4,310,744	1,076,368

Other Liabilities and Deferrals	1,845,041	1,338,440

Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2001: 1,568,356,136; 2000: 1,563,436,372	2,454,375	2,218,234
Common shares held in treasury, at cost — Shares: 2001: 17,449,520; 2000: 17,502,239	(254,816)	(255,586)
Unearned compensation — restricted stock awards	(14,672)	(18,116)
Earnings employed in the business	7,110,546	7,229,586
Accumulated other comprehensive loss	(737,031)	(603,212)

Total Shareholders' Investment	8,558,402	8,570,906

	$22,122,582	$15,283,254

    The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Condensed Consolidated Financial Statements
June 30, 2001

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

Note 2—Supplemental Financial Information

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)
	2001	2000	2001	2000
Net interest expense:
Interest expense	$90,175	$33,018	$141,221	$65,233
Interest income	(21,704)	(21,928)	(46,029)	(42,109)

Total	$68,471	$11,090	$95,192	$23,124

Note 3—Taxes on Earnings

    A summary of the effective tax rates on earnings for the six months and second quarter 2001 is as follows:

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001

Effective tax rates on earnings excluding the effect of acquired in-process research and development and the increase in the litigation reserve relating to TAP as discussed in Note 5	24.7%	23.9%
Effect on tax rates of acquired in-process research and development	(40.1)	(3.7)
Effect on tax rate of one-time increase in the litigation reserve relating to TAP	4.0	—

Effective tax rates	(11.4%)	20.2%

    The ongoing effective tax rates are lower than the U.S. statutory tax rate due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Costa Rica; and for the second quarter 2001 due to lower taxes on the income for the TAP Pharmaceutical Products Inc. joint venture. The acquired in-process research and development charge was tax effected using a rate of 38 percent, which is equal to the U.S. federal income tax rate plus state income taxes, net of the federal tax effect.

Note 4—Litigation and Environmental Matters

    Abbott is involved in various claims and legal proceedings including a number of antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers and at least one mail-order pharmacy company as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed a response to each of the complaints denying all substantive allegations.

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

    Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

    The matters above are discussed more fully in Note 14 to the financial statements included in Abbott's Annual Report on Form 10-K, which is available upon request.

Note 5—TAP Pharmaceutical Products Inc.

    The U.S. Department of Justice is investigating the marketing and sales practices of TAP Pharmaceutical Products Inc. (TAP) for LUPRON during the 1990s. Prior to 2001, Abbott had recorded a minimum liability, in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, for losses related to the U.S. Department of Justice investigation of TAP. In April 2001, Abbott determined that a best estimate, in accordance with SFAS No. 5, could be determined. Accordingly, in the first quarter 2001, Abbott recorded a $344 million increase in the litigation reserve for Abbott's portion of TAP's after-tax increase in the reserve related to the U.S. Department of Justice investigation.

    Abbott and TAP have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. Abbott intends to file a response to each of the suits and complaints denying all substantive allegations.

    Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. While it is not feasible to predict the outcome of these matters with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 6—U.S. Food and Drug Administration Consent Decree

    In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

Note 7—Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(dollars in thousands)
	2001	2000	2001	2000
Foreign currency translation losses	$(169,545)	$(55,158)	$(123,053)	$(86,220)
Tax (expense) benefit related to foreign currency translation losses	(712)	157	(957)	(261)
Unrealized gains (losses) on marketable equity securities	28,617	1,189	(2,661)	20,172
Tax (expense) benefit related to unrealized gains or losses on marketable equity securities	(13,292)	(476)	6,539	(8,069)
Reclassification adjustment for gains included in net income	4,612	(22,981)	(13,687)	(12,651)

Other comprehensive loss, net of tax	(150,320)	(77,269)	(133,819)	(87,029)
Net Earnings	529,048	685,202	305,435	1,378,159

Comprehensive Income	$378,728	$607,933	$171,616	$1,291,130

Supplemental Comprehensive Income Information:

	June 30
	2001	2000
Cumulative foreign currency translation loss adjustments, net of tax	$754,903	$518,423
Cumulative unrealized (gains) on marketable equity securities, net of tax	(17,872)	(26,093)

Note 8—Segment Information

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(dollars in millions)
	2001	2000	2001	2000	2001	2000	2001	2000
Pharmaceutical	$895	$563	$1,610	$1,170	$310	$164	$535	$398
Diagnostics	722	754	1,426	1,458	96	109	181	178
Hospital	686	659	1,321	1,229	190	180	357	321
Ross	511	503	1,101	1,057	188	173	443	394
International	1,187	807	2,030	1,659	248	203	463	432

Total Reportable Segments	4,001	3,286	7,488	6,573	1,032	829	1,979	1,723
Other	98	84	171	150

Net Sales	$4,099	$3,370	$7,659	$6,723

Corporate functions(A)					59	37	107	78
Benefit plans costs					21	15	41	37
Non-reportable segments					(5)	(14)	(3)	(13)
Gain on sale of business					—	(93)	—	(139)
Net interest expense					68	11	95	23
Acquired in-process research and development					172	—	1,187	—
(Income) loss from TAP Pharmaceutical Products Inc.					(160)	(117)	34	(236)
Net foreign exchange loss					10	1	19	2
Other expense (income), net(B)					204	50	225	83

Consolidated Earnings Before Taxes					$663	$939	$274	$1,888

(A)
Includes certain one-time charges related to the acquisition of the pharmaceutical business of BASF in 2001.

(B)
2001 includes amortization relating to the acquisition of the pharmaceutical business of BASF and restructuring charges.

Note 9—Acquisition of Knoll

    On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals for approximately $7.0 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings, $3.250 billion of which was subsequently refinanced with long-term debt. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Allocation of Acquisition Cost—

Acquired intangible assets, primarily product rights for currently marketed products	$3.530
Goodwill	1.778
Acquired in-process research and development	1.187
Acquired net tangible assets	.551

Total allocation of acquisition cost	$7.046

    The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on an independent appraisal of fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average approximately 13 years) and goodwill will be amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development of $1.187 billion was charged to income in the first half 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $606 million, trade accounts receivable of approximately $402 million and inventories of approximately $323 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In the second quarter 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. The costs of implementing formally approved plans have been included in the reported amount of goodwill above. See Note 10 for restructuring charges recorded in the second quarter 2001. Abbott expects that additional restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition which will increase the amount of reported goodwill above.

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

	Three months ended June 30		Six months ended June 30
In millions, except per share amounts	2001 Pro Forma	2000 Pro Forma	2001 Pro Forma	2000 Pro Forma
Sales	$4,099.1	$3,892.5	$8,116.1	$7,736.2
Net income	664.4	578.8	1,018.0	1,160.8
Diluted earnings per share	0.43	0.37	0.66	0.74

Note 10—Restructuring Charges

    In the second quarter 2001 Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in the second quarter 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the initial restructuring charges and subsequent activity:

(dollars in millions)	Employee Related	Asset Impairments	Total
Restructuring charges	$77.0	$11.5	$88.5
Second quarter activity	(20.3)	(11.5)	(31.8)

Accrued balance at June 30, 2001	$56.7	$—	$56.7

    Of the $88.5 total restructuring charges, $42.3 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $8.0 as selling, general and administrative and $2.4 as research and development. Employee related costs are primarily severance pay, relocation of former BASF employees and outplacement services.

Note 11—Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter 2000, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott.

Note 12—Financial Instruments and Derivatives

    On January 1, 2001, Abbott adopted the provisions of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, all derivative instruments were recognized as either assets or liabilities at fair value, resulting in a transition credit to income of approximately $2 million, which is included in net foreign exchange loss (gain) in the Condensed Consolidated Statement of Earnings.

    In the first quarter 2001, Abbott entered into a $250 million interest rate hedge contract to manage its exposure to changes in interest rates for long-term fixed-rate debt expected to be issued in a future period. This contract was designated as a cash flow hedge of the variability of the cash flows due to changes in the long-term benchmark interest rates. At March 31, 2001, Abbott recorded the contract at fair value, resulting in a $1.4 million credit to accumulated other comprehensive loss. No hedge ineffectiveness was recorded in income during the first quarter 2001. In the second quarter 2001, the hedge designation was removed from this contract. Therefore, the $1.4 million credit to accumulated other comprehensive loss in the first quarter 2001 was reclassified into income in the second quarter 2001.

    Abbott has designated a Japanese yen denominated liability as a hedge of the foreign currency exposure on Abbott's net investment in certain Japanese operations whose functional currency is the Japanese yen. Accordingly, changes in this liability due to fluctuations in foreign exchange rates are charged or credited to accumulated other comprehensive loss. During the first six months 2001, a gain of $8.2 million was credited to accumulated other comprehensive loss.

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

Note 13—Subsequent Event—Issuance of Long-term Debt

    On July 5, 2001, Abbott issued $3.250 billion of long-term debt securities. Proceeds from this issuance were used to reduce short-term commercial paper borrowings outstanding as of June 30, 2001. Accordingly, $3.250 billion of commercial paper borrowings have been classified as long-term liabilities in the accompanying Condensed Consolidated Balance Sheet.

FINANCIAL REVIEW

Results of Operations—Second Quarter and First Six Months 2001 Compared with Same Periods in 2000

    The following table details sales by reportable segment for the second quarter and first six months 2001:

(dollars in millions)

	Net Sales to External Customers		Percentage Change(a)	Net Sales to External Customers		Percentage Change(a)
	Three Months Ended June 30			Six Months Ended June 30
	2001	2000		2001	2000
Pharmaceutical	$895	$563	58.7	$1,610	$1,170	37.5
Diagnostics	722	754	(4.3)	1,426	1,458	(2.2)
Hospital	686	659	4.2	1,321	1,229	7.5
Ross	511	503	1.5	1,101	1,057	4.1
International	1,187	807	47.1	2,030	1,659	22.3

Total Reportable Segments	4,001	3,286	21.7	7,488	6,573	13.9
Other	98	84		171	150

Net Sales	$4,099	$3,370	21.6	$7,659	$6,723	13.9

Total U.S.	$2,451	$2,076	18.1	$4,744	$4,137	14.7

Total International	$1,648	$1,294	27.3	$2,915	$2,586	12.7

(a)
Percentage changes are based on unrounded numbers.

    Worldwide sales for the second quarter and first six months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 24.4 percent for the second quarter and 16.7 percent for the first six months, respectively, over the comparable 2000 periods. Pharmaceutical and International segment sales were favorably impacted by the acquisition of the pharmaceutical business of BASF on March 2, 2001. Diluted earnings per common share for the quarter were 34 cents, compared to diluted earnings per share of 44 cents a year ago.

    Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 51.6 percent for the second quarter 2001, compared to 54.6 percent for the second quarter 2000. First six months 2001 gross profit margin was 52.7 percent, compared to 55.0 percent for the first six months 2000. These decreases were due primarily to increased goodwill and intangibles amortization as a result of the acquisition of the pharmaceutical business of BASF in 2001, the negative effect of the relatively stronger U.S. dollar and one-time restructuring charges; partially offset by favorable sales mix.

    Research and development expenses for the second quarter 2001 and first six months 2001, excluding acquired in-process research and development of $172 million and $1.187 billion respectively, increased 9.9 percent and 4.8 percent, respectively, over the comparable 2000 periods. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

    Selling, general and administrative expenses for the second quarter 2001 and first six months 2001 increased 30.1 percent and 16.2 percent, respectively, over the comparable 2000 periods, due primarily to increased spending as a result of the acquisition of the pharmaceutical business of BASF and increased selling and marketing support for new and existing products.

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

    The FDA announced in 1997 that every manufacturer of levothyroxine drug products (SYNTHROID), most of which had been on the market for many years, would be required as part of the agency's regulatory process to file either an New Drug Application (NDA), or a citizen petition showing that their products are not new drugs and therefore do not require an NDA. SYNTHROID's manufacturer at the time, Knoll Pharmaceutical Company, which Abbott acquired in March 2001, exercised the citizen petition option because of SYNTHROID's long history and excellent track record. On April 26, 2001, the FDA denied Knoll's petition. Abbott promptly responded to the FDA that Abbott would submit an NDA for SYNTHROID, which Abbott submitted on August 1, 2001. On July 11, 2001 the FDA issued guidance on the distribution of levothyroxine sodium products during the NDA review process. The guidance assures that SYNTHROID will remain on the market while the agency reviews the NDA Abbott has submitted for SYNTHROID. However, the guidance also requires that levothyroxine sodium products without approved NDAs will be subject to a phased reduction in distribution as measured against levels previously distributed. By August 14, 2003, all levothyroxine sodium products without approved NDAs would be required to cease distribution. Upon NDA approval, the limits on distribution will be removed. Abbott expects that the NDA review process will take approximately ten to twelve months, during which time the distribution of SYNTHROID would be reduced to 60% of the level distributed during the six months preceding August 1, 2001. During the three months ended June 30, 2001, Abbott recorded U.S. net sales of SYNTHROID of $161 million.

Acquisition of Knoll

    On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals for approximately $7.0 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings, $3.250 billion of which was subsequently refinanced with long-term debt. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Allocation of Acquisition Cost—

Acquired intangible assets, primarily product rights for currently marketed products	$3.530
Goodwill	1.778
Acquired in-process research and development	1.187
Acquired net tangible assets	.551

Total allocation of acquisition cost	$7.046

    The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on an independent appraisal of fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average approximately 13 years) and goodwill will be amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development of $1.187 billion was charged to income in the first half 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $606 million, trade accounts receivable of approximately $402 million and inventories of approximately $323 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In the second quarter 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. The costs of implementing formally approved plans have been included in the reported amount of goodwill above. Abbott expects that additional restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition which will increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges which will be recorded against earnings in the periods in which the integration plans are finalized, consistent with previous forecasts.

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

	Three months ended June 30		Six months ended June 30
In millions, except per share amounts	2001 Pro Forma	2000 Pro Forma	2001 Pro Forma	2000 Pro Forma
Sales	$4,099.1	$3,892.5	$8,116.1	$7,736.2
Net income	664.4	578.8	1,018.0	1,160.8
Diluted earnings per share	0.43	0.37	0.66	0.74

Restructuring Charges
(dollars in millions)

    In the second quarter 2001 Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in the second quarter 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the initial restructuring charges and subsequent activity:

(dollars in millions)	Employee Related	Asset Impairments	Total
Restructuring charges	$77.0	$11.5	$88.5
Second quarter activity	(20.3)	(11.5)	(31.8)

Accrued balance at June 30, 2001	$56.7	$—	$56.7

    Of the $88.5 total restructuring charges, $42.3 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $8.0 as selling, general and administrative and $2.4 as research and development. Employee related costs are primarily severance pay, relocation of former BASF employees and outplacement services.

Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter 2000, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain. Under the transaction, Sumitomo acquired research and development, sales, marketing, and support operations for Abbott's entire line of naturally occurring biopesticides, plant growth regulators and other products for agriculture, public health and forestry. Bulk active ingredient manufacturing rights were retained by Abbott.

Interest (Income) Expense, Net

    Net interest expense increased in both the second quarter and first six months 2001 due primarily to a higher level of borrowings as a result of the acquisition of the pharmaceutical business of BASF.

Loss (Income) from TAP Pharmaceutical Products Inc. Joint Venture

    Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected, for the six months ended June 30, 2001, as a result of an increase in a litigation reserve related to the U.S. Department of Justice investigation of TAP's marketing and sales practices relating to LUPRON as discussed in Note 5 to the condensed consolidated financial statements.

Taxes on Earnings

    The effective tax rates on earnings for the six months and second quarter 2001, excluding the charge for acquired in-process research and development, were approximately 29 percent and 24 percent, respectively. The estimated annual effective tax rate on income, excluding the charge for acquired in-process research and development is approximately 26 percent. In addition, the tax rate used to benefit the charge for acquired in-process research and development was 38 percent, which is comprised of the U.S. federal income tax rate plus state income taxes, net of the federal tax effect. The combination of these items resulted in tax rates of (11.4) percent for the six months ended 2001 and 20.2 percent for the second quarter 2001. The effective income tax rate was 27 percent in 2000.

Liquidity and Capital Resources at June 30, 2001 Compared with December 31, 2000

    Net cash from operating activities for the first six months 2001 totaled $1.5 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

    At June 30, 2001, Abbott had working capital of $555 million compared to working capital of approximately $3.1 billion at December 31, 2000. The decrease in working capital in 2001 was primarily due to increased short-term commercial paper borrowings as a result of the acquisition of the pharmaceutical business of BASF.

    At June 30, 2001, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. As a result of the acquisition of the pharmaceutical business of BASF, Abbott's credit ratings were adjusted to reflect the increased borrowings that financed the acquisition.

    Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott issued $3.250 billion of long-term debt securities on July 5, 2001. Proceeds from this issuance were used to reduce short-term commercial paper borrowings outstanding as of June 30, 2001. Accordingly, $3.250 billion of commercial paper borrowings have been classified as long-term liabilities in the accompanying Condensed Consolidated Balance. Under the registration statement, Abbott may issue up to $250 million of securities in the future in the form of debt securities or common shares without par value.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value-based test, beginning on the date of adoption of the new standard. Abbott is assessing the potential impact, if any, which may be caused by the assessment of impairment requirements of SFAS No. 142. Abbott estimates that annual goodwill amortization subject to the new rule is approximately $80 million to $100 million on an after tax basis.

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

    In its Form 10-Q for the quarterly period ended March 31, 2001, Abbott reported that five derivative lawsuits were pending related to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois. As previously reported, the four consolidated shareholder derivative lawsuits that were pending in the United States District Court for the Northern District of Illinois known as In Re: Abbott Laboratories Derivative Shareholder Litigation have been dismissed and are now on appeal by the plaintiffs. In June 2001, the shareholder derivative suit pending in Lake County, Illinois filed by Craig Heneghan and Marjory Motiaytis was also dismissed. The plaintiffs did not appeal that dismissal.

    As reported in the 2000 Form 10-K, the United States Department of Justice is investigating the marketing and pricing practices of TAP Pharmaceutical Products Inc. ("TAP") for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®). Abbott owns fifty percent of TAP. As of July 31, 2001, Abbott was aware of seven pending cases related to these marketing practices: four cases in federal court and three cases in state court. Three of the four federal cases are pending in the United States District Court for the District of Massachusetts: Beacon Health Plans, Inc. v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd. (filed on May 24, 2001); William Porter v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd. (filed on May 18, 2001); and Joseph Maczak v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd. (filed on June 19, 2001). The fourth case, Larry Townsend v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd. was filed on June 12, 2001, in the United States District Court for the Northern District of Illinois. Each of the federal cases alleges civil violations of the Racketeer Influenced and Corrupt Organizations Act in connection with the marketing of Lupron; purports to be a class action on behalf of all entities and individuals who paid the twenty percent co-payment cost of Lupron; and seeks treble damages and other relief. Abbott has filed or intends to file a response in each case denying all substantive allegations.

    Three cases are pending in state court. On June 27, 2001, Brenda Campbell-Hubbard v. Abbott Laboratories,Inc., Takeda Chemical Industries, and TAP Pharmaceuticals, Inc., was filed in Superior Court in San Francisco, California. This complaint alleges unfair business practices in violation of the California Business and Professional Code in connection with the marketing of Lupron and was filed on behalf of a purported class of consumers who use Lupron. On June 15, 2001, Kenneth David Lee Jarman v. TAP Pharmaceutical Products, Inc. and TAP Pharmaceuticals, Inc., was filed in Madison County, Illinois. This complaint alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act in connection with the marketing of Lupron and was filed on behalf of a purported class of consumers who use Lupron. On July 20, 2001, Acie Clark v. TAP Pharmaceuticals, Inc., Abbott Laboratories, Inc. and Takeda Pharmaceuticals, was filed in the Circuit Court of the First Judicial Circuit in Williamson County, Illinois. The complaint alleges violations of the Illinois Consumer Fraud and Deceptive Business Practices Act and unjust enrichment in connection with the marketing of Lupron and was filed on behalf of a purported class of consumers who use Lupron and third party payors. Each of the state court cases seeks damages (including punitive damages) and other relief. Abbott has filed or intends to file a response in each case denying all substantive allegations.

    While it is not feasible to predict the outcome of such pending claims and proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, or cash flows or results of operations.

Item 6.

  Exhibits and Reports on Form 8-K

a)
Exhibits

4.1
Form of 5.125% Note issued pursuant to Indenture filed as Exhibit 4.1 to Registration Statement 333-55446—attached hereto.

4.2
Form of 5.625% Note issued pursuant to Indenture filed as Exhibit 4.1 to Registration Statement 333-55446—attached hereto.

4.3
Actions of Authorized Officers with Respect to Abbott's 5.125% Notes and its 5.625% Notes—attached hereto.

4.4
Officers' Certificate and Company Order with respect to Abbott's 5.125% Notes and its 5.625% Notes—attached hereto.

12
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

ABBOTT LABORATORIES
/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: August 14, 2001

EXHIBIT INDEX

Exhibit No.	Exhibit
4.1	Form of 5.125% Note issued pursuant to Indenture filed as Exhibit 4.1 to Registration Statement 333-55446—attached hereto.
4.2	Form of 5.625% Note issued pursuant to Indenture filed as Exhibit 4.1 to Registration Statement 333-55446—attached hereto.
4.3	Actions of Authorized Officers with Respect to Abbott's 5.125% Notes and its 5.625% Notes—attached hereto.
4.4	Officers' Certificate and Company Order with respect to Abbott's 5.125% Notes and its 5.625% Notes—attached hereto.
12	Statement re: computation of ratio of earnings to fixed charges—attached hereto.

QuickLinks

PART I. FINANCIAL INFORMATION
Condensed Consolidated Statement of Earnings
Condensed Consolidated Statement of Cash Flows
Condensed Consolidated Balance Sheet
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements June 30, 2001 (Unaudited)
FINANCIAL REVIEW
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6.
SIGNATURE
EXHIBIT INDEX