Form 10-Q
period 2001-09-30
ABBOTT LABORATORIES
filed 2001-11-01
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6l00

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  /x/  No  / /

    As of October 15, 2001, the Corporation had 1,552,475,632 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net Sales	$4,181,185	$3,317,895	$11,840,184	$10,041,226

Cost of products sold	2,040,899	1,515,505	5,667,281	4,542,206
Research and development	400,566	318,383	1,116,187	1,001,342
Acquired in-process research and development	—	—	1,187,000	—
Selling, general and administrative	995,086	699,285	2,690,301	2,158,532
Gain on sale of business	—	—	—	(138,507)

Total Operating Cost and Expenses	3,436,551	2,533,173	10,660,769	7,563,573

Operating Earnings	744,634	784,722	1,179,415	2,477,653
Net interest expense	74,973	879	170,165	24,003
Income from TAP Pharmaceutical Products Inc. joint venture	(215,637)	(136,708)	(181,352)	(373,193)
Net foreign exchange (gain) loss	15,506	1,045	34,227	3,325
Other (income) expense, net	55,639	23,041	67,991	39,164

Earnings Before Taxes	814,153	896,465	1,088,384	2,784,354
Taxes on earnings	182,753	242,046	151,549	751,776

Net Earnings	$631,400	$654,419	$936,835	$2,032,578

Basic Earnings Per Common Share	$0.41	$0.42	$0.60	$1.31

Diluted Earnings Per Common Share	$0.40	$0.42	$0.60	$1.30

Cash Dividends Declared Per Common Share	$0.21	$0.19	$0.63	$0.57

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,551,677	1,548,221	1,549,432	1,548,554
Dilutive Common Stock Options	20,377	18,527	13,324	15,508

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,572,054	1,566,748	1,562,756	1,564,062

Outstanding Common Stock Options Having No Dilutive Effect	2,001	19,032	2,001	19,032

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2001	2000
Cash Flow From (Used in) Operating Activities:
Net earnings	$936,835	$2,032,578
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation and amortization	849,126	628,656
Acquired in-process research and development	1,187,000	—
Trade receivables	(46,697)	(68,186)
Inventories	(202,480)	(324,894)
Gain on sale of business	—	(138,507)
Other, net	(44,326)	195,788

Net Cash From Operating Activities	2,679,458	2,325,435

Cash Flow From (Used in) Investing Activities:
Proceeds from sale of business	—	205,000
Acquisition of the pharmaceutical business of BASF	(7,052,626)	—
Acquisitions of property, equipment and businesses	(801,609)	(728,244)
Investment securities transactions	46,767	105,424
Other	17,970	40,319

Net Cash Used in Investing Activities	(7,789,498)	(377,501)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	2,622,000	(586,000)
Proceeds from issuance (retirements) of long-term debt, net	3,000,000	—
Other borrowing transactions, net	57,474	(20,727)
Common share transactions	107,302	(202,927)
Dividends paid	(944,738)	(851,949)

Net Cash From (Used in) Financing Activities	4,842,038	(1,661,603)

Effect of exchange rate changes on cash and cash equivalents	(52,063)	(16,313)

Net (Decrease) Increase in Cash and Cash Equivalents	(320,065)	270,018
Cash and Cash Equivalents, Beginning of Year	914,218	608,097

Cash and Cash Equivalents, End of Period	$594,153	$878,115

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(dollars in thousands)

	September 30 2001	December 31 2000
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$594,153	$914,218
Investment securities	196,791	242,500
Trade receivables, less allowances of $190,769 in 2001 and $190,167 in 2000	2,688,536	2,179,451
Inventories:
Finished products	1,172,246	903,973
Work in process	530,534	370,407
Materials	557,941	466,951

Total inventories	2,260,721	1,741,331
Prepaid expenses, income taxes, and other receivables	2,430,700	2,298,741

Total Current Assets	8,170,901	7,376,241

Investment Securities Maturing after One Year	605,643	637,979

Property and Equipment, at Cost	11,849,073	10,127,898
Less: accumulated depreciation and amortization	6,310,038	5,310,987

Net Property and Equipment	5,539,035	4,816,911
Deferred Charges, Investment in joint ventures and Other Assets	3,175,912	2,452,123
Intangible assets of the pharmaceutical business of BASF	5,227,908	—

	$22,719,399	$15,283,254

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,920,266	$479,454
Trade accounts payable	1,559,357	1,355,985
Salaries, income taxes, dividends payable, and other accruals	3,302,138	2,462,101

Total Current Liabilities	7,781,761	4,297,540

Long-Term Debt	4,334,103	1,076,368

Other Liabilities and Deferrals	1,932,470	1,338,440

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount—Shares: 2001: 1,569,628,600; 2000: 1,563,436,372	2,535,311	2,218,234
Common shares held in treasury, at cost—Shares: 2001: 17,391,684; 2000: 17,502,239	(250,192)	(255,586)
Unearned compensation—restricted stock awards	(15,154)	(18,116)
Earnings employed in the business	7,047,078	7,229,586
Accumulated other comprehensive loss	(645,978)	(603,212)

Total Shareholders' Investment	8,671,065	8,570,906

	$22,719,399	$15,283,254

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2001

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

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Net interest expense:
Interest expense	$92,436	$25,045	$233,657	$90,278
Interest income	(17,463)	(24,166)	(63,492)	(66,275)

Total	$74,973	$879	$170,165	$24,003

Note 3—Taxes on Earnings

    A summary of the effective tax rates on earnings for the third quarter and nine months of 2001 is as follows:

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Effective tax rates on earnings excluding the effect of acquired in-process research and development and the net increase in the litigation reserve recorded by the TAP joint venture as discussed in Note 5	23.9%	24.4%
Effect on tax rates of acquired in-process research and development	—	(12.6)
Effect on tax rate of one-time increase in the litigation reserve recorded by the TAP joint venture	(1.5)	2.1

Effective tax rates	22.4%	13.9%

    The ongoing effective tax rates are lower than the U.S. statutory tax rate due to tax incentive grants related to subsidiaries operating in Puerto Rico, the Dominican Republic, Ireland, the Netherlands and Costa Rica; and lower taxes on the income for the TAP Pharmaceutical Products Inc. joint venture. The acquired in-process research and development charge was tax effected using a rate of 38 percent, which is equal to the U.S. federal income tax rate plus state income taxes, net of the federal tax effect.

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

    There are several lawsuits pending in connection with the sales of HYTRIN. These suits allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect HYTRIN from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

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

Note 5—TAP Pharmaceutical Products Inc.

    In October 2001, TAP Pharmaceutical Products Inc. (TAP) entered into an agreement with the United States Department of Justice to settle matters relating to its investigation involving TAP's marketing of its prostate cancer drug LUPRON, primarily in the early to mid-1990s. In the first quarter of 2001, Abbott recorded a $344 million increase in a litigation reserve for Abbott's portion of TAP's after-tax increase in the reserve related to the investigation. In the third quarter 2001, this charge was reduced by approximately $70 million to reflect the final settlement terms and tax effects thereon.

    Abbott and TAP have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. Abbott intends to file a response to each of the lawsuits denying all substantive allegations.

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

Note 6—U.S. Food and Drug Administration Consent Decree

    In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities in the fourth quarter of 2001. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

Note 7—Comprehensive Income
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
Foreign currency translation gains (losses)	$104,918	$(53,907)	$(18,135)	$(140,127)
Tax (expense) benefit related to foreign currency translation gains (losses)	48	(7)	(909)	(268)
Unrealized gains (losses) on marketable equity securities	(4,948)	14,828	(7,609)	35,000
Tax (expense) benefit related to unrealized gains or losses on marketable equity securities	(3,825)	(5,931)	2,714	(14,000)
Reclassification adjustment for gains included in net income	(5,140)	—	(18,827)	(12,651)

Other comprehensive loss, net of tax	91,053	(45,017)	(42,766)	(132,046)
Net Earnings	631,400	654,419	936,835	2,032,578

Comprehensive Income	$722,453	$609,402	$894,069	$1,900,532

    Supplemental Comprehensive Income Information:

	September 30
	2001	2000
Cumulative foreign currency translation loss adjustments, net of tax	$649,937	$572,337
Cumulative unrealized (gains) on marketable equity securities, net of tax	(3,959)	(34,990)

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000	2001	2000	2001	2000
Pharmaceutical	$1,055	$649	$2,665	$1,819	$438	$273	$973	$671
Diagnostics	728	714	2,154	2,172	84	89	265	267
Hospital	695	600	2,016	1,829	179	153	536	474
Ross	502	485	1,603	1,542	161	161	604	555
International	1,144	795	3,174	2,454	219	162	682	594

Total Reportable Segments	4,124	3,243	11,612	9,816	1,081	838	3,060	2,561
Other	57	75	228	225

Net Sales	$4,181	$3,318	$11,840	$10,041

Corporate functions(A)					71	40	178	118
Benefit plans costs					41	26	82	63
Non-reportable segments					9	—	6	(13)
Gain on sale of business					—	—	—	(139)
Net interest expense					75	1	170	24
Acquired in-process research and development					—	—	1,187	—
Income from TAP Pharmaceutical Products Inc.					(216)	(137)	(182)	(373)
Net foreign exchange loss					15	1	34	3
Other expense (income), net(B)					272	11	497	94

Consolidated Earnings Before Taxes					$814	$896	$1,088	$2,784

(A)
Includes certain one-time charges related to the acquisition of the pharmaceutical business of BASF in 2001.

(B)
2001 includes amortization relating to the acquisition of the pharmaceutical business of BASF and restructuring charges.

Note 9—Acquisition of Knoll

   On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals for approximately $7.1 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings, $3.250 billion of which was subsequently refinanced with long-term debt. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Allocation of Acquisition Cost—

Acquired intangible assets, primarily product rights for currently marketed products	$3.500
Goodwill	1.924
Acquired in-process research and development	1.187
Acquired net tangible assets	.522

Total allocation of acquisition cost	$7.133

    The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on an independent appraisal of fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average approximately 13 years) and goodwill will be amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development of $1.187 billion was charged to income in the first half 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $600 million, trade accounts receivable of approximately $402 million and inventories of approximately $303 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In the second and third quarters of 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. The costs of implementing formally approved plans have been included in the reported amount of goodwill above. See Note 10 for restructuring charges recorded in 2001. Abbott expects that additional restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition which will increase the amount of reported goodwill above.

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

	Three months ended September 30		Nine months ended September 30
In millions, except per share amounts	2001 Pro Forma	2000 Pro Forma	2001 Pro Forma	2000 Pro Forma
Sales	$4,181.2	$3,921.4	$12,297.3	$11,657.6
Net income	657.2	618.3	1,675.2	1,779.0
Diluted earnings per share	0.42	0.40	1.08	1.14

Note 10—Restructuring Charges
(dollars in millions)

    In the second and third quarters of 2001, Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in the second quarter 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee and Other Related	Asset Impairments	Total
Restructuring charges	$155.9	$11.5	$167.4
Payments and other activity	(42.8)	(11.5)	(54.3)

Accrued balance at September 30, 2001	$113.1	$—	$113.1

    Of the $167.4 total restructuring charges, $118.4 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $10.8 as selling, general and administrative and $2.4 as research and development. Employee related costs are primarily severance pay, relocation of former BASF employees and outplacement services.

Note 11—Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter 2000, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain.

Note 12—Financial Instruments and Derivatives

    On January 1, 2001, Abbott adopted the provisions of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, all derivative instruments were recognized as either assets or liabilities at fair value, resulting in a transition credit to income of approximately $2.0 million, which is included in net foreign exchange loss (gain) in the Condensed Consolidated Statement of Earnings.

    In the third quarter 2001, an Abbott foreign subsidiary entered into foreign currency forward currency exchange contracts totaling $132 million. These contracts help manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by this subsidiary whose functional currency is not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in the foreign exchange rates. At September 30, 2001 Abbott recorded the contracts at fair value, resulting in a $1.8 million charge to accumulated other comprehensive loss. No hedge ineffectiveness was recorded in income in 2001. Accumulated gains and losses will be included in cost of products sold at the time the products are sold, generally through the end of 2002.

    In the third quarter 2001, Abbott entered into interest rate hedge contracts totaling $1.225 billion to manage its exposure to changes in the fair value of $1.225 billion of fixed-rate debt due in July 2004. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. At September 30, 2001, Abbott recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2001.

    Abbott has designated a Japanese yen denominated liability as a hedge of the foreign currency exposure on Abbott's net investment in certain Japanese operations whose functional currency is the Japanese yen. Accordingly, changes in this liability due to fluctuations in foreign exchange rates are charged or credited to accumulated other comprehensive loss. During the first nine months of 2001, $1.4 million was charged to accumulated other comprehensive loss.

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

Note 13—Subsequent Event

    On October 24, 2001, Abbott announced its intention to acquire, for cash, all of the outstanding common stock of Vysis, Inc., a leading genomic disease management company, in a transaction valued at approximately $355 million. The acquisition is expected to be completed in the fourth quarter 2001, subject to regulatory approvals and customary closing conditions. Abbott anticipates a yet to be determined one-time charge in the fourth quarter of 2001 related to this acquisition, primarily for in-process research and development.

FINANCIAL REVIEW

Results of Operations—Third Quarter and First Nine Months 2001 Compared with Same Periods in 2000

    The following table details sales by reportable segment for the third quarter and first nine months 2001:
(dollars in millions)

	Three Months Ended September 30			Nine Months Ended September 30
	Net Sales to External Customers			Net Sales to External Customers
			Percentage Change(a)			Percentage Change(a)
	2001	2000		2001	2000
Pharmaceutical	$1,055	$649	62.7	$2,665	$1,819	46.5
Diagnostics	728	714	2.0	2,154	2,172	(0.8)
Hospital	695	600	15.7	2,016	1,829	10.2
Ross	502	485	3.5	1,603	1,542	3.9
International	1,144	795	43.8	3,174	2,454	29.3

Total Reportable Segments	4,124	3,243	27.1	11,612	9,816	18.3
Other	57	75		228	225

Net Sales	$4,181	$3,318	26.0	$11,840	$10,041	17.9

Total U.S.	$2,600	$2,083	24.8	$7,355	$6,220	18.2

Total International	$1,581	$1,235	28.1	$4,485	$3,821	17.4

(a)
Percentage changes are based on unrounded numbers.

    Worldwide sales for the third quarter and first nine months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 28.7 percent for the third quarter and 20.7 percent for the first nine months, respectively, over the comparable 2000 periods. Pharmaceutical and International segment sales were favorably impacted by the acquisition of the pharmaceutical business of BASF on March 2, 2001. Diluted earnings per common share for the quarter were 40 cents, compared to diluted earnings per share of 42 cents a year ago.

    Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 51.2 percent for the third quarter 2001, compared to 54.3 percent for the third quarter 2000. First nine months 2001 gross profit margin was 52.1 percent, compared to 54.8 percent for the first nine months 2000. These decreases were due primarily to increased goodwill and intangibles amortization as a result of the acquisition of the pharmaceutical business of BASF in 2001, the negative effect of the relatively stronger U.S. dollar and one-time restructuring charges; partially offset by favorable sales mix.

    Research and development expenses for the third quarter 2001 and first nine months 2001, excluding acquired in-process research and development of $1.187 billion in the first nine months of 2001, increased 25.8 percent and 11.5 percent, respectively, over the comparable 2000 periods. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

    Selling, general and administrative expenses for the third quarter 2001 and first nine months 2001 increased 42.3 percent and 24.6 percent, respectively, over the comparable 2000 periods, due primarily to increased spending as a result of the acquisition of the pharmaceutical business of BASF and increased selling and marketing support for new and existing products.

    As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 6, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). Abbott estimates that full year 2000 sales were negatively impacted by approximately $250 million, and earnings per share were negatively impacted by approximately 10 cents per share. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities in the fourth quarter of 2001. If the FDA concludes that the operations are not in conformance with the QSR as of the date required, Abbott may be subject to additional costs.

    The FDA announced in 1997 that every manufacturer of levothyroxine drug products (SYNTHROID), most of which had been on the market for many years, would be required as part of the agency's regulatory process to file either a New Drug Application (NDA), or a citizen petition showing that their products are not new drugs and therefore do not require an NDA. SYNTHROID's manufacturer at the time, Knoll Pharmaceutical Company, which Abbott acquired in March 2001, exercised the citizen petition option because of SYNTHROID's long history and excellent track record. On April 26, 2001, the FDA denied Knoll's petition. Abbott promptly responded to the FDA that Abbott would submit an NDA for SYNTHROID, which Abbott submitted on August 1, 2001. On July 11, 2001 the FDA issued guidance on the distribution of levothyroxine sodium products during the NDA review process. The guidance assures that SYNTHROID will remain on the market while the agency reviews the NDA Abbott has submitted for SYNTHROID. However, the guidance also requires that levothyroxine sodium products without approved NDAs will be subject to a phased reduction in distribution as measured against levels previously distributed. By August 14, 2003, all levothyroxine sodium products without approved NDAs would be required to cease distribution. Upon NDA approval, the limits on distribution will be removed. Abbott expects that the NDA review process will take approximately ten to twelve months, during which time the distribution of SYNTHROID would be reduced to 60% of the level distributed during the six months preceding August 1, 2001. During the nine months ended September 30, 2001, Abbott recorded U.S. net sales of SYNTHROID of $380 million.

Acquisition of Knoll

    On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals for approximately $7.1 billion (subject to adjustments for the change in net assets of the business as of the closing date compared to net assets as of September 30, 2000). This acquisition was financed primarily with short-term borrowings, $3.250 billion of which was subsequently refinanced with long-term debt. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Allocation of Acquisition Cost—

Acquired intangible assets, primarily product rights for currently marketed products	$3.500
Goodwill	1.924
Acquired in-process research and development	1.187
Acquired net tangible assets	.522

Total allocation of acquisition cost	$7.133

    The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development and net tangible assets based on an independent appraisal of fair values at the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average approximately 13 years) and goodwill will be amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development of $1.187 billion was charged to income in the first half 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $600 million, trade accounts receivable of approximately $402 million and inventories of approximately $303 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

    Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In the second and third quarters of 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. The costs of implementing formally approved plans have been included in the reported amount of goodwill above. Abbott expects that additional restructuring plans will be finalized and formally approved throughout the 12 months following the date of acquisition which will increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges which will be recorded against earnings in the periods in which the integration plans are finalized, consistent with previous forecasts.

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

	Three months ended September 30		Nine months ended September 30
In millions, except per share amounts	2001 Pro Forma	2000 Pro Forma	2001 Pro Forma	2000 Pro Forma
Sales	$4,181.2	$3,921.4	$12,297.3	$11,657.6
Net income	657.2	618.3	1,675.2	1,779.0
Diluted earnings per share	0.42	0.40	1.08	1.14

Restructuring Charges
(dollars in millions)

    In the second and third quarters of 2001, Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in the second quarter 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee and Other Related	Asset Impairments	Total
Restructuring charges	$155.9	$11.5	$167.4
Payments and other activity	(42.8)	(11.5)	(54.3)

Accrued balance at September 30, 2001	$113.1	$—	$113.1

    Of the $167.4 total restructuring charges, $118.4 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $10.8 as selling, general and administrative and $2.4 as research and development. Employee related costs are primarily severance pay, relocation of former BASF employees and outplacement services.

Sale of Agricultural Products Business

    On January 20, 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $46 million gain recorded in the first quarter 2000. In the second quarter 2000, upon Sumitomo achieving a sales milestone, Abbott recorded an additional $92 million gain.

Interest (Income) Expense, Net

    Net interest expense increased in both the third quarter and first nine months 2001 due primarily to a higher level of borrowings as a result of the acquisition of the pharmaceutical business of BASF.

Income from TAP Pharmaceutical Products Inc. Joint Venture

    Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected, for the nine months ended September 30, 2001, as a result of the settlement of the U.S. Department of Justice investigation of TAP's marketing of LUPRON as discussed in Note 5 to the condensed consolidated financial statements.

Taxes on Earnings

    The effective tax rates on earnings for the third quarter and nine months of 2001, excluding the charge for acquired in-process research and development, were approximately 22 percent and 26 percent, respectively. The estimated annual effective tax rate on income, excluding the charge for acquired in-process research and development is approximately 26 percent. In addition, the tax rate used to benefit the charge for acquired in-process research and development was 38 percent, which is comprised of the U.S. federal income tax rate plus state income taxes, net of the federal tax effect. The combination of these items resulted in tax rates of approximately 22 percent and 14 percent for the third quarter and nine months of 2001 respectively. The effective income tax rate was 27 percent in 2000.

Liquidity and Capital Resources at September 30, 2001 Compared with December 31, 2000

    Net cash from operating activities for the first nine months 2001 totaled $2.7 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

    At September 30, 2001, Abbott had working capital of $389 million compared to working capital of approximately $3.1 billion at December 31, 2000. The decrease in working capital in 2001 was primarily due to increased short-term commercial paper borrowings as a result of the acquisition of the pharmaceutical business of BASF.

    At September 30, 2001, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. As a result of the acquisition of the pharmaceutical business of BASF, Abbott's credit ratings were adjusted to reflect the increased borrowings that financed the acquisition.

    Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott issued $3.250 billion of long-term debt securities in the third quarter of 2001. Proceeds from this issuance were used to reduce short-term commercial paper borrowings. Under the registration statement, Abbott may issue up to $250 million of securities in the future in the form of debt securities or common shares without par value.

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

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after September 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value-based test, beginning on the date of adoption of the new standard. Abbott is assessing the potential impact, if any, which may be caused by the assessment of impairment requirements of SFAS No. 142. Abbott estimates that annual goodwill amortization subject to the new rule is approximately $80 million to $100 million on an after tax basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    Abbott is involved in various claims and legal proceedings, including those described below. In addition, the Department of Justice has been engaged in an investigation of the marketing and pricing practices of TAP Pharmaceutical Products Inc. ("TAP") for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®). Abbott owns fifty percent of TAP.

    In its 10-Q for the quarterly period ended March 31, 2001, Abbott reported that nineteen antitrust cases were pending in federal court and 3 were pending in state court in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride (a drug Abbott sells under the trademark Hytrin®). Four additional cases have been filed. On September 4, 2001, Abbott was served with a complaint that had been filed on April 10, 2000 by Blue Cross Blue Shield of Michigan in the United States District Court for the Western District of Michigan. On September 19, 2001, the Attorney General of the State of West Virginia filed a lawsuit in state court in Wyoming County, West Virginia. On October 2, 2001, the Attorneys' General of the states of Florida, Colorado and Kansas filed a lawsuit in the United States District Court for the Southern District of Florida. On October 2, 2001, Linda Hopper filed a lawsuit in state court in Pitt County, North Carolina. Each alleges that Abbott's agreements with Geneva and Zenith violated antitrust and/or consumer protection laws and purports to be a class action. Abbott has filed or intends to file a response to all four complaints denying all substantive allegations.

    In its 10-Q for the quarterly period ended March 31, 2001, Abbott reported that the fourteen securities law cases related to Abbott's alleged noncompliance with the Food and Drug Administration's Quality System Regulation at Abbott's Diagnostics Division facilities in Lake County, Illinois had been dismissed by the United States District Court for the Northern District of Illinois. Abbott also reported that the plaintiffs had appealed the dismissal decisions to the United States Court of Appeals for the Seventh Circuit. On October 17, 2001, the Seventh Circuit affirmed the dismissal decisions. The plaintiffs may appeal this decision.

    In its 2000 Form 10-K, Abbott reported that various state and federal agencies are investigating Abbott's marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. Three cases have been filed in state courts in connection with these marketing practices. Jonathon Peralta, a minor by and through his Guardian ad Litem, Filomena Ibarra v. Abbott Laboratories, Inc. and Shirley Geller v. Abbott Laboratories, Baxter International, Glaxo Wellcome, Inc., SmithKline Beecham, Bristol-Myers Squibb Company, and Does 1 through 100 were filed in Superior Court of California, County of Los Angeles. Each alleges violations of the California Business and Professional Code and purports to be a class action on behalf of a nationwide class of consumers who use Lupron, Calcijex®, Vancomycin, and Acyclovir Sodium and sodium saline solution and seeks damages, disgorgement of profits, and other relief. On October 11, 2001, the Attorney General of West Virginia filed State of West Virginia ex rel Darrell V. McGraw, Jr. Attorney General v. Warrick Pharmaceuticals Corp., Dev. Inc., Abbott Laboratories and Abbott Laboratories, Inc. in Kanawha County, West Virginia, alleging fraud violations, including fraud and abuse in the Medicaid program, violations of the West Virginia Consumer Credit and Protection Act, and unjust enrichment and seeking damages, disgorgement of profits, and other relief.

    As previously reported in Abbott's 2000 Form 10-K, the Department of Justice has been engaged in an investigation of the marketing and pricing practices of TAP Pharmaceutical Products Inc. ("TAP") for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®). Abbott owns fifty percent of TAP. TAP has reached a settlement with the U.S. Department of Justice. The Department of Justice alleged that certain of TAP's marketing and pricing practices resulted in losses to the Medicare and Medicaid programs as well as certain other federal health care programs. As part of the settlement, TAP entered into a Corporate Integrity Agreement with the U.S. Department of Health and Human Services, Office of Inspector General. TAP also reached a settlement with each of the 50 states and with the District of Columbia concerning their respective Medicaid programs. As part of the negotiations, TAP agreed to plead guilty to a one count Information alleging a conspiracy to violate the Prescription Drug Marketing Act and to pay a criminal fine of $290 million to resolve this charge. TAP also agreed to pay $585 million to resolve certain civil allegations. Settlement of the civil allegations includes settlement of two qui tam cases filed against TAP. Under the civil settlement, the 50 states and the District of Columbia will receive $25.5 million of the $585 civil settlement dollars. The entire settlement is contingent upon the U.S. District Court for the District of Massachusetts accepting TAP's plea and imposing the agreed-upon criminal fine. The hearing has been scheduled for December 17, 2001.

    In its 10-Q for the quarterly period ended June 30, 2001, Abbott reported that seven cases were pending in connection with the marketing practices of TAP described in the preceding paragraph. Three additional cases have been filed. Two of these cases are pending in the United States District Court for the Northern District of Illinois: Jama K. Russano and George Russano v. Abbott Laboratories, Takeda Chemical Industries, Ltd., and TAP Pharmaceutical Products, Inc. (filed September 7, 2001) and Mechanical Contractors—UA Local 119 Welfare Plan v. Abbott Laboratories, Takeda Chemical Industries, Ltd. and TAP Pharmaceutical Products, Inc. (filed September 25, 2001). Each case alleges fraud in connection with the marketing of Lupron; purports to be a class action on behalf of entities and individuals who paid the twenty percent co-payment cost of Lupron; and seeks treble damages and other relief. Abbott has filed or intends to file a response in each case denying all substantive allegations. The other case is pending in state court. On October 18, 2001, Bernard Walker v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd. was filed in state court in Cape May County, New Jersey. This complaint alleges violations of the New Jersey consumer protection statutes, unjust enrichment, fraud and civil conspiracy in connection with the marketing of Lupron; purports to be a class action on behalf of entities and individuals who paid the twenty percent co-payment cost of Lupron; and seeks damages (including punitive damages) and other relief.

    The U.S. Attorney's office in the Southern District of Illinois is conducting an investigation of the enteral nutrition industry, including Abbott. On July 24, 2001, Abbott received a subpoena for documents from the U.S. Attorney's office and is cooperating with the investigation.

    While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits
	10.1	Abbott Laboratories 1996 Incentive Stock Program - attached hereto.
	10.2	Abbott Laboratories 1991 Incentive Stock Program - attached hereto.
	12.	Statement re: computation of ratio of earnings to fixed charges - attached hereto.
b)	Reports on Form 8-K
None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

/s/ Thomas C. Freyman Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: November 1, 2001

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Abbott Laboratories 1996 Incentive Stock Program—attached hereto.
10.2	Abbott Laboratories 1991 Incentive Stock Program—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.

QuickLinks

PART I. FINANCIAL INFORMATION
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Earnings (Unaudited) (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Condensed Consolidated Balance Sheet (dollars in thousands)
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements September 30, 2001 (Unaudited)
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX