Form 10-K405
period 2001-12-31
ABBOTT LABORATORIES
filed 2002-02-21
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YesX    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

The aggregate market value of the 1,458,610,835 shares of voting stock held by nonaffiliates of the registrant, computed by using the closing price as reported on the consolidated transaction reporting system for Abbott Laboratories common shares without par value on January 31, 2002, was approximately $84,161,845,180. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2002: 1,556,593,143.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 12, 2002.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products and services.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

        Incorporated herein by reference is Note 14 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has five reporting revenue segments: Pharmaceutical Products, Diagnostic Products, Hospital Products, Ross Products, and International. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc. During the first quarter of 2001, Abbott acquired the pharmaceutical business of BASF, which includes the global pharmaceutical operations of Knoll Pharmaceuticals.

Pharmaceutical Products

        This segment's products include a broad line of adult and pediatric pharmaceuticals which are sold primarily on the prescription or recommendation of physicians.

        The principal products included in this segment are Depakote® an agent for the treatment of epilepsy, migraine, and bipolar disorder; the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin®, Omnicef®, an oral cephalosporin antibiotic, and various forms of erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®; Synthroid® for the treatment of hypothyroidism; TriCor® for the treatment of elevated triglycerides; the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection; Meridia® for the treatment of obesity; Mavik® and Tarka® for the treatment of hypertension; Vicodin® and Vicoprofen® for the treatment of pain. In addition, this segment co-promotes the proton pump inhibitor Prevacid® (lansoprazole) for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis under an agreement with TAP Pharmaceuticals Inc. and Flomax® for the treatment of benign prostatic hyperplasia, Micardis® for the treatment of hypertension, and Mobic® for the treatment of arthritis through an agreement with Boehringer Ingelheim.

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

        Competition is generally from other healthcare and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

Diagnostic Products

        This segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, alternate-care testing sites, and consumers. In the fourth quarter of 2001, Abbott acquired all of the outstanding shares of Vysis, Inc., a genomic disease management company.

        The principal products included in this segment are systems and reagents used to perform immunoassay tests including Architect®, AxSYM®, IMx®, Abbott Quantum™; Commander®, and Abbott PRISM®; screening and diagnostic tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of HIV antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen (PSA); therapeutic drug monitoring tests; fertility and pregnancy tests and systems such as TDx® and TDxFlx®; the Murex® line of microtiter-based immunoassay test kits; the Vysis® product line of genomic-based tests including the PathVysion™ HER-2 DNA probe kit and the UroVysion™ bladder cancer recurrence kit; the LCx® amplified probe system and reagents; the Abbott TestPack® and Determine™ systems for rapid diagnostic testing; clinical chemistry systems such as Abbott Spectrum®, Aeroset®, and Alcyon®; a full line of hematology systems and reagents known as the Cell-Dyn® series; the MediSense® product line of blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes including Precision Xtra™, MediSense Optium®, Sof-Tact™ (marketed in Europe as Soft-Sense™), Precision Q.I.D.®, MediSense II™, ExacTech® and ExacTech RSG®, TrueMeasure™ strip technology, Precision Link™ Direct, and Precision™ Sure-Dose insulin syringes. In addition, the MediSense Precision PCx® and Precision G® are used in hospital settings along with the i-STAT® point-of-care testing systems, which this segment distributes through a worldwide sales and marketing alliance with i-STAT Corporation. This segment also distributes diagnostic tests used to detect bovine spongiform encephalopathy (BSE) in cattle through a sales and marketing agreement with Enfer Scientific Ltd.

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

        The principal products included in this segment are hospital injectables including Carpuject® and FirstChoice® generics; premixed intravenous drugs in various containers; ADD-Vantage® and Nutrimix® drug and nutritional delivery systems; anesthetics, including Pentotha1®, Amidate®, Ultane®, isoflurane, and enflurane; products for anxiety, nausea and pain associated with surgery; Precedex® for sedation; cardiovascular products including Corlopam®; Techstar®, Prostar®, and The Closer™ vessel closure products; Opticath® and OptiQ™ advanced sensor catheters; Transpac® for hemodynamic monitoring; peripheral wires, catheters, and other specialty cardiac products; Calcijex® and Zemplar™, injectable agents for treatment of bone disease in hemodialysis patients; intravenous solutions and related administration equipment sold as the LifeCare® line of products, LifeShield® needleless products, and Venoset® products; irrigating fluids; parenteral nutritionals such as Aminosyn® and Liposyn®; Plum®, Omni-Flow®, GemStar® and Abbott AIM® electronic drug delivery systems; Abbott Pain Manager®; patient-controlled analgesia systems; venipuncture products; and Faultless® rubber sundry products.

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

        Principal nutritional products include various forms of prepared infant formula, including Similac®, Similac® 2, Isomi1®, Isomi1® 2, Alimentum®, and Similac NeoSure®; and adult and pediatric products, including Ensure®, Ensure Plus®, Ensure® High Protein, Ensure® Light, Jevity®, Glucerna®, PediaSure®, Pedialyte® and Pulmocare®. Principal consumer products include the Fact Plus® Select™ and Fact Plus® Pro™ pregnancy tests; the dandruff shampoo Selsun Blue®; Murine® eye care and ear care products; and Tronolane® hemorrhoid medication. The principal pharmaceutical product is Survanta®. In addition, this segment co-promotes Synagis® under an agreement with MedImmune Inc. and Xopenex® under and agreement with Sepracor Inc., for the treatment of respiratory disorders and Oxandrin® for the promotion of anabolic activity (weight gain) under an agreement with Bio-Technology General Corp.

        This segment markets its products in the United States. Nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other health care manufacturers. Nutritional products are subject to competition in price, formulation, scientific innovation, and promotional initiatives.

        This segment's pharmaceutical products are generally marketed and sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for this segment's pharmaceutical products are directed at securing the prescription of these products by physicians. Competition is generally from other healthcare and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

        Consumer over-the-counter products and PediaSure®, Pedialyte®, and Ensure® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care companies. Competitive factors include consumer advertising, formulation, scientific innovation, price, and availability of generic product forms.

International

        This segment's products include a broad line of hospital, pharmaceutical, and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

        This segment's principal products include the anti-infectives clarithromycin, sold under the trademarks Biaxin®, Klacid® and Klaricid®, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®; the anti-virals Norvir® and Kaletra®, protease inhibitors for the treatment of HIV infection; Lupron®, also marketed as Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids; Synthroid® for the treatment of hypothyroidism; Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; various cardiovascular products, including Loftyl®, a vasoactive agent, Mavik® (also marketed as Goptin®), Isoptin® and Tarka® for the treatment of hypertension, Hytrin® (also marketed as Hitrin® and Flotrin®) used for the treatment of hypertension and benign prostatic hyperplasia, candesartan (sold under the trademarks Blopress® and Tiadyl™), an angiotension 2 antagonist; Reductil® (also marketed as Reductyl® and Reductal®) for the treatment of obesity; Uprima® for the treatment of erectile dysfunction; various forms of infant formulas and follow-on formulas, including Similac Advance®, Gain®, and Abbott Grow™; various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®; and a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane; specialty injectables such as Calcijex® and Survanta®; and electronic drug delivery systems sold in select international markets.

        This segment's pharmaceutical and nutritional products are generally sold directly to government agencies, retailers, wholesalers, and health care facilities. In most cases, they are distributed from Abbott-owned distribution centers. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Competition is generally from other healthcare and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other health care manufacturers and food companies. Nutritional products are subject to competition in price, scientific innovation, formulation, and promotional initiatives.

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

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer and for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with Abbott for Prevacid®. Its principal indications are for short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis. The patents related to lansoprazole are material to the operation of TAP's business. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009.

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

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, necessary raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2002 to 2022, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid® and Klaricid®) and those related to divalproex sodium (which is sold under the trademark

Depakote®), are material in relation to Abbott's business as a whole. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. The original United States compound patents covering divalproex sodium will expire in 2008. Litigation involving Abbott's patents covering divalproex sodium is discussed in Legal Proceedings on page 11. See also the discussion on page 5 regarding the patents related to lansoprazole, which is sold by TAP as Prevacid® under a license from Takeda.

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

Research and Development

        Abbott spent $1,577,552,000 in 2001, $1,351,024,000 in 2000, and $1,193,963,000 in 1999 on research to discover and develop new products and processes and to improve existing products and processes. Abbott continues to concentrate research expenditures on pharmaceutical and diagnostic products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2001 were approximately $36 million and $66 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $38 million and $73 million, respectively, in 2002.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 27 locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at seven Abbott-owned sites, and is engaged in remediation at these sites, in cooperation with the Environmental Protection Agency (EPA) or similar agencies.

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

Employees

        Abbott employed 71,426 persons as of December 31, 2001.

Regulation

        On November 4, 1999, a consent decree was entered in the United States District Court for the Northern District of Illinois which settled issues with the United States government involving alleged noncompliance with the FDA's Quality System Regulations at Abbott's diagnostic manufacturing operations in Lake County, Illinois. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostic manufacturing processes in Lake County, Illinois conform with the FDA's Quality System Regulation. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as certain assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. However, Abbott is prohibited from manufacturing or distributing certain other diagnostic products until Abbott ensures the processes in its Lake County, Illinois diagnostics manufacturing operations conform with the Quality System Regulation. Under the terms of the amended consent decree Abbott must ensure its diagnostics manufacturing operations are in conformance with the FDA's Quality System Regulation by various dates through January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Illinois diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the FDA's Quality System Regulation. If the FDA concludes that those operations were not in conformity, Abbott may be required to make additional payments to the FDA. The consent decree does not affect Abbott's MediSense, i-STAT, hematology, Murex or Vysis products; the clinical chemistry products Abbott Spectrum®, Aeroset®, and Alcyon®; or any other Abbott divisions or their products. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

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

        The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

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

        Abbott expects debate to continue during 2002 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

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

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products, Diagnostic Products, and Hospital Products
Abingdon, England	Diagnostic Products
Altavista, Virginia	Ross Products
Ashland, Ohio	Hospital Products
Austin, Texas	Hospital Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Bedford, Massachusetts	Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Dartford, England	Diagnostic Products
Delkenheim, Germany	Diagnostic Products
Haina, San Cristoba, Dominican Republic	Hospital Products
Irving, Texas	Diagnostic Products
Katsuyama, Japan	International
Laurinburg, North Carolina	Hospital Products
Liscate, Italy	International
Ludwigshafen, Germany	International
Matsudo, Japan	International
McPherson, Kansas	Hospital Products
Mexico City, Mexico	International
Montreal, Canada	International
Morgan Hill, California	Hospital Products
North Chicago, Illinois	Pharmaceutical Products and Hospital Products
Queenborough, England	International
Redwood City, California	Hospital Products
Rocky Mount, North Carolina	Hospital Products
Salt Lake City, Utah	Hospital Products
San Jose, Costa Rica	Hospital Products
Santa Clara, California	Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland	Diagnostic Products and International
Sturgis, Michigan	Ross Products
St. Remy, France	International
Tokyo, Japan	Diagnostic Products
Whippany, New Jersey	Pharmaceutical Products
Zwolle, The Netherlands	International

        In addition to the above, Abbott has manufacturing facilities in six other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 16 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and generally are utilized at normal and acceptable levels.

        In the United States, including Puerto Rico, Abbott owns 10 distribution centers. Abbott also has 16 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Downers Grove, Illinois; Irving, Texas; Long Grove, Illinois; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California; San Diego, California; and Worchester, Massachusetts. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Canada, Germany, Ireland, Japan, The Netherlands, South Africa, Spain, and the United Kingdom.

        The corporate offices, and those principal plants in the United States that are listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3. LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2002), those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        On January 26, 2001, the United States District Court for the Northern District of Illinois dismissed, with prejudice, all of complaints that had been filed in 1999 on behalf of a purported class of purchasers of Abbott stock and consolidated in "In re Abbott Laboratories Securities Litigation". The United States Court of Appeals for the Seventh Circuit affirmed the dismissal on October 17, 2001. A similar complaint, filed by Lena Gallagher purportedly on behalf of a class of purchasers of ALZA stock, was also dismissed. The plaintiffs had alleged federal securities laws violations by Abbott in connection with Abbott's consent decree with the FDA regarding the manufacturing operations of Abbott's Diagnostic Products division in Lake County, Illinois. Plaintiffs have not sought further review and the litigation is now over.

        On March 28, 2001, the United States District Court for the Northern District of Illinois dismissed a number of shareholder derivative suits filed in 1999 against Abbott's directors in connection with Abbott's consent decree with the FDA. These suits had been consolidated as "In re Abbott Laboratories Derivative Shareholder Litigation". The plaintiffs alleged that the directors breached their duty of care by failing to prevent Abbott's alleged regulatory non-compliance and sought unspecified damages from the directors. Plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit. A virtually identical derivative action filed by Craig Heneghan and Marjory Motiaytis in the Circuit Court of Lake County, Illinois was also dismissed. The plaintiffs did not appeal that dismissal and that litigation is now over.

        In the mid-1990s a number of prescription pharmaceutical pricing antitrust suits were brought on behalf of retail pharmacies in federal and state courts as purported class actions alleging that Abbott, other pharmaceutical manufacturers and pharmaceutical wholesalers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. The federal cases are pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. In October, 2001, an order was issued remanding the federal cases to their courts of original jurisdiction. Various motions to consolidate these cases are pending. The state cases are pending in Clarke County, Alabama and Santa Clara County, California. The cases that previously were pending in Monterey County, California; San Francisco County, California (5 cases); San Joaquin County, California; Prentiss County,

Mississippi; Burleigh County, North Dakota; San Miguel County, New Mexico; Hughes County, South Dakota; Cocke County, Tennessee; and Marshall County, West Virginia have either been dismissed or settled. An investigation is also being conducted into the same allegations by the Illinois Attorney General.

        Three cases were pending in which Abbott seeks to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). The United States District Court for the Northern District of Illinois has granted Abbott's motion for summary judgment against Alra Laboratories, Inc. ("Alra") and has found that Alra's product infringes Abbott's patents. Alra has appealed to the Federal Circuit Court of Appeals. Abbott originally sued Alra on August 28, 1992. The United States District Court for the Northern District of Illinois has also granted Abbott's motion for summary judgment against TorPharm, a division of Apotex, Inc. ("TorPharm") holding that TorPharm's proposed product infringed Abbott's patents. TorPharm has appealed to the Federal Circuit Court of Appeals. Abbott originally sued TorPharm on October 24, 1997. On April 13, 2000, Abbott sued Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, LLC in the United States District Court for the Southern District of Florida alleging patent infringement. The court has stayed the litigation at the request of the parties.

        A number of antitrust cases were pending in federal court (including a case filed by the Attorneys General of the States of Colorado, Florida and Kentucky and a case filed by the Attorney General of West Virginia) and various state courts in connection with the settlement of litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In Re: Terazosin Hydrochloride, MDL No. 1317. The state cases include three cases filed in 1999 that have been consolidated and are pending in the Supreme Court of the State of New York, County of New York: Asher and New Utrecht Pharmacy; Drug Mart Pharmacy Company Corp.; and Lisanti. The other state cases are: State of West Virginia, filed in October 2001 in the Circuit Court in Wyoming County, West Virginia; Daniels, filed in May 2001 in Superior Court in Orange County, California; Hopper, filed in October 2001 in state court in the Superior Court in Pitt County, North Carolina; and, Schroeder, filed in January 2002 in the First Judicial District Court in Santa Fe County, New Mexico. Abbott has filed or intends to file a response to each complaint denying all substantive allegations. The State of New York, Office of the Attorney General, is conducting an investigation into the matter.

        A number of cases, brought as purported class actions on behalf of individuals or entities, were pending that allege generally that Abbott and other pharmaceutical companies reported false information in connection with certain drugs that are reimbursable under Medicare and Medicaid and generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees: State of West Virginia ex rel Darrell V. McGraw, Jr. Attorney General v. Warrick Pharmaceuticals Corp., Dey, Inc. Abbott Laboratories and Abbott Laboratories, Inc., filed in October, 2001 in state court in Kanawha County, West Virginia; Jonathan Peralta, a minor by and through his Guardian ad Litem, Filamena Iberia v. Abbott Laboratories, filed in October, 2001 in state court in Superior Court for the County of Los Angeles, California; Shirley Geller v. Abbott Laboratories, Inc. Baxter International, Glaxo Wellcome, Inc., Smithkline Beecham, Bristol-Myers Squibb Company, and Does 1 through 100, filed in October, 2001 in state court in Superior Court for the County of Los Angeles, California; Citizens for Consumer Justice, et. al. v. Abbott Laboratories, TAP Pharmaceutical Products, Inc. et. al., filed in December 2001 in the United States District Court for Massachusetts; Board of Trustees of Carpenters and Millwrights of Houston and Vicinity Welfare Trust Fund v. Abbott Laboratories, Inc., Baxter International, Baxter Healthcare Corporation, Baxter Pharmaceutical Products, Inc., Bristol-Myers Squibb Company, GlaxoSmithKline Corporation, Glaxo Wellcome, Inc., Pharmacia Corporation, Pharmacia & Upjohn Company, SmithKline Beecham Corporation, and TAP Holdings, Inc., filed in December 2001 in the United States District Court for the Eastern District of Texas; and, State of Nevada v. Abbott Laboratories, Inc., Baxter Pharmaceutical Products, Inc., Bayer Corporation,

Bristol-Myers Squibb Company, Dey, Inc., Glaxosmithkline Corporation, Glaxo Wellcome, Inc., Pharmacia Corporation, Pharmacia & Upjohn Company, Smith Kline Beecham Corporation, TAP Holdings, Inc., Warrick Pharmaceuticals Corporation and Does 1 through 100, filed in January 2002, in the Second Judicial District Court for the State of Nevada for Washoe County, Nevada. In addition, various state and federal agencies, including the United States Department of Justice and the California, Florida, Illinois, Nevada and Texas Attorneys General, are investigating Abbott's marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        The U.S. Attorney's office in the Southern District of Illinois is conducting an investigation of the enteral nutrition industry, including Abbott. On July 24, 2001, Abbott received a subpoena for documents from the U.S. Attorney's office and is cooperating with the investigation.

        In its Form 10-Q for the fiscal quarter ending September 30, 2001, Abbott disclosed that TAP reached a settlement with the United States Department of Justice regarding TAP's marketing and pricing practices for leuprolide acetate depot suspension (a drug TAP markets as Lupron Depot®) and that the settlement was subject to court approval. On December 6, 2001, the United States District Court for the District of Massachusetts accepted TAP's plea, imposed the agreed-upon criminal fine and placed TAP on probation for 5 years.

        A number of cases have been brought against TAP, Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron, a product reimbursable under Medicare. Three are pending in the United States District Court for the Northern District of Illinois: Russano (filed September 7, 2001); Mechanical Contractors—UA Local 119 Welfare Plan (filed September 25, 2001); and Townsend (filed June 12, 2001). Four are pending in the United States District Court for the District of Massachusetts: Beacon Health Plans, Inc. (filed May 24, 2001); Porter (filed May 18, 2001); Maczak (filed on June 19, 2001); and Empire Healthcare, Inc. d/b/a Empire Blue Cross (filed January 2, 2002). The other cases pending in federal court are: Brickly (filed in the United States District Court for the Northern District of Alabama on October 31, 2001); Goetting (filed in the United States District Court for the Southern District of Illinois on October 24, 2001), and Twin City Bakery Workers Health and Welfare Fund (filed in the United States District Court for Minnesota on November 5, 2001). Cases are also pending in various state courts: Campbell-Hubbard (filed on June 27, 2001 in San Francisco, California); Clark (filed on July 20, 2001 in Williamson County, Illinois); Walker (filed October 18, 2001 in Cape May County, New Jersey); and Southerland (filed October 29, 2001 Lenoir County, North Carolina). Each case is brought as a purported class action on behalf of individuals and/or insurance plans that paid any portion of the twenty percent co-payment cost under Medicare for Lupron based on its average wholesale price and seek treble damages, and other relief. Abbott and TAP have filed or intend to file a response in each case denying all substantive allegations.

        Three shareholder derivative suits were pending in state court in the Circuit Court of Cook County, Illinois relating to the TAP settlement: Zimmerman v. Leiden (filed October 4, 2001); Thierman v. Leiden (filed October 4, 2001); and Raftery v. Leiden (filed October 17, 2001). The cases name Abbott's current directors (other than R. A. Gonzalez, who was not a director at the time of the settlement) as defendants and allege the defendants breached their fiduciary duties by failing to take action to prevent improper marketing and pricing practices at TAP. The plaintiffs request damages, a return of salaries, reimbursement of their legal fees and costs, and various forms of other relief from those directors on behalf of Abbott. The federal case, Corwin v. Austin, was filed in the United States District Court for the Northern District of Illinois on October 5, 2001. The plaintiffs have filed a motion requesting the court to dismiss the federal case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers of Abbott are elected annually by the board of directors. All other officers may be elected by the board or appointed by the chairman of the board. All officers are either elected at the first meeting of the board of directors held after the annual shareholder meeting or appointed by the chairman after that board meeting. Each officer holds office until a successor has been duly elected or appointed and qualified or until the officer's death, resignation, or removal. Vacancies may be filled at any time by the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott. Any officer appointed by the chairman of the board may be removed by the chairman whenever, in the chairman's judgment, removal would serve the best interests of Abbott. A vacancy in any office appointed by the chairman of the board may be filled by the chairman.

        Current corporate officers, and their ages as of March 1, 2002, are listed below. The officers' principal occupations and employment from January 1997 to March 1, 2002 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White**, 46

        1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

        1998 to 1999 — Executive Vice President and Director.

        1997 to 1998 — Senior Vice President, Diagnostic Operations.

        Elected Corporate Officer — 1993.

Richard A. Gonzalez**, 48

        2001 to present — President and Chief Operating Officer, Medical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Medical Products.

        1998 to 2000 — Senior Vice President, Hospital Products.

        1997 to 1998 — Vice President, Abbott HealthSystems.

        Elected Corporate Officer — 1995.

Jeffrey M. Leiden**, 46

        2001 to present — President and Chief Operating Officer, Pharmaceutical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

        2000 — Senior Vice President, Chief Scientific Officer and Director.

        1999 to 2000 — Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School.

        1997 to 1999 — Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology, University of Chicago.

        Elected Corporate Officer — 2000.

Christopher B. Begley**, 49

        2000 to present — Senior Vice President, Hospital Products.

        1999 to 2000 — Senior Vice President, Chemical and Agricultural Products.

        1998 to 1999 — Vice President, Abbott HealthSystems.

        1997 to 1998 — Vice President, MediSense Operations.

        Elected Corporate Officer — 1993.

Thomas D. Brown**, 53

        1998 to present — Senior Vice President, Diagnostic Operations.

        1997 to 1998 — Vice President, Diagnostic Commercial Operations.

        Elected Corporate Officer — 1993.

Jose M. de Lasa**, 60

        1997 to present — Senior Vice President, Secretary and General Counsel.

        Elected Corporate Officer — 1994.

William G. Dempsey**, 50

        1999 to present — Senior Vice President, International Operations.

        1998 to 1999 — Senior Vice President, Chemical and Agricultural Products.

        1997 to 1998 — Vice President, Hospital Products Business Sector.

        Elected Corporate Officer — 1996.

Gary L. Flynn**, 52

        2001 to present — Senior Vice President, Ross Products.

        1999 to 2001 — Vice President and Controller.

        1997 to 1999 — Divisional Vice President and Controller, Ross Products.

        Elected Corporate Officer — 1999.

Thomas C. Freyman**, 47

        2001 to present — Senior Vice President, Finance and Chief Financial Officer.

        1999 to 2001 — Vice President, Hospital Products Controller.

        1997 to 1999 — Vice President and Treasurer.

        Elected Corporate Officer — 1991.

David B. Goffredo**, 47

        2001 to present — Senior Vice President, Pharmaceutical Operations.

        1998 to 2001 — Vice President, European Operations.

        1997 to 1998 — Vice President, Pharmaceutical Products, Marketing and Sales.

        Elected Corporate Officer — 1995.

Thomas M. Wascoe**, 55

        1999 to present — Senior Vice President, Human Resources.

        1997 to 1999 — Divisional Vice President, Human Resources, Diagnostic Products.

        Elected Corporate Officer — 1999.

Lance B. Wyatt**, 57

        2000 to present — Senior Vice President, Specialty Products.

        1997 to 2000 — Vice President, Corporate Engineering.

        Elected Corporate Officer — 1995.

Catherine V. Babington, 49

        1997 to present — Vice President, Investor Relations and Public Affairs.

        Elected Corporate Officer — 1995.

Mark E. Barmak, 60

        2000 to present — Vice President, Government Affairs.

        1997 to 2000 — Vice President, Litigation and Government Affairs.

        Elected Corporate Officer — 1995.

Michael G. Beatrice, 54

        1999 to present — Vice President, Corporate Regulatory and Quality Science.

        1997 to 1999 — Executive Vice President and General Manager, Quintiles Strategic Product Development Consulting Services (global regulatory and quality systems consultation service organization).

        Elected Corporate Officer — 1999.

Douglas C. Bryant, 44

        2002 to present — Vice President, Diagnostic Operations, Europe, Africa and Middle East.

        1998 to 2002 — Vice President, Diagnostic Operations, Asia and Pacific.

        1997 to 1998 — Commercial Director, Asia and Pacific, Diagnostic Products.

        1997 — General Manager, United Kingdom and Ireland, Diagnostic Products.

        Elected Corporate Officer — 1998.

Gary R. Byers, 60

        1997 to present — Vice President, Internal Audit.

        Elected Corporate Officer — 1993.

Thomas F. Chen, 52

        1998 to present — Vice President, Pacific, Asia, and Africa Operations.

        1997 to 1998 — Regional Director, Taiwan and People's Republic of China.

        Elected Corporate Officer — 1998.

Michael J. Collins, 45

        2001 to present — Vice President, Diagnostic Operations, U.S.

        1998 to 2001 — Divisional Vice President and General Manager, MediSense Operations.

        1997 to 1998 — Divisional Vice President, Sales, Diagnostic Products.

        Elected Corporate Officer — 2001.

Edward J. Fiorentino, 43

        2001 to present — Vice President, MediSense.

        1998 to 2001 — Vice President, Pharmaceutical Products, Marketing and Sales.

        1997 to 1998 — Divisional Vice President, Marketing, Pharmaceutical Products.

        Elected Corporate Officer — 1998.

Stephen R. Fussell, 44

        1999 to present — Vice President, Compensation and Development.

        1997 to 1999 — Divisional Vice President, Compensation and Benefits.

        Elected Corporate Officer — 1999.

Mark F. Gorman, 44

        2002 to present — Vice President, Ross Products, Medical Nutritionals.

        2001 to 2002 — Divisional Vice President, Europe, Abbott International Division.

        2000 to 2001 — Divisional Vice President, Japan, Abbott International Division.

        1999 to 2000 — Affiliate General Manager, Puerto Rico, Abbott International Division.

        1996 to 1999 — Affiliate General Manager, Denmark, Iceland, and Norway, Abbott International Division.

        Elected Corporate Officer — 2002.

Robert B. Hance, 42

        2002 to present — Vice President, Vascular Devices.

        1999 to 2002 — Vice President, Diagnostic Operations, Europe, Africa and Middle East.

        1997 to 1999 — Divisional Vice President, European Region, Diagnostic Products.

        1997 — Area Business Development Director, Europe, Middle East and Africa, Diagnostic Products.

        Elected Corporate Officer — 1999.

Guillermo A. Herrera, 48

        2001 to present — Vice President, European Operations.

        1998 to 2001 — Vice President, Latin America and Canada Operations.

        1997 to 1998 — Vice President, Latin America Operations.

        Elected Corporate Officer — 1996.

Terrence C. Kearney, 48

        2001 to present — Vice President and Treasurer.

        1997 to 2001 — Divisional Vice President and Controller, International Division.

        Elected Corporate Officer — 2001.

James J. Koziarz, 53

        1997 to present — Vice President, Diagnostic Products Research and Development.

        Elected Corporate Officer — 1993.

John C. Landgraf, 49

        2000 to present — Vice President, Corporate Engineering.

        1997 to 2000 — Divisional Vice President, Manufacturing, Abbott International Division.

        1997 — Divisional Vice President, Commercial Operations, Chemical and Agricultural Products.

        Elected Corporate Officer — 2000.

Elaine R. Leavenworth, 43

        2001 to present — Vice President, Washington Government Affairs.

        1999 to 2001 — Vice President, Abbott HealthSystems.

        1997 to 1999 — Divisional Vice President, Licensing and New Business Development, Abbott International Division.

        1997 — Director, Licensing and Acquisitions, Abbott International Division.

        Elected Corporate Officer — 1999.

Gerald Lema, 41

        2002 to present — Vice President, Diagnostic Operations, Asia and Pacific.

        1999 to 2002 — Divisional Vice President, Europe, Africa and Middle East, Diagnostic Products.

        1996 to 1999 — Affiliate General Manager, Turkey, Abbott International Division.

        Elected Corporate Officer — 2002.

John M. Leonard, 44

        2001 to present — Vice President, Global Pharmaceutical Drug Development.

        1999 to 2001 — Vice President, Pharmaceutical Development.

        1997 to 1999 — Divisional Vice President, Pharmaceutical Development, Pharmaceutical Products Research and Development.

        1997 — Therapeutic Area Venture Head, Pharmaceutical Products Research and Development.

        Elected Corporate Officer — 1999.

Holger Liepmann, 50

        2001 to present — Vice President, Japan Operations, Abbott International Division.

        1999 to 2001 — Divisional Vice President and Regional Director, Europe.

        1997 to 1999 — General Manager.

        Elected Corporate Officer — 2001.

Greg W. Linder**, 45

        2001 to present — Vice President and Controller.

        1999 to 2001 — Vice President and Treasurer.

        1997 to 1999 — Divisional Vice President and Controller, Hospital Products.

        Elected Corporate Officer — 1999.

John F. Lussen, 60

        1997 to present — Vice President, Taxes.

        Elected Corporate Officer — 1985.

Richard J. Marasco, 46

        2001 to present — Vice President, Ross Products, Pediatrics.

        1999 to 2001 — Divisional Vice President and General Manager, Neuroscience, Pharmaceutical Products Division.

        1999 — Divisional Vice President, Marketing.

        1997 to 1999 — Regional Manager, Middle East, Africa, Turkey.

        Elected Corporate Officer — 2001.

Heather L. Mason, 42

        2001 to present — Vice President, Pharmaceutical Products, Specialty Operations.

        2001 — Divisional Vice President and General Manager Diabetes/Metabolics, Pharmaceutical Products Division.

        2000 to 2001 — Divisional Vice President, Oncology and Managed Healthcare.

        1998 to 2000 — Divisional Vice President, Managed Healthcare.

        1997 to 1998 — Business Unit Director, Managed Healthcare.

        1997 — National Accounts Director, Managed Healthcare.

        Elected Corporate Officer — 2001.

P. Loreen Mershimer, 47

        2001 to present — Vice President, Hospital Products Business Sector.

        1998 to 2001 — Divisional Vice President, Hospital Business Systems.

        1997 to 1998 — General Manager, Renal Care.

        Elected Corporate Officer — 2001.

Edward L. Michael, 45

        1999 to present — Vice President, Diagnostic Assays and Systems.

        1997 to 1999 — Vice President, Diagnostic Operations, Europe, Africa, and Middle East.

        1997 — Director, Area Operations and Scientific Development.

        Elected Corporate Officer — 1997.

Karen L. Miller, 48

        2000 to present — Vice President, Information Technology.

        1997 to 2000 — Divisional Vice President, Information Systems, Diagnostic Products.

        1997 — Director, Business Systems, Diagnostic Products.

        Elected Corporate Officer — 2000.

Joseph M. Nemmers Jr., 48

        2001 to present — Vice President, Hospital Products Business Sector.

        2001 — Divisional Vice President, Acquisition Integration Management, International Division.

        1999 to 2001 — Vice President and Executive Director, Clara Abbott Foundation.

        1999 — Director, Marketing & Sales Service.

        1998 to 1999 — Director, Field Operations.

        1997 to 1998 — Director, Materials Management, Pharmaceutical Products Division.

        Elected Corporate Officer — 2001.

Daniel W. Norbeck, 43

        2001 to present — Vice President, Global Pharmaceutical Discovery.

        1999 to 2001 — Vice President, Pharmaceutical Discovery.

        1998 to 1999 — Divisional Vice President, Discovery, Pharmaceutical Products Research and Development.

        1997 to 1998 — Divisional Vice President, Area Head, Pharmaceutical Products Research and Development.

        Elected Corporate Officer — 1999.

Edward A. Ogunro, 49

        1999 to present — Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs.

        1997 to 1999 — Divisional Vice President, Immunodiagnostics and Chemistry, Diagnostic Products.

        Elected Corporate Officer — 1999.

Roberto Reyes, 48

        2001 to present — Vice President, Latin America and Canada.

        1998 to 2001 — Divisional Vice President and General Manager, Latin America and Canada, Diagnostic Products.

        1997 to 1998 — General Manager, Diagnostic Products.

        Elected Corporate Officer — 2001.

Mary T. Szela, 38

        2001 to present — Vice President, Pharmaceutical Products, Primary Care Operations.

        2001 — Vice President, Hospital Products Business Sector.

        1998 to 2001 — Divisional Vice President, Hospital Products Business Sector.

        1997 to 1998 — General Manager, Anesthesia, Hospital Products.

        Elected Corporate Officer — 2001.

Marcia A. Thomas, 54

        1999 to present — Vice President, Diagnostic Quality Assurance, Regulatory Affairs and Compliance.

        1997 to 1999 — Vice President, Quality Assurance and Regulatory Affairs.

        Elected Corporate Officer — 1996.

James L. Tyree, 48

        2001 to present — Vice President, Global Licensing / New Business Development.

        2000 to 2001 — Divisional Vice President, Licensing / New Business Development.

        1997 to 2000 — Divisional Vice President and General Manager, Abbott International Division.

        1997 — Deputy General Manager, Japan.

        1997 — President of Sugen, Inc. (A bio-pharmaceutical corporation).

        Elected Corporate Officer — 2001.

Steven J. Weger Jr., 57

        1997 to present — Vice President, Corporate Planning and Development.

        Elected Corporate Officer — 1996.

Susan M. Widner, 45

        2001 to present — Vice President, Abbott HealthSystems.

        1998 to 2001 — Vice President, Diagnostic Operations, U.S. and Canada.

        1997 to 1998 — Divisional Vice President, Worldwide Marketing, Diagnostic Products.

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

	Market Price Per Share
	2001		2000
	high	low	high	low
First Quarter	50.55	42.00	36 1/2	29 3/8
Second Quarter	54.00	43.43	44 11/16	35 3/8
Third Quarter	53.82	46.35	49	39 5/16
Fourth Quarter	57.17	50.40	56 1/4	45 7/16

        Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

Shareholders

        There were 97,760 shareholders of record of Abbott common shares as of December 31, 2001.

Dividends

        Quarterly dividends of $.21 per share and $.19 per share were declared on common shares in 2001 and 2000, respectively. Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Effective June 15, 2001, dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2001	2000	1999	1998	1997
	(dollars in millions, except per share data)
Net sales	$16,285.2	$13,745.9	$13,177.6	$12,512.7	$11,889.3
Net earnings	1,550.4	2,786.0	2,445.8	2,334.4	2,079.1
Basic earnings per common share	1.00	1.80	1.59	1.52	1.34
Diluted earnings per common share	0.99	1.78	1.57	1.50	1.32
Total assets	23,296.4	15,283.3	14,471.0	13,259.9	12,101.8
Long-term debt	4,335.5	1,076.4	1,336.8	1,339.7	938.0
Cash dividends declared per common share	.84	.76	.68	.60	.54

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Results of Operations

Sales

        The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2001 vs. 2000	18.5	0.7	20.1	(2.3)
2000 vs. 1999	4.3	(0.3)	6.6	(2.0)
1999 vs. 1998	5.3	(0.1)	6.1	(0.7)
Total U.S.
2001 vs. 2000	17.2	0.7	16.5	—
2000 vs. 1999	6.1	(0.7)	6.8	—
1999 vs. 1998	4.8	(0.5)	5.3	—
Total International
2001 vs. 2000	20.7	0.6	26.1	(6.0)
2000 vs. 1999	1.5	0.4	6.3	(5.2)
1999 vs. 1998	6.1	0.6	7.4	(1.9)
Pharmaceutical Products Segment (a)
2001 vs. 2000	45.7	2.8	42.9	—
2000 vs. 1999	7.6	(2.5)	10.1	—
1999 vs. 1998	2.7	—	2.7	—
Diagnostic Products Segment
2001 vs. 2000	0.2	(0.2)	4.2	(3.8)
2000 vs. 1999	(2.9)	—	0.7	(3.6)
1999 vs. 1998	8.9	(1.2)	10.7	(0.6)
Hospital Products Segment
2001 vs. 2000	10.8	(1.2)	12.0	—
2000 vs. 1999	11.5	(1.7)	13.2	—
1999 vs. 1998	2.7	(1.5)	4.2	—
Ross Products Segment
2001 vs. 2000	2.6	2.1	0.5	—
2000 vs. 1999	4.0	1.6	2.4	—
1999 vs. 1998	6.0	0.9	5.1	—
International Segment (a)
2001 vs. 2000	33.6	0.4	39.2	(6.0)
2000 vs. 1999	3.2	0.9	7.1	(4.8)
1999 vs. 1998	6.8	1.8	7.4	(2.4)
(a)
In 2001, Pharmaceutical and International segment sales were favorably impacted by the acquisition of the pharmaceutical business of BASF.

        Sales of new products in 2001 are estimated to be $939 million, excluding the effect of the acquisition of the pharmaceutical business of BASF. Increases, as disclosed in Note 14, in adult nutritionals in all three years and in anti-infectives in 1999 were primarily due to unit increases. The decreases in anti-infectives for 2001 and 2000 were due primarily to unit decreases.

Operating Earnings

        Gross profit margins (sales less cost of products sold, including distribution expenses) were 52.4 percent of net sales in 2001 and 54.6 percent in 2000 and 1999. The decrease in the gross profit margin in 2001 was due primarily to increased goodwill and intangibles amortization as a result of the acquisition of the pharmaceutical business of BASF and one-time integration charges, partially offset by favorable product mix. Gross profit margins in all years were also affected by productivity improvements, partially offset by the negative effect of the relatively stronger U.S. dollar, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures. In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical segments.

        As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 17, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities in the fourth quarter of 2001 and the first quarter of 2002. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

        The FDA announced in 1997 that all manufacturers of levothyroxine drug products (Synthroid), most of which had been on the market for many years, would be required as part of the agency's regulatory process to file either a New Drug Application (NDA), or a citizen petition showing that their products are not new drugs and therefore do not require an NDA. Synthroid's manufacturer at the time, Knoll Pharmaceutical Company, which Abbott acquired in March 2001, exercised the citizen petition option because of Synthroid's long history and excellent track record. On April 26, 2001, the FDA denied Knoll's petition. Abbott promptly responded to the FDA that Abbott would submit an NDA for Synthroid, which Abbott submitted on August 1, 2001. Abbott expects that the NDA review process will take approximately 10 to 12 months from the date the FDA filed the NDA. On July 11, 2001, the FDA published guidance on the distribution of levothyroxine sodium products during the NDA review process. The guidance allows Synthroid to remain on the market while the agency reviews the NDA Abbott has submitted for Synthroid. However, the guidance also requires that levothyroxine sodium products without approved NDAs are subject to gradually reducing quarterly limits on distribution as measured against the average monthly distribution during the six months ended August 1, 2001. By August 14, 2003, all levothyroxine sodium products without approved NDAs would be required to cease distribution. Upon NDA approval, the limits on distribution will be removed. In 2001, Abbott recorded U.S. net sales of Synthroid of $445 million.

        Research and development expense was $1.6 billion in 2001 and represented 9.7 percent of net sales, compared to 9.8 percent of net sales in 2000, and 9.1 percent of net sales in 1999. The increase in research and development expenses in 2001 was concentrated primarily on pharmaceutical products. Research and development expenditures continue to be concentrated on pharmaceutical and diagnostic products.

        Selling, general and administrative expenses increased 29.0 percent in 2001, net of the favorable effect of the relatively stronger U.S. dollar of 2.4 percent, compared to increases of 1.3 percent in 2000, and

3.5 percent in 1999. The increase in selling, general and administration in 2001 was due primarily to the acquisition of the pharmaceutical business of BASF. The increases, net of exchange, in all three years also reflect inflation and additional selling and marketing support primarily in the International, Pharmaceutical and Hospital segments.

        Abbott's income from TAP Pharmaceutical Products Inc. (TAP) Joint Venture was adversely affected in 2001 and 2000 as a result of the settlement of the U.S. Department of Justice investigation of TAP's marketing of Lupron, as discussed in Note 16.

Interest (Income) Expense, Net

        Net interest expense increased in 2001 primarily due to a higher level of borrowings as a result of the acquisition of the pharmaceutical business of BASF. Net interest expense decreased in 2000 and 1999 due to a lower level of borrowings and a higher level of investment securities.

Taxes on Earnings

        The effective income tax rates were 17.7 percent in 2001, 27.0 percent in 2000, and 28.0 percent in 1999. The 2001 tax rate is lower than the 2000 tax rate due primarily to the effect of the benefit of tax exemptions in several taxing jurisdictions in relation to Abbott's decreased pretax income in 2001 compared to 2000. Excluding the effects of the acquisitions of the pharmaceutical business of BASF and Vysis, Inc., the effective tax rate for 2001 would have been approximately 26 percent. The 2000 tax rate was lower than the 1999 tax rate due, in part, to the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc.

Earnings

        Abbott recorded certain nonrecurring charges to earnings in 2001 primarily related to the acquisitions of the pharmaceutical business of BASF and of Vysis, Inc. and other items. Management's analysis of these nonrecurring items compared to reported net income and diluted earnings per share in accordance with generally accepted accounting principles (GAAP) is as follows:

Description	Amount
(in millions, except per share amounts)
Acquired in-process research and development	$1,330
TAP Pharmaceutical Products Inc. joint venture income adjustment relating to Lupron marketing settlements	289
Acquisition related charges other than acquired in-process research and development	262
Equity impairments and other charges	102

Total pretax nonrecurring charges	1,983
Taxes on nonrecurring charges	590

Net income effect of nonrecurring charges	1,393
Net income as reported (GAAP)	1,550

Net income excluding nonrecurring charges	$2,943

Diluted earnings per share effect of nonrecurring charges	$0.89
Diluted earnings per share as reported (GAAP)	0.99

Diluted earnings per share excluding nonrecurring charges	$1.88

Financial Condition

Cash Flow

        Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

        Abbott does not have material exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

Debt and Capital

        At December 31, 2001, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. As a result of the acquisition of the pharmaceutical business of BASF, Abbott's credit ratings were adjusted to reflect the increased borrowings that financed the acquisition.

        Under a registration statement filed with the Securities and Exchange Commission in 2001, Abbott issued $3.250 billion of long-term debt securities. Proceeds from this issuance were used to reduce short-term commercial paper borrowings, which were primarily used to finance the acquisition of the pharmaceutical business of BASF. Under the registration statement, Abbott may issue $250 million in the future in the form of debt securities or common shares without par value.

Working Capital

        At December 31, 2001, 2000, and 1999, working capital was $492 million, $3.1 billion, and $1.9 billion, respectively.

Capital Expenditures

        Capital expenditures of $1.2 billion in 2001, $1.0 billion in 2000, and $987 million in 1999 were principally for upgrading and expanding manufacturing, research and development, and administrative support facilities in all segments, and for laboratory instruments and hospital equipment placed with customers. This level of capital expenditures is expected to continue, with an increased proportion dedicated to the Hospital, International and Diagnostic segments.

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

Business Combinations and Divestiture

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term borrowings. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Acquired intangible assets, primarily product rights for currently marketed products	$3.5
Goodwill	2.4
Acquired in-process research and development	1.2
Deferred income taxes resulting primarily from nondeductible intangibles	(0.4)
Acquired net tangible assets	0.5

Total allocation of acquisition cost	$7.2

        The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development, and net tangible assets based on an independent appraisal of fair values as of the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

        Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. Certain costs of implementing formally approved plans have been included in the reported amount of goodwill above. Abbott expects that additional restructuring plans will be finalized and formally approved, which will increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges that will be recorded against earnings in the periods in which the integration plans are finalized.

        The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for currently marketed products, interest expense for estimated acquisition debt, and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	2001 Pro Forma	2000 Pro Forma
	(in billions, except per share amounts)
Net sales	$16.7	$16.1
Net income	2.3	2.5
Diluted earnings per common share	1.46	1.62

        In November 2001, Abbott acquired, for cash, all of the outstanding common stock of Vysis, Inc., a leading genomic disease management company. Of the cash acquisition cost of approximately $362 million, $162 million was allocated to developed technology, which will be amortized over 15 years, and $143 million was charged against earnings in 2001 for acquired in-process research and development. The remaining acquisition cost was allocated to net tangible assets and goodwill. Had this acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $138 million gain.

Restructuring Plans
(in millions of dollars)

        In 2001, Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
Restructuring charges	$195.5	$11.5	$207.0
Payments and other activity	(106.7)	(11.5)	(118.2)

Accrued balance at December 31, 2001	$88.8	$—	$88.8

        Of the $207.0 total restructuring charges, $155.5 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $13.3 as selling, general and administrative, and $2.4 as research and development. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. Approved restructuring plans cover 2,393 employees, of which approximately 1,200 were severed by year end. Employee groups covered under the restructuring plans include manufacturing, research and development, and sales and administrative-related functions.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. With the adoption of SFAS No. 142 on January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value-based test, beginning on the date of adoption of the new standard. Abbott is assessing the potential impact, if any, that may be caused by the assessment of impairment requirements of SFAS No. 142. Abbott estimates that annual goodwill amortization in 2001 subject to the new rule would have been approximately $80 million to $100 million on an after-tax basis.

        In addition, in 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Adoption of the provisions of these statements will not have a material effect on the financial statements of Abbott.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management
(Unaudited)

Interest Rate Sensitive Financial Instruments

        In 2001, Abbott entered into interest rate hedge contracts totaling $2.450 billion to manage its exposure to changes in the fair value of $2.450 billion of long-term debt due in July 2004 and 2006. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. As of December 31, 2001, and 2000, Abbott had $2.9 billion and $185 million, respectively, of domestic commercial paper outstanding with an average interest rate of 1.8% and 6.5%, respectively, and with an average remaining life of 14 days and three days, respectively. The fair market value of long-term debt at December 31, 2001, and 2000, amounted to $4.5 billion and $1.3 billion, respectively, and consisted primarily of fixed-rate (average of 5.5% and 6.1%, respectively) debt with maturities through 2023. As of December 31, 2001, and 2000, the fair market value of current and long-term investment securities maturing through 2023 amounted to $345 million and $571 million, respectively. Approximately 13 percent and 10 percent of these investments as of December 31, 2001, and 2000, respectively, have fixed interest rates (average of 7.4% and 6.9%, respectively), while the remaining investments have variable rates. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is a reasonably possible near-term change in rates.)

Market Price Sensitive Financial Instruments

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $262 million and $215 million, respectively, as of December 31, 2001, and 2000. A hypothetical 20 percent decrease in the share prices of these investments would decrease the fair value by approximately $52 million. (A 20 percent decrease is a reasonably possible near-term change in share prices.)

Non-Exchange-Traded Equity Secruities

        Abbott maintains a portfolio of equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $81 million and $75 million, respectively, as of December 31, 2001, and 2000. Abbott monitors these investments for other than temporary declines in estimated value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2001, and 2000, Abbott held $3.1 billion and $1.3 billion, respectively, of such contracts, which all mature in the next calendar year.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in the foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive (income) loss. Gains or losses will be included in cost of sales at the time the products are sold, generally through the end of 2002. At December 31, 2001, Abbott held $571 million of such contracts, which all mature in the next calendar year.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2001, and 2000:

	2001			2000
	Contract Amount	Average Exchange Rate	Fair and Carrying Value	Contract Amount	Average Exchange Rate	Fair and Carrying Value
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$2,381	0.91	$(21.9)	$318	0.87	$1.6
British Pound	752	0.71	(4.5)	269	0.67	13.0
Japanese Yen	208	120.4	2.8	212	106.5	5.3
All other currencies	352	N/A	0.9	472	N/A	1.4

Total	$3,693		$(22.7)	$1,271		$21.3

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings and Comprehensive Income
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2001	2000	1999
Net Sales	$16,285,246	13,745,916	$13,177,625

Cost of products sold	7,748,382	6,238,646	5,977,183
Research and development	1,577,552	1,351,024	1,193,963
Acquired in-process research and development	1,330,400	—	—
Selling, general and administrative	3,734,880	2,894,178	2,857,104
Gain on sale of agricultural business	—	(138,507)	—

Total Operating Cost and Expenses	14,391,214	10,345,341	10,028,250

Operating Earnings	1,894,032	3,400,575	3,149,375
Net interest expense	234,759	23,221	81,765
Income from TAP Pharmaceutical Products Inc. joint venture	(333,767)	(481,340)	(390,152)
Net foreign exchange (gain) loss	31,351	7,287	26,238
Other (income) expense, net	78,541	35,000	34,636

Earnings Before Taxes	1,883,148	3,816,407	3,396,888
Taxes on earnings	332,758	1,030,430	951,129

Net Earnings	$1,550,390	$2,785,977	$2,445,759

Basic Earnings Per Common Share	$1.00	$1.80	$1.59

Diluted Earnings Per Common Share	$0.99	$1.78	$1.57

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,550,408	1,548,015	1,536,762
Dilutive Common Stock Options	15,555	17,564	20,893

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,565,963	1,565,579	1,557,655

Outstanding Common Stock Options Having No Dilutive Effect	768	1,038	1,807

Comprehensive Income, net of tax:
Foreign currency translation adjustments	$(5,029)	$(198,951)	$(171,231)
Unrealized gains (losses) on marketable equity securities	21,107	18,752	(6,377)
Net gains (losses) on derivative instruments designated as cash flow hedges	11,408	—	—
Reclassification adjustments for realized gains	(18,984)	(17,712)	—

Other comprehensive income (loss)	8,502	(197,911)	(177,608)
Net Earnings	1,550,390	2,785,977	2,445,759

Comprehensive Income	$1,558,892	$2,588,066	$2,268,151

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$635,922	$630,893	$431,942
Cumulative unrealized (gains) on marketable equity securities	(29,804)	(27,681)	(26,641)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(11,408)	—	—

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2001	2000	1999
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,550,390	$2,785,977	$2,445,759
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation and amortization	1,168,018	827,431	828,006
Acquired in-process research and development	1,330,400	—	—
Investing and financing (gains) losses, net	159,936	69,914	93,723
Trade receivables	(279,167)	(260,790)	(176,347)
Inventories	(184,953)	(361,377)	(147,778)
Prepaid expenses and other assets	(962,005)	(397,714)	(521,265)
Trade accounts payable and other liabilities	732,482	621,078	299,048
Income taxes payable	51,747	(46,394)	213,936
Gain on sale of agricultural business	—	(138,507)	—

Net Cash From Operating Activities	3,566,848	3,099,618	3,035,082

Cash Flow From (Used in) Investing Activities:
Acquisitions of the pharmaceutical business of BASF and of Vysis, Inc. in 2001, and of certain assets of Glaxo Wellcome Inc.'s U.S. anesthesia business in 1999, net of cash acquired	(7,424,356)	—	(217,000)
Proceeds from sale of agricultural business	—	205,000	—
Acquisitions of property, equipment and other businesses	(1,163,707)	(1,035,873)	(987,098)
Purchases of investment securities	(179,618)	(68,085)	(210,797)
Proceeds from sales of investment securities	309,161	235,839	169,356
Other	73,646	45,455	12,187

Net Cash Used in Investing Activities	(8,384,874)	(617,664)	(1,233,352)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	2,741,000	(670,000)	(864,000)
Proceeds from issuance (retirement) of long-term debt, net	3,000,000	—	—
Other borrowing transactions, net	1,540	(2,769)	6,286
Issuance (purchases) of common shares	(17,364)	(464,856)	329,490
Proceeds from stock options exercised	169,422	135,570	42,235
Dividends paid	(1,270,782)	(1,145,894)	(1,003,295)

Net Cash From (Used in) Financing Activities	4,623,816	(2,147,949)	(1,489,284)

Effect of exchange rate changes on cash and cash equivalents	(62,630)	(27,884)	(19,587)

Net (Decrease) Increase in Cash and Cash Equivalents	(256,840)	306,121	292,859
Cash and Cash Equivalents, Beginning of Year	914,218	608,097	315,238

Cash and Cash Equivalents, End of Year	$657,378	$914,218	$608,097

Supplemental Cash Flow Information:
Income taxes paid	$984,079	$1,085,083	$882,957
Interest paid	232,431	113,922	145,055

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2001	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$657,378	$914,218	$608,097
Investment securities	56,162	242,500	115,199
Trade receivables, less allowances of — 2001: $195,585; 2000: $190,167; 1999: $238,956	2,812,727	2,179,451	2,055,839
Inventories —
Finished products	1,154,329	903,973	772,478
Work in process	487,310	370,407	338,818
Materials	570,396	466,951	384,148

Total inventories	2,212,035	1,741,331	1,495,444
Prepaid income taxes	1,112,247	896,083	918,617
Other prepaid expenses and receivables	1,568,640	1,402,658	1,226,558

Total Current Assets	8,419,189	7,376,241	6,419,754

Investment Securities	647,214	637,979	954,778

Property and Equipment, at Cost:
Land	332,268	245,850	202,858
Buildings	2,248,959	1,953,665	1,882,439
Equipment	8,097,044	7,597,553	7,339,578
Construction in progress	547,134	330,830	372,692

	11,225,405	10,127,898	9,797,567
Less: accumulated depreciation and amortization	5,673,858	5,310,987	5,027,508

Net Property and Equipment	5,551,547	4,816,911	4,770,059

Net Intangible Assets and Goodwill	7,294,320	1,555,260	1,574,851

Deferred Charges and Income Taxes, Investments in Joint Ventures and Other Assets	1,384,153	896,863	751,602

	$23,296,423	$15,283,254	$14,471,044

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2001	2000	1999
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,953,335	$479,454	$896,271
Trade accounts payable	1,525,215	1,355,985	1,226,854
Salaries, wages and commissions	557,672	401,366	383,552
Other accrued liabilities	2,285,644	1,549,245	1,433,424
Dividends payable	326,552	293,800	263,000
Income taxes payable	278,399	217,690	313,610

Total Current Liabilities	7,926,817	4,297,540	4,516,711

Long-Term Debt	4,335,493	1,076,368	1,336,789

Other Liabilities and Deferrals	1,974,681	1,338,440	1,189,949

Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares
Issued at stated capital amount — Shares: 2001: 1,571,816,976; 2000: 1,563,436,372; 1999: 1,564,670,440	2,643,443	2,218,234	1,939,673
Common shares held in treasury, at cost — Shares: 2001: 17,286,684; 2000: 17,502,239; 1999: 17,650,834	(252,438)	(255,586)	(257,756)
Unearned compensation — restricted stock awards	(18,258)	(18,116)	(23,028)
Earnings employed in the business	7,281,395	7,229,586	6,174,007
Accumulated other comprehensive loss	(594,710)	(603,212)	(405,301)

Total Shareholders' Investment	9,059,432	8,570,906	7,427,595

	$23,296,423	$15,283,254	$14,471,044

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2001	2000	1999
Common Shares:
Beginning of Year
Shares: 2001: 1,563,436,372; 2000: 1,564,670,440; 1999: 1,548,382,682	$2,218,234	$1,939,673	$1,310,500
Issued shares: 1999: 9,000,000	—	—	329,490
Issued under incentive stock programs Shares: 2001: 12,571,697; 2000: 11,424,234; 1999: 11,476,536	363,492	245,668	240,897
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	70,223	50,219	62,458
Retired — Shares: 2001: 4,191,093; 2000: 12,658,302; 1999: 4,188,778	(8,506)	(17,326)	(3,672)

End of Year
Shares: 2001: 1,571,816,976; 2000: 1,563,436,372; 1999: 1,564,670,440	$2,643,443	$2,218,234	$1,939,673

Common Shares Held in Treasury:
Beginning of Year
Shares: 2001: 17,502,239; 2000: 17,650,834; 1999: 17,710,838	$(255,586)	$(257,756)	$(46,735)
Private transaction in 1999
Shares purchased: 5,099,720;
Shares issued: 4,985,475	—	—	(211,822)
Issued under incentive stock programs
Shares: 2001: 215,555; 2000: 148,595; 1999: 174,249	3,148	2,170	801

End of Year
Shares: 2001: 17,286,684; 2000: 17,502,239; 1999: 17,650,834	$(252,438)	$(255,586)	$(257,756)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(18,116)	$(23,028)	$(25,796)
Issued at market value —
Shares: 2001: 198,000; 2000: 133,000; 1999: 162,500	(10,222)	(5,479)	(7,186)
Lapses — Shares: 2001: 52,000; 2000: 8,500	2,126	320	—
Amortization	7,954	10,071	9,954

End of Year	$(18,258)	$(18,116)	$(23,028)

Earnings Employed in the Business:
Beginning of Year	$7,229,586	$6,174,007	$4,743,315
Net earnings	1,550,390	2,785,977	2,445,759
Cash dividends declared on common shares (per share — 2001: $.84; 2000: $.76; 1999: $.68)	(1,303,534)	(1,176,694)	(1,038,895)
Cost of common shares retired in excess of stated capital amount	(202,926)	(557,628)	(194,990)
Cost of treasury shares issued below market value	7,879	3,924	218,818

End of Year	$7,281,395	$7,229,586	$6,174,007

Accumulated Other Comprehensive Loss:
Beginning of Year	$(603,212)	$(405,301)	$(227,693)
Other comprehensive income (loss)	8,502	(197,911)	(177,608)

End of Year	$(594,710)	$(603,212)	$(405,301)

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

        Abbott does not have material exposures to off-balance sheet arrangements, including special purpose entities, or activities that include non-exchange-traded contracts accounted for at fair value.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2001, 2000 and 1999 that materially affected the financial position or results of operations.

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

        LONG-LIVED ASSETS — Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Buildings	10 to 50 years (average 29 years	)
Equipment	3 to 20 years (average 11 years	)

        Intangible assets, primarily purchased intangible assets and goodwill resulting from business acquisitions, are amortized on a straight-line basis over 10 to 40 years (average 24 years). Accumulated amortization as of December 31, 2001, 2000, and 1999, was $728 million, $334 million, and $228 million, respectively.

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title to customers. Provisions for discounts and rebates to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales of product rights are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

        RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2001	2000	1999
Other prepaid expenses and receivables
Receivables purchased from TAP Pharmaceutical Products Inc. under a service agreement	$540,914	$514,200	$431,801
All other	1,027,726	888,458	794,757

Total	$1,568,640	$1,402,658	$1,226,558

Other liabilities and deferrals
Accrued post-employment costs	$692,003	$597,910	$537,309
All other	1,282,678	740,530	652,640

Total	$1,974,681	$1,338,440	$1,189,949

Net interest expense
Interest expense	$307,336	$113,938	$144,689
Interest income	(72,577)	(90,717)	(62,924)

Total	$234,759	$23,221	$81,765

Note 3 — Taxes on Earnings (dollars in thousands)

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $4,681,735 at December 31, 2001. Deferred income taxes not provided on these earnings would be approximately $1,019,447.

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

	2001	2000	1999
Earnings Before Taxes
Domestic	$442,150	$2,773,244	$2,505,060
Foreign	1,440,998	1,043,163	891,828

Total	$1,883,148	$3,816,407	$3,396,888

	2001	2000	1999
Taxes on Earnings
Current:
U.S. Federal and Possessions	$633,684	$825,608	$785,709
State	74,087	67,898	70,376
Foreign	388,950	194,944	235,459

Total current	1,096,721	1,088,450	1,091,544

Deferred:
Domestic	(741,213)	(70,383)	(112,398)
Foreign	(21,563)	11,812	(30,215)
Enacted tax rate changes	(1,187)	551	2,198

Total deferred	(763,963)	(58,020)	(140,415)

Total	$332,758	$1,030,430	$951,129

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2001	2000	1999
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Puerto Rico, the Dominican Republic, Ireland, the Netherlands, and Costa Rica	(14.6)	(5.0)	(5.2)
State taxes, net of federal benefit	0.8	1.2	1.4
Domestic dividend exclusion	(5.0)	(3.5)	(3.2)
All other, net	1.5	(0.7)	—

Effective tax rate	17.7%	27.0%	28.0%

        As of December 31, 2001, 2000, and 1999, total deferred tax assets were $2,412,064, $1,458,707, and $1,364,867, respectively, and total deferred tax liabilities were $913,614, $463,406, and $441,404, respectively. Valuation allowances for deferred tax assets were not significant. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2001	2000	1999
Compensation and employee benefits	$434,549	$344,641	$293,893
Trade receivable reserves	219,387	155,178	178,157
Inventory reserves	140,762	124,759	150,100
Deferred intercompany profit	254,276	204,052	184,687
State income taxes	100,265	53,610	46,964
Depreciation	(168,499)	(204,595)	(174,396)
Other, primarily acquired in-process research and development and other accruals and reserves not currently deductible, and the excess of book basis over tax basis of intangible assets	504,649	277,033	215,433

Total	$1,485,389	$954,678	$894,838

Note 4 — Investment Securities (dollars in thousands)

        The following is a summary of investment securities at December 31:

	2001	2000	1999
Current Investment Securities
Time deposits and certificates of deposit	$20,000	$232,500	$95,000
Other, primarily debt obligations issued or guaranteed by various governments or government agencies	36,162	10,000	20,199

Total	$56,162	$242,500	$115,199

	2001	2000	1999
Long-Term Investment Securities
Time deposits and certificates of deposit, maturing through 2003	$100,000	$120,000	$391,500
Corporate debt obligations, maturing through 2003	70,000	70,000	73,037
Debt obligations issued or guaranteed by various governments or government agencies, maturing through 2023	134,099	158,301	183,184
Equity securities	343,115	289,678	307,057

Total	$647,214	$637,979	$954,778

        Of the investment securities listed above, $323,974, $590,678, and $742,610 were held at December 31, 2001, 2000, and 1999, respectively, by subsidiaries operating in Puerto Rico under tax incentive grants expiring in 2015 and 2020. In addition, these subsidiaries held cash equivalents of $0, $85,925, and $11,900 at December 31, 2001, 2000, and 1999, respectively.

Note 5 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.

        Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2001	2000	1999	2001	2000	1999
Projected benefit obligations, January 1	$2,572,226	$2,259,741	$2,348,620	$741,372	$635,700	$714,946
Service cost — benefits earned during the year	144,982	118,863	131,670	33,133	30,034	31,933
Interest cost on projected benefit obligations	199,067	171,790	157,004	59,954	50,216	44,297
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs	127,509	162,753	(283,135)	165,251	65,375	(124,269)
Benefits paid	(132,137)	(109,589)	(97,399)	(43,599)	(39,953)	(31,207)
Acquisition of the pharmaceutical business of BASF	331,003	—	—	7,300	—	—
Other, primarily translation	(2,127)	(31,332)	2,981	—	—	—

Projected benefit obligations, December 31	$3,240,523	$2,572,226	$2,259,741	$963,411	$741,372	$635,700

Plans' assets at fair value, January 1, principally listed securities	$2,828,801	$3,100,222	$2,550,971	$35,335	$77,749	$82,528
Actual return on plans' assets	(198,581)	(154,748)	608,805	4,646	(6,097)	23,407
Company contributions	44,770	23,639	24,623	3,911	3,636	3,021
Benefits paid	(132,137)	(109,589)	(97,399)	(43,599)	(39,953)	(31,207)
Acquisition of the pharmaceutical business of BASF	123,755	—	—	—	—	—
Other, primarily translation	(22,904)	(30,723)	13,222	—	—	—

Plans' assets at fair value, December 31	$2,643,704	$2,828,801	$3,100,222	$293	$35,335	$77,749

Projected benefit obligations less than (greater than) plans' assets, December 31	$(596,819)	$256,575	$840,481	$(963,118)	$(706,037)	$(557,951)
Unrecognized actuarial (gains) losses, net	289,405	(287,242)	(837,234)	287,176	136,188	63,324
Unrecognized prior service cost	21,518	834	3,210	(58,079)	(64,390)	(68,682)
Unrecognized transition obligation	(1,062)	(1,808)	(10,486)	—	—	—

Accrued benefit cost	$(286,958)	$(31,641)	$(4,029)	$(734,021)	$(634,239)	$(563,309)

Service cost — benefits earned during the year	$144,982	$118,863	$131,670	$33,133	$30,034	$31,933
Interest cost on projected benefit obligations	199,067	171,790	157,004	59,954	50,216	44,297
Expected return on plans' assets	(261,753)	(233,056)	(200,260)	(1,940)	(6,176)	(6,813)
Net amortization	(213)	(3,994)	(3,082)	2,589	(1,573)	1,396

Net cost	$82,083	$53,603	$85,332	$93,736	$72,501	$70,813

        The projected benefit obligations for certain foreign defined benefit plans that do not have plan assets were $276,000, $65,000, and $64,000 at December 31, 2001, 2000, and 1999, respectively.

        Assumptions used for major benefit plans as of December 31 include:

	2001	2000	1999
Discount rate for determining obligations and interest cost	7 1/4%	7 1/2%	7 3/4%
Expected aggregate average long-term change in compensation	5%	5%	5%
Expected long-term rate of return on assets	9 1/2%	9 1/2%	9 1/2%

        A seven percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. This rate is assumed to decrease gradually to five percent in 2006.

        A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2001, by $170,941/$(103,550), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $19,334/$(12,046).

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $97,000 in 2001, $86,000 in 2000, and $76,000 in 1999.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Financial Instruments and Derivatives

        On January 1, 2001, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, all derivative instruments were recognized as either assets or liabilities at fair value, resulting in a transition credit to income of approximately $2.0 million, which is included in net foreign exchange (gain) loss in the Condensed Consolidated Statement of Earnings.

        In 2001, certain Abbott foreign subsidiaries entered into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $571 million at December 31, 2001, are designated as cash flow hedges of the variability of the cash flows due to changes in the foreign exchange rates. In 2001, Abbott recorded the contracts at fair value, resulting in an $11.4 million credit to accumulated other comprehensive (income) loss. No hedge ineffectiveness was recorded in income in 2001. Accumulated gains and losses will be included in cost of products sold at the time the products are sold, generally through the end of 2002.

        In 2001, Abbott entered into interest rate hedge contracts totaling $2.450 billion to manage its exposure to changes in the fair value of $2.450 billion of fixed-rate debt due in July 2004 and 2006. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. At December 31, 2001, Abbott recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2001.

        Abbott has designated a Japanese yen denominated liability as a hedge of the foreign currency exposure of Abbott's net investment in certain Japanese operations whose functional currency is the Japanese yen. Accordingly, changes in this liability due to fluctuations in foreign exchange rates are charged or credited to accumulated other comprehensive (income) loss. During 2001, approximately $669,000 was credited to accumulated other comprehensive (income) loss.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. Such contracts are also used for foreign currency denominated third-party trade payables and receivables. For intercompany loans, the contracts require Abbott to sell foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as net foreign exchange (gain) loss. At December 31, 2001, 2000, and 1999, Abbott held $3.1 billion, $1.3 billion, and $1.4 billion, respectively, of such foreign currency exchange contracts.

        The gross unrealized holding gains (losses) on current and long-term held-to-maturity investment securities totaled $2.0 million and $(17.2) million, respectively, at December 31, 2001; $1.3 million and $(21.4) million, respectively, at December 31, 2000; and $1.1 million and $(29.9) million, respectively, at December 31, 1999. The gross unrealized holding gains (losses) on available-for-sale equity securities totaled $57.0 million and $(1.8) million, respectively, at December 31, 2001; $80.3 million and $(34.0) million, respectively, at December 31, 2000; and $49.3 million and $(4.7) million, respectively, at December 31, 1999.

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

	2001		2000		1999
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$56.2	$56.2	$242.5	$238.0	$115.2	$114.4
Long-Term:
Held-to-Maturity Debt Securities	304.1	288.9	348.3	332.7	647.7	619.7
Available-for-Sale Equity Securities	343.1	343.1	289.7	289.7	307.1	307.1
Total Long-Term Debt	(4,337.9)	(4,453.2)	(1,326.5)	(1,328.6)	(1,337.0)	(1,280.2)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(38.7)	(38.7)	(8.1)	(8.1)	(23.9)	(23.9)
Receivable position	16.0	16.0	29.4	29.4	35.8	35.8
Interest Rate Hedge Contracts	21.8	21.8	—	—	—	—

Note 7 — Incentive Stock Program

      The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, performance units and foreign qualified benefits. Stock options, replacement stock options, limited stock appreciation rights, restricted stock awards and foreign qualified benefits have been granted and are currently outstanding under this program and prior programs. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2001, 2000 and 1999 vest equally over three years except for replacement options, which generally vest in six months. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied.

        At January 1, 2002, 40.9 million shares were reserved for future grants under the 1996 Program. Subsequent to year end, the Board of Directors granted approximately 21.7 million stock options from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 1999	64,605,029	$25.20
Granted	18,682,834	44.68
Exercised	(11,428,496)	20.74
Lapsed	(837,026)	32.16

December 31, 1999	71,022,341	30.96	42,410,885	$25.42

Granted	18,922,849	36.03
Exercised	(11,390,803)	21.21
Lapsed	(1,460,206)	33.99

December 31, 2000	77,094,181	33.59	45,315,980	30.12

Granted	23,118,789	48.64
Exercised	(12,571,690)	28.30
Lapsed	(1,369,321)	42.58

December 31, 2001	86,271,959	$38.25	50,383,606	$34.13

	Options Outstanding at December 31, 2001			Exercisable Options at December 31, 2001
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12 to $35	34,465,386	5.6	$27.64	23,963,033	$24.63
36 to 47	26,969,453	6.9	41.92	21,743,161	41.18
48 to 57	24,837,120	9.0	48.99	4,677,412	50.01

$12 to $57	86,271,959	7.0	$38.25	50,383,606	$34.13

        Abbott measures compensation cost using the intrinsic value-based method of accounting. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income and earnings per share (EPS) amounts would have been as follows:

	2001	2000	1999
Pro Forma Net Income (in billions)	$1.4	$2.6	$2.3
Pro Forma Basic EPS	0.89	1.71	1.51
Pro Forma Diluted EPS	0.88	1.69	1.49

        The weighted average fair value of an option granted in 2001, 2000 and 1999 was $13.31, $10.60 and $12.26, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Risk-Free Interest Rate	4.9%	6.8%	5.1%
Average Life of Options (years)	5.4	5.4	5.3
Volatility	27.0%	26.0%	24.0%
Dividend Yield	2.0%	2.0%	1.4%

Note 8 — Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2001	2000	1999
6.5% debentures, due 2001	$—	$—	$250,000
5.6% debentures, due 2003	200,000	200,000	200,000
5.125% debentures, due 2004	1,650,000	—	—
6.8% debentures, due 2005	150,000	150,000	150,000
5.625% debentures, due 2006	1,600,000	—	—
6.4% debentures, due 2006	250,000	250,000	250,000
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
Other	85,493	76,368	86,789

Total, net of current maturities	$4,335,493	$1,076,368	$1,336,789

        Principal payments required on long-term debt outstanding at December 31, 2001, are $2,379 in 2002, $202,157 in 2003, $1,672,200 in 2004, $151,243 in 2005, and $1,852,737 in 2006.

        At December 31, 2001, Abbott had $3,000,000 of unused domestic lines of credit, which support domestic commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted average interest rate on short-term borrowings was 1.9%, 5.9%, and 5.7% at December 31, 2001, 2000, and 1999, respectively.

Note 9 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Abbott's share of TAP's income was $334, $481, and $390 in 2001, 2000, and 1999, respectively. The investment in TAP was $392, $491, and $521 at December 31, 2001, 2000, and 1999, respectively. Dividends received from TAP were $433, $511, and $237 in 2001, 2000, and 1999, respectively. In addition, Abbott performs certain administrative, selling and manufacturing services for

TAP at negotiated rates that approximate fair market value for the services performed. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2001	2000	1999
Net sales	$3,787.2	$3,538.9	$2,927.5
Cost of products sold	938.6	881.5	686.4
Income before income taxes	1,204.1	1,503.7	1,240.4
Net income	667.5	962.7	780.3
	December 31
	2001	2000	1999
Current assets	$1,223.1	$1,675.8	$1,595.4
Total assets	1,588.1	2,019.4	1,850.2
Current liabilities	813.9	1,022.6	759.1

        Undistributed earnings of investments accounted for under the equity method amounted to $368 as of December 31, 2001.

Note 10 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2001	2000	1999
First Quarter
Net Sales	$3,559.9	$3,353.2	$3,313.3
Gross Profit	1,916.6	1,856.7	1,860.3
Net Earnings (Loss) (a)	(223.6)	693.0	668.7
Basic Earnings (Loss) Per Common Share	(.14)	.45	.44
Diluted Earnings (Loss) Per Common Share	(.14)	.44	.43
Market Price Per Share-High	50.55	36.50	51.44
Market Price Per Share-Low	42.00	29.38	43.00
Second Quarter
Net Sales	$4,099.1	$3,370.2	$3,259.2
Gross Profit	2,116.1	1,839.9	1,844.0
Net Earnings	529.0	685.2	645.0
Basic Earnings Per Common Share	.34	.44	.42
Diluted Earnings Per Common Share	.34	.44	.41
Market Price Per Share-High	54.00	44.69	53.31
Market Price Per Share-Low	43.43	35.38	41.94
Third Quarter
Net Sales	$4,181.2	$3,317.9	$3,137.2
Gross Profit	2,140.3	1,802.4	1,547.0
Net Earnings	631.4	654.4	468.1
Basic Earnings Per Common Share	.41	.42	.30
Diluted Earnings Per Common Share	.40	.42	.30
Market Price Per Share-High	53.82	49.00	45.88
Market Price Per Share-Low	46.35	39.31	36.31
Fourth Quarter
Net Sales	$4,445.1	$3,704.6	$3,467.9
Gross Profit	2,364.0	2,008.3	1,949.1
Net Earnings	613.6	753.4	664.0
Basic Earnings Per Common Share	.39	.49	.43
Diluted Earnings Per Common Share	.39	.48	.43
Market Price Per Share-High	57.17	56.25	42.88
Market Price Per Share-Low	50.40	45.44	33.00
(a)
First-quarter 2001 included a pretax charge for acquired in-process research and development of $1,015 related to the acquisition of the pharmaceutical business of BASF.

Note 11 — Stock Purchase Rights

        Common shares outstanding are subject to stock purchase rights. The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement. The rights were not exercisable at December 31, 2001.

Note 12 — Business Combinations and Divestiture

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term borrowings. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Acquired intangible assets, primarily product rights for currently marketed products	$3.5
Goodwill	2.4
Acquired in-process research and development	1.2
Deferred income taxes resulting primarily from nondeductible intangibles	(0.4)
Acquired net tangible assets	0.5

Total allocation of acquisition cost	$7.2

        The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development, and net tangible assets based on an independent appraisal of fair values as of the date of acquisition. Product rights for currently marketed products will be amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

        Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001, Abbott formally approved several restructuring plans and is continuing to assess and formulate further restructuring plans for specific business activities. Certain costs of implementing formally approved plans have been included in the reported amount of goodwill above. Abbott expects that additional restructuring plans will be finalized and formally approved, which will increase the amount of reported goodwill above. In addition, integration of the acquired operations will result in charges that will be recorded against earnings in the periods in which the integration plans are finalized.

        The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for currently marketed products, interest expense for estimated acquisition debt, and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	2001 Pro Forma	2000 Pro Forma
	(in billions, except per share amounts)
Net Sales	$16.7	$16.1
Net income	2.3	2.5
Diluted earnings per common share	1.46	1.62

        In November 2001, Abbott acquired, for cash, all of the outstanding common stock of Vysis, Inc., a leading genomic disease management company. Of the cash acquisition cost of approximately $362 million, $162 million was allocated to developed technology, which will be amortized over 15 years, and $143 million was charged against earnings in 2001 for acquired in-process research and development. The remaining acquisition cost was allocated to net tangible assets and goodwill. Had this acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In 2000, Abbott sold its agricultural products business to Sumitomo Chemical Co., Ltd., resulting in a $138 million gain.

Note 13 — Restructuring Plans (in millions of dollars)

        In 2001, Abbott began implementing restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
Restructuring charges	$195.5	$11.5	$207.0
Payments and other activity	(106.7)	(11.5)	(118.2)

Accrued balance at December 31, 2001	$88.8	$—	$88.8

        Of the $207.0 total restructuring charges, $155.5 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $35.8 is classified as cost of products sold, $13.3 as selling, general and administrative, and $2.4 as research and development. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. Approved restructuring plans cover 2,393 employees, of which approximately 1,200 were severed by year end. Employee groups covered under the restructuring plans include manufacturing, research and development, and sales and administrative-related functions.

Note 14 — Segment and Geographic Area Information (dollars in millions)

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

        INTERNATIONAL — Non-U.S. sales of Abbott's pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

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

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
Pharmaceutical (a)	$3,759	$2,580	$2,398	$1,409	$1,013	$1,238	$34	$43	$46	$23	$145	$177	$2,014	$1,719	$1,528
Diagnostics (b)	2,929	2,924	3,010	357	331	561	182	200	215	249	292	305	2,736	2,626	2,593
Hospital	2,778	2,507	2,249	738	660	523	107	111	115	164	183	161	1,934	1,702	1,567
Ross	2,088	2,035	1,957	752	720	634	67	65	71	70	47	42	889	899	870
International (a)(b)	4,418	3,307	3,204	949	782	675	111	86	104	255	150	180	3,632	2,576	2,485

Total Reportable Segments	15,972	13,353	12,818	$4,205	$3,506	$3,631	$501	$505	$551	$761	$817	$865	$11,205	$9,522	$9,043

Other	313	393	360

Net Sales	$16,285	$13,746	$13,178

(a)
Net sales and operating earnings were favorably impacted by the acquisition of the pharmaceutical business of BASF in 2001.

(b)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in each year presented.

	2001	2000	1999
Total Segment Operating Earnings	$4,205	$3,506	$3,631
Corporate functions (c)	261	147	118
Benefit plans costs	101	46	109
Non-reportable segments	9	(12)	(32)
Gain on sale of business	—	(139)	—
Net interest expense	235	23	82
Acquired in-process research and development	1,330	—	—
Income from TAP Pharmaceutical Products Inc.	(334)	(481)	(390)
Net foreign exchange (gain) loss	31	7	26
Other expenses, net(d)	689	99	321

Consolidated Earnings Before Taxes	$1,883	$3,816	$3,397

Total Segment Assets	$11,205	$9,522	$9,043
Cash and investments	1,361	1,795	1,678
Investment in TAP Pharmaceutical Products Inc.	392	491	521
Prepaid income taxes	1,112	896	919
Non-reportable segments	645	440	391
All other, net(e)	8,581	2,139	1,919

Total Assets	$23,296	$15,283	$14,471

(c)
2001 includes certain one-time charges related to the acquisition of the pharmaceutical business of BASF.

(d)
2001 includes amortization and restructuring charges relating to the acquisition of the pharmaceutical business of BASF.

(e)
2001 includes intangible assets related to the acquisitions of the pharmaceutical business of BASF and of Vysis, Inc.

	Net Sales to External Customers (f)			Long-Term Assets
	2001	2000	1999	2001	2000	1999
United States	$10,249	$8,762	$8,291	$8,308	$6,689	$6,820
Japan	748	708	664	128	143	164
Germany (g)	644	411	452	4,185	160	164
Canada	468	408	374	50	49	49
The Netherlands	349	340	309	97	71	62
Italy	496	308	335	152	95	97
All Other Countries	3,331	2,809	2,753	1,957	700	695

Consolidated	$16,285	$13,746	$13,178	$14,877	$7,907	$8,051

(f)
Sales by country are based on the country that sold the product or service.

(g)
2001 includes certain intangible assets related to the acquisition of the pharmaceutical business of BASF.

        The classes of products that contributed at least 10 percent to consolidated net sales in at least one of the last three years were:

	2001	2000	1999
Anti-Infectives	$1,258	$1,370	$1,431
Adult Nutritionals	1,489	1,426	1,357

Note 15 — Litigation and Environmental Matters

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

Note 16 — TAP Pharmaceutical Products Inc.

        In 2001, TAP Pharmaceutical Products Inc. (TAP) entered into an agreement with the United States Department of Justice to settle matters relating to its investigation involving TAP's marketing of its prostate cancer drug, Lupron, primarily in the early to mid- 1990s. In 2001, Abbott's income from the TAP joint venture was reduced by a charge of $274 million relating to TAP's settlement of this investigation.

        TAP and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. Abbott intends to file a response to each of the lawsuits denying all substantive allegations.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP and Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, investigations and remediation activities with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 17 — U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities in the fourth quarter of 2001 and the first quarter of 2002. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

Abbott Laboratories and Subsidiaries

Report of Independent Public Accountants

To the Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheet of Abbott Laboratories (an Illinois corporation) and Subsidiaries as of December 31, 2001, 2000, and 1999, and the related consolidated statement of earnings and comprehensive income, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of Abbott's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abbott Laboratories and Subsidiaries as of December 31, 2001, 2000, and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Chicago, Illinois January 15, 2002	Arthur Andersen LLP

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

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" to be included in the 2002 Abbott Laboratories Proxy Statement. The 2002 Proxy Statement will be filed on or about March 12, 2002. Also incorporated herein by reference is the text found under the caption, "Executive Officers of The Registrant" on pages 13 through 21 hereof.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2002 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2002 Proxy Statement will be filed on or about March 12, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated herein by reference is the text to be included under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2002 Proxy Statement. The 2002 Proxy Statement will be filed on or about March 12, 2002.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this Form 10-K.

        1.    Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 32 hereof, for a list of financial statements.

        2.    Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements:

Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	58
Schedules I, III, IV, and V are not submitted because they are not applicable or not required.
Supplemental Report of Independent Public Accountants	59
Individual Financial Statements of the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X.

        3.    Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 61, 62 and 63 of this Form 10-K.

  (b) Reports on Form 8-K during the quarter ended December 31, 2001:

    No reports on Form 8-K were filed during the quarter ended December 31, 2001.

  (c) Exhibits filed (see Exhibit Index on pages 61, 62 and 63).

  (d) Financial Statement Schedules filed (page 58).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 15, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 15, 2002 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ DAVID A. JONES David A. Jones Director of Abbott Laboratories
/s/ RICHARD A. GONZALEZ Richard A. Gonzalez President and Chief Operating Officer, Medical Products Group and Director of Abbott Laboratories	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden President and Chief Operating Officer, Pharmaceutical Products Group and Director of Abbott Laboratories	/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Senior Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ A. BARRY RAND A. Barry Rand Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories

/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories
/s/ H. LAURENCE FULLER H. Laurence Fuller Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions Charges to Income (a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2001	190,167	88,248	(82,830)	195,585
2000	238,956	(8,169)	(40,620)	190,167
1999	191,352	67,645	(20,041)	238,956
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Abbott Laboratories:

        We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Abbott Laboratories included in this Annual Report on Form 10-K, and have issued our report thereon dated January 15, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. Schedule II is the responsibility of Abbott's management, is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
January 15, 2002

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation by reference of our reports included in this Form 10-K into Abbott's previously filed Form S-8 Registration Statements 33-39798 for the Abbott Laboratories 1991 Incentive Stock Program, 333-09071, 333-43381, 333-69547, 333-93253, 333-52768 and 333-74228 for the Abbott Laboratories 1996 Incentive Stock Program, 333-13091 and 333-74222 for the Abbott Laboratories Ashland Union 401(k) Plan and Trust, 333-68268 for the Abbott Laboratories 401(k) Plan and Trust, 333-74220 for the Abbott Laboratories Deferred Compensation Plan, 333-76516 for the Abbott Laboratories Employee Share Ownership Plan, 333-75442 for the Abbott Laboratories Affiliate Employee Stock Purchase Plan, and 33-26685, 33-51585, 33-56897, 33-65127, 333-19511, 333-43383, 333-69579, 333-93257 and 333-74224 for the Abbott Laboratories Stock Retirement Plan and Trust; Abbott's previously filed post-effective Amendment No. 1 to Registration Statement on Form S-8 333-85867 for the Perclose, Inc. 1992 Stock Plan, Perclose, Inc. 1995 Director Option Plan, Perclose, Inc. 1997 Stock Plan and Perclose, Inc. 1995 Employee Stock Purchase Plan; and into Abbott's previously filed S-3 Registration Statements 33-50253, 333-06155, 333-63481, 333-65601, 333-83647, and 333-55446.

                      ARTHUR ANDERSEN LLP

Chicago, Illinois
February 20, 2002

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2001

10-K Exhibit Table Item No.
2.1	*Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on December 14, 2000 filed as Exhibit 2.1 to the 2000 Abbott Laboratories Annual Report on Form 10-K.***
2.2	Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories dated as of March 2, 2001.
2.3	Second Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on May 18, 2001.
2.4	Agreement and Third Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on July 24, 2001.
3.1	* Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.30, below.)
3.2	Corporate By-Laws, Abbott Laboratories.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-74220.
4.2	*Abbott Laboratories Employee Share Ownership Plan filed as Exhibit 4 to Registration Statement 333-76516.
4.3	* Indenture dated as of October 1, 1993, between Abbott Laboratories and Harris Trust and Savings Bank, filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.4	* Form of 5.6% Note issued pursuant to the Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.5	* Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.6	* Form of Medium-Term Note, Series A (Floating Rate) to be issued pursuant to the Indenture filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.7	* Resolution of Abbott's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.8	* Actions of the Authorized Officers with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.6 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.9	* Actions of the Authorized Officers with respect to Abbott's Medium-Term Notes, Series A filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.10	* Officers' Certificate and Company Order with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.8 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.

4.11	* Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.12	* Actions of Authorized Officers with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.13	* Officers' Certificate and Company Order with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.14	* Resolution of Abbott's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.15	* Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.16	* Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.17	* Actions of Authorized Officers with respect to Abbott's 6.4% Notes filed as Exhibit 4.15 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.18	* Officers' Certificate and Company Order with respect to Abbott's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.19	* Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.20	* Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.21	* Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.22	* Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.23	* Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.24	* Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.25	* Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A., filed as Exhibit 4.1 to Registration Statement 333-55446.
4.26	* Form of 5.125% Note issued pursuant to Indenture filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.27	* Form of 5.625% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.28	* Actions of Authorized Officers with Respect to Abbott's 5.125% Notes and its 5.625% Notes filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.29	* Officers' Certificate and Company Order with respect to Abbott's 5.125% Notes and its 5.625% Notes filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.

4.30	* Certificate of Designations, Preferences and Rights of the Series A Junior Participating Preferred Stock, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.31	* Rights Agreement, dated as of November 11, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.32	* Amendment No. 1 to Rights Agreement, dated as of December 7, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 20, 1999.
4.33	* Amendment No. 2 to Rights Agreement dated as of May 19, 2000 filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on May 19, 2000. Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	* Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	* The Abbott Laboratories 1991 Incentive Stock Program filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2001 on Form 10-Q.**
10.3	Abbott Laboratories 401(k) Supplemental Plan.**
10.4	Abbott Laboratories Supplemental Pension Plan.**
10.5	The 1986 Abbott Laboratories Management Incentive Plan.**
10.6	Abbott Laboratories Non-Employee Directors' Fee Plan.**
10.7	* The Abbott Laboratories 1996 Incentive Stock Program filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2001 on Form 10-Q.**
10.8	* 1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.**
10.9	* Form of Agreement Between Abbott Laboratories and each of M. D. White, R. A. Gonzalez, J. M. Leiden, C. B. Begley and W. G. Dempsey, regarding Change in Control filed as Exhibit 10.9 to the 2001 Abbott Laboratories Annual Report on Form 10-K.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23	Consent of Independent Public Accountants.
99.1	Cautionary Statement Regarding Forward-Looking Statements.

        The 2002 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 12, 2002.

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
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
Consolidated Statement of Earnings and Comprehensive Income
Consolidated Statement of Cash Flows
Consolidated Balance Sheet
Consolidated Statement of Shareholders' Investment
Notes to Consolidated Financial Statements
Report of Independent Public Accountants
Management Report on Financial Statements
PART III
PART IV
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2001