Form 10-Q
period 2002-03-31
ABBOTT LABORATORIES
filed 2002-05-02
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400
Telephone: (847) 937-6l00

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of March 31, 2002, the Corporation had 1,560,613,859 common shares without par value outstanding.

PART I.    FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries
Condensed Consolidated Financial Statements
(Unaudited)

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2002	2001
Net Sales	$4,189,289	$3,559,880

Cost of products sold	1,896,077	1,643,318
Research and development	356,681	318,280
Acquired in-process research and development	—	1,015,000
Selling, general and administrative	891,686	747,013

Total Operating Cost and Expenses	3,144,444	3,723,611

Operating Earnings (Loss)	1,044,845	(163,731)
Net interest expense	52,886	26,721
(Income) Loss from TAP Pharmaceutical Products Inc. joint venture	(158,462)	193,943
Net foreign exchange loss	24,723	9,070
Other (income) expense, net	(5,799)	(4,781)

Earnings (Loss) Before Taxes	1,131,497	(388,684)
Taxes on earnings (loss)	277,217	(165,071)

Net Earnings (Loss)	$854,280	$(223,613)

Basic Earnings (Loss) Per Common Share	$0.55	$(0.14)

Diluted Earnings (Loss) Per Common Share	$0.54	$(0.14)

Cash Dividends Declared Per Common Share	$0.235	$0.21

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,557,723	1,547,072
Dilutive Common Stock Options	21,675	—

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,579,398	1,547,072

Outstanding Common Stock Options Having No Dilutive Effect	22,558	92,791

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31
	2002	2001
Cash Flow From (Used in) Operating Activities:
Net earnings (loss)	$854,280	$(223,613)
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	241,110	204,798
Amortization of intangibles	82,011	25,270
Acquired in-process research and development	—	1,015,000
Trade receivables	62,891	74,907
Inventories	(176,016)	(166,095)
Other, net	99,337	(11,701)

Net Cash From Operating Activities	1,163,613	918,566

Cash Flow From (Used in) Investing Activities:
Acquisition of the pharmaceutical business of BASF	—	(6,376,439)
Acquisitions of property and equipment	(324,914)	(236,773)
Investment securities transactions	23,343	(29,884)
Other	5,765	11,808

Net Cash (Used in) Investing Activities	(295,806)	(6,631,288)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(390,000)	5,506,000
Other borrowing transactions, net	2,932	(8,147)
Common share transactions	108,431	30,896
Dividends paid	(326,598)	(288,803)

Net Cash (Used in) From Financing Activities	(605,235)	5,239,946

Effect of exchange rate changes on cash and cash equivalents	25,033	50,748

Net Increase (Decrease) in Cash and Cash Equivalents	287,605	(422,028)
Cash and Cash Equivalents, Beginning of Year	657,378	914,218

Cash and Cash Equivalents, End of Period	$944,983	$492,190

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(dollars in thousands)

	March 31 2002	December 31 2001
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$944,983	$657,378
Investment securities	48,896	56,162
Trade receivables, less allowances of $178,082 in 2002 and $195,585 in 2001	2,644,357	2,812,727
Inventories:
Finished products	1,239,458	1,154,329
Work in process	538,687	487,310
Materials	555,708	570,396

Total inventories	2,333,853	2,212,035
Prepaid expenses, income taxes, and other receivables	2,103,432	2,680,887

Total Current Assets	8,075,521	8,419,189

Investment Securities Maturing after One Year	634,211	647,214

Property and Equipment, at Cost	11,194,698	11,225,405
Less: accumulated depreciation and amortization	5,724,564	5,673,858

Net Property and Equipment	5,470,134	5,551,547
Deferred Charges and Income Taxes, Investment in Joint Ventures and Other Assets	1,311,087	1,384,153
Goodwill	3,240,160	3,177,646
Intangible Assets, net of amortization	4,034,663	4,116,674

	$22,765,776	$23,296,423

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,576,102	$2,953,335
Trade accounts payable	1,017,189	1,525,215
Salaries, income taxes, dividends payable, and other accruals	3,358,779	3,448,267

Total Current Liabilities	6,952,070	7,926,817

Long-Term Debt	4,324,300	4,335,493

Other Liabilities and Deferrals	2,043,603	1,974,681

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount—Shares: 2002: 1,576,557,543; 2001: 1,571,816,976	2,794,634	2,643,443
Common shares held in treasury, at cost— Shares: 2002: 15,943,684; 2001: 17,286,684	(232,826)	(252,438)
Unearned compensation—restricted stock awards	(91,283)	(18,258)
Earnings employed in the business	7,783,047	7,281,395
Accumulated other comprehensive loss	(807,769)	(594,710)

Total Shareholders' Investment	9,445,803	9,059,432

	$22,765,776	$23,296,423

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Supplemental Financial Information

	Three Months Ended March 31
	2002	2001
	(dollars in thousands)
Net interest expense:
Interest expense	$62,941	$51,046
Interest income	(10,055)	(24,325)

Total	$52,886	$26,721

Note 3—Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2001, include the effect of the charge for acquired in-process research and development and the adjustment to the TAP Pharmaceutical Products Inc. joint venture income relating to the Department of Justice investigation. The effective tax rates, net of the effect of the 2001 charges, are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Note 4—Litigation and Environmental Matters

        Abbott is involved in various claims and legal proceedings including a number of antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of individuals and retail pharmacies and name both Abbott and certain other pharmaceutical manufacturers and pharmaceutical wholesalers as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed a response to each of the complaints denying all substantive allegations.

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

Note 5—TAP Pharmaceutical Products Inc.

        In 2001, TAP Pharmaceutical Products Inc. (TAP) entered into an agreement with the United States Department of Justice to settle matters relating to its investigation involving TAP's marketing of its prostate cancer drug, Lupron. In the first quarter of 2001, Abbott's income from the TAP joint venture was reduced by a charge of $344 million relating to this investigation.

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

Note 6—U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. The FDA concluded its inspection of Abbott's facilities and issued its observations in January 2002. In February 2002, Abbott submitted its response to those observations. The FDA is expected to respond back to Abbott in mid- to late-May 2002, at which time the FDA is expected to conclude whether the operations are in conformance with the QSR. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

Note 7—Comprehensive Income, net of tax
(dollars in thousands)

	Three Months Ended March 31
	2002	2001
Foreign currency translation adjustments	$(204,951)	$46,247
Unrealized gains (losses) on marketable equity securities	6,491	(11,447)
Net gains (losses) on derivative instruments designated as cash flow hedges	(3,681)	—
Reclassification adjustment for realized gains	(10,918)	(18,299)

Other comprehensive (loss) income, net of tax	(213,059)	16,501
Net Earnings (Loss)	854,280	(223,613)

Comprehensive Income (Loss)	$641,221	$(207,112)

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$840,873	$584,646
Cumulative unrealized (gains) losses on marketable equity securities	(25,377)	2,065
Cumulative (gains) on derivative instruments designated as cash flow hedges	(7,727)	—

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

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings (Loss)
	2002	2001	2002	2001
Pharmaceutical	$950	$715	$291	$225
Diagnostics	679	704	62	85
Hospital	674	635	183	167
Ross	579	590	241	255
International	1,223	843	347	215

Total Reportable Segments	4,105	3,487	1,124	947
Other	84	73

Net Sales	$4,189	$3,560

Corporate functions			47	48
Benefit plans costs			31	20
Non-reportable segments			7	2
Net interest expense			53	27
Acquired in-process research and development			—	1,015
(Income) loss from TAP Pharmaceutical Products Inc.			(158)	194
Net foreign exchange loss			25	9
Other expense (income), net			(12)	21

Consolidated Earnings (Loss) Before Taxes			$1,131	$(389)

Note 9—Restructuring Charges
(dollars in millions)

        In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges, recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(28.7)

Accrued balance at March 31, 2002	$119.4

Note 10—Sale of Selsun Blue Product Rights

        In the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded the transaction in Net Sales in accordance with Abbott's revenue recognition accounting policies. Sale of the international product rights will be recorded as the appropriate regulatory approvals are received.

Note 11—Goodwill and Intangible Assets
(dollars in millions except per share amounts)

        Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill will be subject to at least an annual assessment of impairment by applying a fair-value-based test. Abbott will complete its assessment of goodwill impairment by June 2002. In 2002, Abbott recorded goodwill of $62.5 primarily related to restructuring charges associated with the acquisition of the pharmaceutical business of BASF. There were no reductions of goodwill in 2002 relating to impairments or disposal of all or a portion of a business. For internal management reporting purposes, goodwill is not allocated to reportable segments.

        The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three months ended March 31, 2001.

	Three Months Ended March 31, 2001
	Net (Loss)	(Loss) per Share
Amounts as reported	(223.6)	(0.14)
Amortization, net of income taxes	9.9	—

Proforma amounts	(213.7)	(0.14)

        The gross amount and accumulated amortization of amortizable intangible assets is as follows:

	March 31, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product Rights and Technology	$4,167	$431	$4,167	$352
Patient Base and Other	192	41	192	38

Total	$4,359	$472	$4,359	$390

        The estimated annual amortization expense for intangible assets as of December 31, 2001 is $328 in 2002, 2003 and 2004, $323 in 2005, and $314 in 2006. The net amount of intangible assets with indefinite lives, primarily registered tradenames, not subject to amortization is $148 at March 31, 2002 and December 31, 2001.

Note 12—Business Combinations

        On March 18, 2002, Abbott and Biocompatibles International plc reached an agreement for Abbott to acquire the cardiovascular stent business of Biocompatibles for approximately $235 million in cash. The transaction is expected to be completed in the second quarter of 2002, subject to regulatory approvals and customary closing conditions, and will result in a yet-to-be-determined charge for acquired in-process research and development.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition is accounted for under the purchase method of accounting.

Note 13—Subsequent Event

        In April 2002, Abbott announced a tender offer in Japan of $292 million to acquire the remaining 33.3 percent of the issued common shares of Hokuirku Seiyaku that it did not acquire through its purchase of the pharmaceutical business of BASF in 2001. The tender offer will commence on April 23, 2002 and expire on May 30, 2002.

FINANCIAL REVIEW

Results of Operations—First Quarter of 2002 Compared with Same Period in 2001

The following table details sales by reportable segment for the first quarter 2002:

	Three Months Ended March 31
	Net Sales to External Customers
			Percentage Change (a)
	2002	2001
	(dollars in millions)
Pharmaceutical	$950	$715	32.8
Diagnostics	679	704	(3.6)
Hospital	674	635	6.1
Ross	579	590	(1.9)
International	1,223	843	45.1

Total Reportable Segments	4,105	3,487	17.7
Other	84	73

Net Sales	$4,189	$3,560	17.7

Total U.S.	$2,572	$2,293	12.2

Total International	$1,617	$1,267	27.6

(a)
Percentage changes are based on unrounded numbers.

        Worldwide sales for the first quarter reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 20.2 percent over the first quarter 2001. Pharmaceutical and International segment sales were favorably impacted by the acquisition of the pharmaceutical business of BASF on March 2, 2001. Diluted earnings per common share for the quarter were 54 cents, compared to diluted loss per common share of 14 cents a year ago.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 54.7 percent for the first quarter 2002, compared to 53.8 percent for the first quarter 2001. This increase was due primarily to favorable product mix; partially offset by increased intangibles amortization as a result of the acquisition of the pharmaceutical business of BASF.

        Research and development expenses for the first quarter 2002 increased 12.1 percent over the comparable 2001 period, excluding acquired in-process research and development of $1.015 billion in the first quarter of 2001. The majority of research and development expenditures continues to be concentrated on pharmaceutical products.

        Selling, general and administrative expenses for the first quarter 2002 increased 19.4 percent over the comparable 2001 period, due primarily to increased spending as a result of the acquisition of the pharmaceutical business of BASF and increased selling and marketing support for new and existing products.

        As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 6, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). Under the terms of the amended consent decree, Abbott must ensure its diagnostics manufacturing operations are in conformance with the QSR by various dates through January 15, 2001. The FDA will determine Abbott's compliance with the QSR after an inspection of Abbott's facilities. The FDA concluded its inspection of Abbott's facilities and issued its observations in January 2002. In February 2002, Abbott submitted its response to those observations. The FDA is expected to respond back to Abbott in mid- to late-May 2002, at which time the FDA is expected to conclude whether the operations are in conformance with the QSR. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

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

Business Combination

        On March 18, 2002, Abbott and Biocompatibles International plc reached an agreement for Abbott to acquire the cardiovascular stent business of Biocompatibles for approximately $235 million in cash. The transaction is expected to be completed in the second quarter of 2002, subject to regulatory approvals and customary closing conditions, and will result in a yet-to-be-determined charge for acquired in-process research and development.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition is accounted for under the purchase method of accounting.

Restructuring Charges
(dollars in millions)

        In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges, recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(28.7)

Accrued balance at March 31, 2002	$119.4

Sale of Selsun Blue Product Rights

        In the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded the transaction in Net Sales in accordance with Abbott's revenue recognition accounting policies. Sale of the international product rights will be recorded as the appropriate regulatory approvals are received.

Net Interest Expense

        Net interest expense increased in the first quarter of 2002 due primarily to the acquisition of the pharmaceutical business of BASF in 2001.

Income from TAP Pharmaceutical Products Inc. Joint Venture

        For the three months ended March 31, 2001, Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected as a result of the U.S. Department of Justice investigation of TAP's marketing of Lupron as discussed in Note 5 to the condensed consolidated financial statements.

Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2001, include the effect of the charge for acquired in-process research and development and the adjustment to the TAP Pharmaceutical Products Inc. joint venture income relating to the Department of Justice investigation. The effective tax rates, net of these 2001 charges, are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Earnings (in millions, except per share amounts)

        Abbott recorded certain nonrecurring charges to earnings in the first quarter 2001 primarily related to the acquisition of the pharmaceutical business of BASF and other items. Management's analysis of these nonrecurring items compared to reported net income and diluted earnings per share for the three months ended March 31, 2001, in accordance with generally accepted accounting principles (GAAP) is as follows:

Description	Amount
Acquired in-process research and development	1,015
TAP Pharmaceutical Products Inc. joint venture income adjustment relating to Lupron	344
Acquisition related charges other than acquired in-process research and development	15

Total pretax nonrecurring charges	1,374
Taxes on nonrecurring charges	415

Net income effect of nonrecurring charges	959
Net loss as reported (GAAP)	(224)

Net income excluding nonrecurring charges	735

Diluted earnings per share effect of nonrecurring charges	0.61
Diluted loss per share as reported (GAAP)	(0.14)

Diluted earnings per share excluding nonrecurring charges	0.47

Liquidity and Capital Resources at March 31, 2002 Compared with December 31, 2001

        Net cash from operating activities for the first quarter 2002 totaled $1.2 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

        At March 31, 2002, Abbott had working capital of $1.1 billion compared to working capital of approximately $492 million at December 31, 2001. The increase in working capital in 2002 was primarily due to operating cash flows used to decrease short-term commercial paper borrowings.

        At March 31, 2002, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements.

        Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott may issue up to $250 million of securities in the future in the form of debt securities or common shares without par value.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including those described below. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        In its 2001 Form 10-K, Abbott reported that a number of prescription pharmaceutical pricing antitrust suits were pending in federal and state courts as purported class actions alleging that Abbott, other pharmaceutical manufacturers and pharmaceutical wholesalers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The federal cases were pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. An order has been issued remanding the Sherman Act claims in the federal cases to their courts of original jurisdiction. The Robinson-Patman Act claims in the federal cases against Abbott remain pending in the Northern District of Illinois.

        As previously reported in Abbott's 2001 Form 10-K, six cases were pending as purported class actions on behalf of individuals or entities that allege generally that Abbott and other pharmaceutical companies reported false information in connection with certain drugs that are reimbursable under Medicare and Medicaid, and generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The following three additional cases have been filed: Mary Robinson and Maggie Hudson v. Abbott Laboratories, Inc., Baxter International, Baxter Healthcare Corp., Baxter Pharmaceutical Products, Inc., Bayer Corp., Bristol-Myers Squibb Co., Glaxosmithkline Corp., Glaxo Wellcome, Inc., Pharmacia Corp., Pharmacia & Upjohn Co., Smith Kline Beecham Corp., and TAP Holdings, Inc., filed in March 2002 in the United States District Court for the Western District of Louisiana; State of Montana ex rel. Mike McGrath, Attorney General v. Abbott Laboratories, Inc., American Home Products Corporation, Amgen Inc., Astrazeneca, Aventis Pharma, Chiron, Baxter Pharmaceutical Products, Inc., Bristol-Myers Squibb Company, Dey, Inc., Smithkline Beecham Corporation d/b/a Glaxosmithkline Corporation, Pharmacia Corporation, Hoechst Marion Roussel, Inc., Immunex Corporation, Eli Lilly and Company, Schering-Plough Corp., Pharmacia & Upjohn Company, Smith Kline Beecham Corporation, Warrick Pharmaceuticals Corporation, and Does 1 through 200, filed in February 2002 in the First Judicial District Court for the State of Montana for Lewis and Clark County, Montana; and United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, and Action Alliance of Senior Citizens of Greater Philadelphia v. Abbott Laboratories, filed in November 2001 in the United States District Court for the Northern District of Illinois. Some of the plaintiffs and defendants in the federal cases have moved to consolidate all of the federal cases under the Multidistrict Litigation Rules. The following previously reported case was removed to the United States District Court for the Central District of California: Shirley Geller v. Abbott Laboratories, Inc., Baxter International, Glaxo Wellcome, Inc., Smithkline Beecham, Bristol-Myers Squibb Company, and Does 1 through 100 (filed in October 2001 in state court in Superior Court for the County of Los Angeles, California).

        In its 2001 Form 10-K, Abbott reported that a number of cases have been brought against TAP, Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron, a product reimbursable under Medicare. The previously reported federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re Lupron Marketing and Sales Practices Litigation, MDL 1430. In its 2001 Form 10-K, Abbott reported that four cases were pending in various state courts. One of those cases, Southerland (filed October 29, 2001 in Lenoir County, North Carolina), was removed to federal court in November 2001 and was dismissed without prejudice on

January 16, 2002. Four additional state cases have been filed. These cases include: Farris (filed December 19, 2001 in San Francisco, California); Stetser (filed December 31, 2001 in New Hanover County, North Carolina); Benoit (filed February 22, 2002 in Jefferson County, Texas); and Swanston (filed March 15, 2002 in Maricopa County, Arizona). Each case purports to be a class or representative action on behalf of individuals and/or insurance plans that paid any portion of the twenty percent co-payment cost under Medicare for Lupron based on its average wholesale price. Two similar cases have been filed in the United States District Court in Massachusetts by insurance carriers, but not as class actions or representative actions. They are: Empire Healthchoice (filed January 3, 2002) and Blue Cross and Blue Shield of Florida (filed January 21, 2002). The cases generally seek treble damages and other relief. Abbott and TAP have filed or intend to file a response in each case denying all substantive allegations.

        Abbott has previously reported that Corwin v. Austin, a shareholder derivative action relating to the TAP settlement, was pending in the United States District Court for the Northern District of Illinois. On January 29, 2002, the Court granted plaintiff's motion to dismiss the case without prejudice.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on April 26, 2002. The following is a summary of the matters voted on at that meeting.

          (a)  The shareholders elected the Company's entire Board of Directors. The persons elected to the Company's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
Roxanne S. Austin	1,317,589,989	11,293,537
H. Laurance Fuller	1,312,716,859	16,166,667
Richard A. Gonzalez	1,318,410,229	10,473,297
Jack M. Greenberg	1,317,450,249	11,433,277
David A. Jones	1,312,182,353	16,701,173
Jeffrey M. Leiden, M.D.	1,318,304,537	10,578,989
The Lord Owen CH	1,318,168,908	10,714,618
Boone Powell, Jr.	1,317,934,877	10,948,649
Addison Barry Rand	1,317,862,468	11,021,058
W. Ann Reynolds, Ph.D.	1,310,900,529	17,982,997
Roy S. Roberts	1,317,686,291	11,197,235
William D. Smithburg	1,315,311,741	13,571,785
John R. Walter	1,311,532,228	17,351,298
Miles D. White	1,317,035,388	11,848,138

          (b)  The shareholders rejected a shareholder proposal regarding HIV/AIDS-TB-Malaria. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
43,546,700	1,043,674,380	37,906,179	203,756,267

Item 6.    Exhibits and Reports on Form 8-K

a)	Exhibits
	2.1	Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on March 12, 2002—attached hereto.

	3.1	By-Laws of Abbott Laboratories, as amended and effective March 15, 2002—attached hereto.
	12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.
b)	Reports on Form 8-K

On March 21, 2002, Abbott Laboratories filed a Current Report on Securities and Exchange Commission Form 8-K reporting that on March 15, 2002, the Abbott Board of Directors adopted the recommendation of its Audit Committee that Arthur Andersen LLP be replaced as Abbott's auditors.

On April 1, 2002, Abbott Laboratories filed an amended Current Report on Securities and Exchange Commission Form 8-K/A reporting that on March 15, 2002, the Abbott Board of Directors adopted the recommendation of its Audit Committee that Arthur Andersen LLP be dismissed as Abbott's auditors and that this will occur upon the later of: (i) the engagement of a new independent public accounting firm or (ii) the filing of Abbott's quarterly report on Securities and Exchange Commission Form 10-Q for the period ending March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance & Chief Financial Officer
Date: May 2, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on March 12, 2002—attached hereto.
3.1	By-Laws of Abbott Laboratories, as amended and effective March 15, 2002—attached hereto.
12	Statement re: computation of ratio of earnings to fixed charges—attached hereto.

QuickLinks

PART I. FINANCIAL INFORMATION
Condensed Consolidated Statement of Earnings
Condensed Consolidated Statement of Cash Flows
Condensed Consolidated Balance Sheet
Notes to Condensed Consolidated Financial Statements
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX