Form 10-Q
period 2002-06-30
ABBOTT LABORATORIES
filed 2002-08-13
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 1-2189

ABBOTT LABORATORIES
An Illinois Corporation

I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6l00

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002, the Corporation had 1,562,265,533 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net Sales	$4,314,889	$4,099,119	$8,504,178	$7,658,999

Cost of products sold	2,166,590	1,983,064	4,062,667	3,626,382
Research and development	379,492	397,341	736,173	715,621
Acquired in-process research and development	107,700	172,000	107,700	1,187,000
Selling, general and administrative	978,008	948,202	1,869,694	1,695,215

Total Operating Cost and Expenses	3,631,790	3,500,607	6,776,234	7,224,218

Operating Earnings	683,099	598,512	1,727,944	434,781
Net interest expense	52,221	68,471	105,107	95,192
(Income) Loss from TAP Pharmaceutical Products Inc. joint venture	(177,251)	(159,658)	(335,713)	34,285
Net foreign exchange loss	18,369	9,651	43,092	18,721
Other (income) expense, net	5,303	17,133	(496)	12,352

Earnings Before Taxes	784,457	662,915	1,915,954	274,231
Taxes on earnings	192,192	133,867	469,409	(31,204)

Net Earnings	$592,265	$529,048	$1,446,545	$305,435

Basic Earnings Per Common Share	$0.38	$0.34	$0.93	$0.20

Diluted Earnings Per Common Share	$0.38	$0.34	$0.92	$0.20

Cash Dividends Declared Per Common Share	$0.235	$0.21	$0.47	$0.42

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,561,580	1,549,547	1,559,514	1,548,317
Dilutive Common Stock Options	12,380	19,594	17,027	9,797

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,573,960	1,569,141	1,576,541	1,558,114

Outstanding Common Stock Options Having No Dilutive Effect	46,460	3,028	22,558	3,028

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2002	2001
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,446,545	$305,435
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	433,650	386,138
Amortization of intangibles	166,398	155,115
Acquired in-process research and development	107,700	1,187,000
Trade receivables	(41,127)	40,097
Inventories	(161,508)	(189,325)
Other, net	130,824	(389,380)

Net Cash From Operating Activities	2,082,482	1,495,080

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses and technology	(585,999)	(6,826,102)
Acquisitions of property and equipment	(600,488)	(391,390)
Investment securities transactions	(2,940)	2,214
Other	9,232	16,914

Net Cash (Used in) Investing Activities	(1,180,195)	(7,198,364)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(844,000)	5,995,000
Other borrowing transactions, net	257,936	58,566
Common share transactions	121,794	90,080
Dividends paid	(693,521)	(619,010)

Net Cash (Used in) From Financing Activities	(1,157,791)	5,524,636

Effect of exchange rate changes on cash and cash equivalents	80,263	(70,823)

Net (Decrease) in Cash and Cash Equivalents	(175,241)	(249,471)
Cash and Cash Equivalents, Beginning of Year	657,378	914,218

Cash and Cash Equivalents, End of Period	$482,137	$664,747

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(dollars in thousands)

(Unaudited)

	June 30 2002	December 31 2001
Assets
Current Assets:
Cash and cash equivalents	$482,137	$657,378
Investment securities	221,009	56,162
Trade receivables, less allowances of $190,429 in 2002 and $195,585 in 2001	2,826,996	2,812,727
Inventories:
Finished products	1,245,354	1,154,329
Work in process	588,782	487,310
Materials	557,855	570,396

Total inventories	2,391,991	2,212,035
Prepaid expenses, income taxes, and other receivables	2,087,912	2,680,887

Total Current Assets	8,010,045	8,419,189

Investment Securities Maturing after One Year	398,662	647,214

Property and Equipment, at Cost	11,599,895	11,225,405
Less: accumulated depreciation and amortization	5,988,349	5,673,858

Net Property and Equipment	5,611,546	5,551,547
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,386,181	1,384,153
Goodwill	3,539,591	3,177,646
Intangible Assets, net of amortization	4,107,076	4,116,674

	$23,053,101	$23,296,423

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,390,909	$2,953,335
Trade accounts payable	1,043,758	1,525,215
Salaries, income taxes, dividends payable, and other accruals	3,433,632	3,448,267

Total Current Liabilities	6,868,299	7,926,817

Long-Term Debt	4,400,786	4,335,493

Post-employment obligations and other long-term liabilities	1,895,220	1,974,681

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount—Shares: 2002: 1,578,043,835; 2001: 1,571,816,976	2,856,073	2,643,443
Common shares held in treasury, at cost—Shares: 2002: 15,912,418; 2001: 17,286,684	(232,370)	(252,438)
Unearned compensation—restricted stock awards	(86,755)	(18,258)
Earnings employed in the business	7,996,151	7,281,395
Accumulated other comprehensive loss	(644,303)	(594,710)

Total Shareholders' Investment	9,888,796	9,059,432

	$23,053,101	$23,296,423

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2002

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in annual financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net interest expense:
Interest expense	$60,192	$90,175	$123,133	$141,221
Interest income	(7,971)	(21,704)	(18,026)	(46,029)

Total	$52,221	$68,471	$105,107	$95,192

Note 3—Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2001, include the effect of the charge for acquired in-process research and development relating to the acquisition of the pharmaceutical business of BASF and the adjustment to the TAP Pharmaceutical Products Inc. joint venture income relating to the Department of Justice investigation. The effective tax rates, net of the effect of these 2001 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

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

        The U. S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations for a particular quarter, but should not have a material adverse effect on Abbott's financial position.

        Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of company-owned locations. Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a loss exposure. No individual site cleanup exposure is expected to exceed $3 million, and the aggregate cleanup exposure is not expected to exceed $20 million.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. Except for the enteral nutritional investigation, Abbott has recorded reserves of approximately $150 million for its legal proceedings and environmental exposures including those discussed above and in Note 5. These reserves are best estimates, as defined by Statement of Financial Accounting Standards No. 5. While it is not feasible to predict the outcome of such proceedings with certainty, management believes that their ultimate disposition should not result in a loss materially different than the amount recorded, and should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except as noted above with respect to the enteral nutritional investigation.

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

Note 6—U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's

(FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations reached conformance with the QSR by various dates through January 15, 2001. The FDA would determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. In January 2002, the FDA concluded its inspection of Abbott's facilities and issued its observations. In February 2002, Abbott submitted its response to those observations. In May 2002, the FDA informed Abbott that its Lake County manufacturing operations were found not in conformity with the QSR. Abbott will incur a one-time charge of approximately $140 million pre-tax, or 7 cents per share, of which 6 cents per share, or $129 million pre-tax, has been recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

Note 7—Comprehensive Income, net of tax
(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Foreign currency translation gain (loss) adjustments	$250,504	$(170,257)	$45,553	$(124,010)
Unrealized gains (losses) on marketable equity securities	(73,738)	15,325	(67,247)	3,878
Net (losses) on derivative instruments designated as cash flow hedges	(11,289)	—	(14,970)	—
Reclassification adjustment for realized (gains) losses	(2,011)	4,612	(12,929)	(13,687)

Other comprehensive (loss) income, net of tax	163,466	(150,320)	(49,593)	(133,819)
Net Earnings	592,265	529,048	1,446,545	305,435

Comprehensive Income	$755,731	$378,728	$1,396,952	$171,616

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments			$590,369	$630,893
Cumulative unrealized losses (gains) on marketable equity securities			50,372	(27,681)
Cumulative losses on derivative instruments designated as cash flow hedges			3,562	—

Note 8—Segment Information (dollars in millions)

        Reportable Segments—Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products and services. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates, which approximate cost. Remaining costs, if any, are not allocated to revenue segments. The following segment information has been prepared in accordance with the internal performance measurement policies of Abbott, as described above. As a result, consolidated net sales and consolidated earnings before taxes are presented below in accordance with generally accepted accounting principles and reportable segment net sales and operating earnings are presented in accordance with the internal performance measurement policies of Abbott.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001	2002	2001	2002	2001
Pharmaceutical	$997	$895	$1,947	$1,610	$293	$310	$584	$535
Diagnostics	735	722	1,414	1,426	68	96	130	181
Hospital	762	686	1,436	1,321	208	190	391	357
Ross	515	511	1,094	1,101	159	188	400	443
International	1,243	1,187	2,466	2,030	316	248	663	463

Total Reportable Segments	4,252	4,001	8,357	7,488	1,044	1,032	2,168	1,979
Other	63	98	147	171

Consolidated Net Sales	$4,315	$4,099	$8,504	$7,659

Corporate functions					42	59	89	107
Benefit plans costs not allocated to revenue segments					2	21	33	41
Non-reportable segments					(1)	(5)	6	(3)
Net interest expense					52	68	105	95
Acquired in-process research and development					108	172	108	1,187
(Income) loss from TAP Pharmaceutical Products Inc.					(177)	(160)	(335)	34
Net foreign exchange loss					18	10	43	19
Other expense (income), net (a)					215	204	203	225

Consolidated Earnings Before Taxes					$785	$663	$1,916	$274

(a)
Other expense (income), net for 2002 includes $116 of the $129 one-time pre-tax charge relating to the U.S. FDA consent decree charge as discussed in Note 6. The remaining amount of the charge is included in the results of the diagnostic products segment.

Note 9—Restructuring Charges
(dollars in millions)

        In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges, recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(50.6)

Accrued balance at June 30, 2002	$97.5

Note 10—Sale of Selsun Blue Product Rights

        In the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded the gain in Net Sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Sale of the international product rights will be recorded as the appropriate regulatory approvals are received.

Note 11—Goodwill and Intangible Assets (dollars in millions except per share amounts)

        Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. Abbott completed its initial assessment of goodwill impairment in the second quarter 2002, which resulted in no impairment charges. Abbott will assess goodwill impairment in the third quarter of each year.

        In 2002, Abbott recorded goodwill of $59 relating to restructuring charges associated with the acquisition of the pharmaceutical business of BASF, $257 relating to the acquisitions of Biocompatibles International plc and Hokuriku Seiyaku and the translation of foreign currency denominated goodwill. There were no reductions of goodwill in 2002 relating to impairments or disposal of all or a portion of a business. For internal management reporting purposes, goodwill is not allocated to reportable segments.

        The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three months and six months ended June 30, 2001.

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Net Income	Earnings per Share	Net Income	Earnings per Share
Amounts as reported	$529	$0.34	$305	$0.20
Amortization, net of income taxes	30	0.02	40	0.02

Proforma amounts	$559	$0.36	$345	$0.22

        The gross amount and accumulated amortization of amortizable intangible assets is as follows:

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product Rights and Technology	$4,323	$512	$4,167	$352
Patient Base and Other	192	44	192	38

Total	$4,515	$556	$4,359	$390

        The estimated annual amortization expense for intangible assets is $339 in 2002, $346 in 2003 and 2004, $341 in 2005, and $335 in 2006. The net amount of intangible assets with indefinite lives, primarily registered tradenames, not subject to amortization is $148 at June 30, 2002 and December 31, 2001.

Note 12—Business Combinations and Technology Acquisition

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku, resulting in Abbott owning 95.5 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. The allocation of the purchase price was based on preliminary independent appraisals of fair values as of the dates of acquisition. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In the first quarter, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition was accounted for under the purchase method of accounting.

FINANCIAL REVIEW

Results of Operations—Second Quarter and First Six Months of 2002 Compared with Same Periods in 2001

        The following table details sales by reportable segment, presented in accordance with Abbott's internal performance measurement policies, for the second quarter and first six months of 2002 (dollars in millions):

	Net Sales to External Customers		Percentage Change (a)	Net Sales to External Customers		Percentage Change (a)
	Three Months Ended June 30			Six Months Ended June 30
	2002	2001		2002	2001
Pharmaceutical	$997	$895	11.5	$1,947	$1,610	21.0
Diagnostics	735	722	1.9	1,414	1,426	(0.8)
Hospital	762	686	11.0	1,436	1,321	8.6
Ross	515	511	0.6	1,094	1,101	(0.7)
International	1,243	1,187	4.8	2,466	2,030	21.5

Total Reportable Segments	4,252	4,001	6.3	8,357	7,488	11.6
Other	63	98	(35.7)	147	171	(14.0)

Net Sales	$4,315	$4,099	5.3	$8,504	$7,659	11.0

Total U.S.	$2,603	$2,459	5.8	$5,175	$4,752	8.9

Total International	$1,712	$1,640	4.4	$3,329	$2,907	14.5

  (a)
  Percentage changes are based on unrounded numbers.

        Worldwide sales for the second quarter and first six months reflect primarily unit growth. Excluding the negative effect of the relatively stronger U.S. dollar, sales increased 6.3 percent for the second quarter and 12.7 percent for the first six months, respectively, over the comparable 2001 periods. Pharmaceutical and International segment sales for the six months ended June 30, 2002 were favorably impacted by the acquisition of the pharmaceutical business of BASF in the first quarter of 2001. Diluted earnings per common share for the quarter were 38 cents, compared to 34 cents a year ago.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 49.8 percent for the second quarter 2002, compared to 51.6 percent for the second quarter 2001. First six months 2002 gross profit margin was 52.2 percent, compared to 52.7 percent for the first six months 2001. These decreases were due primarily to the one-time consent decree charge in 2002 and the negative effect of the relatively stronger U.S. dollar; partially offset by favorable product mix, and in the second quarter 2002 by the absence of goodwill amortization. The gross profit margin for the pharmaceutical products segment was negatively impacted by unfavorable product mix in the second quarter 2002 versus 2001. Gross profit margins for the diagnostic products segment were negatively impacted by the effect of the consent decree, as discussed below, for both the six months and second quarter 2002 and 2001.

        Research and development expenses, excluding acquired in-process research and development, decreased 4.5 percent in the second quarter 2002 and increased 2.9 percent in the six months ended June 30, 2002 over the comparable 2001 periods. The decrease in research and development in the second quarter is due primarily to the timing of spending for pharmaceutical programs. The majority of research and development expenditures continues to be concentrated on pharmaceutical products.

        Selling, general and administrative expenses for the second quarter 2002 and first six months 2002 increased 3.1 percent and 10.3 percent, respectively, over the comparable 2001 periods, due primarily to increased spending as a result of the acquisition of the pharmaceutical business of BASF, increased selling and marketing support for new and existing products and for the Ross products segment, increased promotional spending to counter competitive promotional spending.

        As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 6, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations reached conformance with the QSR by various dates through January 15, 2001. The FDA would determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. In January 2002, the FDA concluded its inspection of Abbott's facilities and issued its observations. In February 2002, Abbott submitted its response to those observations. In May 2002, the FDA informed Abbott that its Lake County manufacturing operations were found not in conformity with the QSR. Abbott will incur a one-time pre-tax charge of approximately $140 million, or 7 cents per share, of which 6 cents per share, or $129 million pre-tax, has been recorded in the second quarter of 2002. The majority of the charge is included in Other expense (income), net in the segment information in Note 8 to the condensed consolidated financial statements. In addition, as publicly disclosed on June 11, 2002, ongoing earnings per share is expected to be negatively impacted by approximately 9 cents per share in 2002 and 18 cents per share in 2003. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

        The FDA announced in 1997 that all manufacturers of levothyroxine drug products (Synthroid), most of which had been on the market for many years, would be required as part of the agency's regulatory process to file either a New Drug Application (NDA), or a citizen petition showing that their products are not new drugs and therefore do not require an NDA. Synthroid's manufacturer at the time, Knoll Pharmaceutical Company, which Abbott acquired in March 2001, exercised the citizen petition option because of Synthroid's long history and excellent track record. On April 26, 2001, the FDA denied Knoll's petition. Abbott promptly responded to the FDA that Abbott would submit an NDA for Synthroid, which Abbott submitted on August 1, 2001. On July 24, 2002, Abbott announced that it received U.S. FDA approval of its NDA for Synthroid. Prior to this approval, Abbott's distribution of Synthroid was subject to certain limits, which were lifted by this approval. In 2001, Abbott recorded U.S. net sales of Synthroid of $445 million.

        The U. S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations for a particular quarter, but should not have a material adverse effect on Abbott's financial position.

        On July 31, 2002 a jury concluded that Abbott's Gengraf product infringed a third party's patent and awarded $5 million in damages to the third party. Abbott intends to appeal the verdict. Sales of Gengraf in the six months ended June 30, 2002 were approximately $20 million.

Business Combinations and Technology Acquisition

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition,

Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku, resulting in Abbott owning 95.5 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In the first quarter, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition was accounted for under the purchase method of accounting.

Restructuring Charges
(dollars in millions)

        In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges, recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(50.6)

Accrued balance at June 30, 2002	$97.5

Sale of Selsun Blue Product Rights

        In the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded the gain in Net Sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Sale of the international product rights will be recorded as the appropriate regulatory approvals are received.

Interest Expense

        Interest expense decreased in both the second quarter and first six months of 2002 due primarily to lower interest rates.

Income from TAP Pharmaceutical Products Inc. Joint Venture

        In 2001, Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected as a result of the U.S. Department of Justice investigation of TAP's marketing of Lupron as discussed in Note 5 to the condensed consolidated financial statements.

Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2001, include the effect of the charge for acquired in-process research and development relating to the acquisition of the pharmaceutical business of BASF and the adjustment to the TAP Pharmaceutical Products Inc. joint venture income relating to the Department of Justice investigation. The effective tax rates, net of these 2001 charges, are less than the statutory U.S. Federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Earnings (in millions, except per share amounts)

        Abbott recorded certain one-time charges to earnings in the second quarter and first six months of 2002 and 2001. Management's analysis of these items compared to reported net income and diluted earnings per share for the three months and six months ended June 30, 2002 and 2001, in accordance with generally accepted accounting principles (GAAP) is as follows:

	Three Months Ended June 30		Six Months Ended June 30
Description
	2002	2001	2002	2001
Acquired in-process research and development	$108	$172	$108	$1,187
TAP Pharmaceutical Products Inc. joint venture income adjustment relating to Lupron	—	—	—	344
U.S. FDA consent decree charge	129	—	129	—
Acquisition related charges other than acquired in-process research and development	—	104	—	119

Total pretax one-time charges	237	276	237	1,650
Taxes on one-time charges	58	100	58	515

Net income effect of one-time charges	179	176	179	1,135
Net income as reported (GAAP)	592	529	1,446	305

Net income excluding one-time charges	$771	$705	$1,625	$1,440

Diluted earnings per share effect of one-time charges	$0.11	$0.11	$0.11	$0.72
Diluted earnings per share as reported (GAAP)	0.38	0.34	0.92	0.20

Diluted earnings per share excluding one-time charges	$0.49	$0.45	$1.03	$0.92

Liquidity and Capital Resources at June 30, 2002 Compared with December 31, 2001

        Net cash from operating activities for the first six months 2002 totaled $2.1 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

        At June 30, 2002, Abbott had working capital of $1.1 billion compared to working capital of approximately $492 million at December 31, 2001. The increase in working capital in 2002 was primarily due to operating cash flows used to decrease short-term commercial paper borrowings.

        At June 30, 2002, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. In connection with the acquisition of the issued common shares of Hokuriku Seiyakyu, as discussed in Note 12, Abbott borrowed approximately $270 million under a bank credit facility. The $300 million yen denominated facility requires repayment by March 31, 2003.

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

        As previously reported in Abbott's 2001 Form 10-K, the United States District Court for the Northern District of Illinois dismissed a number of shareholder derivative suits filed in 1999 against Abbott's directors in connection with Abbott's consent decree with the FDA. Plaintiffs appealed that decision. On June 6, 2002, the United States Court of Appeals for the Seventh Circuit reversed the dismissal. On August 2, 2002, the Court of Appeals withdrew, and vacated, its June 6, 2002 order, and reinstated the appeal, indicating it will reissue a revised opinion at a later date.

        As previously reported, a number of prescription pharmaceutical pricing antitrust suits are pending in federal and state courts as purported class actions alleging that Abbott, other pharmaceutical manufacturers, and pharmaceutical wholesalers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. In the federal cases still pending against Abbott, the wholesalers' motion to be dismissed from these cases was granted. On May 6, 2002, the Seventh Circuit affirmed the district court's ruling granting summary judgment to the wholesalers.

        In its Form 10-Q for the period ended March 31, 2002, Abbott reported that nine cases were pending as purported class actions on behalf of individuals or entities that allege generally that Abbott and other pharmaceutical companies reported false information in connection with certain drugs that are reimbursable under Medicare and Medicaid, and generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. One additional case has been filed: Teamsters Health & Welfare Fund of Philadelphia and Vicinity v. Abbott Laboratories, Inc., Allergan Inc., Amgen Inc., Aventis Pharma, Bayer AG, Bayer Corporation, Baxter International, Inc., Fugisawa Healthcare, Inc., Eli Lilly and Company, and Pharmacia Corp. filed in April 2002 in the U.S. District Court for the Eastern District of Pennsylvania. One of the previously reported state cases, State of Montana, has been removed to federal court. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.

        In its 2001 Form 10-K, Abbott reported that a number of cases had been brought against TAP, Abbott and Takeda Chemical Industries, Ltd. that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. In its first quarter Form 10-Q, Abbott reported that two additional cases (Empire Healthchoice and Blue Cross and Blue Shield of Florida) were filed in the United States District Court in Massachusetts by insurance carriers. Those two cases have been consolidated into a single action, Empire Healthchoice, by the filing of an amended complaint that also added nineteen additional Blue Cross and Blue Shield entities as plaintiffs.

        While it is not feasible to predict the outcome of such pending claims and proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott's financial position, results of operations or cash flows.

        As previously reported in Abbott's 2001 Form 10-K, the U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations for a particular quarter, but should not have a material adverse effect on Abbott's financial position.

Item 6.    Exhibits and Reports on Form 8-K

  1)
  Exhibits

  10.1
  Abbott Laboratories Supplemental Pension Plan.

  12
  Statement re: computation of ratio of earnings to fixed charges - attached hereto.

  2)
  Reports on Form 8-K

    On April 1, 2002, Abbott Laboratories filed an amended Current Report on Securities and Exchange Commission Form 8-K/A reporting that on March 15, 2002, the Abbott Board of Directors adopted the recommendation of its Audit Committee that Arthur Andersen LLP be dismissed as Abbott's auditors and that this will occur upon the later of: (i) the engagement of a new independent public accounting firm or (ii) the filing of Abbott's quarterly report on Securities and Exchange Commission Form 10-Q for the period ended March 31, 2002.

    On May 2, 2002, Abbott Laboratories filed an amended Current Report on Securities and Exchange Commission Form 8-K/A reporting that on May 2, 2002, Abbott filed its Form 10-Q for the quarterly period ended March 31, 2002, and upon that filing, dismissed Arthur Andersen as Abbott's auditors.

    On May 2, 2002, Abbott Laboratories filed a Current Report on Securities and Exchange Commission Form 8-K reporting that on April 26, 2002, the Abbott Board of Directors, upon the recommendation of its Audit Committee, engaged Deloitte & Touche LLP as Abbott's independent auditors.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: August 13, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Abbott Laboratories Supplemental Pension Plan.
12	Statement re: computation of ratio of earnings to fixed charges - attached hereto.

QuickLinks

PART I. FINANCIAL INFORMATION Abbott Laboratories and Subsidiaries Condensed Consolidated Financial Statements (Unaudited)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Earnings (Unaudited) (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Condensed Consolidated Balance Sheet (dollars in thousands) (Unaudited)
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements June 30, 2002 (Unaudited)
  Note 1—Basis of Presentation
  Note 2—Supplemental Financial Information (dollars in thousands)
  Note 3—Taxes on Earnings
  Note 4—Litigation and Environmental Matters
  Note 5—TAP Pharmaceutical Products Inc.
  Note 6—U.S. Food and Drug Administration Consent Decree
  Note 7—Comprehensive Income, net of tax (dollars in thousands)
  Note 8—Segment Information (dollars in millions)
  Note 9—Restructuring Charges (dollars in millions)
  Note 10—Sale of Selsun Blue Product Rights
  Note 11—Goodwill and Intangible Assets (dollars in millions except per share amounts)
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6 . Exhibits and Reports on Form 8-K
  SIGNATURE
EXHIBIT INDEX