Form 10-Q
period 2002-09-30
ABBOTT LABORATORIES
filed 2002-11-05
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400
Telephone: (847) 937-6100

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/. No / /.

        As of September 30, 2002, the Corporation had 1,562,540,625 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)
(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net Sales	$4,341,236	$4,181,185	$12,845,414	$11,840,184

Cost of products sold	2,067,494	2,040,899	6,130,161	5,667,281
Research and development	393,125	400,566	1,129,298	1,116,187
Acquired in-process research and development	—	—	107,700	1,187,000
Selling, general and administrative	967,218	995,086	2,836,912	2,690,301

Total Operating Cost and Expenses	3,427,837	3,436,551	10,204,071	10,660,769

Operating Earnings	913,399	744,634	2,641,343	1,179,415
Net interest expense	52,757	74,973	157,864	170,165
Income from TAP Pharmaceutical Products Inc. joint venture	(171,586)	(215,637)	(507,299)	(181,352)
Net foreign exchange loss	28,900	15,506	71,992	34,227
Other (income) expense, net	49,618	55,639	49,122	67,991

Earnings Before Taxes	953,710	814,153	2,869,664	1,088,384
Taxes on earnings	233,659	182,753	703,068	151,549

Net Earnings	$720,051	$631,400	$2,166,596	$936,835

Basic Earnings Per Common Share	$0.46	$0.41	$1.39	$0.60

Diluted Earnings Per Common Share	$0.46	$0.40	$1.38	$0.60

Cash Dividends Declared Per Common Share	$0.235	$0.21	$0.705	$0.63

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,562,332	1,551,677	1,560,379	1,549,432
Dilutive Common Stock Options	6,619	20,377	13,558	13,324

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,568,951	1,572,054	1,573,937	1,562,756

Outstanding Common Stock Options Having No Dilutive Effect	63,001	2,001	22,558	2,001

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30
	2002	2001
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,166,596	$936,835
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	638,311	576,205
Amortization of intangibles	253,198	272,921
Acquired in-process research and development	107,700	1,187,000
Trade receivables	(37,833)	(46,697)
Inventories	(191,652)	(202,480)
Other, net	47,095	(44,326)

Net Cash From Operating Activities	2,983,415	2,679,458

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses and technology	(585,999)	(7,052,626)
Acquisitions of property and equipment	(910,103)	(801,609)
Investment securities transactions	(38,699)	46,767
Other	12,461	17,970

Net Cash (Used in) Investing Activities	(1,522,340)	(7,789,498)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(742,841)	2,622,000
Proceeds from issuance (retirement) of long-term debt, net	—	3,000,000
Other borrowing transactions, net	245,888	57,474
Common share transactions	129,304	107,302
Dividends paid	(1,060,654)	(944,738)

Net Cash (Used in) From Financing Activities	(1,428,303)	4,842,038

Effect of exchange rate changes on cash and cash equivalents	52,498	(52,063)

Net Increase (Decrease) in Cash and Cash Equivalents	85,270	(320,065)
Cash and Cash Equivalents, Beginning of Year	657,378	914,218

Cash and Cash Equivalents, End of Period	$742,648	$594,153

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(dollars in thousands)
(Unaudited)

	September 30 2002	December 31 2001
Assets
Current Assets:
Cash and cash equivalents	$742,648	$657,378
Investment securities	271,212	56,162
Trade receivables, less allowances of $192,376 in 2002 and $195,585 in 2001	2,865,699	2,812,727
Inventories:
Finished products	1,323,074	1,154,329
Work in process	546,693	487,310
Materials	576,336	570,396

Total inventories	2,446,103	2,212,035
Prepaid expenses, income taxes, and other receivables	2,158,487	2,680,887

Total Current Assets	8,484,149	8,419,189

Investment Securities Maturing after One Year	318,992	647,214

Property and Equipment, at Cost	11,975,552	11,225,405
Less: accumulated depreciation and amortization	6,261,955	5,673,858

Net Property and Equipment	5,713,597	5,551,547
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,412,272	1,384,153
Goodwill	3,711,069	3,177,646
Intangible Assets, net of amortization	4,020,276	4,116,674

	$23,660,355	$23,296,423

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings and current portion of long-term debt	$2,480,947	$2,953,335
Trade accounts payable	887,802	1,525,215
Salaries, income taxes, dividends payable, and other accruals	3,348,459	3,448,267

Total Current Liabilities	6,717,208	7,926,817

Long-Term Debt	4,455,947	4,335,493

Post-employment obligations and other long-term liabilities	1,940,027	1,974,681

Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount — Shares: 2002: 1,578,418,043; 2001: 1,571,816,976	2,865,894	2,643,443
Common shares held in treasury, at cost—Shares: 2002: 15,877,418; 2001: 17,286,684	(231,859)	(252,438)
Unearned compensation—restricted stock awards	(82,967)	(18,258)
Earnings employed in the business	8,347,523	7,281,395
Accumulated other comprehensive loss	(351,418)	(594,710)

Total Shareholders' Investment	10,547,173	9,059,432

	$23,660,355	$23,296,423

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2002

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

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net interest expense:
Interest expense	$61,160	$92,436	$184,293	$233,657
Interest income	(8,403)	(17,463)	(26,429)	(63,492)

Total	$52,757	$74,973	$157,864	$170,165

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

        The U. S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations in a given year, but should not have a material adverse effect on Abbott's financial position.

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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. Abbott is unable to estimate the reasonably probable range of loss for the claims and investigations discussed above and in Note 5. Except for the enteral nutritional investigation, Abbott has recorded reserves of approximately $150 million for its legal proceedings and environmental exposure including those discussed above and in Note 5. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5. While it is not feasible to predict the outcome of such proceedings with certainty, management believes that their ultimate disposition should not result in a loss materially different than the amount recorded, and should not have a material adverse effect on Abbott' financial position, cash flows, or results of operations, except as noted above with respect to the enteral nutritional investigation.

Note 5—TAP Pharmaceutical Products Inc.

        In 2001, TAP Pharmaceutical Products Inc. (TAP) entered into an agreement with the United States Department of Justice to settle matters relating to its investigation involving TAP's marketing of its prostate cancer drug, Lupron. In the first quarter of 2001, Abbott's income from the TAP joint venture was reduced by a charge of $344 million relating to this investigation. In the third quarter of 2001, this charge was reduced by approximately $70 million to reflect the final settlement terms.

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

Note 6—U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations reached conformance with the QSR by various dates through January 15, 2001. The FDA would determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. In January 2002, the FDA concluded its inspection of Abbott's facilities and issued its observations. In February 2002, Abbott submitted its response to those observations. In May 2002, the FDA informed Abbott that its Lake County manufacturing operations were found not in conformity with the QSR. A one-time pre-tax charge of $129 million, or 6 cents per share, related to this matter has been recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

Note 7—Comprehensive Income, net of tax
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Foreign currency translation gain (loss) adjustments	$319,062	$104,966	$364,615	$(19,044)
Unrealized (losses) on marketable equity securities	(22,258)	(8,773)	(89,505)	(4,895)
Net (losses) on derivative instruments designated as cash flow hedges	(15,225)	—	(30,195)	—
Reclassification adjustment for realized losses (gains)	11,306	(5,140)	(1,623)	(18,827)

Other comprehensive income (loss), net of tax	292,885	91,053	243,292	(42,766)
Net Earnings	720,051	631,400	2,166,596	936,835

Comprehensive Income	$1,012,936	$722,453	$2,409,888	$894,069

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments			$271,307	$649,937
Cumulative unrealized losses (gains) on marketable equity securities			61,324	(3,959)
Cumulative losses on derivative instruments designated as cash flow hedges			18,787	—

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001	2002	2001	2002	2001
Pharmaceutical	$1,073	$1,055	$3,020	$2,665	$399	$438	$983	$973
Diagnostics	734	728	2,148	2,154	48	84	178	265
Hospital	733	695	2,169	2,016	166	179	557	536
Ross	492	502	1,586	1,603	132	161	532	604
International	1,201	1,144	3,667	3,174	287	219	950	682

Total Reportable Segments	4,233	4,124	12,590	11,612	1,032	1,081	3,200	3,060
Other	108	57	255	228

Consolidated Net Sales	$4,341	$4,181	$12,845	$11,840

Corporate functions					58	71	147	178
Benefit plans costs not allocated to revenue segments					(2)	41	31	82
Non-reportable segments					(1)	9	5	6
Net interest expense					53	75	158	170
Acquired in-process research and development					—	—	108	1,187
Income from TAP Pharmaceutical Products Inc.(a)					(172)	(216)	(507)	(182)
Net foreign exchange loss					29	15	72	34
Other expense (income), net(b)					113	272	316	497

Consolidated Earnings Before Taxes					$954	$814	$2,870	$1,088

(a)
The third quarter 2001 reflects a $70 million reduction in the charge related to the DOJ investigation.

(b)
Other expense (income), net for the first nine months 2002 includes $116 of the $129 one-time pre-tax charge relating to the U.S. FDA consent decree charge as discussed in Note 6. The remaining amount of the charge is included in the results of the diagnostic products segment.

Note 9—Restructuring Charges
(dollars in millions)

      In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges recorded, in the first quarter 2002, as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(68.4)

Accrued balance at September 30, 2002	$79.7

        See Note 14 for restructuring plans announced by Abbott subsequent to September 30, 2002.

Note 10—Sale of Product Rights

        In the third quarter 2002, Abbott sold its Tranxene and Desoxyn product rights and a portion of the international product rights of Selsun Blue and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights. Abbott recorded the related gains in Net Sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Sale of the remaining Selsun Blue international product rights will be recorded as the appropriate regulatory approvals are received.

Note 11—Goodwill and Intangible Assets (dollars in millions except per share amounts)

        Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. Abbott completed its initial assessment of goodwill impairment in the second quarter 2002, and its annual assessment in the third quarter 2002, which resulted in no impairment charges. Abbott will assess goodwill impairment in the third quarter of each year.

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

        The following pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the three months and nine months ended September 30, 2001.

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	Net Income	Earnings per Share	Net Income	Earnings per Share
Amounts as reported	$631	$0.40	$937	$0.60
Amortization, net of income taxes	31	0.02	71	0.04

Proforma amounts	$662	$0.42	$1,008	$0.64

        The gross amount and accumulated amortization of amortizable intangible assets is as follows:

	September 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product Rights and Technology	$4,323	$596	$4,167	$352
Patient Base and Other	192	47	192	38

Total	$4,515	$643	$4,359	$390

        The estimated annual amortization expense for intangible assets is $339 in 2002, $346 in 2003, $345 in 2004, $341 in 2005, and $335 in 2006. The net amount of intangible assets with indefinite lives, primarily registered tradenames, not subject to amortization is $148 at September 30, 2002 and December 31, 2001.

Note 12—Business Combinations and Technology Acquisition

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku, resulting in Abbott owning 95.5 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. The allocation of the purchase price was based on independent appraisals of fair values as of the dates of acquisition. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In the first quarter 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition was accounted for under the purchase method of accounting.

Note 13—Co-Promotion Revenue Receivable

        Abbott has an agreement to co-promote a product to hospitals on behalf of another pharmaceutical company. Under this agreement, which commenced in 1996, Abbott records as revenue an estimate of the commission earned each period. Abbott is able to accurately calculate its commission from available market data. Within 90 days of the end of each period, the co-promotion partner provides Abbott with a statement detailing the actual commission earned by Abbott. The co-promotion partner has notified Abbott that they have concluded that they have improperly calculated the amount of sales for which Abbott should receive a commission. Abbott believes that the co-promotion partner's assertion is invalid, and the parties are seeking arbitration of the dispute. Abbott has recorded receivables from this arrangement in the amount of $73 million as of September 30, 2002.

Note 14—Subsequent Event: Restructuring Plans

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. Abbott expects to record an after-tax charge against earnings of $100 - $125 million in the fourth quarter 2002, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. The restructuring plans cover approximately 2,000 employees in manufacturing, sales and administrative-related functions. Abbott expects the restructuring to yield after-tax annual savings of $80 million to $100 million upon full implementation of the plans.

        Abbott plans to account for these restructuring plans in accordance with Emerging Issues Task Force Issue No. 94-3 and, accordingly will charge to income all appropriate exit costs for plans approved by management before December 31, 2002. Accounting for these restructuring plans under Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002, would have resulted in expense recognition as incurred instead of being charged to income in the fourth quarter 2002. However, a significant amount of the expenses would be charged against income in the fourth quarter 2002 under either EITF No. 94-3 or SFAS No. 146.

FINANCIAL REVIEW

Results of Operations—Third Quarter and First Nine Months of 2002 Compared with Same Periods in 2001

        The following table details sales by reportable segment, presented in accordance with Abbott's internal performance measurement policies, for the third quarter and first nine months of 2002 (dollars in millions):

	Three Months Ended September 30			Nine Months Ended September 30
	Net Sales to External Customers			Net Sales to External Customers
			Percentage Change (a)			Percentage Change (a)
	2002	2001		2002	2001
Pharmaceutical	$1,073	$1,055	1.6	$3,020	$2,665	13.3
Diagnostics	734	728	0.8	2,148	2,154	(0.3)
Hospital	733	695	5.5	2,169	2,016	7.6
Ross	492	502	(1.9)	1,586	1,603	(1.1)
International	1,201	1,144	4.9	3,667	3,174	15.5

Total Reportable Segments	4,233	4,124	2.6	12,590	11,612	8.4
Other	108	57	89.5	255	228	11.8

Net Sales	$4,341	$4,181	3.8	$12,845	$11,840	8.5

Total U.S.	$2,672	$2,600	2.8	$7,846	$7,355	6.7

Total International	$1,669	$1,581	5.6	$4,999	$4,485	11.4

  (a)
  Percentage changes are based on unrounded numbers.

        Worldwide sales for the third quarter and first nine months reflect primarily unit growth. Excluding the effect of foreign exchange, sales increased 3.0 percent for the third quarter 2002 and 9.3 percent for the first nine months 2002, respectively, over the comparable 2001 periods. Pharmaceutical and International segment sales for the nine months ended September 30, 2002 were favorably impacted by the acquisition of the pharmaceutical business of BASF in the first quarter of 2001. Diluted earnings per common share for the quarter were 46 cents, compared to 40 cents a year ago.

        The hospital product segment has an agreement to co-promote a product to hospitals on behalf of another pharmaceutical company. Under this agreement, which commenced in 1996, Abbott records as revenue an estimate of the commission earned each period. Abbott is able to accurately calculate its commission from available market data. Within 90 days of the end of each period, the co-promotion partner provides Abbott with a statement detailing the actual commission earned by Abbott. The co-promotion partner has notified Abbott that they have concluded that they have improperly calculated the amount of sales for which Abbott should receive a commission. Abbott believes that the co-promotion partner's assertion is invalid, and the parties are seeking arbitration of the dispute. An arbitrator's decision may not occur prior to the end of 2002. Abbott has recorded receivables from this arrangement in the amount of $73 million as of September 30, 2002. Abbott estimates that it will record additional revenue in the fourth quarter, 2002 in the amount of approximately $25 million.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 52.4 percent for the third quarter 2002, compared to 51.2 percent for the third quarter 2001. First nine months 2002 gross profit margin was 52.3 percent, compared to 52.1 percent for the first nine months 2001. These increases were due primarily to the absence of goodwill amortization in 2002, partially offset by unfavorable product mix for the third quarter 2002 and one-time consent decree charges for the first nine months 2002. The gross profit margin for the pharmaceutical products segment for both periods were negatively impacted by unfavorable product mix. Gross profit margin for the diagnostic products segment were negatively impacted by the effect of the consent decree, as discussed below.

        Research and development expenses, excluding acquired in-process research and development, decreased 1.9 percent in the third quarter 2002 and increased 1.2 percent in the nine months ended September 30, 2002 over the comparable 2001 periods. The decrease in research and development in the third quarter 2002 is due primarily to the lower spending on pharmaceutical programs. The majority of research and development expenditures continues to be concentrated on pharmaceutical products.

        Selling, general and administrative expenses for the third quarter 2002 and first nine months 2002 decreased 2.8 percent and increased 5.4 percent, respectively, over the comparable 2001 periods. The third quarter 2002 decrease is a result a higher level of spending in the third quarter 2001 related to the acquisition of the pharmaceutical business of BASF. The first nine months 2002 increase is due primarily to increased spending as a result of the acquisition of the pharmaceutical business of BASF, increased selling and marketing support for new and existing products and for the Ross products segment, increased promotional spending to counter competitive promotional spending.

        As a result of the consent decree entered into with the U.S. government in 1999, as discussed in Note 6, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County, Ill., diagnostics manufacturing operations conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations reached conformance with the QSR by various dates through January 15, 2001. The FDA would determine Abbott's conformance with the QSR after an inspection of Abbott's facilities. In January 2002, the FDA concluded its inspection of Abbott's facilities and issued its observations. In February 2002, Abbott submitted its response to those observations. In May 2002, the FDA informed Abbott that its Lake County manufacturing operations were found not in conformity with the QSR. A one-time pre-tax charge of $129 million, or 6 cents per share, has been recorded in the second quarter of 2002. The majority of the charge is included in Other expense (income), net in the segment information in Note 8 to the condensed consolidated financial statements. In addition, as publicly disclosed on June 11, 2002, ongoing earnings per share is expected to be negatively impacted by approximately 9 cents per share in 2002 and 18 cents per share in 2003. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may be subject to additional costs.

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

        The U. S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations in a given year, but should not have a material adverse effect on Abbott's financial position.

        On July 31, 2002 a jury concluded that Abbott's Gengraf product infringed a third party's patent and awarded $5 million in damages to the third party. Abbott intends to appeal the verdict. Sales of Gengraf in the nine months ended September 30, 2002 were approximately $40 million.

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

        In the first quarter 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which includes the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. The acquisition was accounted for under the purchase method of accounting.

Restructuring Charges
(dollars in millions)

        In 2001, Abbott began implementing restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

Employee Related And Other
Accrued balance at December 31, 2001	$88.8
Restructuring charges recorded, in the first quarter 2002, as goodwill associated with the acquisition of the pharmaceutical business of BASF	59.3
Payments and other	(68.4)

Accrued balance at September 30, 2002	$79.7

Subsequent Event: Restructuring

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. Abbott expects to record an after-tax charge against earnings of $100-$125 million in the fourth quarter 2002, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. The restructuring plans cover approximately 2,000 employees in manufacturing, sales and administrative-related functions. Abbott expects the restructuring to yield after-tax annual savings of $80 million to $100 million upon full implementation of the plans.

        Abbott plans to account for these restructuring plans in accordance with Emerging Issues Task Force Issue No. 94-3 and, accordingly will charge to income all appropriate exit costs for plans approved by management before December 31, 2002. Accounting for these restructuring plans under Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities initiated after December 31, 2002, would have resulted in expense recognition as incurred instead of being charged to income in the fourth quarter 2002. However, a significant amount of the expenses would be charged against income in the fourth quarter 2002 under either EITF No. 94-3 or SFAS No. 146.

Sale of Product Rights

        In the third quarter 2002, Abbott sold its Tranxene and Desoxyn product rights and a portion of the international product rights of Selsun Blue and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights. Abbott recorded the related gains in Net Sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Sale of the remaining Selsun Blue international product rights will be recorded as the appropriate regulatory approvals are received.

Interest Expense

        Interest expense decreased in the third quarter of 2002 due to lower interest rates and a lower level of debt and decreased for the first nine months 2002 due to lower interest rates.

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

Earnings (in millions, except per share amounts)

        Abbott recorded certain one-time charges to earnings in the third quarter and first nine months of 2002 and 2001. Management's analysis of these items compared to reported net income and diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001, in accordance with generally accepted accounting principles (GAAP) is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
Description
	2002	2001	2002	2001
Acquired in-process research and development	$—	$—	$108	$1,187
TAP Pharmaceutical Products Inc. joint venture income adjustment relating to Lupron	—	(55)	—	289
U.S. FDA consent decree charge	—	—	129	—
Equity impairments and other charges	42	85	42	120
Acquisition related charges other than acquired in-process research and development	—	71	—	155

Total pretax one-time charges	42	101	279	1,751
Taxes on one-time charges	10	46	69	561

Net income effect of one-time charges	32	55	210	1,190
Net income as reported (GAAP)	720	631	2,167	937

Net income excluding one-time charges	$752	$686	$2,377	$2,127

Diluted earnings per share effect of one-time charges	$0.02	$0.04	$0.13	$0.76
Diluted earnings per share as reported (GAAP)	0.46	0.40	1.38	0.60

Diluted earnings per share excluding one-time charges	$0.48	$0.44	$1.51	$1.36

Liquidity and Capital Resources at September 30, 2002 Compared with December 31, 2001

        Net cash from operating activities for the first nine months 2002 totaled $3.0 billion. Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends.

        At September 30, 2002, Abbott had working capital of $1.8 billion compared to working capital of $492 million at December 31, 2001. The increase in working capital in 2002 was primarily due to operating cash flows used to decrease short-term commercial paper borrowings.

        At September 30, 2002, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused domestic lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. In connection with the acquisition of the issued common shares of Hokuriku Seiyakyu, as discussed in Note 12, Abbott borrowed approximately $270 million under a bank credit facility. The $300 million yen denominated facility requires repayment by March 31, 2003.

        Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott may issue up to $250 million of securities in the future in the form of debt securities or common shares without par value.

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. Abbott monitors its equity portfolio for other-than-temporary impairments in value. The book value of Abbott's equity security portfolio was approximately $392 million as of September 30, 2002. Market values of equity securities, particularly those in the biotech sector, have suffered declines, which have continued subsequent to September 30, 2002. If these market declines are other than temporary, Abbott could report impairment charges in future periods. In addition, assets held by Abbott's major defined benefit pension plans are also affected by the market declines. Should these declines continue, Abbott's funding and expense for its defined benefit plans would increase in future periods.

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

Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures.

  (a)
  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures on November 4, 2002 (Evaluation Date), and concluded that, as of the Evaluation Date, Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  There were no significant changes in Abbott's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including those described below.

        As previously reported in Abbott's 2001 Form 10-K, a number of prescription pharmaceutical pricing antitrust suits have been brought on behalf of retail pharmacies and individuals and are pending in federal and state courts as purported class actions alleging that Abbott, other pharmaceutical manufacturers, and pharmaceutical wholesalers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. As previously reported in Abbott's Form 10-Q for the period ended March 31, 2002, the Sherman Act claims were remanded to their courts of original jurisdiction. Those cases have now been consolidated in the Eastern District of New York. In July 2002, the claims of 232 plaintiffs pending in six of the federal retail pharmacy cases and the state court case in Santa Clara County, California were settled for an amount not to exceed $233,000 and dismissed.

        In its 2001 Form 10-K, Abbott reported that three cases were pending in which Abbott sought to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®), that the United States District Court for the Northern District of Illinois had granted Abbott's motions for summary judgment against both TorPharm, a division of Apotex, Inc., ("TorPharm") and Alra Laboratories, Inc. ("Alra"), finding that TorPharm's proposed product and Alra's product infringed Abbott's patents, and that TorPharm and Alra appealed these decisions to the Federal Circuit Court of Appeals. In August 2002, the Federal Circuit Court of Appeals affirmed, in part, and reversed, in part, the lower court's decision in TorPharm, and remanded the issue of infringement to the lower court. The Federal Circuit Court of Appeals has stayed the litigation in Alra pending a decision in TorPharm.

        In its Form 10-Q for the quarter ended June 30, 2002, Abbott reported that a number of cases were pending as purported class actions on behalf of individuals or entities that allege generally that Abbott and other pharmaceutical companies reported false information in connection with certain drugs that are reimbursable under Medicare and Medicaid. Four additional cases have been filed: John Rice v. Abbott Laboratories,  Inc., et. al., (filed on July 12, 2002 in the Superior Court for Alemeda County, California); Constance Thompson v. Abbott Laboratories, Inc., et. al., (filed on August 23, 2002 in the Superior Court for San Francisco County, California); Ronald E. Turner v. Abbott Laboratories, et. al.,(filed on September 9, 2002 in the Superior Court for San Francisco County, California); and Congress of California Seniors v. Abbott Laboratories, et. al., (filed on September 24, 2002 in the Superior Court for Los Angeles County, California). The cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees.

        In its Form 10-Q for the quarter ended June 30, 2002, Abbott reported that a number of cases had been brought against TAP Pharmaceutical Products, Inc., Abbott and Takeda Chemical Industries, Ltd. that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. Two additional cases have been filed: Cobalt Corporation v. Abbott Laboratories, Inc., Takeda Chemical Industries, Ltd., and TAP Pharmaceutical Products, Inc., (filed August 23, 2002 in the United States District Court for the District of Massachusetts) and Health Care Services Corp. v. Takeda Chemical Industries, Ltd., TAP Pharmaceutical Products, Inc. and Abbott Laboratories, (filed July 12, 2002 in Jefferson County, Texas). Cobalt Corporation has been consolidated with the federal MDL proceeding, In re Lupron Marketing and Sales Practices Litigation, MDL 1430. Health Care Services Corporation was formerly one of the plaintiffs in the previously reported state case Benoit (filed February 22, 2002 in Jefferson County, Texas). It has been severed from Benoit and has become a plaintiff in Health Care Services Corporation.

        As previously reported in the Form 10-Q for the period ended June 30, 2002, the U.S. Attorney's Office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations in a given year, but should not have a material adverse effect on Abbott's financial position.

        While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, results of operation or cash flows, except as noted above with respect to the enteral nutritional investigation.

Item 6.    Exhibits and Report on Form 8-K

  1)
  Exhibits
3.1	By-Laws of Abbott Laboratories, as amended and effective October 11, 2002—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.
99.1	Cautionary Statement Regarding Forward-Looking Statements.
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  2)
  Report on Form 8-K

      On August 13, 2002, Abbott Laboratories filed a Current Report on Securities and Exchange Commission Form 8-K furnishing the sworn statements of the Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Commission Order No. 4-460, and the statements of the Chief Executive Officer and Chief Financial Officer required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer
Date: November 5, 2002

CERTIFICATIONS

        I, Miles D. White, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Abbott Laboratories;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Abbott Laboratories as of, and for, the periods presented in this quarterly report;

        4.    Abbott Laboratories' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Abbott Laboratories and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to Abbott Laboratories, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    Abbott Laboratories' other certifying officer and I have disclosed, based on our most recent evaluation, to Abbott Laboratories' auditors and the audit committee of Abbott Laboratories' board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect Abbott Laboratories' ability to record, process, summarize and report financial data and have identified for Abbott Laboratories' auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in Abbott Laboratories' internal controls; and

        6.    Abbott Laboratories' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/ MILES D. WHITE Miles D. White, Chairman of the Board and Chief Executive Officer

        I, Thomas C. Freyman, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Abbott Laboratories;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Abbott Laboratories as of, and for, the periods presented in this quarterly report;

        4.    Abbott Laboratories' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Abbott Laboratories and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to Abbott Laboratories, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    Abbott Laboratories' other certifying officer and I have disclosed, based on our most recent evaluation, to Abbott Laboratories' auditors and the audit committee of Abbott Laboratories' board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect Abbott Laboratories' ability to record, process, summarize and report financial data and have identified for Abbott Laboratories' auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in Abbott Laboratories' internal controls; and

        6.    Abbott Laboratories' other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002
/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	By-Laws of Abbott Laboratories, as amended and effective October 11, 2002—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.
99.1	Cautionary Statement Regarding Forward-Looking Statements.
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I. FINANCIAL INFORMATION
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements September 30, 2002 (Unaudited)
  Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Report on Form 8-K
CERTIFICATIONS
EXHIBIT INDEX