Form 10-K
period 2002-12-31
ABBOTT LABORATORIES
filed 2003-02-19
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [      ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X     No

The aggregate market value of the 1,464,722,754 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2002), was approximately $55,146,811,688. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2003: 1,563,417,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 11, 2003.

PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

        Incorporated herein by reference is Note 7 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

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

        The principal products included in this segment are Depakote® an agent for the treatment of epilepsy, migraine, and bipolar disorder; the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin® and Omnicef®, an oral cephalosporin antibiotic; TriCor® for the treatment of elevated triglycerides; Synthroid® for the treatment of hypothyroidism; Mavik® and Tarka® for the treatment of hypertension; Meridia® for the treatment of obesity; the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection; and Humira™ for the treatment of rheumatoid arthritis. In addition, this segment co-promotes the proton pump inhibitor Prevacid® (lansoprazole) for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis under an agreement with TAP Pharmaceuticals Inc. and, through an agreement with Boehringer Ingelheim, co-promotes and distributes Flomax® for the treatment of benign prostatic hyperplasia, Micardis® for the treatment of hypertension, and Mobic® for the treatment of arthritis.

        This segment markets its products in the United States. These products are generally sold directly to wholesalers, government agencies, health care facilities, and independent retailers from Abbott-owned distribution centers and public warehouses. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the Department of Veterans Affairs and the Department of Defense) are also important customers.

        Competition is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Diagnostic Products

        This segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, alternate-care testing sites, and consumers. In the second quarter of 2002, Abbott and Celera Diagnostics, a joint venture between the Applied Biosystems Group and the Celera Genomics Group of Applera Corporation, entered a long-term strategic alliance to develop, manufacture and market a broad range of in vitro molecular diagnostic products for disease detection, disease progression monitoring and therapy selection.

        The principal products included in this segment are systems and reagents used to perform immunoassay tests including Architect®, AxSYM®, IMx®, Abbott Quantum®; Commander®, and Abbott PRISM®; screening and diagnostic tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C; tests for detection of HIV antibodies and antigens, and other infectious disease detection systems; tests for determining levels of abused drugs; physiological diagnostic tests; cancer monitoring tests including tests for prostate specific antigen (PSA); therapeutic drug monitoring tests; fertility and pregnancy tests and systems such as TDx® and TDxFlx®; the Murex® line of microtiter-based immunoassay test kits; the Vysis® product line of genomic-based tests including the PathVysion™ HER-2 DNA probe kit and the UroVysion™ bladder cancer recurrence kit; the LCx® amplified probe system and reagents; the Abbott TestPack® and Determine™ systems for rapid diagnostic testing; clinical chemistry systems such as Abbott Spectrum®, Aeroset®, and Alcyon®; a full line of hematology systems and reagents known as the Cell-Dyn® series; the MediSense® product line of blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes including Precision Xtra™, MediSense Optium®, Sof-Tact™ (marketed in Europe as Soft-Sense™), Precision Q.I.D.®, MediSense II™, ExacTech® and ExacTech RSG®, TrueMeasure™ strip technology, Precision Link™ Direct, and Precision™ Sure-Dose insulin syringes. In addition, the MediSense Precision PCx® and Precision G® are used in hospital settings along with the i-STAT® point-of-care testing systems, which this segment distributes through a worldwide sales and marketing alliance with i-STAT Corporation. This segment also distributes diagnostic tests used to detect bovine spongiform encephalopathy (BSE) in cattle through a sales and marketing agreement with Enfer Scientific Ltd.

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

        This segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Abbott has benefitted from technological advantages of certain of its current products; however, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment's products are subject to restrictions on their sale in the United States. These restrictions are discussed in the section captioned "Regulation" on pages 6 and 7.

Hospital Products

        This segment's products include drugs and drug delivery systems, perioperative and intensive care products, cardiovascular products, products for treating pain, renal products, oncology products, intravenous and irrigation solutions, and related manual and electronic administration equipment for hospitals and alternate-care sites. In the second quarter of 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc.

        The principal products included in this segment are hospital injectables including Carpuject® and FirstChoice® generics; premixed intravenous drugs in various containers; ADD-Vantage® and Nutrimix® drug and nutritional delivery systems; anesthetics, including Pentothal®, Amidate®, Ultane®, isoflurane, neuromuscular blockers, and enflurane; products for anxiety, nausea and pain associated with surgery; Precedex® for sedation; Abbokinase®, a thrombolytic drug; coronary stents; cardiovascular products including Corlopam®; Prostar® and The Closer™ vessel closure products; Opticath® and OptiQ™ advanced sensor catheters; Transpac® for hemodynamic monitoring; peripheral wires, catheters, and other specialty cardiac products; Calcijex® and Zemplar®, injectable agents for treatment of bone disease in hemodialysis patients; intravenous solutions and related administration equipment sold as the LifeCare® line of products, LifeShield® needleless products, and Venoset® products; irrigating fluids; parenteral nutritionals such as Aminosyn® and Liposyn®; Plum®, Omni-Flow®, GemStar® and Abbott AIM® electronic drug delivery systems; patient-controlled analgesia systems; venipuncture products; and Faultless® rubber sundry products.

        This segment markets its products primarily in the United States. They are generally distributed to wholesalers and directly to hospitals, integrated delivery networks and other alternate site locations where patient care is delivered from Abbott-owned distribution centers and public warehouses. This segment also develops and manufactures products for other companies.

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

Ross Products

        This segment's products include a broad line of pediatric and adult nutritionals. These products are sold primarily on the recommendation of physicians or other health care professionals. The segment also includes specialty pharmaceuticals.

        Principal nutritional products include various forms of prepared infant formula, including Similac®Advance®, Similac®, Similac® 2, Isomil®Advance®, Isomil®, Isomil® 2, Alimentum®, and Similac® NeoSure®; and adult and pediatric products, including Ensure®, Ensure® Plus, Ensure® High Protein, Ensure® Light, Jevity®, Glucerna®, Pulmocare®, ProSure™, PediaSure®, and Pedialyte®. The principal pharmaceutical product is Survanta®. In addition, this segment co-promotes Synagis®, for prevention of respiratory syncytial virus, under an agreement with MedImmune Inc., Xopenex®, for the treatment of respiratory disorders, under an agreement with Sepracor Inc., and Oxandrin® for the promotion of anabolic activity (weight gain) under an agreement with Bio-Technology General Corp.

        This segment markets its products in the United States. Nutritional products are generally sold directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other health care manufacturers. Nutritional products are subject to competition in price, formulation, packaging, scientific innovation, and promotional initiatives. Similac®Advance®, PediaSure®, Pedialyte®, Ensure® and Glucerna® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers. Competitive products are sold by other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, and availability of generic product forms.

        This segment's pharmaceutical products are generally marketed and sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for this segment's pharmaceutical products are directed at securing the prescription of these products by physicians. Competition is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

International

        This segment's products include a broad line of hospital, pharmaceutical, and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

        This segment's principal products include the anti-infectives clarithromycin, sold under the trademarks Biaxin®, Klacid® and Klaricid®, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®; the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection; Lupron®, also marketed as Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids; Synthroid® for the treatment of hypothyroidism; Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; various cardiovascular products, including Loftyl®, a vasoactive agent, Mavik® (also marketed as Goptin®), Isoptin® and Tarka® for the treatment of hypertension, Hytrin® (also marketed as Hitrin® and Flotrin®) used for the treatment of hypertension and benign prostatic hyperplasia, candesartan (sold under the trademarks Blopress® and Tiadyl®), an angiotension 2 antagonist; Reductil® (also marketed as Reductyl® and Reductal®) for the treatment of obesity; Uprima® for the treatment of erectile dysfunction; various forms of infant formulas and follow-on formulas, including Similac®Advance®, Gain®, and Abbott Grow™; various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®; and a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane; specialty injectables such as Calcijex® and Survanta®; and electronic drug delivery systems sold in select international markets.

        This segment's pharmaceutical and nutritional products are generally sold directly to government agencies, retailers, wholesalers, and health care facilities. In most cases, they are distributed from Abbott-owned distribution centers. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Competition is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. Competition is generally from other health care manufacturers and food companies. Nutritional products are subject to competition in price, scientific innovation, formulation, and promotional initiatives.

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

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer and for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor, and has a co-promotion arrangement with Abbott for Prevacid®. Its principal indications are for short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis. The patents related to lansoprazole are material to the operation of TAP's business. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009.

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

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2003 to 2022, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid® and Klaricid®) and those related to divalproex sodium (which is sold under the trademark Depakote®) are material in relation to Abbott's business as a whole. In addition, the patents, licenses, and trademarks related to adalimumab (which is sold under the trademark Humira™) may become material. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. The original United States compound patents covering divalproex sodium will expire in 2008. The original United States compound patents covering adalimumab will expire in 2016. Litigation involving Abbott's patents covering divalproex sodium is discussed in Legal Proceedings on pages 10 and 11. See also the discussion on page 5 regarding the patents related to lansoprazole, which is sold by TAP as Prevacid® under a license from Takeda.

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

Research and Development

        Abbott spent $1,561,792,000 in 2002, $1,577,552,000 in 2001, and $1,351,024,000 in 2000 on research to discover and develop new products and processes and to improve existing products and processes. Abbott continues to concentrate research expenditures on pharmaceutical and diagnostic products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2002 were approximately $29 million and $66 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $20 million and $71 million, respectively, in 2003.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 18 locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at 4 Abbott-owned sites, and is engaged in remediation at 3 other Abbott-owned sites, in cooperation with the Environmental Protection Agency (EPA) or similar agencies.

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

Employees

        Abbott employed 71,819 persons as of December 31, 2002.

Regulation

        On November 4, 1999, a consent decree was entered in the United States District Court for the Northern District of Illinois which settled issues with the United States government involving alleged noncompliance with the FDA's Quality System Regulation at Abbott's diagnostics manufacturing operations in Lake County, Illinois. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the FDA's Quality System Regulation. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as certain assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. However, Abbott is prohibited from manufacturing or distributing certain other diagnostic products until Abbott ensures the processes in its Lake County, Illinois diagnostics manufacturing operations conform with the Quality System Regulation. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the FDA's Quality System Regulation by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Illinois diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the FDA's Quality System Regulation. In May, 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. The consent decree does not affect Abbott's MediSense, i-STAT, hematology, Murex or Vysis products; the clinical chemistry products Abbott Spectrum®, Aeroset®, and Alcyon®; or any other Abbott divisions or their products. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act.

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

        The cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. Federal and state governments continue to press efforts to reduce costs of Medicare and Medicaid programs, including restrictions on amounts agencies will reimburse for the use of products. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans and some states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the

Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

        In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC customer. States participating in WIC are required to engage in competitive bidding or to use another cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

        Governmental regulatory agencies require prescription drug manufacturers to pay fees. The FDA imposes substantial fees on various aspects of the approval, manufacture, and sale of proprietary prescription drugs. Similarly, recent legislation will impose application fees for certain medical device products following authorization by Congress.

        Abbott expects debate to continue during 2003 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

        International operations are also subject to a significant degree of government regulation including, for example, international standards (such as those set by the International Organization for Standards), European Union directives, and other country-specific rules and regulations. Many countries, directly or indirectly through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations also are having an impact on United States regulations.

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

INTERNET INFORMATION

        Copies of Abbott's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Abbott's website (www.Abbott.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants are listed below.

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products, Diagnostic Products, and Hospital Products
Abingdon, England	Diagnostic Products
Altavista, Virginia	Ross Products
Ashland, Ohio	Hospital Products
Austin, Texas	Hospital Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Bedford, Massachusetts	Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Dartford, England	Diagnostic Products
Delkenheim, Germany	Diagnostic Products
Haina, San Cristoba, Dominican Republic	Hospital Products
Jayuya, Puerto Rico	Pharmaceutical Products
Irving, Texas	Diagnostic Products
Karachi, Pakistan	International
Katsuyama, Japan	International
Liscate, Italy	International
Ludwigshafen, Germany	International
Matsudo, Japan	International
McPherson, Kansas	Hospital Products
Mexico City, Mexico	International
Montreal, Canada	International
Morgan Hill, California	Hospital Products
North Chicago, Illinois	Pharmaceutical Products and Hospital Products
Queenborough, England	International
Redwood City, California	Hospital Products
Rio de Janeiro, Brazil	International
Rocky Mount, North Carolina	Hospital Products
Salt Lake City, Utah	Hospital Products
San Jose, Costa Rica	Hospital Products
Santa Clara, California	Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland	Diagnostic Products and International
Sturgis, Michigan	Ross Products
St. Remy, France	International
Whippany, New Jersey	Pharmaceutical Products
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, The Netherlands	International

        In addition to the above, Abbott has manufacturing facilities in 5 other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 11 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and generally are utilized at normal and acceptable levels.

        In the United States, including Puerto Rico, Abbott owns 12 distribution centers. Abbott also has 16 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Bedford, Massachusetts; Columbus, Ohio (two locations); Downers Grove, Illinois; Irving, Texas; Long Grove, Illinois; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California; San Diego, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Germany, Ireland, Japan, The Netherlands, South Africa, Spain, and the United Kingdom.

        The corporate offices, and those principal plants in the United States that are listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2003) those described below.

        In 2001, the United States District Court for the Northern District of Illinois dismissed the shareholder derivative suits filed in 1999 against Abbott's directors as of November 1999 and certain other former directors in connection with Abbott's consent decree with the FDA regarding Abbott's diagnostic manufacturing operations in Lake County, Illinois. The suits had been consolidated as In re Abbott Laboratories Derivative Shareholder Litigation. The plaintiffs alleged that the directors breached their duty of care by failing to prevent Abbott's alleged regulatory noncompliance and sought unspecified damages from the directors. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. In June 2002, the Seventh Circuit reversed the District Court's dismissal of the claims, but, in August 2002, withdrew its opinion. No new opinion has issued.

        In the mid-1990s, a number of prescription pharmaceutical pricing antitrust suits were brought on behalf of retail pharmacies in federal and state courts as purported class actions alleging that Abbott, other pharmaceutical manufacturers, and pharmaceutical wholesalers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. The case pending in Clarke County, Alabama has been dismissed. The other cases are in federal court. The federal cases were pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The Sherman Act claims in those cases were remanded to their courts of original jurisdiction. The cases have now been consolidated in the Eastern District of New York. The non-Sherman Act claims, including the Robinson-Patman Act claims, remain pending in the Northern District of Illinois. In the federal cases still pending against Abbott, the wholesalers' motion to be dismissed from these cases was granted. In May 2002, the Seventh Circuit affirmed the district court's ruling granting summary judgment to the wholesalers, and the case against the wholesalers is now over. An investigation is also being conducted into the same allegations by the Illinois Attorney General.

        Three cases were pending in which Abbott seeks to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In two of the cases, the United States District Court for the Northern District of Illinois granted Abbott's motions for summary judgment against both TorPharm, a division of Apotex, Inc., ("TorPharm") and Alra Laboratories, Inc. ("Alra"), finding that TorPharm's proposed product and Alra's product infringed Abbott's patents. TorPharm and Alra appealed these decisions to the Federal Circuit Court of Appeals. In August 2002, the Federal Circuit Court of

Appeals affirmed, in part, and reversed, in part, the lower court's decision in TorPharm, and remanded the issue of infringement to the lower court. The Federal Circuit Court of Appeals has stayed the litigation in Alra pending a decision in TorPharm. The third case brought by Abbott against Andrx Corporation, Andrx Pharmaceutical, and Andrx Pharmaceutical, LLC, was stayed by the United States District Court for the Southern District of Florida at the request of the parties.

        A number of antitrust cases were pending in federal court (including a case filed by the Attorneys General of the States of Colorado, Florida and Kansas) and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In re: Terazosin Hydrochloride, MDL No. 1317. The state court cases include two cases filed in 1999 that were consolidated and are pending in the Supreme Court of the State of New York, County of New York: Asher and New Utrecht Pharmacy and Lisanti. In October 2002, the plaintiffs voluntarily dismissed a third case, Drug Mart Corporation. The other state cases are: State of West Virginia, filed in October 2001 in the Circuit Court in Wyoming County, West Virginia; Daniels, filed in May 2000 in Superior Court in Orange County, California; and Schroeder, filed in January 2002 in the First Judicial District Court in Santa Fe County, New Mexico. The Superior Court in Daniels stayed that case pending the resolution of In re: Terazosin Hydrochloride, MDL No. 1317. One of the previously reported state court cases, Hopper, filed in October 2001 in the Superior Court in Pitt County, North Carolina, has been removed to the United States District Court for the Southern District of Florida. Abbott has filed or intends to file a response to each complaint denying all substantive allegations. The state of New York, Office of the Attorney General, is conducting an investigation into this matter.

        A number of cases, brought as purported class actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Transfers to MDL 1456 are pending for the following additional cases, which have all been removed to federal court: Rice, filed in July 2002 in the Superior Court for the State of California, Alameda County; Thompson, filed in August 2002 in the Superior Court for the State of California, San Francisco County; Turner, filed in September 2002 in the Superior Court for the State of California, San Francisco County; and Congress of California Seniors, filed in September 2002 in the Superior Court for the State of California, Los Angeles County. One additional case is pending in federal court: County of Suffolk, et al., filed in January 2003 in the United States District Court for the Eastern District of New York. Cases are also pending in five state courts: State of West Virginia ex rel. Darrell v. McGraw, Jr., Attorney General, filed in October 2001 in the Circuit Court for the State of West Virginia, Kanawha County; Peralta, a minor by and through his Guardian ad Litem, Filamena Iberia, filed in October 2001 in the Superior Court for the State of California, Los Angeles County; Swanston, individually and on behalf of himself and all others similarly situated, filed in December 2002 in the Superior Court for the State of Arizona, Maricopa County; Digel, filed in December 2002 in the Circuit Court for the State of Tennessee, Thirteenth Judicial District of Memphis; and State of California ex rel. Ven-A-Care of the Florida Keys, Inc., filed in January 2003 in the Superior Court for the State of California, Los Angeles. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In addition, various state and federal agencies, including the United States Department of Justice and the Florida, Illinois and Texas Attorneys General, are investigating Abbott's marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        A number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. The previously reported federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Lupron® Marketing and Sales Practices Litigation, MDL 1430, and include (a) a Consolidated Class Action Complaint brought on behalf of all persons or entities who paid for Lupron® at a price calculated by reference to the published Average Wholesale Price from January 1, 1991 through the present, (b) Empire Healthchoice, Inc., et al., v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd., filed in June 2002 in the United States District Court in Massachusetts, and (c) Cobalt Corporation v. Abbott Laboratories, Inc., Takeda Chemical Industries Ltd. and TAP Pharmaceutical Products Inc., filed in August 2002 in the United States District Court in Massachusetts.

        Cases are also pending in various state courts, and were brought as purported class actions or representative actions on behalf of individuals and/or insurance plans that paid any portion of the twenty percent co-payment cost under Medicare for Lupron® based on the published Average Wholesale Price (or, in some instances, any portion of the cost for Lupron®) and seek treble damages, and other relief. The cases allege that TAP reported false pricing information in connection with Lupron®. The state cases are: Campbell-Hubbard, filed in June 2001 in the Superior Court for San Francisco County, California; Clark, filed in July 2001 in Williamson County, Illinois; Walker, filed in October 2001 in Cape May County, New Jersey; Farris, filed in December 2001 in San Francisco, California; Stetser, filed in December 2001 in New Hanover County, North Carolina; Benoit, filed in February 2002 in Jefferson County, Texas; Swanston, filed in March 2002 (amended in December 2002) in Maricopa County, Arizona; Health Care Service Corporation, filed in July 2002 in Jefferson County, Texas. On March 12, 2002, a nationwide class comprised of all individuals or non-ERISA third-party payor entities in the United States who paid any portion of the 20% Medicare co-payment or Medicare deductible amount for Lupron® from 1993 through the present was certified in the Clark case. That decision is on appeal. Abbott and TAP have filed or intend to file a response in each case denying all substantive allegations.

        A consolidated shareholder derivative complaint is pending in state court in the Circuit Court of Cook County, Illinois relating to the TAP settlement. The complaint includes the following cases: Zimmerman (filed October 4, 2001); Thierman (filed October 4, 2001); and Raftery (filed October 17, 2001). The case names Abbott's Board of Directors as of October 2001 as defendants and allege the defendants breached their fiduciary duties by failing to take action to prevent improper marketing and pricing practices at TAP. The plaintiffs request damages, a return of salaries, reimbursement of their legal fees and costs, and various forms of other relief from these directors on behalf of Abbott.

        Four cases were pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®). Two cases involving Abbott's capsule product are pending in the United States District Court for the Northern District of Illinois. In the first, Novopharm Limited, the court granted Novopharm Limited's motion for summary judgment of non-infringement. Abbott has appealed that decision to the United States Court of Appeals for the Federal Circuit. In the second proceeding, IMPAX Laboratories, Inc., IMPAX has moved for summary judgment of non-infringement. Two cases are pending in the United States District Court for the District of Delaware involving Abbott's tablet product. In the first, Teva Pharmaceutical USA, Inc., Abbott alleges infringement of three patents. In the second, IMPAX Laboratories, Inc., Abbott alleges infringement of two patents.

        Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promotes OxyContin to certain specialty physicians, including surgeons and anesthesiologists under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of January 31, 2003, there are a total of 215 lawsuits pending in which Abbott is a party. 106 cases are pending in federal court; 109 cases are pending in state court. 190 cases are brought by individual plaintiffs, and 25 cases are brought as purported class action lawsuits. One case has been brought by the Attorney General for the state of West Virginia. A class of Ohio plaintiffs has been certified in the case Howland v. Purdue Pharma, L.P. et al., Butler County Court of Common Pleas. Abbott and Purdue have appealed the class certification decision.

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

        Current corporate officers, and their ages as of March 1, 2003, are listed below. The officers' principal occupations and employment from January 1998 to March 1, 2003 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White**, 47

        1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

        1998 to 1999 — Executive Vice President and Director.

        1998 — Senior Vice President, Diagnostics Operations.

        Elected Corporate Officer — 1993.

Richard A. Gonzalez**, 49

        2001 to present — President and Chief Operating Officer, Medical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Medical Products.

        1998 to 2000 — Senior Vice President, Hospital Products.

        1998 — Vice President, Abbott HealthSystems.

        Elected Corporate Officer — 1995.

Jeffrey M. Leiden**, 47

        2001 to present — President and Chief Operating Officer, Pharmaceutical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

        2000 — Senior Vice President, Chief Scientific Officer and Director.

        1999 to 2000 — Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School.

        1998 to 1999 — Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology, University of Chicago.

        Elected Corporate Officer — 2000.

Christopher B. Begley**, 50

        2000 to present — Senior Vice President, Hospital Products.

        1999 to 2000 — Senior Vice President, Chemical and Agricultural Products.

        1998 to 1999 — Vice President, Abbott HealthSystems.

        1998 — Vice President, MediSense Operations.

        Elected Corporate Officer — 1993.

Jose M. de Lasa**, 61

        1998 to present — Senior Vice President, Secretary and General Counsel.

        Elected Corporate Officer — 1994.

William G. Dempsey**, 51

        1999 to present — Senior Vice President, International Operations.

        1998 to 1999 — Senior Vice President, Chemical and Agricultural Products.

        1998 — Vice President, Hospital Products Business Sector.

        Elected Corporate Officer — 1996.

Gary L. Flynn**, 53

        2001 to present — Senior Vice President, Ross Products.

        1999 to 2001 — Vice President and Controller.

        1998 to 1999 — Divisional Vice President and Controller, Ross Products.

        Elected Corporate Officer — 1999.

Thomas C. Freyman**, 48

        2001 to present — Senior Vice President, Finance and Chief Financial Officer.

        1999 to 2001 — Vice President, Hospital Products Controller.

        1998 to 1999 — Vice President and Treasurer.

        Elected Corporate Officer — 1991.

Thomas M. Wascoe**, 56

        1999 to present — Senior Vice President, Human Resources.

        1998 to 1999 — Divisional Vice President, Human Resources, Diagnostic Products.

        Elected Corporate Officer — 1999.

Lance B. Wyatt**, 58

        2000 to present — Senior Vice President, Specialty Products.

        1998 to 2000 — Vice President, Corporate Engineering.

        Elected Corporate Officer — 1995.

John Arnott, 42

        2002 to present — Vice President, Hospital Products Business Sector.

        2002 — Divisional Vice President and Regional Director, Europe, Abbott International Division.

        2000  to  2002 — Divisional Vice President, Marketing and Business Development, Abbott International Division.

        1998 to 2000 — General Manager, Netherlands, Abbott International Division.

        Elected Corporate Officer — 2002.

Catherine V. Babington, 50

        1998 to present — Vice President, Investor Relations and Public Affairs.

        Elected Corporate Officer — 1995.

Michael G. Beatrice, 55

        1999 to present — Vice President, Corporate Regulatory and Quality Science.

        1998  to  1999 — Executive Vice President and General Manager, Quintiles Strategic Product Development Consulting Services (global regulatory and quality systems consultation service organization).

        Elected Corporate Officer — 1999.

William E. Brown, III, 48

        2002 to present — Vice President, Diagnostic Assays and Systems Development.

        2002 — Divisional Vice President, Immunoassay Development, Diagnostic Products.

        1999 to 2002 — Divisional Vice President, Validation Initiative, Diagnostic Products.

        1999 — Divisional Vice President, Chemistry and Immunodiagnostics, Diagnostic Products.

        1998 to 1999 — Divisional Vice President, Instrument Manufacturing and Site Operations, Dallas, Diagnostic Products.

        Elected Corporate Officer — 2002.

Douglas C. Bryant, 45

        2002 to present — Vice President, Diagnostics Commercial Operations, Europe, Africa and Middle East.

        1998 to 2002 — Vice President, Diagnostics Operations, Asia and Pacific.

        1998 — Commercial Director, Asia and Pacific, Diagnostic Products.

        Elected Corporate Officer — 1998.

Gary R. Byers, 61

        2002 to present — Vice President, Audit.

        1998 to 2002 — Vice President, Internal Audit.

        Elected Corporate Officer — 1993.

Thomas F. Chen, 53

        1998 to present — Vice President, Pacific, Asia, and Africa Operations.

        1998 — Regional Director, Taiwan and People's Republic of China.

        Elected Corporate Officer — 1998.

Michael J. Collins, 46

        2002 to present — Vice President, Diagnostics Commercial Operations, U.S. and Canada.

        2001 to 2002 — Vice President, Diagnostics Operations, U.S.

        1998 to 2001 — Divisional Vice President and General Manager, MediSense Operations.

        1998 — Divisional Vice President, Sales, Diagnostic Products.

        Elected Corporate Officer — 2001.

Thomas J. Dee, 39

        2002 to present — Vice President, Internal Audit.

        2001 to 2002 — Europe Area Finance Director, Abbott International Division.

        2001 — Director, Acquisition Integration Management, Abbott International Division.

        2000 to 2001 — Controller, Manufacturing Operations, Pharmaceutical Products.

        1998 to 2000 — Director, International Audit, Corporate Audit.

        Elected Corporate Officer — 2002.

Edward J. Fiorentino, 44

        2001 to present — Vice President, MediSense Products.

        1998 to 2001 — Vice President, Pharmaceutical Products, Marketing and Sales.

        1998 — Divisional Vice President, Marketing, Pharmaceutical Products.

        Elected Corporate Officer — 1998.

Stephen R. Fussell, 45

        1999 to present — Vice President, Compensation and Development.

        1998 to 1999 — Divisional Vice President, Compensation and Benefits.

        Elected Corporate Officer — 1999.

Mark F. Gorman, 45

        2002 to present — Vice President, Ross Products, Medical Nutritionals.

        2001 to 2002 — Divisional Vice President, Europe, Abbott International Division.

        2000 to 2001 — Divisional Vice President, Japan, Abbott International Division.

        1998 to 2000 — Affiliate General Manager, Puerto Rico, Abbott International Division.

        1998 — Affiliate General Manager, Denmark, Iceland, and Norway, Abbott International Division.

        Elected Corporate Officer — 2002.

Robert B. Hance, 43

        2002 to present — Vice President, Vascular Devices.

        1999 to 2002 — Vice President, Diagnostics Operations, Europe, Africa and Middle East.

        1998 to 1999 — Divisional Vice President, European Region, Diagnostic Products.

        Elected Corporate Officer — 1999.

Guillermo A. Herrera, 49

        2001 to present — Vice President, European Operations.

        1998 to 2001 — Vice President, Latin America and Canada Operations.

        1998 — Vice President, Latin America Operations.

        Elected Corporate Officer — 1996.

Terrence C. Kearney, 48

        2002 to present — Vice President and Treasurer/Interim Vice President and Controller, Diagnostic Products.

        2001 to 2002 — Vice President and Treasurer.

        1998 to 2001 — Divisional Vice President and Controller, Abbott International Division.

        Elected Corporate Officer — 2001.

James J. Koziarz, 54

        2002  to  present — Vice President, Hepatitis/Retrovirus Research and Development and Assay Technical Support, Diagnostic Products.

        1998 to 2002 — Vice President, Diagnostic Products Research and Development.

        Elected Corporate Officer — 1993.

John C. Landgraf, 50

        2002 to present — Vice President, Operations, Diagnostic Products.

        2000 to 2002 — Vice President, Corporate Engineering.

        1998 to 2000 — Divisional Vice President, Manufacturing, Abbott International Division.

        Elected Corporate Officer — 2000.

Elaine R. Leavenworth, 44

        2002 to present — Vice President, Government Affairs.

        2001 to 2002 — Vice President, Washington Government Affairs.

        1999 to 2001 — Vice President, Abbott HealthSystems.

        1998  to  1999 — Divisional Vice President, Licensing and New Business Development, Abbott International Division.

        Elected Corporate Officer — 1999.

Gerald Lema, 42

        2002 to present — Vice President, Diagnostics Operations, Asia and Pacific.

        1999 to 2002 — Divisional Vice President, Europe, Africa and Middle East, Diagnostic Products.

        1998 to 1999 — Affiliate General Manager, Turkey, Abbott International Division.

        Elected Corporate Officer — 2002.

John M. Leonard, 45

        2001 to present — Vice President, Global Pharmaceutical Drug Development.

        1999 to 2001 — Vice President, Pharmaceutical Development.

        1998 to 1999 — Divisional Vice President, Pharmaceutical Development, Pharmaceutical Products Research and Development.

        Elected Corporate Officer — 1999.

Holger Liepmann, 51

        2001 to present — Vice President, Japan Operations, Abbott International Division.

        1999 to 2001 — Divisional Vice President and Regional Director, Europe.

        1998 to 1999 — General Manager, Abbott Spain.

        Elected Corporate Officer — 2001.

Greg W. Linder**, 46

        2001 to present — Vice President and Controller.

        1999 to 2001 — Vice President and Treasurer.

        1998 to 1999 — Divisional Vice President and Controller, Hospital Products.

        Elected Corporate Officer — 1999.

John F. Lussen, 61

        1998 to present — Vice President, Taxes.

        Elected Corporate Officer — 1985.

Richard J. Marasco, 46

        2001 to present — Vice President, Ross Products, Pediatrics.

        1999 to 2001 — Divisional Vice President and General Manager, Neuroscience, Pharmaceutical Products Division.

        1999 — Divisional Vice President, Marketing.

        1998 to 1999 — Regional Manager, Middle East, Africa, Turkey.

        Elected Corporate Officer — 2001.

Heather L. Mason, 42

        2001 to present — Vice President, Pharmaceutical Products, Specialty Operations.

        2001 — Divisional Vice President and General Manager Diabetes/Metabolics, Pharmaceutical Products Division.

        2000 to 2001 — Divisional Vice President, Oncology and Managed Healthcare, Pharmaceutical Products Division.

        1998 to 2000 — Divisional Vice President, Managed Healthcare, Pharmaceutical Products Division.

        1998 — Business Unit Director, Managed Healthcare, Pharmaceutical Products Division.

        Elected Corporate Officer — 2001.

P. Loreen Mershimer, 48

        2001 to present — Vice President, Hospital Products Business Sector.

        1998 to 2001 — Divisional Vice President, Hospital Business Systems.

        1998 — General Manager, Renal Care, Hospital Products.

        Elected Corporate Officer — 2001.

Edward L. Michael, 46

        2002 to present — Vice President Immunoassay/Clinical Chemistry, Diagnostic Products.

        1999 to 2002 — Vice President, Diagnostic Assays and Systems.

        1998 to 1999 — Vice President, Diagnostics Operations, Europe, Africa, and Middle East.

        Elected Corporate Officer — 1997.

Karen L. Miller, 49

        2000 to present — Vice President, Information Technology.

        1998 to 2000 — Divisional Vice President, Information Systems, Diagnostic Products.

        Elected Corporate Officer — 2000.

Sean Murphy, 50

        2002 to present — Vice President, Global Licensing/New Business Development.

        2001 to 2002 — Divisional Vice President, Global Licensing, New Business Development, Corporate Division, Global Medical Products.

        2000 to 2001 — Divisional Vice President and General Manager, Perclose, Hospital Products Division.

        1998 to 2000 — Divisional Vice President, New Business Development, Hospital Products Division.

        Elected Corporate Officer — 2002.

Joseph M. Nemmers Jr., 48

        2002 to present — Vice President, Global Commercial Operations, Diagnostic Products.

        2001 to 2002 — Vice President, Hospital Products Business Sector.

        2001 — Divisional Vice President, Acquisition Integration Management, International Division.

        1999 to 2001 — Vice President and Executive Director, Clara Abbott Foundation.

        1998 to 1999 — Director, Marketing & Sales Services, Pharmaceutical Products Division.

        1998 — Director, Materials Management, Pharmaceutical Products Division.

        Elected Corporate Officer — 2001.

Daniel W. Norbeck, 44

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

Edward A. Ogunro, 50

        1999  to  present — Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs.

        1998 to 1999 — Divisional Vice President, Immunodiagnostics and Chemistry, Diagnostic Products.

        Elected Corporate Officer — 1999.

Roberto Reyes, 49

        2001 to present — Vice President, Latin America and Canada.

        1998 to 2001 — Divisional Vice President and General Manager, Latin America and Canada, Diagnostic Products.

        1998 — General Manager, Diagnostic Products.

        Elected Corporate Officer — 2001.

Mary T. Szela, 39

        2001 to present — Vice President, Pharmaceutical Products, Primary Care Operations.

        2001 — Vice President, Hospital Products Business Sector.

        1998 to 2001 — Divisional Vice President, Hospital Products Business Sector.

        1998 — General Manager, Anesthesia, Hospital Products.

        Elected Corporate Officer — 2001.

James L. Tyree, 49

        2001 to present — Vice President, Global Licensing/New Business Development.

        2000 to 2001 — Divisional Vice President, Licensing/New Business Development.

        1998 to 2000 — Divisional Vice President and General Manager, Abbott International Division.

        Elected Corporate Officer — 2001.

Steven J. Weger Jr., 58

        1998 to present — Vice President, Corporate Planning and Development.

        Elected Corporate Officer — 1996.

Susan M. Widner, 46

        2001 to present — Vice President, Abbott HealthSystems.

        1998 to 2001 — Vice President, Diagnostics Operations, U.S. and Canada

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

	Market Price Per Share
	2002		2001
	high	low	high	low
First Quarter	58.00	51.40	50.55	42.00
Second Quarter	55.23	35.25	54.00	43.43
Third Quarter	43.85	29.80	53.82	46.35
Fourth Quarter	46.08	36.26	57.17	50.40

        Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

Shareholders

        There were 94,687 shareholders of record of Abbott common shares as of December 31, 2002.

Dividends

        Quarterly dividends of $.235 per share and $.21 per share were declared on common shares in 2002 and 2001, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2002	2001		2000	1999	1998
	(dollars in millions, except per share data)
Net sales	$17,684.7	$16,285.2		$13,745.9	$13,177.6	$12,512.7
Net earnings	2,793.7	1,550.4	(a)	2,786.0	2,445.8	2,334.4
Basic earnings per common share	1.79	1.00	(a)	1.80	1.59	1.52
Diluted earnings per common share	1.78	0.99	(a)	1.78	1.57	1.50
Total assets	24,259.1	23,296.4		15,283.3	14,471.0	13,259.9
Long-term debt	4,274.0	4,335.5		1,076.4	1,336.8	1,339.7
Cash dividends declared per common share	0.94	0.84		0.76	0.68	0.60
(a)
In 2001, Abbott recorded a pre-tax charge of $1,330 for acquired in-process research and development related to acquisitions of the pharmaceutical business of BASF and of Vysis, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Critical Accounting Policies

        Litigation  —  Abbott accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information is known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. As noted below, Abbott is unable to estimate a loss, if any, for the industry-wide enteral nutritional business investigation.

        Sales Rebates  —  A large part of Abbott's domestic businesses sell products to distributors who resell the products to the end customers. Abbott must provide rebates to members of buying groups who purchase from Abbott's distributors, to distributors that sell to their customers at prices determined under a contract between Abbott and the customer, or to state agencies, which administer various programs such as the federal Medicaid and Medicare programs and the Special Supplemental Food Program for Women, Infants, and Children. Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. Therefore, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of revenue when Abbott records its sale of the product. Settlement of the rebate generally occurs from three to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs.

        Income Taxes  —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. The company employs internal and external tax professionals to minimize audit adjustment amounts where possible. As part of Abbott's calculation of the provision for taxes on earnings, Abbott records the amount that it expects to incur as a result of audits. In the United States, the Internal Revenue Service is currently auditing Abbott's U.S. income tax returns for the years 1993 through 1995.

        Pension and Post-Employment Benefits  —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations under these programs. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets. Differences between the expected return on plan assets and the actual return are amortized over a five-year period. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligation and the annual expense recorded for these programs. Note 5 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. In 2002, Abbott recorded minimum pension liability adjustments of $343 million because the accumulated benefit obligations for certain domestic and international defined benefit plans exceeded the market value of the plans' assets. This resulted in a charge to accumulated other comprehensive loss of $203 million, net of taxes. The discount rate used in 2002 for determining the accumulated benefit obligations was 6.75%. A one-percentage point reduction in the discount rate would result in an increase in the minimum pension liability adjustments of approximately $368 million.

        Valuation of Intangible Assets  —  Abbott has acquired and continues to acquire significant intangible assets that Abbott values and records. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Generally, transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field, and valuations are usually based on a discounted cash flow analysis. Abbott uses a discounted cash flow model to value intangible assets acquired and for the assessment of impairment. The discounted cash flow model requires assumptions about the timing and amount of future cash inflows and outflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to the discounted cash flow value. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment to goodwill occurs.

Results of Operations

Sales

        The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2002 vs. 2001	8.6	1.0	8.2	(0.6)
2001 vs. 2000	18.5	0.7	20.1	(2.3)
2000 vs. 1999	4.3	(0.3)	6.6	(2.0)
Total U.S.
2002 vs. 2001	7.4	1.0	6.4	—
2001 vs. 2000	17.2	0.7	16.5	—
2000 vs. 1999	6.1	(0.7)	6.8	—
Total International
2002 vs. 2001	10.6	1.0	11.1	(1.5)
2001 vs. 2000	20.7	0.6	26.1	(6.0)
2000 vs. 1999	1.5	0.4	6.3	(5.2)
Pharmaceutical Products Segment
2002 vs. 2001	13.5	4.7	8.8	—
2001 vs. 2000 (a)	45.7	2.8	42.9	—
2000 vs. 1999	7.6	(2.5)	10.1	—
Diagnostic Products Segment
2002 vs. 2001	(1.1)	(0.1)	(0.6)	(0.4)
2001 vs. 2000	0.2	(0.2)	4.2	(3.8)
2000 vs. 1999	(2.9)	—	0.7	(3.6)
Hospital Products Segment
2002 vs. 2001	7.2	(0.6)	7.8	—
2001 vs. 2000	10.8	(1.2)	12.0	—
2000 vs. 1999	11.5	(1.7)	13.2	—
Ross Products Segment
2002 vs. 2001	—	(2.2)	2.2	—
2001 vs. 2000	2.6	2.1	0.5	—
2000 vs. 1999	4.0	1.6	2.4	—
International Segment
2002 vs. 2001	14.0	1.3	14.6	(1.9)
2001 vs. 2000 (a)	33.6	0.4	39.2	(6.0)
2000 vs. 1999	3.2	0.9	7.1	(4.8)
(a)
In 2001, Pharmaceutical and International segment sales were favorably impacted compared to 2000 by the acquisition of the pharmaceutical business of BASF.

        A comparison of the product group sales by segment is as follows (dollars in millions):

	2002	Percent Change	2001	Percent Change	2000	Percent Change
Pharmaceutical Products —
Neuroscience	$861	(1)	$869	12	$776	14
Anti-Infectives	805	4	777	(14)	904	3
Diabetes/Metabolism	564	7	529	N/A	—	N/A
Cardiology/Urology	473	52	310	105	151	103
Anti-Viral	380	27	298	109	143	45
Diagnostic Products —
Immunochemistry	2,030	(2)	2,068	(3)	2,132	(7)
Glucose	494	8	455	5	435	16
Hematology	212	(4)	220	3	213	4
Hospital Products —
Anesthesia	428	6	403	9	369	26
Renal Care	364	19	305	25	244	29
Acute Care Injectibles	466	4	448	12	401	—
Infusion Therapy	428	6	403	9	371	—
Vascular Pharma and Devices	205	33	154	34	114	8
Ross Products —
Pediatric Nutritionals	1,003	(4)	1,041	—	1,042	7
Adult Nutritionals	838	1	833	4	802	2
International —
Other Pharmaceuticals	2,287	31	1,742	152	692	5
Anti-Infectives	696	(2)	708	(8)	770	(6)
Hospital Products	785	3	759	(2)	775	4
Pediatric Nutritionals	486	1	480	9	443	8
Adult Nutritionals	528	4	508	—	507	7

        Sales of new products in 2002 are estimated to be $531 million, led by the Ross Products and International segments. In 2001, the acquisition of the pharmaceutical business of BASF favorably impacted the Diabetes/Metabolism and Cardiology/Urology product sales of the Pharmaceutical Products segment and the Other Pharmaceuticals product sales of the International segment. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1. Gains recorded in net sales were $164 million in 2002, $44 million in 2001 and $98 million in 2000.

        On December 31, 2002, the FDA approved Humira for the treatment of rheumatoid arthritis. Worldwide sales of Humira are forecasted to be more than $150 million in 2003. The expiration of patent protection can affect the future revenues and operating income of Abbott. Significant patent expirations and activities in the next three years are as follows. The original U.S. compound patent on clarithromycin expires in 2005. Approximately 50% of the U.S. sales of clarithromycin in 2002 were made under a form covered by patents that expire later than 2005. U.S. sales of clarithromycin were $487 million in 2002. Abbott markets TriCor in the U.S. under a license agreement. Patents covering TriCor are being challenged by competitors. Abbott is vigorously defending the patents. U.S. sales of TriCor were $403 million in 2002. An NDA for Synthroid, which is not protected by a patent, was approved by the FDA in 2002. The FDA is studying the conditions under which competitors may rely on Abbott's NDA to market a competitive product. U.S. sales of Synthroid were $489 million in 2002.

Operating Earnings

        Gross profit margins (sales less cost of products sold, including distribution expenses) were 51.9 percent of net sales in 2002, 52.4 percent in 2001 and 54.6 percent in 2000. The gross profit margin for 2002 was negatively impacted by the FDA consent decree charge, restructuring charges, both as discussed below, and unfavorable product mix, partially offset by absence of goodwill amortization in 2002. The decrease in the gross profit margin in 2001 was due primarily to increased goodwill and intangibles amortization and integration charges as a result of the acquisition of the pharmaceutical business of BASF. Gross profit margins in all years were also affected by productivity improvements, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical Products segments. In addition, the gross profit margins for the Ross segment were negatively impacted due to pricing pressure and unfavorable product mix. The gross profit margins for the Pharmaceutical Products segment were unfavorably impacted in 2002 by unfavorable product mix and favorably impacted in 2001 by favorable product mix. The gross profit margins for the Diagnostic Products segment were negatively impacted by the effect of the consent decree for all three years, as discussed below.

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million, or 6 cents per share, related to this matter was recorded in cost of products sold in 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue. The consent decree affects the sales and margin of the Immunochemistry products of the Diagnostic Products segment.

        Research and development expense was $1.6 billion in 2002 and 2001, and $1.4 billion in 2000, and represented 8.8 percent of net sales in 2002, compared to 9.7 percent of net sales in 2001, and 9.8 percent of net sales in 2000. The decline in research and development as a percentage of sales in 2002 was due, in part, to the decline in spending on Phase III clinical trials in 2002. Research and development expenditures continue to be concentrated on pharmaceutical and diagnostic products.

        Selling, general and administrative expenses increased 6.5 percent in 2002, net of the favorable effect of the relatively stronger U.S. dollar of 0.9 percent, compared to increases of 29.0 percent in 2001, and 1.3 percent in 2000. The increases in selling, general and administration in 2002 and 2001 were due, in part, to the acquisition of the pharmaceutical business of BASF in 2001 and for 2002 as the result of restructuring charges. The increases, net of exchange, in all three years also reflect inflation and additional selling and marketing support primarily in the International, Pharmaceutical and Hospital segments. In 2003, the Pharmaceutical Products and International segments will incur additional selling and administrative expenses to launch Humira.

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to the subpoenas that have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations for a particular year, but should not have a material adverse effect on Abbott's financial position.

        Abbott's income from TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected in 2001 as a result of the settlement of the U.S. government's investigation of TAP's marketing of Lupron, as discussed in Note 9.

Other (Income) Expense, net

        Other (income) expense, net for 2002, 2001, and 2000 includes charges of $211 million, $99 million and $76 million, respectively, as a result of other than temporary declines in the market values of certain equity securities.

Net Interest Expense

        Net interest expense decreased in 2002 due to a lower level of borrowings and lower interest rates. Net interest expense increased in 2001 primarily due to a higher level of borrowings as a result of the acquisition of the pharmaceutical business of BASF.

Taxes on Earnings

        The effective income tax rates were 24.0 percent in 2002, 17.7 percent in 2001 and 27.0 percent in 2000. The 2001 tax rate is lower than the 2002 and 2000 tax rates due primarily to the effect of the benefit of tax exemptions in several taxing jurisdictions in relation to Abbott's decreased pretax income in 2001 compared to 2002 and 2000. Excluding the effects of the acquisitions of the pharmaceutical business of BASF and of Vysis, Inc., the effective tax rate for 2001 would have been approximately 26 percent. The 2002 tax rate is lower than the 2001 tax rate, excluding the effects of the acquisitions, due in part to the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc.

Earnings

        Abbott recorded certain nonrecurring charges to earnings in 2002 primarily related to the FDA consent decree, other than temporary declines in the market value of equity securities, restructuring charges and acquisitions; and in 2001 primarily related to the acquisition of the pharmaceutical business of BASF and other items. Management excludes these impacts when analyzing performance so as to better identify ongoing business performance. Management's analysis of these nonrecurring items compared to reported net income and diluted earnings per share in accordance with generally accepted accounting principles (GAAP) is as follows:

	Amount
Description
	2002	2001
	(in millions, except per share amounts)
Acquired in-process research and development	$108	$1,330
TAP Pharmaceutical Products Inc. joint venture income adjustment relating to Lupron marketing settlements	—	289
U.S. FDA consent decree charge	129	—
Restructuring charges	174	—
Acquisition related charges other than acquired in-process research and development	—	262
Other than temporary declines in market value of equity securities and other charges	211	102

Total pretax nonrecurring charges	622	1,983
Taxes on nonrecurring charges	173	590

Net income effect of nonrecurring charges	449	1,393
Net income as reported (GAAP)	2,794	1,550

Net income excluding nonrecurring charges	$3,243	$2,943

Diluted earnings per share effect of nonrecurring charges	$0.28	$0.89
Diluted earnings per share as reported (GAAP)	1.78	0.99

Diluted earnings per share excluding nonrecurring charges	$2.06	$1.88

Financial Condition

Cash Flow

        Abbott expects annual cash flow from operating activities to continue to approximate or exceed Abbott's capital expenditures and cash dividends. In 2002, $106 million was funded to the main domestic pension plan and in 2003 contributions are expected to be $200 million. In addition, $221 million of long-term debt is due to be paid in 2003. Abbott will fund these payments out of operating cash flow. Abbott expects pension funding for its main domestic plan for 2004 and beyond to be between $200 million and $400 million annually.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value.

Debt and Capital

        At December 31, 2002, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

        Under a registration statement filed with the Securities and Exchange Commission, Abbott issued $3.250 billion of long-term debt securities in 2001. Proceeds from this issuance were used to reduce short-term commercial paper borrowings, which were primarily used to finance the acquisition of the pharmaceutical business of BASF. Under the registration statement, Abbott may issue $250 million in the future in the form of debt securities or common shares without par value.

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock. In 2000 and 2001, Abbott purchased 10.6 million shares from this authorization for

$482 million. Common stock purchases were temporarily suspended in January 2001, following Abbott's announced acquisition of the pharmaceutical business of BASF. In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market beginning in 2003.

Working Capital

        At December 31, 2002, 2001, and 2000, working capital was $2.1 billion, $492 million, and $3.1 billion, respectively. The increase in working capital in 2002 was primarily due to operating cash flows used to decrease short-term commercial paper borrowings.

Capital Expenditures

        Capital expenditures of $1.3 billion in 2002, $1.2 billion in 2001, and $1.0 billion in 2000 were principally for upgrading and expanding manufacturing, research and development, and administrative support facilities in all segments, and for laboratory instruments and hospital equipment placed with customers. This level of capital expenditures is expected to continue, with an increased proportion dedicated to the International and Pharmaceutical segments.

Business Combinations, Technology Acquisition and Divestiture

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a pretax charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which included the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term borrowings. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Acquired intangible assets, primarily product rights for marketed products	$3.5
Goodwill	2.4
Acquired in-process research and development	1.2
Deferred income taxes resulting primarily from nondeductible intangibles	(0.4)
Acquired net tangible assets	0.5

Total allocation of acquisition cost	$7.2

        The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development, and net tangible assets based on an independent appraisal of fair values. Product rights for marketed products are amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

        Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001 and 2002, Abbott formally approved several restructuring plans and certain costs of implementing formally approved plans have been included in the reported amount of goodwill above.

        The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for marketed products, interest expense for estimated acquisition debt, and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	2001 Pro Forma	2000 Pro Forma
	(in billions, except per share amounts)
Net sales	$16.7	$16.1
Net income	2.3	2.5
Diluted earnings per common share	1.46	1.62

        In 2001, Abbott acquired, for cash, all of the outstanding common stock of Vysis, Inc., a leading genomic disease management company. Of the cash acquisition cost of approximately $362 million, $162 million was allocated to developed technology, which is amortized over 15 years, and $143 million was charged against earnings in 2001 for acquired in-process research and development. The remaining acquisition cost was allocated to net tangible assets and goodwill. Had this acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In 2000, Abbott sold its agricultural products business, resulting in a $138.5 million gain.

Restructuring Plans
(in millions of dollars)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. In 2002, Abbott recorded a pretax charge against earnings of $174, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. Approximately $83 is classified as cost of products sold, $5 as research and development, and $86 as selling, general and administrative. The restructuring plans will result in the elimination of 2,600 positions offset, in part, by the addition of 500 positions. Approximately 1,400 employees have left Abbott as of December 31, 2002. Employee groups covered under the restructuring plans include manufacturing, research and development, and sales and administrative-related functions. Abbott expects the restructuring to yield after-tax annual savings of $80 to $100 upon full implementation of the plans. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	$104	$—	$104

        In 2001 and 2002, Abbott implemented restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	$68	$—	$68

        In 2002, the $59 restructuring charge has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. In 2001, of the total $207 restructuring charges, $156 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $36 is classified as cost of products sold, $2 as research and development, and $13 as selling, general and administrative. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. Approved restructuring plans cover approximately 2,400 employees, of which approximately 2,000 have left Abbott as of December 31, 2002. Employee groups covered under the restructuring plan include manufacturing, research and development, and sales and administrative-related functions.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Statement and Interpretation will not have a material effect on the financial statements of Abbott.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material effect on the financial statements of Abbott. Abbott accounted for the 2002 restructuring plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3 and, accordingly, charged to income in 2002 all appropriate exit costs for plans approved by management before December 31, 2002. Accounting for these restructuring plans under SFAS No. 146 would have resulted in some of the expenses that were recorded in 2002 being recorded in 2003. However, a significant amount of expenses would be charged against income in 2002 under either EITF No. 94-3 or SFAS No. 146.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Interest Rate Sensitive Financial Instruments

        At December 31, 2002 and 2001, Abbott had interest rate hedge contracts totaling $2.450 billion to manage its exposure to changes in the fair value of $2.450 billion of long-term debt due in July 2004 and 2006. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. As of December 31, 2002, and 2001, Abbott had $1.6 billion and $2.9 billion, respectively, of domestic commercial paper outstanding with an average interest rate of 1.3% and 1.8%, respectively, and with an average remaining life of 24 days and 14 days, respectively. The fair market value of long-term debt at December 31, 2002, and 2001, amounted to $4.6 billion and $4.5 billion, respectively, and consisted primarily of fixed-rate (average of 5.5%) debt with maturities through 2023. As of December 31, 2002, and 2001, the fair market value of current and long-term investment securities maturing through 2023 amounted to $283 million and $345 million, respectively. Approximately 7 percent and 13 percent of these investments as of December 31, 2002, and 2001, respectively, have fixed interest rates (average of 8.5% and 7.4%, respectively), while the remaining investments have variable rates. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is a reasonably possible near-term change in rates.)

Market Price Sensitive Financial Instruments

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $175 million and $262 million, respectively, as of December 31, 2002, and 2001. A hypothetical 20 percent decrease in the share prices of these investments would decrease the fair value at December 31, 2002 by approximately $35 million. (A 20 percent decrease is a reasonably possible near-term change in share prices.)

Non-Publicly-Traded Equity Securities

        Abbott maintains a portfolio of equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $48 million and $81 million, respectively, as of December 31, 2002, and 2001. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31,

2002, and 2001, Abbott held $1.9 billion and $3.1 billion, respectively, of such contracts, which all mature in the next calendar year.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in the foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in accumulated other comprehensive loss. Gains or losses will be included in cost of sales at the time the products are sold, generally within the next calendar year. At December 31, 2002, and 2001, Abbott held $857 million and $571 million, respectively, of such contracts, which all mature in the next calendar year.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2002, and 2001:

	2002			2001
	Contract Amount	Average Exchange Rate	Fair and Carrying Value	Contract Amount	Average Exchange Rate	Fair and Carrying Value
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$1,148	0.99	$(8.5)	$2,381	0.91	$(21.9)
British Pound	511	0.65	(4.4)	752	0.71	(4.5)
Japanese Yen	288	121.1	1.0	208	120.4	2.8
Canadian Dollar	251	0.64	0.6	75	0.63	(0.2)
All other currencies	539	N/A	(6.5)	277	N/A	1.1

Total	$2,737		$(17.8)	$3,693		$(22.7)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings and Comprehensive Income
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2002	2001	2000
Net Sales	$17,684,663	$16,285,246	$13,745,916

Cost of products sold	8,506,254	7,748,382	6,238,646
Research and development	1,561,792	1,577,552	1,351,024
Acquired in-process research and development	107,700	1,330,400	—
Selling, general and administrative	3,978,776	3,734,880	2,894,178
Gain on sale of agricultural business	—	—	(138,507)

Total Operating Cost and Expenses	14,154,522	14,391,214	10,345,341

Operating Earnings	3,530,141	1,894,032	3,400,575
Net interest expense	205,220	234,759	23,221
Income from TAP Pharmaceutical Products Inc. joint venture	(666,773)	(333,767)	(481,340)
Net foreign exchange (gain) loss	74,626	31,351	7,287
Other (income) expense, net	243,655	78,541	35,000

Earnings Before Taxes	3,673,413	1,883,148	3,816,407
Taxes on earnings	879,710	332,758	1,030,430

Net Earnings	$2,793,703	$1,550,390	$2,785,977

Basic Earnings Per Common Share	$1.79	$1.00	$1.80

Diluted Earnings Per Common Share	$1.78	$0.99	$1.78

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,560,956	1,550,408	1,548,015
Dilutive Common Stock Options	12,337	15,555	17,564

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,573,293	1,565,963	1,565,579

Outstanding Common Stock Options Having No Dilutive Effect	22,558	768	1,038

Comprehensive Income, net of tax:
Foreign currency translation adjustments	$327,680	$(5,029)	$(198,951)
Minimum pension liability adjustments, net of income taxes of $115,992	(203,182)	—	—
Unrealized (losses) gains on marketable equity securities	(20,307)	21,107	18,752
Net (losses) gains on derivative instruments designated as cash flow hedges	(28,774)	11,408	—
Reclassification adjustments for realized (losses)	(489)	(18,984)	(17,712)

Other comprehensive income (loss)	74,928	8,502	(197,911)
Net Earnings	2,793,703	1,550,390	2,785,977

Comprehensive Income	$2,868,631	$1,558,892	$2,588,066

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$308,242	$635,922	$630,893
Minimum pension liability adjustments	203,182	—	—
Cumulative unrealized (gains) on marketable equity securities	(9,008)	(29,804)	(27,681)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	17,366	(11,408)	—

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2002	2001	2000
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,793,703	$1,550,390	$2,785,977
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	834,923	774,272	721,294
Amortization of intangibles	342,422	393,746	106,137
Acquired in-process research and development	107,700	1,330,400	—
Investing and financing (gains) losses, net	134,472	159,936	69,914
Trade receivables	(111,533)	(279,167)	(260,790)
Inventories	(190,975)	(184,953)	(361,377)
Prepaid expenses and other assets	347,101	(962,005)	(397,714)
Trade accounts payable and other liabilities	138,829	732,482	621,078
Income taxes payable	(213,698)	51,747	(46,394)
Gain on sale of agricultural business	—	—	(138,507)

Net Cash From Operating Activities	4,182,944	3,566,848	3,099,618

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses, net of cash acquired	(585,999)	(7,424,356)	—
Proceeds from sale of agricultural business	—	—	205,000
Acquisitions of property and equipment	(1,296,397)	(1,163,707)	(1,035,873)
Purchases of investment securities	(156,078)	(179,618)	(68,085)
Proceeds from sales of investment securities	140,284	309,161	235,839
Other	16,570	73,646	45,455

Net Cash Used in Investing Activities	(1,881,620)	(8,384,874)	(617,664)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(1,306,000)	2,741,000	(670,000)
Proceeds from issuance of long-term debt, net	—	3,000,000	—
Other borrowing transactions, net	286,872	1,540	(2,769)
Purchases of common shares	—	(17,364)	(464,856)
Proceeds from stock options exercised	137,004	169,422	135,570
Dividends paid	(1,427,850)	(1,270,782)	(1,145,894)

Net Cash (Used in) From Financing Activities	(2,309,974)	4,623,816	(2,147,949)

Effect of exchange rate changes on cash and cash equivalents	55,722	(62,630)	(27,884)

Net Increase (Decrease) in Cash and Cash Equivalents	47,072	(256,840)	306,121
Cash and Cash Equivalents, Beginning of Year	657,378	914,218	608,097

Cash and Cash Equivalents, End of Year	$704,450	$657,378	$914,218

Supplemental Cash Flow Information:
Income taxes paid	$1,032,287	$984,079	$1,085,083
Interest paid	265,698	232,431	113,922

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2002	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$704,450	$657,378	$914,218
Investment securities	261,677	56,162	242,500
Trade receivables, less allowances of — 2002: $198,116; 2001: $195,585; 2000: $190,167	2,927,370	2,812,727	2,179,451
Inventories —
Finished products	1,274,760	1,154,329	903,973
Work in process	563,659	487,310	370,407
Materials	602,883	570,396	466,951

Total inventories	2,441,302	2,212,035	1,741,331
Deferred income taxes	1,022,861	1,112,247	896,083
Other prepaid expenses and receivables	1,764,112	1,568,640	1,402,658

Total Current Assets	9,121,772	8,419,189	7,376,241

Investment Securities	250,779	647,214	637,979

Property and Equipment, at Cost:
Land	335,566	332,268	245,850
Buildings	2,387,583	2,248,959	1,953,665
Equipment	8,790,209	8,097,044	7,597,553
Construction in progress	634,315	547,134	330,830

	12,147,673	11,225,405	10,127,898
Less: accumulated depreciation and amortization	6,319,551	5,673,858	5,310,987

Net Property and Equipment	5,828,122	5,551,547	4,816,911

Intangible Assets, net of amortization	3,919,248	4,116,674	891,562
Goodwill	3,732,533	3,177,646	663,698
Deferred Income Taxes, Investments in Joint Ventures and Other Assets	1,406,648	1,384,153	896,863

	$24,259,102	$23,296,423	$15,283,254

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2002	2001	2000
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,927,543	$2,950,956	$229,282
Trade accounts payable	1,661,650	1,525,215	1,355,985
Salaries, wages and commissions	579,689	557,672	401,366
Other accrued liabilities	2,202,477	2,285,644	1,549,245
Dividends payable	367,345	326,552	293,800
Income taxes payable	42,387	278,399	217,690
Current portion of long-term debt	221,111	2,379	250,172

Total Current Liabilities	7,002,202	7,926,817	4,297,540

Long-term Debt	4,273,973	4,335,493	1,076,368

Post-employment Obligations and Other Long-term Liabilities	2,318,374	1,974,681	1,338,440

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2002: 1,578,944,551; 2001: 1,571,816,976; 2000: 1,563,436,372	2,891,266	2,643,443	2,218,234
Common shares held in treasury, at cost — Shares: 2002: 15,876,449; 2001: 17,286,684; 2000: 17,502,239	(231,845)	(252,438)	(255,586)
Unearned compensation — restricted stock awards	(76,472)	(18,258)	(18,116)
Earnings employed in the business	8,601,386	7,281,395	7,229,586
Accumulated other comprehensive loss	(519,782)	(594,710)	(603,212)

Total Shareholders' Investment	10,664,553	9,059,432	8,570,906

	$24,259,102	$23,296,423	$15,283,254

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2002	2001	2000
Common Shares:
Beginning of Year Shares: 2002: 1,571,816,976; 2001: 1,563,436,372; 2000: 1,564,670,440	$2,643,443	$2,218,234	$1,939,673
Issued under incentive stock programs Shares: 2002: 7,331,098; 2001: 12,571,697; 2000: 11,424,234	202,741	363,492	245,668
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	46,755	70,223	50,219
Retired — Shares: 2002: 203,523; 2001: 4,191,093; 2000: 12,658,302	(1,673)	(8,506)	(17,326)

End of Year
Shares: 2002: 1,578,944,551; 2001: 1,571,816,976; 2000: 1,563,436,372	$2,891,266	$2,643,443	$2,218,234

Common Shares Held in Treasury:
Beginning of Year Shares: 2002: 17,286,684; 2001: 17,502,239; 2000: 17,650,834	$(252,438)	$(255,586)	$(257,756)
Issued under incentive stock programs Shares: 2002: 1,410,235; 2001: 215,555; 2000: 148,595	20,593	3,148	2,170

End of Year Shares: 2002: 15,876,449; 2001: 17,286,684; 2000: 17,502,239	$(231,845)	$(252,438)	$(255,586)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(18,258)	$(18,116)	$(23,028)
Issued at market value — Shares: 2002: 1,396,000; 2001: 198,000; 2000: 133,000	(78,835)	(10,222)	(5,479)
Lapses — Shares: 2002: 25,105; 2001: 52,000; 2000: 8,500	1,362	2,126	320
Amortization	19,259	7,954	10,071

End of Year	$(76,472)	$(18,258)	$(18,116)

Earnings Employed in the Business:
Beginning of Year	$7,281,395	$7,229,586	$6,174,007
Net earnings	2,793,703	1,550,390	2,785,977
Cash dividends declared on common shares (per share — 2002: $.94; 2001: $.84; 2000: $.76)	(1,468,643)	(1,303,534)	(1,176,694)
Cost of common shares retired in excess of stated capital amount	(64,066)	(202,926)	(557,628)
Cost of treasury shares issued below market value	58,997	7,879	3,924

End of Year	$8,601,386	$7,281,395	$7,229,586

Accumulated Other Comprehensive Loss:
Beginning of Year	$(594,710)	$(603,212)	$(405,301)
Other comprehensive income (loss)	74,928	8,502	(197,911)

End of Year	$(519,782)	$(594,710)	$(603,212)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS AND CONCENTRATION OF RISK — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three wholesalers accounted for 22 percent, 19 percent and 15 percent of trade accounts receivable as of December 31, 2002, 2001 and 2000, respectively.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. Product warranties are not significant.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2002, 2001 and 2000 that materially affected the financial position or results of operations.

        USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for litigation, income taxes, sales rebates, valuation of intangibles, inventory and accounts receivable exposures, and pension and other post-employment benefits.

        LITIGATION — Abbott accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

        SALES REBATES — Provisions for rebates to customers are provided for in the period the related sales are recorded. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

        INCOME TAXES — Deferred income taxes are provided for the tax effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Loss contingency provisions are recorded for the estimated amount of audit settlements.

        PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care costs trend rate, discount rate and the expected return on plan assets. Differences between the expected return on plan assets and the actual return are amortized over a five-year period.

        VALUATION OF INTANGIBLE ASSETS — Purchased intangible assets are recorded at fair value generally based on independent appraisals at the time of acquisition. Abbott uses a discounted cash flow model to value intangible assets and for the assessment of impairment that requires assumptions about the timing and amount of future cash flows, risk, the cost of capital and terminal values. Intangible assets and goodwill are reviewed for impairment at least on a quarterly and annual basis, respectively.

        CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in accumulated other comprehensive loss. Losses are charged to income for other than temporary declines in fair value of equity securities. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as a component of interest income.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs.

        PROPERTY AND EQUIPMENT — Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. The following table shows estimated useful lives of property and equipment:

Classification	Estimated Useful Lives
Buildings	10 to 50 years (average 27 years)
Equipment	3 to 20 years (average 11 years)

        PRODUCT LIABILITY — Provisions are made for the portions of probable losses that are not covered by product liability insurance.

        TRANSLATION ADJUSTMENTS — For foreign operations in highly inflationary economies, translation gains and losses are included in net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included as a component of accumulated other comprehensive loss.

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to domestic customers). Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales of product rights are recorded as revenue upon disposition of the rights. Sales incentives to customers are generally not material. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        STOCK-BASED COMPENSATION — Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees.

        RECLASSIFICATIONS — Certain minor reclassifications and additional disclosures have been made to prior-year financial statements to conform to the current-year presentation.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2002	2001	2000
Other Prepaid Expenses and Receivables
TAP Pharmaceutical Products Inc. trade receivables under a service agreement (a)	$685,848	$540,914	$514,200
All other	1,078,264	1,027,726	888,458

Total	$1,764,112	$1,568,640	$1,402,658

(a)
The payable to TAP related to this service agreement is recorded in accounts payable and had a balance of $666,422, $554,156, and $486,522 at December 31, 2002, 2001 and 2000, respectively.

Other Accrued Liabilities
Accrued rebates payable to government agencies	$288,076	$279,930	$295,235
Accrued other rebates (b)	205,489	232,147	152,340
All other	1,708,912	1,773,567	1,101,670

Total	$2,202,477	$2,285,644	$1,549,245

(b)
Wholesaler chargeback rebates of $81,017, $72,586 and $74,869 at December 31, 2002, 2001 and 2000, respectively, are netted in trade receivables.

Post-employment Obligations and Other Long-term Liabilities
Accrued post-employment costs	$746,352	$692,003	$597,910
Minimum pension liability adjustments	342,874	—	—
All other	1,229,148	1,282,678	740,530

Total	$2,318,374	$1,974,681	$1,338,440

Net Interest Expense
Interest expense	$238,945	$307,336	$113,938
Interest income	(33,725)	(72,577)	(90,717)

Total	$205,220	$234,759	$23,221

Other (Income) Expense, net
Other than temporary declines in market value of equity securities	$210,811	$98,500	$75,705
All other	32,844	(19,959)	(40,705)

Total	$243,655	$78,541	$35,000

Note 3 — Investment Securities (dollars in thousands)

        The following is a summary of investment securities at December 31:

	2002	2001	2000
Current Investment Securities
Time deposits and certificates of deposit	$120,000	$20,000	$232,500
Other, primarily debt obligations issued or guaranteed by various governments or government agencies	141,677	36,162	10,000

Total	$261,677	$56,162	$242,500

	2002	2001	2000
Long-term Investment Securities
Time deposits and certificates of deposit	$—	$100,000	$120,000
Corporate debt obligations	—	70,000	70,000
Debt obligations issued or guaranteed by various governments or government agencies, maturing through 2023	28,112	134,099	158,301
Equity securities	222,667	343,115	289,678

Total	$250,779	$647,214	$637,979

        Of the investment securities listed above, $247,998, $323,974, and $590,678 were held at December 31, 2002, 2001, and 2000, respectively, by subsidiaries operating in Puerto Rico under tax incentive grants expiring in 2015 and 2020. In addition, these subsidiaries held cash equivalents of $85,925 at December 31, 2000.

        Abbott reviews the carrying value of investments in equity securities each quarter to determine whether an other than temporary decline in market value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Abbott considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to other (income) expense, net.

Note 4 — Financial Instruments and Derivatives

        On January 1, 2001, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, all derivative instruments were recognized as either assets or liabilities at fair value, resulting in a transition credit to income of approximately $2.0 million in 2001, which is included in net foreign exchange (gain) loss.

        In 2002 and 2001, certain Abbott foreign subsidiaries entered into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $857 million and $571 million at December 31, 2002 and 2001, are designated as cash flow hedges of the variability of the cash flows due to changes in the foreign exchange rates. Abbott records the contracts at fair value, resulting in a $28.8 million charge and $11.4 million credit to accumulated other comprehensive loss in 2002 and 2001, respectively. No hedge ineffectiveness was recorded in income in 2002 or 2001. Accumulated gains and losses as of December 31, 2002 will be included in cost of products sold at the time the products are sold, generally through the end of 2003.

        In 2001, Abbott entered into interest rate hedge contracts totaling $2.450 billion to manage its exposure to changes in the fair value of $2.450 billion of fixed-rate debt due in July 2004 and 2006. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. At December 31, 2002 and 2001, Abbott recorded the contracts at fair value and adjusted the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2002 and 2001.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as net foreign exchange (gain) loss. At December 31, 2002, 2001, and 2000, Abbott held $1.9 billion, $3.1 billion, and $1.3 billion, respectively, of such foreign currency exchange contracts.

        The gross unrealized holding gains (losses) on current and long-term held-to-maturity investment securities totaled $1.5 million and $(8.5) million, respectively, at December 31, 2002; $2.0 million and $(17.2) million, respectively, at December 31, 2001; and $1.3 million and $(21.4) million, respectively, at December 31, 2000. The gross unrealized holding gains (losses) on available-for-sale equity securities totaled $24.4 million and $(9.2) million, respectively, at December 31, 2002; $57.0 million and $(1.8) million, respectively, at December 31, 2001; and $80.3 million and $(34.0) million, respectively, at December 31, 2000.

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

	2002		2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$261.7	$259.4	$56.2	$56.2	$242.5	$238.0
Long-term:
Held-to-Maturity Debt Securities	28.1	23.4	304.1	288.9	348.3	332.7
Available-for-Sale Equity Securities	222.7	222.7	343.1	343.1	289.7	289.7
Total Long-term Debt	(4,495.1)	(4,640.4)	(4,337.9)	(4,453.2)	(1,326.5)	(1,328.6)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(34.3)	(34.3)	(38.7)	(38.7)	(8.1)	(8.1)
Receivable position	16.5	16.5	16.0	16.0	29.4	29.4
Interest Rate Hedge Contracts	160.2	160.2	21.8	21.8	—	—

Note 5 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.

        Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2002	2001	2000	2002	2001	2000
Projected benefit obligations, January 1	$3,240,523	$2,572,226	$2,259,741	$963,411	$741,372	$635,700
Service cost — benefits earned during the year	172,191	144,982	118,863	40,541	33,133	30,034
Interest cost on projected benefit obligations	225,509	199,067	171,790	74,093	59,954	50,216
Losses, primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs	220,789	127,509	162,753	269,841	165,251	65,375
Benefits paid	(144,010)	(132,137)	(109,589)	(61,055)	(43,599)	(39,953)
Acquisition of the pharmaceutical business of BASF	—	331,003	—	—	7,300	—
Other, primarily foreign currency translation	33,423	(2,127)	(31,332)	—	—	—

Projected benefit obligations, December 31	$3,748,425	$3,240,523	$2,572,226	$1,286,831	$963,411	$741,372

Plans' assets at fair value, January 1, principally listed securities	$2,643,704	$2,828,801	$3,100,222	$293	$35,335	$77,749
Actual return on plans' assets	(310,375)	(198,581)	(154,748)	—	4,646	(6,097)
Company contributions	162,872	44,770	23,639	60,762	3,911	3,636
Benefits paid	(144,010)	(132,137)	(109,589)	(61,055)	(43,599)	(39,953)
Acquisition of the pharmaceutical business of BASF	—	123,755	—	—	—	—
Other, primarily foreign currency translation	21,224	(22,904)	(30,723)	—	—	—

Plans' assets at fair value, December 31	$2,373,415	$2,643,704	$2,828,801	$—	$293	$35,335

Projected benefit obligations less than (greater than) plans' assets, December 31	$(1,375,010)	$(596,819)	$256,575	$(1,286,831)	$(963,118)	$(706,037)
Unrecognized actuarial (gains) losses, net	1,113,438	289,405	(287,242)	568,340	287,176	136,188
Unrecognized prior service cost	15,047	21,518	834	(77,861)	(58,079)	(64,390)
Unrecognized transition obligation	(295)	(1,062)	(1,808)	—	—	—

Net accrued benefit cost	$(246,820)	$(286,958)	$(31,641)	$(796,352)	$(734,021)	$(634,239)

Accrued benefit cost	$(741,449)	$(418,133)	$(134,981)	$(796,352)	$(734,021)	$(634,239)
Prepaid benefit cost	151,755	131,175	103,340	—	—	—
Intangible assets	23,700	—	—	—	—	—
Accumulated other comprehensive loss	319,174	—	—	—	—	—

Net accrued benefit cost	$(246,820)	$(286,958)	$(31,641)	$(796,352)	$(734,021)	$(634,239)

Service cost — benefits earned during the year	$172,191	$144,982	$118,863	$40,541	$33,133	$30,034
Interest cost on projected benefit obligations	225,509	199,067	171,790	74,093	59,954	50,216
Expected return on plans' assets	(282,721)	(261,753)	(233,056)	—	(1,940)	(6,176)
Net amortization	4,340	(213)	(3,994)	10,491	2,589	(1,573)

Net cost	$119,319	$82,083	$53,603	$125,125	$93,736	$72,501

        The projected benefit obligations for certain foreign defined benefit plans that do not have plan assets were $284,000, $276,000, and $65,000 at December 31, 2002, 2001, and 2000, respectively. In addition, in 2002 Abbott recorded minimum pension liability adjustments of $342,874 because the accumulated benefit obligations for certain domestic and international defined benefit plans exceeded the market value of the plans' assets. This resulted in a charge to accumulated other comprehensive loss of $203,182, net of taxes.

For plans where the accumulated benefit obligations exceeded plan assets, the aggregate accumulated benefit obligations were $2,382,700 and the aggregate plan assets were $1,980,600. The discount rate used for determining the accumulated benefit obligations was 6.75%. A one-percentage point reduction in the discount rate would result in an increase in the minimum pension liability adjustments of approximately $368,268. Abbott funds its domestic pension plans according to IRS funding limitations. In 2002, $106,000 was funded to the main domestic pension plan.

        Assumptions used for the major domestic benefit plans as of December 31 include:

	2002	2001	2000
Discount rate for determining obligations and interest cost	6 3/4%	7 1/4%	7 1/2%
Expected aggregate average long-term change in compensation	4 1/2%	5%	5%
Expected long-term rate of return on assets	8 3/4%	9 1/2%	9 1/2%

        A nine percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. This rate is assumed to decrease gradually to five percent in 2007.

        A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2002, by $197,084/$(135,156), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $22,981/$(18,375).

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $109,000 in 2002, $97,000 in 2001, and $86,000 in 2000.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Taxes on Earnings (dollars in thousands)

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $4,304,400 at December 31, 2002. Deferred income taxes not provided on these earnings would be approximately $1,092,300. Abbott's U.S. income tax returns for 1992 and prior years have been audited by the Internal Revenue Service and are closed. Internal Revenue Service audits of the years 1993 to 1995 are currently in process.

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

Earnings Before Taxes	2002	2001	2000
Domestic	$2,502,823	$442,150	$2,773,244
Foreign	1,170,590	1,440,998	1,043,163

Total	$3,673,413	$1,883,148	$3,816,407

	2002	2001	2000
Taxes on Earnings
Current:
U.S. Federal and Possessions	$442,891	$633,684	$825,608
State	19,324	74,087	67,898
Foreign	324,250	388,950	194,944

Total current	786,465	1,096,721	1,088,450

Deferred:
Domestic	111,429	(741,213)	(70,383)
Foreign	(16,260)	(21,563)	11,812
Enacted tax rate changes	(1,924)	(1,187)	551

Total deferred	93,245	(763,963)	(58,020)

Total	$879,710	$332,758	$1,030,430

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Puerto Rico, Costa Rica, the Netherlands, the Dominican Republic, and Ireland	(7.3)	(14.6)	(5.0)
State taxes, net of federal benefit	0.4	0.8	1.2
Domestic dividend exclusion	(5.1)	(5.0)	(3.5)
All other, net	1.0	1.5	(0.7)

Effective tax rate	24.0%	17.7%	27.0%

        As of December 31, 2002, 2001, and 2000, total deferred tax assets were $2,375,526, $2,412,064, and $1,458,707, respectively, and total deferred tax liabilities were $904,822, $913,614, and $463,406, respectively. Valuation allowances for deferred tax assets were not significant. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2002	2001	2000
Compensation and employee benefits	$544,148	$434,549	$344,641
Trade receivable reserves	209,899	219,387	155,178
Inventory reserves	127,173	140,762	124,759
Deferred intercompany profit	240,463	254,276	204,052
State income taxes	91,140	100,265	53,610
Depreciation	(183,410)	(168,499)	(204,595)
Other, primarily acquired in-process research and development and other accruals and reserves not currently deductible, and the excess of book basis over tax basis of intangible assets	435,397	504,649	277,033

Total	$1,464,810	$1,485,389	$954,678

Note 7 — Segment and Geographic Area Information (dollars in millions)

        REVENUE SEGMENTS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to reportable segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to reportable segments. Intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
Pharmaceutical (a)	$4,268	$3,759	$2,580	$1,441	$1,409	$1,013	$55	$34	$43	$60	$23	$145	$2,279	$2,014	$1,719
Diagnostics (b)	2,897	2,929	2,924	220	357	331	149	182	200	295	249	292	2,753	2,736	2,626
Hospital	2,979	2,778	2,507	786	738	660	111	107	111	315	164	183	2,202	1,934	1,702
Ross	2,088	2,088	2,035	688	752	720	64	67	65	93	70	47	871	889	899
International (a)(b)	5,036	4,418	3,307	1,298	949	782	187	111	86	375	255	150	3,849	3,632	2,576

Total Reportable Segments	17,268	15,972	13,353	$4,433	$4,205	$3,506	$566	$501	$505	$1,138	$761	$817	$11,954	$11,205	$9,522

Other	417	313	393

Net Sales	$17,685	$16,285	$13,746

(a)
Net sales and operating earnings were favorably impacted in 2002 and 2001 by the acquisition of the pharmaceutical business of BASF in 2001.

(b)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in each year presented.

	2002	2001	2000
Total Reportable Segment Operating Earnings	$4,433	$4,205	$3,506
Corporate functions (c)	215	261	147
Benefit plans costs	43	101	46
Non-reportable segments	6	9	(12)
Gain on sale of business	—	—	(139)
Net interest expense	205	235	23
Acquired in-process research and development	108	1,330	—
Income from TAP Pharmaceutical Products Inc. joint venture	(667)	(334)	(481)
Net foreign exchange (gain) loss	75	31	7
Other expenses, net (d)	775	689	99

Consolidated Earnings Before Taxes	$3,673	$1,883	$3,816

Total Segment Assets	$11,954	$11,205	$9,522
Cash and investments	1,217	1,361	1,795
Investment in TAP Pharmaceutical Products Inc.	370	392	491
Current deferred income taxes	1,023	1,112	896
Non-reportable segments	503	645	440
All other, net (e)	9,192	8,581	2,139

Total Assets	$24,259	$23,296	$15,283

(c)
2001 includes certain integration charges related to the acquisition of the pharmaceutical business of BASF.

(d)
2002 and 2001 include amortization and restructuring charges relating to the acquisition of the pharmaceutical business of BASF. 2002 includes charges for restructuring plans, FDA consent decree, and for other than temporary declines in the market value of equity securities.

(e)
2002 and 2001 include intangible assets related to the acquisitions of the pharmaceutical business of BASF and of Vysis, Inc.

	Net Sales to External Customers (f)			Long-Term Assets
	2002	2001	2000	2002	2001	2000
United States	$10,998	$10,249	$8,762	$8,228	$8,308	$6,689
Japan	784	748	708	308	128	143
Germany (g)	721	644	411	4,257	4,185	160
Canada	512	468	408	53	50	49
The Netherlands	446	349	340	109	97	71
Italy	572	496	308	185	152	95
All Other Countries	3,652	3,331	2,809	1,997	1,957	700

Consolidated	$17,685	$16,285	$13,746	$15,137	$14,877	$7,907

(f)
Sales by country are based on the country that sold the product.

(g)
2002 and 2001 long-term assets include certain intangible assets related to the acquisition of the pharmaceutical business of BASF.

Note 8 — Litigation and Environmental Matters

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

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas that have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations in a given year, but should not have a material adverse effect on Abbott's financial position.

        Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of company-owned locations. Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a probable loss exposure. No individual site cleanup exposure is expected to exceed $3 million, and the aggregate cleanup exposure is not expected to exceed $20 million.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. Abbott is unable to estimate the reasonably probable range of loss for the claims and investigations discussed above and in Note 9. Except for the enteral nutritional investigation, Abbott has recorded reserves of approximately $150 million for its legal proceedings and environmental exposure including those discussed above and in Note 9. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." While it is not feasible to predict the outcome of such proceedings with certainty, management believes that their ultimate disposition should not result in a loss materially different than the amount recorded, and should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except as noted above with respect to the enteral nutritional investigation.

Note 9 — TAP Pharmaceutical Products Inc.

        In 2001, TAP Pharmaceutical Products Inc. (TAP) entered into an agreement with the U.S. government to settle matters relating to its investigation involving TAP's marketing of its prostate cancer drug, Lupron. In 2001, Abbott's income from the TAP joint venture was reduced by a charge of $274 million relating to this investigation.

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

Note 10 — Restructuring Plans (dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. In 2002, Abbott recorded a pretax charge against earnings of $174, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. Approximately $83 is classified as cost of products sold, $5 as research and development, and $86 as selling, general and administrative. The restructuring plans will result in the elimination of 2,600 positions offset, in part, by the addition of 500 positions. Approximately 1,400 employees have left Abbott as of December 31, 2002. Employee groups covered under the restructuring plans include manufacturing, research and development, and sales and administrative-related functions. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	$104	$—	$104

        In 2001 and 2002, Abbott implemented restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in 2001 that it was closing one of its manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	$68	$—	$68

        In 2002, the $59 restructuring charge has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. In 2001, of the total $207 restructuring charges, $156 has been recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $36 is classified as cost of products sold, $2 as research and development, and $13 as selling, general and administrative. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. Approved restructuring plans cover approximately 2,400 employees, of which approximately 2,000 have left Abbott as of December 31, 2002. Employee groups covered under the restructuring plan include manufacturing, research and development, and sales and administrative-related functions.

Note 11 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards comprise the majority of benefits that have been granted and are currently outstanding under this program and prior programs. In 2002, Abbott granted 22,576,126 stock options, 2,112,635 replacement stock options, and 1,410,235 restricted stock awards under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2002, 2001 and 2000 vest equally over three years except for replacement options, which generally vest in six months. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied.

        At January 1, 2003, 41.3 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 22.9 million stock options from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 2000	71,022,341	$30.96
Granted	18,922,849	36.03
Exercised	(11,390,803)	21.21
Lapsed	(1,460,206)	33.99

December 31, 2000	77,094,181	33.59	45,315,980	$30.12

Granted	23,118,789	48.64
Exercised	(12,571,690)	28.30
Lapsed	(1,369,321)	42.58

December 31, 2001	86,271,959	38.25	50,383,606	34.13

Granted	24,688,761	56.11
Exercised	(10,068,863)	28.09
Lapsed	(1,211,101)	48.22

December 31, 2002	99,680,756	$43.58	59,224,392	$38.48

	Options Outstanding at December 31, 2002			Exercisable Options at December 31, 2002
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12 to $37	36,206,818	5.2	$31.02	31,016,279	$30.41
38 to 48	36,191,320	7.3	46.69	22,777,975	46.07
49 to 58	27,282,618	8.9	56.12	5,430,138	52.75

$12 to $58	99,680,756	7.0	$43.58	59,224,392	$38.48

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income (in billions) and earnings per share (EPS) amounts would have been as follows:

	2002	2001	2000
Net income, as reported	$2.8	$1.6	$2.8
Compensation cost under fair market value-based accounting method, net of tax	(0.2)	(0.2)	(0.2)

Net income, pro forma	$2.6	$1.4	$2.6

Basic EPS, as reported	$1.79	$1.00	$1.80
Basic EPS, pro forma	1.65	0.89	1.71
Diluted EPS, as reported	1.78	0.99	1.78
Diluted EPS, pro forma	1.65	0.88	1.69
Reported diluted EPS higher than pro forma diluted EPS	0.13	0.11	0.09

        The weighted average fair value of an option granted in 2002, 2001 and 2000 was $16.47, $13.31, and $10.60, respectively. For purposes of fair market value disclosures, the fair market value of an option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Risk-Free Interest Rate	4.5%	4.9%	6.8%
Average Life of Options (years)	5.4	5.4	5.4
Volatility	28.0%	27.0%	26.0%
Dividend Yield	1.6%	2.0%	2.0%

Note 12 — U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostics products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million related to this matter has been recorded in 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue.

Note 13 — Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2002	2001	2000
5.6% debentures, due 2003	$—	$200,000	$200,000
5.125% debentures, due 2004	1,650,000	1,650,000	—
6.8% debentures, due 2005	150,000	150,000	150,000
5.625% debentures, due 2006	1,600,000	1,600,000	—
6.4% debentures, due 2006	250,000	250,000	250,000
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
Other, including the fair market value of interest rate hedge contracts designated as fair value hedges	223,973	85,493	76,368

Total, net of current maturities	4,273,973	4,335,493	1,076,368
Current maturities of long-term debt	221,111	2,379	250,172

Total carrying amount	$4,495,084	$4,337,872	$1,326,540

        Principal payments required on long-term debt outstanding at December 31, 2002, are $221,111 in 2003, $1,652,797 in 2004, $152,023 in 2005, $1,852,673 in 2006, $486 in 2007, and $455,797 thereafter.

        At December 31, 2002, Abbott had $3,000,000 of unused lines of credit, which support commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. In addition, Abbott has a yen denominated credit facility that expires in March 2003. Borrowings under this facility were approximately $280,000 at December 31, 2002. Abbott's weighted average interest rate on short-term borrowings was 1.1%, 1.9%, and 5.9% at December 31, 2002, 2001, and 2000, respectively.

Note 14 — Business Combinations and Technology Acquisition

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a pretax charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which included the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term borrowings. The acquisition is accounted for under the purchase method of accounting. The allocation of the acquisition cost is as follows (in billions of dollars):

Acquired intangible assets, primarily product rights for marketed products	$3.5
Goodwill	2.4
Acquired in-process research and development	1.2
Deferred income taxes resulting primarily from nondeductible intangibles	(0.4)
Acquired net tangible assets	0.5

Total allocation of acquisition cost	$7.2

        The acquisition cost has been allocated to intangible assets, goodwill, acquired in-process research and development, and net tangible assets based on an independent appraisal of fair values. Product rights for marketed products are amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities.

        Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001 and 2002, Abbott formally approved several restructuring plans and certain costs of implementing formally approved plans have been included in the reported amount of goodwill above.

        The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of the pharmaceutical business of BASF had taken place on January 1, 2000. The pro forma information includes primarily adjustments for acquired in-process research and development, amortization of product rights for marketed products, interest expense for estimated acquisition debt, and amortization of goodwill. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	2001 Pro Forma	2000 Pro Forma
	(in billions, except per share amounts)
Net sales	$16.7	$16.1
Net income	2.3	2.5
Diluted earnings per common share	1.46	1.62

        In 2001, Abbott acquired, for cash, all of the outstanding common stock of Vysis, Inc., a leading genomic disease management company. Of the cash acquisition cost of approximately $362 million, $162 million was allocated to developed technology, which will be amortized over 15 years, and $143 million was charged against earnings in 2001 for acquired in-process research and development. The remaining acquisition cost was allocated to net tangible assets and goodwill. Had this acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Note 15 — Goodwill and Intangible Assets (dollars in millions except per share amounts)

        Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. Abbott completed its initial assessment of goodwill impairment in the second quarter 2002, and its annual assessment in the third quarter 2002, which resulted in no impairment charges. Abbott assesses goodwill impairment in the third quarter of each year.

        In 2002, Abbott recorded goodwill of $59 relating to restructuring charges associated with the acquisition of the pharmaceutical business of BASF, $257 relating to the acquisitions of Biocompatibles International plc and Hokuriku Seiyaku Co., Ltd. and the translation of foreign currency denominated goodwill. There were no reductions of goodwill in 2002 relating to impairments or disposal of all or a portion of a business.

        The following transitional pro forma financial information reflects net income and diluted earnings per share as if goodwill and certain intangibles were not subject to amortization for the twelve months ended December 31, 2001 and 2000.

	Year Ended December 31
	2001		2000
	Net Income	Earnings per share	Net Income	Earnings per share
Amounts as reported	$1,550	$0.99	$2,786	$1.78
Amortization, net of income taxes	106	0.07	30	0.02

Total	$1,656	$1.06	$2,816	$1.80

        The gross amount and accumulated amortization of amortizable intangible assets as of December 31 is as follows:

	2002		2001		2000
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Product Rights and Technology	$4,309	$681	$4,167	$352	$703	$100
Patient Base and Other	195	52	192	38	185	31

Total	$4,504	$733	$4,359	$390	$888	$131

        The estimated annual amortization expense for intangible assets is $346 in 2003, $345 in 2004, $341 in 2005, $335 in 2006, and $331 in 2007. Intangible assets are amortized on a straight-line basis over 5 to 20 years (average 13 years). The net amount of intangible assets with indefinite lives, primarily registered tradenames, not subject to amortization is $148 at December 31, 2002 and 2001 and $135 at December 31, 2000.

Note 16 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $370, $392, and $491 at December 31, 2002, 2001, and 2000, respectively. Dividends received from TAP were $695, $433, and $511 in 2002, 2001, and 2000, respectively. Abbott's income from the TAP joint venture is recognized net of consolidating adjustments. In addition, Abbott performs certain administrative, selling and manufacturing services for

TAP at negotiated rates that approximate fair market value for the services performed. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2002	2001	2000
Net sales	$4,037.4	$3,787.2	$3,538.9
Cost of sales	884.1	938.6	881.5
Income before taxes	2,081.4	1,204.1	1,445.5
Net income	1,333.5	669.9	925.4
	December 31
	2002	2001	2000
Current assets	$1,176.8	$1,191.2	$1,675.8
Total assets	1,580.3	1,568.3	2,019.4
Current liabilities	791.6	713.1	1,022.6
Total liabilities	839.8	804.7	1,030.7

        Undistributed earnings of investments accounted for under the equity method amounted to $339 as of December 31, 2002.

Note 17 — Stock Purchase Rights

        Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires ten percent or more of Abbott common shares or announces a tender or exchange offer which would result in ownership of ten percent or more of Abbott common shares. Following the acquisition of ten percent or more of Abbott's common shares, the holders of the rights, other than the acquiring person or group, may purchase Abbott common shares at half price. In the event of a merger or other acquisition of Abbott, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half price. The rights were not exercisable at December 31, 2002.

Note 18 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2002	2001	2000
First Quarter
Net Sales	$4,189.3	$3,559.9	$3,353.2
Gross Profit	2,293.2	1,916.6	1,856.7
Net Earnings (Loss)(a)	854.3	(223.6)	693.0
Basic Earnings (Loss) Per Common Share(a)	.55	(.14)	.45
Diluted Earnings (Loss) Per Common Share(a)	.54	(.14)	.44
Market Price Per Share-High	58.00	50.55	36.50
Market Price Per Share-Low	51.40	42.00	29.38
Second Quarter
Net Sales	$4,314.9	$4,099.1	$3,370.2
Gross Profit	2,148.3	2,116.1	1,839.9
Net Earnings	592.3	529.0	685.2
Basic Earnings Per Common Share	.38	.34	.44
Diluted Earnings Per Common Share	.38	.34	.44
Market Price Per Share-High	55.23	54.00	44.69
Market Price Per Share-Low	35.25	43.43	35.38
Third Quarter
Net Sales	$4,341.2	$4,181.2	$3,317.9
Gross Profit	2,273.7	2,140.3	1,802.4
Net Earnings	720.1	631.4	654.4
Basic Earnings Per Common Share	.46	.41	.42
Diluted Earnings Per Common Share	.46	.40	.42
Market Price Per Share-High	43.85	53.82	49.00
Market Price Per Share-Low	29.80	46.35	39.31
Fourth Quarter
Net Sales	$4,839.3	$4,445.1	$3,704.6
Gross Profit	2,463.2	2,364.0	2,008.3
Net Earnings	627.0	613.6	753.4
Basic Earnings Per Common Share	.40	.39	.49
Diluted Earnings Per Common Share	.40	.39	.48
Market Price Per Share-High	46.08	57.17	56.25
Market Price Per Share-Low	36.26	50.40	45.44
(a)
First-quarter 2001 included a pretax charge for acquired in-process research and development of $1,015 related to the acquisition of the pharmaceutical business of BASF.

Reports of Independent Public Accountants

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheet of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of earnings and comprehensive income, shareholders' investment, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000, prior to the addition of the transitional disclosures discussed in Note 15, were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 15, 2002 an unqualified opinion on those statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abbott Laboratories and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 15, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 15, these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets." We audited the transitional disclosures in Note 15. In our opinion, the transitional disclosures for 2001 and 2000 in Note 15 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP Chicago, Illinois January 15, 2003

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

Arthur Andersen LLP (1)
Chicago, Illinois January 15, 2002
(1)
This report is a copy of the previously issued report covering 2001, 2000 and 1999. The predecessor auditors have not reissued their report.

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

        Abbott's consolidated financial statements have been audited by independent public accountants who have expressed their opinions with respect to the fairness of these statements.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
SENIOR VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income
(in thousands)

	Years Ended December 31
	2002	2001	2000
		(Unaudited)	(Unaudited)
Net Sales	$4,037,415	$3,787,221	$3,538,898
Cost of Sales	884,145	938,586	881,463

Gross Profit	3,153,270	2,848,635	2,657,435
Selling, General and Administrative	898,874	1,466,504	1,100,357
Research and Development	182,456	228,307	235,015

Income from Operations	2,071,940	1,153,824	1,322,063
Other Income (Expenses):
Interest income	15,165	52,393	74,636
Gain on sale of investment	—	—	50,014
Other expenses, net	(5,663)	(2,068)	(1,263)

Income Before Taxes	2,081,442	1,204,149	1,445,450
Provision for Income Taxes	747,897	534,223	520,021

Net Income	1,333,545	669,926	925,429
Other Comprehensive Income:
Reclassifying adjustment for gain included in net income	—	—	(26,272)
Net unrealized gain (loss) on option and forward contracts	33,252	(20,846)	—

Comprehensive Income	$1,366,797	$649,080	$899,157

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31
	2002	2001	2000
		(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,333,545	$669,926	$925,429
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,198	26,906	25,773
Deferred income taxes	2,616	55,578	(83,097)
Gain on sale of investment	—	—	(50,014)
Other comprehensive income	33,252	(20,846)	(26,272)
Changes in assets and liabilities:
Accounts receivable	(137,709)	(4,108)	(86,601)
Inventories	(10,240)	36,108	(27,520)
Prepaid expenses and other assets	(43,030)	(39,219)	(13,490)
Accounts payable and accrued liabilities	56,666	(297,857)	279,003
Accrued rebates	13,772	(31,879)	66,892
Accrued compensation and benefits	11,719	12,879	3,708
Incentive stock program	(47,006)	22,844	22,641

Net Cash Flows From Operating Activities	1,237,783	430,332	1,036,452

Cash Flows (Used in) From Investing Activities:
Proceeds from maturities of investments	97,341	177,044	1,041,958
Purchases of investments	(209,181)	—	(581,919)
Capital expenditures	(12,619)	(15,500)	(34,376)

Net Cash Flows (Used in) From Investing Activities	(124,459)	161,544	425,663

Cash Flows (Used in) Financing Activities:
Dividends paid	(1,389,889)	(864,121)	(1,024,664)

Cash Flows (Used in) Financing Activities	(1,389,889)	(864,121)	(1,024,664)

Net (Decrease) Increase in Cash and Cash Equivalents	(276,565)	(272,245)	437,451
Cash and Cash Equivalents — Beginning of Year	477,717	749,962	312,511

Cash and Cash Equivalents — End of Year	$201,152	$477,717	$749,962

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$753,690	$534,443	$608,258

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31
	2002	2001
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$201,152	$477,717
Short-term investments	62,840	—
Accounts receivable, net of allowances: 2002 — $27,764; 2001 — $23,722 (unaudited)	621,130	483,421
Inventories	124,699	114,459
Deferred income taxes	89,296	77,308
Prepaid expenses and other assets	77,699	38,301

Total Current Assets	1,176,816	1,191,206
Property and Equipment, net	87,661	85,958
Intangible Asset, net	19,922	33,204
Long-Term Investments	271,648	219,016
Deferred Income Taxes	24,284	38,888

	$1,580,331	$1,568,272

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$143,703	$154,684
Payable to Takeda	119,023	114,285
Payable to Abbott	237,127	177,889
Accrued rebates	231,050	217,278
Accrued compensation and benefits	60,679	48,960

Total Current Liabilities	791,582	713,096
Incentive Stock Program	8,978	55,984
Other Liabilities	39,261	35,590
Commitments and Contingencies

Total Liabilities	839,821	804,670

Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive income (loss)	12,406	(20,846)
Retained earnings	682,155	738,499

Total Shareholders' Equity	740,510	763,602

	$1,580,331	$1,568,272

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2000 (Unaudited)	200	$39,500	$6,449	$26,272	$1,031,929	$1,104,150
Net income (unaudited)	—	—	—	—	925,429	925,429
Reclassifying adjustment for gain included in net income (unaudited)	—	—	—	(26,272)	—	(26,272)
Dividends (unaudited)	—	—	—	—	(1,024,664)	(1,024,664)

Balance, December 31, 2000 (Unaudited)	200	39,500	6,449	—	932,694	978,643
Net income (unaudited)	—	—	—	—	669,926	669,926
Net unrealized loss on option and forward contracts (unaudited)	—	—	—	(20,846)	—	(20,846)
Dividends (unaudited)	—	—	—	—	(864,121)	(864,121)

Balance, December 31, 2001 (Unaudited)	200	39,500	6,449	(20,846)	738,499	763,602
Net income	—	—	—	—	1,333,545	1,333,545
Net unrealized gain on option and forward contracts, net of taxes of $7,444	—	—	—	33,252	—	33,252
Dividends	—	—	—	—	(1,389,889)	(1,389,889)

Balance, December 31, 2002	200	$39,500	$6,449	$12,406	$682,155	$740,510

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2002, 2001 (Unaudited) and 2000 (Unaudited)
(dollars in thousands)

Note 1.    Description of the Business

        TAP Pharmaceutical Products Inc. and subsidiaries (TAP) is a Delaware corporation owned equally by Abbott Laboratories (Abbott), an Illinois corporation, and Takeda America Holdings, Inc., a wholly-owned subsidiary of Takeda Chemical Industries, Ltd., a Japanese corporation (collectively Takeda). TAP is headquartered in Lake Forest, Illinois and has approximately 3,000 employees. Under an agreement between Abbott and Takeda, TAP develops, markets and sells human pharmaceutical products in the United States, Puerto Rico, and Canada. TAP operates as one business segment with sales primarily in the United States.

        TAP's two primary products are Prevacid and Lupron. The principal indications for Prevacid (lansoprazole), a proton pump inhibitor, are for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis. Lupron (leuprolide acetate), a luteinizing hormone-releasing hormone (LH-RH) analog, and Lupron Depot, a sustained release form of Lupron, are used principally for the palliative treatment of advanced prostate cancer, endometriosis and central precocious puberty, and for the pre-operative treatment of patients with anemia caused by uterine fibroids.

        The patents related to lansoprazole and leuprolide acetate are material to the operation of TAP's business. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda. The original United States compound patent covering leuprolide acetate is licensed by TAP from a third party.

        TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts are directed toward securing the prescription of TAP's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

        TAP's products are supplied by its owners, principally Takeda. Alternative sources of supply are not readily available. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's two main products for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000
		(Unaudited)	(Unaudited)
Prevacid	$3,157,464	$2,951,254	$2,739,540
Lupron	876,046	832,782	799,358

        Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP's accounts receivable are derived from sales to wholesale distributors. Three wholesale distributors accounted for more than 10% of TAP's gross sales in 2002, 2001 and 2000 as follows:

	2002	2001	2000
		(Unaudited)	(Unaudited)
Wholesale distributor A	22%	20%	19%
Wholesale distributor B	20%	22%	24%
Wholesale distributor C	13%	18%	13%

        TAP has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-traded contracts accounted for at fair value.

Note 2.    Summary of Significant Accounting Policies

        BASIS OF PRESENTATION — The consolidated financial statements include the accounts of TAP and all of its subsidiaries. All intercompany accounts and transactions have been eliminated.

        USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions by management. Actual results could differ from those estimates. Significant estimates include amounts for litigation, income taxes, sales rebates, inventory reserves and accounts receivable allowances.

        CASH AND CASH EQUIVALENTS — Cash equivalents include time deposits, certificates of deposit, commercial paper, money market funds and other short-term investments in governmental agency debt securities with original maturities of three months or less.

        INVESTMENT SECURITIES — Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2002	2001
		(Unaudited)
Finished goods	$64,751	$46,322
Work-in-process	59,948	68,137

Total inventories	$124,699	$114,459

        PROPERTY AND EQUIPMENT — Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Building	50 years
Leasehold improvements	2-3 years (or life of lease, whichever is less)
Furniture and fixtures	10-20 years
Computer hardware and software	3-10 years

        Computer software that is either purchased or developed for use by TAP is capitalized and amortized over a useful life of three to five years.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on projected undiscounted cash flows associated with the affected assets. If the fair value is less than the carrying value of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques.

        INTANGIBLE ASSET — The intangible asset consists of a purchased patent license at a cost of $136,134, less accumulated amortization of $116,212 and $102,930 (unaudited) at December 31, 2002 and 2001, respectively. The patent license is being amortized straight-line over the remaining life of the patent. Annual amortization expense recognized was $13,282 in 2002, 2001 (unaudited) and 2000 (unaudited). The estimated future annual amortization expense for the years ending December 31, 2003 and 2004 is $13,282 and $6,640, respectively.

        REVENUE RECOGNITION — Revenue from product sales is recognized when delivered to the customer, at which time title and risk of loss passes to the customer. Estimated provisions for rebates and sales incentives to customers, doubtful accounts, cash discounts, product returns and other adjustments are provided for in the period of the related sale. Rebates and sales incentives are recorded as accrued rebates in the balance sheets. Reserves for doubtful accounts, cash discounts, product returns and customer chargebacks are recorded as reductions to the related accounts receivable. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

        RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $341,562, $268,816 (unaudited) and $433,212 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

        INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of existing assets and liabilities.

        NEW ACCOUNTING PRONOUNCEMENT — In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," for long-lived assets to be disposed of by sale, and resolves implementation issues related to SFAS No. 121. Additionally, SFAS No. 144 modifies the procedures to be used to define discontinued operations. TAP adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have any impact on TAP's financial position, operating results or liquidity.

Note 3.    Property and Equipment

        Property and equipment consists of the following at December 31:

	2002	2001
		(Unaudited)
Land and land improvements	$13,337	$13,268
Building	17,884	17,884
Leasehold improvements	8,067	8,067
Furniture and fixtures	32,846	32,316
Computer hardware and software	66,962	51,850
Construction-in-progress	4,386	7,439

Property and equipment	143,482	130,824
Less accumulated depreciation and amortization	(55,821)	(44,866)

Property and equipment, net	$87,661	$85,958

        TAP leases certain administrative and regional sales offices and equipment under non-cancelable operating leases, which expire at various dates through 2008. Lease expense totaled $12,541, $13,729 (unaudited), and $12,013 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 consist of the following:

2003	$14,805
2004	11,825
2005	8,760
2006	5,168
Thereafter	867

Total	$41,425

Note 4.    Foreign Currency Contracts

        Effective January 1, 2001, TAP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. This statement requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. The transition adjustment related to the adoption of SFAS No. 133 was not material.

        TAP enters into foreign currency forward contracts and purchases Yen call options to hedge purchases of inventories at fixed Yen-denominated prices. The forward contracts require TAP to purchase Yen in exchange for U.S. dollars at pre-determined exchange rates. The Yen call options allow TAP the right to purchase Yen in exchange for U.S. dollars at pre-determined strike prices. Both forward and option contracts are designated as cash flow hedges of the variability of cash flows due to changes in exchange rates. TAP does not trade financial instruments with the objective of earning financial gains on the exchange rate fluctuations alone, nor does it trade in currencies or commodities for which there are no underlying exposures.

        Effectiveness of the forward contracts is based on changes in the forward rates. Effectiveness of the call options is based solely on the changes in their fair value. The effective portion of the changes in value of both forward and options contracts is recorded in accumulated other comprehensive income (loss), and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        At December 31, 2002 and 2001, TAP had outstanding foreign exchange forward contracts with notional values of $430,774 and $334,917 (unaudited), respectively, and fair values of $16,761 and $(14,852) (unaudited), respectively. TAP also had outstanding option contracts at December 31, 2002 and 2001 with notional values of $213,628 and $277,746 (unaudited), respectively, and fair values of $10,226 and $3,890 (unaudited), respectively. The fair value of these contracts is recorded as other assets (liabilities). The net accumulated gain on foreign currency contracts at December 31, 2002 of $12,406 (net of taxes of $7,444) is recorded in accumulated other comprehensive income (loss) and is expected to be reclassified to earnings during 2003 as inventories are sold. During 2002 and 2001 (unaudited), cash flow hedge ineffectiveness was not material. All foreign currency forward and option contracts outstanding at December 31, 2002 will mature in 2003.

Note 5.    Investments and Financial Instruments

        The following is a summary of investment securities at December 31:

	2002	2001
		(Unaudited)
Short-term investments:
Debt obligations issued by governmental agencies	$58,840	$—
Restricted funds on deposit	4,000	—

Total	$62,840	$—

Long-term investments:
Debt obligations issued by governmental agencies, maturing through October 2004	$55,000	$—
Restricted funds on deposit	216,648	219,016

Total	$271,648	$219,016

        The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short-term maturity of the investments. The fair value of long-term investments in debt obligations as of December 31, 2002 was $55,072. Restricted funds represent funds in a short-term money market account, which approximates fair value. Restricted funds on deposit relate to an equity swap investment arrangement between TAP and a third party (see Note 7 for further details) and other restricted investments.

Note 6.    Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 7 for further details). TAP is billed for its share of the costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. In 2002, TAP made contributions of $8,392 to the plan. No contributions were made in 2001 (unaudited) or 2000 (unaudited). TAP's proportionate contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions and compensation. TAP's contributions for 2002, 2001 and 2000 were $9,824, $7,341 (unaudited) and $4,500 (unaudited), respectively.

        TAP provides health and welfare benefits to its employees through the TAP Pharmaceutical Products Inc. Healthcare Plan (Healthcare Plan). Contributions are made in accordance with the Healthcare Plan's funding policy. TAP records an estimate of liability for incurred but not reported claims. TAP provides certain medical and life insurance benefits to qualifying retirees through the TAP

Pharmaceutical Products Inc. Retiree Medical Plan (Retiree Plan). The following provides a reconciliation of the post-employment benefit obligation and funded status of the Retiree Plan:

	2002	2001
		(Unaudited)
Change in benefit obligation:
Projected benefit obligation, January 1	$14,476	$9,064
Service cost	2,028	1,614
Interest cost	1,037	796
Plan amendments	(954)	—
Actuarial loss	4,247	3,132
Benefits paid	(162)	(130)

Projected benefit obligation, December 31	$20,672	$14,476

Reconciliation of funded status:
Unfunded status	$(20,672)	$(14,476)
Unrecognized net actuarial loss	9,545	5,502
Unrecognized prior service cost	(2,080)	(1,224)

Accrued post-employment benefit liability, December 31	$(13,207)	$(10,198)

        The components of periodic post-employment benefit cost are as follows:

	2002	2001	2000
		(Unaudited)	(Unaudited)
Service cost	$2,028	$1,614	$1,147
Interest cost	1,037	796	537
Net amortization	107	69	(3)

Periodic post-employment benefit cost	$3,172	$2,479	$1,681

        The discount rates for determining obligations and interest cost for 2002, 2001 and 2000 were 6.75%, 7.25% (unaudited) and 7.50% (unaudited), respectively. A 9.00% annual rate of increase in the per capita cost of covered health care benefits is assumed for 2003. This rate is assumed to decrease gradually to 5.00% in 2007.

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligation as of December 31, 2002 by approximately $4,662 and $(3,043), respectively, and the total of the service and interest cost components of periodic post-employment benefit cost for the year then ended by approximately $917 and $(724), respectively.

Note 7.    Incentive Stock Program

        Certain key employees of TAP are granted options to purchase Abbott common stock under the 1996 Abbott Incentive Stock Program and prior plans. Stock options and replacement stock options granted to TAP employees are currently outstanding under this and prior plans. The purchase price of shares under option must be at least equal to the fair market value of the Abbott common stock on the date of grant, and the maximum term of an option is 10 years. Options granted vest equally over three years except for replacement options, which generally vest in six months and have a life equal to the remaining life of the replaced option. Upon a change in control of Abbott, all outstanding stock options become fully exercisable.

        All option exercises are transacted with Abbott. TAP is liable for the excess of the fair market value of the option shares granted to TAP employees while employed at TAP over the option price at the time of exercise and reimburses Abbott for the cost of options exercised annually. As of December 31, 2002 and 2001, TAP has recorded a liability for exercised options of $6,466 and $9,541 (unaudited) as payable to Abbott, respectively. TAP also has recorded a liability for the difference between the fair value and strike price of vested and unexercised options of $8,978 and $55,984 (unaudited) as of December 31, 2002 and 2001, respectively. Total (income) expense related to the Abbott Incentive Stock Program of $(41,619), $33,161 (unaudited) and $27,536 (unaudited) was recorded as selling, general and administrative expense for the years ended December 31, 2002, 2001 and 2000, respectively.

        Due to impact of significant fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires an upfront fee of $0.25 for each share covered under the transaction, as well as ongoing quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 100 basis points. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $(560) and $7,699 (unaudited) as of December 31, 2002 and 2001, respectively, and is recorded as other assets (liabilities) in the balance sheets. For the years ended December 31, 2002, 2001 and 2000, TAP recorded as selling, general and administrative expenses $57,057, $(29,722) (unaudited) and $7,255 (unaudited), respectively, of loss (gain) related to the equity swap investments.

        Under the Master Agreement, TAP is required to keep on deposit in a money market account, as collateral, funds equal to the fair value of Abbott common stock shares swapped under each transaction at the date of the swap. The funds are invested in short-term money markets and are recorded at cost plus interest, which is reinvested in the account. Total funds on deposit at December 31, 2002 and 2001 were $210,648 and $207,016 (unaudited), respectively, and are included in long-term investments in the balance sheets.

Note 8.    Income Taxes

        TAP's Federal income tax liabilities for years beginning January 1, 1998 and forward are subject to final determination by the Internal Revenue Service (IRS). The IRS is currently reviewing TAP's 1998 Federal income tax return. Management is of the opinion that, based on information presently available, the income tax reserves are adequate to cover amounts that may ultimately be payable. To the extent that amounts that have been previously deducted differ from the actual amounts that are determined to be deductible, TAP's net earnings in future periods could be materially affected.

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of asset and liabilities and their financial reporting amounts. The provision for income taxes include the following components:

	2002	2001	2000
		(Unaudited)	(Unaudited)
Current:
Federal	$718,940	$466,018	$568,451
State	33,785	12,627	34,667

Total current	752,725	478,645	603,118
Deferred:
Federal	(4,507)	46,006	(75,449)
State	(321)	9,572	(7,648)

Total deferred	(4,828)	55,578	(83,097)

Total	$747,897	$534,223	$520,021

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2002	2001	2000
		(Unaudited)	(Unaudited)
Statutory tax rate	35.0%	35.0%	35.0%
Non-deductible litigation expense	—	8.4%	—
State income taxes, net of federal income tax benefit	1.0%	1.2%	1.2%
Other	(0.1)%	(0.2)%	(0.2)%

Effective tax rate	35.9%	44.4%	36.0%

        The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2002	2001
Accrued rebates	$44,463	$25,012
Accrued compensation and benefits	16,890	28,827
Accounts receivable allowances and inventory reserves	11,309	14,849
Other, net	40,918	47,508

Total	113,580	116,196
Less current portion	(89,296)	(77,308)

Long-term net deferred tax assets	$24,284	$38,888

Note 9.    Litigation and Related Matters

        In 2001, TAP entered into an agreement with the U.S. government to settle matters relating to an investigation involving TAP's marketing of its prostate cancer drug, Lupron. TAP recorded provisions of $660 million (unaudited) and $215 million (unaudited) in 2001 and 2000, respectively, related to these matters. In December 2001, TAP paid $875 million (unaudited), plus interest, to settle this matter.

        Additionally, TAP, along with its shareholders, is involved in various claims and legal proceedings including a number of class action and other lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. TAP has filed a response to each of the lawsuits denying all substantive allegations.

        TAP has been named as one of several defendants in a lawsuit filed by Oakwood Laboratories, LLC (Oakwood) and the University of Kentucky Research Foundation (UKRF). The lawsuit alleges that Lupron infringes a patent owned by UKRF and licensed to Oakwood. The plaintiffs seek an injunction and damages. TAP has filed a response denying all substantive allegations.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP. While it is not feasible to predict the outcome of such claims and proceedings with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on TAP's financial position, but could have a material adverse effect on TAP's cash flows or results of operations.

Note 10.    Related-Party Transactions

        Various agreements exist among TAP, Abbott and Takeda. All amounts due from and payable to Abbott and Takeda have been respectively netted in the balance sheets in the captions "Payable to Abbott" and "Payable to Takeda."

        TAP pays Abbott for services related to a co-promotion agreement, packaging and warehousing, research and development, and administrative functions. Amounts incurred for these services totaled $236,836, $222,940 (unaudited) and $349,787 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively. Under the co-promotion agreement, Abbott promotes Prevacid. Abbott acts as an agent for TAP and does not take title or ownership of TAP's products. In addition, Abbott purchased for international markets, TAP's products for $60,899, $57,482 (unaudited), and $42,157 (unaudited) for the years ended December 31, 2002, 2001 and 2000, respectively.

        TAP purchases all Lupron Depot and Prevacid unpackaged finished goods inventories from Takeda. Purchases are contracted at fixed Yen-denominated prices. The actual cost, in U.S. dollars, paid to Takeda for purchases of these inventories for the years ended December 31, 2002, 2001 and 2000, totaled $646,076, $662,343 (unaudited) and $664,574 (unaudited), respectively. TAP has royalty agreements with Takeda for sales of Lupron, Lupron Depot and Prevacid. For the years ended December 31, 2002, 2001 and 2000, TAP recorded royalty expense of $216,774, $202,901 (unaudited) and $188,484 (unaudited), respectively.

* * * * * *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
TAP Pharmaceutical Products Inc.:

        We have audited the accompanying consolidated balance sheet of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2002, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of TAP's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2001 and 2000 were not audited by us and, accordingly, we do not express an opinion on them.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of TAP as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Chicago, Illinois January 15, 2003

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 15, 2002, Abbott's board of directors adopted the recommendation of its audit committee that Arthur Andersen LLP be dismissed as Abbott's auditors upon the later of: (i) the engagement of a new independent public accounting firm or (ii) the filing of Abbott's quarterly report on Securities and Exchange Commission Form 10-Q for the period ending March 31, 2002. On May 2, 2002, Abbott filed its quarterly report on Securities and Exchange Commission Form 10-Q for the period ending March 31, 2002 and dismissed Andersen as Abbott's auditors. Andersen's reports on Abbott's consolidated financial statements for each of the years December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000 and through May 2, 2002 there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on Abbott's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        On April 26, 2002, Abbott's board of directors, upon the recommendation of its audit committee, engaged Deloitte & Touche LLP as Abbott's independent auditors. During Abbott's two most recent fiscal years and the subsequent interim period through May 2, 2002 (the date of the Form 8-K reporting the change in Abbott's certifying accountant), neither Abbott nor anyone on its behalf consulted with Deloitte regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference are "Committees of the Board of Directors" and "Information Concerning Nominees for Directors" to be included in the 2003 Abbott Laboratories Proxy Statement. The 2003 Proxy Statement will be filed on or about March 11, 2003. Also incorporated herein by reference is the text found under the caption, "Executive Officers of The Registrant" on pages 14 through 22 hereof.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2003 Proxy Statement under the heading "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2003 Proxy Statement will be filed on or about March 11, 2003.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a)
  Equity Compensation Plan Information

	(a)		(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(b)
Plan Category		Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	99,032,906	$43.77	17,826,456	(1)
Equity compensation plans not approved by security holders(2)	647,850	14.71	977,193	(3)
Total	99,680,756	43.58	18,803,649
  (1)
  Abbott Laboratories 1996 Incentive Stock Program.    Benefits under the 1996 Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code ("incentive stock options"), stock options that do not qualify for that special tax treatment ("non-qualified stock options"), restricted stock, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the 1996 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

    If there is a lapse, expiration, termination, or cancellation of any benefit granted under either the 1996 Program or the Abbott Laboratories 1991 Incentive Stock Program without the issuance of shares or payment of cash thereunder, or if shares are issued under any benefit under the 1996 Program or the 1991 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the 1996 Program. However, the common shares issued under the 1996 Program, which are not reacquired by Abbott pursuant to rights reserved upon their issuance or pursuant to payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, may not exceed the total number of shares reserved for issuance under the 1996 Program.

    The 1996 Program automatically authorizes the annual addition of Abbott common stock for use in connection with the grant of 1996 Program benefits. The Program's automatic annual addition is equal to 1.5 percent (1.5%) of Abbott's total issued and outstanding common shares on the first day of each calendar year beginning January 1, 2000.

(2)	(i)	Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2002, 647,850 options remained outstanding under the plans. These options have a weighted-average purchase price of $14.71.
    (ii)
    Abbott Laboratories Affiliate Employee Stock Purchase Plan.    Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

      Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses the funds that are then in each participant's account to purchase shares of Abbott common stock. The shares being purchased may come from either Abbott's authorized but unissued shares or its treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.

    (iii)
    Abbott Laboratories Employee Share Ownership Plan.    Eligible employees of Abbott's affiliates in the United Kingdom may participate in this plan. Each eligible employee may contribute up to 10% of his or her salary, subject to a maximum statutory limit of £125 per month. Each month these contributions are used to buy shares of Abbott's common stock on the open market at its then current market price. The plan contains an employer matching share feature under which the participating employers purchase a share of Abbott common stock on the open market for each share purchased by the employee with the first 1.75% of salary. Matching shares cannot be sold or transferred from the plan for a period of three years from the date of allocation. The plan is tax approved.

    (iv)
    Abbott Canada Stock Retirement Purchase Plan.    Eligible employees of Abbott Canada may participate in the plan. Each eligible employee may contribute 2% of eligible compensation up to a maximum of $4,000 (Canadian). Abbott Canada matches employee contributions on the basis of a formula that takes into account both the amount of the employee's contributions and the employee's length of service. Contributions are used to buy shares of Abbott's common stock on the open market at its then current market price.

    (v)
    Incentive / Recognition Plans.    Abbott uses stock award plans to motivate and reward employee performance. For example, shares of Abbott stock are awarded to employees who have been granted a patent or met other performance based criteria. Abbott purchases the shares awarded under these plans on the open market.

  (3)
  The number of securities includes 977,193 available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan.

  For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 11 entitled, "Incentive Stock Program", of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the text to be included under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2003 Proxy Statement. The 2003 Proxy Statement will be filed on or about March 11, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    CONTROLS AND PROCEDURES.

  (a)
  Evaluation of Disclosure Controls and Procedures.    The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of a date within 90 days of the filing of this report (Evaluation Date), and concluded that, as of the Evaluation Date, Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes to Internal Controls and Procedures for Financial Reporting.    There were no significant changes to Abbott's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Documents filed as part of this Form 10-K.

        1.    Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 36 hereof, for a list of financial statements.

        2.    Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products Inc.:

        3.    Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 91, 92, 93 and 94 of this Form 10-K.

        (b) Reports on Form 8-K during the quarter ended December 31, 2002:

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

        (c) Exhibits filed (see Exhibit Index on pages 91, 92, 93 and 94).

        (d) Financial Statement Schedules filed (pages 86 and 89).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 14, 2003 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ RICHARD A. GONZALEZ Richard A. Gonzalez President and Chief Operating Officer, Medical Products Group and Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden President and Chief Operating Officer, Pharmaceutical Products Group and Director of Abbott Laboratories	/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Senior Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ DAVID A. JONES David A. Jones Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories

/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories
/s/ A. BARRY RAND A. Barry Rand Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories

CERTIFICATION

I, Miles D. White, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Abbott Laboratories;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Abbott Laboratories as of, and for, the periods presented in this annual report;

  4.
  Abbott Laboratories' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Abbott Laboratories and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to Abbott Laboratories, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Abbott Laboratories' other certifying officer and I have disclosed, based on our most recent evaluation, to Abbott Laboratories' auditors and the audit committee of Abbott Laboratories' board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect Abbott Laboratories' ability to record, process, summarize and report financial data and have identified for Abbott Laboratories' auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in Abbott Laboratories' internal controls; and

  6.
  Abbott Laboratories' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003
/s/ MILES D. WHITE
Miles D. White, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Thomas C. Freyman, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Abbott Laboratories;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Abbott Laboratories as of, and for, the periods presented in this annual report;

  4.
  Abbott Laboratories' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Abbott Laboratories and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to Abbott Laboratories, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  Abbott Laboratories' other certifying officer and I have disclosed, based on our most recent evaluation, to Abbott Laboratories' auditors and the audit committee of Abbott Laboratories' board of directors:

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect Abbott Laboratories' ability to record, process, summarize and report financial data and have identified for Abbott Laboratories' auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in Abbott Laboratories' internal controls; and

  6.
  Abbott Laboratories' other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003
/s/ THOMAS C. FREYMAN
Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2002	$195,585	$97,649	$(95,118)	$198,116
2001	190,167	88,248	(82,830)	195,585
2000	238,956	(8,169)	(40,620)	190,167
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2002 and for the year then ended, and have issued our report thereon dated January 15, 2003, which report includes explanatory paragraphs as to the Company's change in its method of accounting for goodwill and intangible assets, and our audit of the 2001 and 2000 transitional disclosures in Note 15 required by the change; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and in this Annual Report on Form 10-K. The consolidated financial statements of the Company as of December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 15, 2002.

        Our audit also included the financial statement schedule of the Company as it relates to the year ended December 31, 2002, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, as it relates to the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The financial schedule, as it related to the years ended December 31, 2001 and 2000, was subject to auditing procedures by other auditors whose report dated January 15, 2002 stated that such information is fairly stated in all material respects when considered in relation to the basic 2001 and 2000 financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Chicago, Illinois January 15, 2003

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

ARTHUR ANDERSEN LLP (1)
Chicago, Illinois January 15, 2002
(1)
This report is a copy of the previously issued report covering fiscal years 2001, 2000 and 1999. The predecessor auditors have not reissued their report.

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2002	$23,722	$128,870	$(124,828)	$27,764
2001 (unaudited)	18,822	118,880	(113,980)	23,722
2000 (unaudited)	19,649	113,842	(114,669)	18,822
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
TAP Pharmaceutical Products Inc.:

        We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries ("TAP") as of December 31, 2002 and for the year then ended, and have issued our report thereon dated January 15, 2003; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of TAP, listed in Item 15, for the year ended December 31, 2002. This financial statement schedule is the responsibility of TAP's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. The accompanying financial statement schedules for the years ended December 31, 2001 and 2000 were not audited by us and, accordingly, we do not express an opinion on them.

DELOITTE & TOUCHE LLP
Chicago, Illinois January 15, 2003

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2002

10-K Exhibit Table Item No.
2.1	*Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on December 14, 2000 filed as Exhibit 2.1 to the 2000 Abbott Laboratories Annual Report on Form 10-K.***
2.2	*Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories dated as of March 2, 2001 filed as Exhibit 2.2 to the 2001 Abbott Laboratories Annual Report on Form 10-K.
2.3	*Second Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on May 18, 2001 filed as Exhibit 2.3 to the 2001 Abbott Laboratories Annual Report on Form 10-K.
2.4	*Agreement and Third Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on July 24, 2001 filed as Exhibit 2.4 to the 2001 Abbott Laboratories Annual Report on Form 10-K.
2.5	*Agreement and Fourth Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories recorded on March 12, 2002 filed as Exhibit 2.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 2002 on Form 10-Q.
2.6	Agreement and Fifth Amendment to Purchase Agreement between BASF Aktiengesellschaft and Abbott Laboratories.
3.1	*Articles of Incorporation, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.30, below.)
3.2	*Corporate By-Laws, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2002 on Form 10-Q.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.**
4.2	*Indenture dated as of October 1, 1993, between Abbott Laboratories and Harris Trust and Savings Bank filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.3	*Form of 5.6% Note issued pursuant to the Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.4	*Form of Medium-Term Note, Series A (Fixed Rate) to be issued pursuant to the Indenture filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.5	*Form of Medium-Term Note, Series A (Floating Rate) to be issued pursuant to the Indenture filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.6	*Resolution of Abbott's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.

4.7	*Actions of the Authorized Officers with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.6 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.8	*Actions of the Authorized Officers with respect to Abbott's Medium-Term Notes, Series A filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.9	*Officers' Certificate and Company Order with respect to Abbott's $200,000,000 5.6% Notes filed as Exhibit 4.8 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.10	*Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.11	*Actions of Authorized Officers with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.12	*Officers' Certificate and Company Order with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.13	*Resolution of Abbott's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.14	*Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.15	*Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.16	*Actions of Authorized Officers with respect to Abbott's 6.4% Notes filed as Exhibit 4.15 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.17	*Officers' Certificate and Company Order with respect to Abbott's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.18	*Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.19	*Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.20	*Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.21	*Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.22	*Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.23	*Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.24	*Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A. filed as Exhibit 4.1 to Registration Statement 333-55446.
4.25	*Form of 5.125% Note issued pursuant to Indenture filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.

4.26	*Form of 5.625% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.27	*Actions of Authorized Officers with Respect to Abbott's 5.125% Notes and its 5.625% Notes filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.28	*Officers' Certificate and Company Order with respect to Abbott's 5.125% Notes and its 5.625% Notes filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.29	*Certificate of Designations, Preferences and Rights of the Series A Junior Participating Preferred Stock filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.30	*Rights Agreement, dated as of November 11, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.31	*Amendment No. 1 to Rights Agreement, dated as of December 7, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 20, 1999.
4.32	*Amendment No. 2 to Rights Agreement dated as of May 19, 2000 filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on May 19, 2000. Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*The Abbott Laboratories 1991 Incentive Stock Program filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2001 on Form 10-Q.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan filed as Exhibit 10.3 to the 2001 Abbott Laboratories Annual Report on Form 10-K.**
10.4	Abbott Laboratories Supplemental Pension Plan.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan filed as Exhibit 10.5 to the 2001 Abbott Laboratories Annual Report on Form 10-K.**
10.6	*Abbott Laboratories Non-Employee Directors' Fee Plan filed as Exhibit 10.6 to the 2001 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*The Abbott Laboratories 1996 Incentive Stock Program filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 2001 on Form 10-Q.**
10.8	*1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.**
10.9	*Form of Agreement Between Abbott Laboratories and each of M. D. White, J. M. Leiden, R. A. Gonzalez, W. G. Dempsey and T. C. Freyman, regarding Change in Control filed as Exhibit 10.9 to the 2001 Abbott Laboratories Annual Report on Form 10-K.**
10.10	*Abbott Laboratories Employee Share Ownership Plan filed as Exhibit 4 to Registration Statement 333-76516.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Public Accountants.

23.2	Consent of Independent Public Accountants.
99.1	Cautionary Statement Regarding Forward-Looking Statements.
99.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        The 2003 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 11, 2003.

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
INTERNET INFORMATION
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
Consolidated Balance Sheet
Consolidated Statement of Shareholders' Investment
Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements
Reports of Independent Public Accountants
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Cash Flows
Consolidated Balance Sheets (in thousands, except share amounts)
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (in thousands of dollars)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
SUPPLEMENTAL REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (in thousands of dollars)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE
EXHIBIT INDEX