Form 10-Q
period 2003-03-31
ABBOTT LABORATORIES
filed 2003-05-15
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400
Telephone: (847) 937-6100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of March 31, 2003, the Corporation had 1,560,967,305 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2003	2002
Net Sales	$4,580,463	$4,189,289

Cost of products sold	2,197,741	1,896,077
Research and development	406,027	356,681
Selling, general and administrative	996,205	891,686

Total Operating Cost and Expenses	3,599,973	3,144,444

Operating Earnings	980,490	1,044,845
Net interest expense	37,290	52,886
(Income) from TAP Pharmaceutical Products Inc. joint venture	(132,088)	(158,462)
Net foreign exchange loss	35,196	24,723
Other (income) expense, net	(13,831)	(5,799)

Earnings Before Taxes	1,053,923	1,131,497
Taxes on earnings	252,942	277,217

Net Earnings	$800,981	$854,280

Basic Earnings Per Common Share	$0.51	$0.55

Diluted Earnings Per Common Share	$0.51	$0.54

Cash Dividends Declared Per Common Share	$0.245	$0.235

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,562,492	1,557,723
Dilutive Common Stock Options	5,605	21,675

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,568,097	1,579,398

Outstanding Common Stock Options Having No Dilutive Effect	60,144	22,558

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2003	2002
Cash Flow From (Used in) Operating Activities:
Net earnings	$800,981	$854,280
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	226,252	241,110
Amortization of intangibles	86,403	82,011
Trade receivables	246,501	62,891
Inventories	(124,240)	(176,016)
Other, net	(292,881)	99,337

Net Cash From Operating Activities	943,016	1,163,613

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(284,914)	(324,914)
Investment securities transactions	12,457	23,343
Other	4,067	5,765

Net Cash (Used in) Investing Activities	(268,390)	(295,806)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(597,000)	(390,000)
Other borrowing transactions, net	643,432	2,932
Common share transactions	(88,255)	108,431
Dividends paid	(367,353)	(326,598)

Net Cash (Used in) Financing Activities	(409,176)	(605,235)

Effect of exchange rate changes on cash and cash equivalents	50,584	25,033

Net Increase in Cash and Cash Equivalents	316,034	287,605
Cash and Cash Equivalents, Beginning of Year	704,450	657,378

Cash and Cash Equivalents, End of Period	$1,020,484	$944,983

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2003	December 31 2002
Assets
Current Assets:
Cash and cash equivalents	$1,020,484	$704,450
Investment securities	268,538	261,677
Trade receivables, less allowances of $215,916 in 2003 and $198,116 in 2002	2,763,198	2,927,370
Inventories:
Finished products	1,382,563	1,274,760
Work in process	533,430	563,659
Materials	737,647	602,883

Total inventories	2,653,640	2,441,302
Prepaid expenses, deferred income taxes, and other receivables	2,725,586	2,786,973

Total Current Assets	9,431,446	9,121,772

Investment Securities Maturing after One Year	233,200	250,779

Property and Equipment, at Cost	12,480,259	12,147,673
Less: accumulated depreciation and amortization	6,554,332	6,319,551

Net Property and Equipment	5,925,927	5,828,122
Intangible Assets, net of amortization	3,834,408	3,919,248
Goodwill	4,032,104	3,732,533
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,425,495	1,406,648

	$24,882,580	$24,259,102

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,996,030	$1,927,543
Trade accounts payable	1,618,432	1,661,650
Salaries, dividends payable, and other accruals	2,979,065	3,149,511
Income taxes payable	147,047	42,387
Current portion of long-term debt	203,759	221,111

Total Current Liabilities	6,944,333	7,002,202

Long-Term Debt	4,269,728	4,273,973

Post-employment Obligations and Other Long-term Liabilities	2,297,112	2,318,374

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2003: 1,576,821,754; 2002: 1,578,944,551	2,912,860	2,891,266
Common shares held in treasury, at cost — Shares: 2003: 15,854,449; 2002: 15,876,449	(231,523)	(231,845)
Unearned compensation — restricted stock awards	(71,615)	(76,472)
Earnings employed in the business	8,920,532	8,601,386
Accumulated other comprehensive loss	(158,847)	(519,782)

Total Shareholders' Investment	11,371,407	10,664,553

	$24,882,580	$24,259,102

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended March 31
	2003	2002
Net interest expense:
Interest expense	$48,181	$62,941
Interest income	(10,891)	(10,055)

Total	$37,290	$52,886

Note 3—Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to the benefit of tax exemptions in several taxing jurisdictions and the domestic dividend exclusion.

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

Note 5—TAP Pharmaceutical Products Inc.

        TAP and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. Abbott has filed or intends to file a response to each of the lawsuits denying all substantive allegations.

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

Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million related to this matter was recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue.

Note 7—Comprehensive Income, net of tax
(dollars in thousands)

	Three Months Ended March 31
	2003	2002
Foreign currency translation adjustments	$401,117	$(204,951)
Unrealized gains (losses) on marketable equity securities	(121)	6,491
Net gains (losses) on derivative instruments designated as cash flow hedges	(29,056)	(3,681)
Reclassification adjustment for realized gains	(11,005)	(10,918)

Other comprehensive income (loss), net of tax	360,935	(213,059)
Net Earnings	800,981	854,280

Comprehensive Income	$1,161,916	$641,221

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (income) loss adjustments	$(92,875)	$840,873
Minimum pension liability adjustments	203,182	—
Cumulative unrealized losses (gains) on marketable equity securities	2,118	(25,377)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	46,422	(7,727)

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

        Diagnostic Products—Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

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

	Three Months Ended March 31,
	Net Sales to External Customers		Operating Earnings
	2003	2002	2003	2002
Pharmaceutical	$1,074	$950	$294	$291
Diagnostics	723	679	34	62
Hospital	717	674	166	183
Ross	601	579	263	241
International	1,339	1,223	325	347

Total Reportable Segments	4,454	4,105	1,082	1,124
Other	126	84

Net Sales	$4,580	$4,189

Corporate functions			49	47
Benefit plans costs			10	31
Non-reportable segments			(1)	7
Net interest expense			37	53
(Income) from TAP Pharmaceutical Products Inc.			(132)	(158)
Net foreign exchange loss			35	25
Other, net			30	(12)

Consolidated Earnings Before Taxes			$1,054	$1,131

Note 9—Restructuring Charges
(dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	$104	$—	$104
Change in estimate	(4)	—	(4)
2003 Payments	(32)	—	(32)

Accrued balance at March 31, 2003	$68	$—	$68

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	$68	$—	$68
2003 Payments	(17)	—	(17)

Accrued balance at March 31, 2003	$51	$—	$51

Note 10—Sale of Product Rights

        In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded these transactions in net sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included on Abbott's Annual Report in Form 10-K.

Note 11—Incentive Stock Programs

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended March 31
	2003	2002
Net income, as reported	$801	$854
Compensation cost under fair value-based accounting method, net of taxes	(56)	(50)

Net income, pro forma	$745	$804

Basic EPS, as reported	$0.51	$0.55
Basic EPS, pro forma	0.48	0.52
Diluted EPS, as reported	0.51	0.54
Diluted EPS, pro forma	0.48	0.51
Reported diluted EPS higher than pro forma diluted EPS	0.03	0.03

Note 12—Equity Method Investments
(dollars in millions)

        Abbott's 50 percent owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Abbott's income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2003	2002
Net Sales	$1,010.5	$912.4
Cost of Sales	260.0	197.3
Income Before Taxes	412.8	485.2
Net Income	264.2	308.1
	March 31, 2003	December 31, 2002
Current Assets	$1,328.2	$1,176.8
Total Assets	1,713.3	1,580.3
Current Liabilities	990.3	791.6
Total Liabilities	1,051.4	839.8

FINANCIAL REVIEW
Results of Operations

        The following table details sales by reportable segment for the three months ended March 31:
 (dollars in millions)

	Net Sales to External Customers		Percentage Change(a)
	2003	2002
Pharmaceutical	$1,074	$950	13.1
Diagnostics	723	679	6.4
Hospital	717	674	6.4
Ross	601	579	3.8
International	1,339	1,223	9.4

Total Reportable Segments	4,454	4,105	8.5
Other	126	84	50.0

Net Sales	$4,580	$4,189	9.3

Total U.S.	$2,764	$2,572	7.4

Total International	$1,816	$1,617	12.3

        A comparison of the product group sales by segment for the three months ended March 31 is as follows:
(dollars in millions)

	2003	Percentage Change(a)	2002	Percentage Change(a)
Pharmaceutical Products—
Neuroscience	$148	(15.7)	$175	3.6
Anti-Infectives	170	0.9	168	(7.5)
Diabetes/Metabolism	122	(4.7)	128	N/A
Cardiology	140	29.6	108	86.2
Anti-Viral	92	23.5	74	23.4
Diagnostic Products—
Immunochemistry	517	6.5	486	(5.9)
Glucose	128	11.4	115	0.5
Hematology	54	3.9	52	(4.9)
Hospital Products—
Anesthesia	104	28.4	81	(11.8)
Renal Care	83	(5.5)	88	36.0
Acute Care Injectibles	113	2.9	110	6.2
Infusion Therapy	106	3.3	102	8.0
Vascular Pharma and Devices	59	34.6	44	28.5
Ross Products—
Pediatric Nutritionals	273	7.9	253	(13.3)
Adult Nutritionals	193	(8.5)	211	3.7
International—
Other Pharmaceuticals	576	7.4	536	205.6
Anti-Infectives	224	6.5	211	(2.4)
Hospital Products	193	8.4	178	(1.1)
Pediatric Nutritionals	114	0.7	114	0.9
Adult Nutritionals	132	11.1	119	(2.3)

(a)
Percentage changes are based on unrounded numbers.

        Worldwide sales for the first quarter 2003 reflect unit growth and the positive effect of the relatively weaker U.S. dollar. Excluding the effect of the relatively weaker U.S. dollar, consolidated sales increased 6.3 percent and international sales increased 4.6 percent over the first quarter 2002. In addition, excluding the effect of the relatively weaker U.S. dollar, international Anti-Infectives product sales decreased 4.4 percent. The acquisition of the pharmaceutical business of BASF in 2001 favorably impacted the Diabetes/Metabolism product sales of the Pharmaceutical Products segment and the Other Pharmaceuticals product sales of the International segment for 2002. Increased sales of TriCor favorably impacted the Cardiology product sales of the Pharmaceutical Products segment for both 2003 and 2002, and Neuroscience product sales for 2003 were unfavorably impacted by wholesaler buying patterns for Depakote. Increased sales of Ultane favorably impacted the Anesthesia product sales of the Hospital Products segment in 2003. On December 31, 2002, the FDA approved Humira for the treatment of rheumatoid arthritis. U.S. sales of Humira in the first quarter 2003 were $24 million and international sales of Humira from sales through patient named basis programs were $2 million in the first quarter 2003. Worldwide sales of Humira in 2003 are forecasted to be more than $200 million based on the U.S. launch and an expected European launch later in 2003.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 52.0 percent for the first quarter 2003, compared to 54.7 percent for the first quarter 2002. This decrease was due primarily to unfavorable product mix, unfavorable exchange and higher manufacturing costs.

        Research and development expenses for the first quarter 2003 increased 13.8 percent over the comparable 2002 period due, in part, to increased spending to support pipeline programs, such as the follow-on indications for Humira. The majority of research and development expenditures continues to be concentrated on pharmaceutical and diagnostic products.

        Selling, general and administrative expenses for the first quarter 2003 increased 11.7 percent over the comparable 2002 period. The increase is due primarily to increased selling and marketing support for new and existing products, including accelerated spending for the launch of Humira, due to its earlier-than-expected FDA approval, as well as spending on other marketed pharmaceutical products.

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million related to this matter was recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue. The consent decree affects the sales and margin of the Immunochemistry products of the Diagnostic Products segment.

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to the subpoenas that have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations for a given year, but should not have a material adverse effect on Abbott's financial position.

Restructuring Charges
(dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	$104	$—	$104
Change in estimate	(4)	—	(4)
2003 Payments	(32)	—	(32)

Accrued balance at March 31, 2003	$68	$—	$68

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	$68	$—	$68
2003 Payments	(17)	—	(17)

Accrued balance at March 31, 2003	$51	$—	$51

Net Interest Expense

        Net interest expense decreased in the first quarter of 2003 due primarily to lower interest rates and a lower level of debt.

Sale of Product Rights

        In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights and recorded these transactions in net sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Related gains recorded in net sales were not significant to consolidated net sales.

Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates. The effective tax rates are less than the statutory U.S. Federal income tax rate principally due to the benefit of tax exemptions in several taxing jurisdictions and the domestic dividend exclusion.

Liquidity and Capital Resources at March 31, 2003 Compared with December 31, 2002

        Net cash from operating activities for the first quarter 2003 totaled $943 million. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

        At March 31, 2003, Abbott had working capital of approximately $2.5 billion compared to working capital of approximately $2.1 billion at December 31, 2002. The increase in working capital in 2003 was primarily due to operating cash flows used to increase cash and cash equivalents.

        At March 31, 2003, Abbott's bond ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock and Abbott purchased 10.6 million shares from this authorization in 2001 and 2000. Common stock purchases were temporarily suspended in January 2001, following Abbott's announced acquisition of the pharmaceutical business of BASF. In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market. During the first quarter 2003, Abbott purchased 2.7 million of its common shares at a cost of $98 million. As of March 31, 2003, an additional 11.7 million shares may be purchased in future periods under the June 2000 authorization by the Board of Directors.

        In the first quarter 2003, $200 million was funded to Abbott's main domestic pension plan.

        In 2003, Abbott established a yen denominated line of credit of approximately $1 billion. Borrowings outstanding at March 31, 2003 were approximately $1 billion. Proceeds from this line of credit were used to pay off an existing yen denominated credit facility of approximately $280 million and to pay down domestic commercial paper borrowings. The new line of credit expires in August 2003, and Abbott plans to replace this facility with long-term yen denominated debt.

        In 2003, Abbott entered into interest rate hedge contracts totaling $800 million to manage its exposure to changes in the fair value of $800 million of fixed-rate debt due in July 2006. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term bench-mark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Under a registration statement filed with the Securities and Exchange Commission in February 2001, Abbott may issue up to $250 million of securities in the future in the form of debt securities or common shares without par value.

Legislative Issues

        Abbott's primary markets are highly competitive and subject to comprehensive government regulation. Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

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

Item 4.    Controls and Procedures.

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

  (b)
  Changes in internal controls. There were no significant changes to Abbott's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2003) those described below.

        In its 2002 Form 10-K, Abbott reported that the United States District Court for the Northern District of Illinois had dismissed the shareholder derivative actions filed in 1999 against Abbott's then current directors and certain former directors in connection with Abbott's consent decree with the FDA regarding Abbott's diagnostic manufacturing operations in Lake County, Illinois. The actions had been consolidated as In re Abbott Laboratories Derivative Shareholder Litigation. The plaintiffs alleged the directors breached their duty of care by failing to prevent Abbott's alleged regulatory noncompliance and sought unspecified damages from the directors. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. In March 2003, the Seventh Circuit reversed the District Court's dismissal.

        In its 2002 Form 10-K, Abbott reported that three cases were pending in which Abbott sought to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®), including a case brought by Abbott against Alra Laboratories, Inc. ("Alra") and a case brought by Abbott against Andrx Corporation, Andrx Pharmaceuticals, Inc., and Andrx Pharmaceuticals, LLC (the "Andrx case"). As previously reported, the United States District Court for the Northern District of Illinois granted Abbott's motions for summary judgment against Alra, finding Alra's product infringed Abbott's patents. Alra appealed the decision to the Federal Circuit Court of Appeals. In March 2003, the Court of Appeals issued an order providing that the appeal would not be resolved on the merits and remanding the case to the lower court for a determination as to whether the lower court's judgment should stand or be vacated. As previously reported, the Andrx case had been stayed by the United States District Court for the Southern District of Florida at the request of the parties. In March 2003, Abbott moved to dismiss the action as moot.

        In its 2002 Form 10-K, Abbott reported that a number of antitrust cases are pending in federal court and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc., and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state and/or federal antitrust laws and, in some cases, unfair competition laws. On January 8, 2003, one of the previously reported cases, Hopper, was remanded to the Superior Court of Pitt County, North Carolina.

        In its 2002 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. Four cases have been brought by state Attorney Generals (California, Montana, Nevada and West Virginia). These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following four previously reported cases have now been transferred to MDL 1456: Rice, Thompson, Congress of California Seniors, and County of Suffolk, et al. As of March 31, 2003, transfers to MDL 1456 were pending for the following four previously reported cases, which have all been removed to federal court: Turner, Swanston, individually and on behalf of himself and all others similarly situated, Digel, and State of California ex rel. Ven-A-Care of the Florida Keys, Inc. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In its 2002 Form 10-K, Abbott reported that a number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. One of the previously reported cases Swanston, filed in March 2002 in Maricopa County, Arizona, was amended to include claims against numerous pharmaceutical companies. That case was removed to federal court and a transfer to In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, is pending.

        In its 2002 Form 10-K, Abbott reported that four cases were pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®). Two of these cases, Novopharm Limited and IMPAX Laboratories, Inc., involve Abbott's capsule product. In Novopharm Limited, the United States Court of Appeals for the Federal Circuit affirmed the lower court's grant of summary judgment in favor of Novopharm. Abbott is seeking a rehearing before the Federal Circuit. In the second proceeding, IMPAX Laboratories, Inc., the United States District Court for the Northern District of Illinois granted summary judgment of non-infringement in favor of IMPAX. In addition to the previously reported cases, on February 24, 2003, Abbott filed a lawsuit against Par Pharmaceuticals, Inc., in the United States District Court for New Jersey alleging infringement of patents with respect to Abbott's tablet product.

        In its 2002 Form 10-K, Abbott reported that Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promotes OxyContin to certain specialty physicians, including surgeons and anesthesiologists under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. Some of the lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of March 31, 2003, there were a total of 238 lawsuits pending in which Abbott is a party. 101 cases were pending in federal court. 137 cases were pending in state court. 212 cases were brought by individual plaintiffs, and 25 cases were brought as purported class action lawsuits. One case has been brought by the Attorney General for the State of West Virginia.

        In its 2002 Form 10-K, Abbott reported that the U.S. Attorney's Office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business, including Abbott's Ross division. Abbott is cooperating with the investigation and is responding to subpoenas which have been issued. The investigation is both civil and criminal in nature. While it is not feasible to predict the outcome of this investigation with certainty, an adverse outcome in this investigation could have a material adverse effect on Abbott's cash flows and results of operations in a given year, but should not have a material adverse effect on Abbott's financial position.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Abbott Laboratories held its Annual Meeting of Shareholders on April 25, 2003. The following is a summary of the matters voted on at that meeting.

        (a)   The shareholders elected Abbott's entire Board of Directors. The persons elected to Abbott's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
Roxanne S. Austin	1,314,577,681	30,938,682
H. Laurance Fuller	1,320,443,725	25,072,638
Richard A. Gonzalez	1,320,138,633	25,377,730
Jack M. Greenberg	1,319,976,468	25,539,895
Jeffrey M. Leiden, M.D., Ph.D.	1,322,138,257	23,378,106
The Lord Owen CH	1,314,804,347	30,712,016
Boone Powell, Jr.	1,314,945,470	30,570,893
Addison Barry Rand	1,320,501,982	25,014,381
W. Ann Reynolds, Ph.D.	1,314,327,610	31,188,753
Roy S. Roberts	1,320,487,836	25,028,527
William D. Smithburg	1,319,832,088	25,684,275
John R. Walter	1,314,681,514	30,834,849
Miles D. White	1,314,699,424	30,816,939

        (b)   The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott's auditors. The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,313,704,239	22,107,007	9,705,117

        (c)   The shareholders rejected a shareholder proposal regarding executive compensation. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
72,102,560	1,039,962,415	21,452,126	211,999,262

Item 6.    Exhibits and Report on Form 8-K

  (a)
  Exhibits

3.1	By-Laws of Abbott Laboratories, as amended and effective April 25, 2003—attached hereto.
10.1	Abbott Laboratories Supplemental Pension Plan—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.
Exhibits 99.1 and 99.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Report on Form 8-K

    On April 9, 2003, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott's results of operations for the first quarter of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
By:	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: May 15, 2003

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

Date: May 15, 2003	/s/ MILES D. WHITE Miles D. White, Chairman of the Board and Chief Executive Officer

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

Date: May 15, 2003	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
3.1	By-Laws of Abbott Laboratories, as amended and effective April 25, 2003—attached hereto.
10.1	Abbott Laboratories Supplemental Pension Plan—attached hereto.
12.	Statement re: computation of ratio of earnings to fixed charges—attached hereto.
Exhibits 99.1 and 99.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  Item 4. Controls and Procedures.
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Report on Form 8-K
SIGNATURE
CERTIFICATIONS
EXHIBIT INDEX