Form 10-Q
period 2003-06-30
ABBOTT LABORATORIES
filed 2003-08-12
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400
Telephone: (847) 937-6100

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of June 30, 2003, Abbott Laboratories had 1,562,559,488 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net Sales	$4,723,635	$4,314,889	$9,304,098	$8,504,178

Cost of products sold	2,270,855	2,166,590	4,468,596	4,062,667
Research and development	402,753	379,492	808,780	736,173
Acquired in-process research and development	39,000	107,700	39,000	107,700
Selling, general and administrative	1,685,886	978,008	2,682,091	1,869,694

Total Operating Cost and Expenses	4,398,494	3,631,790	7,998,467	6,776,234

Operating Earnings	325,141	683,099	1,305,631	1,727,944
Net interest expense	38,384	52,221	75,674	105,107
(Income) from TAP Pharmaceutical Products Inc. joint venture	(132,542)	(177,251)	(264,630)	(335,713)
Net foreign exchange loss	9,064	18,369	44,260	43,092
Other (income) expense, net	(6,998)	5,303	(20,829)	(496)

Earnings Before Taxes	417,233	784,457	1,471,156	1,915,954
Taxes on earnings	170,590	192,192	423,532	469,409

Net Earnings	$246,643	$592,265	$1,047,624	$1,446,545

Basic Earnings Per Common Share	$0.16	$0.38	$0.67	$0.93

Diluted Earnings Per Common Share	$0.16	$0.38	$0.67	$0.92

Cash Dividends Declared Per Common Share	$0.245	$0.235	$0.49	$0.47

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,561,681	1,561,580	1,562,247	1,559,514
Dilutive Common Stock Options	10,629	12,380	8,117	17,027

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,572,310	1,573,960	1,570,364	1,576,541

Outstanding Common Stock Options Having No Dilutive Effect	59,207	46,460	59,207	22,558

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2003	2002
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,047,624	$1,446,545
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	456,341	433,650
Amortization of intangibles	172,940	166,398
Acquired in-process research and development	39,000	107,700
Trade receivables	313,018	(41,127)
Inventories	(38,357)	(161,508)
Other, net	20,112	130,824

Net Cash From Operating Activities	2,010,678	2,082,482

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses and technology	(242,063)	(585,999)
Acquisitions of property and equipment	(594,756)	(600,488)
Investment securities transactions	215,277	(2,940)
Other	7,768	9,232

Net Cash (Used in) Investing Activities	(613,774)	(1,180,195)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(966,000)	(844,000)
Other borrowing transactions, net	611,028	257,936
Common share transactions, net	(62,909)	121,794
Dividends paid	(749,816)	(693,521)

Net Cash (Used in) Financing Activities	(1,167,697)	(1,157,791)

Effect of exchange rate changes on cash and cash equivalents	145,250	80,263

Net Increase (Decrease) in Cash and Cash Equivalents	374,457	(175,241)
Cash and Cash Equivalents, Beginning of Year	704,450	657,378

Cash and Cash Equivalents, End of Period	$1,078,907	$482,137

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2003	December 31 2002
Assets
Current Assets:
Cash and cash equivalents	$1,078,907	$704,450
Investment securities	94,881	261,677
Trade receivables, less allowances of $219,301in 2003 and $198,116 in 2002	2,834,176	2,927,370
Inventories:
Finished products	1,363,995	1,274,760
Work in process	644,574	563,659
Materials	716,214	602,883

Total inventories	2,724,783	2,441,302
Prepaid expenses, deferred income taxes, and other receivables	2,982,049	2,786,973

Total Current Assets	9,714,796	9,121,772

Investment Securities Maturing after One Year	274,001	250,779

Property and Equipment, at Cost	12,881,878	12,147,673
Less: accumulated depreciation and amortization	6,756,912	6,319,551

Net Property and Equipment	6,124,966	5,828,122
Intangible Assets, net of amortization	3,875,523	3,919,248
Goodwill	4,420,037	3,732,533
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,481,531	1,406,648

	$25,890,854	$24,259,102

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,616,563	$1,927,543
Trade accounts payable	1,487,956	1,661,650
Salaries, dividends payable, and other accruals	3,947,385	3,149,511
Income taxes payable	69,696	42,387
Current portion of long-term debt	211,557	221,111

Total Current Liabilities	7,333,157	7,002,202

Long-Term Debt	4,316,405	4,273,973

Post-employment Obligations and Other Long-term Liabilities	2,348,456	2,318,374

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount—Shares: 2003: 1,578,379,617; 2002: 1,578,944,551	2,967,351	2,891,266
Common shares held in treasury, at cost—Shares: 2003: 15,820,129; 2002: 15,876,449	(231,022)	(231,845)
Unearned compensation — restricted stock awards	(67,315)	(76,472)
Earnings employed in the business	8,766,141	8,601,386
Accumulated other comprehensive income (loss)	457,681	(519,782)

Total Shareholders' Investment	11,892,836	10,664,553

	$25,890,854	$24,259,102

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2003

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

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net Interest Expense:
Interest expense	$48,005	$60,192	$96,186	$123,133
Interest income	(9,621)	(7,971)	(20,512)	(18,026)

Total	$38,384	$52,221	$75,674	$105,107

Note 3—Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2003, include the effect of the charge for the anticipated settlement of the Ross enteral nutrition investigation and for the charge for acquired in-process research and development. The effective tax rates, excluding the effect of these 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

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

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. The investigation is both civil and criminal in nature. During the second quarter of 2003, Abbott reached a settlement with the U.S. Attorney resolving all outstanding allegations by the government, and accrued a charge of $622 million; of which $614 million is classified as Selling, general and administration expense and $8 million is classified as Cost of products sold. This reserve is included in the Condensed Consolidated Balance Sheet under Salaries, dividends payable, and other accruals. Abbott expects to remit the settlement amount by the end of 2003.

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

        For its legal proceedings and environmental exposures discussed in this note and in Note 5, Abbott estimates the range of possible loss to be from approximately $125 million to $200 million, excluding the enteral nutritional investigation. Abbott has recorded reserves of approximately $150 million for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except with respect to the enteral nutritional investigation. Payment of the enteral nutritional settlement will be material to cash flows in the quarter paid.

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

Note 6—U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, which was amended in December 2000, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million to Cost of sales related to this matter was recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue.

Note 7—Comprehensive Income, net of tax (dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Foreign currency translation adjustments	$581,527	$250,504	$982,644	$45,553
Unrealized gains (losses) on marketable equity securities	34,789	(73,738)	34,668	(67,247)
Net gains (losses) on derivative instruments designated as cash flow hedges	175	(11,289)	(28,881)	(14,970)
Reclassification adjustment for realized gains	37	(2,011)	(10,968)	(12,929)

Other comprehensive income (loss), net of tax	616,528	163,466	977,463	(49,593)
Net Earnings	246,643	592,265	1,047,624	1,446,545

Comprehensive Income	$863,171	$755,731	$2,025,087	$1,396,952

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (income) loss adjustments			$(674,402)	$590,369
Minimum pension liability adjustments			203,182	—
Cumulative unrealized losses (gains) on marketable equity securities			(32,708)	50,372
Cumulative losses on derivative instruments designated as cash flow hedges			46,247	3,562

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002	2003	2002	2003	2002
Pharmaceutical	$1,264	$997	$2,339	$1,947	$407	$293	$701	$584
Diagnostics (worldwide)	756	735	1,479	1,414	76	68	110	130
Hospital	748	762	1,465	1,436	174	208	340	391
Ross	478	515	1,079	1,094	151	159	414	400
International	1,400	1,243	2,739	2,466	328	316	653	663

Total Reportable Segments	4,646	4,252	9,101	8,357	1,136	1,044	2,218	2,168
Other	78	63	203	147

Net Sales	$4,724	$4,315	$9,304	$8,504

Corporate functions					59	42	108	89
Benefit plans costs					8	2	18	33
Non-reportable segments					5	(1)	4	6
Net interest expense					38	52	76	105
Acquired in-process research and development					39	108	39	108
(Income) from TAP Pharmaceutical Products Inc. joint venture					(133)	(177)	(265)	(335)
Net foreign exchange loss					9	18	44	43
Other, net (a)					694	215	723	203

Consolidated Earnings Before Taxes					$417	$785	$1,471	$1,916

(a)
Other, net for 2003 includes $622 for the anticipated settlement of the Ross enteral nutrition investigation. Of the $622 charge, $614 is classified as Selling, general and administrative expense and $8 is classified as Cost of products sold. Other, net for 2002 includes $116 of the $129 pre-tax charge to Cost of sales relating to the U.S. FDA consent decree charge as discussed in Note 6; the remaining amount of the charge is included in the results of the diagnostic products segment.

Note 9—Restructuring Charges (dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	104	—	104
Change in estimate and foreign currency translation	(8)	—	(8)
2003 Payments	(57)	—	(57)

Accrued balance at June 30, 2003	$39	$—	$39

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	68	—	68
2003 Payments	(36)	—	(36)

Accrued balance at June 30, 2003	$32	$—	$32

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

Note 11—Business Combinations and Technology Acquisition

        In the second quarter 2003, Abbott acquired Spinal Concepts, a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED's coronary and peripheral interventional business line for approximately $68 million in cash. These acquisitions resulted in a charge of $39 million for estimated acquired in-process research and development, intangible assets of approximately $118 million and non-tax deductible goodwill of approximately $57 million. Acquired intangible assets, primarily product technology, will be amortized over 10 to 16 years (average of approximately 13 years). Allocation of the purchase price is subject to completion of independent appraisals, which are expected to be completed in the third quarter of 2003.

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition in 2002, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku and in 2003 Abbott acquired the remaining shares, resulting in Abbott owning 100 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years).

        Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Note 12—Incentive Stock Programs

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$247	$592	$1,047	$1,447
Compensation cost under fair value-based accounting method, net of taxes	(55)	(54)	(111)	(105)

Net income, pro forma	$192	$538	$936	$1,342

Basic EPS, as reported	$0.16	$0.38	$0.67	$0.93
Basic EPS, pro forma	0.12	0.34	0.60	0.86
Diluted EPS, as reported	0.16	0.38	0.67	0.92
Diluted EPS, pro forma	0.12	0.34	0.60	0.86
Reported diluted EPS higher than pro forma diluted EPS	0.04	0.04	0.07	0.06

Note 13—Equity Method Investments
(dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Abbott's income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net Sales	$996.2	$1,033.9	$2,006.7	$1,946.3
Cost of Sales	269.9	225.4	529.9	422.7
Income Before Taxes	414.2	540.6	827.0	1,025.8
Net Income	265.1	343.3	529.3	651.4
			June 30 2003	December 31 2002
Current Assets			$1,207.5	$1,176.8
Total Assets			1,618.7	1,580.3
Current Liabilities			999.4	791.6
Total Liabilities			1,041.0	839.8

Note 14—Debt and Lines of Credit

        In 2003, Abbott established a yen denominated line of credit of approximately $1 billion. Borrowings outstanding at June 30, 2003 were approximately $900 million. Proceeds from this line of credit were used to pay off an existing yen denominated credit facility of approximately $280 million and to pay down domestic commercial paper borrowings. The new line of credit expires in August 2003, and Abbott subsequently replaced this facility with a similar yen denominated facility, which expires in November 2003. In the second quarter 2003, Abbott established a U.S. dollar denominated credit facility of $750 million, which expires on December 31, 2004. There were no borrowings under this facility at June 30, 2003.

FINANCIAL REVIEW

Results of Operations

        The following table details sales by reportable segment for the second quarter and first six months:
 (dollars in millions)

	Three Months Ended June 30			Six Months Ended June 30
	Net Sales to External Customers		Percentage Change (a)	Net Sales to External Customers		Percentage Change (a)
	2003	2002		2003	2002
Pharmaceutical	$1,264	$997	26.8	$2,339	$1,947	20.1
Diagnostics	756	735	2.9	1,479	1,414	4.6
Hospital	748	762	(1.8)	1,465	1,436	2.0
Ross	478	515	(7.1)	1,079	1,094	(1.3)
International	1,400	1,243	12.7	2,739	2,466	11.0

Total Reportable Segments	4,646	4,252	9.3	9,101	8,357	8.9
Other	78	63	20.8	203	147	38.4

Net Sales	$4,724	$4,315	9.5	$9,304	$8,504	9.4

Total U.S.	$2,791	$2,603	7.2	$5,555	$5,175	7.3

Total International	$1,933	$1,712	12.9	$3,749	$3,329	12.6

        A comparison of the product group sales by segment for first six months ended June 30 is as follows:
 (dollars in millions)

	Six Months Ended June 30
	2003	Percentage Change (a)	2002	Percentage Change (a)
Pharmaceutical—
Neuroscience	$364	1.8	$357	(2.6)
Anti-Infectives	313	13.5	276	(3.4)
Diabetes/Metabolism	282	(4.1)	294	49.9
Cardiology	299	43.9	208	58.3
Anti-Viral	205	19.9	171	30.8
Immunology	78	N/A	—	—
Diagnostic—
Immunochemistry	1,065	4.9	1,015	(4.2)
Glucose	256	6.7	240	8.9
Hematology	111	6.6	104	(2.7)
Hospital—
Anesthesia	219	11.6	196	4.2
Renal Care	168	(10.3)	187	30.9
Acute Care Injectibles	231	2.0	226	5.2
Infusion Therapy	214	1.4	211	7.6
Vascular Pharma and Devices	114	33.8	85	16.7
Ross—
Pediatric Nutritionals	519	1.4	512	(7.9)
Adult Nutritionals	380	(10.2)	423	2.3
International—
Other Pharmaceuticals	1,230	11.7	1,102	53.8
Anti-Infectives	411	8.9	377	(1.9)
Hospital Products	418	10.9	377	1.7
Pediatric Nutritionals	252	1.0	249	7.3
Adult Nutritionals	276	11.7	247	0.2

a)
Percentage changes are based on unrounded numbers.

        Worldwide net sales for the second quarter 2003 and first six months 2003 reflect unit growth and the positive effect of the relatively weaker U.S. dollar. The relatively weaker U.S. dollar increased consolidated net sales 3.7 percent for the second quarter 2003 and 3.3 percent for the first six months 2003 and increased international sales 9.2 percent for the second quarter 2003 and 8.5 percent for the first six months 2003 over comparable 2002 periods. In addition, the effect of the relatively weaker U.S. dollar increased Immunochemistry and Glucose product sales by 7.0 percent and 6.9 percent, respectively, for the six months ended 2003 over 2002; and increased international Anti-Infectives and international Adult Nutritionals product sales by 11.3 percent and 6.9 percent, respectively, for the first six months 2003 over 2002.

        Increased sales volume of TriCor favorably impacted the Cardiology product sales of the Pharmaceutical Products segment for both 2003 and 2002. Increased sales volume of Ultane favorably impacted the Anesthesia product sales of the Hospital Products segment in 2003. The decrease in Ross' Adult Nutritionals product sales in 2003 was due, in part, to lower retail sales in anticipation of a transition to new packaging for Ensure. The acquisition of the pharmaceutical business of BASF in

2001 favorably impacted the Diabetes/Metabolism product sales of the Pharmaceutical Products segment and the Other Pharmaceuticals product sales of the International segment for 2002.

        On December 31, 2002, the FDA approved Humira for the treatment of rheumatoid arthritis. U.S. sales of Humira, reported in Immunology product sales, were $78 million for the first six months 2003. International sales of Humira from sales through patient named basis programs were $5 million for the first six months 2003. Worldwide sales of Humira in 2003 are forecasted to be more than $250 million based on the U.S. launch and an expected European launch later in 2003.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 51.9 percent for the second quarter 2003, compared to 49.8 percent for the second quarter 2002. First six months 2003 gross profit margin was 52.0 percent, compared to 52.2 percent for the first six months 2002. The increase in the gross profit margin in the second quarter 2003 was due primarily to the effect of the $129 million FDA consent decree charge in 2002, which decreased the gross profit margin 3.0 percent in 2002. In addition, higher manufacturing costs, primarily ongoing costs associated with Good Manufacturing Practices compliance enhancements related to the diagnostics division, was partially offset by favorable product mix. The decrease in the gross profit margin for the six months 2003 was due to higher other manufacturing costs, primarily ongoing costs associated with Good Manufacturing Practices compliance enhancements related to the diagnostics division; partially offset by the effect of the $129 million FDA consent decree charge in 2002, which decreased the gross profit margin 1.5 percent in 2002.

        Research and development expenses, excluding acquired in-process research and development, increased 6.1 percent in the second quarter 2003 and 9.9 percent for the first six months 2003, respectively, over comparable 2002 periods. These increases were primarily due to increased spending to support pipeline programs, such as additional new indications for Humira. The majority of research and development expenditures is concentrated on pharmaceutical products.

        Selling, general and administrative expenses for the second quarter 2003 and first six months 2003 increased 72.4 percent and 43.5 percent, respectively, over the comparable 2002 periods. In the second quarter 2003, Abbott recorded in Selling, general and administrative expenses, a pretax charge of $614 million related to the settlement of the Ross enteral nutritional investigation as discussed below and in Note 4. This charge increased selling, general and administrative expenses by 62.8 percent and 32.9 percent over the second quarter and first six months of 2002, respectively. The increases in selling, general and administrative expenses, excluding the charge for the investigation, were due primarily to increased selling and marketing support for new and existing products, including accelerated spending for the launch of Humira, due to its earlier-than-expected FDA approval, as well as spending on other marketed pharmaceutical products.

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

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. The investigation is both civil and criminal in nature. During the second quarter of 2003, Abbott reached a settlement with the U.S. Attorney resolving all outstanding allegations by the government, and accrued a charge of $622 million; of which $614 million is classified as Selling, general and administration expense and $8 million is classified as Cost of products sold. Abbott expects to remit the settlement amount by the end of 2003.

Business Combinations and Technology Acquisition

        In the second quarter 2003, Abbott acquired Spinal Concepts, a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED's coronary and peripheral interventional business line for approximately $68 million in cash. These acquisitions resulted in a charge of $39 million for estimated acquired in-process research and development, intangible assets of approximately $118 million and non-tax deductible goodwill of approximately $57 million. Acquired intangible assets, primarily product technology, will be amortized over 10 to 16 years (average of approximately 13 years). Allocation of the purchase price is subject to completion of independent appraisals that are expected to be completed in the third quarter of 2003.

        In July 2003, Abbott announced that it has entered into an agreement to acquire ZonePerfect, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash. The transaction is subject to customary closing conditions, including government approvals, and is expected to close during the third quarter of 2003.

        In the second quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition in 2002, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku and in 2003 Abbott acquired the remaining shares, resulting in Abbott owning 100 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years).

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

Restructuring Charges
(dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	104	—	104
Change in estimate and foreign currency translation	(8)	—	(8)
2003 Payments	(57)	—	(57)

Accrued balance at June 30, 2003	$39	$—	$39

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	68	—	68
2003 Payments	(36)	—	(36)

Accrued balance at June 30, 2003	$32	$—	$32

Interest Expense

        Net interest expense decreased in both the second quarter and first six months of 2003 due primarily to lower interest rates and a lower level of debt.

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

Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2003, include the effect of the charge for the anticipated settlement of the Ross enteral nutrition investigation and for the charge for acquired in-process research and development. The effect of these charges for the second quarter 2003 was to increase the effective tax rate from 24.0 percent to 40.9 percent. Abbott anticipates that the effective tax rate for the last six months of 2003 will be approximately 24.0 percent. The effective tax rates, excluding the effect of these 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at June 30, 2003 Compared with December 31, 2002

        Net cash from operating activities for the first six months 2003 totaled $2.0 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

        At June 30, 2003, Abbott had working capital of approximately $2.4 billion compared to working capital of approximately $2.1 billion at December 31, 2002. The increase in working capital in 2003 was primarily due to operating cash flows used to increase cash and cash equivalents.

        At June 30, 2003, Abbott's long-term debt ratings were AA by Standard & Poor's Corporation and Aa3 by Moody's Investors Service. In June 2003, Standard & Poor's Corporation reaffirmed Abbott's debt ratings. As a result of Abbott's announcement related to the anticipated settlement of the Ross enteral nutritional investigation as discussed in Note 4, Moody's Investors Service placed Abbott's long-term debt ratings under review for possible downgrade. The review by Moody's Investors Service is currently in process. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

        In 2003, Abbott established a yen denominated line of credit of approximately $1 billion. Borrowings outstanding at June 30, 2003 were approximately $900 million. Proceeds from this line of credit were used to pay off an existing yen denominated credit facility of approximately $280 million and to pay down domestic commercial paper borrowings. The new line of credit expires in August 2003, and Abbott subsequently replaced this facility with a similar yen denominated facility, which expires in November 2003. In the second quarter 2003, Abbott established a U.S. dollar denominated credit facility of $750 million, which expires on December 31, 2004. There were no borrowings under this facility at June 30, 2003.

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

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock and Abbott purchased 10.6 million shares from this authorization in 2001 and 2000. Common stock purchases were temporarily suspended in January 2001, following Abbott's announced acquisition of the pharmaceutical business of BASF. In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market. During the first six months 2003, Abbott purchased 2.7 million of its common shares at a cost of $98 million. As of June 30, 2003, an additional 11.7 million shares may be purchased in future periods under the June 2000 authorization by the Board of Directors.

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

Item 4.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures. The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2003, except as otherwise indicated) those described below.

        In its Form 10-Q for the first quarter of 2003, Abbott reported that three cases were pending in which Abbott sought to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In May 2003, after a Section 505(b)(2) NDA was filed for a product described as sodium valproate tablets, Abbott filed a new lawsuit against Andrx Corporation, Andrx Pharmaceuticals, Inc., and Andrx Pharmaceutials, LLC in the United States District Court for the Southern District of Florida. This new action has been consolidated with the previously filed case against the same parties.

        In its 2002 Form 10-K, Abbott reported that a number of antitrust cases were pending in federal court (including a case filed by the Attorneys General of the States of Colorado, Florida and Kansas) and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws. The Appellate Court of the State of New York, County of New York stayed two of these cases, Asher and Lisanti, pending the resolution of In re: Terazosin Hydrochloride, MDL No. 1317.

        In its 2002 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. Four cases have been brought by state Attorneys General (California, Montana, Nevada and West Virginia). These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. In June 2003, plaintiffs in MDL 1456 filed an amended complaint which added (i) the allegation that the defendant pharmaceutical manufacturers conspired with publishers of pricing data and pharmaceutical benefit managers (PBMs) to raise drug reimbursement prices and (ii) antitrust and conspiracy claims relating to TogetherRx, a company through which Abbott and certain other pharmaceutical companies offer a prescription drug discount to certain low-income seniors. One additional case was filed on June 30, 2003, International Union of Operating Engineers Local No. 68 Welfare Fund v. AstraZeneca PLC, et al. in state court in Monmouth County, New Jersey. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In its 2002 Form 10-K, Abbott reported that a number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. In one previously reported case, Benoit, a plaintiff has severed her claim, and has created a new case, Grass v. Takeda, et al., pending in Jefferson County, Texas. In another previously reported case, Stetser, the Court granted plaintiffs' motion to certify a nationwide class of plaintiffs. The class certification ruling has been appealed.

        In its Form 10-Q for the first quarter of 2003, Abbott reported that a number of cases were pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®) and that it was seeking a rehearing of the court's decision in a case relating to the capsule product, Novopharm Limited, in which the United States Court of Appeals for the Federal Circuit had affirmed the lower court's grant of summary judgment in favor of Novopharm. The request for a rehearing has been denied. Abbott has filed two additional cases alleging infringement of patents with respect to Abbott's tablet product: Abbott Laboratories v. Cipher Pharmaceuticals, filed on April 21, 2003 in the United States District Court for the District of Puerto Rico and Abbott Laboratories v. Ranbaxy Pharmaceuticals, Inc., filed on May 12, 2003 in the United States District Court for the District of New Jersey.

        In its 2002 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promotes OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. Some of the lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of June 30, 2003, there were a total of 262 lawsuits pending in which Abbott is a party. 96 cases were pending in federal court. 166 cases were pending in state court. 237 cases were brought by individual plaintiffs, and 25 cases were brought as actual or purported class action lawsuits. One case has been brought by the Attorney General for the State of West Virginia. As previously disclosed in the 2002 Form 10-K, a class of Ohio plaintiffs was certified in the case of Howland v. Purdue Pharma, L.P. et al.. That certification decision was affirmed by the Court of Appeals for Butler County, Ohio.

        In its 2002 Form 10-K, Abbott reported that the U.S. Attorney's Office in the Southern District of Illinois has been conducting an industry-wide investigation of the enteral nutritional business. The investigation was focused on the sales and marketing practices in that business. Abbott has agreed to a settlement with the Department of Justice and with each of the 50 states and the District of Columbia concerning their respective Medicaid programs. On July 23, 2003, CG Nutritionals, Inc., a subsidiary of Abbott, pled guilty to a one count charge alleging interference with a federal healthcare investigation and agreed to pay a criminal fine of $200 million. Abbott has also agreed to pay approximately $414 million to the U.S. and to the 50 states and District of Columbia to resolve certain civil allegations. As part of the settlement, Abbott has entered into a Corporate Integrity Agreement with the Office of Inspector General for the U.S. Department of Health and Human Services. The settlement is not expected to affect Abbott's ability to continue to do business with any private party or state or federal government. The U.S. District Court for the Southern District of Illinois accepted CG Nutritionals' plea and scheduled a further hearing on October 27, 2003 to impose the agreed upon disposition.

        On June 27, 2003, Robert Corwin filed a shareholder derivative action against Abbott's current directors. The suit was filed in connection with the announcement that Abbott would take a $622 million charge in anticipation of settling the investigation by the U.S. Attorney's Office for the Southern District of Illinois. The suit alleges that the directors breached their fiduciary duties in failing to stop the alleged improper business practices in the enteral nutritional business. Abbott and the directors deny all substantive allegations and intend to move to dismiss the case.

        Abbott is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademark Meridia®) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. As of June 30, 2003, 99 lawsuits were pending in which Abbott is a party. 93 cases are being or have been transferred to the United States District Court for the Southern District of Ohio and are captioned In Re Meridia MDL No. 1481. Six cases are pending in state court: Barley v. Knoll, et al., filed on October 15, 2002, in the Circuit Court of Montgomery County, Alabama; Bracero, et al. v. Abbott, et al., filed on June 3, 2002, in the Superior Court of New Jersey, Hudson County; Killinger v. Abbott, et al., filed on November 18, 2002, in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois; Olinger v. Abbott, filed on January 8, 2003, in the Circuit Court of the 3rd Judicial Circuit, Madison County, Illinois; Titus v. Knoll, et al., filed on October 1, 2002, in the District Court of Nueces County, Texas; and Watson v. Abbott, et al., filed on July 25, 2002, in the 19th Judicial District Court, Parish of East Baton Rouge, Louisiana. One case is pending in Canada: Mandel, et al. v. Abbott, filed on June 24, 2002 in the Ontario Superior Court of Justice, Toronto, Canada; and one case is pending in Italy: Casartelli v. Abbott, et al., in the Civil Court of Monza, Italy.

        While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except with respect to the enteral nutritional investigation. Payment of the enteral nutritional settlement will be material to cash flows in the quarter paid.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Incorporated by reference to the Exhibit Index included herewith.

  (b)
  Reports on Form 8-K

    On July 10, 2003, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott's results of operations for the second quarter of 2003.

    On July 10, 2003, Abbott Laboratories filed a Current Report on Securities and Exchange Commission Form 8-K reporting that on June 20, 2003, the Abbott Board of Directors amended and restated the company's By-Laws. The amended and restated By-Laws were filed as an exhibit to the Report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
By:	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: August 12, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	The Abbott Laboratories 1991 Incentive Stock Program, as amended.
10.2	The Abbott Laboratories 1996 Incentive Stock Program, as amended.
10.3	Abbott Laboratories 401(k) Supplemental Plan, as amended.
10.4	Abbott Laboratories Supplemental Pension Plan, as amended.
10.5	The 1986 Abbott Laboratories Management Incentive Plan, as amended.
10.6	Amended form of agreement regarding change in control between Abbott and each of the Named Officers identified in Abbott's Proxy Statement for the 2003 Annual Meeting of Shareholders.
10.7	Abbott Laboratories Equity-Based Award/Recognition Plan.
12	Statement re: computation of ratio of earnings to fixed charges.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Cautionary Statement Regarding Forward-Looking Statements.

QuickLinks

PART I. FINANCIAL INFORMATION Abbott Laboratories and Subsidiaries Condensed Consolidated Financial Statements (Unaudited)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Earnings (Unaudited) (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Condensed Consolidated Balance Sheet (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements June 30, 2003 (Unaudited)
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX