Form 10-Q
period 2003-09-30
ABBOTT LABORATORIES
filed 2003-11-10
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400
Telephone: (847) 937-6l00

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒.    No  ☐.

        As of September 30, 2003, Abbott Laboratories had 1,563,353,283 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Sales	$4,845,881	$4,341,236	$14,149,979	$12,845,414

Cost of products sold	2,346,807	2,067,494	6,815,403	6,130,161
Research and development	438,999	393,125	1,247,779	1,129,298
Acquired in-process research and development	61,240	—	100,240	107,700
Selling, general and administrative	1,087,796	967,218	3,769,887	2,836,912

Total Operating Cost and Expenses	3,934,842	3,427,837	11,933,309	10,204,071

Operating Earnings	911,039	913,399	2,216,670	2,641,343
Net interest expense	36,224	52,757	111,898	157,864
(Income) from TAP Pharmaceutical Products Inc. joint venture	(142,821)	(171,586)	(407,451)	(507,299)
Net foreign exchange loss	5,573	28,900	49,833	71,992
Other (income) expense, net	(8,578)	49,618	(29,407)	49,122

Earnings Before Taxes	1,020,641	953,710	2,491,797	2,869,664
Taxes on earnings	259,424	233,659	682,956	703,068

Net Earnings	$761,217	$720,051	$1,808,841	$2,166,596

Basic Earnings Per Common Share	$0.49	$0.46	$1.16	$1.39

Diluted Earnings Per Common Share	$0.48	$0.46	$1.15	$1.38

Cash Dividends Declared Per Common Share	$0.245	$0.235	$0.735	$0.705

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,562,898	1,562,332	1,562,476	1,560,379
Dilutive Common Stock Options	9,207	6,619	8,480	13,558

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,572,105	1,568,951	1,570,956	1,573,937

Outstanding Common Stock Options Having No Dilutive Effect	59,836	63,001	59,207	22,558

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2003	2002
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,808,841	$2,166,596
Adjustments to reconcile net earnings to net cash from operating activities—
Depreciation	646,075	638,311
Amortization of intangibles	256,760	253,198
Acquired in-process research and development	100,240	107,700
Trade receivables	188,516	(37,833)
Inventories	(76,740)	(191,652)
Other, net	176,028	47,095

Net Cash From Operating Activities	3,099,720	2,983,415

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses and technology	(463,886)	(585,999)
Acquisitions of property and equipment	(936,274)	(910,103)
Investment securities transactions	252,064	(38,699)
Other, net	64,393	12,461

Net Cash (Used in) Investing Activities	(1,083,703)	(1,522,340)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(839,850)	(742,841)
Other borrowing transactions, net	913,018	245,888
Common share transactions, net	(48,770)	129,304
Dividends paid	(1,132,665)	(1,060,654)

Net Cash (Used in) Financing Activities	(1,108,267)	(1,428,303)

Effect of exchange rate changes on cash and cash equivalents	69,737	52,498

Net Increase in Cash and Cash Equivalents	977,487	85,270
Cash and Cash Equivalents, Beginning of Year	704,450	657,378

Cash and Cash Equivalents, End of Period	$1,681,937	$742,648

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2003	December 31 2002
Assets
Current Assets:
Cash and cash equivalents	$1,681,937	$704,450
Investment securities	71,414	261,677
Trade receivables, less allowances of $231,424 in 2003 and $198,116 in 2002	2,882,025	2,927,370
Inventories:
Finished products	1,368,366	1,274,760
Work in process	635,954	563,659
Materials	657,919	602,883

Total inventories	2,662,239	2,441,302
Prepaid expenses, deferred income taxes, and other receivables	2,963,263	2,786,973

Total Current Assets	10,260,878	9,121,772

Investment Securities Maturing after One Year	333,010	250,779

Property and Equipment, at Cost	12,827,025	12,147,673
Less: accumulated depreciation and amortization	6,726,710	6,319,551

Net Property and Equipment	6,100,315	5,828,122
Intangible Assets, net of amortization	3,898,326	3,919,248
Goodwill	4,224,335	3,732,533
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,337,905	1,406,648

	$26,154,769	$24,259,102

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$803,774	$1,927,543
Trade accounts payable	1,318,196	1,661,650
Salaries, dividends payable, and other accruals	3,868,073	3,149,511
Income taxes payable	133,721	42,387
Current portion of long-term debt	1,915,369	221,111

Total Current Liabilities	8,039,133	7,002,202

Long-Term Debt	3,908,314	4,273,973

Post-employment Obligations and Other Long-term Liabilities	2,342,535	2,318,374

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized—1,000,000 shares, none issued	—	—
Common shares, without par value Authorized—2,400,000,000 shares Issued at stated capital amount—Shares: 2003: 1,579,098,412; 2002: 1,578,944,551	2,997,861	2,891,266
Common shares held in treasury, at cost—Shares: 2003: 15,745,129; 2002: 15,876,449	(229,927)	(231,845)
Unearned compensation—restricted stock awards	(64,903)	(76,472)
Earnings employed in the business	9,139,985	8,601,386
Accumulated other comprehensive income (loss)	21,771	(519,782)

Total Shareholders' Investment	11,864,787	10,664,553

	$26,154,769	$24,259,102

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2003

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

Note 2—Supplemental Financial Information
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net Interest Expense:
Interest expense	$47,174	$61,160	$143,360	$184,293
Interest income	(10,950)	(8,403)	(31,462)	(26,429)

Total	$36,224	$52,757	$111,898	$157,864

Note 3—Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2003, include the effect of the charge for the settlement of the Ross enteral nutritional investigation and for the charges for acquired in-process research and development. The effective tax rates, excluding the effect of these 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Note 4—Litigation and Environmental Matters

        Abbott is involved in various claims and legal proceedings including a number of antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers have conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits have been brought on behalf of retail pharmacies and name certain pharmaceutical manufacturers, including Abbott, as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott has filed a response to each of the complaints denying all substantive allegations.

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. The investigation is both civil and criminal in nature. In the second quarter of 2003, Abbott reached a settlement with the U.S. Attorney resolving all outstanding allegations by the government, and accrued a charge of $622 million; of which $614 million is classified as Selling, general and administration expense and $8 million is classified as Cost of products sold. This reserve is included in the Condensed Consolidated Balance Sheet under Salaries, dividends payable, and other accruals. In the fourth quarter 2003, Abbott paid the settlement amount of $614 million, which was primarily funded by third quarter borrowings.

        There are several lawsuits pending in connection with the sales of Hytrin. These suits allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc in 1998. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that

Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect Hytrin from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed or intends to file a response to each of the complaints denying all substantive allegations.

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

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except with respect to the enteral nutritional investigation. Payment to the government of the enteral nutritional settlement will be material to operating cash flows in the fourth quarter of 2003.

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

Note 6—U.S. Food and Drug Administration Consent Decree

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, as amended, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree, Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million to Cost of products sold related to this matter was recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue.

Note 7—Comprehensive Income, net of tax
(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Foreign currency translation adjustments	$(486,984)	$319,062	$495,660	$364,615
Unrealized gains (losses) on marketable equity securities	19,102	(22,258)	53,770	(89,505)
Net gains (losses) on derivative instruments designated as cash flow hedges	38,141	(15,225)	9,260	(30,195)
Reclassification adjustment for realized gains	(6,169)	11,306	(17,137)	(1,623)

Other comprehensive income (loss), net of tax	(435,910)	292,885	541,553	243,292
Net Earnings	761,217	720,051	1,808,841	2,166,596

Comprehensive Income	$325,307	$1,012,936	$2,350,394	$2,409,888

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (income) loss adjustments			$(187,418)	$271,307
Minimum pension liability adjustments			203,182	—
Cumulative unrealized losses (gains) on marketable equity securities			(45,641)	61,324
Cumulative losses on derivative instruments designated as cash flow hedges			8,106	18,787

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002	2003	2002	2003	2002
Pharmaceutical	$1,287	$1,073	$3,626	$3,020	$401	$399	$1,103	$983
Diagnostics (worldwide)	756	734	2,235	2,148	80	48	190	178
Hospital	791	733	2,256	2,169	188	166	528	557
Ross	519	492	1,597	1,586	145	132	558	532
International	1,359	1,201	4,098	3,667	286	287	939	950

Total Reportable Segments	4,712	4,233	13,812	12,590	1,100	1,032	3,318	3,200
Other	134	108	338	255

Net Sales	$4,846	$4,341	$14,150	$12,845

Corporate functions					53	58	161	147
Benefit plans costs					19	(2)	37	31
Non-reportable segments					13	(1)	17	5
Net interest expense					36	53	112	158
Acquired in-process research and development					61	—	100	108
(Income) from TAP Pharmaceutical Products Inc. joint venture					(143)	(172)	(407)	(507)
Net foreign exchange loss					6	29	50	72
Other, net (a)					34	113	756	316

Consolidated Earnings Before Taxes					$1,021	$954	$2,492	$2,870

(a)
Other, net for the nine months 2003 includes $622 for the anticipated settlement of the Ross enteral nutritional investigation. Other, net for the nine months 2002 includes $116 of the $129 pre-tax charge to Cost of products sold relating to the U.S. FDA consent decree charge as discussed in Note 6; the remaining amount of the charge is included in the results of the diagnostic products segment.

Note 9—Restructuring Charges
(dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	104	—	104
2003 payments, changes in estimate and foreign currency translation	(76)	—	(76)

Accrued balance at September 30, 2003	$28	$—	$28

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	68	—	68
2003 payments, changes in estimate and foreign currency translation	(44)	—	(44)

Accrued balance at September 30, 2003	$24	$—	$24

Note 10—Sale of Product Rights

        In the third quarter 2003, Abbott sold its U.S. rapid diagnostic test portfolio and recorded a gain of approximately $31 million. Sale of the international product rights for the rapid diagnostic tests will be recorded as the appropriate regulatory approvals are received. In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights. These transactions were recorded in net sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K.

Note 11— Business Combinations and Technology Acquisition

        In the third quarter 2003, Abbott acquired ZonePerfect, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash. In addition, Abbott acquired Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash. These acquisitions resulted in a charge of approximately $61 million for estimated acquired in-process research and development, intangible assets of approximately $107 million and non-deductible goodwill of approximately $87 million. Acquired intangible assets, primarily trademarks and product technology, will be amortized over 12 to 20 years (average of approximately 15 years). Allocation of the ZonePerfect purchase price is subject to completion of an independent appraisal that is expected to be completed by the end of 2003.

        In the second quarter 2003, Abbott acquired Spinal Concepts, a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED's coronary and peripheral interventional business line for approximately $68 million in cash. These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $117 million and non-tax deductible goodwill of approximately $80 million. Acquired intangible assets, primarily product technology, will be amortized over 10 to 16 years (average of approximately 13 years).

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

Note 12—Incentive Stock Programs

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Had compensation cost been determined using the fair market value-based accounting method, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net income, as reported	$761	$720	$1,809	$2,167
Compensation cost under fair value-based accounting method, net of taxes	(57)	(54)	(168)	(159)

Net income, pro forma	$704	$666	$1,641	$2,008

Basic EPS, as reported	$0.49	$0.46	$1.16	$1.39
Basic EPS, pro forma	0.45	0.43	1.05	1.29
Diluted EPS, as reported	0.48	0.46	1.15	1.38
Diluted EPS, pro forma	0.45	0.43	1.05	1.28
Reported diluted EPS higher than pro forma diluted EPS	0.03	0.03	0.10	0.10

Note 13—Equity Method Investments
(dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Abbott's income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2003	2002	2003	2002
Net Sales	$945.7	$977.8	$2,952.4	$2,924.1
Cost of Sales	258.8	215.7	788.7	638.4
Income Before Taxes	446.3	511.1	1,273.3	1,536.9
Net Income	285.6	336.4	814.9	987.8
	Sept. 30 2003	Dec. 31 2002
Current Assets	$1,390.9	$1,176.8
Total Assets	1,797.5	1,580.3
Current Liabilities	1,144.1	791.6
Total Liabilities	1,193.9	839.8

Note 14—Debt and Lines of Credit

        In the fourth quarter of 2003, Abbott issued long-term yen denominated bonds in the amount of approximately $926 million that mature in 2007 through 2013. Proceeds from these bonds were used to pay off short-term yen denominated borrowings outstanding at September 30, 2003 in the amount of approximately $847 million. Accordingly, these short-term borrowings have been classified as long-term debt in the accompanying condensed consolidated balance sheet since these short-term borrowings were subsequently refinanced with long-term debt. In addition, in the second quarter 2003, Abbott established a U.S. dollar denominated credit facility of $750 million, which expires on December 31, 2004. Borrowings outstanding under this facility at September 30, 2003 were $500 million, which is due on December 31, 2004.

Note 15—Spinoff of Abbott's Core Hospital Products Business

        In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business. The new company's business will include: medication delivery systems, such as electronic drug-delivery systems, infusion therapy and critical care products; generic injectable pharmaceuticals, including acute-care injectables and other generic anesthetics; and other businesses, including intensive care pharmaceuticals, as well as contract manufacturing. The new company, which is expected to be spun off by Abbott in the first half of 2004, will include most of Abbott's Hospital Products segment and portions of Abbott's International segment.

FINANCIAL REVIEW

Results of Operations

        The following table details sales by reportable segment for the third quarter and first nine months: (dollars in millions)

	Three Months Ended Sept. 30			Nine Months Ended Sept. 30
	Net Sales to External Customers		Percentage Change(a)	Net Sales to External Customers		Percentage Change(a)
	2003	2002		2003	2002
Pharmaceutical	$1,287	$1,073	20.0	$3,626	$3,020	20.1
Diagnostics	756	734	3.0	2,235	2,148	4.1
Hospital	791	733	7.8	2,256	2,169	4.0
Ross	519	492	5.3	1,597	1,586	0.7
International	1,359	1,201	13.2	4,098	3,667	11.8

Total Reportable Segments	4,712	4,233	11.3	13,812	12,590	9.7
Other	134	108	24.1	338	255	32.3

Net Sales	$4,846	$4,341	11.6	$14,150	$12,845	10.2

Total U.S.	$2,919	$2,672	9.3	$8,473	$7,846	8.0

Total International	$1,927	$1,669	15.4	$5,677	$4,999	13.6

        A comparison of the product group sales by segment for first nine months ended September 30 is as follows: (dollars in millions)

	Nine Months Ended September 30
	2003	Percentage Change(a)	2002	Percentage Change(a)
Pharmaceutical—
Neuroscience	$598	5.8	$565	(4.3)
Anti-Infectives	451	14.0	396	0.5
Diabetes/Metabolism	461	(3.8)	480	10.0
Cardiology	482	45.1	332	36.2
Anti-Viral	313	13.9	275	31.6
Immunology	151	N/A	—	—
Diagnostics—
Immunochemistry	1,594	3.0	1,549	(2.9)
Glucose	400	9.4	366	8.2
Hematology	168	6.3	158	(1.7)
Hospital—
Anesthesia	328	5.5	311	6.6
Renal Care	263	(2.2)	269	21.9
Acute Care Injectibles	351	3.0	341	1.6
Infusion Therapy	324	1.9	318	6.1
Vascular Pharma and Devices	184	39.6	132	18.7
Ross—
Pediatric Nutritionals	809	7.7	751	(6.3)
Adult Nutritionals	589	(8.3)	642	1.9
International—
Other Pharmaceuticals	1,899	14.8	1,654	38.1
Anti-Infectives	556	8.2	514	(2.1)
Hospital Products	638	10.4	578	3.0
Pediatric Nutritionals	385	5.2	366	2.7
Adult Nutritionals	429	11.4	385	1.8

  a)
  Percentage changes are versus the prior year and are based on unrounded numbers.

Results of Operations

        Worldwide net sales for the third quarter 2003 and first nine months 2003 reflect unit growth and the positive effect of the relatively weaker U.S. dollar. The relatively weaker U.S. dollar increased consolidated net sales 3.0 percent for the third quarter 2003 and 3.2 percent for the first nine months 2003 and increased international sales 7.9 percent for the third quarter 2003 and 8.3 percent for the first nine months 2003 over comparable 2002 periods. In addition, the effect of the relatively weaker U.S. dollar increased Immunochemistry and Glucose product sales by 6.5 percent and 7.0 percent, respectively, for the nine months ended 2003 over 2002; and increased international Anti-Infectives and international Hospital Product sales by 10.3 percent and 7.1 percent, respectively, for the first nine months 2003 over 2002.

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

        On December 31, 2002, the FDA approved Humira for the treatment of rheumatoid arthritis and in September 2003, the European Union approved Humira. U.S. sales of Humira, reported in Immunology product sales, were $151 million for the first nine months 2003. International sales of Humira from sales primarily through patient named basis programs were $10 million for the first nine months 2003. International sales of Humira for non-patient named basis programs are expected to begin in the fourth quarter 2003. Worldwide sales of Humira in 2003 are forecasted to be more than $250 million based on the U.S. and European launches.

        Gross profit margin (sales less cost of products sold, including freight and distribution expenses) was 51.6 percent for the third quarter 2003, compared to 52.4 percent for the third quarter 2002. First nine months 2003 gross profit margin was 51.8 percent, compared to 52.3 percent for the first nine months 2002. The decreases in the gross profit margin for both periods was due to unfavorable product mix, higher other manufacturing costs, including ongoing costs associated with Good Manufacturing Practices compliance enhancements related to the diagnostics division, and the unfavorable mix effect of exchange on the gross profit margin. In addition, the gross profit margin for the first nine months 2002 was effected by the $129 million FDA consent decree charge, which decreased the gross profit margin 1.0 percent in 2002.

        Research and development expenses, excluding acquired in-process research and development, increased 11.7 percent in the third quarter 2003 and 10.5 percent for the first nine months 2003, respectively, over comparable 2002 periods. These increases were primarily due to increased spending to support pipeline programs, such as additional new indications for Humira. The majority of research and development expenditures is concentrated on pharmaceutical products.

        Selling, general and administrative expenses for the third quarter 2003 and first nine months 2003 increased 12.5 percent and 32.9 percent, respectively, over the comparable 2002 periods. In the first nine months 2003, Abbott recorded in Selling, general and administrative expenses, a pretax charge of $614 million related to the settlement of the Ross enteral nutritional investigation as discussed below and in Note 4. This charge increased selling, general and administrative expenses by 21.7 percent over the first nine months of 2002. The increases in selling, general and administrative expenses, excluding the charge for the investigation, were due primarily to increased selling and marketing support for new and existing products, including accelerated spending for the launch of Humira, due to its earlier-than-expected FDA approval, as well as spending on other marketed pharmaceutical products.

        In November 1999, Abbott reached agreement with the U.S. government to have a consent decree entered to settle issues involving Abbott's diagnostics manufacturing operations in Lake County, Ill. The decree, as amended, requires Abbott to ensure its diagnostics manufacturing processes in Lake County conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation (QSR). The decree allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County. However, Abbott is prohibited from manufacturing or distributing certain diagnostic products until Abbott ensures the processes in its Lake County diagnostics manufacturing operations conform with the QSR. The decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. Under the terms of the amended consent decree,

Abbott was to ensure its diagnostics manufacturing operations are in conformance with the QSR by January 15, 2001. The FDA performed an inspection of Abbott's Lake County, Ill. diagnostics manufacturing operations during the fourth quarter of 2001 and first quarter of 2002 to determine whether those operations are in conformity with the QSR. In May 2002, these operations were found not to be in conformity. Accordingly, Abbott was required to make additional payments to the government and continue its efforts to achieve full compliance. A pretax charge of $129 million related to this matter was recorded in the second quarter of 2002. The FDA will determine Abbott's conformance with the QSR after a re-inspection of Abbott's facilities. If the FDA concludes that the operations are not in conformance with the QSR, Abbott may continue to be subject to additional costs and loss of revenue. The consent decree affects the sales and margin of the Immunochemistry products of the Diagnostic Products segment.

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. The investigation is both civil and criminal in nature. During the second quarter of 2003, Abbott reached a settlement with the U.S. Attorney resolving all outstanding allegations by the government, and accrued a charge of $622 million; of which $614 million is classified as Selling, general and administration expense and $8 million is classified as Cost of products sold. In the fourth quarter 2003, Abbott paid the settlement amount of $614 million, which was primarily funded by third quarter borrowings.

Business Combinations and Technology Acquisition

        In the third quarter 2003, Abbott acquired ZonePerfect, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash. In addition, Abbott acquired Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash. These acquisitions resulted in a charge of approximately $61 million for estimated acquired in-process research and development, intangible assets of approximately $107 million and non-deductible goodwill of approximately $87 million. Acquired intangible assets, primarily trademarks and product technology, will be amortized over 12 to 20 years (average of approximately 15 years). Allocation of the ZonePerfect purchase price is subject to completion of an independent appraisal that is expected to be completed by the end of 2003.

        In the second quarter 2003, Abbott acquired Spinal Concepts, a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED's coronary and peripheral interventional business line for approximately $68 million in cash. These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $117 million and non-tax deductible goodwill of approximately $80 million. Acquired intangible assets, primarily product technology, will be amortized over 10 to 16 years (average of approximately 13 years).

        In the third quarter 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition in 2002, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku and in 2003 Abbott acquired the remaining shares, resulting in Abbott owning 100 percent of the common shares of Hokuriku Seiyaku. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge of $108 million for acquired in-process research and development, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, will be amortized over 4 to 13 years (average of approximately 8 years).

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

Restructuring Charges
(dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostics and International segments. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	104	—	104
2003 payments, changes in estimate and foreign currency translation	(76)	—	(76)

Accrued balance at September 30, 2003	$28	$—	$28

        In 2001 and 2002, Abbott implemented restructuring plans related primarily to the operations of the acquired pharmaceutical business of BASF. The following summarizes the restructuring activity:

	Employee-Related And Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments	(80)	—	(80)

Accrued balance at December 31, 2002	68	—	68
2003 payments, changes in estimate and foreign currency translation	(44)	—	(44)

Accrued balance at September 30, 2003	$24	$—	$24

Other (Income) expense, net

        Other (Income) expense, net, for the three months and nine months ended September 30, 2002 include charges of approximately $42 million as a result of other than temporary declines in the market values of certain equity securities.

Interest Expense

        Net interest expense decreased in both the third quarter and first nine months of 2003 due primarily to lower interest rates and a lower level of borrowings.

Sale of Product Rights

        In the third quarter 2003, Abbott sold its U.S. rapid diagnostic test portfolio and recorded a gain of approximately $31 million. Sale of the international product rights for the rapid diagnostic tests will be recorded as the appropriate regulatory approvals are received. In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and in the first quarter 2002, Abbott sold its U.S. Selsun Blue product rights. These transactions were recorded in net sales in accordance with Abbott's revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott's Annual Report on Form 10-K. Related gains recorded in net sales were not significant to consolidated net sales.

Taxes on Earnings

        Taxes on earnings reflect the estimated annual effective rates, and for 2003, include the effect of the charge for the settlement of the Ross enteral nutritional investigation and for the charges for acquired in-process research and development. The effect of these charges for the nine months ended September 30, 2003 was to increase the effective tax rate from 24.0 percent to 27.4 percent. Abbott anticipates that the effective tax rate for the last three months of 2003 will be approximately 24.0 percent. The effective tax rates, excluding the effect of these 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of tax exemptions in several taxing jurisdictions.

Spinoff of Abbott's Core Hospital Products Business

        In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business. The new company's business will include: medication delivery systems, such as electronic drug-delivery systems, infusion therapy and critical care products; generic injectable pharmaceuticals, including acute-care injectables and other generic anesthetics; and other businesses, including intensive care pharmaceuticals, as well as contract manufacturing. The new company, which is expected to be spun off by Abbott in the first half of 2004, will include most of Abbott's Hospital Products segment and portions of Abbott's International segment.

Liquidity and Capital Resources at September 30, 2003 Compared with December 31, 2002

        Net cash flow from operating activities for the first nine months 2003 totaled $3.1 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

        At September 30, 2003, Abbott had working capital of approximately $2.2 billion compared to working capital of approximately $2.1 billion at December 31, 2002.

        At September 30, 2003, Abbott's long-term debt rating was AA by Standard & Poor's. In October 2003, Moody's Investors Service lowered Abbott's long-term debt ratings (senior unsecured to A1 from Aa3) and confirmed Abbott's short-term Prime-1 rating. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

        In the fourth quarter of 2003, Abbott issued long-term yen denominated bonds in the amount of approximately $926 million that mature in 2007 through 2013. Proceeds from these bonds were used to pay off short-term yen denominated borrowings outstanding at September 30, 2003 in the amount of approximately $847 million. Accordingly, these short-term borrowings have been classified as long-term debt in the accompanying condensed consolidated balance sheet since these short-term borrowings were subsequently refinanced with long-term debt. In addition, in the second quarter 2003, Abbott established a U.S. dollar denominated credit facility of $750 million, which expires on December 31, 2004. Borrowings outstanding under this facility at September 30, 2003 were $500 million, which is due on December 31, 2004.

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

        Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott may issue up to $1.5 billion of securities in the future in the form of debt securities.

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock and Abbott purchased 10.6 million shares from this authorization in 2001 and 2000. Common stock purchases were temporarily suspended in January 2001, following Abbott's announced acquisition of the pharmaceutical business of BASF. In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market. During the first nine months 2003, Abbott purchased 2.7 million of its common shares at a cost of $98 million. As of September 30, 2003, an additional 11.7 million shares may be purchased in future periods under the September 2000 authorization by the Board of Directors.

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

PART I.    FINANCIAL INFORMATION

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2003, except as otherwise indicated) those described below.

        In its 2002 Form 10-K, Abbott reported that a number of prescription pharmaceutical pricing antitrust suits were brought in the mid-1990s on behalf of retail pharmacies in federal and state courts as purported class actions. The retail pharmacies allege that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. All of the federal cases were pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The court previously remanded the Sherman Act claims to their courts of original jurisdiction, and those claims were consolidated in the Eastern District of New York. One of the cases, Fullerton Drugs, is pending in the Northern District of Illinois. The remaining claims, including the Robinson-Patman Act claims, have been transferred to the Eastern District of New York.

        In its Form 10-Q for the second quarter of 2003, Abbott reported that four cases were pending in which Abbott sought to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®), including a case brought in May 2003 by Abbott against Andrx Corporation, Andrx Pharmaceuticals, Inc., and Andrx Pharmaceuticals, LLC (the "Andrx case"). As disclosed in the second quarter Form 10-Q, that case was consolidated with the case filed in April 2000 against the same parties. The parties have submitted a joint motion to voluntarily dismiss the previously filed Andrx case, which was based on an abbreviated new drug application to market a generic version of divalproex sodium. The Andrx case filed in May 2003 is proceeding.

        In its 2002 Form 10-K, Abbott reported that a number of antitrust cases are pending in federal court and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc., and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state and/or federal antitrust laws and, in some cases, unfair competition laws. In August 2003, an additional state court case was filed in the Circuit Court of Cook County, Illinois: Blue Cross/Blue Shield of Minnesota et al. v. Abbott Laboratories, et al. One of the previously reported state court cases, Schroeder, was dismissed with prejudice.

        In its 2002 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases, brought by private plaintiffs and State Attorneys General, generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. Cases are pending in both state and federal court. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Two additional federal court cases have been filed: County of Westchester, New York v. Abbott Laboratories, Inc. et al., filed August 18, 2003, in the United States District Court for the Southern District of New York; and County of Rockland, New York v. Abbott Laboratories, Inc., et al., filed September 10, 2003, in the United States District Court for the Southern District of New York. Transfers to MDL 1456 are pending for those cases. One additional state court case has been filed: Commonwealth of Kentucky v. Abbott Laboratories, filed on September 15, 2003 in the Circuit Court of Franklin County, Kentucky. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In its 2002 Form 10-K, Abbott reported that a number of cases have been brought against TAP Pharmaceutical Products, Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. In one previously reported state court case, Walker, the court certified a class of New Jersey plaintiffs. As previously reported, on March 12, 2003, a nationwide class was certified in the Clark case. In that case, the Illinois Fifth District Court of Appeals has denied defendants' appeal of the lower court's order certifying the nationwide class.

        In its 2002 Form 10-K, Abbott reported that a consolidated shareholder derivative complaint was pending in state court in the Circuit Court of Cook County, Illinois relating to the TAP settlement. The complaint includes the following cases: Zimmerman (filed October 4, 2001); Thierman (filed October 4, 2001); and Raftery (filed October 17, 2001). The case names Abbott's Board of Directors as of October 2001 as defendants and alleges the defendants breached their fiduciary duties by failing to take action to prevent improper marketing and pricing practices at TAP. The case has been stayed.

        In its Form 10-Q for the second quarter of 2003, Abbott reported that a number of cases were pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®). Abbott filed additional infringement lawsuits against the following previously named defendants based on a newly issued patent for fenofibrate: Ranbaxy, filed on August 22 in the U.S. District Court in New Jersey; Teva, filed on August 29 in the U.S. District Court in Delaware; Impax, filed on September 22 in the U.S. District Court in Delaware; and Cipher, filed on October 2 in the U.S. District Court in Puerto Rico.

        In its second quarter Form 10-Q, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. Some of the lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of September 30, 2003, there were a total of 289 lawsuits pending in which Abbott is a party. 96 cases were pending in federal court. 217 cases were pending in state court. 263 cases were brought by individual plaintiffs, and 25 cases were brought as actual or purported class action lawsuits. One case has been brought by the Attorney General for the State of West Virginia.

        In its Form 10-Q for the quarter ended June 30, 2003, Abbott disclosed that it had reached a settlement with the Department of Justice, each of the 50 states and the District of Columbia resolving all outstanding allegations by the government arising out of the industry-wide investigation of the enteral nutritional business by the U.S. Attorney's Office in the Southern District of Illinois. On October 27, 2003, the U.S. District Court for the Southern District of Illinois imposed the terms of the previously disclosed settlement. Abbott has paid the settlement amount of $614 million.

        In its Form 10-Q for the second quarter of 2003, Abbott reported that on June 27, 2003, Robert Corwin filed a shareholder derivative action against Abbott's current directors. The suit was filed in connection with the announcement that Abbott would take a $622 million charge in anticipation of settling the investigation by the U.S. Attorney's Office for the Southern District of Illinois. The suit alleges that the directors breached their fiduciary duties in failing to stop the alleged improper business practices in the enteral nutritional business. In August 2003, two additional shareholder derivative actions were filed by Adele Brody and Ted Gordon, that contained similar allegations and were filed in the Circuit Court of Cook County, Illinois. All three actions have been consolidated and are pending in the Circuit Court for Cook County, Illinois. Abbott and the directors deny all substantive allegations and intend to move to dismiss the cases.

        In its Form 10-Q for the second quarter of 2003, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademark Meridia®) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. As of September 30, 2003, 107 lawsuits were pending in which Abbott is a party. 98 cases were pending in federal court, and 7 cases were pending in state court. One case was pending in Canada and one case was pending in Italy. The federal court cases are being or have been transferred to the United States District Court for the Southern District of Ohio and are captioned In Re Meridia MDL No. 1481. On July 3, 2003, Mosbah v. Abbott, et al., was filed in the Circuit Court of Cook County, Illinois. On July 9, 2003, the Illinois Supreme Court ordered the consolidation of Mosbah with two of the previously reported state court cases, Killinger and Olinger. All three cases are now pending in the Circuit Court of the 19th Judicial Circuit, Lake County, Illinois.

        While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except with respect to the enteral nutritional investigation. Payment of the enteral nutritional settlement will be material to operating cash flows in the fourth quarter of 2003.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Incorporated by reference to the Exhibit Index included herewith.

  (b)
  Reports on Form 8-K

    On August 22, 2003, Abbott Laboratories filed a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced the spin-off of much of Abbott's core global hospital products business.

    On October 9, 2003, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott's results of operations for the third quarter of 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES
By:	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Senior Vice President, Finance and Chief Financial Officer

Date: November 10, 2003

EXHIBIT INDEX

Exhibit No.	Exhibit
12	Statement re: computation of ratio of earnings to fixed charges.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Cautionary Statement Regarding Forward-Looking Statements.

QuickLinks

Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Earnings (Unaudited) (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Condensed Consolidated Statement of Cash Flows (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Condensed Consolidated Balance Sheet (Unaudited) (dollars in thousands)
Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements September 30, 2003 (Unaudited)
    Business Combinations and Technology Acquisition
    Restructuring Charges (dollars in millions)
    Other (Income) expense, net
    Interest Expense
    Sale of Product Rights
    Taxes on Earnings
    Spinoff of Abbott's Core Hospital Products Business
    Liquidity and Capital Resources at September 30, 2003 Compared with December 31, 2002
    Legislative Issues
    Private Securities Litigation Reform Act of 1995—A Caution Concerning Forward-Looking Statements
  PART I. FINANCIAL INFORMATION
    Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
    Item 1. Legal Proceedings
    Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX