Form 10-K
period 2003-12-31
ABBOTT LABORATORIES
filed 2004-02-25
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [       ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes X     No

The aggregate market value of the 1,467,386,870 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2003), was approximately $64,212,849,400. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2004: 1,563,582,747.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 9, 2004.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has five reportable revenue segments: Pharmaceutical Products, Diagnostic Products, Hospital Products, Ross Products, and International. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc.

        In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business. The new company, Hospira, Inc., will own the worldwide core hospital products business historically conducted by Abbott including: medication delivery systems, such as electronic drug delivery systems and infusion therapy, and critical care devices; specialty injectable pharmaceuticals, including generic and proprietary products; and injectable pharmaceutical contract manufacturing. Hospira will include most of Abbott's Hospital Products segment and portions of Abbott's International segment. Abbott will retain all of its other pharmaceutical, diagnostic, and nutritionals businesses. In addition, Abbott is retaining the following businesses that have historically been part of Abbott's hospital products business: hospital operating room pharmaceuticals, proprietary hospital pharmaceuticals, pain management products, vascular devices and the orthopedic devices business. Hospira is expected to be spun off in the first half of 2004, pending final approval of the transaction by the Abbott Board of Directors. All of the shares of Hospira common stock will be distributed to Abbott shareholders on a pro rata basis.

Pharmaceutical Products

        The Pharmaceutical Products segment's products include a broad line of adult and pediatric pharmaceuticals which are sold primarily on the prescription or recommendation of physicians.

        The principal products included in the Pharmaceutical Products segment are:

  •
  Depakote®, an agent for the treatment of epilepsy, migraine, and bipolar disorder;

  •
  the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin® and Omnicef®, an oral cephalosporin antibiotic;

  •
  TriCor®, for the treatment of elevated triglycerides;

  •
  Synthroid®, for the treatment of hypothyroidism;

  •
  Mavik® and Tarka®, for the treatment of hypertension;

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

  •
  Meridia®, for the treatment of obesity;

  •
  the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection; and

  •
  Humira® for the treatment of rheumatoid arthritis.

In addition, through an agreement with Boehringer Ingelheim, the Pharmaceutical Products segment co-promotes and distributes Flomax® for the treatment of benign prostatic hyperplasia, Micardis® for the treatment of hypertension, and Mobic® for the treatment of arthritis.

        The Pharmaceutical Products segment markets its products in the United States and generally sells its products directly to wholesalers, government agencies, health care facilities and independent retailers from Abbott-owned distribution centers and public warehouses. This segment directs its primary marketing efforts toward securing the prescription of Abbott's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the Department of Veterans Affairs and the Department of Defense) are also important customers.

        Competition in the Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. The search for technological innovations in pharmaceutical products is a significant aspect of competition in this segment. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence in the Pharmaceutical Products segment, and price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

Diagnostic Products

        The Diagnostic Products segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, alternate-care testing sites and consumers. In the first quarter of 2004, Abbott acquired i-STAT Corporation, a leading manufacturer of point-of-care diagnostic systems for blood analysis. On January 13, 2004, Abbott and TheraSense, Inc. announced that the companies had entered into an agreement and plan of merger for Abbott to acquire all of the capital stock of TheraSense. TheraSense develops, manufactures and markets FreeStyle® blood glucose self-monitoring systems, and is a leader in developing systems that feature a very small sample size, rapid test results and less painful testing. The acquisition is subject to approval by regulatory agencies, satisfaction of customary closing conditions and approval by holders of a majority of TheraSense common stock.

        The principal products included in the Diagnostic Products segment are:

  •
  systems and reagents used to perform immunoassay tests, including Architect®, AxSYM®, IMx®, Abbott Quantum™, Commander®, Abbott PRISM®, TDx®, and TDxFlx®;

  •
  screening and diagnostic tests for hepatitis B, HTLV-I/II, hepatitis B core, and hepatitis C;

  •
  tests for detection of HIV antibodies and antigens, and other infectious disease detection systems, including Determine®;

  •
  tests for determining levels of abused drugs;

  •
  physiological diagnostic tests;

  •
  cancer monitoring tests, including tests for prostate specific antigen (PSA);

  •
  therapeutic drug monitoring tests;

  •
  fertility and pregnancy tests;

  •
  the Murex® line of microtiter-based immunoassay test kits;

  •
  the Vysis® product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit and the UroVysion™ bladder cancer recurrence kit;

  •
  clinical chemistry systems such as Architect® c8000®, Abbott Spectrum®, and Aeroset®;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series; and

  •
  the MediSense® product line of blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including Precision Xtra™, MediSense Optium™, Sof-Tact® (marketed in Europe as Soft-Sense®), Precision Q.I.D.®, MediSense II™, True Measure® strips, Precision Link® Direct, and Precision® Sure-Dose insulin syringes.

In addition, under its strategic alliance with Celera Diagnostics, a joint venture between the Applied Biosystems Group and the Celera Genomics Group of Applera Corporation, the Diagnostic Products segment develops, manufactures and markets a broad range of in vitro molecular diagnostic products for disease detection, disease progression monitoring and therapy selection. Through a sales and marketing agreement with Enfer Scientific Ltd., the Diagnostic Products segment also distributes diagnostic tests in Europe and Japan that are used to detect bovine spongiform encephalopathy (BSE) in cattle.

        The Diagnostic Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for people with diabetes are also sold over the counter to consumers.

        The Diagnostic Products segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefitted from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment's products are subject to restrictions on their sale in the United States. These restrictions are discussed in the section captioned "Regulation" on pages 8, 9 and 10.

Hospital Products

        The Hospital Products segment's products include acute care injectable drugs and systems, intravenous and irrigation solutions and electronic drug delivery systems, anesthesia, pain management, renal care, cardiovascular drugs and devices, and spinal fixation products. In the third quarter of 2003, Abbott acquired Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology. In the second quarter of 2003, Abbott acquired Spinal Concepts, Inc., a marketer of spinal fixation products used in the treatment of spinal disorders. In the second quarter of 2003, Abbott also acquired the assets of JOMED N.V.'s coronary and peripheral interventional business line.

        The principal products included in the Hospital Products segment are:

  •
  acute care injectable drugs and systems, including: (i) hospital injectables, such as Carpuject®, Corlopam®, and FirstChoice® generics, (ii) premixed intravenous drugs in various containers, and (iii) the ADD-Vantage® system;

  •
  intravenous and irrigation solutions and electronic drug delivery systems, including: (i) the Nutrimix® nutritional delivery system, (ii) intravenous solutions and related administration equipment sold as the LifeCare® line of products, (iii) irrigation solutions, (iv) LifeShield™ needleless products, (v) Venoset® products, (vi) parenteral nutritionals such as Aminosyn® and Liposyn®, (vii) Plum®, Omni-Flow®, GemStar®, and Abbott AIM® electronic drug delivery systems,

    (viii) patient-controlled analgesia systems, and (ix) Transpac® monitors and Opticath® and OptiQ™ advanced sensor catheters for hemodynamic monitoring;

  •
  anesthesia, including: (i) anesthetics, such as Pentothal®, Amidate®, Ultane®, isoflurane, enflurane and neuromuscular blockers, and (ii) Precedex® for sedation;

  •
  pain management, including products for pain, anxiety, and nausea associated with surgery;

  •
  renal care, including Calcijex® and Zemplar®, injectable agents for treatment of bone disease in hemodialysis patients;

  •
  cardiovascular drugs and devices, including: (i) Abbokinase®, a thrombolytic drug, (ii) coronary stents, (iii) Perclose A-T™ and Chito-Seal™ vessel closure products, and (iv) peripheral wires, catheters, and other specialty cardiac products; and

  •
  spinal fixation products including, Spinal Concepts Infix®, BacFix®, Pathfinder™, and Insight™ spinal orthopedic products.

        The Hospital Products segment's principal products also include venipuncture products and Faultless® rubber sundry products.

        The Hospital Products segment markets its products primarily in the United States. This segment's products are generally distributed from Abbott-owned distribution centers and public warehouses to wholesalers and directly to hospitals, integrated delivery networks, and other alternate site locations where patient care is delivered. The Hospital Products segment also develops and manufactures injectable pharmaceuticals for other companies.

        Products in the Hospital Products segment are subject to competition in long-term supply contracts, technological innovation, price, convenience of use, service, product performance, product potential for overall cost effectiveness and productivity gains, and product warranty provisions. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefitted from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

Ross Products

        The Ross Products segment's products include a broad line of pediatric and adult nutritionals. These products are sold primarily on the recommendation of physicians or other health care professionals. The Ross Products segment also includes specialty pharmaceuticals. In the third quarter of 2003, Abbott acquired ZonePerfect Nutrition Company, a marketer of healthy and nutritious products for active people.

        Principal products in the Ross Products segment include:

  •
  various forms of prepared infant formula, including Similac®Advance®, Similac®, Similac®2, Isomil® Advance®, Isomil®, Isomil®2, Alimentum®, and Similac® NeoSure®;

  •
  other adult and pediatric products, including Ensure®, Ensure Plus®, Ensure®High Protein, Jevity®, Glucerna®, Pulmocare®, ProSure®, PediaSure®, and Pedialyte®;

  •
  the pharmaceutical product, Survanta®; and

  •
  ZonePerfect® bars.

In addition, the Ross Products segment co-promotes Synagis®, for prevention of respiratory syncytial virus, under an agreement with MedImmune Inc., Xopenex®, for the treatment of respiratory disorders, under an agreement with Sepracor Inc., and Oxandrin®, for the promotion of anabolic activity (weight gain), under an agreement with Savient Pharmaceuticals, Inc.

        The Ross Products segment markets its products in the United States and generally sells nutritional products directly to retailers, wholesalers, health care facilities, and government agencies. In most cases, these products are distributed from Abbott-owned distribution centers or public warehouses. Currently, primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, nutritional products are also promoted through direct to consumer marketing efforts. Similac®Advance®, PediaSure®, Pedialyte®, Ensure®, and Glucerna® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers.

        The Ross Products segment's pharmaceutical products are generally marketed directly to physicians, health care facilities, and government agencies and sold through wholesalers. In most cases, they are distributed from Abbott-owned distribution centers or public warehouses. Primary marketing efforts for this segment's pharmaceutical products are directed at securing the prescription of these products by physicians.

        Competition for nutritional products in the Ross Products segment is generally other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, and availability of private label product forms. Competition for pharmaceutical products in the Ross Products segment is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

International

        The International segment's products include a broad line of hospital, pharmaceutical, and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

        The International segment's principal products include:

  •
  the anti-infectives clarithromycin, sold under the trademarks Biaxin®, Klacid® and Klaricid®, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®;

  •
  the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection;

  •
  Lupron®, also marketed as Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids;

  •
  Synthroid® for the treatment of hypothyroidism;

  •
  Humira® for the treatment of rheumatoid arthritis;

  •
  Ogastro®, also marketed as Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis;

  •
  various cardiovascular products, including Loftyl®, a vasoactive agent, Mavik® (also marketed as Goptin®), Isoptin® and Tarka® for the treatment of hypertension, Hytrin® (also marketed as Hitrin® and Flotrin®) used for the treatment of hypertension and benign prostatic hyperplasia and candesartan (sold under the trademarks Blopress® and Tiadyl®), an angiotension 2 antagonist;

  •
  Reductil® (also marketed as Reductyl™ and Reductal™) for the treatment of obesity;

  •
  various forms of infant formulas and follow-on formulas, including Similac®Advance®, Gain®, and Abbott Grow®;

  •
  various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®;

  •
  a broad line of hospital products, including the anesthesia products sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane and enflurane;

  •
  specialty injectables such as Calcijex® and Survanta®; and

  •
  electronic drug delivery systems sold in select international markets.

        The International segment's pharmaceutical and nutritional products are generally sold directly to government agencies, retailers, wholesalers, and health care facilities. In most cases, they are distributed from Abbott-owned distribution centers. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of Abbott's brand of products by physicians. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. The International segment's hospital products are generally distributed to wholesalers and directly to hospitals from distribution centers maintained by Abbott.

        Competition for the International segment's pharmaceutical products is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products. Competition for the segment's nutritional products is generally from other health care manufacturers and food companies. Nutritional products are subject to competition in price, scientific innovation, formulation, and promotional initiatives. The International segment's hospital products are subject to competition in technological innovation, price, convenience of use, product warranty provisions, service, product performance, long-term supply contracts, and product potential for overall cost effectiveness and productivity gains. Products in this segment can be subject to rapid product obsolescence. Although Abbott has benefitted from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Chemical Industries, Ltd. of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer and for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor. Its principal indications are for short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis.

        TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed for TAP from Abbott-owned distribution centers. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of TAP's brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

Competition is generally from other pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the availability of over-the-counter drugs or the substitution of generic drugs for the brand prescribed has increased competitive pressures.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 7. These, and various patents which expire during the period 2004 to 2023, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid® and Klaricid®), those related to divalproex sodium (which is sold under the trademark Depakote®), those related to lansoprazole (which is sold under the trademarks Prevacid® and Ogastro®), and those related to lopinavir/ritonavir (which is sold under the trademark Kaletra®), are material in relation to Abbott's business as a whole. In addition, the patents, licenses, and trademarks related to adalimumab (which is sold under the trademark Humira®) may become material. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. The original United States compound patents covering divalproex sodium will expire in 2008. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009. The original United States compound patents covering adalimumab will expire in 2016. The original United States compound patent covering lopinavir will expire in 2015. The original United States compound patents covering ritonavir will expire in 2013 and 2014. The original United States composition patent covering lopinavir/ritonavir will expire in 2016. Litigation involving Abbott's patents covering divalproex sodium is discussed in Legal Proceedings on pages 12 and 13.

        Although the expiration of a compound patent may lead to increased competition, in most cases Abbott owns or has a license to other patents that expire after the original compound patent related to particular formulations, uses, or processes for manufacturing the pharmaceutical. These other patents and Abbott's other intellectual property, along with such other factors as a competitor's need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Abbott to continue to maintain exclusivity or have other commercial advantages after the expiration of the original compound patent.

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

Research and Development

        Abbott spent $1,733,472,000 in 2003, $1,561,792,000 in 2002, and $1,577,552,000 in 2001 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2003 were approximately $17 million and $65 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $5 million and $70.7 million, respectively, in 2004.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 13 locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at two Abbott-owned sites, and is engaged in remediation at six other sites, in cooperation with the Environmental Protection Agency (EPA) or similar agencies.

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

Employees

        Abbott employed approximately 72,200 persons as of December 31, 2003.

Regulation

        In December 2003, after an inspection, FDA concluded that Abbott's Lake County, Illinois manufacturing operations for diagnostic products currently marketed in the United States were in substantial conformity with the FDA's Quality System Regulation. Abbott has started the process of reintroducing products that were removed from the market in 2000 as a result of a consent decree and of introducing new diagnostics products manufactured in Lake County, Illinois. Upon the FDA's review, product introductions will resume on a rolling basis. The consent decree was entered on November 4, 1999, in the United States District Court for the Northern District of Illinois, and settled issues with the United States government involving alleged noncompliance with the FDA's Quality System Regulation at Abbott's diagnostics manufacturing operations in Lake County, Illinois. The consent decree does not represent an admission by Abbott of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The decree, which has been amended from time to time, requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the FDA's Quality System Regulation. It allows for the continued manufacture and distribution of medically necessary diagnostic products made in Lake County, Illinois, such as certain assays for hepatitis, retrovirus, cardiovascular disease, cancer, thyroid disorders, fertility, drug monitoring, and congenital and respiratory conditions. The consent decree allows Abbott to export diagnostic products and components for sale and distribution outside the United States if they meet the export requirements of the Federal Food, Drug and Cosmetic Act. The consent decree does not affect Abbott's MediSense, i-STAT, hematology, Murex or Vysis products; the clinical chemistry products Abbott Spectrum® and Aeroset®; or any other Abbott divisions or their products.

        The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In 2004, a prescription drug benefit was added to the Medicare program providing eligible individuals with greater access to prescription drugs. While the overall impact on Abbott of this added benefit is unclear at this time, it is expected to be neutral, with any increase in volume likely to be offset by Federal and state governments' efforts to manage the costs of Medicare and Medicaid programs. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans and some states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

        In the United States, governmental cost-containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC client. States participating in WIC are required to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

        Governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees. The FDA imposes substantial fees on prescription drug manufacturers, including fees related to the submission of marketing applications. In addition, the FDA requires application fees for medical device products.

        Abbott expects debate to continue during 2004 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services.

        International operations are also subject to a significant degree of government regulation, including for example, international standards (such as those set by the International Organization for Standards), European Union Directives, and other country-specific rules and regulations. Many countries, directly or indirectly, through reimbursement limitations, control the selling price of most health care products. Furthermore, many developing countries limit the importation of raw materials and finished products. International regulations also have an impact on United States regulations.

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

INTERNET INFORMATION

        Copies of Abbott's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Abbott's investor relations website (www.abbottinvestor.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

        Abbott's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott's audit committee, compensation committee, and nominations and governance committee are all available on Abbott's investor relations website (www.abbottinvestor.com) or by sending a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 383, AP6D2, Abbott Park, Illinois 60064-6400, attn. Investor Relations.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2003, are listed below.

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products, Diagnostic Products, and Hospital Products
Abingdon, England*	Diagnostic Products
Altavista, Virginia	Ross Products
Ashland, Ohio	Hospital Products
Austin, Texas	Hospital Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Bedford, Massachusetts*	Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Dartford, England	Diagnostic Products
Delkenheim, Germany	Diagnostic Products
Granada, Spain	International
Haina*, San Cristobal, Dominican Republic	Hospital Products and Ross Products
Jayuya, Puerto Rico	Pharmaceutical Products
Irving, Texas	Diagnostic Products
Karachi, Pakistan	International
Katsuyama, Japan	International
Liscate, Italy	International
Ludwigshafen, Germany	International
Matsudo, Japan	International
McPherson, Kansas	Hospital Products
Mexico City, Mexico	International
Montreal, Canada	International
Morgan Hill, California	Hospital Products
North Chicago, Illinois	Pharmaceutical Products and Hospital Products
Queenborough, England	International
Redwood City, California*	Hospital Products
Rio de Janeiro, Brazil	International
Rocky Mount, North Carolina	Hospital Products
Salt Lake City, Utah	Hospital Products
San Jose, Costa Rica	Hospital Products
Santa Clara, California	Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland	Diagnostic Products and International
Sturgis, Michigan	Ross Products
St. Remy, France	International
Whippany, New Jersey	Pharmaceutical Products
Worcester, Massachusetts*	Pharmaceutical Products
Zwolle, The Netherlands	International

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in 6 other locations in the United States, including Puerto Rico. Outside the United States manufacturing facilities are located in 9 other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and generally are utilized at normal and acceptable levels.

        In the United States, including Puerto Rico, Abbott owns 15 distribution centers. Abbott also has 18 United States research and development facilities located at: Abbott Park, Illinois; Ashland, Ohio; Austin, Texas; Bedford, Massachusetts; Columbus, Ohio (two locations); Downers Grove, Illinois; Irving, Texas; Long Grove, Illinois; McPherson, Kansas; Morgan Hill, California; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; San Diego, California; Santa Clara, California; Sunnyvale, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Argentina, Germany, Ireland, Japan, The Netherlands, South Africa, Spain, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2004) those described below.

        In 2001, the United States District Court for the Northern District of Illinois dismissed the shareholder derivative suits filed in 1999 against Abbott's directors as of November 1999 and certain other former directors in connection with Abbott's consent decree with the FDA regarding Abbott's diagnostic manufacturing operations in Lake County, Illinois. The suits had been consolidated as In re: Abbott Laboratories Derivative Shareholder Litigation. The plaintiffs alleged that the directors breached their duty of care by failing to prevent Abbott's alleged regulatory noncompliance and sought unspecified damages from the directors. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. In March 2003, the Seventh Circuit reversed the District Court's dismissal. The case has been remanded and discovery is proceeding.

        In the mid-1990s, a number of prescription pharmaceutical pricing antitrust suits were brought on behalf of retail pharmacies in federal and state courts as purported class actions. The retail pharmacies allege that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. All of the federal cases were pending in the United States District Court for the Northern District of Illinois under the Multidistrict Litigation Rules as In re: Brand Name Prescription Drug Antitrust Litigation, MDL 997. The court previously remanded the Sherman Act claims to their courts of original jurisdiction, and those claims were consolidated in the Eastern District of New York. One of the cases, Fullerton Drugs, is pending in the Northern District of Illinois. The remaining claims, including the Robinson-Patman Act claims, have been transferred to the Eastern District of New York. Abbott has filed a response to each of the complaints denying all substantive allegations. Abbott has settled with Rite Aid, one of the two remaining plaintiff groups in the Eastern District of New York. An investigation is also being conducted into the same allegations by the Illinois Attorney General.

        Three cases are pending in which Abbott seeks to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In two of the cases, the United States District Court for the Northern District of Illinois granted Abbott's motions for summary judgment against TorPharm, a division of Apotex, Inc., ("TorPharm") and Alra Laboratories, Inc. ("Alra"), finding that TorPharm and Alra's proposed products infringed Abbott's patents. TorPharm and Alra appealed these decisions to the

Federal Circuit Court of Appeals. In August 2002, the Court of Appeals affirmed, in part, and reversed, in part, the lower court's decision in TorPharm, and remanded the issue of infringement to the lower court. In March 2003, the Court of Appeals issued an order in Alra providing that the appeal would not be resolved on the merits and remanding the case to the lower court for a determination as to whether the lower court's judgment should stand or be vacated. The third case was brought in May 2003 against Andrx Corporation, Andrx Pharmaceuticals, Inc., and Andrx Pharmaceuticals, LLC ("Andrx") in the United States District Court for the Southern District of Florida after Andrx submitted a Section 505(b)(2) NDA for a product described as sodium valproate tablets. That case was consolidated with a case Abbott filed in April 2000 against the same parties. The parties have agreed to dismiss the earlier case.

        A number of antitrust cases were pending in federal court (including a case filed by the Attorneys General of the States of Colorado, Florida and Kansas) and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc. and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In re: Terazosin Hydrochloride, MDL No. 1317. Cases are also pending in six state courts. Two of the state court cases, Asher and New Utrecht Pharmacy and Lisanti (both filed in 1999 in the Supreme Court of the State of New York, County of New York), were consolidated and are stayed pending the resolution of MDL No. 1317. The other state cases are: State of West Virginia, filed in October 2001 in the Circuit Court in Wyoming County, West Virginia; Daniels, filed in May 2000 in Superior Court in Orange County, California (stayed pending resolution of MDL No. 1317); Hopper, filed in October 2001 in the Superior Court in Pitt County, North Carolina; and Blue Cross/Blue Shield of Minnesota et al. v. Abbott Laboratories, et al., filed in August 2003 in the Circuit Court of Cook County, Illinois. Abbott has filed or intends to file a response to each complaint denying all substantive allegations. The state of New York, Office of the Attorney General, is conducting an investigation into this matter.

        A number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases brought by private plaintiffs and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following two previously reported cases have now been transferred to MDL 1456: International Union of Operating Engineers Local No. 68 Welfare Fund and County of Rockland, New York. Cases are also pending in five state courts: Swanston, filed in March 2002 in the Superior Court for the State of Arizona, Maricopa County; State of West Virginia ex rel. Darrell V. McGraw, Jr., Attorney General, filed in October 2001 in the Circuit Court of the State of West Virginia, Kanawha County; Peralta, a minor by and through his Guardian ad Litem, Filamena Iberia, filed in October 2001 in the Superior Court for the State of California, Los Angeles County; State of Nevada, filed in January 2002 in the Second Judicial District Court in Washoe County, Nevada; and Commonwealth of Kentucky ex rel. Albert B. Chandler III, Attorney General, filed in September 2003 in the Circuit Court of Franklin County, Kentucky. Abbott has filed or intends to file a response in each case denying all substantive allegations.

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

        A number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. The previously reported federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Lupron® Marketing and Sales Practices Litigation, MDL 1430, and include (a) a Consolidated Class Action Complaint brought on behalf of all persons or entities who paid for Lupron® at a price calculated by reference to the published Average Wholesale Price from January 1, 1991 through the present, (b) Empire Healthchoice, Inc., et al., v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd., filed in June 2002 in the United States District Court in Massachusetts, and (c) Cobalt Corporation v. Abbott Laboratories Inc., Takeda Chemical Industries Ltd. and TAP Pharmaceutical Products Inc., filed in August 2002 in the United States District Court in Massachusetts.

        Cases are also pending in various state courts, and have been brought as purported class actions or representative actions on behalf of individuals and/or insurance plans that paid any portion of the twenty percent co-payment cost under Medicare for Lupron® based on the published Average Wholesale Price (or, in some instances, any portion of the cost for Lupron®) and seek treble damages, and other relief. The cases allege that TAP reported false pricing information in connection with Lupron®. The state cases are: Campbell-Hubbard, filed in June 2001 in the Superior Court for San Francisco County, California; Clark, filed in July 2001 in the Circuit Court of the First Judicial District, Williamson County, Illinois; Walker, filed in October 2001 in the Superior Court of New Jersey, Cape May County; Farris, filed in December 2001 in the Superior Court for San Francisco, California; Stetser, filed in December 2001 in the Superior Court, New Hanover County, North Carolina; Benoit, filed in February 2002 in the District Court of Jefferson County, Texas; and Grass, filed in September 2002 in the District Court of Jefferson County, Texas. Nationwide classes have been certified in the Clark and Stetser cases. A New Jersey state class has been certified in the Walker case. Abbott and TAP have filed or intend to file a response in each case denying all substantive allegations.

        A consolidated shareholder derivative complaint is pending in state court in the Circuit Court of Cook County, Illinois relating to the TAP settlement. The complaint includes the following cases: Zimmerman (filed October 4, 2001); Thierman (filed October 4, 2001); and Raftery (filed October 17, 2001). The case names Abbott's Board of Directors as of October 2001 as defendants and alleges the defendants breached their fiduciary duties by failing to take action to prevent improper marketing and pricing practices at TAP. The plaintiffs request damages, a return of salaries, reimbursement of their legal fees and costs, and various forms of other relief from these directors on behalf of Abbott. The case has been stayed.

        Five cases are pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®). Cases are pending against the following companies: Teva Pharmaceutical Industries, in the United States District Court in Delaware; IMPAX Laboratories, in the United States District Court in Delaware; Par Pharmaceuticals, in the United States District Court in New Jersey; Ranbaxy Laboratories, in the United States District Court in New Jersey; and Cipher Pharmaceuticals, in the United States District Court in Puerto Rico. Each of the lawsuits involve patents covering Abbott's tablet product.

        Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of December 31, 2003, there are a total of 306 lawsuits pending in which Abbott is a party. 51 cases are pending in federal court; 255 cases are pending in state court. 281 cases are brought by individual plaintiffs, and 25 cases are brought as purported class action lawsuits. One case has been brought by the Attorney General for the state of West Virginia. A class of Ohio plaintiffs was certified in the case Howland v. Purdue Pharma, L.P. et al., Butler County Court of Common Pleas. The Ohio Court of Appeals affirmed certification. Abbott and Purdue have appealed this decision to the Ohio Supreme Court.

        The U.S. Attorney's Office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. In 2003, Abbott reached a settlement with the Department of Justice, each of the 50 states and the District of Columbia resolving all outstanding allegations by the government. On October 27, 2003, the U.S. District Court for the Southern District of Illinois imposed the terms of the settlement. As part of the settlement, Abbott entered into a Corporate Integrity Agreement with the Office of Inspector General for the U.S. Department of Health and Human Services. Abbott has paid the settlement amount of approximately $614 million.

        On June 27, 2003, Robert Corwin filed a shareholder derivative action in the Circuit Court of Cook County, Illinois, against Abbott's current directors. The suit was filed in connection with the resolution of the enteral nutritional investigation. The suit alleges that the directors breached their fiduciary duties in failing to stop the alleged improper business practices in the enteral nutritional business. In August 2003, two additional shareholder derivative actions were filed by Adele Brody and Ted Gordon, that contained similar allegations and were filed in the Circuit Court of Cook County, Illinois. All three actions have been consolidated and are pending in the Circuit Court of Cook County, Illinois. In January 2004, Dennis MacCoumber filed an additional shareholder derivative action related to the enteral nutritional settlement in the United States District Court for the Northern District of Illinois. The suits seek compensatory damages, return of salaries, attorneys fees and other forms of relief. Abbott and the directors deny all substantive allegations and intend to move to dismiss the cases.

        Abbott is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademark Meridia®) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. As of December 31, 2003, 115 lawsuits were pending in which Abbott is a party. 107 cases are being or have been transferred to the United States District Court for the Southern District of Ohio and are captioned, In Re Meridia MDL No. 1481. One case is pending in Canada: Mandel, et al. v. Abbott, filed in June 2002 in the Ontario Superior Court of Justice, Toronto, Canada. In November 2003, Casartelli v. Abbott, et al., filed in June 2003 in the Civil Court of Monza, Italy, was dismissed for lack of jurisdiction. Six cases are pending in state court: Barley, filed in October 2002, pending in the Circuit Court of Jefferson County, Alabama; Killinger, filed in November 2002 in the Circuit Court in Lake County, Illinois; Mosbah, filed in July 2003 in the Circuit Court, Cook County, Illinois; Olinger, filed in January 2003, in the Circuit Court, Madison County, Illinois; Titus, filed in October 2002 in the District Court of Nueces County, Texas; and Watson, filed in July 2002 in the District Court, Parish of East Baron Rouge, Louisiana. In July 2003, the Illinois Supreme Court ordered the consolidation of Olinger and Mosbah with Killinger. All three cases are now pending in the Circuit Court in Lake County, Illinois. One of the previously reported state court cases, Bracero, was dismissed in November 2003.

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

        Current corporate officers, and their ages as of February 24, 2004, are listed below. The officers' principal occupations and employment from January 1999 to February 24, 2004 and the dates of their first election as officers of Abbott are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White*, 48

        1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

        1999 — Executive Vice President and Director.

        Elected Corporate Officer — 1993.

Richard A. Gonzalez*, 50

        2001 to present — President and Chief Operating Officer, Medical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Medical Products.

        1999 to 2000 — Senior Vice President, Hospital Products.

        Elected Corporate Officer — 1995.

Jeffrey M. Leiden*, 48

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

        2000 to 2001 — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

        2000 — Senior Vice President, Chief Scientific Officer and Director.

        1999 to 2000 — Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School.

        1999 — Frederick H. Rawson Professor of Medicine and Pathology and Chief of the Section of Cardiology, University of Chicago.

        Elected Corporate Officer — 2000.

Richard W. Ashley*, 60

        2004 to present — Executive Vice President, Corporate Development.

        1999 to 2003 — Senior Director, McKinsey and Company (a management consulting firm).

        Elected Corporate Officer — 2004.

Jose M. de Lasa*, 62

        2004 to present — Executive Vice President and General Counsel.

        2003 to 2004 — Senior Vice President and General Counsel.

        1999 to 2003 — Senior Vice President, Secretary and General Counsel.

        Elected Corporate Officer — 1994.

Thomas C. Freyman*, 49

        2004 to present — Executive Vice President, Finance and Chief Financial Officer.

        2001 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

        1999 to 2001 — Vice President, Hospital Products Controller.

        1999 — Vice President and Treasurer.

        Elected Corporate Officer — 1991.

Christopher B. Begley*, 51

        2000 to present — Senior Vice President, Hospital Products.

        1999 to 2000 — Senior Vice President, Chemical and Agricultural Products.

        1999 — Vice President, Abbott HealthSystems.

        Elected Corporate Officer — 1993.

William G. Dempsey*, 52

        2003 to present — Senior Vice President, Pharmaceutical Operations.

        1999 to 2003 — Senior Vice President, International Operations.

        1999 — Senior Vice President, Chemical and Agricultural Products.

        Elected Corporate Officer — 1996.

Guillermo A. Herrera*, 50

        2003 to present — Senior Vice President, International Operations.

        2001 to 2003 — Vice President, European Operations.

        1999 to 2001 — Vice President, Latin America and Canada Operations.

        Elected Corporate Officer — 1996.

Gary E. McCullough*, 45

        2003 to present — Senior Vice President, Ross Products.

        2000 to 2003 — Senior Vice President—Americas, Wm. Wrigley Jr. Company (a manufacturer and marketer of quality confectionery products, primarily chewing gum).

        1999 to 2000 — General Manager, Home Care Category, North America, Procter and Gamble Company (a manufacturer and marketer of a broad range of consumer products).

        Elected Corporate Officer — 2003.

Joseph M. Nemmers Jr.*, 49

        2003 to present — Senior Vice President, Diagnostic Operations.

        2002 to 2003 — Vice President, Global Commercial Operations, Diagnostic Products.

        2001 to 2002 — Vice President, Hospital Products Business Sector.

        2001 — Divisional Vice President, Acquisition Integration Management, International Division.

        1999 to 2001 — Vice President and Executive Director, Clara Abbott Foundation.

        1999 — Director, Marketing & Sales Services, Pharmaceutical Products Division.

        Elected Corporate Officer — 2001.

Thomas M. Wascoe*, 57

        1999 to present — Senior Vice President, Human Resources.

        1999 — Divisional Vice President, Human Resources, Diagnostic Products.

        Elected Corporate Officer — 1999.

Lance B. Wyatt*, 59

        2003 to present — Senior Vice President, Global Pharmaceutical Manufacturing.

        2000 to 2003 — Senior Vice President, Specialty Products.

        1999 to 2000 — Vice President, Corporate Engineering.

        Elected Corporate Officer — 1995.

John Arnott, 43

        2002 to present — Vice President, Hospital Products Business Sector.

        2002 — Divisional Vice President and Regional Director, Europe, Abbott International Division.

        2000 to 2002 — Divisional Vice President, Marketing and Business Development, Abbott International Division.

        1999 to 2000 — General Manager, Netherlands, Abbott International Division.

        Elected Corporate Officer — 2002.

Catherine V. Babington, 51

        1999 to present — Vice President, Investor Relations and Public Affairs.

        Elected Corporate Officer — 1995.

Michael G. Beatrice, 56

        1999 to present — Vice President, Corporate Regulatory and Quality Science.

        1999 — Executive Vice President and General Manager, Quintiles Strategic Product Development Consulting Services (global regulatory and quality systems consultation service organization).

        Elected Corporate Officer — 1999.

Jeffrey R. Binder, 40

        2004 to present — Vice President and President, Spinal Concepts.

        2003 to 2004 — President, Spinal Concepts.

        2000 to 2003 — President and CEO, Spinal Concepts, Inc. (innovator in spinal fixation technology).

        1999 to 2000 — President, De Puy Orthopedics, Inc. (manufacturer of orthopedic products).

        Elected Corporate Officer — 2004.

Olivier Bohuon, 45

        2003 to present — Vice President, European Operations.

        1999 to 2003 — Senior Vice President, Director, European Commercial Operations, Glaxo Smith Kline (a research based pharmaceutical and healthcare company).

        Elected Corporate Officer — 2003.

Charles M. Brock, 62

        2003 to present — Vice President and Chief Ethics and Compliance Officer.

        2000 to 2003 — Chief Ethics and Compliance Officer.

        1999 to 2000 — Divisional Vice President, Associate General Counsel, International Legal Operations, and Assistant Secretary.

        Elected Corporate Officer — 2003.

William E. Brown, III, 49

        2002 to present — Vice President, Diagnostic Assays and Systems Development.

        2002 — Divisional Vice President, Immunoassay Development, Diagnostic Products.

        1999 to 2002 — Divisional Vice President, Validation Initiative, Diagnostic Products.

        1999 — Divisional Vice President, Chemistry and Immunodiagnostics, Diagnostic Products.

        1999 — Divisional Vice President, Instrument Manufacturing and Site Operations, Dallas, Diagnostic Products.

        Elected Corporate Officer — 2002.

Douglas C. Bryant, 46

        2003 to present — Vice President, Global Commercial Operations.

        2002 to 2003 — Vice President, Diagnostic Commercial Operations, Europe, Africa and Middle East.

        1999 to 2002 — Vice President, Diagnostic Operations, Asia and Pacific.

        Elected Corporate Officer — 1998.

Thomas F. Chen, 54

        1999 to present — Vice President, Pacific, Asia, and Africa Operations.

        Elected Corporate Officer — 1998.

Michael J. Collins, 47

        2001 to present — Vice President, Diagnostic Operations, U.S.

        1999 to 2001 — Divisional Vice President and General Manager, MediSense Operations.

        Elected Corporate Officer — 2001.

Jaime Contreras, 47

        2004 to present — Vice President, Diagnostic Commercial Operations, Europe, Africa and Middle East.

        2003 to 2004 — Vice President, Diagnostic Commercial Operations, Latin America.

        2001 to 2003 — Divisional Vice President and General Manager, Latin America, Diagnostic Products.

        1999 to 2001 — General Manager, Spain and Portugal, Diagnostic Products.

        Elected Corporate Officer — 2003.

Thomas J. Dee, 40

        2002 to present — Vice President, Internal Audit.

        2001 to 2002 — Europe Area Finance Director, Abbott International Division.

        2001 — Director, Acquisition Integration Management, Abbott International Division.

        2000 to 2001 — Controller, Manufacturing Operations, Pharmaceutical Products.

        1999 to 2000 — Director, International Audit, Corporate Audit.

        Elected Corporate Officer — 2002.

Edward J. Fiorentino, 45

        2003 to present — Vice President and President, MediSense Products.

        2001 to 2003 — Vice President, MediSense Products.

        1999 to 2001 — Vice President, Pharmaceutical Products, Marketing and Sales.

        Elected Corporate Officer — 1998.

Stephen R. Fussell, 46

        1999 to present — Vice President, Compensation and Development.

        1999 — Divisional Vice President, Compensation and Benefits.

        Elected Corporate Officer — 1999.

Mark F. Gorman, 46

        2002 to present — Vice President, Ross Products, Medical Nutritionals.

        2001 to 2002 — Divisional Vice President, Europe, Abbott International Division.

        2000 to 2001 — Divisional Vice President, Japan, Abbott International Division.

        1999 to 2000 — Affiliate General Manager, Puerto Rico, Abbott International Division.

        Elected Corporate Officer — 2002.

Robert B. Hance, 44

        2003 to present — Vice President and President, Vascular Devices.

        2002 to 2003 — Vice President, Vascular Devices.

        1999 to 2002 — Vice President, Diagnostic Operations, Europe, Africa and Middle East.

        1999 — Divisional Vice President, European Region, Diagnostic Products.

        Elected Corporate Officer — 1999.

Terrence C. Kearney, 49

        2003 to present — Vice President and Treasurer.

        2002 to 2003 — Vice President and Treasurer/Interim Vice President and Controller, Diagnostic Products.

        2001 to 2002 — Vice President and Treasurer.

        1999 to 2001 — Divisional Vice President and Controller, Abbott International Division.

        Elected Corporate Officer — 2001.

James J. Koziarz, 55

        2002 to present — Vice President, Hepatitis/Retrovirus Research and Development and Assay Technical Support, Diagnostic Products.

        1999 to 2002 — Vice President, Diagnostic Products Research and Development.

        Elected Corporate Officer — 1993.

John C. Landgraf, 51

        2003 to present — Vice President, Quality Assurance and Compliance, Medical Products Group.

        2002 to 2003 — Vice President, Operations, Diagnostic Products.

        2000 to 2002 — Vice President, Corporate Engineering.

        1999 to 2000 — Divisional Vice President, Manufacturing, Abbott International Division.

        Elected Corporate Officer — 2000.

Elaine R. Leavenworth, 45

        2002 to present — Vice President, Government Affairs.

        2001 to 2002 — Vice President, Washington Government Affairs.

        1999 to 2001 — Vice President, Abbott HealthSystems.

        1999 — Divisional Vice President, Licensing and New Business Development, Abbott International Division.

        Elected Corporate Officer — 1999.

Gerald Lema, 43

        2002 to present — Vice President, Diagnostic Commercial Operations, Asia and Pacific.

        1999 to 2002 — Divisional Vice President, Europe, Africa and Middle East, Diagnostic Products.

        1999 — Affiliate General Manager, Turkey, Abbott International Division.

        Elected Corporate Officer — 2002.

John M. Leonard, 46

        2001 to present — Vice President, Global Pharmaceutical Development.

        1999 to 2001 — Vice President, Pharmaceutical Development.

        1999 — Divisional Vice President, Pharmaceutical Development, Pharmaceutical Products Research and Development.

        Elected Corporate Officer — 1999.

Holger Liepmann, 52

        2001 to present — Vice President, Japan Operations, Abbott International Division.

        1999 to 2001 — Divisional Vice President and Regional Director, Europe.

        1999 — General Manager, Abbott Spain.

        Elected Corporate Officer — 2001.

Greg W. Linder*, 47

        2001 to present — Vice President and Controller.

        1999 to 2001 — Vice President and Treasurer.

        1999 — Divisional Vice President and Controller, Hospital Products.

        Elected Corporate Officer — 1999.

Richard J. Marasco, 47

        2001 to present — Vice President, Ross Products, Pediatrics.

        1999 to 2001 — Divisional Vice President and General Manager, Neuroscience, Pharmaceutical Products Division.

        1999 — Regional Manager, Middle East, Africa, Turkey.

        Elected Corporate Officer — 2001.

Heather L. Mason, 43

        2001 to present — Vice President, Pharmaceutical Products, Specialty Operations.

        2001 — Divisional Vice President and General Manager Diabetes/Metabolics, Pharmaceutical Products Division.

        2000 to 2001 — Divisional Vice President, Oncology and Managed Healthcare, Pharmaceutical Products Division.

        1999 to 2000 — Divisional Vice President, Managed Healthcare, Pharmaceutical Products Division.

        Elected Corporate Officer — 2001.

P. Loreen Mershimer, 49

        2001 to present — Vice President, Hospital Products Business Sector.

        1999 to 2001 — Divisional Vice President, Hospital Business Systems.

        Elected Corporate Officer — 2001.

Edward L. Michael, 47

        2003 to present — Vice President and President, Molecular Diagnostics.

        2002 to 2003 — Vice President Immunoassay/Clinical Chemistry, Diagnostic Products.

        1999 to 2002 — Vice President, Diagnostic Assays and Systems.

        1999 — Vice President, Diagnostic Operations, Europe, Africa, and Middle East.

        Elected Corporate Officer — 1997.

Karen L. Miller, 50

        2000 to present — Vice President, Information Technology.

        1999 to 2000 — Divisional Vice President, Information Systems, Diagnostic Products.

        Elected Corporate Officer — 2000.

Sean E. Murphy, 51

        2002 to present — Vice President, Global Licensing/New Business Development.

        2001 to 2002 — Divisional Vice President, Global Licensing, New Business Development, Corporate Division, Global Medical Products.

        2000 to 2001 — Divisional Vice President and General Manager, Perclose, Hospital Products Division.

        1999 to 2000 — Divisional Vice President, New Business Development, Hospital Products Division.

        Elected Corporate Officer — 2002.

Daniel W. Norbeck, 45

        2001 to present — Vice President, Global Pharmaceutical Discovery.

        1999 to 2001 — Vice President, Pharmaceutical Discovery.

        1999 — Divisional Vice President, Discovery, Pharmaceutical Products Research and Development.

        Elected Corporate Officer — 1999.

Edward A. Ogunro, 51

        1999 to present — Vice President, Hospital Products Research and Development, Medical and Regulatory Affairs.

        1999 — Divisional Vice President, Immunodiagnostics and Chemistry, Diagnostic Products.

        Elected Corporate Officer — 1999.

Stafford O'Kelly, 42

        2004 to present — Vice President, Latin America and Canada.

        2001 to 2004 — Divisional Vice President and Controller, Abbott International Division.

        1999 to 2001 — Divisional Vice President and Controller, Ross Products Division.

        1999 — Divisional Vice President and Controller, TAP Pharmaceutical Products Inc.

        1999 — Controller, TAP Pharmaceutical Products Inc.

        Elected Corporate Officer — 2004.

Laura J. Schumacher, 40

        2003 to present — Vice President, Secretary and Deputy General Counsel.

        2000 to 2003 — Divisional Vice President, Litigation.

        1999 — Senior Counsel, Litigation.

        Elected Corporate Officer — 2003.

AJ J. Shoultz, 48

        2003 to present — Vice President, Taxes.

        2000 to 2003 — Corporate Vice President, Taxes, Pharmacia Corporation (a developer, manufacturer, and seller of pharmaceutical products).

        1999 to 2000 — Vice President, Taxes, Monsanto Corporation (a provider of agricultural products and solutions).

        Elected Corporate Officer — 2003.

Mary T. Szela, 40

        2001 to present — Vice President, Pharmaceutical Products, Primary Care Operations.

        2001 — Vice President, Hospital Products Business Sector.

        1999 to 2001 — Divisional Vice President, Hospital Products Business Sector.

        Elected Corporate Officer — 2001.

James L. Tyree, 50

        2001 to present — Vice President, Global Licensing/New Business Development.

        2000 to 2001 — Divisional Vice President, Licensing/New Business Development.

        1999 to 2000 — Divisional Vice President and General Manager, Abbott International Division.

        Elected Corporate Officer — 2001.

Steven J. Weger Jr., 59

        1999 to present — Vice President, Corporate Planning and Development.

        Elected Corporate Officer — 1996.

Susan M. Widner, 47

        2001 to present — Vice President, Abbott HealthSystems.

        1999 to 2001 — Vice President, Diagnostic Operations, U.S. and Canada.

        Elected Corporate Officer — 1998.

*
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

	Market Price Per Share
	2003		2002
	high	low	high	low
First Quarter	40.85	33.75	58.00	51.40
Second Quarter	46.94	37.57	55.23	35.25
Third Quarter	45.09	37.65	43.85	29.80
Fourth Quarter	47.15	39.95	46.08	36.26

        Market prices are as reported by the New York Stock Exchange composite transaction reporting system.

Shareholders

        There were 91,212 shareholders of record of Abbott common shares as of December 31, 2003.

Dividends

        Quarterly dividends of $.245 per share and $.235 per share were declared on common shares in 2003 and 2002, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2003	2002	2001		2000	1999
	(dollars in millions, except per share data)
Net sales(a)	$19,680.6	$17,684.7	$16,285.2		$13,745.9	$13,177.6
Net earnings	2,753.2	2,793.7	1,550.4	(b)	2,786.0	2,445.8
Basic earnings per common share	1.76	1.79	1.00	(b)	1.80	1.59
Diluted earnings per common share	1.75	1.78	0.99	(b)	1.78	1.57
Total assets	26,715.3	24,259.1	23,296.4		15,283.3	14,471.0
Long-term debt	3,452.3	4,274.0	4,335.5		1,076.4	1,336.8
Cash dividends declared per common share	0.98	0.94	0.84		0.76	0.68
(a)
In August 2003, Abbott announced a plan to create a separate publicly traded company, Hospira, Inc., for its existing core hospital products business. Annual sales of Hospira are approximately $2.4 billion. Subsequent to the spin-off the historical results of Hospira will be presented as discontinued operations. Hospira is expected to be spun off in the first half of 2004, pending final approval of the transaction by the Abbott Board of Directors.

(b)
In 2001, Abbott recorded a pre-tax charge of $1,330 for acquired in-process research and development related to acquisitions of the pharmaceutical business of BASF and of Vysis, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products manufactured in Abbott facilities and sold to customers under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales. Abbott's primary products are prescription pharmaceuticals, diagnostic testing products, nutritional and hospital products.

        Acquisitions, regulatory issues, and legal issues have impacted Abbott's sales, costs and financial position over the last three years.

        In 2001, Abbott acquired the Knoll pharmaceutical business from BASF for $7.2 billion and financed the purchase with debt. The Knoll business increased the scale of Abbott's pharmaceutical business, and added significant commercial and research and development capabilities. Also, during the last three years, Abbott financed with debt and cash the acquisitions of several businesses and technologies targeted to deliver sales growth. As a result of these acquisitions, Abbott recorded goodwill and intangibles of $7.0 billion, net of amortization, and acquired in-process research and development of $1.5 billion.

        A portion of Abbott's diagnostic business was subject to product distribution restrictions due to a regulatory review in 1999, and net sales and costs were impacted in this segment as a result of these restrictions. In late 2003, Abbott was informed that it may now distribute the products that were impacted by these restrictions. Also, in 2003, Abbott settled its portion of an industry-wide investigation of the enteral nutritional business for $614 million.

        Abbott's short- and long-term debt totaled $5.9 billion at December 31, 2003, largely reflecting the acquisitions described above. Abbott has two acquisitions pending with aggregate purchase amounts of $1.6 billion, which will be financed through a combination of operating cash flow, domestic commercial paper borrowings and long-term debt. At December 31, 2003, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service.

        In 2003, Abbott announced that it would distribute the shares of its core hospital products business, Hospira, Inc., to Abbott shareholders in a tax-free spin-off. The Hospira business is comprised of a large portion of the Hospital Products segment and a small portion of the International segment. Annual sales of Hospira are approximately $2.4 billion. Subsequent to the spin-off, the historical results of Hospira will be presented as discontinued operations. The distribution is expected to occur in the first half of 2004.

        In 2004, Abbott will focus on several key initiatives. In the Pharmaceutical Products Group, which includes the Pharmaceutical Products and International segments, Abbott's penetration of the rheumatoid arthritis market will continue with the global launch of Humira; Abbott expects worldwide sales of Humira to exceed $700 million in 2004. Pharmaceutical research and development efforts will continue to be focused in five therapeutic areas with a significant portion of the development expenditures allocated to new Humira indications. Abbott is also realigning its pharmaceutical manufacturing operations under a global structure to create a world-class supply chain that better aligns the commercial, research and manufacturing organizations.

        In the Medical Products Group, which includes the Diagnostic Products, Hospital Products and Ross Products segments, the Hospira spin-off is projected to take place in the first half of 2004. In 2003, the focus within the Medical Products Group was on repositioning the various businesses for higher growth. The focus in 2004 will be on executing the major initiatives already under way, including increasing the consumer presence of the Ross nutritional business, integrating recent acquisitions, and positioning the vascular, molecular and blood glucose monitoring businesses to deliver strong sales growth. Also in 2004, following the successful inspection of the Lake County diagnostic facility, stabilization and re-acceleration of sales growth in the immunoassay business is expected to be accomplished through focus on near-term product launches and commercial execution.

Critical Accounting Policies

        Litigation  —  Abbott accounts for litigation losses in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. For its legal proceedings and environmental exposures, Abbott estimates the range of possible loss to be from approximately $125 million to $200 million. Abbott has recorded reserves of approximately $140 million for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by SFAS No. 5.

        Sales Rebates  —  A large part of Abbott's domestic businesses sell products to distributors who resell the products to the end customers. Abbott must provide rebates to members of buying groups who purchase from Abbott's distributors, to distributors that sell to their customers at prices determined under a contract between Abbott and the customer, or to state agencies, which administer various programs such as the federal Medicaid and Medicare programs and the Special Supplemental Food Program for Women, Infants, and Children (WIC). Rebate amounts are usually based upon the volume of purchases or by reference to a specific price for a product. Factors that complicate the rebate calculations are identification of which products have been sold subject to a rebate, which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from three to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to recorded reserves for changes in trends and terms of rebate programs. Rebates charged against gross sales in 2003 amounted to approximately $2.6 billion, or 28.3 percent, based on gross sales of approximately $9.2 billion. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales and operating income by approximately $92 million.

        Income Taxes  —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. The company employs internal and external tax professionals to minimize audit adjustment amounts where possible. As part of Abbott's calculation of the provision for taxes on earnings, Abbott records the amount that it expects to incur as a result of audits. In the United States, Abbott's income tax returns for years after 1992 are open.

        Pension and Post-Employment Benefits  —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations and costs under these programs. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 5 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. In 2003 and 2002, Abbott recorded minimum pension liability adjustments of $155 million and $343 million, respectively, because the accumulated benefit obligations for certain domestic and international defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $99 million and $203 million, net of taxes, in 2003 and 2002, respectively. The weighted average discount rate used at December 31, 2003 for determining the accumulated benefit obligations for defined benefit plans whose accumulated benefit obligations were in excess of plan assets was 5.9 percent. A one-percentage point reduction in the discount rate at December 31, 2003 would result in an increase in the minimum pension liability adjustments and an increase in the charge to Accumulated other comprehensive income (loss) of approximately $780 million and $500 million, respectively.

        Valuation of Intangible Assets  —  Abbott has acquired and continues to acquire significant intangible assets that Abbott values and records. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field, and valuations are usually based on a discounted cash flow analysis. Abbott uses a discounted cash flow model to value acquired intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. During the last three years, the increase in acquired intangible assets, net of amortization, and goodwill amounted to approximately $3.2 billion and $3.8 billion, respectively. Amortization of intangible assets amounted to approximately $363 million in 2003.

Results of Operations

Sales

        The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2003 vs. 2002	11.3	1.0	6.8	3.5
2002 vs. 2001	8.6	0.7	8.5	(0.6)
2001 vs. 2000	18.5	0.5	20.3	(2.3)
Total U.S.
2003 vs. 2002	9.2	1.0	8.2	—
2002 vs. 2001	7.4	0.5	6.9	—
2001 vs. 2000	17.2	0.5	16.7	—
Total International
2003 vs. 2002	14.5	1.0	4.4	9.1
2002 vs. 2001	10.6	1.0	11.1	(1.5)
2001 vs. 2000	20.7	0.6	26.1	(6.0)
Pharmaceutical Products Segment
2003 vs. 2002	22.3	3.7	18.6	—
2002 vs. 2001	13.5	3.9	9.6	—
2001 vs. 2000 (a)	45.7	2.3	43.4	—
Diagnostic Products Segment
2003 vs. 2002	5.0	—	(1.8)	6.8
2002 vs. 2001	(1.1)	(0.1)	(0.6)	(0.4)
2001 vs. 2000	0.2	(0.2)	4.2	(3.8)
Hospital Products Segment
2003 vs. 2002	3.3	(0.2)	3.5	—
2002 vs. 2001	7.2	(0.6)	7.8	—
2001 vs. 2000	10.8	(1.2)	12.0	—
Ross Products Segment
2003 vs. 2002	2.3	(0.9)	3.2	—
2002 vs. 2001	—	(2.2)	2.2	—
2001 vs. 2000	2.6	2.1	0.5	—
International Segment
2003 vs. 2002	12.9	1.6	2.8	8.5
2002 vs. 2001	14.0	1.3	14.6	(1.9)
2001 vs. 2000 (a)	33.6	0.4	39.2	(6.0)
(a)
In 2001, Pharmaceutical Products and International segment sales were favorably impacted compared to 2000 by the acquisition of the pharmaceutical business of BASF.

        A comparison of the product group sales by segment is as follows (dollars in millions):

	2003	Percent Change	2002	Percent Change	2001	Percent Change
Pharmaceutical Products —
Neuroscience	$886	3	$861	(1)	$869	12
Anti-Infectives	786	22	644	3	627	1
Diabetes/Metabolism	633	12	564	7	529	N/A
Cardiology	672	42	473	52	310	105
Anti-Viral	429	13	380	27	298	109
Immunology	246	N/A	—	—	—	—
Diagnostic Products —
Immunochemistry	2,172	4	2,096	(3)	2,170	(3)
Glucose	542	10	494	8	455	5
Hematology	230	8	212	(4)	220	3
Hospital Products —
Specialty Injectable Pharmaceuticals	858	(2)	871	7	811	6
Medication Delivery Systems and Critical Care Devices	823	1	819	2	805	6
Hospital Pharmaceuticals	837	9	770	16	665	21
Ross Products —
Pediatric Nutritionals	1,093	9	1,003	(4)	1,041	—
Adult Nutritionals	809	(3)	838	1	833	4
International —
Other Pharmaceuticals	2,629	15	2,287	31	1,742	152
Anti-Infectives	766	10	696	(2)	708	(8)
Hospital Products	880	12	785	3	759	(2)
Pediatric Nutritionals	527	8	486	1	480	9
Adult Nutritionals	591	12	528	4	508	—

        Sales of new products in 2003 are estimated to be approximately $940 million, led by the Pharmaceutical Products, Hospital Products and International segments. Sales increases in the Pharmaceutical Products segment for Anti-Infectives in 2003 and Cardiology for all three years represent primarily volume increases. The effect of the relatively weaker U.S. dollar in 2003 favorably impacted sales in the Diagnostic Products and International segments. The sales increase in 2003 for Pediatric Nutritionals in the Ross Products segment was due to increased penetration of Similac Advance as well as incremental sales related to Abbott's award of the WIC contract in California. The acquisition of the pharmaceutical business of BASF in 2001 favorably impacted the Diabetes/Metabolism and Cardiology product sales of the Pharmaceutical Products segment and the Other Pharmaceuticals product sales of the International segment for 2001. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1. Gains recorded in net sales were $241 million in 2003, $164 million in 2002 and $44 million in 2001.

        On December 31, 2002, the FDA approved Humira for the treatment of rheumatoid arthritis and in September 2003, the European Union approved Humira. U.S. sales of Humira, reported in Immunology product sales, were $246 million in 2003, and international sales of Humira were $34 million in 2003. Worldwide sales of Humira are forecasted to be more than $700 million in 2004.

        The expiration of licenses or patent protection can affect the future revenues and operating income of Abbott. Significant patent expirations and activities in the next three years are as follows. The original U.S. compound patent on clarithromycin expires in 2005. Approximately 61% of the U.S. sales of clarithromycin in 2003 were made under a form covered by patents that expire after 2005. U.S. sales of clarithromycin were $538 million in 2003. Abbott markets TriCor in the U.S. under a license agreement and patents covering TriCor are being challenged by competitors. Abbott is vigorously defending the patents. U.S. sales of TriCor were $566 million in 2003. Abbott's NDA for Synthroid, which is not protected by a patent, was approved by the FDA in 2002. The FDA is studying the conditions under which competitors may rely on Abbott's NDA to market a competitive product and could grant approval for such generic products at any time. U.S. sales of Synthroid were $565 million in 2003.

Operating Earnings

        Gross profit margins were 51.9 percent of net sales in 2003 and 2002 compared to 52.4 percent in 2001. The gross profit margin for 2003 was impacted by a charge of $88 million for an impairment of assets and other expenses as a result of a lower sales forecast for Abbokinase; partially offset by favorable product mix, resulting mainly from increased sales in the Pharmaceutical Products segment. The gross profit margin for 2002 included the effects of the FDA consent decree charge, restructuring charges, both as discussed below, and unfavorable product mix; partially offset by the absence of goodwill amortization in 2002. The decrease in the gross profit margin in 2001 was due primarily to increased goodwill and intangibles amortization and integration charges as a result of the acquisition of the pharmaceutical business of BASF. Gross profit margins in all years were also affected by productivity improvements, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical Products segments. In addition, pricing pressures unfavorably impacted the gross profit margins for the Ross Products segment.

        The gross profit margins for the Pharmaceutical Products segment were favorably impacted in 2003 and 2001 by favorable product mix and unfavorably impacted in 2002 by unfavorable product mix. In addition, the gross profit margin in 2003 for the Pharmaceutical Products segment was unfavorably impacted by higher costs for co-promoted products and higher other manufacturing costs. The gross profit margins for the Diagnostic Products segment were impacted by the effect of the consent decree for all three years, as discussed below.

        Under terms of a 1999 consent decree with the U.S. government, Abbott was prohibited from manufacturing certain diagnostic products for sale in the U.S. until its Lake County, Ill. manufacturing facilities were found to be in substantial conformity with the Food and Drug Administration's (FDA) Quality System Regulation. In December of 2003, the FDA found the facilities to be in substantial conformity and Abbott can start the process of manufacturing impacted products for sale in the U.S. In connection with the consent decree, Abbott recorded remediation costs and payments to the government, including a pretax charge of $129 million in 2002.

        Research and development expense, excluding acquired in-process research and development, was $1.7 billion in 2003 and $1.6 billion in 2002 and 2001, and represented 8.8 percent of net sales in 2003 and 2002 compared to 9.7 percent of net sales in 2001. The decline in research and development as a percentage of sales in 2003 and 2002 compared to 2001 was due, in part, to the decline in spending on Phase III clinical trials in 2003 and 2002. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 26.9 percent in 2003 compared to increases of 6.5 percent in 2002 and 29.0 percent in 2001. In 2003, Abbott recorded in Selling, general and administrative expense, a pretax charge of $614 million related to the settlement of the Ross enteral nutritional investigation. This charge increased selling, general and administration expenses by 15.4 percent over 2002. The increases in selling, general and administrative expense, excluding the charge for the investigation, were due primarily to increased selling and marketing support for new and existing products, including accelerated spending for the launch of Humira, due to its earlier-than-expected FDA approval, as well as spending on other marketed pharmaceutical products. The increase in selling, general and administration in 2001 reflects the acquisition of the pharmaceutical business of BASF in 2001. Increases in all three years also reflect inflation and additional selling and marketing support primarily in the Pharmaceutical Products, International, and Hospital Products segments.

Net Interest Expense

        Net interest expense decreased in 2003 and 2002 due to a lower level of borrowings and lower interest rates.

(Income) From TAP Pharmaceutical Products Inc. Joint Venture

        Abbott's income from the TAP Pharmaceutical Products Inc. (TAP) joint venture was lower in 2003 reflecting decreased sales and a higher level of selling and marketing spending and, in 2001, reflecting the settlement of the U.S. government's investigation of TAP's marketing of Lupron, as discussed in Note 9.

Other (Income) Expense, net

        Other (income) expense, net for 2002 and 2001 includes charges of $211 million and $99 million, respectively, as a result of other than temporary declines in the market values of certain equity securities.

Taxes on Earnings

        The effective income tax rates were 26.3 percent in 2003, 24.0 percent in 2002 and 17.7 percent in 2001. The effective tax rate for 2003 includes the effect of the charge for the settlement of the Ross enteral nutritional investigation and the charges for acquired in-process research and development. The effect of these substantially nondeductible charges for 2003 was to increase the effective tax rate by approximately 2.3 percentage points. The 2001 tax rate is lower than the 2003 and 2002 tax rates due primarily to the effect of the benefit of tax exemptions in several taxing jurisdictions in relation to Abbott's lower pretax income in 2001 compared to 2003 and 2002. This had the effect of decreasing the effective tax rate by 8.3 percentage points. The 2002 tax rate is lower than the 2001 tax rate, excluding the effects of the acquisitions of the pharmaceutical business of BASF and of Vysis, Inc. in 2001, due in part to the domestic dividend exclusion applicable to the increased earnings of TAP Pharmaceutical Products Inc. Abbott expects to apply an annual effective rate of 24.5 percent in 2004 due, in part, to the comparatively lower benefit from the domestic dividend exclusion compared to Abbott's total pretax income. Acquired in-process research and development relating to pending 2004 business acquisitions, as discussed below, will be tax effected at discrete tax rates.

Spin-off of Abbott's Core Hospital Products Business

        In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business. The new company, Hospira, Inc., will include the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira, which is expected to be spun off by Abbott in the first half of 2004 pending final approval of the distribution by Abbott's Board of Directors, will include most of Abbott's Hospital Products segment and portions of Abbott's International segment. All of the shares of Hospira's common stock will be distributed to Abbott shareholders in a tax-free distribution on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution. Hospira will borrow or assume approximately $750 million of debt, the proceeds of which will be retained by Abbott to pay down domestic commercial paper borrowings. Hospira has filed a preliminary Form 10 with the Securities and Exchange Commission, which includes 2002 pro forma annual net sales of approximately $2.4 billion, pro forma annual earnings before income taxes of approximately $350 million and annual net cash flow from operating and investing activities of approximately $340 million. Subsequent to the spin-off, the financial results of Hospira will be presented as discontinued operations in Abbott's financial statements.

Business Combinations and Technology Acquisitions

        In 2003, Abbott acquired ZonePerfect Nutritional Company, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash; Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash; and Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. In 2003, Abbott also acquired the assets of JOMED N.V.'s coronary and peripheral interventional business for approximately $68 million in cash. These acquisitions resulted in a charge of approximately $100 million for acquired in-process research and development, intangible assets of approximately $222 million and non-tax deductible goodwill of approximately $182 million. Acquired intangible assets, primarily product technology, will be amortized over 9 to 25 years (average of approximately 16 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a pretax charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, are amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which included the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term debt and is accounted for under the purchase method of accounting. The acquisition cost has been allocated to intangible assets, $3.5 billion; goodwill, $2.4 billion; acquired in-process research and development, $1.2 billion; and net tangible assets, $0.1 billion, based on an independent appraisal of fair values. Product rights for marketed products are amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities. Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001 and 2002, Abbott formally approved several restructuring plans and certain costs of implementing formally approved plans have been included as goodwill. Had this acquisition taken place on January 1, 2000, pro forma consolidated sales for 2001 would have been $16.7 billion, pro forma net income would have been $2.3 billion and pro forma diluted earnings per share would have been $1.46.

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

        In January 2004, Abbott announced that it has entered into an agreement to acquire all of the capital stock of TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for $1.2 billion in cash. The completion of the acquisition is subject to approval by the holders of a majority of TheraSense common stock, regulatory approvals and customary closing conditions and is expected to close in the second quarter of 2004. In addition, in January 2004, Abbott acquired, for approximately $392 million in cash, the shares of i-STAT Corporation, a leading manufacturer of point-of-care diagnostic systems for blood analysis, which Abbott did not already own. In 2004, Abbott expects to record a charge of approximately $171 million for acquired in-process research and development, the amount of which is subject to the final appraisal, and approximately $115 million for restructuring and integration costs in connection with these acquisitions.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $3.7 billion, $4.2 billion and $3.6 billion in 2003, 2002 and 2001, respectively. Net cash from operating activities in 2003 was lower than 2002 due, in part, to the payment of the Ross enteral nutritional settlement, as discussed above. In 2003 and 2002, Abbott funded $200 million and $106 million, respectively, to its main domestic pension plan and funding to this plan in 2004 is expected to be between $250 million and $300 million. Abbott expects pension funding for its main domestic pension plan over the next three to five years to be between $200 million and $400 million annually.

        The acquisitions of TheraSense and i-STAT in 2004 will be financed through a combination of operating cash flow, domestic commercial paper borrowings and long-term debt. In addition, $1.650 billion of long-term debt is due to be paid in July 2004 that Abbott will fund out of operating cash flow and domestic commercial paper borrowings. Abbott expects to retain approximately $750 million of proceeds from borrowings that will be assumed by Hospira as a result of the spin-off. Abbott intends to use these proceeds to reduce domestic commercial paper borrowings.

Debt and Capital

        At December 31, 2003, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements.

        In the fourth quarter of 2003, Abbott issued long-term yen denominated notes in the amount of approximately $926 million that mature from 2007 through 2013. Proceeds from these notes were used to pay off short-term yen denominated borrowings and to reduce domestic commercial paper borrowings.

        Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $500 million of long-term debt in February 2004. Abbott may issue up to an additional $1.0 billion in the future in the form of debt under the registration statement.

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock. In 2000 and 2001, Abbott purchased 10.6 million shares from this authorization for $482 million. Common stock purchases were temporarily suspended in January 2001, following Abbott's announced acquisition of the pharmaceutical business of BASF. In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market and purchased 2.7 million of its common shares at a cost of $98 million. As of December 31, 2003, an additional 11.7 million shares may be purchased in future periods under the September 2000 authorization by the Board of Directors. In the first quarter of 2004, Abbott again purchased its common stock on the open market under this authorization.

Working Capital

        At December 31, 2003, 2002, and 2001, working capital was $2.7 billion, $2.1 billion, and $492 million, respectively. The increase in working capital in 2003 and 2002 versus 2001 was primarily due to operating cash flows used to decrease short-term domestic commercial paper borrowings incurred as a result of the acquisition of the pharmaceutical business of BASF in 2001.

Capital Expenditures

        Capital expenditures of $1.2 billion in 2003, $1.3 billion in 2002, and $1.2 billion in 2001 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments and hospital equipment placed with customers. This level of capital expenditures is expected to be lower in 2004 following the spin-off of Hospira. An increased proportion of the capital expenditures will be dedicated to the International and Pharmaceutical Products segments.

Restructuring Plans
(in millions of dollars)

        In 2002, as discussed in Note 10, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostic Products and International segments. In 2002, Abbott recorded a pretax charge against earnings of $174, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. Approximately $83 is classified as Cost of products sold, $5 as Research and development, and $86 as Selling, general and administrative. The restructuring plans resulted in the elimination of approximately 2,100 net positions. Employee groups covered under the restructuring plans included manufacturing, research and development, and sales and administrative-related functions. The accrued restructuring reserve balance at December 31, 2003 of approximately $23 relates primarily to employee severance obligations, which, by local laws must be paid over time.

        In 2001 and 2002, as discussed in Note 10, Abbott implemented restructuring plans related to the operations of the acquired pharmaceutical business of BASF and the closing of one of Abbott's manufacturing operations. In 2001, of the total $207 restructuring charges, $156 was recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $36 is classified as Cost of products sold, $2 as Research and development, and $13 as Selling, general and administrative. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. The restructuring plans resulted in the elimination of approximately 2,400 positions. Employee groups covered under the restructuring plans included manufacturing, research and development, and sales and administrative-related functions. In 2002, a $59 restructuring charge was recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. The accrued restructuring reserve balance at December 31, 2003 of approximately $11 relates primarily to employee severance obligations, which, by local laws must be paid over time.

Contractual Obligations
(in millions of dollars)

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires small companies in which Abbott agrees to pay contingent consideration based on attaining certain thresholds. The following table summarizes Abbott's estimated contractual obligations:

	Payment Due By Period
	Total	2004	2005-2006	2007-2008	2009 and Thereafter
Long-term debt, including current maturities	$5,033	$1,657	$2,009	$950	$417
Operating lease obligations	381	77	141	102	61
Capitalized auto lease obligations	99	33	66	—	—
Purchase commitments (1)	2,402	2,295	66	27	14
Other long-term liabilities reflected on the consolidated balance sheet (2)	697	—	248	103	346

Total	$8,612	$4,062	$2,530	$1,182	$838

(1)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(2)
Excludes approximately $1.9 billion of other long-term liabilities related primarily to post-employment benefit plans. See Note 5 for disclosures relating to these plans.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. Adoption of the provisions of the Statement and Interpretation did not have a material effect on the financial statements of Abbott.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and will not have a material effect on the financial statements of Abbott. Abbott accounted for the 2002 restructuring plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3 and, accordingly, charged to income in 2002 all appropriate exit costs for plans approved by management before December 31, 2002. Accounting for these restructuring plans under SFAS No. 146 would have resulted in some of the expenses that were recorded in 2002 being recorded in 2003. However, a significant amount of expenses would have been charged against income in 2002 under either EITF No. 94-3 or SFAS No. 146.

Legislative Issues

        On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit. The Financial Accounting Standards Board has not issued final rules specifying how sponsors should account for this subsidy. Abbott has not estimated the expected favorable impact of the legislation on its retiree medical obligations or costs, and therefore has not reflected any effect of the legislation in the financial statements. The final rules, when issued by the Financial Accounting Standards Board, could require companies, including Abbott, to retroactively change amounts included in the accompanying consolidated financial statements.

        Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue at both the federal and state levels over the availability, method of delivery, and payment for health care products and services. If additional legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for medical products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Interest Rate Sensitive Financial Instruments

        At December 31, 2003 and 2002, Abbott had interest rate hedge contracts totaling $3.250 billion and $2.450 billion, respectively, to manage its exposure to changes in the fair value of debt due in July 2004 and 2006. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. As of December 31, 2003 and 2002, Abbott had $806 million and $1.6 billion, respectively, of domestic commercial paper outstanding with an average interest rate of 1.1% and 1.3%, respectively, and with an average remaining life of 29 days and 24 days, respectively. The fair market value of long-term debt at December 31, 2003 and 2002, amounted to $5.4 billion and $4.6 billion, respectively, and consisted primarily of fixed-rate (average of 4.7% and 5.5%, respectively) debt with maturities through 2023. As of December 31, 2003 and 2002, the fair market value of current and long-term investment securities amounted to $316 million and $283 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Market Price Sensitive Financial Instruments

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $331 million and $175 million, respectively, as of December 31, 2003 and 2002. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2003 by approximately $66 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly-Traded Equity Securities

        Abbott maintains a portfolio of equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $50 million and $48 million, respectively, as of December 31, 2003 and 2002. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2003 and 2002, Abbott held $3.0 billion and $1.9 billion, respectively, of such contracts, which all mature in the next calendar year.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next calendar year. At December 31, 2003 and 2002, Abbott held $602 million and $857 million, respectively, of such contracts, which all mature in the next calendar year.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2003 and 2002:

	2003			2002
	Contract Amount	Average Exchange Rate	Fair and Carrying Value	Contract Amount	Average Exchange Rate	Fair and Carrying Value
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$1,887	1.19	$(11.8)	$1,148	0.99	$(8.5)
British Pound	799	0.59	(11.2)	511	0.65	(4.4)
Japanese Yen	229	108.9	0.6	288	121.1	1.0
Canadian Dollar	240	0.76	(2.4)	251	0.64	0.6
All other currencies	432	N/A	(5.5)	539	N/A	(6.5)

Total	$3,587		$(30.3)	$2,737		$(17.8)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings and Comprehensive Income
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2003	2002	2001
Net Sales	$19,680,561	$17,684,663	$16,285,246

Cost of products sold	9,473,416	8,506,254	7,748,382
Research and development	1,733,472	1,561,792	1,577,552
Acquired in-process research and development	100,240	107,700	1,330,400
Selling, general and administrative	5,050,901	3,978,776	3,734,880

Total Operating Cost and Expenses	16,358,029	14,154,522	14,391,214

Operating Earnings	3,322,532	3,530,141	1,894,032
Net interest expense	146,123	205,220	234,759
(Income) from TAP Pharmaceutical Products Inc. joint venture	(580,950)	(666,773)	(333,767)
Net foreign exchange (gain) loss	55,298	74,626	31,351
Other (income) expense, net	(32,356)	243,655	78,541

Earnings Before Taxes	3,734,417	3,673,413	1,883,148
Taxes on earnings	981,184	879,710	332,758

Net Earnings	$2,753,233	$2,793,703	$1,550,390

Basic Earnings Per Common Share	$1.76	$1.79	$1.00

Diluted Earnings Per Common Share	$1.75	$1.78	$0.99

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,562,815	1,560,956	1,550,408
Dilutive Common Stock Options	9,054	12,337	15,555

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,571,869	1,573,293	1,565,963

Outstanding Common Stock Options Having No Dilutive Effect	57,706	22,558	768

Comprehensive Income, net of tax:
Foreign currency translation adjustments	$1,162,004	$327,680	$(5,029)
Minimum pension liability adjustments, net of taxes of $57,219 in 2003 and $115,992 in 2002	(99,155)	(203,182)	—
Unrealized (losses) gains on marketable equity securities	106,673	(20,307)	21,107
Net (losses) gains on derivative instruments designated as cash flow hedges	3,550	(28,774)	11,408
Reclassification adjustments for realized (gains)	(20,538)	(489)	(18,984)

Other comprehensive income	1,152,534	74,928	8,502
Net Earnings	2,753,233	2,793,703	1,550,390

Comprehensive Income	$3,905,767	$2,868,631	$1,558,892

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) loss adjustments	$(853,762)	$308,242	$635,922
Cumulative minimum pension liability adjustments	302,337	203,182	—
Cumulative unrealized (gains) on marketable equity securities	(95,143)	(9,008)	(29,804)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	13,816	17,366	(11,408)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2003	2002	2001
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,753,233	$2,793,703	$1,550,390
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	910,785	834,923	774,272
Amortization of intangibles	363,206	342,422	393,746
Acquired in-process research and development	100,240	107,700	1,330,400
Investing and financing (gains) losses, net	115,803	134,472	159,936
Trade receivables	(104,922)	(111,533)	(279,167)
Inventories	7,007	(190,975)	(184,953)
Prepaid expenses and other assets	(296,526)	347,101	(962,005)
Trade accounts payable and other liabilities	(165,969)	138,829	732,482
Income taxes payable	63,591	(213,698)	51,747

Net Cash From Operating Activities	3,746,448	4,182,944	3,566,848

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses, net of cash acquired	(497,914)	(585,999)	(7,424,356)
Acquisitions of property and equipment	(1,246,741)	(1,296,397)	(1,163,707)
Purchases of investment securities	(289,432)	(156,078)	(179,618)
Proceeds from sales of investment securities	337,017	140,284	309,161
Other	66,465	16,570	73,646

Net Cash Used in Investing Activities	(1,630,605)	(1,881,620)	(8,384,874)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(814,000)	(1,306,000)	2,741,000
Proceeds from issuance of long-term debt, net	688,643	—	3,000,000
Other borrowing transactions, net	(342,570)	286,872	1,540
Purchases of common shares	(97,617)	—	(17,364)
Proceeds from stock options exercised	75,035	137,004	169,422
Dividends paid	(1,515,703)	(1,427,850)	(1,270,782)

Net Cash From (Used in) Financing Activities	(2,006,212)	(2,309,974)	4,623,816

Effect of exchange rate changes on cash and cash equivalents	181,043	55,722	(62,630)

Net Increase (Decrease) in Cash and Cash Equivalents	290,674	47,072	(256,840)
Cash and Cash Equivalents, Beginning of Year	704,450	657,378	914,218

Cash and Cash Equivalents, End of Year	$995,124	$704,450	$657,378

Supplemental Cash Flow Information:
Income taxes paid	$897,354	$1,032,287	$984,079
Interest paid	206,885	265,698	232,431

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2003	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$995,124	$704,450	$657,378
Investment securities	291,297	261,677	56,162
Trade receivables, less allowances of — 2003: $259,514; 2002: $198,116; 2001: $195,585	3,313,377	2,927,370	2,812,727
Inventories —
Finished products	1,467,441	1,274,760	1,154,329
Work in process	545,977	563,659	487,310
Materials	725,021	602,883	570,396

Total inventories	2,738,439	2,441,302	2,212,035
Deferred income taxes	1,165,259	1,022,861	1,112,247
Other prepaid expenses and receivables	1,786,919	1,764,112	1,568,640

Total Current Assets	10,290,415	9,121,772	8,419,189

Investment Securities	406,357	250,779	647,214

Property and Equipment, at Cost:
Land	356,757	335,566	332,268
Buildings	2,662,023	2,387,583	2,248,959
Equipment	9,479,044	8,790,209	8,097,044
Construction in progress	792,923	634,315	547,134

	13,290,747	12,147,673	11,225,405
Less: accumulated depreciation and amortization	7,008,941	6,319,551	5,673,858

Net Property and Equipment	6,281,806	5,828,122	5,551,547

Intangible Assets, net of amortization	4,089,882	3,919,248	4,116,674
Goodwill	4,449,408	3,732,533	3,177,646
Deferred Income Taxes, Investments in Joint Ventures and Other Assets	1,197,474	1,406,648	1,384,153

	$26,715,342	$24,259,102	$23,296,423

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2003	2002	2001
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$828,092	$1,927,543	$2,950,956
Trade accounts payable	1,754,367	1,661,650	1,525,215
Salaries, wages and commissions	625,525	579,689	557,672
Other accrued liabilities	2,180,098	2,202,477	2,285,644
Dividends payable	383,352	367,345	326,552
Income taxes payable	158,836	42,387	278,399
Current portion of long-term debt	1,709,265	221,111	2,379

Total Current Liabilities	7,639,535	7,002,202	7,926,817

Long-term Debt	3,452,329	4,273,973	4,335,493

Post-employment Obligations and Other Long-term Liabilities	2,551,220	2,318,374	1,974,681

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2003: 1,580,247,227; 2002: 1,578,944,551; 2001: 1,571,816,976	3,034,054	2,891,266	2,643,443
Common shares held in treasury, at cost — Shares: 2003: 15,729,296; 2002: 15,876,449; 2001: 17,286,684	(229,696)	(231,845)	(252,438)
Unearned compensation — restricted stock awards	(56,336)	(76,472)	(18,258)
Earnings employed in the business	9,691,484	8,601,386	7,281,395
Accumulated other comprehensive income (loss)	632,752	(519,782)	(594,710)

Total Shareholders' Investment	13,072,258	10,664,553	9,059,432

	$26,715,342	$24,259,102	$23,296,423

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2003	2002	2001
Common Shares:
Beginning of Year Shares: 2003: 1,578,944,551; 2002: 1,571,816,976; 2001: 1,563,436,372	$2,891,266	$2,643,443	$2,218,234
Issued under incentive stock programs Shares: 2003: 4,186,710; 2002: 7,331,098; 2001: 12,571,697	118,119	202,741	363,492
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	29,980	46,755	70,223
Retired — Shares: 2003: 2,884,034; 2002: 203,523; 2001: 4,191,093	(5,311)	(1,673)	(8,506)

End of Year
Shares: 2003: 1,580,247,227; 2002: 1,578,944,551; 2001: 1,571,816,976	$3,034,054	$2,891,266	$2,643,443

Common Shares Held in Treasury:
Beginning of Year Shares: 2003: 15,876,449; 2002: 17,286,684; 2001: 17,502,239	$(231,845)	$(252,438)	$(255,586)
Issued under incentive stock programs Shares: 2003: 147,153; 2002: 1,410,235; 2001: 215,555	2,149	20,593	3,148

End of Year Shares: 2003: 15,729,296; 2002: 15,876,449; 2001: 17,286,684	$(229,696)	$(231,845)	$(252,438)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(76,472)	$(18,258)	$(18,116)
Issued at market value — Shares: 2003: 130,000; 2002: 1,396,000; 2001: 198,000	(5,429)	(78,835)	(10,222)
Lapses — Shares: 2002: 25,105; 2001: 52,000	—	1,362	2,126
Amortization	25,565	19,259	7,954

End of Year	$(56,336)	$(76,472)	$(18,258)

Earnings Employed in the Business:
Beginning of Year	$8,601,386	$7,281,395	$7,229,586
Net earnings	2,753,233	2,793,703	1,550,390
Cash dividends declared on common shares (per share — 2003: $.98; 2002: $.94; 2001: $.84)	(1,531,710)	(1,468,643)	(1,303,534)
Cost of common shares retired in excess of stated capital amount	(135,390)	(64,066)	(202,926)
Cost of treasury shares issued below market value	3,965	58,997	7,879

End of Year	$9,691,484	$8,601,386	$7,281,395

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(519,782)	$(594,710)	$(603,212)
Other comprehensive income	1,152,534	74,928	8,502

End of Year	$632,752	$(519,782)	$(594,710)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three wholesalers accounted for 20 percent, 22 percent and 19 percent of trade receivables as of December 31, 2003, 2002 and 2001, respectively.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires small companies in which Abbott agrees to pay contingent consideration based on attaining certain thresholds. Product warranties are not significant.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2003, 2002 and 2001 that materially affected the financial position or results of operations.

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

        PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care costs trend rate, discount rate and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.

        VALUATION OF INTANGIBLE ASSETS — Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital and terminal values. Intangible assets and goodwill are reviewed for impairment at least on a quarterly and annual basis, respectively.

        CASH, CASH EQUIVALENTS AND INVESTMENT SECURITIES — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Abbott monitors equity investments for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as a component of interest income.

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to domestic customers). Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Sales incentives to customers are not material. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        STOCK-BASED COMPENSATION — Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Restricted stock awards are amortized over their vesting period with a charge to compensation expense.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2003	2002	2001
Other Prepaid Expenses and Receivables:
TAP Pharmaceutical Products Inc. trade receivables under a service agreement (a)	$676,034	$685,848	$540,914
All other	1,110,885	1,078,264	1,027,726

Total	$1,786,919	$1,764,112	$1,568,640

(a)
The payable to TAP related to this service agreement is recorded in accounts payable and was $691,095, $666,422, and $554,156 at December 31, 2003, 2002 and 2001, respectively.

	2003	2002	2001
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$381,898	$288,076	$279,930
Accrued other rebates (b)	212,459	205,489	232,147
All other	1,585,741	1,708,912	1,773,567

Total	$2,180,098	$2,202,477	$2,285,644

(b)
Accrued wholesaler chargeback rebates of $81,292, $81,017 and $72,586 at December 31, 2003, 2002 and 2001, respectively, are netted in trade receivables. Accrued wholesaler chargeback rebates are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2003	2002	2001
Post-employment Obligations and Other Long-term Liabilities:
Accrued post-employment medical and dental costs	$797,127	$746,352	$692,003
Minimum pension liability adjustments	498,008	342,874	—
All other	1,256,085	1,229,148	1,282,678

Total	$2,551,220	$2,318,374	$1,974,681

Net Interest Expense:
Interest expense	$188,128	$238,945	$307,336
Interest income	(42,005)	(33,725)	(72,577)

Total	$146,123	$205,220	$234,759

Other (Income) Expense, net:
Other than temporary declines in market value of equity securities	$—	$210,811	$98,500
All other	(32,356)	32,844	(19,959)

Total	$(32,356)	$243,655	$78,541

Note 3 — Investment Securities (dollars in thousands)

        The following is a summary of investment securities at December 31:

	2003	2002	2001
Current Investment Securities
Time deposits and certificates of deposit	$291,297	$120,000	$20,000
Other, primarily debt obligations issued or guaranteed by various governments or government agencies	—	141,677	36,162

Total	$291,297	$261,677	$56,162

	2003	2002	2001
Long-term Investment Securities
Equity securities	$381,053	$222,667	$343,115
Time deposits and certificates of deposit	9,729	—	100,000
Corporate debt obligations	—	—	70,000
Debt obligations issued or guaranteed by various governments or government agencies	15,575	28,112	134,099

Total	$406,357	$250,779	$647,214

        Of the investment securities listed above, $15,575, $247,998, and $323,974 were held at December 31, 2003, 2002, and 2001, respectively, by subsidiaries operating in Puerto Rico under tax incentive grants expiring in 2015 and 2020.

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

        Gross unrealized holding gains (losses) on current and long-term held-to-maturity investment securities totaled $1,400 and $(2,200), respectively, at December 31, 2003; $1,500 and $(8,500), respectively, at December 31, 2002; and $2,000 and $(17,200), respectively, at December 31, 2001. Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $162,700 and $(4,000), respectively, at December 31, 2003; $24,400 and $(9,200), respectively, at December 31, 2002; and $57,000 and $(1,800), respectively, at December 31, 2001. For current and long-term held-to-maturity securities and available-for-sale equity securities, the adjusted cost basis of the investments have been above the market value for less than one year as of December 31, 2003.

Note 4 — Financial Instruments and Derivatives

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $602 million, $857 million and $571 million at December 31, 2003, 2002 and 2001, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in credits of $3.6 million and $11.4 million to Accumulated other comprehensive income (loss) in 2003 and 2001, respectively, and a $28.8 million charge to Accumulated other comprehensive income (loss) in 2002. No hedge ineffectiveness was recorded in income in 2003, 2002 or 2001. Accumulated gains and losses as of December 31, 2003 will be included in Cost of products sold at the time the products are sold, generally through the end of 2004.

        Abbott is a party to interest rate hedge contracts totaling $3.25 billion to manage its exposure to changes in the fair value of $3.25 billion of fixed-rate debt due in July 2004 and 2006. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2003, 2002 and 2001.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2003, 2002, and 2001, Abbott held $3.0 billion, $1.9 billion, and $3.1 billion, respectively, of such foreign currency exchange contracts.

        The carrying values and fair values of certain financial instruments as of December 31 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values. Fair value is the quoted market price of the instrument held or the quoted market price of a similar instrument. The counter parties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counter parties.

	2003		2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$291.3	$291.3	$261.7	$259.4	$56.2	$56.2
Long-term:
Held-to-Maturity Debt Securities	25.3	24.5	28.1	23.4	304.1	288.9
Available-for-Sale Equity Securities	381.1	381.1	222.7	222.7	343.1	343.1
Total Long-term Debt	(5,161.6)	(5,407.2)	(4,495.1)	(4,640.4)	(4,337.9)	(4,453.2)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(33.3)	(33.3)	(34.3)	(34.3)	(38.7)	(38.7)
Receivable position	3.0	3.0	16.5	16.5	16.0	16.0
Interest Rate Hedge Contracts	128.7	128.7	160.2	160.2	21.8	21.8

Note 5 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2003	2002	2001	2003	2002	2001
Projected benefit obligations, January 1	$3,748,425	$3,240,523	$2,572,226	$1,286,831	$963,411	$741,372
Service cost — benefits earned during the year	192,529	172,191	144,982	43,737	40,541	33,133
Interest cost on projected benefit obligations	247,117	225,509	199,067	69,365	74,093	59,954
Losses (gain), primarily changes in discount and medical trend rates, plan design changes, and differences between actual and estimated health care costs	497,468	220,789	127,509	(100,158)	269,841	165,251
Benefits paid	(169,560)	(144,010)	(132,137)	(57,930)	(61,055)	(43,599)
Acquisition of the pharmaceutical business of BASF	—	—	331,003	—	—	7,300
Other, primarily foreign currency translation	130,342	33,423	(2,127)	—	—	—

Projected benefit obligations, December 31	$4,646,321	$3,748,425	$3,240,523	$1,241,845	$1,286,831	$963,411

Plans' assets at fair value, January 1, principally listed securities	$2,373,415	$2,643,704	$2,828,801	$—	$293	$35,335
Actual return on plans' assets	441,307	(310,375)	(198,581)	—	—	4,646
Company contributions	309,473	162,872	44,770	57,930	60,762	3,911
Benefits paid	(169,560)	(144,010)	(132,137)	(57,930)	(61,055)	(43,599)
Acquisition of the pharmaceutical business of BASF	—	—	123,755	—	—	—
Other, primarily foreign currency translation	63,097	21,224	(22,904)	—	—	—

Plans' assets at fair value, December 31	$3,017,732	$2,373,415	$2,643,704	$—	$—	$293

Projected benefit obligations greater than plans' assets, December 31	$(1,628,589)	$(1,375,010)	$(596,819)	$(1,241,845)	$(1,286,831)	$(963,118)
Unrecognized actuarial losses, net	1,435,733	1,113,438	289,405	718,215	568,340	287,176
Unrecognized prior service cost	13,575	15,047	21,518	(334,662)	(77,861)	(58,079)
Unrecognized transition obligation	280	(295)	(1,062)	—	—	—

Net accrued benefit cost	$(179,001)	$(246,820)	$(286,958)	$(858,292)	$(796,352)	$(734,021)

Accrued benefit cost	$(883,358)	$(741,449)	$(418,133)	$(858,292)	$(796,352)	$(734,021)
Prepaid benefit cost	206,349	151,755	131,175	—	—	—
Intangible assets	22,460	23,700	—	—	—	—
Accumulated other comprehensive income (loss)	475,548	319,174	—	—	—	—

Net accrued benefit cost	$(179,001)	$(246,820)	$(286,958)	$(858,292)	$(796,352)	$(734,021)

Service cost — benefits earned during the year	$192,529	$172,191	$144,982	$43,737	$40,541	$33,133
Interest cost on projected benefit obligations	247,117	225,509	199,067	69,365	74,093	59,954
Expected return on plans' assets	(288,454)	(282,721)	(261,753)	—	—	(1,940)
Net amortization	6,452	4,340	(213)	6,768	10,491	2,589

Net cost	$157,644	$119,319	$82,083	$119,870	$125,125	$93,736

        The accumulated benefit obligations for all defined benefit plans was approximately $3,762,000, $3,037,000 and $2,565,000 at December 31, 2003, 2002 and 2001, respectively. In 2003 and 2002, Abbott recorded minimum pension liability adjustments of $155,134 and $342,874, respectively, because the accumulated benefit obligations for certain domestic and international defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $99,155 in 2003 and $203,182 in 2002, net of taxes. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2003 and 2002, the aggregate accumulated benefit obligations were $3,033,000 and $2,383,000 respectively; the projected benefit obligations were $3,824,000 and $3,053,000, respectively; and the aggregate plan assets were $2,567,000 and $1,981,000, respectively. The weighted average discount rate used at December 31, 2003 for determining the accumulated benefit obligations for defined benefit plans whose accumulated benefit obligations were in excess of plan assets was 5.9 percent. A one-percentage point reduction in the discount rate at December 31, 2003 would result in an increase in the minimum pension liability adjustments and an increase in the charge to Accumulated other comprehensive income (loss) of approximately $780,000 and $500,000, respectively.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans as of December 31, the measurement date of the plans, are as follows:

	2003	2002	2001
Discount rate	5.8%	6.5%	6.9%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.7%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Discount rate	6.5%	6.9%	7.3%
Expected return on plan assets	8.6%	9.0%	9.3%
Expected aggregate average long-term change in compensation	4.1%	4.6%	4.9%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2003	2002	2001
Health care cost trend rate assumed for the next year	8%	9%	5%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2007	2007	2001

        A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2003, by $189,955/$(142,466), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $22,837/$(18,041).

        On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit. The Financial Accounting Standards Board has not issued final rules specifying how sponsors should account for this subsidy. Abbott has not estimated the expected favorable impact of the legislation on its retiree medical obligations or costs, and therefore has not reflected any effect of the legislation in the financial statements. The final rules, when issued by the Financial Accounting Standards Board, could require companies, including Abbott, to retroactively change amounts included in the accompanying consolidated financial statements.

        The weighted average asset allocation for Abbott's U.S. defined benefit plans by asset category are as follows:

	2003	2002	2001
Asset Category
Equity Securities	68%	60%	63%
Fixed Income Securities	32	40	37

Total	100%	100%	100%

        The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Abbott's domestic defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plans hold no securities of Abbott.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2003 and 2002, $200,000 and $106,000, respectively, was funded to the main domestic pension plan. Abbott expects to contribute between $250 million and $300 million to its main domestic defined benefit plan in 2004.

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $115,000 in 2003, $109,000 in 2002, and $97,000 in 2001.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Taxes on Earnings (dollars in thousands)

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $5,194,000 at December 31, 2003. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. Abbott's U.S. income tax returns for 1992 and prior years have been audited by the Internal Revenue Service and are closed. In the U.S., Abbott's income tax returns for years after 1992 are open.

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

Earnings Before Taxes	2003	2002	2001
Domestic	$1,882,831	$2,502,823	$442,150
Foreign	1,851,586	1,170,590	1,440,998

Total	$3,734,417	$3,673,413	$1,883,148

Taxes on Earnings	2003	2002	2001
Current:
U.S. Federal and Possessions	$578,407	$442,891	$633,684
State	29,662	19,324	74,087
Foreign	409,773	324,250	388,950

Total current	1,017,842	786,465	1,096,721

Deferred:
Domestic	26,911	111,429	(741,213)
Foreign	(63,221)	(16,260)	(21,563)
Enacted tax rate changes	(348)	(1,924)	(1,187)

Total deferred	(36,658)	93,245	(763,963)

Total	$981,184	$879,710	$332,758

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of tax exemptions in Puerto Rico, Costa Rica, the Netherlands, the Dominican Republic, and Ireland	(9.1)	(7.3)	(14.6)
Effect of nondeductible portion of the Ross enteral nutritional settlement	3.7	—	—
State taxes, net of federal benefit	0.5	0.4	0.8
Domestic dividend exclusion	(4.4)	(5.1)	(5.0)
All other, net	0.6	1.0	1.5

Effective tax rate	26.3%	24.0%	17.7%

        As of December 31, 2003, 2002, and 2001, total deferred tax assets were $2,505,502, $2,375,526 and $2,412,064, respectively, and total deferred tax liabilities were $1,075,209, $904,822, and $913,614, respectively. Valuation allowances for deferred tax assets were not significant. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2003	2002	2001
Compensation and employee benefits	$539,668	$544,148	$434,549
Trade receivable reserves	252,559	209,899	219,387
Inventory reserves	163,492	127,173	140,762
Deferred intercompany profit	380,854	240,463	254,276
State income taxes	68,489	91,140	100,265
Depreciation	(203,019)	(183,410)	(168,499)
Other, primarily acquired in-process research and development and other accruals and reserves not currently deductible, and the excess of book basis over tax basis of intangible assets	226,200	435,397	504,649

Total	$1,428,243	$1,464,810	$1,485,389

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

        DIAGNOSTIC PRODUCTS — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
Pharmaceutical (a)	$5,220	$4,268	$3,759	$1,664	$1,441	$1,409	$69	$55	$34	$64	$60	$23	$2,406	$2,279	$2,014
Diagnostic (b)	3,040	2,897	2,929	249	220	357	202	149	182	301	295	249	3,127	2,753	2,736
Hospital	3,078	2,979	2,778	705	786	738	127	111	107	223	315	164	2,153	2,202	1,934
Ross	2,136	2,088	2,088	720	688	752	65	64	67	93	93	70	959	871	889
International (a)(b)	5,685	5,036	4,418	1,366	1,298	949	217	187	111	297	375	255	4,559	3,849	3,632

Total Reportable Segments	19,159	17,268	15,972	$4,704	$4,433	$4,205	$680	$566	$501	$978	$1,138	$761	$13,204	$11,954	$11,205

Other	522	417	313

Net Sales	$19,681	$17,685	$16,285

(a)
Net sales and operating earnings were favorably impacted in 2002 and 2001 by the acquisition of the pharmaceutical business of BASF in 2001.

(b)
Net sales and operating earnings in 2003 were favorably affected by the relatively weaker U.S. dollar and were unfavorably affected in 2002 and 2001 by the relatively stronger U.S. dollar.

	2003	2002	2001
Total Reportable Segment Operating Earnings	$4,704	$4,433	$4,205
Corporate functions	289	215	261
Benefit plans costs	77	43	101
Non-reportable segments	39	6	9
Net interest expense	146	205	235
Acquired in-process research and development	100	108	1,330
(Income) from TAP Pharmaceutical Products Inc. joint venture	(581)	(667)	(334)
Net foreign exchange (gain) loss	55	75	31
Other expenses, net (c)	845	775	689

Consolidated Earnings Before Taxes	$3,734	$3,673	$1,883

(c)
Other expenses, net for 2003 includes charges of $622 for the settlement of the Ross enteral nutritional investigation and $88 for impairments of assets. 2002 includes charges of $174 for restructuring plans, $116 for the FDA consent decree, and $211 for other than temporary declines in the market value of equity securities.

Total Reportable Segment Assets	$13,204	$11,954	$11,205
Cash and investments	1,693	1,217	1,361
Investment in TAP Pharmaceutical Products Inc. joint venture	340	370	392
Current deferred income taxes	1,165	1,023	1,112
Non-reportable segments	582	503	645
All other, net	9,731	9,192	8,581

Total Assets	$26,715	$24,259	$23,296

	Net Sales to External Customers (d)			Long-Term Assets
	2003	2002	2001	2003	2002	2001
United States	$11,978	$10,998	$10,249	$7,071	$8,228	$8,308
Japan	913	784	748	1,004	308	128
Germany	796	721	644	5,332	4,257	4,185
Canada	597	512	468	66	53	50
The Netherlands	572	446	349	129	109	97
Italy	680	572	496	253	185	152
All Other Countries	4,145	3,652	3,331	2,570	1,997	1,957

Consolidated	$19,681	$17,685	$16,285	$16,425	$15,137	$14,877

(d)
Sales by country are based on the country that sold the product.

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

        The U.S. Attorney's office in the Southern District of Illinois is conducting an industry-wide investigation of the enteral nutritional business. The investigation is both civil and criminal in nature. In 2003, Abbott reached a settlement with the U.S. Attorney resolving all outstanding allegations by the government, and paid the settlement amount of $614 million, which is classified as Selling, general and administration expense. Additional costs related to the settlement of $8 million are classified as Cost of products sold.

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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures discussed in this note and in Note 9, Abbott estimates the range of possible loss to be from approximately $125 million to $200 million. Abbott has recorded reserves of approximately $140 million for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 9 — TAP Pharmaceutical Products Inc.

        TAP Pharmaceutical Products Inc. (TAP) and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. Abbott has filed or intends to file a response to each of the lawsuits denying all substantive allegations.

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

Note 10 — Restructuring Plans and Asset Impairments (dollars in millions)

        In October 2002, Abbott announced restructuring plans to align Abbott's global manufacturing operations with its scientific focus and to achieve greater operating efficiencies in its Diagnostic Products and International segments and recorded a pretax charge of $174, reflecting the impairment of manufacturing facilities and other assets, and employee severance charges. Approximately $83 is classified as Cost of products sold, $5 as Research and development, and $86 as Selling, general and administrative. The restructuring plans resulted in the elimination of approximately 2,100 net positions. Employee groups covered under the restructuring plans included manufacturing, research and development, and sales and administrative-related functions. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2002 Restructuring charges	$141	$33	$174
2002 Payments and impairments	(37)	(33)	(70)

Accrued balance at December 31, 2002	104	—	104
2003 Payments, changes in estimate and foreign currency translation	(81)	—	(81)

Accrued balance at December 31, 2003	$23	$—	$23

        The accrued balance at December 31, 2003 relates primarily to employee severance obligations, which, by local laws must be paid over time.

        In 2001 and 2002, Abbott implemented restructuring plans related to the operations of the acquired pharmaceutical business of BASF. In addition, Abbott announced in 2001 that it was closing one of Abbott's manufacturing operations and relocating production to other Abbott facilities. The following summarizes the restructuring activity:

	Employee-Related and Other	Asset Impairments	Total
2001 Restructuring charges	$195	$12	$207
2001 Payments and impairments	(106)	(12)	(118)

Accrued balance at December 31, 2001	89	—	89
2002 Restructuring charges	59	—	59
2002 Payments and foreign currency translation	(80)	—	(80)

Accrued balance at December 31, 2002	68	—	68
2003 Payments, changes in estimate and foreign currency translation	(57)	—	(57)

Accrued balance at December 31, 2003	$11	$—	$11

        In 2002, the $59 restructuring charge was recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. In 2001, of the total $207 restructuring charges, $156 was recorded as goodwill associated with the acquisition of the pharmaceutical business of BASF. Of the amount expensed, approximately $36 is classified as Cost of products sold, $2 as Research and development, and $13 as Selling, general and administrative. Employee-related costs are primarily severance pay, relocation of former BASF employees and outplacement services. The restructuring plans resulted in the elimination of approximately 2,400 positions. Employee groups covered under the restructuring plans included manufacturing, research and development, and sales and administrative-related functions. The accrued balance at December 31, 2003 relates primarily to employee severance obligations, which, by local laws must be paid over time.

        In 2003, Abbott recorded a charge to Cost of products sold of approximately $88 million for an impairment of assets and other expenses as a result of a lower sales forecast for Abbokinase.

Note 11 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards comprise the majority of benefits that have been granted and are currently outstanding under this program and prior programs. In 2003, Abbott granted 24,619,775 stock options, 2,845,210 replacement stock options, and 147,153 restricted stock awards under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2003, 2002 and 2001 vest equally over three years except for replacement options, which vest in six months. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied. The expected spin-off of Hospira, as discussed in Note 18, will not be a change in control under the plan.

        At January 1, 2004, 41.8 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 20.3 million stock options from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 2001	77,094,181	$33.59
Granted	23,118,789	48.64
Exercised	(12,571,690)	28.30
Lapsed	(1,369,321)	42.58

December 31, 2001	86,271,959	38.25	50,383,606	$34.13

Granted	24,688,761	56.11
Exercised	(10,068,863)	28.09
Lapsed	(1,211,101)	48.22

December 31, 2002	99,680,756	43.58	59,224,392	38.48

Granted	27,464,985	36.56
Exercised	(7,032,966)	29.08
Lapsed	(2,602,110)	47.58

December 31, 2003	117,510,665	$42.71	71,944,163	$41.80

	Options Outstanding at December 31, 2003			Exercisable Options at December 31, 2003
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$12 to $38	52,386,393	6.4	$33.24	29,356,958	$31.56
39 to 49	38,992,265	6.7	46.41	30,469,163	46.31
50 to 58	26,132,007	7.9	56.18	12,118,042	55.26

$12 to $58	117,510,665	6.8	$42.71	71,944,163	$41.80

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method, pro forma net income (in billions) and earnings per share (EPS) amounts would have been as follows:

	2003	2002	2001
Net income, as reported	$2.8	$2.8	$1.6
Compensation cost under fair value-based accounting method, net of tax	(0.3)	(0.2)	(0.2)

Net income, pro forma	$2.5	$2.6	$1.4

Basic EPS, as reported	$1.76	$1.79	$1.00
Basic EPS, pro forma	1.62	1.65	0.89
Diluted EPS, as reported	1.75	1.78	0.99
Diluted EPS, pro forma	1.62	1.65	0.88
Reported diluted EPS higher than pro forma diluted EPS	0.13	0.13	0.11

        The weighted average fair value of an option granted in 2003, 2002 and 2001 was $8.73, $16.47, and $13.31, respectively. For purposes of fair value disclosures, the fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk-Free Interest Rate	2.7%	4.5%	4.9%
Average Life of Options (years)	5.4	5.4	5.4
Volatility	32.0%	28.0%	27.0%
Dividend Yield	2.8%	1.6%	2.0%

Note 12 — U.S. Food and Drug Administration Consent Decree

        Under terms of a 1999 consent decree with the U.S. government, Abbott was prohibited from manufacturing certain diagnostic products for sale in the U.S. until its Lake County, Ill. manufacturing facilities were found to be in substantial conformity with the Food and Drug Administration's (FDA) Quality System Regulation. In December of 2003, the FDA found the facilities to be in substantial conformity and Abbott can start the process of manufacturing impacted products for sale in the U.S. In connection with the consent decree, Abbott recorded remediation costs and payments to the government, including a pretax charge of $129 million in 2002.

Note 13 — Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2003	2002	2001
5.6% debentures, due 2003	$—	$—	$200,000
5.125% debentures, due 2004	—	1,650,000	1,650,000
6.8% debentures, due 2005	150,000	150,000	150,000
5.625% debentures, due 2006	1,600,000	1,600,000	1,600,000
6.4% debentures, due 2006	250,000	250,000	250,000
0.77% Yen notes, due 2007	91,324	—	—
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
1.05% Yen notes, due 2008	456,621	—	—
1.51% Yen notes, due 2010	136,986	—	—
1.95% Yen notes, due 2013	228,311	—	—
Other, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	139,087	223,973	85,493

Total, net of current maturities	3,452,329	4,273,973	4,335,493
Current maturities of long-term debt, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	1,709,265	221,111	2,379

Total carrying amount	$5,161,594	$4,495,084	$4,337,872

        Principal payments required on long-term debt outstanding at December 31, 2003, are $1,656,772 in 2004, $154,587 in 2005, $1,854,275 in 2006, $91,994 in 2007, $858,189 in 2008, and $417,053 thereafter.

        At December 31, 2003, Abbott had $3,000,000 of unused lines of credit, which support commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted average interest rate on short-term borrowings was 1.1% at December 31, 2003 and 2002 and 1.9% at December 31, 2001.

Note 14 — Business Combinations and Technology Acquisitions

        In 2003, Abbott acquired ZonePerfect Nutrition Company, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash; Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash; and Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met. In 2003, Abbott also acquired the assets of JOMED N.V.'s coronary and peripheral interventional business for approximately $68 million in cash. These acquisitions resulted in a charge of approximately $100 million for acquired in-process research and development, intangible assets of approximately $222 million and non-tax deductible goodwill of approximately $182 million. Acquired intangible assets, primarily product technology, will be amortized over 9 to 25 years (average of approximately 16 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        In 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a pretax charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, are amortized over 4 to 13 years (average of approximately 8 years). Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

        On March 2, 2001, Abbott acquired, for cash, the pharmaceutical business of BASF, which included the global operations of Knoll Pharmaceuticals, for approximately $7.2 billion. This acquisition was financed primarily with short- and long-term borrowings and is accounted for under the purchase method of accounting. The acquisition cost has been allocated to intangible assets, $3.5 billion; goodwill, $2.4 billion; acquired in-process research and development, $1.2 billion; and net tangible assets, $0.1 billion, based on an independent appraisal of fair values. Product rights for marketed products are amortized on a straight-line basis over 10 to 16 years (average 13 years), and goodwill was amortized in 2001 on a straight-line basis over 20 years. Acquired in-process research and development was charged to expense in 2001. The net tangible assets acquired consist primarily of property and equipment of approximately $630 million, trade accounts receivable of approximately $402 million, and inventories of approximately $275 million, net of assumed liabilities, primarily trade accounts payable and other liabilities. Prior to the date of acquisition, Abbott began to plan for the integration and restructuring of the business. In 2001 and 2002, Abbott formally approved several restructuring plans and certain costs of implementing formally approved plans have been included as goodwill. Had this acquisition taken place on January 1, 2000, pro forma consolidated sales would have been $16.7 billion, pro forma net income would have been $2.3 billion and pro forma diluted earnings per share would have been $1.46.

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

Note 15 — Goodwill and Intangible Assets (dollars in millions except per share amounts)

        Effective with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. Goodwill is subject to at least an annual assessment of impairment by applying a fair-value-based test. Abbott assesses goodwill impairment in the third quarter of each year. Had goodwill and certain intangible assets not been subject to amortization in 2001, the transitional pro forma net income would have been higher by approximately $106 and transitional pro forma diluted earnings per share would have been higher by $0.07.

        Abbott recorded goodwill of $182 and $316 in 2003 and 2002, respectively, related to acquisitions. Foreign currency translation adjustments increased goodwill in 2003 and 2002 by approximately $522 and $251, respectively. There were no reductions of goodwill in 2003 relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology, was $4,841, $4,504, and $4,359 as of December 31, 2003, 2002 and 2001, respectively, and accumulated amortization was $899, $733, and $390 as of December 31, 2003, 2002 and 2001, respectively. The net amount of intangible assets with indefinite lives, primarily registered trade names, not subject to amortization was $148 at December 31, 2003, 2002 and 2001. The estimated annual amortization expense for intangible assets is $374 in 2004, $367 in 2005, $364 in 2006, $351 in 2007, and $328 in 2008. Intangible assets are amortized on a straight-line basis over 4 to 25 years (average 14 years).

Note 16 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $340, $370, and $392 at December 31, 2003, 2002, and 2001, respectively. Dividends received from TAP were $606, $695, and $433 in 2003, 2002, and 2001, respectively. Abbott's income from the TAP joint venture is recognized net of consolidating adjustments. Abbott performs certain administrative, selling and manufacturing services for TAP at negotiated rates that approximate fair market value. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2003	2002	2001
Net sales	$3,979.6	$4,037.4	$3,787.2
Cost of sales	1,066.8	884.1	938.6
Income before taxes	1,815.5	2,081.4	1,204.1
Net income	1,161.9	1,333.5	669.9
	December 31
	2003	2002	2001
Current assets	$1,451.6	$1,176.8	$1,191.2
Total assets	1,718.1	1,580.3	1,568.3
Current liabilities	965.8	791.6	713.1
Total liabilities	1,037.2	839.8	804.7

        Undistributed earnings of investments accounted for under the equity method amounted to $315 as of December 31, 2003.

Note 17 — Stock Purchase Rights

        Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires ten percent or more of Abbott common shares or announces a tender or exchange offer which would result in ownership of ten percent or more of Abbott common shares. Following the acquisition of ten percent or more of Abbott's common shares, the holders of the rights, other than the acquiring person or group, may purchase Abbott common shares at half price. In the event of a merger or other acquisition of Abbott, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half price. The rights were not exercisable at December 31, 2003.

Note 18 — Spin-off of Abbott's Core Hospital Products Business

        In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business. The new company, Hospira, Inc., will include the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira, which is expected to be spun off by Abbott in the first half of 2004 pending final approval of the distribution by Abbott's Board of Directors, will include most of Abbott's Hospital Products segment and portions of Abbott's International segment. All of the shares of Hospira's common stock will be distributed to Abbott shareholders in a tax-free distribution on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution. Hospira will borrow or assume approximately $750 million of debt, the proceeds of which will be retained by Abbott to pay down domestic commercial paper borrowings. Hospira has filed a preliminary Form 10 with the Securities and Exchange Commission which includes 2002 unaudited pro forma annual net sales of approximately $2.4 billion, unaudited pro forma annual earnings before income taxes of approximately $350 million and annual net cash flow from operating and investing activities of approximately $340 million. Subsequent to the spin-off, the financial results of Hospira will be presented as discontinued operations in Abbott's financial statements.

Note 19 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2003	2002	2001
First Quarter
Net Sales	$4,580.5	$4,189.3	$3,559.9
Gross Profit	2,382.7	2,293.2	1,916.6
Net Earnings (Loss)(a)	801.0	854.3	(223.6)
Basic Earnings (Loss) Per Common Share(a)	.51	.55	(.14)
Diluted Earnings (Loss) Per Common Share(a)	.51	.54	(.14)
Market Price Per Share-High	40.85	58.00	50.55
Market Price Per Share-Low	33.75	51.40	42.00
Second Quarter
Net Sales	$4,723.6	$4,314.9	$4,099.1
Gross Profit	2,452.8	2,148.3	2,116.1
Net Earnings(b)	246.6	592.3	529.0
Basic Earnings Per Common Share(b)	.16	.38	.34
Diluted Earnings Per Common Share(b)	.16	.38	.34
Market Price Per Share-High	46.94	55.23	54.00
Market Price Per Share-Low	37.57	35.25	43.43
Third Quarter
Net Sales	$4,845.9	$4,341.2	$4,181.2
Gross Profit	2,499.1	2,273.7	2,140.3
Net Earnings	761.2	720.1	631.4
Basic Earnings Per Common Share	.49	.46	.41
Diluted Earnings Per Common Share	.48	.46	.40
Market Price Per Share-High	45.09	43.85	53.82
Market Price Per Share-Low	37.65	29.80	46.35
Fourth Quarter
Net Sales	$5,530.6	$4,839.3	$4,445.1
Gross Profit	2,872.5	2,463.2	2,364.0
Net Earnings	944.4	627.0	613.6
Basic Earnings Per Common Share	.60	.40	.39
Diluted Earnings Per Common Share	.60	.40	.39
Market Price Per Share-High	47.15	46.08	57.17
Market Price Per Share-Low	39.95	36.26	50.40
(a)
First-quarter 2001 included a pretax charge for acquired in-process research and development of $1,015 related to the acquisition of the pharmaceutical business of BASF.

(b)
Second-quarter 2003 included a pretax charge of $622 for the settlement of the Ross enteral nutritional investigation.

Reports of Independent Public Accountants

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings and comprehensive income, shareholders' investment, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended December 31, 2001, prior to the addition of certain 2001 disclosures discussed in Note 5 and Note 15, were audited by other auditors who have ceased operations. Those auditors expressed in their report dated January 15, 2002 an unqualified opinion on those statements.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abbott Laboratories and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 15, effective January 1, 2002, the Company changed its method of accounting for goodwill and intangible assets upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

        As discussed above, the consolidated financial statements of the Company as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. These consolidated financial statements have been revised to include the disclosures required by SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" as revised in 2003. We audited certain 2001 disclosures in Note 5. As described in Note 15, these consolidated financial statements have also been revised to include the transitional disclosures required by SFAS No. 142, "Goodwill and Other Intangible Assets." We audited the transitional disclosures in Note 15. In our opinion, the additional 2001 disclosures in Note 5 and the transitional disclosures for 2001 in Note 15 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 11, 2004

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

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income
(dollars in thousands)

	Years Ended December 31
	2003	2002	2001
			(Unaudited)
Net Sales	$3,979,629	$4,037,415	$3,787,221
Cost of Sales	1,066,760	884,145	938,586

Gross Profit	2,912,869	3,153,270	2,848,635
Selling, General and Administrative	923,382	898,874	1,466,504
Research and Development	179,903	182,456	228,307

Income from Operations	1,809,584	2,071,940	1,153,824
Other Income (Expense):
Interest income	9,712	15,165	52,393
Other expense, net	(3,832)	(5,663)	(2,068)

Income Before Taxes	1,815,464	2,081,442	1,204,149
Provision for Income Taxes	653,566	747,897	534,223

Net Income	1,161,898	1,333,545	669,926
Other Comprehensive Income:
Net unrealized (loss) gain on investment and forward contracts	(10,085)	33,252	(20,846)

Comprehensive Income	$1,151,813	$1,366,797	$649,080

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31
	2003	2002	2001
			(Unaudited)
Cash Flows From Operating Activities:
Net income	$1,161,898	$1,333,545	$669,926
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35,518	24,198	26,906
Deferred income taxes	28,791	2,616	55,578
Other comprehensive income	(10,085)	33,252	(20,846)
Changes in assets and liabilities:
Accounts receivable	40,568	(137,709)	(4,108)
Inventories	(43,807)	(10,240)	36,108
Prepaid expenses and other assets	7,122	(43,030)	(39,219)
Accounts payable and accrued liabilities	(17,794)	56,666	(297,857)
Accrued rebates	181,737	13,772	(31,879)
Accrued compensation and benefits	(7,657)	11,719	12,879
Incentive stock program	(6,063)	(47,006)	22,844

Net Cash Flows From Operating Activities	1,370,228	1,237,783	430,332

Cash Flows From (Used in) Investing Activities:
Proceeds from maturities of investments	373,488	97,341	177,044
Purchases of investments	(120,000)	(209,181)	—
Capital expenditures	(7,078)	(12,619)	(15,500)

Net Cash Flows From (Used in) Investing Activities	246,410	(124,459)	161,544

Cash Flows (Used in) Financing Activities:
Dividends paid	(1,211,414)	(1,389,889)	(864,121)

Cash Flows (Used in) Financing Activities	(1,211,414)	(1,389,889)	(864,121)

Net Increase (Decrease) in Cash and Cash Equivalents	405,224	(276,565)	(272,245)
Cash and Cash Equivalents — Beginning of Year	201,152	477,717	749,962

Cash and Cash Equivalents — End of Year	$606,376	$201,152	$477,717

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$505,004	$753,690	$534,443

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$606,376	$201,152
Short-term investments	5,610	62,840
Accounts receivable, net of allowances: 2003 — $37,824; 2002 — $27,764	580,562	621,130
Inventories	168,506	124,699
Deferred income taxes	23,542	89,296
Prepaid expenses and other assets	67,008	77,699

Total Current Assets	1,451,604	1,176,816
Property and Equipment, net	119,640	87,661
Intangible and Other Assets, net	8,600	19,922
Long-Term Investments	77,000	271,648
Deferred Income Taxes	61,247	24,284

	$1,718,091	$1,580,331

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$127,977	$128,361
Payable to Takeda	101,205	119,023
Payable to Abbott	141,772	237,127
Accrued rebates	412,787	231,050
Income taxes payable	129,062	15,342
Accrued compensation and benefits	53,022	60,679

Total Current Liabilities	965,825	791,582
Other Liabilities	71,357	48,239

Commitments and Contingencies
Total Liabilities	1,037,182	839,821

Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive income	2,321	12,406
Retained earnings	632,639	682,155

Total Shareholders' Equity	680,909	740,510

	$1,718,091	$1,580,331

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2003, 2002 and 2001
(dollars in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2001 (Unaudited)	200	$39,500	$6,449	$—	$932,694	$978,643
Net income (unaudited)	—	—	—	—	669,926	669,926
Net unrealized loss on option and forward contracts (unaudited)	—	—	—	(20,846)	—	(20,846)
Dividends (unaudited)	—	—	—	—	(864,121)	(864,121)

Balance, December 31, 2001 (Unaudited)	200	39,500	6,449	(20,846)	738,499	763,602
Net income	—	—	—	—	1,333,545	1,333,545
Net unrealized gain on option and forward contracts, net of taxes of $7,444	—	—	—	33,252	—	33,252
Dividends	—	—	—	—	(1,389,889)	(1,389,889)

Balance, December 31, 2002	200	39,500	6,449	12,406	682,155	740,510
Net income	—	—	—	—	1,161,898	1,161,898
Net unrealized loss on investment and forward contracts, net of taxes of $(6,051)	—	—	—	(10,085)	—	(10,085)
Dividends	—	—	—	—	(1,211,414)	(1,211,414)

Balance, December 31, 2003	200	$39,500	$6,449	$2,321	$632,639	$680,909

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2003, 2002 and 2001 (Unaudited)
(dollars in thousands)

Note 1.    Description of the Business

        TAP Pharmaceutical Products Inc. and subsidiaries (TAP) is a Delaware corporation owned equally by Abbott Laboratories (Abbott), an Illinois corporation, and Takeda America Holdings, Inc., a wholly-owned subsidiary of Takeda Chemical Industries, Ltd., a Japanese corporation (collectively Takeda). TAP is headquartered in Lake Forest, Illinois and has approximately 3,200 employees. Under an agreement between Abbott and Takeda, TAP develops, markets and sells human pharmaceutical products in the United States, Puerto Rico, and Canada. TAP operates as one business segment with sales primarily in the United States.

        TAP's primary products are Prevacid and Lupron. The principal indications for Prevacid (lansoprazole), a proton pump inhibitor, are for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis. Lupron (leuprolide acetate), a luteinizing hormone-releasing hormone (LH-RH) analog, and Lupron Depot, a sustained release form of Lupron, are used principally for the palliative treatment of advanced prostate cancer, endometriosis and central precocious puberty, and for the pre-operative treatment of patients with anemia caused by uterine fibroids.

        The patents related to lansoprazole and Lupron Depot are material to the operation of TAP's business. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda. The original United States patents covering the Lupron Depot formulations are licensed by TAP from Takeda.

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

        TAP's products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's primary products for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
			(Unaudited)
Prevacid	$3,190,220	$3,157,464	$2,951,254
Lupron	787,768	876,046	832,782

        Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP's accounts receivable are derived from sales to wholesale distributors. Three wholesale distributors accounted for more than 10% of TAP's gross sales in 2003, 2002 and 2001 as follows:

	2003	2002	2001
			(Unaudited)
Wholesale distributor A	25%	22%	20%
Wholesale distributor B	24%	20%	22%
Wholesale distributor C	17%	13%	18%

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

        CASH AND CASH EQUIVALENTS — Cash equivalents include time deposits, certificates of deposit, commercial paper, money market funds and other short-term investments in governmental agency debt securities with original maturities of three months or less, or which are contractually convertible to cash in three months or less.

        INVESTMENT SECURITIES — Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2003	2002
Finished goods	$83,318	$64,751
Work-in-process	85,188	59,948

Total inventories	$168,506	$124,699

        PROPERTY AND EQUIPMENT — Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Building	50 years
Leasehold improvements	2-3 years (or life of lease, whichever is less)
Automobiles	50 months
Furniture and fixtures	10-20 years
Computer hardware and software	3-10 years

        Computer software that is either purchased or developed for use by TAP is capitalized and amortized over a useful life of three to ten years.

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

        INTANGIBLE ASSET — The intangible asset consists of a purchased patent license at a cost of $136,134, less accumulated amortization of $129,494 and $116,212 at December 31, 2003 and 2002, respectively. The patent license is being amortized straight-line over the remaining life of the patent. Annual amortization expense recognized was $13,282 in 2003, 2002 and 2001 (unaudited). The intangible asset will be fully amortized in 2004.

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to a common carrier). Provisions for estimated rebates and sales incentives to customers, doubtful accounts, cash discounts, product returns and customer chargebacks are provided for in the period of the related sale. Rebates and sales incentives are recorded as accrued rebates in the balance sheets. Reserves for doubtful accounts, cash discounts, product returns and customer chargebacks are recorded as reductions to accounts receivable. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

        RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $344,141, $341,562 and $268,816 (unaudited) for 2003, 2002 and 2001, respectively.

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

Note 3.    Property and Equipment and Lease Obligations

        Property and equipment consists of the following at December 31:

	2003	2002
Land and land improvements	$13,337	$13,337
Building	17,884	17,884
Leasehold improvements	8,067	8,067
Furniture and fixtures	33,849	32,846
Computer hardware and software	74,468	66,962
Construction-in-progress	2,415	4,386
Automobiles under capital leases	54,486	—

Property and equipment	204,506	143,482
Less accumulated depreciation and amortization	(84,866)	(55,821)

Property and equipment, net	$119,640	$87,661

        TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases, which expire at various dates through 2008. Lease expense totaled $5,220, $12,541 and $13,729 (unaudited) for 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2003 consist of the following:

2004	$15,800
2005	12,753
2006	9,080
2007	2,655
Thereafter	139

Total	$40,427

Note 4.    Foreign Currency Contracts

        TAP enters into foreign currency forward contracts and purchases Yen call options to hedge purchases of inventories at fixed Yen-denominated prices. The forward contracts require TAP to purchase Yen in exchange for U.S. dollars at pre-determined exchange rates. The Yen call options give TAP the right to purchase Yen in exchange for U.S. dollars at pre-determined strike prices. Both forward and option contracts are designated as cash flow hedges of the variability of cash flows due to changes in exchange rates. TAP does not trade financial instruments with the objective of earning financial gains on the exchange rate fluctuations alone, nor does it trade in currencies or commodities for which there are no underlying exposures.

        Effectiveness of the forward contracts is based on changes in the forward rates. Effectiveness of call options is based solely on the changes in fair value. The effective portion of the changes in value of both forward and option contracts is recorded in Accumulated other comprehensive income, and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        At December 31, 2003 and 2002, TAP had outstanding foreign exchange forward contracts with notional values of $39,840 and $430,774, respectively, and fair values of $921 and $16,761, respectively. TAP also had outstanding option contracts at December 31, 2002 with a notional value of $213,628 and a fair value of $10,226. The fair value of these contracts is recorded as other assets. The net accumulated gain on foreign currency contracts of $2,505 (net of taxes of $1,503) at December 31, 2003 is recorded in Accumulated other comprehensive income and will be reclassified to earnings during 2004 as inventories are sold. During 2003 and 2002, cash flow hedge ineffectiveness was not material. All foreign currency forward contracts outstanding at December 31, 2003 will mature in 2004.

Note 5.    Investments

        The following is a summary of investment securities at December 31:

	2003	2002
Short-term investments:
Debt obligations issued by governmental agencies	$—	$58,840
Restricted funds on deposit	4,000	4,000
Marketable equity securities	1,610	—

Total	$5,610	$62,840

Long-term investments:
Debt obligations issued by governmental agencies, maturing through June 2005	$75,000	$55,000
Restricted funds on deposit	2,000	216,648

Total	$77,000	$271,648

        The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short-term maturity of the investments. The fair value of long-term investments in debt obligations as of December 31, 2003 was $74,978. Restricted funds represent funds in a short-term money market account, which approximates fair value (see Note 7 for further details).

Note 6.    Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 7 for further details). TAP is billed for its share of the costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. TAP made contributions in 2003 and 2002 of $16,520 and $8,392, respectively, to the plan. TAP's contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions and compensation. TAP's contributions for 2003, 2002, and 2001 were $11,251, $9,824 and $7,341 (unaudited), respectively.

        TAP provides health and welfare benefits to its employees through the TAP Pharmaceutical Products Inc. Healthcare Plan (Healthcare Plan). Contributions are made in accordance with the Healthcare Plan's funding policy. TAP records an estimate of liability for incurred but not reported claims. TAP provides certain medical and life insurance benefits to qualifying retirees through the TAP Pharmaceutical Products Inc. Retiree Medical Plan (Retiree Plan). The following provides a reconciliation of the post-employment benefit obligations and funded status of the Retiree Plan:

	2003	2002
Change in benefit obligations:
Projected benefit obligations, January 1	$20,672	$14,476
Service cost	2,149	2,028
Interest cost	978	1,037
Plan amendments	(6,667)	(954)
Actuarial loss	3,703	4,247
Benefits paid	(246)	(162)

Projected benefit obligations, December 31	$20,589	$20,672

Reconciliation of funded status:
Unfunded status	$(20,589)	$(20,672)
Unrecognized net actuarial loss	12,853	9,545
Unrecognized prior service cost	(8,346)	(2,080)

Accrued post-employment benefit liability, December 31	$(16,082)	$(13,207)

        The components of net cost are as follows:

	2003	2002	2001
			(Unaudited)
Service cost	$2,149	$2,028	$1,614
Interest cost	978	1,037	796
Net amortization	(6)	107	69

Net cost	$3,121	$3,172	$2,479

        The assumptions used to determine benefit obligations for medical and dental plans as of December 31, the measurement date for the plan, is as follows:

	2003	2002
Discount rate	6.00%	6.75%

        The assumptions used to determine net cost for medical and dental plans for 2003, 2002 and 2001 are as follows:

	2003	2002	2001
			(Unaudited)
Discount rate	6.75%	7.25%	7.50%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2003	2002	2001
			(Unaudited)
Health care cost trend rate assumed for the next year	8%	9%	5%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2007	2007	2001

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of December 31, 2003 by approximately $5,312 and $(3,825), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the year then ended by approximately $973 and $(769), respectively.

        On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit. The Financial Accounting Standards Board (FASB) has not issued final rules specifying how sponsors should account for this subsidy. TAP has not estimated the expected favorable impact of the legislation on its retiree medical obligations or costs, and therefore has not reflected any effect of the legislation in the financial statements. The final rules, when issued by the FASB, could require companies, including TAP, to retroactively change amounts included in these consolidated financial statements.

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

        In March 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 02-08, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity. EITF No. 02-08 requires that options issued to employees in shares of another Company be accounted for as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, TAP records the fair value of stock options issued after the adoption of EITF

No. 02-08 using the Black-Scholes option-pricing model with the following assumptions as of December 31, 2003:

Risk-Free Interest Rate	3.0%
Average Life of Options (years)	4.9
Volatility	32.2%
Dividend Yield	2.1%

        As of December 31, 2003, TAP has recorded a derivative liability for options granted after the adoption of EITF No. 02-08 of $21,711. Changes in the fair value of these options are recorded as Selling, general and administrative expense.

        As of December 31, 2003 and 2002, TAP has recorded a liability for exercised options of $2,816 and $6,466 as payable to Abbott, respectively. TAP also has recorded a liability for options issued before the adoption of EITF No. 02-08 for the difference between the fair value and strike price of vested yet unexercised options of $15,834 and $8,978 as of December 31, 2003 and 2002, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $25,350, $(41,619) and $33,161 (unaudited) was recorded as Selling, general and administrative expense in 2003, 2002 and 2001, respectively.

        Due to the impact of significant fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires ongoing quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $16,255 and $(560) as of December 31, 2003 and 2002, respectively, and is recorded as other assets (liabilities) in the balance sheets. For 2003, 2002 and 2001, TAP recorded as Selling, general and administrative expenses $(28,600), $57,057 and $(29,722) (unaudited), respectively, of (gain) loss related to the equity swap investments.

        Prior to October 2003, under the Master Agreement, TAP was required to keep on deposit in a money market account, as collateral, funds equal to the fair value of Abbott common stock shares swapped under each transaction at the date of the swap. As of October 2003, TAP was no longer required to maintain this collateral and the requirement to keep on deposit cash totaling $212,417 was lifted as part of a decollateralization agreement. Total funds on deposit at December 31, 2002 were $210,648 and were included in long-term investments in the balance sheet.

Note 8.    Income Taxes

        TAP's U.S. income tax liabilities for years beginning January 1, 1998 and forward are subject to final determination by the Internal Revenue Service (IRS). The IRS is currently reviewing TAP's 1998 U.S. income tax return. Management is of the opinion that, based on information presently available, the income tax reserves are adequate to cover amounts that may ultimately be payable. To the extent that amounts that have been previously deducted differ from the actual amounts that are determined to be deductible, TAP's net earnings in future periods could be materially affected.

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The provision for income taxes includes the following components:

	2003	2002	2001
			(Unaudited)
Current:
U.S. Federal	$595,393	$718,940	$466,018
State	23,331	33,785	12,627

Total current	618,724	752,725	478,645

Deferred:
U.S. Federal	32,520	(4,507)	46,006
State	2,322	(321)	9,572

Total deferred	34,842	(4,828)	55,578

Total	$653,566	$747,897	$534,223

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2003	2002	2001
			(Unaudited)
Statutory tax rate	35.0%	35.0%	35.0%
Non-deductible litigation expense	—	—	8.4
State income taxes, net of federal income tax benefit	0.9	1.0	1.2
Other	0.1	(0.1)	(0.2)

Effective tax rate	36.0%	35.9%	44.4%

        The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2003	2002
Accounts receivable allowances and inventory reserves	$14,571	$11,309
Accrued rebates	942	44,463
Accrued compensation and benefits	3,793	16,890
Other, net	65,483	40,918

Total	84,789	113,580
Less current portion	(23,542)	(89,296)

Long-term net deferred tax assets	$61,247	$24,284

Note 9.    Litigation and Related Matters

        TAP, along with its shareholders, is involved in various claims and legal proceedings including a number of class action and other lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. TAP has filed a response to each of the lawsuits denying all substantive allegations.

        In 2001, TAP entered into an agreement with the U.S. government to settle matters relating to an investigation involving TAP's marketing of its prostate cancer drug, Lupron. TAP recorded a provision of

$660,000 (unaudited) in 2001 related to this matter. In December 2001, TAP paid $875,000 (unaudited), plus interest, to settle this matter.

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

        TAP pays Abbott for services related to a co-promotion agreement, packaging and warehousing, research and development, and administrative functions. Amounts incurred for these services totaled $312,309, $236,836 and $222,940 (unaudited) for 2003, 2002 and 2001, respectively. Under the co-promotion agreement, Abbott promoted Prevacid until June 30, 2003. Abbott acts as an agent for TAP and does not take title or ownership of TAP's products. In addition, Abbott purchased, for international markets, TAP's products for $69,691, $60,899 and $57,482 (unaudited) in 2003, 2002 and 2001, respectively.

        TAP purchases all Lupron Depot and Prevacid unpackaged finished goods inventories from Takeda. Purchases are contracted at fixed Yen-denominated prices. The actual cost, in U.S. dollars, paid to Takeda for purchases of these inventories in 2003, 2002 and 2001, totaled $733,757, $646,076 and $662,343 (unaudited), respectively. TAP has royalty agreements with Takeda for sales of Lupron, Lupron Depot and Prevacid. For 2003, 2002 and 2001, TAP recorded royalty expense of $216,341, $216,774 and $202,901 (unaudited), respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
TAP Pharmaceutical Products Inc.:

        We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, of shareholders' equity, and of cash flows for the years then ended. These financial statements are the responsibility of TAP's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the year ended December 31, 2001 were not audited by us and, accordingly, we do not express an opinion on them.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Chicago, Illinois
February 6, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference are "Committees of the Board of Directors," "Information Concerning Nominees for Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2004 Abbott Laboratories Proxy Statement. The 2004 Proxy Statement will be filed on or about March 9, 2004. Also incorporated herein by reference is the text found under the caption, "Executive Officers of The Registrant" on pages 16 through 25 hereof.

        Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officers, principal accounting officer and controller. That code is part of Abbott's code of business conduct which is available free of charge through Abbott's investor relations website (www.abbottinvestor.com) and is available in print to any shareholder who sends a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 383, AP6D2, Abbott Park, Illinois 60064-6400, attn. Investor Relations. Abbott intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott's principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2004 Proxy Statement under the headings "Compensation of Directors" and "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2004 Proxy Statement will be filed on or about March 9, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a)
  Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by security holders	117,083,543	42.81	18,300,215(1)
Equity Compensation plans not approved by security holders(2)	427,122	16.34	5,529,701(3)
Total	117,510,665	42.71	23,829,916
  (1)
  Abbott Laboratories 1996 Incentive Stock Program. Benefits under the 1996 Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code ("incentive stock options"), stock options that do not qualify for that special tax treatment ("non-qualified stock options"), restricted stock, restricted stock units, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the 1996 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

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
Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2003, 427,122 options remained outstanding under the plans. These options have a weighted-average purchase price of $16.34.
(ii)
Abbott Laboratories Affiliate Employee Stock Purchase Plan. Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses the funds that are then in each participant's account to purchase shares of Abbott common stock. The shares purchased may come from either Abbott's authorized but unissued shares or its treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.
(iii)
Abbott Laboratories Employee Share Ownership Plan. Eligible employees of Abbott's affiliates in the United Kingdom may participate in this plan. Each eligible employee may contribute up to 10% of his or her salary, subject to a maximum statutory limit of £125 per month. Each month, these contributions are used to buy shares of Abbott's common stock on the open market at its then current market price. The plan contains an employer matching share feature under which the participating employers purchase a share of Abbott common stock on the open market for each share purchased by the employee with the first 1.75% of salary. Matching shares cannot be sold or transferred from the plan for a period of three years from the date of allocation. The plan is tax approved.

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
(v)
Abbott Laboratories Equity-Based Award / Recognition Plan. Abbott uses stock award plans to motivate and reward employee performance. For example, shares of Abbott stock are awarded to employees who have been granted a patent or met other performance based criteria. Abbott purchases the shares awarded under these plans on the open market.
(3) The number of securities includes:
(i)	2,693,462 shares available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan,
(ii)	1,457,739 shares available for issuance under the Abbott Laboratories Employee Share Ownership Plan,
(iii)	878,500 shares available for issuance under the Abbott Canada Stock Retirement Plan, and
(iv)	500,000 shares available for issuance under the Abbott Laboratories Equity-Based Award / Recognition Plan.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 11 entitled, "Incentive Stock Program," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the text to be included under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2004 Proxy Statement. The 2004 Proxy Statement will be filed on or about March 9, 2004.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the material under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" in the 2004 Proxy Statement. The 2004 Proxy Statement will be filed on or about March 9, 2004.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this Form 10-K.

1.
Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 41 hereof, for a list of financial statements.

2.
Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products, Inc.:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	92
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Public Accountants on Supplemental Schedule	93
Supplemental Report of Independent Public Accountants	94
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X
TAP Pharmaceutical Products, Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	95
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Public Accountants on Supplemental Schedule	96
  3.
  Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 97, 98, 99 and 100 of this Form 10-K.

(b)
Reports on Form 8-K during the quarter ended December 31, 2003:

  On October 9, 2003, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott's results of operations for the third quarter of 2003.

(c)
Exhibits filed (see Exhibit Index on pages 97, 98, 99 and 100).

(d)
Financial Statement Schedules filed (pages 92 and 95).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 20, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 20, 2004 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ RICHARD A. GONZALEZ Richard A. Gonzalez President and Chief Operating Officer, Medical Products Group and Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden President and Chief Operating Officer, Pharmaceutical Products Group and Director of Abbott Laboratories	/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories

/s/ A. BARRY RAND A. Barry Rand Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories
/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income (a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2003	$198,116	$132,622	$(71,224)	$259,514
2002	195,585	97,649	(95,118)	198,116
2001	190,167	88,248	(82,830)	195,585
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 11, 2004, which report expresses an unqualified opinion and includes explanatory paragraphs related to our audit of certain 2001 disclosures in Note 5 related to pensions and other postemployment benefits, and Abbott Laboratories' change in method of accounting for goodwill and intangible assets and our audit of the 2001 transitional disclosures in Note 15 required by the change; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and in this Annual Report on Form 10-K.

        Our audits also included the financial statement schedule of the Company as it relates to the years ended December 31, 2003 and 2002, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, as it relates to the years ended December 31, 2003 and 2002, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The financial statement schedule for the year ended December 31, 2001 was audited by other auditors who have ceased operations. Those auditors expressed an opinion, in their report dated January 15, 2002, that such 2001 financial statement schedule, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois February 11, 2004

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

ARTHUR ANDERSEN LLP(1)
Chicago, Illinois January 15, 2002
(1)
This report is a copy of the previously issued report covering fiscal years 2001, 2000 and 1999. The predecessor auditors have not reissued their report.

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2003	$27,764	$150,726	$(140,666)	$37,824
2002	23,722	128,870	(124,828)	27,764
2001 (unaudited)	18,822	118,880	(113,980)	23,722
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
TAP Pharmaceutical Products Inc.:

        We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2003 and 2002, and for the years then ended, and have issued our report thereon dated February 6, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of TAP, listed in Item 15, for the years ended December 31, 2003 and 2002. These financial statement schedules are the responsibility of TAP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The accompanying financial statement schedule for the year ended December 31, 2001 was not audited by us and, accordingly, we do not express an opinion on it.

DELOITTE & TOUCHE LLP
Chicago, Illinois February 6, 2004

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2003

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
2.1	*Agreement and Plan of Merger between Abbott Laboratories, Corvette Acquisition Corp. and TheraSense, Inc. dated as of January 12, 2004 filed as Exhibit 2 to the Schedule 13D filed by Abbott Laboratories on January 22, 2004.
3.1	*Articles of Incorporation, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.33, below.)
3.2	*Corporate By-Laws, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Current Report dated June 20, 2003 on Form 8-K.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.
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
4.29	Form of 3.5% Note issued pursuant to Indenture.
4.30	Actions of Authorized Officers with Respect to Abbott's 3.5% Notes.
4.31	Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes.
4.32
*Certificate of Designations, Preferences and Rights of the Series A Junior Participating Preferred Stock filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.33
*Rights Agreement, dated as of November 11, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 15, 1999.
4.34
*Amendment No. 1 to Rights Agreement, dated as of December 7, 1999, between Abbott Laboratories and BankBoston, N.A., as Rights Agent filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on December 20, 1999.
4.35
*Amendment No. 2 to Rights Agreement dated as of May 19, 2000 filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on May 19, 2000. Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	The Abbott Laboratories 1991 Incentive Stock Program, as amended.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended, filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended, filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan, as amended, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.6	Abbott Laboratories Non-Employee Directors' Fee Plan, as amended.**
10.7	The Abbott Laboratories 1996 Incentive Stock Program, as amended.**
10.8	*1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.**

10.9
*Form of Agreement Between Abbott Laboratories and each of M. D. White, R. A. Gonzalez, J. M. Leiden, T. C. Freyman and W. G. Dempsey, regarding Change in Control filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
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

        The 2004 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 9, 2004.

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
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX