Form 10-Q
period 2004-03-31
ABBOTT LABORATORIES
filed 2004-04-29
CIK 1800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004, Abbott Laboratories had 1,559,676,189 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2004	2003
Net Sales	$5,216,053	$4,580,463

Cost of products sold	2,480,281	2,197,741
Research and development	429,024	406,027
Acquired in-process research and development	59,900	—
Selling, general and administrative	1,214,682	996,205
Total Operating Cost and Expenses	4,183,887	3,599,973

Operating Earnings	1,032,166	980,490

Net interest expense	35,345	37,290
(Income) from TAP Pharmaceutical Products Inc. joint venture	(101,673)	(132,088)
Net foreign exchange loss	4,456	35,196
Other (income) expense, net	(15,346)	(13,831)
Earnings Before Taxes	1,109,384	1,053,923

Taxes on earnings	286,475	252,942
Net Earnings	$822,909	$800,981

Basic Earnings Per Common Share	$0.53	$0.51

Diluted Earnings Per Common Share	$0.52	$0.51

Cash Dividends Declared Per Common Share	$0.26	$0.245

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,562,450	1,562,492

Dilutive Common Stock Options	9,669	5,605
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,572,119	1,568,097

Outstanding Common Stock Options Having No Dilutive Effect	77,685	60,144

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash Flow From (Used in) Operating Activities:
Net earnings	$822,909	$800,981
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	233,675	226,252
Amortization of intangibles	93,746	86,403
Acquired in-process research and development	59,900	—
Trade receivables	163,640	246,501
Inventories	(44,934)	(124,240)
Other, net	26,406	(292,881)
Net Cash From Operating Activities	1,355,342	943,016

Cash Flow From (Used in) Investing Activities:
Acquisition of business	(372,106)	—
Acquisitions of property and equipment	(363,581)	(284,914)
Investment securities transactions	(575,771)	12,457
Other	1,633	4,067
Net Cash (Used in) Investing Activities	(1,309,825)	(268,390)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) commercial paper, net	(781,000)	(597,000)
Proceeds from issuance of long-term debt	1,500,000	—
Other borrowing transactions, net	(26,214)	643,432
Common share transactions	(264,069)	(88,255)
Dividends paid	(383,378)	(367,353)
Net Cash From (Used in) Financing Activities	45,339	(409,176)

Effect of exchange rate changes on cash and cash equivalents	38,004	50,584

Net Increase in Cash and Cash Equivalents	128,860	316,034
Cash and Cash Equivalents, Beginning of Year	995,124	704,450
Cash and Cash Equivalents, End of Period	$1,123,984	$1,020,484

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2004	December 31 2003
Assets
Current Assets:
Cash and cash equivalents	$1,123,984	$995,124
Investment securities	929,883	291,297
Trade receivables, less allowances of $279,776 in 2004 and $259,514 in 2003	3,200,593	3,313,377
Inventories:
Finished products	1,564,914	1,467,441
Work in process	618,183	545,977
Materials	680,396	725,021
Total inventories	2,863,493	2,738,439
Prepaid expenses, deferred income taxes and other receivables	2,824,869	2,952,178
Total Current Assets	10,942,822	10,290,415
Investment Securities Maturing after One Year	331,544	406,357
Property and Equipment, at Cost	13,747,635	13,290,747
Less: accumulated depreciation and amortization	7,288,628	7,008,941
Net Property and Equipment	6,459,007	6,281,806
Intangible Assets, net of amortization	4,387,048	4,089,882
Goodwill	4,719,306	4,449,408
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,213,606	1,197,474
	$28,053,333	$26,715,342
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$45,004	$828,092
Trade accounts payable	1,574,940	1,754,367
Salaries, dividends payable, and other accruals	3,336,623	3,188,975
Income taxes payable	314,813	158,836
Current portion of long-term debt	1,682,591	1,709,265
Total Current Liabilities	6,953,971	7,639,535
Long-Term Debt	4,957,253	3,452,329
Post-employment Obligations and Other Long-term Liabilities	2,630,067	2,551,220
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized - 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2004: 1,574,962,985; 2003: 1,580,247,227	3,076,131	3,034,054
Common shares held in treasury, at cost - Shares: 2004: 15,286,796 2003: 15,729,296	(223,192)	(229,696)
Unearned compensation - restricted stock awards	(69,664)	(56,336)
Earnings employed in the business	9,824,818	9,691,484
Accumulated other comprehensive income	903,949	632,752
Total Shareholders’ Investment	13,512,042	13,072,258
	$28,053,333	$26,715,342

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Supplemental Financial Information

(dollars in thousands)

	Three Months Ended March 31
	2004	2003
Net interest expense:
Interest expense	$45,032	$48,181
Interest income	(9,687)	(10,891)
Total	$35,345	$37,290

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures discussed in this note and in Note 5, Abbott estimates the range of possible loss to be from approximately $120 million to $200 million. Abbott has recorded reserves of approximately $135 million for these proceedings and exposures.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 5 - TAP Pharmaceutical Products Inc.

TAP Pharmaceutical Products Inc. (TAP) and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP’s marketing and pricing of Lupron. Abbott has filed or intends to file a response to each of the lawsuits denying all substantive allegations.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP and Abbott. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 6 - Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net cost recognized for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

(dollars in millions)

	Defined Benefit Plans		Medical and Dental Plans
	2004	2003	2004	2003

Service cost — benefits earned during the year	$51.5	$47.2	$15.0	$14.1
Interest cost on projected benefit obligations	69.0	64.6	19.5	22.6
Expected return on plans’ assets	(72.5)	(71.9)	—	—
Net amortization	7.1	1.9	2.8	4.2
Net cost	$55.1	$41.8	$37.3	$40.9

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarter of 2004, $200 million was contributed to the main domestic defined benefit plan.  Abbott expects to contribute between $250 million and $300 million to its main domestic defined benefit plan in 2004, including the contribution made in the first quarter 2004.

Note 7 – Spin-off of Abbott’s Core Hospital Products Business

In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business.  On April 12, 2004, Abbott announced that its board of directors had declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., the global hospital products company to be spun off by Abbott.  For every 10 shares of Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders will receive one share of Hospira stock.  The special dividend distribution is expected to be paid on April 30, 2004.  Hospira will include the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing.  Hospira will include Abbott’s Hospital Products segment and portions of Abbott’s International segment.  All of the shares of Hospira’s common stock will be distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.  Cash, which will generally be taxable to the recipient, will be issued in lieu of fractional shares.  Hospira has filed a Form 10 with the Securities and Exchange Commission, which includes 2003 unaudited pro forma annual net sales of approximately $2.4 billion, unaudited pro forma annual earnings before income taxes of approximately $360 million and annual net cash flow from operating and investing activities of approximately $175 million.  Subsequent to the spin-off, the financial results of Hospira and the costs of the spin-off will be presented as discontinued operations in Abbott’s financial statements.

In April 2004, Abbott borrowed and Hospira will assume approximately $700 million of debt, the proceeds of which will be retained by Abbott to reduce short-term borrowings.  Hospira will be solely responsible for repayment of the principal and for payment of interest on this debt.  The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets will be used in the conduct of Hospira’s international business and Hospira will be subject to the risks and entitled to the benefits generated by these operations and assets commencing immediately after the distribution date.  In accordance with the contracts covering the spin-off, Abbott will retain liabilities for taxes on income prior to the spin-off, post-employment medical benefits for most of Hospira’s U. S. retired employees and U. S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira’s retired employees.  Hospira employees who are eligible to retire as of the spin-off date and who hold options on Abbott common shares will be considered retired for purposes of those outstanding options.  Options held by Hospira employees who are not eligible to retire will be cancelled and replaced with Hospira options.  Abbott options and Hospira options that replace Abbott options will be adjusted for the effects of the spin-off on the value of the options.   An Information Statement including a copy of Hospira’s Form 10 for the year ended December 31, 2003, was mailed to Abbott shareholders as of the record date.

Note 8 - Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended March 31
	2004	2003

Foreign currency translation adjustments	$294,298	$401,117
Unrealized (losses) on marketable equity securities	(15,525)	(121)
Net gains (losses) on derivative instruments designated as cash flow hedges	4,349	(29,056)
Reclassification adjustments for realized gains	(11,925)	(11,005)
Other comprehensive income, net of tax	271,197	360,935
Net Earnings	822,909	800,981
Comprehensive Income	$1,094,106	$1,161,916

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation adjustments	$(1,148,060)	$(92,875)
Minimum pension liability adjustments	302,337	203,182
Cumulative unrealized (gains) losses on marketable equity securities	(67,693)	2,118
Cumulative losses on derivative instruments designated as cash flow hedges	9,467	46,422

Note 9 - Segment Information (dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective January 1, 2004, Abbott’s segments were reorganized to reflect the shift of certain hospital pharmaceutical products from the Hospital Products segment to the Pharmaceutical Products segment, and the separation of the vascular and spinal products businesses into non-reportable segments.  After this reorganization, only the domestic core hospital businesses that are expected to be spun off to Hospira are reported in the Hospital Products segment.  In addition, as of January 1, 2004, the Diagnostic Products segment was reorganized into four separate divisions.  For segment reporting purposes, these divisions are collectively reported as the Diagnostic Products segment.  The segment information below has been restated to reflect these reorganizations.  Abbott’s reportable segments are as follows:

Pharmaceutical Products— U.S. sales of a broad line of pharmaceuticals.

Diagnostic Products— Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

Hospital Products— U.S. sales of hospital products, including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing.

Ross Products— U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

International— Non-U.S. sales of all of Abbott’s pharmaceutical, hospital and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
	2004	2003	2004	2003
Pharmaceutical	$1,561	$1,255	$474	$386
Diagnostics (worldwide)	759	723	62	34
Hospital	487	491	77	86
Ross	666	601	280	263
International	1,592	1,339	422	325
Total Reportable Segments	5,065	4,409	1,315	1,094
Other	151	171
Net Sales	$5,216	$4,580
Corporate functions			65	42
Benefit plans costs			46	9
Non-reportable segments			40	24
Net interest expense			35	37
Acquired in-process research and development			60	—
(Income) from TAP Pharmaceutical Products Inc. joint venture			(102)	(132)
Net foreign exchange loss			4	35
Other, net			58	25
Consolidated Earnings Before Taxes			$1,109	$1,054

In connection with the reorganization of the Hospital Products segment, as described above, certain assets previously included in the Hospital Products segment have been transferred to other segments resulting in a decrease in the total assets in the Hospital Products segment from $2,153 at December 31, 2003 to $1,604 at March 31, 2004.

Note 10 – Sale of Product Rights

In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and recorded this transaction in net sales in accordance with Abbott’s revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott’s Annual Report on Form 10-K.

Note 11 – Business Combinations

In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  In the first quarter of 2004, Abbott recorded a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million and non-tax deductible goodwill of approximately $138 million, which is subject to the completion of an independent appraisal that is expected to be completed in the second quarter of 2004.  Acquired intangible assets, primarily product technology, will be amortized over 7 to 18 years (average of approximately 17 years).  Had the acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.

Note 12 – Incentive Stock Programs

Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended March 31
	2004	2003
Net income, as reported	$823	$801
Compensation cost under fair value-based accounting method, net of tax	(54)	(56)
Net income, pro forma	$769	$745

Basic EPS, as reported	$0.53	$0.51
Basic EPS, pro forma	0.49	0.48
Diluted EPS, as reported	0.52	0.51
Diluted EPS, pro forma	0.49	0.48

Note 13 – Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Abbott’s income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2004	2003
Net Sales	$859.2	$1,010.5
Cost of Sales	248.1	260.0
Income Before Taxes	320.2	412.8
Net Income	203.3	264.2

	March 31, 2004	December 31, 2003
Current Assets	$1,220.0	$1,451.6
Total Assets	1,464.0	1,718.1
Current Liabilities	981.0	965.8
Total Liabilities	1,058.2	1,037.2

Note 14 – Long-term Debt and Interest Rate Hedge Contracts

Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $1.5 billion of long-term debt in the first quarter of 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent.  Proceeds from this debt were used to fund the acquisition of TheraSense in the second quarter of 2004 and to pay down domestic commercial paper borrowings.  In connection with these borrowings, Abbott entered into interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of the $1.5 billion of debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term bench-mark interest rates.  The effect of the hedge is to change the fixed interest rate to a variable rate.

Note 15 – Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded goodwill of $138 related to the acquisition of i-STAT in the first quarter of 2004.  Foreign currency translation adjustments increased goodwill in the first quarters of 2004 and 2003 by approximately $132 and $248, respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $5,194 as of March 31, 2004 and $4,841 as of December 31, 2003, and accumulated amortization was $955 as of March 31, 2004 and $899 as of December 31, 2003.  The net amount of intangible assets with indefinite lives, primarily registered trade names, not subject to amortization was $148 at March 31, 2004 and December 31, 2003.  The estimated annual amortization expense for intangible assets, including amortization of intangibles related to the TheraSense acquisition, is $429 in 2004, $436 in 2005, $433 in 2006, $420 in 2007, and $397 in 2008.  Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 14 years).

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31:

(dollars in millions)

	Net Sales to External Customers		Percentage
	2004	2003	Change (a)
Pharmaceutical	$1,561	$1,255	24.4
Diagnostics	759	723	5.0
Hospital	487	491	(0.8)
Ross	666	601	10.9
International	1,592	1,339	19.0
Total Reportable Segments	5,065	4,409	14.9
Other	151	171	(11.7)
Net Sales	$5,216	$4,580	13.9
Total U.S.	$3,077	$2,764	11.3
Total International	$2,139	$1,816	17.7

(a) Percentage changes are based on unrounded numbers

Worldwide sales for the first quarter 2004 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased first quarter 2004 consolidated net sales 4.9 percent and increased international sales 12.4 percent over the first quarter 2003.  In addition, the effect of the relatively weaker U.S. dollar increased 2004 sales in the Diagnostic Products and International segments by 8.2 percent and 13.2 percent, respectively.

A comparison of the product group sales by segment for the three months ended March 31 is as follows:

(dollars in millions)

	2004	Percentage Change (a)	2003	Percentage Change (a)

Pharmaceutical Products —
Primary Care	$903	36.6	$661	13.1
Specialty	408	55.2	263	5.4
Hospital Pharmaceutical	201	9.0	184	6.8

Diagnostic Products —
Immunochemistry	509	2.1	499	5.8
Diabetes	142	11.2	128	11.4

Hospital Products —
Specialty Injectable Pharmaceuticals	205	(1.6)	208	3.8
Medication Delivery Systems and Critical Care Devices	205	2.9	199	0.6

Ross Products —
Pediatric Nutritionals	296	8.4	273	7.9
Adult Nutritionals	212	9.8	193	(8.5)

International —
Other Pharmaceuticals	720	25.1	576	7.4
Anti-Infectives	246	9.4	224	6.5
Hospital Products	219	13.9	193	8.4
Pediatric Nutritionals	135	18.3	114	0.7
Adult Nutritionals	152	15.1	132	11.1

(a) Percentage changes are based on unrounded numbers.

Increased sales of Flomax, Synthroid and Tricor in 2004 favorably impacted the Primary Care product sales of the Pharmaceutical Products segment, and increased sales of Humira favorably impacted Specialty products sales.  Diagnostic Products and International segment product sales were favorably impacted in 2004 and 2003 by the effect of the relatively weaker U.S. dollar.  Worldwide sales of Humira totaled $149 million in the first quarter 2004 and are forecasted to be more than $700 million for the full year 2004.

The gross profit margin was 52.4 percent for the first quarter 2004 compared to 52.0 percent for the first quarter 2003.  This increase was due primarily to favorable product sales mix, reflecting a relatively higher sales contribution from the Pharmaceutical Products segment, and price and was partially offset by the unfavorable mix effect of exchange on the gross profit margin and higher manufacturing costs.

Research and development expenses for the first quarter 2004 increased 5.7 percent over 2003 due, in part, to increased spending to support pipeline programs, such as the follow-on indications for Humira, other late-stage clinical programs in pharmaceuticals, vascular devices and molecular diagnostics.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2004 increased 21.9 percent over 2003.  The increase is due primarily to increased selling and marketing support for new and existing products, including continued spending on the launch of Humira, as well as spending on other global pharmaceutical branded products and domestic nutritionals.

Business Combinations

In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  In the first quarter of 2004, Abbott recorded a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million and non-tax deductible goodwill of approximately $138 million, which is subject to the completion of an independent appraisal that is expected to be completed in the second quarter of 2004.  Acquired intangible assets, primarily product technology, will be amortized over 7 to 18 years (average of approximately 17 years).  Had the acquisition taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.

Spin-off of Abbott’s Core Hospital Products Business

In August 2003, Abbott announced a plan to create a separate publicly traded company for its existing core hospital products business.  On April 12, 2004, Abbott announced that its board of directors had declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., the global hospital products company to be spun off by Abbott.  For every 10 shares of Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders will receive one share of Hospira stock.  The special dividend distribution is expected to be paid on April 30, 2004.  Hospira will include the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing.  Hospira will include Abbott’s Hospital Products segment and portions of Abbott’s International segment.  All of the shares of Hospira’s common stock will be distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.  Cash, which will generally be taxable to the recipient, will be issued in lieu of fractional shares.  Hospira has filed a Form 10 with the Securities and Exchange Commission, which includes 2003 unaudited pro forma annual net sales of approximately $2.4 billion, unaudited pro forma annual earnings before income taxes of approximately $360 million and annual net cash flow from operating and investing activities of approximately $175 million.  Subsequent to the spin-off, the financial results of Hospira and the costs of the spin-off will be presented as discontinued operations in Abbott’s financial statements.

In April 2004, Abbott borrowed and Hospira will assume approximately $700 million of debt, the proceeds of which will be retained by Abbott to reduce short-term borrowings.  Hospira will be solely responsible for repayment of the principal and for payment of interest on this debt.  The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets will be used in the conduct of Hospira’s international business and Hospira will be subject to the risks and entitled to the benefits generated by these operations and assets commencing immediately after the distribution date.  In accordance with the contracts covering the spin-off, Abbott will retain liabilities for taxes on income prior to the spin-off, post-employment medical benefits for most of Hospira’s U. S. retired employees and U. S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira’s retired employees.  Hospira employees who are eligible to retire as of the spin-off date and who hold options on Abbott common shares will be considered retired for purposes of those outstanding options.  Options held by Hospira employees who are not eligible to retire will be cancelled and replaced with Hospira options.  Abbott options and Hospira options that replace Abbott options will be adjusted for the effects of the spin-off on the value of the options.   An Information Statement including a copy of Hospira’s Form 10 for the year ended December 31, 2003, was mailed to Abbott shareholders as of the record date.

Net Interest Expense

Net interest expense decreased in the first quarter of 2004 compared to 2003 due primarily to lower interest rates.

Sale of Product Rights

In the first quarter 2003, Abbott completed the sale of its U.S. eye and ear care product lines and recorded this transaction in net sales in accordance with Abbott’s revenue recognition accounting policies as discussed in Note 1 to the financial statements included in Abbott’s Annual Report on Form 10-K.  Related gains recorded in net sales were not significant to consolidated net sales.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and, for 2004, include the effect of the charge for non-deductible acquired in-process research and development relating to the acquisition of i-STAT.  The effect of this charge was to increase the effective tax rate from 24.5 percent to 25.8 percent.  Abbott anticipates that the effective tax rate for the rest of 2004 will be higher than 24.5 percent due to the effect of the charge for non-deductible acquired in-process research and development relating to the acquisition of TheraSense in the second quarter of 2004.  The effective tax rates, excluding the effect of these charges, are less than the statutory U.S. federal income tax rate principally due to the benefit of tax exemptions in several taxing jurisdictions and the domestic dividend exclusion.

Liquidity and Capital Resources at March 31, 2004 Compared with December 31, 2003

Net cash from operating activities for the first quarter 2004 totaled $1.4 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At March 31, 2004, Abbott had working capital of approximately $4.0 billion compared to working capital of approximately $2.7 billion at December 31, 2003.  The increase in working capital in 2004 was primarily due to the reduction of short-term commercial paper borrowings with proceeds from the issuance of long-term debt and operating cash flows used to increase short-term investment securities.

At March 31, 2004, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott’s common stock and Abbott purchased 10.6 million shares from this authorization in 2001 and 2000.  Common stock purchases were temporarily suspended in January 2001, following Abbott’s announced acquisition of the pharmaceutical business of BASF.  In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market and purchased 2.7 million of its common shares at a cost of $98 million.  During the first quarter 2004, Abbott purchased 6.9 million of its common shares at a cost of $297 million.  As of March 31, 2004, an additional 4.8 million shares may be purchased in future periods under the June 2000 authorization by the Board of Directors.

In the first quarter 2004, $200 million was contributed to Abbott’s main domestic defined benefit plan. Abbott expects to contribute between $250 million and $300 million to its main domestic defined benefit plan in 2004, including the contribution made in the first quarter 2004.

Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $1.5 billion of long-term debt in the first quarter of 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent.  Proceeds from this debt were used to fund the acquisition of TheraSense in the second quarter of 2004 and to pay down domestic commercial paper borrowings.  In connection with these borrowings, Abbott entered into interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of the $1.5 billion of debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term bench-mark interest rates.  The effect of the hedge is to change the fixed interest rate to a variable rate.

Abbott will fund maturing long-term debt of $1.65 billion, due in July 2004, out of operating cash flows and domestic commercial paper borrowing.  In addition, Abbott expects to retain approximately $700 million of proceeds from borrowings that will be assumed by Hospira as a result of the spin-off of Hospira.  Abbott intends to use these proceeds to reduce short-term borrowings.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to comprehensive government regulation.  Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation were to be enacted, it could have the effect of reducing prices, or reducing the rate of price increases for health care products and services.  International operations are also subject to a significant degree of government regulation.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Exhibit 99.1 to the Annual Report on Form 10-K.

PART I.  FINANCIAL INFORMATION

Item 4.    Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2004, except as otherwise indicated) those described below.

In its 2003 Form 10-K, Abbott reported that three cases were pending in which Abbott sought to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®).  In the case against TorPharm, a division of Apotex, Inc. (“TorPharm”), the United States District Court for the Northern District of Illinois ruled in Abbott’s favor in March 2004 finding that TorPharm’s proposed product infringed Abbott’s patents and entered an injunction effective March 31, 2004:  (i) barring TorPharm and its affiliates from commercially manufacturing, using, selling, or offering to sell in the United States the generic divalproex sodium product found to be infringing or from importing that product into the United States until Abbott’s patents expire and TorPharm receives final approval from the Food and Drug Administration (FDA), and (ii) directing that the effective date of any approval by FDA of the Abbreviated New Drug Application, or any other application concerning the divalproex sodium product that was found to be infringing, shall be no earlier than January 29, 2008, the date Abbott’s patents expire.  In April 2004, TorPharm filed a Notice of Appeal.

As previously reported, a number of cases brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid.  These cases, brought by private plaintiffs and State Attorneys General, generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.  The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re:  Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  Plaintiffs in MDL 1456 also allege that defendants inflated prices on drugs sold through pharmacy benefit managers and allege price fixing by certain defendants, including Abbott, in the creation in 2002 of TogetherRx, LLC, a drug discount program for poor, elderly Americans.  The following previously reported cases have been transferred to MDL 1456:  County of Westchester, Digel, State of California ex rel. Ven-A-Care of the Florida Keys and Turner. One of the previously reported federal court cases, Rice, has been dismissed without prejudice.  Two additional state court cases have been filed:  Commonwealth of Pennsylvania v. TAP Pharmaceutical Products, Inc., et al, filed March 10, 2004, in the Commonwealth Court of Pennsylvania and State of Ohio v. Dey, Inc., et al, filed March 9, 2004, in the Court of Common Pleas, Hamilton County,

Ohio.  Abbott has filed or intends to file a response in each case denying all substantive allegations.

A number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare.  The previously reported federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re:  Lupron® Marketing and Sales Practices Litigation, MDL 1430, and include (i) a consolidated class action complaint brought on behalf of all persons or entities who paid for Lupron® at a price calculated by reference to the published average wholesale price from January 1, 1991 through September 2001; (ii) Empire Healthchoice, Inc., et al., v. TAP Pharmaceutical Products Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd., filed in June 2002 in the United States District Court in Massachusetts; (iii) Cobalt Corporation v. Abbott Laboratories, Inc., Takeda Chemical Industries Ltd. and TAP Pharmaceutical Products Inc., filed in August 2002 in the United States District Court in Massachusetts; (iv) Health Care Service Corporation v. TAP Pharmaceutical Products Inc., et al., removed to the Eastern District of Texas in March 2003; and (v) Liberty National Life Ins. Co. et al. v. TAP Pharmaceutical Products Inc., et al., filed in the Northern District of Alabama in October 2003.

As reported in the 2003 Form 10-K, Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma.  Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug.  One case has been brought by the Attorney General for the State of West Virginia.  As of March 31, 2004, there are a total of 314 lawsuits pending in which Abbott is a party.  52 cases are pending in federal court; 262 cases are pending in state court. 287 cases are brought by individual plaintiffs, and 27 cases are brought as purported class action lawsuits.

In its 2003 Form 10-K, Abbott reported that three shareholder derivative actions were consolidated and pending in the Circuit Court of Cook County, Illinois related to the resolution of the enteral nutritional investigation.  The suits allege that the directors breached their fiduciary duties in failing to stop the alleged improper business practices in the enteral nutritional business.  One of the plaintiffs, Ted Gordon, was elected lead plaintiff, and an amended complaint was filed on March 29, 2004.  Abbott and the directors deny all substantive allegations and intend to move to dismiss the cases.

In its 2003 Form 10-K, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademark Meridia®) that have been brought either as purported class actions or on behalf of individual plaintiffs.  The lawsuits generally allege design defects and failure to warn.  Certain lawsuits also allege consumer protection violations and/or unfair trade practices.  As of March 31, 2004, 123 lawsuits were pending in which Abbott is a party.  114 cases are being or have been transferred to the United States District Court for the Southern District of Ohio and are captioned, In Re Meridia MDL No. 1481.  Seven cases are pending in state court, one case in pending in Canada, and one case in pending in Italy.  One additional state court case was filed during the first quarter:  Lemetti, filed in March 2004 in the Circuit Court, Cook County, Illinois.  The previously dismissed case in Italy, Casartelli v. Abbott, et al., was refiled on February 19, 2004 in the Court of Milan.

Abbott is involved in two cases against Teva Pharmaceuticals USA, Inc. related to Abbott’s patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin® and Biaxin XL®).  Teva filed a declaratory judgment action in the Northern District of Illinois alleging that Teva’s proposed immediate release formulation of Biaxin® does not infringe certain Abbott patents and that Abbott’s patents are invalid.  Abbott counterclaimed that Teva’s proposed product would infringe Abbott’s patents.  Teva filed a separate declaratory judgment action in the Northern District of Illinois alleging that its proposed extended release formulation of Biaxin XL® does not infringe any valid Abbott patent.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 2.          Changes in Securities and Use of Proceeds

(e)      Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 – January 31, 2004	1,340,000	$43.5230	1,340,000	10,361,500	(1)
February 1, 2004 – February 29, 2004	2,650,000	$43.8477	2,650,000	7,711,500	(1)
March 1, 2004 – March 31, 2004	2,881,000	$42.4738	2,881,000	4,830,500	(1)
Total	6,871,000	$43.2083	6,871,000	4,830,500	(1)

(1)On June 9, 2000, the board of directors of Abbott Laboratories approved the purchase of up to 25 million shares of its common stock.

Item 4.    Submission of Matters to a Vote of Security Holders

Abbott Laboratories held its Annual Meeting of Shareholders on April 23, 2004.  The following is a summary of the matters voted on at that meeting.

(a)           The shareholders elected Abbott’s entire Board of Directors.  The persons elected to Abbott’s Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld

Roxanne S. Austin	1,362,509,046	26,368,473

H. Laurance Fuller	1,362,486,084	26,391,435

Richard A. Gonzalez	1,362,487,404	26,390,115

Jack M. Greenberg	1,361,498,420	27,379,099

Jeffrey M. Leiden, M.D., Ph.D.	1,362,361,005	26,516,514

The Lord Owen CH	1,361,808,305	27,069,214

Boone Powell Jr.	1,359,450,008	29,427,511

Addison Barry Rand	1,363,126,438	25,751,081

W. Ann Reynolds, Ph.D.	1,361,828,771	27,048,748

Roy S. Roberts	1,362,849,664	26,027,855

William D. Smithburg	1,362,181,491	26,696,028

John R. Walter	1,358,138,928	30,738,591

Miles D. White	1,356,405,591	32,471,928

(b)           The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott’s auditors.  The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain

1,351,064,451	18,549,558	19,263,510

(c)           The shareholders rejected a shareholder proposal regarding prescription drugs.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

60,458,443	1,025,939,735	66,049,713	236,429,628

(d)           The shareholders rejected a shareholder proposal regarding political contributions.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

78,959,423	1,015,997,889	57,490,583	236,429,624

(e)           The shareholders rejected a shareholder proposal regarding the grant of stock options to senior executives.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

70,757,285	1,054,257,944	27,432,660	236,429,630

(f)            The shareholders rejected a shareholder proposal regarding global infectious diseases.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

73,294,410	1,016,543,147	62,610,742	236,429,220

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Incorporated by reference to the Exhibit Index included herewith.

(b)           Reports on Form 8-K

On January 16, 2004, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott’s results of operations for the fourth quarter and full year of 2003.

On April 6, 2004, Abbott filed a Current Report on Securities and Exchange Commission Form 8-K reporting that Abbott has adjusted its business segment reporting to reflect segment reclassifications effective January 1, 2004 as a result of shifts of reporting responsibilities for certain products previously included in U.S. Hospital Products Sales.

On April 8, 2004, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott’s results of operations for the first quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

	By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President, Finance and Chief Financial Officer

Date: April 29, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.