Form 10-Q
period 2004-06-30
ABBOTT LABORATORIES
filed 2004-08-06
CIK 1800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification
No. 36-0698440

100 Abbott Park Road

Abbott Park, Illinois  60064-6400

Telephone:  (847) 937-6l00

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).         Yes ☒  No ☐.

As of June 30, 2004, Abbott Laboratories had 1,561,156,599 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Sales	$4,703,049	$4,126,259	$9,343,904	$8,135,200

Cost of products sold	2,068,722	1,848,381	4,142,144	3,648,298
Research and development	436,510	378,820	841,088	765,482
Acquired in-process research and development	164,006	39,000	223,906	39,000
Selling, general and administrative	1,237,353	1,631,639	2,390,168	2,571,082

Total Operating Cost and Expenses	3,906,591	3,897,840	7,597,306	7,023,862

Operating Earnings	796,458	228,419	1,746,598	1,111,338

Net interest expense	34,896	38,418	70,337	75,742
(Income) from TAP Pharmaceutical Products Inc. joint venture	(120,231)	(132,542)	(221,904)	(264,630)
Net foreign exchange loss	16,149	9,684	20,626	44,926
Other (income) expense, net	(10,028)	(8,630)	(26,359)	(24,906)
Earnings from Continuing Operations Before Taxes	875,672	321,489	1,903,898	1,280,206
Taxes on Earnings from Continuing Operations	240,794	142,346	506,746	367,202

Earnings from Continuing Operations	634,878	179,143	1,397,152	913,004

Earnings (Loss) from Discontinued Operations, net of taxes	(620)	67,500	60,015	134,620

Net Earnings	$634,258	$246,643	$1,457,167	$1,047,624

Basic Earnings Per Common Share —

Continuing Operations	$0.41	$0.11	$0.89	$0.58

Discontinued Operations	0.00	0.05	0.04	0.09

Net Earnings	$0.41	$0.16	$0.93	$0.67

Diluted Earnings Per Common Share —

Continuing Operations	$0.40	$0.11	$0.89	$0.58

Discontinued Operations	0.00	0.05	0.04	0.09

Net Earnings	$0.40	$0.16	$0.93	$0.67

Cash Dividends Declared Per Common Share	$0.26	$0.245	$0.52	$0.49

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,560,479	1,561,681	1,561,720	1,562,247
Dilutive Common Stock Options	10,007	10,629	9,838	8,117

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,570,486	1,572,310	1,571,558	1,570,364

Outstanding Common Stock Options Having No Dilutive Effect	57,950	59,207	57,950	59,207

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2004	2003

Cash Flow From (Used in) Operating Activities:
Net earnings	$1,457,167	$1,047,624
Less: Earnings from discontinued operations, net of taxes	60,015	134,620
Earnings from continuing operations	1,397,152	913,004
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations -

Depreciation	430,681	392,591
Amortization of intangibles	211,856	170,650
Acquired in-process research and development	223,906	39,000
Trade receivables	66,076	303,855
Inventories	(173,554)	46,705
Other, net	422,081	53,996
Net Cash From Operating Activities of Continuing Operations	2,578,198	1,919,801

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies	(1,965,351)	(242,063)
Acquisitions of property and equipment	(561,787)	(522,634)
Investment securities transactions	(758,118)	215,277
Other	11,735	7,768
Net Cash (Used in) Investing Activities of Continuing Operations	(3,273,521)	(541,652)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	(378,000)	(966,000)
Proceeds from issuance of long-term debt	1,500,000	—
Other borrowing transactions, net	(36,169)	611,028
Common share transactions, net	(227,362)	(62,909)
Dividends paid	(788,909)	(749,816)
Net Cash From (Used in) Financing Activities of Continuing Operations	69,560	(1,167,697)

Effect of exchange rate changes on cash and cash equivalents	852	145,185

Discontinued Operations:
Net cash provided by discontinued operations	161,360	18,820
Financing activities of discontinued operations	700,000	—
Net cash provided by discontinued operations	861,360	18,820

Net Increase in Cash and Cash Equivalents	236,449	374,457
Cash and Cash Equivalents, Beginning of Year	995,124	704,450
Cash and Cash Equivalents, End of Period	$1,231,573	$1,078,907

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2004	December 31 2003
Assets
Current Assets:
Cash and cash equivalents	$1,231,573	$995,124
Investment securities	1,191,774	291,297
Trade receivables, less allowances of $264,480 in 2004 and $259,514 in 2003	2,861,185	3,313,377
Inventories:
Finished products	1,224,318	1,467,441
Work in process	556,174	545,977
Materials	536,934	725,021
Total inventories	2,317,426	2,738,439
Prepaid expenses, deferred income taxes, and other receivables	2,667,984	2,952,178
Assets held for sale	233,018	—
Total Current Assets	10,502,960	10,290,415
Investment Securities Maturing after One Year	258,589	406,357
Property and Equipment, at Cost	11,782,315	13,290,747
Less: accumulated depreciation and amortization	6,168,456	7,008,941
Net Property and Equipment	5,613,859	6,281,806
Intangible Assets, net of amortization	5,134,203	4,089,882
Goodwill	5,263,615	4,449,408
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	848,633	1,197,474
Assets Held for Sale	64,322	—
	$27,686,181	$26,715,342
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$448,106	$828,092
Trade accounts payable	1,485,629	1,754,367
Salaries, dividends payable, and other accruals	3,380,167	3,188,975
Income taxes payable	419,656	158,836
Current portion of long-term debt	1,832,017	1,709,265
Liabilities of operations held for sale	58,448	—
Total Current Liabilities	7,624,023	7,639,535

Post-employment Obligations and Other Long-term Liabilities	2,547,868	2,551,220
Long-Term Debt	4,686,712	3,452,329
Liabilities of Operations Held for Sale	1,712	—
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized – 2,400,000,000 shares Issued at stated capital amount - Shares: 2004: 1,576,415,625; 2003: 1,580,247,227	3,133,990	3,034,054
Common shares held in treasury, at cost - Shares: 2004: 15,259,026; 2003: 15,729,296	(222,828)	(229,696)
Unearned compensation – restricted stock awards	(62,519)	(56,336)
Earnings employed in the business	9,281,618	9,691,484
Accumulated other comprehensive income	695,605	632,752
Total Shareholders’ Investment	12,825,866	13,072,258
	$27,686,181	$26,715,342

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2004

(Unaudited)

Note 1 – Basis of Presentation

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

Note 2 – Spin-off of Hospira

On April 12, 2004, Abbott’s board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc.  For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira stock on April 30, 2004.  All of the shares of Hospira’s common stock were distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.  Cash, which will generally be taxable to the recipient, was issued in lieu of fractional shares.  Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing.  Hospira included Abbott’s Hospital Products segment, after that segment’s reorganization on January 1, 2004, and portions of Abbott’s International segment.  The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows.  Prior years’ balance sheets have not been adjusted to reflect the effect of the spin-off.

The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as available for sale in the condensed consolidated balance sheet as of June 30, 2004.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, property and equipment and trade accounts payable, salaries and other accruals.

In April 2004, Abbott borrowed and Hospira assumed $700 million of debt, the proceeds of which were retained by Abbott to reduce short-term borrowings.  Hospira is solely responsible for repayment of the principal and for payment of interest on this debt.  Abbott has retained liabilities for taxes on income prior to the spin-off, post-employment medical benefits for most of Hospira’s U.S. retired employees and U.S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira’s retired employees.  In connection with the spin-off, Abbott’s defined benefit, medical and dental and employee stock option programs have been adjusted.  See footnotes 7 and 11 for further details.

Summarized financial information for discontinued operations is as follows:

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net sales	$217,931	$597,376	$793,129	$1,168,898
Earnings before taxes	9,286	95,744	90,444	190,950
Taxes on earnings	9,906	28,244	30,429	56,330
Net earnings (loss)	(620)	67,500	60,015	134,620

The financial information above includes the operations of Hospira through April 30, 2004, the date of the spin-off.  As a consequence, the results for the three months ended June 30, 2004 include only one month of the operations of Hospira and the results for the six months ended June 30, 2004 include only four months.  The results of the discontinued operations also include direct transaction costs of approximately $32 million and $36 million in the three months and six months ended June 30, 2004, respectively.

The following is a summary of the assets and liabilities transferred to Hospira on April 30, 2004:

(dollars in millions)

Trade receivables, net	$235
Inventories	481
Prepaid expenses, deferred income taxes, and other receivables	269
Net property and equipment	841
Goodwill	81
Deferred income taxes and other assets	91
Total Assets	$1,998

Short-term borrowings	$700
Trade accounts payable, salaries and other accruals	346
Post-employment obligations and other long-term liabilities	185
Total Liabilities	$1,231

Net Assets Transferred to Hospira	$767

Note 3 – Supplemental Financial Information

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Interest Expense:
Interest expense	$48,329	$48,039	$93,361	$96,254
Interest income	(13,433)	(9,621)	(23,024)	(20,512)
Total	$34,896	$38,418	$70,337	$75,742

Note 4 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, and for 2004 include the effects of the charges for acquired in-process research and development and for other non-tax deductible items.  For 2003, the tax rate includes the effects of the settlement of the Ross enteral nutrition investigation and for the charge for acquired in-process research and development.  The effective tax rates, excluding the effect of these 2004 and 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 5 – Litigation and Environmental Matters

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures discussed in this note and in Note 6, Abbott estimates the range of possible loss to be from approximately $135 million to $215 million. Abbott has recorded reserves of approximately $145 million for these proceedings and exposures.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 6 – TAP Pharmaceutical Products Inc.

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

Note 7 – Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. In the second quarter of 2004, as a result of the spin-off, Abbott remeasured most of its defined benefit and medical and dental plan assets and liabilities and adjusted the net cost for the period subsequent to the spin-off.  Net cost recognized in continuing operations for the six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

(dollars in millions)

	Defined Benefit Plans		Medical and Dental Plans
	2004	2003	2004	2003

Service cost — benefits earned during the year	$85.8	$79.8	$13.7	$15.6
Interest cost on projected benefit obligations	113.3	101.9	25.7	24.8
Expected return on plans’ assets	(126.9)	(116.3)	—	—
Net amortization	12.2	3.1	2.2	2.4
Net cost	$84.4	$68.5	$41.6	$42.8

As a result of the remeasurement of the assets and liabilities of Abbott’s main domestic defined benefit plan, Abbott recorded an additional minimum pension liability adjustment of approximately $80 million.  This resulted in a charge to Accumulated other comprehensive income of approximately $50 million, net of income taxes, in the second quarter 2004.

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  As a result, the projected benefit obligations related to benefits attributed to past service were reduced by approximately $210 million, and the net cost recognized in the second quarter 2004 was reduced by approximately $16 million, of which approximately $3 million was capitalized as a reduction of inventory cost.

As a result of the spin-off of Hospira and the assumption by Hospira of certain defined benefit and medical and dental plan liabilities and assets, Abbott transferred to Hospira net accrued benefit costs and plans’ assets as of April 30, 2004 as follows:

(dollars in millions)

	Defined Benefit Plans	Medical and Dental Plans

Projected benefit obligations	$(426)	$(117)
Plans’ assets	263	—
Net unrecognized actuarial (gains) losses and prior service cost	145	31
Net accrued balance transferred to Hospira	$(18)	$(86)

As a result of the spin-off, Abbott transferred to Hospira a minimum pension liability adjustment and a charge to Accumulated other comprehensive income, net of income taxes, of approximately $41 million and $23 million, respectively.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarter of 2004, $200 million was contributed to the main domestic defined benefit plan and in July 2004, $95 million was contributed to the main domestic defined benefit plan.  In addition, Abbott has accrued at June 30, 2004 and will pay approximately $45 million to Hospira in 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities.  Abbott does not expect to contribute any additional amounts to its main domestic defined benefit plan in 2004.

Note 8 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Foreign currency translation adjustments	$(156,986)	$581,527	$137,312	$982,644
Minimum pension liability adjustments	(50,121)	—	(50,121)	—
Unrealized gains (losses) on marketable equity securities	(20,102)	34,789	(35,627)	34,668
Net gains (losses) on derivative instruments designated as cash flow hedges	7,672	175	12,021	(28,881)
Reclassification adjustments for realized (gains) losses	(8,707)	37	(20,632)	(10,968)

Other comprehensive income (loss), net of tax	(228,244)	616,528	42,953	977,463

Net Earnings	634,258	246,643	1,457,167	1,047,624

Comprehensive Income	$406,014	$863,171	$1,500,120	$2,025,087

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (income) adjustments			$(991,074)	$(674,402)

Minimum pension liability adjustments			329,276	203,182

Cumulative unrealized (gains) on marketable equity securities			(35,602)	(32,708)

Cumulative losses on derivative instruments designated as cash flow hedges			1,795	46,247

Note 9 – Segment Information (dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective January 1, 2004, Abbott’s segments were reorganized to reflect the shift of certain hospital pharmaceutical products from the Hospital Products segment to the Pharmaceutical Products segment, and the separation of the vascular and spinal product businesses into separate segments.  On April 30, 2004, Abbott spun-off its core hospital products business which included all of the Hospital Products segment, after its reorganization on January 1, 2004, and a portion of the International segment.  In addition, as of January 1, 2004, the Diagnostic Products segment was reorganized into four separate divisions.  For segment reporting purposes, these divisions are aggregated and reported as the Diagnostic Products segment.  The segment information below has been adjusted to reflect the reorganizations and the spin-off of Abbott’s core hospital products business.  Abbott’s reportable segments are as follows:

Pharmaceutical Products— U.S. sales of a broad line of pharmaceuticals.

Diagnostic Products— Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.

Ross Products— U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

International— Non-U.S. sales of all of Abbott’s pharmaceutical and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003	2004	2003	2004	2003
Pharmaceutical	$1,644	$1,464	$3,204	$2,719	$615	$501	$1,089	$887
Diagnostics (worldwide)	848	756	1,607	1,479	90	76	152	110
Ross	520	478	1,186	1,079	158	151	438	414
International	1,521	1,310	3,025	2,568	392	306	793	615
Total Reportable Segments	4,533	4,008	9,022	7,845	1,255	1,034	2,472	2,026
Other	170	118	322	290
Net Sales	$4,703	$4,126	$9,344	$8,135
Corporate functions and benefit plans costs					81	48	154	83
Non-reportable segments					49	10	89	34
Net interest expense					35	38	70	76
Acquired in-process research and development					164	39	224	39
(Income) from TAP Pharmaceutical Products Inc. joint venture					(120)	(133)	(222)	(265)
Net foreign exchange loss					16	10	21	45
Other, net (a)					154	701	232	734
Consolidated Earnings from Continuing Operations Before Taxes					$876	$321	$1,904	$1,280

(a)          Other, net for 2004 includes acquisition related charges, primarily related to the TheraSense acquisition.  Other, net for 2003 includes charges of $622 for the settlement of the Ross enteral nutrition investigation.

Note 10 – Business Combinations and Technology Acquisitions

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.  Abbott also acquired certain other product technologies for approximately $352 million.  These acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $903 million, non-tax deductible goodwill of approximately $708 million and deferred income taxes of approximately $241 million.  Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years).  In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  In the first quarter of 2004, Abbott recorded a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $126 million and deferred income taxes of approximately $105 million.  Acquired intangible assets, primarily product technology, will be amortized over 7 to 18 years (average of approximately 17 years).

In the second quarter 2003, Abbott acquired Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met.  Abbott also acquired the assets of JOMED’s coronary and peripheral interventional business line for approximately $68 million in cash.  These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $118 million and non-tax deductible goodwill of approximately $57 million.  Acquired intangible assets, primarily product technology, are amortized over 10 to 16 years (average of approximately 13 years).

Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Note 11 – Incentive Stock Programs

Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees.  Had compensation cost been determined using a fair market value-based accounting method, pro forma net earnings (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net earnings, as reported	$634	$247	$1,457	$1,048
Compensation cost under fair value-based accounting method, net of taxes	(45)	(55)	(99)	(111)
Net earnings, pro forma	$589	$192	$1,358	$937

Diluted EPS from continuing operations, as reported	$0.40	$0.11	$0.89	$0.58
Diluted EPS from continuing operations, pro forma	0.38	0.08	0.83	0.52
Basic EPS, as reported	0.41	0.16	0.93	0.67
Basic EPS, pro forma	0.38	0.12	0.87	0.60
Diluted EPS, as reported	0.40	0.16	0.93	0.67
Diluted EPS, pro forma	0.38	0.12	0.87	0.60

Hospira optionees who were eligible to retire as of the spin-off date are retired from Abbott for purposes of their outstanding options.  Approximately 4.8 million Abbott options held by Hospira optionees who were not eligible to retire were cancelled and were replaced by Hospira.  Pro forma compensation expense for the three and six months ended June 30, 2004 reflects the cancellation of the options.  Abbott options were adjusted for the effects of the spin-off on the value of the options resulting in the issuance of an additional 8.2 million Abbott options.

Note 12 – Equity Method Investments

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Abbott’s income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net Sales	$908.6	$996.2	$1,767.7	$2,006.7
Cost of Sales	258.3	269.9	506.4	529.9
Income Before Taxes	378.7	414.2	698.9	827.0
Net Income	240.5	265.1	443.8	529.3

	June 30 2004	December 31 2003
Current Assets	$1,005.3	$1,451.6
Total Assets	1,263.2	1,718.1
Current Liabilities	895.9	965.8
Total Liabilities	972.7	1,037.2

Note 13 – Long-term Debt and Interest Rate Hedge Contracts

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

Note 14 – Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded goodwill of approximately $834 related to the acquisitions of TheraSense in the second quarter of 2004 and i-STAT in the first quarter of 2004.  Foreign currency translation adjustments increased goodwill in the first six months of 2004 by approximately $62 and approximately $81 of goodwill was transferred to Hospira.  There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $6,375 as of June 30, 2004 and $5,159 as of December 31, 2003, and accumulated amortization was $1,259 as of June 30, 2004 and $1,087 as of December 31, 2003.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $447 in 2004, $467 in 2005, $465 in 2006, $452 in 2007, and $426 in 2008.  Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 14 years).

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the second quarter and first six months:

(dollars in millions)

	Three Months Ended June 30			Six Months Ended June 30
	Net Sales to External Customers		Percentage Change (a)	Net Sales to External Customers		Percentage Change (a)
	2004	2003		2004	2003
Pharmaceutical	$1,644	$1,464	12.3	$3,204	$2,719	17.9
Diagnostics	848	756	12.1	1,607	1,479	8.6
Ross	520	478	8.7	1,186	1,079	9.9
International	1,521	1,310	16.1	3,025	2,568	17.8
Total Reportable Segments	4,533	4,008	13.1	9,022	7,845	15.0
Other	170	118	44.7	322	290	10.7
Net Sales	$4,703	$4,126	14.0	$9,344	$8,135	14.9
Total U.S.	$2,593	$2,283	13.6	$5,181	$4,556	13.7
Total International	$2,110	$1,843	14.5	$4,163	$3,579	16.3

a) Percentage changes are based on unrounded numbers.

Worldwide sales for the second quarter and six months ended June 30, 2004 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased second quarter and first six months 2004 consolidated net sales 3.4 percent and 4.4 percent respectively, and increased Total International sales 7.7 percent and 10.0 percent over the second quarter and first six months of 2003.  In addition, the effect of the relatively weaker U.S. dollar increased second quarter and first six months 2004 sales in the Diagnostic Products segment by 5.6 percent and 6.9 percent, respectively and International segment sales by 7.6 percent and 10.0 percent, respectively.  The increase in Other sales for the second quarter 2004 is due to higher specialty product and vascular device sales, as well as the addition of sales from Spinal Concepts.

A comparison of the product group sales by segment for the first six months ended June 30 is as follows: (dollars in millions)

	Six Months Ended June 30
	2004	Percentage Change (a)	2003	Percentage Change (a)

Pharmaceutical —
Primary Care	$1,793	28.1	$1,400	19.1
Specialty	922	42.7	646	22.3
Hospital Pharmaceuticals	409	5.7	387	1.0

Diagnostics —
Immunochemistry	1,051	2.3	1,026	4.3
Diabetes Care	339	32.2	256	6.7

Ross —
Pediatric Nutritionals	573	10.3	519	1.4
Adult Nutritionals	425	11.8	380	(10.2)

International —
Other Pharmaceuticals	1,524	23.9	1,230	11.7
Anti-Infectives	436	6.1	411	8.9
Hospital Pharmaceuticals	287	15.9	248	20.0
Pediatric Nutritionals	286	13.4	252	1.0
Adult Nutritionals	314	13.8	276	11.7

a) Percentage changes are based on unrounded numbers.

Increased sales of Flomax, Synthroid and Tricor in 2004 favorably impacted the Primary Care product sales of the Pharmaceutical Products segment, and increased sales of Humira favorably impacted Specialty product sales.  Worldwide sales of Humira totaled $351 million in the first six month of 2004 and are forecasted to be more than $800 million for the full year 2004.  Diagnostic Products and International segment product sales were favorably impacted in 2004 and 2003 by the effect of the relatively weaker U.S. dollar. Diabetes Care product sales for the Diagnostic Products segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  In addition, Adult Nutritionals product sales for the Ross Products segment were favorably impacted by the acquisition of ZonePerfect in the third quarter of 2003.  In Abbott’s annual report on Form 10-K for the year ended December 31, 2003, Abbott disclosed that the FDA was studying conditions under which competitors could rely on Abbott’s NDA to market a competitive product to Synthroid.  In the second quarter 2004, the FDA granted approval for generic competition to Synthroid and generic competitors have now entered the market.  U.S. sales of Synthroid in the first six months of 2004 were $342 million.

The gross profit margin was 56.0 percent for the second quarter 2004, compared to 55.2 percent for the second quarter 2003.  First six months 2004 gross profit margin was 55.7 percent, compared to 55.2 percent for the first six months 2003.  The increases in the gross profit margins were due, in part, to the favorable mix effect of exchange on the gross profit margin and favorable product mix for the six months ended June 30, 2004; partially offset by integration costs associated with the acquisition of TheraSense.

Research and development expenses, excluding acquired in-process research and development, increased 15.2 percent in the second quarter 2004 and 9.9 percent for the first six months 2004, respectively, over comparable 2003 periods.  These increases were due, in part, to increased spending to support pipeline programs, including follow-on indications for Humira, other late-stage clinical programs in pharmaceuticals, vascular devices and molecular diagnostics.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter 2004 and first six months 2004 decreased 24.2 percent and 7.0 percent, respectively, over the comparable 2003 periods.  In the second quarter 2003, Abbott recorded in selling, general and administrative expenses, a pretax charge of $614 million related to the settlement of the Ross enteral nutrition investigation.  Excluding the $614 million charge from 2003, selling, general and administrative expenses increased 21.6 percent and 22.2 percent in the second quarter and first six months 2004, respectively.  These increases were due primarily to increased selling and marketing support for new and existing products, including continued spending for the launch of Humira, as well as spending on other marketed pharmaceutical products and domestic nutritionals.

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The net cost recognized in the second quarter 2004 was reduced by approximately $16 million, of which approximately $3 million was capitalized as a reduction of inventory cost.  The effect of this change will reduce the post-employment medical and dental plan net cost for the full year 2004 by approximately $33 million.

Spin-off of Hospira

On April 12, 2004, Abbott’s board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc.  For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira stock on April 30, 2004.  All of the shares of Hospira’s common stock were distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.  Cash, which will generally be taxable to the recipient, was issued in lieu of fractional shares.  Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing.  Hospira included Abbott’s Hospital Products segment, after that segment’s reorganization on January 1, 2004, and portions of Abbott’s International segment.  The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows.  Prior years’ balance sheets have not been adjusted to reflect the effect of the spin-off.

The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as available for sale in the condensed consolidated balance sheet as of June 30, 2004.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, property and equipment and trade accounts payable, salaries and other accruals.

In April 2004, Abbott borrowed and Hospira assumed $700 million of debt, the proceeds of which were retained by Abbott to reduce short-term borrowings.  Hospira is solely responsible for repayment of the principal and for payment of interest on this debt.  Abbott has retained liabilities for taxes on income prior to the spin-off, post-employment medical benefits for most of Hospira’s U.S. retired employees and U.S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira’s retired employees.  In connection with the spin-off, Abbott’s defined benefit, medical and dental and employee stock option programs have been adjusted.

Business Combinations and Technology Acquisitions

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.  Abbott also acquired certain other product technologies for approximately $352 million.  These acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $903 million, non-tax deductible goodwill of approximately $708 million and deferred income taxes of approximately $241 million.  Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years).  In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  In the first quarter of 2004, Abbott recorded a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $126 million and deferred income taxes of approximately $105 million.  Acquired intangible assets, primarily product technology, will be amortized over 7 to 18 years (average of approximately 17 years).

In the second quarter 2003, Abbott acquired Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met.  Abbott also acquired the assets of JOMED’s coronary and peripheral interventional business line for approximately $68 million in cash.  These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $118 million and non-tax deductible goodwill of approximately $57 million.  Acquired intangible assets, primarily product technology, are amortized over 10 to 16 years (average of approximately 13 years).

Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Interest Expense

Net interest expense decreased in both the second quarter and first six months of 2004 due primarily to lower interest rates and a higher level of interest income.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, and for 2004 include the effects of the charges for acquired in-process research and development and for other non-tax deductible items.  For 2003, the tax rate includes the effect of the settlement of the Ross enteral nutrition investigation and the charge for acquired in-process research and development.  The effect of the charges for the second quarter 2004 was to increase the effective tax rate from 24.2 percent to 27.5 percent.  The 24.2 percent tax rate applied to the first six months 2004 is lower than the tax rate for the first three months 2004 prior to the spin-off of Hospira because Hospira’s tax rate was higher than Abbott’s tax rate on income from continuing operations.  Abbott anticipates that the effective tax rate for the last six months of 2004 will be 24.2 percent.  The effective tax rates, excluding the effect of the 2004 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at June 30, 2004 Compared with December 31, 2003

Net cash from operating activities for the first six months 2004 totaled $2.6 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.  The increase in Other, net in operating cash flows for the six months ended June 30, 2004 is due primarily to lower income tax payments and higher dividends from TAP, Abbott’s 50 percent-owned joint venture.

At June 30, 2004, Abbott had working capital of approximately $2.9 billion compared to working capital of approximately $2.7 billion at December 31, 2003.  The increase in working capital in 2004 was primarily due to the reduction of short-term commercial paper borrowings with proceeds from the issuance of long-term debt and operating cash flows used to increase short-term investment securities.

At June 30, 2004, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott’s common stock and Abbott purchased 10.6 million shares from this authorization in 2001 and 2000.  Common stock purchases were temporarily suspended in January 2001, following Abbott’s announced acquisition of the pharmaceutical business of BASF.  In 2003, Abbott announced that it plans to purchase the remaining 14.4 million shares from time to time on the open market and purchased 2.7 million of its common shares at a cost of $98 million.  During the first quarter 2004, Abbott purchased 6.9 million of its common shares at a cost of $297 million.  As of June 30, 2004, an additional 4.8 million shares may be purchased in future periods under the June 2000 authorization by the Board of Directors.

In the first quarter of 2004, $200 million was contributed to the main domestic defined benefit plan and in July 2004, $95 million was contributed to the main domestic defined benefit plan.  In addition, Abbott will pay approximately $45 million to Hospira in 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities.  Abbott does not expect to contribute any additional amounts to its main domestic defined benefit plan in 2004.

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

Abbott retained $700 million of proceeds from borrowings that Hospira assumed as a result of the spin-off and used these proceeds to reduce domestic commercial paper borrowings.  In addition, Abbott retired long-term debt of $1.65 billion in July 2004 with proceeds from domestic commercial paper borrowings.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation.  Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases for health care products and services.  International operations are also subject to a significant degree of government regulation.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

PART II.    OTHER INFORMATION

Item 1.          Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2004, except as otherwise indicated) those described below.

In its 2003 Form 10-K, Abbott reported that a number of antitrust cases were pending in federal court and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In re: Terazosin Hydrochloride, MDL No. 1317.  That court denied certification of a class of direct purchasers of Hytrin but granted certification of a class of indirect purchasers.  The United States Court of Appeals for the Eleventh Circuit has accepted an appeal from Abbott of the district court’s certification of a class of indirect purchasers.

In its Form 10-Q for the first quarter of 2004, Abbott reported that a number of cases brought as purported class actions or representative actions on behalf of individuals or entities, are pending in state and federal court that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid.  These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.  During the second quarter of 2004, two additional state court cases were filed:  The State of Texas ex rel. Greg Abbott, Attorney General, filed in May 2004 in the District Court of Travis County, Texas, and State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin.  Abbott has filed or intends to file a response in each case denying all substantive allegations.

In its 2003 Form 10-K, Abbott reported that a number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various state courts as purported class actions or representative actions on behalf of individuals and/or insurance plans that paid any portion of the co-payment under Medicare for Lupron® based on the published Average Wholesale Price (or, in some instances, any portion of the cost for Lupron).  The cases allege that TAP reported false pricing information in connection with Lupron, a product reimbursable under Medicare.  These cases include Stetser, in which a North Carolina state court had certified a nationwide class. During the second quarter of 2004, the North Carolina Court of Appeals reversed the lower court’s certification of the nationwide class in Stetser and remanded the case to the lower court for further consideration.

In its 2003 Form 10-K, Abbott reported that five cases were pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®).  In June 2004, Reliant Pharmaceuticals, Inc. filed a lawsuit in the United States District Court in Delaware requesting the court to issue a declaratory judgment that Abbott’s fenofibrate patents are invalid and that Reliant’s fenofibrate formulation does not infringe any valid Abbott patent.  Abbott has filed a motion to dismiss this case.

In its Form 10-Q for the first quarter of 2004, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured and sold by Purdue Pharma.  Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug.  One case has been brought by the Attorney General for the State of West Virginia.  As of June 30, 2004, there are a total of 302 lawsuits pending in which Abbott is a party.  69 cases are pending in federal court; 233 cases are pending in state court. 278 cases are brought by individual plaintiffs, and 24 cases are brought as purported class action lawsuits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its 2003 Form 10-K, Abbott reported that Abbott and its current directors are defendants in three shareholder derivative actions that were consolidated and pending in the Circuit Court of Cook County, Illinois and in one shareholder derivative action pending in the United States District Court for the Northern District of Illinois related to the resolution of the enteral nutrition investigation.  During the second quarter of 2004, Abbott and the directors filed motions to dismiss these cases.

In its Form 10-Q for the first quarter of 2004, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademark Meridia®) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn.  Certain lawsuits also allege consumer protection violations and/or unfair trade practices.  As of June 30, 2004, 122 lawsuits were pending in which Abbott is a party.  In July 2004, the United States District Court for the Northern District of Ohio granted Abbott’s motion for summary judgment and dismissed Abbott from the 113 lawsuits pending before it in the case captioned, In Re Meridia MDL No. 1481.  Seven cases are pending in state court, one case is pending in

Canada, and one case is pending in Italy.  The previously reported state court case, Lemetti (filed in March 2004 in the Circuit Court, Cook County, Illinois), was transferred to the Circuit Court of Lake County, Illinois.

In its Form 10-Q for the first quarter of 2004, Abbott reported that it is involved in two cases against Teva Pharmaceuticals USA, Inc. related to Abbott’s patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin® and Biaxin XL®).  Teva filed two declaratory judgment actions in the Northern District of Illinois alleging that Teva’s proposed immediate release clarithromycin and proposed extended release clarithromycin do not infringe certain Abbott patents.  In the case involving Teva’s proposed immediate release clarithromycin, the court denied Abbott’s motion to dismiss and discovery is ongoing.  In the case involving Teva’s proposed extended release clarithromycin, Abbott has filed a motion to dismiss.

Six cases have been filed in the United States District Court for the District of Minnesota (United Senior Action of Indiana, filed in June 2004; Koch, filed in June 2004; Noonan, filed in June 2004; Schafer, filed in May 2004; Iverson, et al., filed in May 2004; and Central Laborers Welfare Fund, filed in July 2004) that allege generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada.  Each purports to be a class action brought on behalf of all United States residents who purchased and/or paid for brand name prescription drugs manufactured by the defendants.  The plaintiffs seek an injunction prohibiting efforts to stop re-importation, a refund of all allegedly unlawful profits received by the defendants, treble damages, and attorneys’ fees.  Abbott intends to file a response in each case denying all substantive allegations.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 2.          Changes in Securities and Use of Proceeds

(e)      Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 – April 30, 2004	372,288	(1)	$43.6488	0	4,830,500	(3)
May 1, 2004 – May 31, 2004	101,268	(1)	$41.1911	0	4,830,500	(3)
June 1, 2004 – June 30, 2004	292,866	(1)	$41.9099	0	4,830,500	(3)
Total	766,422	(2)	$42.6596	0	4,830,500	(3)

(1) These shares represent:  i) the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock, and ii) the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options.

(2) In addition, during the first quarter of 2004, the number of shares surrendered or deemed surrendered to Abbott and the average price paid per share in connection with the vesting of restricted stock and the exercise of employee stock options, as described in footnote 1, were as follows:  i) in January 2004, 232,548 shares having an average price of $45.5524 were surrendered or deemed surrendered, ii) in February 2004,  447,533 shares having an average price of $44.3622 were surrendered or deemed surrendered, and iii) in March 2004, 160,676 shares having an average price of $41.9373 were surrendered or deemed surrendered.

(3) On June 9, 2000, the board of directors of Abbott Laboratories approved the purchase of up to 25 million shares of its common stock.  Abbott did not purchase any shares as part of this program during the second quarter of 2004.

Item 6.          Exhibits and Reports on Form 8-K

(a)      Exhibits

Incorporated by reference to the Exhibit Index included herewith.

(b)      Reports on Form 8-K

On July 1, 2004, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the historical results of Hospira, Inc. through the date of separation as reflected in Abbott’s financial statements as Discontinued Operations.

On July 9, 2004, Abbott Laboratories furnished a Current Report on Securities and Exchange Commission Form 8-K reporting the press release issued by Abbott Laboratories that announced Abbott’s results of operations for the second quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

	By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President, Finance and Chief Financial Officer

Date: August 6, 2004

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