Form 10-Q
period 2004-09-30
ABBOTT LABORATORIES
filed 2004-11-04
CIK 1800

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, Abbott Laboratories had 1,557,392,303 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Sales	$4,681,669	$4,247,855	$14,025,573	$12,383,055

Cost of products sold	2,114,919	1,928,796	6,257,063	5,577,094
Research and development	391,698	409,270	1,232,786	1,174,752
Acquired in-process research and development	8,100	61,240	232,006	100,240
Selling, general and administrative	1,144,416	1,027,774	3,534,584	3,598,856

Total Operating Cost and Expenses	3,659,133	3,427,080	11,256,439	10,450,942

Operating Earnings	1,022,536	820,775	2,769,134	1,932,113

Net interest expense	36,706	36,266	107,043	112,008
(Income) from TAP Pharmaceutical Products Inc. joint venture	(84,582)	(142,821)	(306,486)	(407,451)
Net foreign exchange loss	3,915	5,636	24,541	50,562
Other (income) expense, net	439	(7,240)	(25,920)	(32,146)
Earnings from Continuing Operations Before Taxes	1,066,058	928,934	2,969,956	2,209,140
Taxes on earnings from Continuing Operations	261,979	231,459	768,725	598,661

Earnings from Continuing Operations	804,079	697,475	2,201,231	1,610,479

Earnings from Discontinued Operations, net of taxes	—	63,742	60,015	198,362

Net Earnings	$804,079	$761,217	$2,261,246	$1,808,841

Basic Earnings Per Common Share —

Continuing Operations	$0.52	$0.45	$1.41	$1.03

Discontinued Operations	0.00	0.04	0.04	0.13

Net Earnings	$0.52	$0.49	$1.45	$1.16

Diluted Earnings Per Common Share —

Continuing Operations	$0.51	$0.44	$1.40	$1.02

Discontinued Operations	0.00	0.04	0.04	0.13

Net Earnings	$0.51	$0.48	$1.44	$1.15

Cash Dividends Declared Per Common Share	$0.26	$0.245	$0.78	$0.735

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,559,980	1,562,898	1,561,080	1,562,476
Dilutive Common Stock Options	9,023	9,207	9,567	8,480

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,569,003	1,572,105	1,570,647	1,570,956

Outstanding Common Stock Options Having No Dilutive Effect	78,832	59,836	57,950	59,207

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2004	2003
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,261,246	$1,808,841
Less: Earnings from discontinued operations, net of taxes	60,015	198,362
Earnings from continuing operations	2,201,231	1,610,479
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations -

Depreciation	625,466	547,584
Amortization of intangibles	329,874	253,314
Acquired in-process research and development	232,006	100,240
Trade receivables	(32,769)	162,248
Inventories	(239,488)	(19,568)
Other, net	357,972	202,712
Net Cash From Operating Activities of Continuing Operations	3,474,292	2,857,009

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies	(1,965,351)	(463,886)
Acquisitions of property and equipment	(933,708)	(807,530)
Investment securities transactions	(658,046)	248,804
Other	13,385	64,393
Net Cash (Used in) Investing Activities of Continuing Operations	(3,543,720)	(958,219)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	688,000	(839,850)
Proceeds from issuance of long-term debt	1,500,000	—
Repayment of long-term debt	(1,650,000)	—
Other borrowing transactions, net	136,682	913,018
Common share transactions, net	(405,349)	(48,770)
Dividends paid	(1,194,820)	(1,132,665)
Net Cash (Used in) Financing Activities of Continuing Operations	(925,487)	(1,108,267)

Effect of exchange rate changes on cash and cash equivalents	(20,366)	69,841

Discontinued Operations:
Net cash provided by discontinued operations	131,048	117,123
Financing activities of discontinued operations	700,000	—
Net cash provided by discontinued operations	831,048	117,123

Net (Decrease) Increase in Cash and Cash Equivalents	(184,233)	977,487
Cash and Cash Equivalents, Beginning of Year	995,124	704,450
Cash and Cash Equivalents, End of Period	$810,891	$1,681,937

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2004	December 31 2003
Assets
Current Assets:
Cash and cash equivalents	$810,891	$995,124
Investment securities	1,100,402	291,297
Trade receivables, less allowances of $238,965 in 2004 and $259,514 in 2003	2,945,894	3,313,377
Inventories:
Finished products	1,229,353	1,467,441
Work in process	599,764	545,977
Materials	541,074	725,021
Total inventories	2,370,191	2,738,439
Prepaid expenses, deferred income taxes, and other receivables	2,770,094	2,952,178
Assets held for sale	218,531	—
Total Current Assets	10,216,003	10,290,415
Investment Securities Maturing after One Year	222,155	406,357
Property and Equipment, at Cost	11,963,172	13,290,747
Less: accumulated depreciation and amortization	6,265,567	7,008,941
Net Property and Equipment	5,697,605	6,281,806
Intangible Assets, net of amortization	4,998,480	4,089,882
Goodwill	5,216,582	4,449,408
Deferred Income Taxes, Investment in Joint Ventures and Other Assets	1,147,869	1,197,474
Assets Held for Sale	65,532	—
	$27,564,226	$26,715,342
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$1,696,716	$828,092
Trade accounts payable	1,597,801	1,754,367
Salaries, dividends payable, and other accruals	3,254,718	3,188,975
Income taxes payable	508,367	158,836
Current portion of long-term debt	156,483	1,709,265
Liabilities of operations held for sale	81,372	—
Total Current Liabilities	7,295,457	7,639,535

Post-employment Obligations and Other Long-term Liabilities	2,583,398	2,551,220
Long-Term Debt	4,728,470	3,452,329
Liabilities of Operations Held for Sale	1,557	—
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2004: 1,572,601,329; 2003: 1,580,247,227	3,164,832	3,034,054
Common shares held in treasury, at cost - Shares: 2004: 15,209,026; 2003: 15,729,296	(222,098)	(229,696)
Unearned compensation – restricted stock awards	(55,048)	(56,336)
Earnings employed in the business	9,483,232	9,691,484
Accumulated other comprehensive income	584,426	632,752
Total Shareholders’ Investment	12,955,344	13,072,258
	$27,564,226	$26,715,342

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2004

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as available for sale in the condensed consolidated balance sheet as of September 30, 2004.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, property and equipment and trade accounts payable, salaries and other accruals.

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

Summarized financial information for discontinued operations is as follows:

(dollars in thousands)

	Three Months Ended September 30	Nine Months Ended September 30
	2003	2004	2003

Net sales	$598,026	$793,129	$1,766,924
Earnings before taxes	91,707	90,444	282,657
Taxes on earnings	27,965	30,429	84,295
Net earnings	63,742	60,015	198,362

The financial information above includes the operations of Hospira through April 30, 2004, the date of the spin-off.  As a consequence, the results for the nine months ended September 30, 2004 include only four months of the operations of Hospira.  The results of the discontinued operations also include direct transaction costs of approximately $36 million and approximately $3 million in the nine months ended September 30, 2004 and 2003, respectively.

The following is a summary of the assets and liabilities transferred to Hospira on April 30, 2004:

(dollars in millions)

Trade receivables, net	$235
Inventories	481
Prepaid expenses, deferred income taxes, and other receivables	269
Net property and equipment	841
Goodwill	81
Deferred income taxes and other assets	91
Total Assets	$1,998

Short-term borrowings	$700
Trade accounts payable, salaries and other accruals	346
Post-employment obligations and other long-term liabilities	185
Total Liabilities	$1,231

Net Assets Transferred to Hospira	$767

Note 3 – Supplemental Financial Information

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Interest Expense:
Interest expense	$49,891	$47,219	$143,252	$143,473
Interest income	(13,185)	(10,953)	(36,209)	(31,465)
Total	$36,706	$36,266	$107,043	$112,008

Note 4 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, and for 2004 include the effects of the charges for acquired in-process research and development and for other non-tax deductible items.  For 2003, the tax rate includes the effects of the settlement of the Ross enteral nutrition investigation and the charges for acquired in-process research and development.  The effective tax rates, excluding the effect of these 2004 and 2003 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 5 – Litigation and Environmental Matters

Abbott is involved in various claims and legal proceedings including a number of antitrust suits and investigations in connection with the pricing of prescription pharmaceuticals. These suits and investigations allege that various pharmaceutical manufacturers conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies by providing discounts to mail-order pharmacies, institutional pharmacies and HMOs in violation of state and federal antitrust laws. The suits were brought on behalf of retail pharmacies and name certain pharmaceutical manufacturers, including Abbott, as defendants. The cases seek treble damages, civil penalties, and injunctive and other relief.  Abbott filed a response to each of the complaints denying all substantive allegations.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures discussed in this note and in Note 6, Abbott estimates the range of possible loss to be from approximately $130 million to $225 million. Abbott has recorded reserves of approximately $160 million for these proceedings and exposures.  These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 6 – TAP Pharmaceutical Products Inc.

TAP Pharmaceutical Products Inc. (TAP) and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP’s marketing and pricing of Lupron. During the third quarter of 2004, TAP reached an agreement in principle with plaintiffs to settle the allegations and dismiss Abbott from the cases.  The settlement is subject to court approval.  Abbott reversed the reserve it had recorded for this matter and TAP recorded the expected settlement amount.  Abbott’s portion of this settlement is included in the reserve amounts and range in Note 5 above.

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

Note 7 – Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. In the second quarter of 2004, as a result of the spin-off, Abbott remeasured most of its defined benefit and medical and dental plan assets and liabilities and adjusted the net cost for the period subsequent to the spin-off.   Net cost recognized in continuing operations for the nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:  (dollars in millions)

	Defined Benefit Plans		Medical and Dental Plans
	2004	2003	2004	2003

Service cost — benefits earned during the year	$129.0	$119.0	$21.1	$24.2
Interest cost on projected benefit obligations	173.3	149.4	41.3	36.6
Expected return on plans’ assets	(196.1)	(170.1)	—	—
Net amortization	18.8	4.6	3.4	3.7
Net cost	$125.0	$102.9	$65.8	$64.5

As a result of the April 30, 2004 remeasurement of the assets and liabilities of Abbott’s main domestic defined benefit plan, in connection with the spin-off, Abbott recorded an additional minimum pension liability adjustment of approximately $80 million.  This resulted in a charge to Accumulated other comprehensive income in the second quarter 2004 of approximately $50 million, net of income taxes.

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  As a result, the projected benefit obligations related to benefits attributed to past service were reduced by approximately $210 million, and the net cost recognized in the nine months ended September 30, 2004 was reduced by approximately $25 million.

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

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first nine months of 2004, $295 million was contributed to the main domestic defined benefit plan.  In addition, Abbott transferred approximately $45 million to Hospira in the third quarter 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities.

Note 8 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Foreign currency translation adjustments	$(106,327)	$(486,984)	$30,985	$495,660
Minimum pension liability adjustments	—	—	(50,121)	—
Unrealized gains (losses) on marketable equity securities	(3,101)	19,102	(38,728)	53,770
Net gains on derivative instruments designated as cash flow hedges	2,554	38,141	14,575	9,260
Reclassification adjustments for realized (gains)	(4,305)	(6,169)	(24,937)	(17,137)
Other comprehensive income (loss), net of tax	(111,179)	(435,910)	(68,226)	541,553
Net Earnings	804,079	761,217	2,261,246	1,808,841
Comprehensive Income	$692,900	$325,307	$2,193,020	$2,350,394

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (income) adjustments			$(884,747)	$(187,418)
Minimum pension liability adjustments			329,276	203,182
Cumulative unrealized (gains) on marketable equity securities			(28,196)	(45,641)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges			(759)	8,106

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and certain employee benefits are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003	2004	2003	2004	2003
Pharmaceutical	$1,678	$1,502	$4,882	$4,221	$611	$509	$1,700	$1,397
Diagnostics (worldwide)	845	756	2,452	2,235	112	80	264	190
Ross	531	519	1,717	1,597	136	145	574	558
International	1,425	1,273	4,451	3,841	424	272	1,217	887
Total Reportable Segments	4,479	4,050	13,502	11,894	1,283	1,006	3,755	3,032
Other	203	198	524	489
Net Sales	$4,682	$4,248	$14,026	$12,383
Corporate functions and benefit plans costs					62	57	216	140
Non-reportable segments					55	(6)	144	28
Net interest expense					37	36	107	112
Acquired in-process research and development					8	61	232	100
(Income) from TAP Pharmaceutical Products Inc. joint venture					(85)	(143)	(306)	(407)
Net foreign exchange loss					4	6	25	51
Other, net (a)					136	66	367	799
Consolidated Earnings from Continuing Operations Before Taxes					$1,066	$929	$2,970	$2,209

(a)          Other, net for 2004 includes acquisition related charges, primarily related to the TheraSense acquisition.  Other, net for the nine months 2003 includes charges of $622 for the settlement of the Ross enteral nutrition investigation.

Note 10 – Business Combinations and Technology Acquisitions

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.  In the second quarter 2004, Abbott also acquired certain other product technologies for approximately $352 million.  These acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $903 million, non-tax deductible goodwill of approximately $708 million and deferred income taxes of approximately $241 million.  Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years).  In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  This acquisition resulted in a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $126 million and deferred income taxes of approximately $105 million.  Acquired intangible assets, primarily product technology, are amortized over 7 to 18 years (average of approximately 17 years).

In the third quarter 2003, Abbott acquired ZonePerfect, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash.  In addition, Abbott acquired Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash.  These acquisitions resulted in a charge of approximately $61 million for acquired in-process research and development, intangible assets of approximately $105 million and non-deductible goodwill of approximately $90 million.  Acquired intangible assets, primarily trademarks and product technology, are amortized over 12 to 20 years (average of approximately 15 years).

In the second quarter 2003, Abbott acquired Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met.  Abbott also acquired the assets of JOMED’s coronary and peripheral interventional business line for approximately $68 million in cash.  These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $117 million and non-tax deductible goodwill of approximately $92 million.  Acquired intangible assets, primarily product technology, are amortized over 10 to 16 years (average of approximately 13 years).

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

Note 11 – Incentive Stock Programs

Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees.  Had compensation cost been determined using a fair market value-based accounting method, pro forma net earnings (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Net earnings, as reported	$804	$761	$2,261	$1,809
Compensation cost under fair value-based accounting method, net of taxes	(53)	(57)	(152)	(168)

Net earnings, pro forma	$751	$704	$2,109	$1,641

Diluted EPS from continuing operations, as reported	$0.51	$0.44	$1.40	$1.02
Diluted EPS from continuing operations, pro forma	0.48	0.41	1.32	0.93
Basic EPS, as reported	0.52	0.49	1.45	1.16
Basic EPS, pro forma	0.48	0.45	1.35	1.05
Diluted EPS, as reported	0.51	0.48	1.44	1.15
Diluted EPS, pro forma	0.48	0.45	1.35	1.05

Hospira optionees who were eligible to retire as of the spin-off date are retired from Abbott for purposes of their outstanding options.  Approximately 4.8 million Abbott options held by Hospira optionees who were not eligible to retire were cancelled and were replaced by Hospira.  Pro forma compensation expense for the nine months ended September 30, 2004 reflects the cancellation of the options.  Abbott options were adjusted for the effects of the spin-off on the value of the options resulting in the issuance of an additional 8.2 million Abbott options.

Note 12 – Equity Method Investments

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Abbott’s income from the TAP joint venture is recognized net of consolidating adjustments. Summarized financial information for TAP is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net Sales	$912.8	$945.7	$2,680.6	$2,952.4
Cost of Sales	269.1	258.8	775.5	788.7
Income Before Taxes	266.4	446.3	965.3	1,273.3
Net Income	169.2	285.6	613.0	814.9

	September 30 2004	December 31 2003
Current Assets	$1,501.5	$1,451.6
Total Assets	1,756.2	1,718.1
Current Liabilities	1,247.2	965.8
Total Liabilities	1,298.7	1,037.2

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

Note 14 – Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded goodwill of approximately $834 related to the acquisitions of TheraSense in the second quarter of 2004 and i-STAT in the first quarter of 2004.  Foreign currency translation adjustments increased goodwill in the first nine months of 2004 by approximately $14 and approximately $81 of goodwill was transferred to Hospira.  There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $6,363 as of September 30, 2004 and $5,159 as of December 31, 2003, and accumulated amortization was $1,383 as of September 30, 2004 and $1,087 as of December 31, 2003.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $447 in 2004, $468 in 2005, $466 in 2006, $452 in 2007, and $427 in 2008.  Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 14 years).

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the third quarter and first nine months:

(dollars in millions)

	Three Months Ended September 30			Nine Months Ended September 30
	Net Sales to External Customers		Percentage Change (a)	Net Sales to External Customers		Percentage Change (a)
	2004	2003		2004	2003
Pharmaceutical	$1,678	$1,502	11.7	$4,882	$4,221	15.7
Diagnostics	845	756	11.8	2,452	2,235	9.7
Ross	531	519	2.4	1,717	1,597	7.5
International	1,425	1,273	12.0	4,451	3,841	15.9
Total Reportable Segments	4,479	4,050	10.6	13,502	11,894	13.5
Other	203	198	1.7	524	489	7.1
Net Sales	$4,682	$4,248	10.2	$14,026	$12,383	13.3
Total U.S.	$2,645	$2,406	9.9	$7,827	$6,963	12.4
Total International	$2,037	$1,842	10.6	$6,199	$5,420	14.4

(a) Percentage changes are versus the prior year and are based on unrounded numbers.

Worldwide sales for the third quarter and nine months ended September 30, 2004 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased third quarter and first nine months 2004 consolidated net sales 1.8 percent and 3.5 percent respectively, and increased Total International sales 4.0 percent and 8.0 percent over the third quarter and first nine months of 2003.  In addition, the effect of the relatively weaker U.S. dollar increased third quarter and first nine months 2004 sales in the Diagnostic Products segment by 3.3 percent and 5.7 percent, respectively and International segment sales by 3.9 percent and 8.0 percent, respectively.

A comparison of the product group sales by segment for the first nine months ended September 30 is as follows: (dollars in millions)

	Nine Months Ended September 30
	2004	Percentage Change (a)	2003	Percentage Change (a)
Pharmaceutical —
Primary Care	$2,715	23.4	$2,201	21.2
Specialty	1,449	36.4	1,062	26.4
Hospital Pharmaceuticals	618	2.0	606	5.3
Diagnostics —
Immunochemistry	1,574	2.4	1,537	2.4
Diabetes Care	549	37.2	400	9.4
Ross —
Pediatric Nutritionals	862	6.5	809	7.7
Adult Nutritionals	661	12.3	589	(8.3)
International —
Other Pharmaceuticals	2,309	21.6	1,899	14.8
Anti-Infectives	586	5.4	556	8.2
Hospital Pharmaceuticals	431	13.1	381	18.5
Pediatric Nutritionals	430	11.6	385	5.2
Adult Nutritionals	483	12.7	429	11.4

(a) Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales of Tricor, Flomax and Mobic in 2004 favorably impacted the Primary Care product sales of the Pharmaceutical Products segment, and increased sales of Humira favorably impacted Specialty product sales.  Increased sales of Humira also favorably impacted Other Pharmaceuticals sales in the International Segment.  Worldwide sales of Humira totaled $579 million in the first nine months of 2004 and are forecasted to be more than $800 million for the full year 2004 and more than $1.2 billion in 2005.  Diagnostic Products and International segment product sales were favorably impacted in 2004 and 2003 by the effect of the relatively weaker U.S. dollar. Diabetes Care product sales for the Diagnostic Products segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  In addition, Adult Nutritionals product sales for the Ross Products segment were favorably impacted by the acquisition of ZonePerfect in the third quarter of 2003.   In Abbott’s annual report on Form 10-K for the year ended December 31, 2003, Abbott disclosed that the FDA was studying conditions under which competitors could rely on Abbott’s NDA to market a competitive product to Synthroid.  In the second quarter 2004, the FDA granted approval for generic competition to Synthroid and generic competitors have now entered the market.  U.S. sales of Synthroid in the first nine months of 2004 and 2003 were $496 million and $412 million, respectively, and for the third quarters of 2004 and 2003 were $153 million and $161 million, respectively.

The gross profit margin was 54.8 percent for the third quarter 2004, compared to 54.6 percent for the third quarter 2003.  First nine months 2004 gross profit margin was 55.4 percent, compared to 55.0 percent for the first nine months 2003.  The increases in the gross profit margins were due, in part, to favorable product mix and the favorable mix effect of exchange on the gross profit margin, partially offset by integration costs associated with the acquisition of TheraSense and higher other manufacturing costs.

Research and development expenses, excluding acquired in-process research and development, decreased 4.3 percent in the third quarter 2004 and increased 4.9 percent for the first nine months 2004 over the comparable 2003 periods.  The increase for the first nine months 2004 was due, in part, to increased spending to support pipeline programs, including follow-on indications for Humira, other late-stage clinical programs in pharmaceuticals and vascular devices.  The decrease in the third quarter 2004 was due to the timing of spending, particularly related to the pharmaceutical pipeline and the vascular device programs.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the third quarter 2004 increased 11.3 percent and decreased 1.8 percent for the first nine months 2004 over the comparable 2003 periods.  In the second quarter 2003, Abbott recorded a pretax charge of $614 million in selling, general and administrative expenses related to the settlement of the Ross enteral nutrition investigation.  This 2003 charge reduced the increase in selling, general and administrative expenses by 20.2 percent for the first nine months 2004.  These increases, excluding the effect of the second quarter 2003 charge, were due primarily to increased selling and marketing support for new and existing products, including continued spending for the launch of Humira, as well as spending on other marketed pharmaceutical products and domestic nutritionals.

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The effect of this change will reduce the post-employment medical and dental plan net cost for the full year 2004 by approximately $33 million.

Abbott’s income from the TAP Pharmaceutical Products Inc. (TAP) joint venture was adversely affected by approximately $40 million in the third quarter 2004 as a result of an agreement in principle with plaintiffs to settle allegations of violations of various state or federal laws in connection with TAP’s marketing and pricing of Lupron.  In addition, the TAP joint venture anticipates a non-recurring reduction in Prevacid purchases by one wholesaler customer compared to TAP's previous expectations.  The impact on Abbott's share of TAP joint venture income could be approximately $40 million if the reduction was completed entirely in the fourth quarter.  Abbott expects favorable trends elsewhere in its business to offset this impact, and as a result Abbott confirms the earnings per share guidance it provided in its third quarter earnings release (furnished as Exhibit 99.1 to its Form 8-K dated October 14, 2004.)

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States will occur after the distribution date.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as available for sale in the condensed consolidated balance sheet as of September 30, 2004.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, property and equipment and trade accounts payable, salaries and other accruals.

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

Business Combinations and Technology Acquisitions

In April 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash.  In the second quarter 2004, Abbott also acquired certain other product technologies for approximately $352 million.  These acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $903 million, non-tax deductible goodwill of approximately $708 million and deferred income taxes of approximately $241 million.  Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years).  In January 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash.  This acquisition resulted a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $126 million and deferred income taxes of approximately $105 million.  Acquired intangible assets, primarily product technology, are amortized over 7 to 18 years (average of approximately 17 years).

In the third quarter 2003, Abbott acquired ZonePerfect, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash.  In addition, Abbott acquired Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash.  These acquisitions resulted in a charge of approximately $61 million for acquired in-process research and development, intangible assets of approximately $105 million and non-deductible goodwill of approximately $90 million.  Acquired intangible assets, primarily trademarks and product technology, are amortized over 12 to 20 years (average of approximately 15 years).

In the second quarter 2003, Abbott acquired Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries for approximately $166 million, in cash, plus additional milestone payments of up to $40 million if agreed upon targets are met.  Abbott also acquired the assets of JOMED’s coronary and peripheral interventional business line for approximately $68 million in cash.  These acquisitions resulted in a charge of $39 million for acquired in-process research and development, intangible assets of approximately $117 million and non-tax deductible goodwill of approximately $92 million.  Acquired intangible assets, primarily product technology, are amortized over 10 to 16 years (average of approximately 13 years).

Had these acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

In October 2004, Abbott announced that it would acquire Experimental & Applied Sciences, a nutritional leader in healthy living nutritional products, for approximately $320 million in cash and Spine Next, S.A. for approximately $60 million in cash plus additional milestone payments upon achivement of future targets.

Interest Expense

Net interest expense decreased in the first nine months of 2004 due primarily to a higher level of interest income from higher investment balances.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, and for 2004 include the effects of the charges for acquired in-process research and development and for other non-tax deductible items.  For 2003, the tax rate included the effect of the settlement of the Ross enteral nutrition investigation and the charges for acquired in-process research and development.  The effect of the charges for the nine months 2004 was to increase the effective tax rate from 24.2 percent to 25.9 percent.  The effective tax rates, excluding the effect of the 2003 and 2004 charges, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at September 30, 2004 Compared with December 31, 2003

Net cash from operating activities for the first nine months 2004 totaled $3.5 billion.  Abbott expects annual cash flow from operating activities of continuing operations to continue to exceed Abbott’s capital expenditures and cash dividends.

At September 30, 2004, Abbott had working capital of approximately $2.9 billion compared to working capital of approximately $2.7 billion at December 31, 2003.

At September 30, 2004, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott’s common stock and Abbott purchased 13.3 million shares from this authorization from 2000 through 2003.  During the first nine months ended September 30 2004, Abbott purchased the remaining 11.7 million of its common shares under this authorization at a cost of approximately $500 million.  In October 2004, the Board of Directors authorized the purchase of 50 million shares of Abbott’s common stock from time to time.

In the first nine months of 2004, $295 million was contributed to the main domestic defined benefit plan.  In addition, Abbott transferred approximately $45 million to Hospira in the third quarter of 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities.

Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $1.5 billion of long-term debt in the first quarter of 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent.  Proceeds from this debt were used to fund the acquisition of TheraSense and to pay down domestic commercial paper borrowings.  In connection with these borrowings, Abbott entered into interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of the $1.5 billion of debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term bench-mark interest rates.  The effect of the hedge is to change the fixed interest rate to a variable rate.

Abbott retained $700 million of proceeds from borrowings that Hospira assumed as a result of the spin-off and used these proceeds to reduce domestic commercial paper borrowings.  In addition, Abbott retired long-term debt of $1.65 billion in the third quarter of 2004 with proceeds from domestic commercial paper borrowings.

The acquisitions of Experimental & Applied Sciences and Spine Next, S.A. will be funded with domestic commercial paper borrowings.

Legislative Issues

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004.  Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005.  Any decision to remit additional foreign earnings would increase the effective income tax rate for amounts that would be remitted under the Act.  Except for the possible remittance of additional foreign earnings, Abbott does not expect this legislation to have a material impact on its future operating results.

Effective January 1, 2005, the Medicare formula for reimbursement to providers for physician-administered drugs will change.  Abbott has not determined the effect, if any, the formula change might have on its results of operation.

Abbott’s primary markets are highly competitive and subject to substantial government regulation.  Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services.  International operations are also subject to a significant degree of government regulation.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K, which is available upon request.

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

PART I.  FINANCIAL INFORMATION

Item 4.      Controls and Procedures

(a)                                  Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 1.                     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2004, except as otherwise indicated) those described below.

In its 2003 Form 10-K, Abbott reported that a number of prescription pharmaceutical pricing antitrust suits were brought in the mid-1990s on behalf of retail pharmacies in federal and state courts as purported class actions.  The retail pharmacies allege that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws.  The cases seek treble damages, civil penalties, and injunctive and other relief.  Abbott has agreed to settle one of the previously reported cases, Fullerton Drugs, pending in the Northern District of Illinois for an immaterial amount.

In its 2003 Form 10-K, Abbott reported that a number of antitrust cases were pending in federal court and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In re: Terazosin Hydrochloride, MDL No. 1317.  On August 31, 2004, summary judgment was granted in Abbott’s favor on certain of plaintiffs’ claims.  Abbott’s motions for summary judgment on plaintiffs’ remaining claims are still pending.  One of the previously reported state court cases, Hopper, was stayed pending the resolution of MDL No. 1317.

In its Form 10-Q for the second quarter of 2004, Abbott reported that a number of cases are pending in state and federal court brought as purported class actions or representative actions on behalf of individuals or entities.  These lawsuits allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid.  The federal court cases have been consolidated in the United States District Court in Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  These cases generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.  During the third quarter of 2004, one additional lawsuit was filed:  The City of New York, filed in August 2004 in the United States District Court for the Southern District of New York.  Transfer to MDL 1456 is pending.

In its 2003 Form 10-K, Abbott reported that a number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare.  The parties have reached an agreement in principle to settle these cases.  Terms of the settlement have not been finalized and are subject to court approval.

In its Form 10-Q for the second quarter of 2004, Abbott reported that six cases were pending in federal court in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®).  In the case pending in the United States District Court in Puerto Rico, Cipher Pharmaceuticals has filed three motions for summary judgment of non-infringement.  Abbott has filed oppositions to the motions.

In its Form 10-Q for the second quarter of 2004, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured and sold by Purdue Pharma.  Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third-party payor alleges antitrust pricing violations and overpricing of the drug.  One case has been brought by the Attorney General for the State of West Virginia.  As of September 30, 2004, a total of 300 lawsuits are pending in which Abbott is a party.  64 cases are pending in federal court; 236 cases are pending in state court.  277 cases are brought by individual plaintiffs, and 23 cases are brought as purported class action lawsuits. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its Form 10-Q for the second quarter of 2004, Abbott reported that it is involved in two cases against Teva Pharmaceuticals USA, Inc. related to Abbott’s patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin® and Biaxin XL®).  Teva filed two separate declaratory judgment actions in the Northern District of Illinois alleging that Teva’s proposed immediate release clarithromycin and proposed extended release clarithromycin do not infringe certain Abbott patents.  In the case involving Teva’s proposed extended release clarithromycin, the court granted Abbott’s motion to dismiss on jurisdictional grounds. In October 2004, Genpharm Inc. filed a lawsuit in the United States District Court for the Northern District of Illinois seeking a declaration that its proposed generic immediate release clarithromycin does not infringe certain Abbott patents. Litigation relating to clarithromycin patents is also pending in the United Kingdom, Germany, Netherlands, Spain, Belgium, and Canada.

In its Form 10-Q for the second quarter of 2004, Abbott reported that six cases had been filed in the United States District Court for the District of Minnesota alleging generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada.  A seventh case was filed during the third quarter (Mills, filed in July 2004 in the United States District Court for the District of Minnesota).  All seven cases were consolidated under the caption In re Canadian Import Antitrust Litigation.  The consolidated lawsuit purports to be a class action brought on behalf of all United States residents who purchased and/or paid for brand name prescription drugs manufactured by the defendants.  The plaintiffs seek an injunction prohibiting efforts to stop re-importation, a refund of all allegedly unlawful profits received by the defendants, treble damages, and attorneys’ fees.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)          Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	43,820	(1)	$39.440	0	4,830,500	(2)
August 1, 2004 – August 31, 2004	1,732,208	(1)	$41.030	1,661,000	3,169,500	(2)
September 1, 2004 – September 30, 2004	3,491,682	(1)	$42.506	3,169,500	0	(2)
Total	5,267,710		$41.9952	4,830,500	0	(2)

(1)  In addition to the shares purchased under the publicly announced program described below, these shares represent: (i) the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock –3,368 in July, 16,690 in August, and 0 in September; and (ii) the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options –40,452 in July, 54,518 in August, and 322,182 in September.

(2)  On June 9, 2000, the board of directors of Abbott Laboratories approved the purchase of up to 25 million of Abbott's common shares.  During the third quarter, Abbott completed the share repurchase program that was authorized in June 2000.  On October 14, 2004, Abbott announced that the Abbott board of directors approved the purchase of up to 50 million of its common shares.

Item 6.        Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

	By:	/s/ Thomas C. Freyman
Thomas C. Freyman, Executive Vice President, Finance and Chief Financial Officer

Date: November 4, 2004

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 2nd Amendment February 20, 2004.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Cautionary Statement Regarding Forward-Looking Statements.