Form 10-K
period 2004-12-31
ABBOTT LABORATORIES
filed 2005-03-02
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X     No

The aggregate market value of the 1,487,147,688 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2004), was approximately $60,616,139,804. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2005: 1,558,939,682

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2005 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 18, 2005.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable revenue segments: Pharmaceutical Products, Diagnostic Products, Ross Products, and International. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc.

        Abbott previously had five reportable segments. Effective January 1, 2004, Abbott's segments were reorganized to reflect the shift of certain hospital pharmaceutical products from the Hospital Products segment to the Pharmaceutical Products segment, and the separation of the vascular and spinal products businesses into separate non-reportable segments. In addition, as of January 1, 2004, the Diagnostic Products segment was reorganized into four separate divisions. For segment reporting purposes, these divisions are aggregated and reported as the Diagnostic Products segment.

        On April 12, 2004, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one common share of Hospira stock on April 30, 2004. All of the shares of Hospira's common stock were distributed to Abbott shareholders on a pro-rata basis. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment after that segment's reorganization on January 1, 2004 and portions of the International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off. The prior years' segments have been adjusted to conform to the current year's presentation.

Pharmaceutical Products

        The Pharmaceutical Products segment's products include a broad line of adult and pediatric pharmaceuticals, which are sold primarily on the prescription, or recommendation, of physicians.

        The principal products included in the Pharmaceutical Products segment are:

  •
  Depakote®, an agent for the treatment of epilepsy, migraine, and bipolar disorder;

  •
  TriCor®, for the treatment of elevated triglycerides;

  •
  HUMIRA® for the treatment of rheumatoid arthritis;

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

  •
  the anti-infectives clarithromycin, sold in the United States under the trademark Biaxin®, and Omnicef®, an oral cephalosporin antibiotic;

  •
  Synthroid®, for the treatment of hypothyroidism;

  •
  Mavik® and Tarka®, for the treatment of hypertension;

  •
  Meridia®, for the treatment of obesity;

  •
  the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection;

  •
  the anesthesia product sevoflurane, sold in the United States under the trademark Ultane®; and

  •
  the specialty injectable Zemplar®, for the treatment of hyperparathyroidism.

In addition, through an agreement with Boehringer Ingelheim, the Pharmaceutical Products segment co-promotes and distributes Flomax® for the treatment of benign prostatic hyperplasia, Micardis® for the treatment of hypertension, and Mobic® for the treatment of arthritis.

        The Pharmaceutical Products segment markets its products in the United States and generally sells its products directly to wholesalers, government agencies, health care facilities, and independent retailers from Abbott-owned distribution centers and public warehouses. This segment directs its primary marketing efforts toward securing the prescription of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the Department of Veterans Affairs and the Department of Defense) are also important customers.

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

Diagnostic Products

        The Diagnostic Products segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, alternate-care testing sites, plasma protein therapeutic companies, and consumers. In the first quarter of 2004, Abbott acquired i-STAT Corporation, a leading manufacturer of point-of-care diagnostic systems for blood analysis. In the second quarter of 2004, Abbott completed its acquisition of TheraSense, Inc. TheraSense develops, manufactures and markets FreeStyle® blood glucose self-monitoring systems, and is a leader in developing systems that feature a very small sample size, rapid test results, and less painful testing.

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

  •
  clinical chemistry systems such as ARCHITECT® c8000® and Aeroset®;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series;

  •
  the MediSense® product line of blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including Precision Xtra™, MediSense Optium™, Precision PCx®, Precision Q.I.D.®, MediSense II™, TrueMeasure® strips, Precision Link® Direct, and Precision® Sure-Dose® insulin syringes;

  •
  the TheraSense® product line of FreeStyle® blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including FreeStyle®, FreeStyle® Flash (sold in certain international markets as FreeStyle® Mini), FreeStyle Papillon™, and FreeStyle® Tracker; and

  •
  the i-STAT® point-of-care diagnostic systems and tests for blood analysis, including the i-STAT® system.

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

        The Diagnostic Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for people with diabetes are also marketed and sold over the counter to consumers.

        The Diagnostic Products segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment's products are subject to restrictions on their sale in the United States. These restrictions are discussed in the section captioned, "Regulation" on pages 8 and 9.

Ross Products

        The Ross Products segment's products include a broad line of pediatric and adult nutritionals. These products are sold directly to consumers, often on the recommendation of physicians or other health care professionals. The Ross Products segment also includes specialty pharmaceuticals. In the fourth quarter of 2004, Abbott acquired EAS Inc., a nutritional leader with a strong portfolio of brands, including AdvantEdge®, Myoplex®, and Body for Life®.

        Principal products in the Ross Products segment include:

  •
  various forms of prepared infant formula, including Similac®Advance®, Similac®, Similac® With Iron, Similac®2, Isomil® Advance®, Isomil®, Isomil®2, Alimentum®, and Similac® NeoSure®;

  •
  other adult and pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure®, PediaSure®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Pivot™, and Pulmocare®;

  •
  the pharmaceutical product, Survanta®;

  •
  Zone Perfect® bars; and

  •
  the EAS family of nutritional brands.

In addition, the Ross Products segment co-promotes Synagis®, for prevention of respiratory syncytial virus, under an agreement with MedImmune Inc.

        The Ross Products segment markets its products in the United States, except for EAS® and Zone Perfect® retail products which are sold worldwide. In most cases, its products are distributed from Abbott-owned distribution centers or public warehouses.

        It generally sells nutritional products directly to retailers, wholesalers, health care facilities, and government agencies. Currently, primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, nutritional products are also promoted through direct to consumer marketing efforts. Similac® Advance®, Isomil® Advance®, PediaSure®, Pedialyte®, Ensure®, Glucerna®, Zone Perfect®, and EAS® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers.

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

International

        The International segment's products include a broad line of pharmaceutical and adult and pediatric nutritional products marketed and primarily manufactured outside the United States. These products are sold primarily on the prescription or recommendation of physicians and other health care professionals. This segment also includes consumer products.

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

  •
  Synagis® for prevention of respiratory syncytial virus;

  •
  HUMIRA® for the treatment of rheumatoid arthritis;

  •
  Ogastro®, also marketed as Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis;

  •
  various cardiovascular products, including Loftyl®, a vasoactive agent, Mavik® (also marketed as Goptin®), Isoptin® and Tarka® for the treatment of hypertension, Hytrin® used for the treatment of hypertension and benign prostatic hyperplasia and candesartan (sold under the trademarks Blopress® and Tiadyl®), an angiotension 2 antagonist;

  •
  Reductil® (also marketed as Reductyl™ and Reductal™) for the treatment of obesity;

  •
  various forms of infant formulas and follow-on formulas, including Similac®Advance®, Gain®, Abbott Grow®, and PediaSure®;

  •
  various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®;

  •
  anesthesia products, including sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane; and

  •
  specialty injectables such as Zemplar®, Calcijex®, and Survanta®.

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

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Pharmaceutical Company, Ltd. of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer and for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor. Its principal indications are for short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 6. These, and various patents which expire during the period 2005 to 2024, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA®), those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid® and Klaricid®), those related to divalproex sodium (which is sold under the trademark Depakote®), those related to lansoprazole (which is sold under the trademarks Prevacid® and Ogastro®), and those related to lopinavir/ritonavir (which is sold under the trademark Kaletra®), are material in relation to Abbott's business as a whole. The original United States compound patents covering adalimumab will expire in 2016. The original United States compound patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and will expire in 2005. The original United States compound patents covering divalproex sodium will expire in 2008. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009. The original United States compound patent covering lopinavir will expire in 2015. The original United States compound patents covering ritonavir will expire in 2013 and 2014. The original United States composition patent covering lopinavir/ritonavir will expire in 2016. In addition, the patents, licenses, and trademarks related to fenofibrate (which is sold under the trademark TriCor®) are significant for Abbott's Pharmaceutical Products segment and the patents, licenses, and trademarks related to sevoflurane (which is sold under the trademarks Sevorane® and Ultane®) are significant for Abbott's International segment. The principal United States formulation patents covering the fenofibrate products will expire in 2009, 2011, 2018, and 2020. The principal formulation patents covering sevoflurane in the International segment's major markets will expire in 2018. Litigation involving Abbott's patents covering clarithromycin, its patents covering divalproex sodium, and its patents covering fenofibrate is discussed in Legal Proceedings on pages 11, 14 and 15.

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

Research and Development

        Abbott spent $1,696,753,000 in 2004, $1,623,752,000 in 2003, and $1,474,537,000 in 2002 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2004 were approximately $10 million and $58 million, respectively. Capital and operating expenditures for pollution control are estimated to approximate $6 million and $61 million, respectively, in 2005.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at 17 locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. The aggregate costs of remediation at these sites by all identified parties are uncertain but have been subject to widely ranging estimates totaling as much as several hundred million dollars. In many cases, Abbott believes that the actual costs will be lower than these estimates, and the fraction for which Abbott may be responsible is anticipated to be considerably less and will be paid out over a number of years. Abbott may participate in the investigation or cleanup at these sites. Abbott is also voluntarily investigating potential contamination at one Abbott-owned site, and is engaged in remediation at five other sites, in cooperation with the Environmental Protection Agency (EPA) or similar agencies.

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

Employees

        Abbott employed approximately 60,600 persons as of December 31, 2004.

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

        Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the FDA's Quality System Regulation. In 2003, the FDA concluded that those operations were in substantial conformity with that regulation. Abbott is introducing new diagnostics products manufactured at its Lake County, Illinois facility and continuing the process of reintroducing products removed from the market as a result of the consent decree.

        Governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees, such as application, product, and establishment fees.

        International operations are also subject to a significant degree of government regulation and country-specific rules and regulations. Many countries, directly or indirectly, through reimbursement limitations, control the selling price of most health care products. Furthermore, many countries limit the importation of raw materials and finished products.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In 2006, a prescription drug benefit will be implemented under the Medicare program, providing eligible individuals with greater access to prescription drugs. Although it is not yet possible to assess the overall impact on Abbott, that impact is expected to be neutral, with any increase in volume likely to be offset by federal and state governments' efforts to manage the costs of Medicare and Medicaid programs. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Manufacturers must pay certain statutorily-prescribed rebates on Medicaid purchases for reimbursement on prescription drugs under state Medicaid plans and some states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, and Public Health Service entities and institutions.

        In the United States, governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states participate in WIC and have sought and obtained rebates from manufacturers of infant formula whose products are used in the program. All states have conducted competitive bidding for infant formula contracts which require the use of specific infant formula products by the state WIC program, unless a physician requests a non-contract formula for a WIC client. States participating in WIC are required to engage in competitive bidding or to use any other cost containment measure that yields savings equal to or greater than the savings generated by a competitive bidding system.

        Abbott expects debate to continue during 2005 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health care products and services.

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

        Abbott's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott's audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on Abbott's investor relations website (www.abbottinvestor.com) or by sending a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 383, AP6D2, Abbott Park, Illinois 60064-6400, attn. Investor Relations.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2004, are listed below.

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products and Diagnostic Products
Abingdon, England*	Diagnostic Products
Alameda, California	Diagnostic Products
Altavista, Virginia	Ross Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Dartford, England*	Diagnostic Products
Delkenheim, Germany	Diagnostic Products
Granada, Spain	International
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Kanata, Canada*	Diagnostic Products
Karachi, Pakistan	International
Katsuyama, Japan	International
Liestal, Switzerland	International
Ludwigshafen, Germany	International
Matsudo, Japan	Diagnostic Products
Mexico City, Mexico	International
North Chicago, Illinois	Pharmaceutical Products
Queenborough, England	International
Redwood City, California*	Vascular — a non-reportable segment
Rio de Janeiro, Brazil	International
Santa Clara, California	Diagnostic Products
Sligo/Donegal/Cootehill/Finisklin, Ireland	Diagnostic Products and International
Sturgis, Michigan	Ross Products
St. Remy, France	International
Whippany, New Jersey	Pharmaceutical Products
Worcester, Massachusetts*	Pharmaceutical Products
Zwolle, the Netherlands	International

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in seven other locations in the United States, including Puerto Rico. Outside the United States, manufacturing facilities are located in ten other countries. Abbott's facilities are deemed suitable, provide adequate productive capacity, and generally are utilized at normal and acceptable levels.

        In the United States, including Puerto Rico, Abbott owns eight distribution centers. Abbott also has 17 United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Bedford, Massachusetts; Columbus, Ohio (two locations); Downers Grove, Illinois; East Windsor, New Jersey; Fairfield, California; Golden, Colorado; Irving, Texas; Long Grove, Illinois; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California; Sunnyvale, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Argentina, Canada, Germany, Ireland, Japan, the Netherlands, South Africa, Spain, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2005) those described below.

        In 2001, the United States District Court for the Northern District of Illinois dismissed the shareholder derivative suits filed in 1999 against Abbott's directors as of November 1999 and certain other former directors in connection with Abbott's consent decree with the FDA regarding Abbott's diagnostic manufacturing operations in Lake County, Illinois. The suits had been consolidated as In re: Abbott Laboratories Derivative Shareholder Litigation. The plaintiffs alleged that the directors breached their duty of care by failing to prevent Abbott's alleged regulatory noncompliance and sought unspecified damages from the directors. Plaintiffs appealed to the United States Court of Appeals for the Seventh Circuit. In March 2003, the Seventh Circuit reversed the District Court's dismissal and remanded the case. On December 28, 2004, the trial court preliminarily approved a settlement of this matter pending a final approval hearing date, which is expected to occur in the first half of 2005. Under the terms of the settlement, a charter for the board's public policy committee has been adopted, Abbott will fund regulatory/compliance activities in the amount of $27 million, and the plaintiffs' attorneys fees will be paid from proceeds of insurance maintained by Abbott for its directors.

        In the mid-1990s, a number of prescription pharmaceutical pricing antitrust suits were brought on behalf of retail pharmacies in federal and state courts as purported class actions. The retail pharmacies allege that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. Abbott filed a response to each of the complaints denying all substantive allegations. Abbott has settled all of the claims, with the exception of the claims brought on behalf of a group of retail pharmacies that "opted-out" of the class action settlement Abbott entered into in 1998. That group's claims are pending in the United States District Court for the Eastern District of New York. An investigation is also being conducted into the same allegations by the Illinois Attorney General.

        Three cases are pending in which Abbott seeks to protect its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In March 2004, in the case against TorPharm, a division of Apotex, Inc., ("TorPharm"), filed October 1997, the United States District Court for the Northern District of Illinois ruled in Abbott's favor finding that TorPharm's proposed product infringed Abbott's patents. The court entered an injunction barring TorPharm from manufacturing, using, selling, or offering to sell the generic divalproex sodium product until Abbott's patents expire, and directed that the effective date of any approval by FDA be no earlier than each patent expiration date. TorPharm has appealed to the Federal Circuit Court of Appeals. In the second case filed by Abbott in August 1992, the United States District Court for the Northern District of Illinois granted Abbott's motion for summary judgment against Alra Laboratories, Inc. ("Alra"), finding that Alra's proposed product infringed Abbott's patents. Alra appealed the decision to the Federal Circuit Court of Appeals. In March 2003, the Court of Appeals issued an order in Alra providing that the appeal would not be resolved on the merits and remanding the case to the lower court for a determination as to whether the lower court's judgment should stand or be vacated. The third case was brought by Abbott in May 2003 against Andrx Corporation, Andrx Pharmaceuticals, Inc., and Andrx Pharmaceuticals, LLC ("Andrx") in the United States District Court for the Southern District of Florida after Andrx submitted a Section 505(b)(2) NDA for a product described as sodium valproate tablets. That case was consolidated with a case Abbott had filed in April 2000 against the same parties. The earlier case has been dismissed.

        A number of antitrust cases were pending in federal court (including a case filed by the Attorneys General of the States of Colorado, Florida and Kansas) and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. These cases (which were brought against Abbott, Geneva Pharmaceuticals, Inc., and Zenith Goldline Pharmaceuticals, Inc.) seek actual damages, treble damages, and other relief and allege Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws. The federal court cases are pending in the United States District Court for the Southern District of Florida under the Multidistrict Litigation Rules as In re: Terazosin Hydrochloride, MDL No. 1317. On remand, the MDL court denied certification of a class of direct purchasers of Hytrin, but granted certification of a class of indirect purchasers. The United States Court of Appeals for the Eleventh Circuit has accepted an appeal from Abbott of the District Court's certification of a class of indirect purchasers. The MDL court has granted summary judgment in plaintiffs' favor finding that the challenged agreement was impermissible under federal antitrust law. The MDL court also granted summary judgment in Abbott's favor on certain of plaintiffs' claims finding both that Abbott's patent infringement lawsuits were not baseless and that Abbott did not defraud the patent office in obtaining the challenged patent. Cases are also pending in six state courts. Two of the state court cases, Asher and New Utrecht Pharmacy and Lisanti (both filed in 1999 in the Supreme Court of the State of New York, County of New York), were consolidated and are stayed pending the resolution of MDL No. 1317. The other state cases are: State of West Virginia, filed in October 2001 in the Circuit Court in Wyoming County, West Virginia; Daniels, filed in May 2000 in Superior Court in Orange County, California (stayed pending resolution of MDL No. 1317); Hopper, filed in October 2001 in the Superior Court in Pitt County, North Carolina; and Blue Cross/Blue Shield of Minnesota et al. v. Abbott Laboratories, et al., filed in August 2003 in the Circuit Court of Cook County, Illinois. Abbott has filed a response to each complaint denying all substantive allegations.

        A number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases brought by private plaintiffs and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution, and attorneys fees. The federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have now been transferred to MDL 1456: International Union of Operating Engineers Local No. 68 Welfare Fund; County of Rockland; County of Westchester; Digel; State of California ex rel. Ven-A-Care of the Florida Keys; and Turner. One of the previously reported federal court cases, Rice, has been dismissed without prejudice. Two new federal cases have been filed and have been or will be transferred to MDL 1456: City of New York, filed in August 2004 in the United States District Court for the Southern District of New York; and County of Nassau, filed in November 2004 in the United States District Court for the Eastern District of New York. Cases are also pending in eight state courts: Swanston, filed in March 2002 in the Superior Court for Maricopa County, Arizona; State of West Virginia ex rel. Darrell V. McGraw, Jr., Attorney General, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia; Peralta, a minor by and through his Guardian ad Litem, Filamena Iberia, filed in October 2001 in the Superior Court for Los Angeles County, California; State of Nevada, filed in January 2002 in the Second Judicial District Court in Washoe County, Nevada; Commonwealth of Kentucky ex rel. Albert B. Chandler III, Attorney General, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; Commonwealth of Pennsylvania, filed in March 2004 in the Commonwealth Court of Pennsylvania; State of Ohio, filed in March 2004 in the Court of Common Pleas, Hamilton County, Ohio; State of Texas ex rel. Greg Abbott, Attorney General, filed in May 2004 in the District Court of Travis County, Texas; and State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In addition, various state and federal agencies, including the United States Department of Justice, the Florida and Illinois Attorneys General, and the Department of Audit and Control for the County of

Albany, New York, are investigating Abbott's marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        A number of cases have been brought against TAP Pharmaceutical Products Inc., Abbott and Takeda Chemical Industries, Ltd. in various courts that generally allege that TAP reported false pricing information in connection with Lupron®, a product reimbursable under Medicare. The previously reported federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Lupron® Marketing and Sales Practices Litigation, MDL 1430, and include: a Consolidated Class Action Complaint brought on behalf of all persons or entities who paid for Lupron® at a price calculated by reference to the published Average Wholesale Price from January 1, 1991 through September 2001; Empire Healthchoice, Inc., et al., v. TAP Pharmaceutical Products, Inc., Abbott Laboratories and Takeda Chemical Industries, Ltd., filed in June 2002 in the United States District Court for the District of Massachusetts; Cobalt Corporation v. Abbott Laboratories Inc., Takeda Chemical Industries Ltd. and TAP Pharmaceutical Products Inc., filed in August 2002 in the United States District Court for the District of Massachusetts; Health Care Service Corporation v. TAP Pharmaceutical Products, Inc., et al., removed to the United States District Court for the Eastern District of Texas in March 2003; and Liberty National Life Ins. Co. et al., v. TAP Pharmaceutical Products, Inc., et al., filed in the United States District Court for the Northern District of Alabama in October 2003. On November 24, 2004, the MDL court granted preliminary approval for a proposed nationwide settlement and also stayed all state class actions as to class claims pending a final approval hearing date, which is expected to occur in the first half of 2005.

        Cases are also pending in various state courts, and have been brought as purported class actions or representative actions on behalf of individuals and/or insurance plans that paid any portion of the twenty percent co-payment cost under Medicare for Lupron® based on the published Average Wholesale Price (or, in some instances, any portion of the cost for Lupron®) and seek treble damages, and other relief. The cases allege TAP reported false pricing information in connection with Lupron®. The state cases are: Campbell-Hubbard, filed in June 2001 in the Superior Court for San Francisco County, California; Clark, filed in July 2001 in the Circuit Court of the First Judicial District, Williamson County, Illinois; Walker, filed in October 2001 in the Superior Court of New Jersey, Cape May County; Farris, filed in December 2001 in the Superior Court for San Francisco, California; Stetser, filed in December 2001 in the Superior Court, New Hanover County, North Carolina; Benoit, filed in February 2002 in the District Court of Jefferson County, Texas; and Grass, filed in September 2002 in the District Court of Jefferson County, Texas. A nationwide class has been certified in the Clark case. The previously reported nationwide class certification in the Stetser case was reversed by the North Carolina Court of Appeals and, on remand, the Stetser court certified a North Carolina statewide class. The court in Stetser has not ruled on plaintiffs' motion to proceed with their individual claims against TAP and Abbott. A New Jersey state class has been certified in the Walker case. The Walker state court found that the individual plaintiff opted-out of the proposed nationwide settlement and may proceed to trial with his individual claims. Abbott and TAP have filed responses in each case denying all substantive allegations.

        A consolidated shareholder derivative complaint is pending in state court in the Circuit Court of Cook County, Illinois against Abbott's directors as of October 2001 alleging that these directors breached their fiduciary duties in relation to certain marketing and pricing practices at TAP. The complaint includes the following cases: Zimmerman, filed in October 2001; Thierman, filed in October 2001; and Raftery, filed in October 2001. The plaintiffs request damages, a return of salaries, reimbursement of their legal fees and costs, and various forms of other relief from these directors on behalf of Abbott. On January 6, 2005, the court preliminarily approved a settlement in this matter pending a final approval hearing date, which is expected to occur in the first half of 2005. Under the terms of the settlement, certain provisions were included in the charter for the board's public policy committee, and the plaintiffs' attorneys fees will be paid from proceeds of insurance maintained by Abbott for its directors.

        Six cases are pending in which Abbott seeks to protect its patents for fenofibrate (a drug Abbott sells under the trademark TriCor®). Cases are pending against the following companies: Teva Pharmaceutical Industries, filed in October 2002 in the United States District Court for the District of Delaware; IMPAX Laboratories, filed in February 2003 in the United States District Court for the District of Delaware; Par Pharmaceuticals, filed in February 2003 in the United States District Court for the District of New Jersey; Ranbaxy Laboratories, filed in May 2003 in the United States District Court for the District of New Jersey; Cipher Pharmaceuticals, filed in March 2003 in the United States District Court for the District of Puerto Rico; and Reliant Pharmaceuticals, filed in June 2004 in the United States District Court for the District of Delaware. Each of the lawsuits involves patents covering Abbott's 54 mg and 160 mg tablets. Teva, Impax, and Cipher have filed motions for summary judgment and Teva has filed a motion to lift the statutory 30-month stay that currently precludes the regulatory approval of its products. Abbott has filed oppositions to the motions.

        Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists under a co-promotion agreement with Purdue Pharma. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of December 31, 2004, there are a total of 267 lawsuits pending in which Abbott is a party. 43 cases are pending in federal court; 224 cases are pending in state court. 246 cases are brought by individual plaintiffs, and 21 cases are brought as purported class action lawsuits. The previously reported action brought by the Attorney General for the State of West Virginia was settled by Purdue Pharma without admission of liability, and all claims against Abbott were dismissed with prejudice. A class of Ohio plaintiffs was certified in the case Howland v. Purdue Pharma, L.P. et al., Butler County Court of Common Pleas. The Ohio Court of Appeals affirmed certification, but on December 15, 2004, the Ohio Supreme Court reversed the certification of the class.

        A consolidated shareholder derivative complaint is pending in state court in the Circuit Court of Cook County, Illinois against Abbott's directors as of June 2003 alleging that these directors breached their fiduciary duties in relation to certain business practices in the enteral nutritional business. The complaint includes Robert Corwin, filed in June 2003; Adele Brody, filed in August 2003; and Ted Gordon, filed in August 2003. In January 2004, Dennis MacCoumber filed a related additional shareholder derivative action in the United States District Court for the Northern District of Illinois. The suits seek compensatory damages, return of salaries, attorneys fees and other forms of relief. Abbott and the directors deny all substantive allegations. On January 7, 2005, the court preliminarily approved a settlement in this matter pending a final approval hearing date, which is expected to occur in the first half of 2005. Under the terms of the settlement, certain provisions were included in the charter for the board's public policy committee, and the plaintiffs' attorneys fees will be paid from proceeds of insurance maintained by Abbott for its directors.

        Abbott is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, Reductyl™ and Reductal™) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. As of December 31, 2004, 118 lawsuits were pending in which Abbott is a party. 113 cases are being or have been transferred to the United States District Court for the Southern District of Ohio and are captioned, In Re Meridia MDL No. 1481. In July 2004, the United States District Court for the Northern District of Ohio granted Abbott's motion for summary judgment and dismissed Abbott from the 113 cases pending before it in the case captioned, In Re Meridia MDL No. 1481. The cases are now on appeal. Four cases are pending in state court: Barley, filed in October 2002 in the Circuit Court of Jefferson County, Alabama; Titus, filed in October 2002 in the District Court of Nueces County, Texas; Killinger, filed in November 2002 in the Circuit Court in Lake County, Illinois; and a consolidated case pending in the Circuit Court in Lake County, Illinois that includes Lemetti, filed in March 2004 in the Circuit Court of Cook County, Illinois; Mosbah, filed in July 2003 in the Circuit Court of Cook County, Illinois; and Olinger, filed in January 2003 in the Circuit Court of Madison County, Illinois. One of the previously reported state court cases, Watson, filed in July 2002 in the District Court, Parish of East Baton Rouge, Louisiana, was dismissed in October 2004. Outside of the United States, one case is pending in Canada: Mandel, et al. v. Abbott, filed in June 2002 in the Ontario Superior Court of Justice, Toronto, Canada.

        Abbott is a defendant in three cases pending in the United States District Court for the Northern District of Illinois related to Abbott's patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin®, Biaxin®XL, Klacid®, and Klaricid®): Teva Pharmaceuticals USA, Inc., filed in August 2003; Genpharm, Inc., filed in October 2004; and Ranbaxy Laboratories Ltd. and Ranbaxy Pharmaceuticals, Inc., filed in December 2004. Teva and Genpharm have each brought a lawsuit seeking a declaration that their respective proposed generic immediate release clarithromycin products do not infringe certain Abbott patents and/or that the patents are invalid. The Ranbaxy lawsuit seeks a declaration that Ranbaxys' proposed generic immediate release clarithromycin product and proposed extended release clarithromycin product do not infringe certain Abbott patents and/or that the patents are invalid. Litigation relating to Abbott's clarithromycin patents is also pending in the United Kingdom, Netherlands, Spain, Belgium, and Canada.

        Abbott is a defendant in several lawsuits that are pending in the United States District Court for the District of Minnesota and consolidated under the caption In re Canadian Import Antitrust Litigation alleging generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada. The consolidated lawsuit purports to be a class action brought on behalf of all United States residents who purchased and/or paid for brand name prescription drugs manufactured by the defendants. The plaintiffs seek an injunction prohibiting efforts to stop re-importation, a refund of all allegedly unlawful profits received by the defendants, treble damages, and attorneys fees.

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

        Current corporate officers, their ages as of February 18, 2005, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment from January 2000 to February 18, 2005 and the current principal occupation of all other officers are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White*, 49

        2000 to present — Chairman of the Board and Chief Executive Officer, and Director.

        Elected Corporate Officer — 1993.

Richard A. Gonzalez*, 51

        2001 to present — President and Chief Operating Officer, Medical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Medical Products.

        2000 — Senior Vice President, Hospital Products.

        Elected Corporate Officer — 1995.

Jeffrey M. Leiden*, 49

        2001 to present — President and Chief Operating Officer, Pharmaceutical Products Group, and Director.

        2000 to 2001 — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

        2000 — Senior Vice President, Chief Scientific Officer and Director.

        2000 — Elkan R. Blout Professor of Biological Sciences, Harvard School of Public Health and Professor of Medicine, Harvard Medical School.

        Elected Corporate Officer — 2000.

Richard W. Ashley*, 61

        2004 to present — Executive Vice President, Corporate Development.

        2000 to 2003 — Senior Director, McKinsey and Company (a management consulting firm).

        Elected Corporate Officer — 2004.

Jose M. de Lasa*, 63 (Mr. de Lasa has announced that he plans to retire in 2005.)

        2004 to present — Executive Vice President and General Counsel.

        2003 to 2004 — Senior Vice President and General Counsel.

        2000 to 2003 — Senior Vice President, Secretary and General Counsel.

        Elected Corporate Officer — 1994.

Thomas C. Freyman*, 50

        2004 to present — Executive Vice President, Finance and Chief Financial Officer.

        2001 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

        2000 to 2001 — Vice President, Hospital Products Controller.

        Elected Corporate Officer — 1991.

William G. Dempsey*, 53

        2003 to present — Senior Vice President, Pharmaceutical Operations.

        2000 to 2003 — Senior Vice President, International Operations.

        Elected Corporate Officer — 1996.

John C. Landgraf*, 52

        2004 to present — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

        2003 to 2004 — Vice President, Quality Assurance and Compliance, Medical Products Group.

        2002 to 2003 — Vice President, Operations, Diagnostic Products.

        2000 to 2002 — Vice President, Corporate Engineering.

        2000 — Divisional Vice President, Manufacturing, Abbott International Division.

        Elected Corporate Officer — 2000.

Holger Liepmann*, 53

        2004 to present — Senior Vice President, International Operations.

        2001 to 2004 — Vice President, Japan Operations, Abbott International Division.

        2000 to 2001 — Divisional Vice President and Regional Director, Europe.

        Elected Corporate Officer — 2001.

Gary E. McCullough*, 46

        2003 to present — Senior Vice President, Ross Products.

        2000 to 2003 — Senior Vice President — Americas, Wm. Wrigley Jr. Company (a manufacturer and marketer of quality confectionery products, primarily chewing gum).

        2000 — General Manager, Home Care Category, North America, Procter & Gamble Company (a manufacturer and marketer of a broad range of consumer products).

        Elected Corporate Officer — 2003.

Joseph M. Nemmers Jr.*, 50

        2003 to present — Senior Vice President, Diagnostic Operations.

        2002 to 2003 — Vice President, Global Commercial Operations, Diagnostic Products.

        2001 to 2002 — Vice President, Hospital Products Business Sector.

        2001 — Divisional Vice President, Acquisition Integration Management, International Division.

        2000 to 2001 — Divisional Vice President and Executive Director, Clara Abbott Foundation.

        Elected Corporate Officer — 2001.

Thomas M. Wascoe*, 58

        2000 to present — Senior Vice President, Human Resources.

        Elected Corporate Officer — 1999.

Alejandro A. Aruffo, 45

        Vice President, Abbott Immunology Research Development and President, Abbott Bioresearch Center.

        Elected Corporate Officer — 2004.

Catherine V. Babington, 52

        Vice President, Investor Relations and Public Affairs.

        Elected Corporate Officer — 1995.

Michael G. Beatrice, 57

        Vice President, Corporate Regulatory and Quality Science.

        Elected Corporate Officer — 1999.

Jeffrey R. Binder, 41

        Vice President and President, Abbott Spine.

        Elected Corporate Officer — 2004.

Olivier Bohuon, 46

        Vice President, European Operations.

        Elected Corporate Officer — 2003.

Charles M. Brock, 63

        Vice President, Chief Ethics and Compliance Officer.

        Elected Corporate Officer — 2003.

William E. Brown, III, 50

        Vice President, Diagnostic Assays and Systems Development.

        Elected Corporate Officer — 2002.

Douglas C. Bryant, 47

        Vice President, Diagnostic Global Commercial Operations.

        Elected Corporate Officer — 1998.

Thomas F. Chen, 55

        Vice President, Pacific, Asia, and Africa Operations.

        Elected Corporate Officer — 1998.

Michael J. Collins, 48

        Vice President, Diagnostic Commercial Operations, U.S.

        Elected Corporate Officer — 2001.

Jaime Contreras, 48

        Vice President, Diagnostic Commercial Operations, Europe, Africa and Middle East.

        Elected Corporate Officer — 2003.

Thomas J. Dee, 41

        Vice President, Internal Audit.

        Elected Corporate Officer — 2002.

Edward J. Fiorentino, 46

        Vice President and President, Abbott Diabetes Care.

        Elected Corporate Officer — 1998.

Stephen R. Fussell, 47

        Vice President, Compensation and Development.

        Elected Corporate Officer — 1999.

Robert B. Hance, 45

        Vice President and President, Vascular Devices.

        Elected Corporate Officer — 1999.

Zahir Lavji, 51

        Vice President, Japan Operations.

        Elected Corporate Officer — 2004.

Elaine R. Leavenworth, 46

        Vice President, Government Affairs.

        Elected Corporate Officer — 1999.

John M. Leonard, 47

        Vice President, Global Pharmaceutical Development.

        Elected Corporate Officer — 1999.

Greg W. Linder*, 48

        2001 to present — Vice President and Controller.

        2000 to 2001 — Vice President and Treasurer.

        Elected Corporate Officer — 1999.

Richard J. Marasco, 48

        Vice President, Ross Products, Pediatrics.

        Elected Corporate Officer — 2001.

Heather L. Mason, 44

        Vice President, Pharmaceutical Products, Specialty Operations.

        Elected Corporate Officer — 2001.

P. Loreen Mershimer, 50

        Vice President, Pharmaceutical Products, Integrated Healthcare Marketing and Policy.

        Elected Corporate Officer — 2001.

Edward L. Michael, 48

        Vice President and President, Molecular Diagnostics.

        Elected Corporate Officer — 1997.

Karen L. Miller, 50 (Ms. Miller has announced that she plans to retire in 2005.)

        Vice President, Information Technology.

        Elected Corporate Officer — 2000.

Sean E. Murphy, 52

        Vice President, Global Licensing/New Business Development.

        Elected Corporate Officer — 2002.

Daniel W. Norbeck, 46

        Vice President, Global Pharmaceutical Discovery.

        Elected Corporate Officer — 1999.

D. Stafford O'Kelly, 43

        Vice President, Latin America and Canada.

        Elected Corporate Officer — 2004.

Donald V. Patton, Jr., 52

        Vice President, International Marketing.

        Elected Corporate Officer — 2004.

Laura J. Schumacher, 41 (Ms. Schumacher has been elected Senior Vice President, Secretary and General Counsel, effective March 1, 2005.)

        Vice President, Secretary and Deputy General Counsel.

        Elected Corporate Officer — 2003.

AJ J. Shoultz, 49

        Vice President, Taxes.

        Elected Corporate Officer — 2003.

Mary T. Szela, 41

        Vice President, Pharmaceutical Products, Primary Care Operations.

        Elected Corporate Officer — 2001.

James L. Tyree, 51

        Vice President, Global Licensing/New Business Development.

        Elected Corporate Officer — 2001.

Susan M. Widner, 48

        Vice President, Corporate Marketing.

        Elected Corporate Officer — 1998.

*
Pursuant to Item 401(b) of Regulation S-K, Abbott has identified these persons as "executive officers" within the meaning of Item 401(b).

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market and Issuer Purchases of Equity Securities

        The principal market for Abbott's common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and the Pacific Exchange and are traded on the Boston, Cincinnati, and Philadelphia Exchanges. Outside the United States, Abbott's shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

	Market Price Per Share
	2004		2003
	high	low	high	low
First Quarter	47.25	39.28	40.85	33.75
Second Quarter	44.67	39.43	46.94	37.57
Third Quarter	43.20	38.26	45.09	37.65
Fourth Quarter	47.63	40.25	47.15	39.95

        Market prices are as reported by the New York Stock Exchange composite transaction reporting system. On April 30, 2004 Abbott spun off all of the outstanding common shares of Hospira. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one common share of Hospira stock on April 30, 2004. In the table above, market prices include the value of the Hospira business through the date of the spin-off. Subsequent to the spin-off, the value of Abbott shares no longer includes the value of the Hospira business.

Shareholders

        There were 88,582 shareholders of record of Abbott common shares as of December 31, 2004.

Dividends

        Quarterly dividends of $.26 per share and $.245 per share were declared on common shares in 2004 and 2003, respectively. In addition, as noted above, a special dividend distribution of shares of Hospira, Inc. occurred in the second quarter of 2004. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira common stock on April 30, 2004.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 — October 31, 2004	136,644	[1]	$41.571	0	50,000,000	[2]
November 1, 2004 — November 30, 2004	937,165	[1]	$44.541	0	50,000,000	[2]
December 1, 2004 — December 31, 2004	538,941	[1]	$45.316	0	50,000,000	[2]
Total	1,612,750		$44.5553	0	50,000,000	[2]
  1.
  These shares represent:

  (i)
  the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock — 0 in October; 5,088 in November; and 10,148 in December; and

  (ii)
  the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options — 126,644 in October; 922,077 in November; and 503,793 in December; and

  (iii)
  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 10,000 in October; 10,000 in November; and 25,000 in December.

  2.
  On October 14, 2004, Abbott announced that Abbott's board of directors approved the purchase of up to 50 million of its common shares.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2004	2003	2002	2001		2000
	(dollars in millions, except per share data)
Net sales (a)	$19,680.0	$17,280.3	$15,279.5	$13,918.5		$11,520.6
Earnings from continuing operations	3,175.8	2,504.7	2,547.0	1,277.7		2,488.9
Net earnings	3,235.9	2,753.2	2,793.7	1,550.4	(b)	2,786.0
Basic earnings per common share from continuing operations	2.03	1.60	1.63	0.82		1.61
Basic earnings per common share	2.07	1.76	1.79	1.00	(b)	1.80
Diluted earnings per common share from continuing operations	2.02	1.59	1.62	0.82		1.59
Diluted earnings per common share	2.06	1.75	1.78	0.99	(b)	1.78
Total assets	28,767.5	26,039.3	23,592.7	22,755.5		14,796.7
Long-term debt	4,787.9	3,452.3	4,274.0	4,335.5		1,076.4
Cash dividends declared per common share	1.04	0.98	0.94	0.84		0.76
(a)
Net sales for 2003 and prior years have been adjusted to reflect the presentation of Hospira, Inc. as a discontinued operation.

(b)
In 2001, Abbott recorded a pre-tax charge of $1,330 for acquired in-process research and development related to acquisitions of the pharmaceutical business of BASF and of Vysis, Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales. Abbott's primary products are prescription pharmaceuticals, nutritional products and diagnostic testing products. Abbott also owns 50 percent of TAP Pharmaceutical Products Inc. (TAP) that Abbott accounts for on the equity method.

        Integration activities, regulatory and legal issues, the worldwide launch of HUMIRA and the Hospira spin-off have impacted Abbott's sales, costs and financial position over the last three years.

        Subsequent to Abbott's 2001 acquisition of the Knoll pharmaceutical business, which significantly increased the scale of Abbott's pharmaceutical business, Abbott focused on reorganizing and growing its global pharmaceutical business. Abbott has established a global research and development organization and a global manufacturing and distribution organization to serve its domestic and international commercial pharmaceutical operations. Pharmaceutical research and development is focused on five therapeutic areas — immunology, oncology, neuroscience, diabetes/metabolism, and viral diseases. U.S. commercial pharmaceutical operations are focused on primary care, specialty and hospital pharmaceuticals. In 2003, Abbott began the worldwide launch of HUMIRA, which achieved worldwide sales of $852 million in 2004.

        In 2004, Abbott separated its diagnostic segment into four separate divisions — immunoassay/hematology, glucose testing, molecular, and point of care — to better focus on commercial and scientific opportunities. In early 2004, Abbott acquired TheraSense for $1.2 billion, and began to integrate it with Abbott's glucose testing business. In late 2003, Abbott was informed by the FDA that it may distribute the immunoassay products in the U.S. that were impacted by regulatory restrictions imposed in 1999. Net sales and profits for this business declined over the restricted period, but stabilized in 2004. In 2004, Abbott diagnostics launched more than 80 new products. In the Ross segment in 2003, Abbott settled its portion of an industry-wide investigation of the enteral nutritional business for $614 million.

        In 2004, Abbott completed the spin-off of Hospira, Abbott's former hospital products business. Prior to the spin-off, the hospital pharmaceutical and vascular device businesses, which Abbott retained, were transferred to the pharmaceutical business and Abbott Vascular Products segment, respectively. Annual sales of Hospira were approximately $2.4 billion. As part of the spin-off, Hospira assumed $700 million of debt. The historical operating and cash flow results of Hospira are now presented as discontinued operations. Hospira is contractually obligated to purchase the international hospital assets and operations that were not included in the spin-off.

        TAP's contribution to Abbott's earnings has declined over the last two years. A part of the decline is due to increased competition for Prevacid, TAP's largest selling product, and due to market contraction for prescription proton pump inhibitors. In 2004, TAP recorded additional litigation reserves of $125 million for an anticipated legal settlement.

        Abbott's short- and long-term debt totaled $6.8 billion at December 31, 2004, largely incurred to finance acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have allowed Abbott to reduce debt and fund acquisitions over the last three years. At December 31, 2004, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service.

        In 2005, Abbott will focus on several key initiatives. In the pharmaceutical business, Abbott expects worldwide sales of HUMIRA, its rheumatoid arthritis drug launched in 2003 and 2004, to exceed $1.3 billion in 2005. Abbott will also focus on appropriate market support for Synthroid, which became subject to generic U.S. competition in mid-2004. U.S. Synthroid sales in 2004 and 2003 were $637 million and $565 million, respectively, and are projected to exceed $400 million in 2005. In 2005, Abbott expects a response from the FDA to Abbott's regulatory submissions made in 2004 for Xinlay, for prostate cancer, Kaletra once-daily dosing, Zemplar capsules, and additional HUMIRA indications, and TAP expects a response for its filing for Febuxostat. Abbott expects to submit a similar number of additional pharmaceutical regulatory filings in 2005. Pharmaceutical research and development efforts will continue to be focused in the five therapeutic areas noted above with a significant portion of the development expenditures allocated to new HUMIRA indications. In the immunoassay business, attention will be focused on improving revenue growth by capitalizing on recent product launches, launching additional products, and commercial execution of the existing broad product portfolio. In addition, Abbott expects to place with customers additional ARCHITECT immunochemistry diagnostic instruments in 2005. With a greater focus on consumer marketing, Ross will maximize the strength of its core brands and expand its healthy-living market presence. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates—Approximately 40 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these allowances are in two of Abbott's domestic segments—the Pharmaceutical Products segment and the Ross Products segment. Abbott provides rebates to pharmacy benefit management companies, to state agencies which administer the federal Medicaid program and the Special Supplemental Food Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2004 amounted to approximately $2.4 billion, or 25.6 percent, based on gross sales of approximately $9.3 billion subject to rebate. Rebates and chargebacks charged against gross sales were approximately $1.8 billion in 2003 and $1.4 billion in 2002. A one-percentage point increase in the percentage of rebates to related gross sales would decrease 2004 net sales and operating earnings by approximately $93 million. Other allowances charged against gross sales were approximately $233 million, $191 million and $164 million for cash discounts in 2004, 2003 and 2002, respectively, and $163 million, $171 million and $157 million for returns in 2004, 2003 and 2002, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending accrual balances each quarter. In the Ross nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management internally estimates the inventory in the retail channel that is not on the retail shelf. A third party continuously measures time on the retail shelf, which is a relatively significant portion of the time inventory is in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business the state where the sale is made, which is the determining factor for the applicable price, is reliably estimable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market surveys. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2004, Ross had the exclusive WIC business in 12 states. Recent competitive and market conditions have resulted in a trend towards more WIC sales, and therefore a higher sales rebate provision.

        In the domestic pharmaceutical business, the most significant charges against gross sales are for Medicaid Rebates, Pharmacy Benefit Manager Rebates and Wholesaler Chargebacks. In order to evaluate the adequacy of the ending accrual balances, management uses both internal and external estimates of the level of inventory in the distribution channel and the rebate claims processing lag time. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers and third party market data purchased by Abbott. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the price rebate percentage, systems and calculations are used to track sales by product by customer and to estimate the contractual or statutory price. Abbott's systems and calculations have developed over time as rebates have become more significant, and Abbott believes they are very reliable.

        Settlement of rebate accruals from the date of sale ranges from 5 to 12 weeks for WIC, 31 to 35 weeks for Medicaid, 27 to 31 weeks for Pharmacy Benefit Managers and 2 to 8 weeks for Wholesaler Chargebacks. Average settlement times are 8 weeks for WIC, 33 weeks for Medicaid, 29 weeks for Pharmacy Benefit Managers and 6 weeks for Wholesaler Chargebacks.

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 82 percent of the consolidated rebate provisions charged against revenues in 2004. Information necessary to prepare this table for 2003 and 2002 is not available due to the spin-off of Hospira that occurred in 2004. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in thousands)

		Pharmaceutical Products
	Ross Products WIC Rebates	Medicaid Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2004	$113,362	$229,070	$145,195	$37,093
Provisions	671,817	596,330	279,681	419,486
Payments	(687,132)	(452,342)	(271,078)	(412,526)

Balance at December 31, 2004	$98,047	$373,058	$153,798	$44,053

        In the analysis above, due to systems limitations, it is not practical and has not been necessary to break out current versus prior year activity. When applicable, Abbott analyzes current year activity to identify whether material changes in estimate in the current period relate to prior period sales. Changes in estimates for current and prior years' rebate and chargeback accruals have not been material to operating income. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For Medicaid and other government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

        Income Taxes  —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. As part of Abbott's calculation of the provision for taxes on earnings, Abbott records the amount that it expects to incur as a result of audits. Each quarter, Abbott reviews its exposures in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." In the U.S., Abbott's federal income tax returns for years 1993 to 1995 are in the process of being settled at amounts that approximate recorded reserves; years 1996 to 2000 are settled, and the income tax returns for years after 2000 are open. As discussed in further detail in Legislative Issues, in February 2005, as a result of the American Jobs Creation Act of 2004, management concluded that it would remit a portion of its foreign earnings previously considered reinvested indefinitely in foreign subsidiaries. Except for dividends that will be remitted under the Act, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits  —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations and costs under these programs. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Recent low interest rates have significantly increased unrecognized actuarial losses for these plans. At December 31, 2004, the unrecognized actuarial losses for Abbott's defined benefit plans and medical and dental plans were $1.495 billion and $588 million, respectively. Unrecognized actuarial losses and gains are amortized over the remaining service periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Footnote 5 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. In 2004, 2003 and 2002, Abbott recorded minimum pension liability adjustments of $120 million, $155 million and $343 million, respectively, because the accumulated benefit obligations for certain defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $76 million, $99 million and $203 million, net of taxes, in 2004, 2003 and 2002, respectively. The weighted average discount rate used at December 31, 2004 for determining the accumulated benefit obligations for defined benefit plans whose accumulated benefit obligations were in excess of plan assets was 5.7 percent. A one-percentage point reduction in the discount rate at December 31, 2004 would result in an increase in the minimum pension liability adjustments and an increase in the charge to Accumulated other comprehensive income (loss) of approximately $779 million and $507 million, respectively.

        Valuation of Intangible Assets  —  Abbott has acquired and continues to acquire significant intangible assets that Abbott values and records. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field, and valuations are usually based on a discounted cash flow analysis. Abbott uses a discounted cash flow model to value acquired intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2004, goodwill and intangibles amounted to $5.7 billion and $5.2 billion, respectively. Amortization expense for intangible assets amounted to approximately $448 million in 2004. There were no impairments of goodwill in 2004.

        Litigation  —  Abbott accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. For its legal proceedings and environmental exposures, Abbott estimates the range of possible loss to be from approximately $150 million to $210 million. Abbott has recorded reserves at December 31, 2004 of approximately $155 million for these proceedings and exposures. These reserves represent management's best estimate of probable loss, except for one which is recorded at the minimum, as defined by SFAS No. 5.

        Stock Compensation  —  Abbott currently measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees and discloses the impact of the fair value method in the footnotes to the consolidated financial statements. In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, "Share Based Payment," which requires that fair value be recorded in the results of operations beginning no later than July 1, 2005. Since there is no market for trading employee stock options, there is no certainty that the result of the fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require several assumptions, the most significant of which are stock price volatility and the average life of an option. See Recently Issued Accounting Standards below for further discussion.

Results of Operations

Sales

        The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2004 vs. 2003	13.9	1.6	9.1	3.2
2003 vs. 2002	13.1	1.3	7.8	4.0
2002 vs. 2001	9.8	0.9	9.5	(0.6)
Total U.S.
2004 vs. 2003	12.8	3.8	9.0	—
2003 vs. 2002	11.6	1.6	10.0	—
2002 vs. 2001	8.6	0.9	7.7	—
Total International
2004 vs. 2003	15.3	(1.0)	8.9	7.4
2003 vs. 2002	15.1	0.9	5.0	9.2
2002 vs. 2001	11.5	0.9	12.1	(1.5)
Pharmaceutical Products Segment
2004 vs. 2003	15.8	7.2	8.6	—
2003 vs. 2002	19.5	3.3	16.2	—
2002 vs. 2001	14.3	3.1	11.2	—
Diagnostic Products Segment
2004 vs. 2003	11.1	(1.2)	6.9	5.4
2003 vs. 2002	5.0	—	(1.8)	6.8
2002 vs. 2001	(1.1)	(0.1)	(0.6)	(0.4)
Ross Products Segment
2004 vs. 2003	8.9	(0.5)	9.4	—
2003 vs. 2002	2.3	(0.9)	3.2	—
2002 vs. 2001	—	(2.2)	2.2	—
International Segment
2004 vs. 2003	15.9	(1.0)	9.5	7.4
2003 vs. 2002	13.5	1.4	3.4	8.7
2002 vs. 2001	15.6	1.3	16.1	(1.8)

        A comparison of the product group sales by segment is as follows. Percentage changes are versus the prior year and are based on unrounded numbers.

	2004	Percent Change	2003	Percent Change	2002	Percent Change
	(dollars in millions)
Pharmaceutical Products —
Primary Care	3,975	23	3,220	26	2,549	22
Specialty	2,069	33	1,561	26	1,242	6
Hospital Pharmaceuticals	838	(1)	847	5	805	19
Diagnostic Products —
Immunochemistry	2,141	2	2,094	3	2,030	(4)
Diabetes Care	791	46	542	10	494	9
Ross Products —
Pediatric Nutritionals	1,146	5	1,093	9	1,004	(4)
Adult Nutritionals	934	15	809	(3)	838	1
International —
Other Pharmaceuticals	3,184	21	2,629	15	2,287	31
Anti-Infectives	804	5	766	10	696	(2)
Hospital Pharmaceuticals	592	15	516	18	437	10
Pediatric Nutritionals	595	13	527	8	486	1
Adult Nutritionals	663	12	591	12	528	4

        Sales of new products in 2004 are estimated to be approximately $1.8 billion, led by HUMIRA in the Pharmaceutical Products and International segments and incremental sales of approximately $300 million from the acquisitions of TheraSense, ZonePerfect and EAS. Sales in the Pharmaceutical Products segment of Mobic, TriCor and Flomax in 2004 and 2003 favorably impacted Primary Care Products sales, and increased sales of HUMIRA favorably impacted Specialty Products sales in 2004 and 2003. Increased sales of HUMIRA also favorably impacted Other Pharmaceuticals sales in the International Segment in 2004. Worldwide sales of HUMIRA totaled $852 million in 2004 and $280 million in 2003 and are forecasted to be more than $1.3 billion in 2005. Diagnostic Products and International segment products sales were favorably impacted in 2004 and 2003 by the effect of the relatively weaker U.S. dollar. Diabetes Care product sales for the Diagnostic Products segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004. In addition, Adult Nutritionals product sales for the Ross Products segment were favorably impacted by the acquisitions of ZonePerfect in the third quarter of 2003 and EAS in the fourth quarter of 2004. In Abbott's annual report on Form 10-K for the year ended December 31, 2003, Abbott disclosed that the FDA was studying conditions under which competitors could rely on Abbott's NDA to market a competitive product to Synthroid. In the second quarter 2004, the FDA granted approval for generic competition to Synthroid and generic competitors have entered the market. U.S. sales of Synthroid in 2004, 2003 and 2002 were $637 million, $565 million and $489 million, respectively. In late 2004, clarithromycin became subject to generic competition in the United Kingdom and Germany. In May of 2005 the composition of matter patent on clarithromycin in the U.S. expires. In the U.S., Abbott markets clarithromycin in two forms, the immediate release and the extended release forms, both of which are covered by additional non-composition of matter patents. There may be further generic competition for clarithromycin in the U.S. and other countries in 2005 depending on the results of legal proceedings related to the patents. U.S. sales of clarithromycin in 2004 were $458 million, and international sales were $725 million. Sevoflurane has been subject to generic competition in isolated markets outside of the U.S. and further generic competition in international markets is possible.

International sales of Sevoflurane were $484 million in 2004. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in footnote 1 to the consolidated financial statements. Related net sales were $144 million in 2004, $241 million in 2003 and $157 million in 2002.

        The expiration of licenses or patent protection can affect the future revenues and operating income of Abbott. Significant patent expirations and activities in the next three years are as follows. The Pharmaceutical Products segment markets TriCor in the U.S. under a license agreement and patents covering TriCor are being challenged by competitors. Abbott is vigorously defending the patents. U.S. sales of TriCor were $779 million in 2004. In 2004 Abbott received approval for a form of TriCor that has additional therapeutic benefits. This form is covered under non-composition of matter patents which expire in 2017. The Pharmaceutical Products segment has an agreement with Boehringer Ingelheim to co-promote and distribute three of its products. The co-promotion rights for all three products phase out over time, beginning in 2004 and ending in 2006, and distribution rights expire predominately in 2007 and partially in 2008. Margins are disproportionately lower for these products than for the other products in this segment. Related revenues recorded in 2004 were $1.6 billion, an increase of 39 percent over 2003.

Operating Earnings

        Gross profit margins were 54.9 percent of net sales in 2004, 55.0 percent in 2003 and 55.4 percent in 2002. The gross profit margin in 2004 was impacted by the favorable mix effect of exchange on the gross profit margin and by unfavorable product mix, primarily increased sales of lower margin Boehringer Ingelheim products, as discussed above, in the Pharmaceutical Products segment. The gross profit margin for 2003 was impacted by a charge of $88 million for an impairment of assets and other expenses as a result of a lower sales forecast for Abbokinase; partially offset by favorable product mix, resulting mainly from increased sales in the Pharmaceutical Products segment. The gross profit margin for 2002 included the effects of the Lake County diagnostic FDA consent decree charge, restructuring charges and unfavorable product mix; partially offset by the absence of goodwill amortization in 2002. Gross profit margins in all years were also affected by productivity improvements, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical Products segments. In addition, pricing pressures unfavorably impacted the gross profit margins for the Ross Products segment in 2004, 2003 and 2002.

        The gross profit margins for the Pharmaceutical Products segment were unfavorably impacted in 2004 and 2002 by unfavorable product mix and favorably impacted in 2003 by favorable product mix. In addition, the gross profit margins in 2004 and 2003 for the Pharmaceutical Products segment were unfavorably impacted by increased sales of lower margin Boehringer Ingelheim products and higher other manufacturing costs. The gross profit margins in 2003 and 2002 for the Diagnostic Products segment were impacted by the effects of the FDA consent decree, as discussed below.

        Under terms of a 1999 consent decree with the U.S. government, Abbott was prohibited from manufacturing certain diagnostic products for sale in the U.S. until its Lake County, Ill. manufacturing facilities were found to be in substantial conformity with the Food and Drug Administration's (FDA) Quality System Regulation. In December of 2003, the FDA found the facilities to be in substantial conformity and Abbott began the process of manufacturing impacted products for sale in the U.S. In connection with the consent decree, Abbott recorded remediation costs and payments to the government, including a pretax charge of $129 million in 2002.

        Research and development expense, excluding acquired in-process research and development, was $1.7 billion in 2004, $1.6 billion in 2003 and $1.5 billion in 2002 and represented 8.6 percent of net sales in 2004 compared to 9.4 percent of net sales in 2003 and 9.7 percent of net sales in 2002. Research and development increased in 2004 and 2003, but not at the same rate as sales due, in part, to lower spending on Phase III clinical trials in 2004 and 2003 compared to 2002. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 2.4 percent in 2004 compared to increases of 29.1 percent in 2003 and 6.7 percent in 2002. In 2003, Abbott recorded in Selling, general and administrative expenses, a pretax charge of $614 million related to the settlement of the Ross enteral nutritional investigation. This 2003 charge reduced the increase in selling, general and administrative expenses by 15.0 percentage points for 2004 and increased selling, general and administration expenses by 16.5 percentage points over 2002. The increases in selling, general and administrative expenses, excluding the charge for the investigation, were due primarily to increased selling and marketing support for new and existing products, including spending for the launch of HUMIRA, as well as spending on other marketed pharmaceutical products. Increases in all three years also reflect inflation, the effect of acquisitions and additional selling and marketing support primarily in the Pharmaceutical Products and International segments.

        In 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The effect of this change reduced the post-employment medical and dental plan net cost for 2004 by approximately $33 million.

(Income) From TAP Pharmaceutical Products Inc. Joint Venture

        Abbott's income from the TAP Pharmaceutical Products Inc. (TAP) joint venture was lower in 2004 and 2003 due to decreased sales due to market contraction for prescription proton pump inhibitors, and in 2004 by approximately $40 million as a result of an agreement with plaintiffs to settle litigation.

Other (Income) Expense, net

        Other (income) expense, net for 2002 includes a charge of $194 million as a result of other than temporary declines in the market values of certain equity securities.

Net Interest Expense

        Net interest expense increased in 2004 due to a higher level of debt, partially offset by higher interest income. Net interest expense decreased in 2003 and 2002 due to a lower level of borrowings and lower interest rates.

Taxes on Earnings

        The effective income tax rates on income from continuing operations were 23.0 percent in 2004, 26.1 percent in 2003 and 23.3 percent in 2002. The effective tax rate for 2004 reflects adjustments of prior years' tax requirements primarily as a result of resolutions of prior years' tax audits. The 2004 effective tax rate also reflects the effect of non-deductible acquired in-process research and development. The effect of these items for 2004 was to decrease the effective tax rate by approximately 1.2 percentage points. The effective tax rate for 2003 includes the effect of the charge for the settlement of the Ross enteral nutritional investigation and the charges for acquired in-process research and development. The effect of these charges for 2003 was to increase the effective tax rate by approximately 2.4 percentage points. Abbott expects to apply an annual effective rate of around 24.0 percent in 2005, excluding the effects of adoption of the new stock compensation rules and for dividends that will be remitted under the American Jobs Creation Act of 2004, both as discussed below.

Spin-off of Abbott's Core Hospital Products Business

        On April 12, 2004, Abbott's Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira common stock on April 30, 2004. All of the shares of Hospira's common stock were distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes. Cash, which is generally taxable to the recipient, was paid in lieu of fractional shares. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off.

        The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006. Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of December 31, 2004. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

        In April 2004, Abbott borrowed and Hospira assumed $700 million of debt, the proceeds of which were retained by Abbott to reduce short-term borrowings. Hospira is solely responsible for repayment of the principal and for payment of interest on this debt. Abbott has retained liabilities for taxes on income prior to the spin-off, post-employment medical and dental benefits for most of Hospira's U.S. retired employees and U.S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira's retired employees. In connection with the spin-off, Abbott's defined benefit, medical and dental and employee stock option programs have been adjusted.

Business Combinations and Technology Acquisitions

        In 2004, Abbott paid approximately $2.3 billion for strategic business and technology acquisitions, as follows. In the fourth quarter 2004, Abbott acquired EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. These fourth quarter acquisitions resulted in a charge of $47 million for acquired in-process research and development, intangible assets of approximately $152 million, non-tax deductible goodwill of approximately $191 million and deferred income taxes of approximately $60 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 18 years). In the second quarter 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash. In the second quarter 2004, Abbott also acquired certain other product technologies for approximately $352 million. These second quarter acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $912 million, non-tax deductible goodwill of approximately $623 million and deferred income taxes of approximately $241 million. Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years). In the first quarter 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash. This acquisition resulted in a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $109 million and deferred income taxes of approximately $105 million. Acquired intangible assets, primarily product technology, are amortized over 7 to 18 years (average of approximately 17 years).

        In 2003, Abbott paid approximately $459 million for strategic business and technology acquisitions, as follows. Abbott acquired ZonePerfect Nutrition Company, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash; Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash; and Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries, for approximately $166 million in cash plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED N.V.'s coronary and peripheral interventional business for approximately $68 million in cash. These acquisitions resulted in a charge of approximately $100 million for acquired in-process research and development, intangible assets of approximately $222 million and non-tax deductible goodwill of approximately $182 million. Acquired intangible assets, primarily product technology, are amortized over 9 to 25 years (average of approximately 16 years).

        In 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these acquisitions resulted in a charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, are amortized over 4 to 13 years (average of approximately 8 years).

        Had the above acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Financial Condition

Cash Flow

        Net cash from operating activities of continuing operations amounted to $4.3 billion, $3.4 billion and $3.7 billion in 2004, 2003 and 2002, respectively. Net cash from operating activities in 2003 was lower than 2002 due, in part, to the payment of the Ross enteral nutritional settlement, as discussed above. In 2004, 2003 and 2002, $482 million, $200 million and $106 million, respectively, was contributed to the main domestic defined benefit plan. In addition, Abbott transferred approximately $45 million to Hospira in 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities. In January 2005, approximately $640 million was contributed to the main domestic defined benefit plan and $140 million was contributed to the post-employment medical and dental benefit plans. Abbott expects pension funding for its main domestic pension plan in 2006 to 2010 to be between $200 million and $400 million annually. The increased contribution in 2005 is due, in part, to anticipation of investment of cash to be remitted under the American Jobs Creation Act of 2004.

Debt and Capital

        At December 31, 2004, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements.

        In June 2000, the Board of Directors authorized the purchase of 25 million shares of Abbott's common stock and Abbott purchased 13.3 million shares from this authorization from 2000 through 2003. In 2004, Abbott purchased the remaining 11.7 million of its common shares under this authorization at a cost of approximately $500 million. In October 2004, the Board of Directors authorized the purchase of 50 million shares of Abbott's common stock from time to time. No purchases under this authorization were made in 2004.

        Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $1.5 billion of long-term debt in 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent. Proceeds from this debt were used to fund the acquisition of TheraSense and to pay down domestic commercial paper borrowings. In connection with these borrowings, Abbott entered into interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of the $1.5 billion of debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change the fixed interest rate to a variable rate.

        Abbott retained $700 million of proceeds from borrowings that Hospira assumed as a result of the spin-off and used these proceeds to reduce domestic commercial paper borrowings. In addition, Abbott retired long-term debt of $1.65 billion in 2004 with proceeds from domestic commercial paper borrowings.

Working Capital

        At December 31, 2004, 2003 and 2002, working capital was $3.9 billion, $2.7 billion and $2.1 billion, respectively.

Capital Expenditures

        Capital expenditures of $1.3 billion in 2004 and $1.1 billion in 2003 and 2002 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers. An increased proportion of the capital expenditures will be dedicated to domestic and international pharmaceutical operations.

Contractual Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires small companies in which Abbott agrees to pay contingent consideration based on attaining certain thresholds. The following table summarizes Abbott's estimated contractual obligations as of December 31, 2004.

	Payment Due By Period
	Total	2005	2006-2007	2008-2009	2010 and Thereafter
	(dollars in millions)
Long-term debt, including current maturities and future interest payments	$5,829	$371	$2,269	$1,549	$1,640
Operating lease obligations	366	100	131	84	51
Capitalized auto lease obligations	89	30	59	—	—
Purchase commitments (a)	1,707	1,571	121	11	4
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations, including minimum pension liability adjustments of $577	1,913	—	201	198	1,514
Other	855	—	310	148	397

Total	$10,759	$2,072	$3,091	$1,990	$3,606

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, "Share Based Payment." The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Stock compensation expense under the prior rules would have reduced reported diluted earnings per share by 12 cents in 2004. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. Abbott has not determined the effect of the new standard on its earnings, however, expense under the new standard could be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future; the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change. Abbott expects to adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005. See footnote 11 to the consolidated financial statements for assumptions used by management in calculating the fair value of employee stock options.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This statement clarifies the accounting for the abnormal amount of idle facilities expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current-period expense. In addition the statement requires that allocation of fixed overhead to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred after December 31, 2005. Adoption of this statement will not have a material effect on the financial statements of Abbott.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material effect on the financial statements of Abbott. Abbott accounted for the 2002 restructuring plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3 and, accordingly, charged to income in 2002 all appropriate exit costs for plans approved by management before December 31, 2002. Accounting for these restructuring plans under SFAS No. 146 would have resulted in some of the expenses that were recorded in 2002 being recorded in 2003. However, a significant amount of expenses would have been charged against income in 2002 under either EITF No. 94-3 or SFAS No. 146.

Legislative Issues

        On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. The portion of the earnings available for remittance are those earnings designated as reinvested indefinitely in foreign operations as disclosed in Abbott's 2002 financial statements. Abbott would have up to approximately $4.2 billion of such earnings available for remittance, with an estimated tax of up to $340 million if the entire amount were remitted under the current language of the legislation. The Act continues to be subject to interpretation and rulemaking, and the estimated expense could be affected by that activity. On January 13, 2005, the U.S. Treasury and IRS issued initial guidance covering the Act. Financial Accounting Staff Position 109-2 requires companies to recognize a tax liability for remittance of earnings under the Act in the period management concludes that it would remit those earnings. As of December 31, 2004, management had not decided to remit earnings under the Act. In February 2005, Abbott concluded that it would remit approximately $600 million in 2005 of foreign earnings previously reinvested indefinitely in accordance with the provisions of the Act. Abbott is continuing to evaluate whether it will remit all or a portion of the remaining $3.6 billion available for remittance under the Act, and expects to decide later in the year. The additional income tax expense required for the $600 million remittance would be up to approximately $60 million and will be recorded in the first quarter of 2005.

        Other provisions of the Act include a new deduction for qualified domestic production activities and elimination of the extraterritorial income exclusion (ETI). Financial Accounting Staff Position 109-1 requires that the deduction for production activities be recognized in the year reported on the income tax return. The deduction for production activities will be gradually phased in from 2005 to 2009, while the ETI will be gradually phased out in 2005 and 2006. Abbott expects the net effect on these two changes to approximately offset once the phase-ins are completed, with 2005 neutral and with slightly higher expense for 2006 to 2009.

        Effective January 1, 2005, the Medicare formula for reimbursement to providers for physician-administered drugs changed. Abbott has determined that the formula change is not expected to have a significant effect on its results of operations.

        Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue in the U.S. at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if further legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, in the Annual Report on Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Interest Rate Sensitive Financial Instruments

        At December 31, 2004 and 2003, Abbott had interest rate hedge contracts totaling $3.1 billion and $3.25 billion, respectively, to manage its exposure to changes in the fair value of debt due July 2006 through March 2014. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. As of December 31, 2004 and 2003, Abbott had $1.6 billion and $806 million, respectively, of domestic commercial paper outstanding with an average annual interest rate of 2.2% and 1.1%, respectively, with an average remaining life of 38 days and 29 days, respectively. The fair market value of long-term debt at December 31, 2004 and 2003, amounted to $5.0 billion and $5.4 billion, respectively, and consisted primarily of fixed-rate (average of 4.3% and 4.7%, respectively) debt with maturities through 2023. As of December 31, 2004 and 2003, the fair market value of current and long-term investment securities amounted to $854 million and $316 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Market Price Sensitive Financial Instruments

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $96 million and $331 million, respectively, as of December 31, 2004 and 2003. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2004 by approximately $19 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott maintains a portfolio of equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $30 million and $50 million, respectively, as of December 31, 2004 and 2003. No individual investment is in excess of $14 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2004 and 2003, Abbott held $3.3 billion and $3.0 billion, respectively, of such contracts, which all mature in the next calendar year.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next calendar year. At December 31, 2004 and 2003, Abbott held $984 million and $602 million, respectively, of such contracts, which all mature in the next calendar year.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2004 and 2003:

	2004			2003
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$1,688	1.2843	$(39.1)	$1,887	1.19	$(11.8)
British Pound	1,112	0.542	(26.7)	799	0.59	(11.2)
Japanese Yen	533	107.3	9.2	229	108.9	0.6
Canadian Dollar	301	0.785	(20.0)	240	0.76	(2.4)
All other currencies	601	N/A	(3.3)	432	N/A	(5.5)

Total	$4,235		$(79.9)	$3,587		$(30.3)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2004	2003	2002
Net Sales	$19,680,016	$17,280,333	$15,279,537

Cost of products sold	8,884,157	7,774,239	6,820,501
Research and development	1,696,753	1,623,752	1,474,537
Acquired in-process research and development	279,006	100,240	107,700
Selling, general and administrative	4,921,780	4,808,090	3,724,855

Total Operating Cost and Expenses	15,781,696	14,306,321	12,127,593

Operating Earnings	3,898,320	2,974,012	3,151,944
Net interest expense	149,087	146,365	205,479
(Income) from TAP Pharmaceutical Products Inc. joint venture	(374,984)	(580,950)	(666,773)
Net foreign exchange (gain) loss	29,059	57,048	71,184
Other (income) expense, net	(30,442)	(35,602)	221,067

Earnings from Continuing Operations Before Taxes	4,125,600	3,387,151	3,320,987
Taxes on Earnings from Continuing Operations	949,764	882,426	773,982

Earnings from Continuing Operations	3,175,836	2,504,725	2,547,005
Earnings from Discontinued Operations, net of taxes	60,015	248,508	246,698

Net Earnings	$3,235,851	$2,753,233	$2,793,703

Basic Earnings Per Common Share —
Continuing Operations	$2.03	$1.60	$1.63
Discontinued Operations	0.04	0.16	0.16

Net Earnings	$2.07	$1.76	$1.79

Diluted Earnings Per Common Share —
Continuing Operations	$2.02	$1.59	$1.62
Discontinued Operations	0.04	0.16	0.16

Net Earnings	$2.06	$1.75	$1.78

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,560,557	1,562,815	1,560,956
Dilutive Common Stock Options	10,054	9,054	12,337

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,570,611	1,571,869	1,573,293

Outstanding Common Stock Options Having No Dilutive Effect	44,005	57,706	22,588

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2004	2003	2002
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$3,235,851	$2,753,233	$2,793,703
Less: Earnings from discontinued operations, net of taxes	60,015	248,508	246,698

Earnings from continuing operations	3,175,836	2,504,725	2,547,005
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	840,591	769,403	705,785
Amortization of intangibles	448,109	358,036	337,838
Acquired in-process research and development	279,006	100,240	107,700
Investing and financing (gains) losses, net	47,400	76,755	93,523
Trade receivables	(588,575)	(121,702)	(142,781)
Inventories	(285,328)	101,360	(156,580)
Prepaid expenses and other assets	(431,436)	(333,858)	280,522
Trade accounts payable and other liabilities	602,605	(131,809)	93,268
Income taxes payable	217,815	62,084	(212,764)

Net Cash From Operating Activities of Continuing Operations	4,306,023	3,385,234	3,653,516

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses, net of cash acquired	(2,327,821)	(497,914)	(585,999)
Acquisitions of property and equipment	(1,291,633)	(1,050,058)	(1,105,445)
Purchases of investment securities	(543,292)	(289,432)	(156,078)
Proceeds from sales of investment securities	224,923	333,757	140,284
Other	14,433	66,465	16,570

Net Cash (Used in) Investing Activities of Continuing Operations	(3,923,390)	(1,437,182)	(1,690,668)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	813,000	(814,000)	(1,306,000)
Proceeds from issuance of long-term debt, net	1,500,000	688,643	—
Repayment of long-term debt	(1,650,000)	—	—
Other borrowing transactions, net	142,998	(342,570)	286,872
Purchases of common shares	(499,745)	(97,617)	—
Proceeds from stock options exercised	155,197	75,035	137,004
Dividends paid	(1,599,770)	(1,515,703)	(1,427,850)

Net Cash (Used in) Financing Activities of Continuing Operations	(1,138,320)	(2,006,212)	(2,309,974)

Effect of exchange rate changes on cash and cash equivalents	184,271	180,971	55,627

Discontinued Operations:
Net cash provided by discontinued operations	101,920	167,863	338,571
Financing activities of discontinued operations	700,000	—	—

Net cash provided by discontinued operations	801,920	167,863	338,571

Net Increase in Cash and Cash Equivalents	230,504	290,674	47,072
Cash and Cash Equivalents, Beginning of Year	995,124	704,450	657,378

Cash and Cash Equivalents, End of Year	$1,225,628	$995,124	$704,450

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2004	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$1,225,628	$995,124	$704,450
Investment securities	833,334	291,297	261,677
Trade receivables, less allowances of — 2004: $231,704; 2003: $259,514; 2002: $198,116	3,696,115	3,313,377	2,927,370
Inventories —
Finished products	1,488,939	1,467,441	1,274,760
Work in process	582,787	545,977	563,659
Materials	548,737	725,021	602,883

Total inventories	2,620,463	2,738,439	2,441,302
Deferred income taxes	1,031,746	1,165,259	1,022,861
Other prepaid expenses and receivables	1,080,143	1,110,885	1,097,690
Assets held for sale	247,056	—	—

Total Current Assets	10,734,485	9,614,381	8,455,350

Investment Securities	145,849	406,357	250,779

Property and Equipment, at Cost:
Land	338,428	356,757	335,566
Buildings	2,519,492	2,662,023	2,387,583
Equipment	8,681,655	9,479,044	8,790,209
Construction in progress	962,114	792,923	634,315

	12,501,689	13,290,747	12,147,673
Less: accumulated depreciation and amortization	6,493,815	7,008,941	6,319,551

Net Property and Equipment	6,007,874	6,281,806	5,828,122

Intangible Assets, net of amortization	5,171,594	4,089,882	3,919,248
Goodwill	5,685,124	4,449,408	3,732,533
Investments in Joint Ventures, Deferred Income Taxes and Other Assets	952,929	1,197,474	1,406,648
Assets Held for Sale	69,639	—	—

	$28,767,494	$26,039,308	$23,592,680

	December 31
	2004	2003	2002
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,836,649	$828,092	$1,927,543
Trade accounts payable	1,054,464	1,078,333	995,228
Salaries, wages and commissions	637,333	625,525	579,689
Other accrued liabilities	2,491,956	2,180,098	2,202,477
Dividends payable	405,730	383,352	367,345
Income taxes payable	156,417	158,836	42,387
Current portion of long-term debt	156,034	1,709,265	221,111
Liabilities of operations held for sale	87,061	—	—

Total Current Liabilities	6,825,644	6,963,501	6,335,780

Long-term Debt	4,787,934	3,452,329	4,273,973

Post-employment Obligations and Other Long-term Liabilities	2,606,410	2,551,220	2,318,374

Liabilities of Operations Held for Sale	1,644	—	—

Deferred Income Taxes	220,079	—	—

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value
Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value
Authorized — 2,400,000,000 shares
Issued at stated capital amount —
Shares: 2004: 1,575,147,418; 2003: 1,580,247,227; 2002: 1,578,944,551	3,239,575	3,034,054	2,891,266
Common shares held in treasury, at cost —
Shares: 2004: 15,123,800; 2003: 15,729,296; 2002: 15,876,449	(220,854)	(229,696)	(231,845)
Unearned compensation — restricted stock awards	(50,110)	(56,336)	(76,472)
Earnings employed in the business	10,033,440	9,691,484	8,601,386
Accumulated other comprehensive income (loss)	1,323,732	632,752	(519,782)

Total Shareholders' Investment	14,325,783	13,072,258	10,664,553

	$28,767,494	$26,039,308	$23,592,680

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2004	2003	2002
Common Shares:
Beginning of Year
Shares: 2004: 1,580,247,227; 2003: 1,578,944,551; 2002: 1,571,816,976	$3,034,054	$2,891,266	$2,643,443
Issued under incentive stock programs
Shares: 2004: 6,811,550; 2003: 4,186,710; 2002: 7,331,098	208,880	118,119	202,741
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	22,871	29,980	46,755
Retired — Shares: 2004: 11,911,359; 2003: 2,884,034; 2002: 203,523	(26,230)	(5,311)	(1,673)

End of Year
Shares: 2004: 1,575,147,418; 2003: 1,580,247,227; 2002: 1,578,944,551	$3,239,575	$3,034,054	$2,891,266

Common Shares Held in Treasury:
Beginning of Year
Shares: 2004: 15,729,296; 2003: 15,876,449; 2002: 17,286,684	$(229,696)	$(231,845)	$(252,438)
Issued under incentive stock programs
Shares: 2004: 605,496; 2003: 147,153; 2002: 1,410,235	8,842	2,149	20,593

End of Year
Shares: 2004: 15,123,800; 2003: 15,729,296; 2002: 15,876,449	$(220,854)	$(229,696)	$(231,845)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(56,336)	$(76,472)	$(18,258)
Issued at market value — Shares: 2004: 589,000; 2003: 130,000; 2002: 1,396,000	(25,528)	(5,429)	(78,835)
Lapses — Shares: 2004: 57,899; 2002: 25,105	3,029	—	1,362
Amortization	28,725	25,565	19,259

End of Year	$(50,110)	$(56,336)	$(76,472)

Earnings Employed in the Business:
Beginning of Year	$9,691,484	$8,601,386	$7,281,395
Net earnings	3,235,851	2,753,233	2,793,703
Cash dividends declared on common shares (per share — 2004: $1.04; 2003: $.98; 2002: $.94)	(1,622,148)	(1,531,710)	(1,468,643)
Spin-off of Hospira, Inc.	(761,916)	—	—
Cost of common shares retired in excess of stated capital amount	(527,197)	(135,390)	(64,066)
Cost of treasury shares issued below market value	17,366	3,965	58,997

End of Year	$10,033,440	$9,691,484	$8,601,386

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$632,752	$(519,782)	$(594,710)
Other comprehensive income and spin-off of Hospira, Inc.	690,980	1,152,534	74,928

End of Year	$1,323,732	$632,752	$(519,782)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 20 percent of trade receivables as of December 31, 2004 and 2003 and 22 percent of trade receivables as of December 31, 2002. Product warranties are not significant.

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

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2004, 2003 and 2002 that materially affected the financial position or results of operations.

        USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates, income taxes, pension and other post-employment benefits, valuation of intangibles, litigation, stock compensation, and inventory and accounts receivable exposures.

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to domestic customers). Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

        INCOME TAXES — Deferred income taxes are provided for the tax effect of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Except for dividends that will be remitted under the American Jobs Creation Act of 2004, deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Loss contingency provisions are recorded for the estimated amount of audit settlements under the provisions of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

        PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care costs trend rate, discount rate and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Unrecognized actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method.

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

        STOCK-BASED COMPENSATION — Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. In December 2004, the Financial Accounting Standards Board issued a revised SFAS No. 123, "Share Based Payment," which requires that fair value be recorded in the results of operations beginning no later than July 1, 2005. Restricted stock awards are amortized over their vesting period with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with SFAS No. 5. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

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

        PRODUCT LIABILITY — Provisions are made for probable losses that are not covered by product liability insurance. Abbott carries third-party insurance coverage in amounts that reflect historical loss experience, which does not include coverage for catastrophic losses.

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

        RECLASSIFICATIONS — The income and cash flows of Hospira and direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off. In addition, Other prepaid expenses and receivables and Trade accounts payable related to TAP's trade accounts receivable as of December 31, 2003 and 2002 have been reclassified to conform to the December 31, 2004 classification.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2004	2003	2002
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$519,653	$381,898	$288,076
Accrued other rebates (a)	202,363	212,459	205,489
All other	1,769,940	1,585,741	1,708,912

Total	$2,491,956	$2,180,098	$2,202,477

(a)
Accrued wholesaler chargeback rebates of $72,634, $81,292 and $81,017 at December 31, 2004, 2003 and 2002, respectively, are netted in trade receivables. Accrued wholesaler chargeback rebates are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2004	2003	2002
Post-employment Obligations and Other Long-term Liabilities:
Accrued post-employment medical and dental costs	$747,406	$797,127	$746,352
Minimum pension liability adjustments	577,432	498,008	342,874
All other	1,281,572	1,256,085	1,229,148

Total	$2,606,410	$2,551,220	$2,318,374

	2004	2003	2002
Net Interest Expense:
Interest expense	$200,206	$188,288	$238,945
Interest income	(51,119)	(41,923)	(33,466)

Total	$149,087	$146,365	$205,479

	2004	2003	2002
Comprehensive Income, net of tax:
Foreign currency translation adjustments	$861,139	$1,162,004	$327,680
Minimum pension liability adjustments, net of taxes of $45,690 in 2004, $57,219 in 2003 and $115,992 in 2002	(75,947)	(99,155)	(203,182)
Unrealized (losses) gains on marketable equity securities	(43,613)	106,673	(20,307)
Net (losses) gains on derivative instruments designated as cash flow hedges	(39,951)	3,550	(28,774)
Reclassification adjustments for realized (gains)	(30,547)	(20,538)	(489)

Other comprehensive income	671,081	1,152,534	74,928
Net Earnings	3,235,851	2,753,233	2,793,703

Comprehensive Income	$3,906,932	$3,905,767	$2,868,631

	2004	2003	2002
Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) loss adjustments	$(1,714,901)	$(853,762)	$308,242
Cumulative minimum pension liability adjustments	355,103	302,337	203,182
Cumulative unrealized (gains) on marketable equity securities	(17,701)	(95,143)	(9,008)
Cumulative losses on derivative instruments designated as cash flow hedges	53,767	13,816	17,366

	2004	2003	2002
Supplemental Cash Flow Information:
Income taxes paid	$675,728	$832,380	$880,569
Interest paid	197,554	207,045	265,698

Note 3 — Investment Securities (dollars in thousands)

        The following is a summary of investment securities at December 31:

	2004	2003	2002
Current Investment Securities:
Time deposits and certificates of deposit	$833,334	$291,297	$120,000
Other	—	—	141,677

Total	$833,334	$291,297	$261,677

	2004	2003	2002
Long-term Investment Securities:
Equity securities	$125,541	$381,053	$222,667
Other	20,308	25,304	28,112

Total	$145,849	$406,357	$250,779

        Abbott reviews the carrying value of investments in equity securities each quarter to determine whether an other than temporary decline in market value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Abbott considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to Other (income) expense, net. Other (income) expense, net for 2002 includes a charge of $193,862 for an other than temporary decline in the market value of certain equity securities.

        Gross unrealized holding gains (losses) on current and long-term held-to-maturity investment securities totaled $1,200 and $(900), respectively, at December 31, 2004; $1,400 and $(2,200), respectively, at December 31, 2003; and $1,500 and $(8,500), respectively, at December 31, 2002. Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $30,800 and $(1,100), respectively, at December 31, 2004; $162,700 and $(4,000), respectively, at December 31, 2003; and $24,400 and $(9,200), respectively, at December 31, 2002.

Note 4 — Financial Instruments and Derivatives

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $984 million, $602 million and $857 million at December 31, 2004, 2003 and 2002, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in charges of $40.0 million and $28.8 million to Accumulated other comprehensive income (loss) in 2004 and 2002, respectively, and a $3.6 million credit to Accumulated other comprehensive income (loss) in 2003. No hedge ineffectiveness was recorded in income in 2004, 2003 or 2002. Accumulated gains and losses as of December 31, 2004 will be included in Cost of products sold at the time the products are sold, generally through the end of 2005.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2004, 2003 and 2002, Abbott held $3.3 billion, $3.0 billion and $1.9 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott is a party to interest rate hedge contracts totaling $3.1 billion to manage its exposure to changes in the fair value of $3.1 billion of fixed-rate debt due July 2006 through March 2014. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2004, 2003 and 2002.

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

	2004		2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$833.3	$833.3	$291.3	$291.3	$261.7	$259.4
Long-term:
Available-for-Sale Equity Securities	125.5	125.5	381.1	381.1	222.7	222.7
Other	20.3	20.6	25.3	24.5	28.1	23.4
Total Long-term Debt	(4,944.0)	(5,012.6)	(5,161.6)	(5,407.2)	(4,495.1)	(4,640.4)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(117.1)	(117.1)	(33.3)	(33.3)	(34.3)	(34.3)
Receivable position	37.2	37.2	3.0	3.0	16.5	16.5
Interest Rate Hedge Contracts	(3.7)	(3.7)	128.7	128.7	160.2	160.2

Note 5 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2004	2003	2002	2004	2003	2002
Projected benefit obligations, January 1	$4,646,321	$3,748,425	$3,240,523	$1,241,845	$1,286,831	$963,411
Service cost — benefits earned during the year	187,146	192,529	172,191	34,628	43,737	40,541
Interest cost on projected benefit obligations	253,249	247,117	225,509	64,054	69,365	74,093
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, law changes and differences between actual and estimated health care costs	174,669	497,468	220,789	(44,707)	(100,158)	269,841
Benefits paid	(191,543)	(169,560)	(144,010)	(67,232)	(57,930)	(61,055)
Spin-off of Hospira	(425,069)	—	—	(116,464)	—	—
Other, primarily foreign currency translation	108,452	130,342	33,423	—	—	—

Projected benefit obligations, December 31	$4,753,225	$4,646,321	$3,748,425	$1,112,124	$1,241,845	$1,286,831

Plans' assets at fair value, January 1, principally listed securities	$3,017,732	$2,373,415	$2,643,704	$—	$—	$293
Actual return on plans' assets	285,794	441,307	(310,375)	—	—	—
Company contributions	565,909	309,473	162,872	67,232	57,930	60,762
Benefits paid	(191,543)	(169,560)	(144,010)	(67,232)	(57,930)	(61,055)
Spin-off of Hospira	(262,109)	—	—	—	—	—
Other, primarily foreign currency translation	49,883	63,097	21,224	—	—	—

Plans' assets at fair value, December 31	$3,465,666	$3,017,732	$2,373,415	$—	$—	$—

Projected benefit obligations greater than plans' assets, December 31	$(1,287,559)	$(1,628,589)	$(1,375,010)	$(1,112,124)	$(1,241,845)	$(1,286,831)
Unrecognized actuarial losses, net	1,494,915	1,436,013	1,113,143	587,976	718,215	568,340
Unrecognized prior service cost	(5,835)	13,575	15,047	(285,659)	(334,662)	(77,861)

Net prepaid (accrued) benefit cost	$201,521	$(179,001)	$(246,820)	$(809,807)	$(858,292)	$(796,352)

Accrued benefit cost	$(617,533)	$(883,358)	$(741,449)	$(809,807)	$(858,292)	$(796,352)
Prepaid benefit cost	241,622	206,349	151,755	—	—	—
Intangible assets	17,261	22,460	23,700	—	—	—
Accumulated other comprehensive income (loss)	560,171	475,548	319,174	—	—	—

Net prepaid (accrued) benefit cost	$201,521	$(179,001)	$(246,820)	$(809,807)	$(858,292)	$(796,352)

Service cost — benefits earned during the year	$187,146	$192,529	$172,191	$34,628	$43,737	$40,541
Interest cost on projected benefit obligations	253,249	247,117	225,509	64,054	69,365	74,093
Expected return on plans' assets	(295,294)	(288,454)	(282,721)	—	—	—
Net amortization	30,809	6,452	4,340	5,650	6,768	10,491

Total cost	175,910	157,644	119,319	104,332	119,870	125,125
Discontinued operations	(9,781)	(20,404)	(14,543)	(14,349)	(33,630)	(36,696)

Net cost of continuing operations	$166,129	$137,240	$104,776	$89,983	$86,240	$88,429

        The accumulated benefit obligations for all defined benefit plans was approximately $3,954,000, $3,762,000 and $3,037,000 at December 31, 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, Abbott recorded minimum pension liability adjustments of $120,475, $155,134 and $342,874, respectively, because the accumulated benefit obligations for certain defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $75,947 in 2004, $99,155 in 2003 and $203,182 in 2002, net of taxes. As a result of the spin-off on April 30, 2004, Abbott transferred to Hospira a minimum pension liability adjustment and a charge to Accumulated other comprehensive income (loss), net of income taxes, of $41,051 and $23,181, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2004, 2003 and 2002, the aggregate accumulated benefit obligations were $3,053,000, $3,033,000 and $2,383,000, respectively; the projected benefit obligations were $3,738,000, $3,824,000 and $3,053,000, respectively; and the aggregate plan assets were $2,909,000, $2,567,000 and $1,981,000, respectively. The weighted average discount rate used at December 31, 2004 for determining the accumulated benefit obligations for defined benefit plans whose accumulated benefit obligations were in excess of plan assets was 5.7 percent. A one-percentage point reduction in the discount rate at December 31, 2004 would result in an increase in the minimum pension liability adjustments and an increase in the charge to Accumulated other comprehensive income (loss) of approximately $779,000 and $507,000, respectively.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans as of December 31, the measurement date of the plans, are as follows:

	2004	2003	2002
Discount rate	5.6%	5.8%	6.5%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2004	2003	2002
Discount rate	6.0%	6.5%	6.9%
Expected return on plan assets	8.4%	8.6%	9.0%
Expected aggregate average long-term change in compensation	4.2%	4.1%	4.6%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2004	2003	2002
Health care cost trend rate assumed for the next year	7%	8%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2007	2007	2007

        A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2004, by $179,052/$(134,289), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $20,135/$(15,907).

        In 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, the projected benefit obligations related to benefits attributed to past service were reduced by approximately $210,000 and the net cost recognized in 2004 was reduced by approximately $33,000.

        The weighted average asset allocation for Abbott's U.S. defined benefit plans by asset category is shown in the table below. Abbott's international defined benefit plans have similar equity content.

	2004	2003	2002
Asset Category:
Equity securities	73%	68%	60%
Fixed income securities	27	32	40

Total	100%	100%	100%

        The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Abbott's domestic defined benefit plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plans hold no securities of Abbott. Abbott's international defined benefit plans are invested in a corresponding manner, with some variance in portfolio structure around local practices.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2004, 2003 and 2002, $482,000, $200,000 and $106,000, respectively, was funded to the main domestic pension plan. International pension plans are funded according to similar regulations. In January 2005, $641,000 was contributed to the main domestic defined benefit plan. In addition, Abbott transferred approximately $45,000 to Hospira in 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets for medical and dental benefits as well as paid from the plans, are as follows:

	Defined Benefit Plans	Medical and Dental Plans
2005	$187,205	$66,916
2006	188,754	69,215
2007	192,937	71,514
2008	200,427	73,813
2009	203,812	76,112
2010 to 2014	1,190,668	392,054

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $97,000 in 2004, $90,000 in 2003 and $85,000 in 2002.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Taxes on Earnings (dollars in thousands)

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries and subsidiaries operating in Puerto Rico under tax incentive grants, which are intended to be remitted to the parent company. Except for dividends that will be remitted under the American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $7,896,000 at December 31, 2004. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. Abbott has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5. The maximum possible loss in excess of the recorded reserves is not material. In the United States, Abbott's federal income tax returns for years 1993 to 1995 are in the process of being settled at amounts that approximate recorded reserves, years 1996 to 2000 are settled and the income tax returns for years after 2000 are open.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

	2004	2003	2002
Earnings From Continuing Operations Before Taxes
Domestic	$2,278,180	$1,657,298	$2,234,764
Foreign	1,847,420	1,729,853	1,086,223

Total	$4,125,600	$3,387,151	$3,320,987

	2004	2003	2002
Taxes on Earnings From Continuing Operations
Current:
U.S. Federal and Possessions	$172,322	$536,305	$336,810
State	43,456	20,873	9,382
Foreign	461,740	403,895	322,419

Total current	677,518	961,073	668,611

Deferred:
Domestic	295,030	(15,780)	123,785
Foreign	(24,272)	(62,519)	(16,490)
Enacted tax rate changes	1,488	(348)	(1,924)

Total deferred	272,246	(78,647)	105,371

Total	$949,764	$882,426	$773,982

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2004	2003	2002
Statutory tax rate on earnings from continuing operations.	35.0%	35.0%	35.0%
Benefit of lower tax rates and tax exemptions in Puerto Rico, the Netherlands and Ireland	(7.8)	(9.1)	(7.3)
Effect of nondeductible portion of the Ross enteral nutritional settlement	—	4.0	—
Effect of nondeductible acquired in-process research and development	2.0	1.0	—
State taxes, net of federal benefit	1.1	0.4	0.3
Adjustments of prior years' tax requirements primarily as a result of resolutions of prior years' tax audits	(3.6)	—	—
Domestic dividend exclusion	(2.6)	(4.8)	(5.6)
All other, net	(1.1)	(0.4)	0.9

Effective tax rate on earnings from continuing operations	23.0%	26.1%	23.3%

        As of December 31, 2004, 2003 and 2002, total deferred tax assets were $2,171,782, $2,505,502 and $2,375,526, respectively, and total deferred tax liabilities were $1,349,972, $1,075,209 and $904,822, respectively. Valuation allowances for deferred tax assets were not significant. The temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2004	2003	2002
Compensation and employee benefits	$247,885	$539,668	$544,148
Trade receivable reserves	223,507	252,559	209,899
Inventory reserves	129,052	163,492	127,173
Deferred intercompany profit	379,560	380,854	240,463
State income taxes	(7,336)	68,489	91,140
Depreciation	(193,224)	(203,019)	(183,410)
Acquired in-process research and development and other accruals and reserves not currently deductible	1,111,611	1,005,602	1,073,995
Other, primarily the excess of book basis over tax basis of intangible assets	(1,079,388)	(779,402)	(638,598)

Total	$811,667	$1,428,243	$1,464,810

        On October 22, 2004, the President of the United States signed The American Jobs Creation Act of 2004. Among the provisions of the Act is a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. The portion of the earnings available for remittance are those earnings designated as reinvested indefinitely in foreign operations as disclosed in Abbott's 2002 financial statements. Abbott would have up to approximately $4,200,000 of such earnings available for remittance, with an estimated tax of up to $340,000 if the entire amount were remitted under the current language of the legislation. The Act continues to be subject to interpretation and rulemaking, and the estimated expense could be affected by that activity. On January 13, 2005, the U.S. Treasury and IRS issued initial guidance covering the Act. Financial Accounting Staff Position 109-2 requires companies to recognize a tax liability for remittance of earnings under the Act in the period management concludes that it would remit those earnings. As of December 31, 2004, management had not decided to remit earnings under the Act. In February 2005, Abbott concluded that it would remit approximately $600,000 in 2005 of foreign earnings previously reinvested indefinitely in accordance with the provisions of the Act. Abbott is continuing to evaluate whether it will remit all or a portion of the remaining $3,600,000 available for remittance under the Act, and expects to decide later in the year. The additional income tax expense required for the $600,000 remittance would be up to approximately $60,000 and will be recorded in the first quarter of 2005.

Note 7 — Segment and Geographic Area Information (dollars in millions)

        REVENUE SEGMENTS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Effective January 1, 2004, Abbott's segments were reorganized to reflect the shift of certain hospital pharmaceutical products from the Hospital Products segment to the Pharmaceutical Products segment, and the separation of the vascular and spinal product businesses into separate segments. On April 30, 2004, Abbott spun off its core hospital products business which included all of the Hospital Products segment, after its reorganization on January 1, 2004, and a portion of the International segment. In addition, as of January 1, 2004, the Diagnostic Products segment was reorganized into four separate divisions. For segment reporting purposes, these divisions are aggregated and reported as the Diagnostic Products segment. The segment information below has been adjusted to reflect the reorganizations and the spin-off of Abbott's core hospital products business. Abbott's reportable segments are as follows:

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

        INTERNATIONAL — Non-U.S. sales of Abbott's pharmaceutical and nutritional products. Products sold by International are manufactured by domestic and international manufacturing locations.

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are sold to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Substantially all intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-Term Assets			Total Assets
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
Pharmaceutical	$7,010	$6,051	$5,062	$2,459	$2,092	$1,891	$63	$73	$60	$66	$64	$60	$2,911	$2,406	$2,279
Diagnostics (a)	3,378	3,040	2,897	378	249	220	201	202	149	399	301	295	3,691	3,127	2,753
Ross	2,326	2,136	2,088	773	720	688	69	65	64	77	93	93	1,105	959	871
International (a)	6,166	5,321	4,688	1,704	1,295	1,229	178	198	171	312	297	375	4,437	4,559	3,849

Total Reportable Segments	18,880	16,548	14,735	$5,314	$4,356	$4,028	$511	$538	$444	$854	$755	$823	$12,144	$11,051	$9,752

Other	800	732	545

Net Sales	$19,680	$17,280	$15,280

(a)
Net sales and operating earnings in 2004 and 2003 were favorably affected by the relatively weaker U.S. dollar and were unfavorably affected in 2002 by the relatively stronger U.S. dollar.

	2004	2003	2002
Total Reportable Segment Operating Earnings	$5,314	$4,356	$4,028
Corporate functions and benefit plans costs	341	278	198
Non-reportable segments	223	68	54
Net interest expense	149	146	205
Acquired in-process research and development	279	100	108
(Income) from TAP Pharmaceutical Products Inc. joint venture	(375)	(581)	(667)
Net foreign exchange (gain) loss	29	57	71
Other, net (b)	542	901	738

Consolidated Earnings from Continuing Operations Before Taxes	$4,126	$3,387	$3,321

(b)
Other, net for 2004 includes acquisition related charges, primarily related to the TheraSense acquisition. 2003 includes charges of $622 for the settlement of the Ross enteral nutritional investigation and $88 for impairments of assets. 2002 includes charges of $173 for restructuring plans, $116 for the FDA consent decree, and $194 for other than temporary declines in the market value of equity securities.

	2004	2003	2002
Total Reportable Segment Assets	$12,144	$11,051	$9,752
Cash and investments	2,205	1,693	1,217
Investment in TAP Pharmaceutical Products Inc. joint venture	76	340	370
Current deferred income taxes	1,032	1,165	1,023
Non-reportable segments	1,663	582	503
Assets held for sale to Hospira and assets of Hospira	317	2,153	2,202
All other, net	11,330	9,055	8,526

Total Assets	$28,767	$26,039	$23,593

	Net Sales to External Customers (c)			Long-Term Assets
	2004	2003	2002	2004	2003	2002
United States	$11,242	$9,919	$8,916	$7,293	$7,071	$8,228
Japan	987	897	768	1,044	1,004	308
Germany	811	785	709	6,176	5,332	4,257
Canada	595	526	449	68	66	53
The Netherlands	705	556	426	146	129	109
Italy	745	658	554	234	253	185
All Other Countries	4,595	3,939	3,458	3,072	2,570	1,997

Consolidated	$19,680	$17,280	$15,280	$18,033	$16,425	$15,137

(c)
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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures discussed in this note and in Note 9, Abbott estimates the range of possible loss to be from approximately $150 million to $210 million. Abbott has recorded reserves of approximately $155 million at December 31, 2004 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 9 — TAP Pharmaceutical Products Inc.

        TAP Pharmaceutical Products Inc. (TAP) and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. In 2004, TAP reached an agreement with plaintiffs to settle the allegations and dismiss Abbott and TAP from the cases. The settlement is subject to final court approval. Abbott reversed the reserve it had recorded for this matter and TAP recorded the expected settlement amount. Abbott's portion of TAP's settlement is included in the reserve amounts and range in Note 8 above.

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

Note 10 — Spin-off of Hospira

        On April 12, 2004, Abbott's Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira common stock on April 30, 2004. All of the shares of Hospira's common stock were distributed to Abbott shareholders on a pro-rata basis. Abbott has received a ruling from the Internal Revenue Service that the spin-off qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes. Cash, which is generally taxable to the recipient, was paid in lieu of fractional shares. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off.

        The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006. Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Consolidated Balance Sheet as of December 31, 2004. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

        In April 2004, Abbott borrowed and Hospira assumed $700 million of debt, the proceeds of which were retained by Abbott to reduce short-term borrowings. Hospira is solely responsible for repayment of the principal and for payment of interest on this debt. Abbott has retained liabilities for taxes on income prior to the spin-off, post-employment medical and dental benefits for most of Hospira's U.S. retired employees and U.S. retirement eligible employees, certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs, and the defined benefit retirement plan liabilities and plan assets for most of Hospira's retired employees. In connection with the spin-off, Abbott's defined benefit, medical and dental and employee stock option programs have been adjusted. See footnotes 5 and 11 for further details.

Summarized financial information for discontinued operations is as follows:

	2004	2003	2002
	(dollars in thousands)
Net sales	$793,129	$2,400,228	$2,405,126
Earnings before taxes	90,444	347,266	352,426
Taxes on earnings	30,429	98,758	105,728
Net earnings	60,015	248,508	246,698

        The financial information above includes the operations of Hospira through April 30, 2004, the date of the spin-off. As a consequence, the results for the full year 2004 include only four months of the operations of Hospira. The results of the discontinued operations also include direct transaction costs of approximately $36 million and $12 million in 2004 and 2003, respectively.

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

Note 11 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, restricted stock units, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards comprise the majority of benefits that have been granted and are currently outstanding under this program and prior programs. In 2004, Abbott granted 22,314,545 stock options, 3,302,646 replacement stock options, and 605,496 restricted stock awards under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2004, 2003 and 2002 vest equally over three years except for replacement options, which vest in six months. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied. Hospira optionees who were eligible to retire as of the spin-off date are retired from Abbott for purposes of their outstanding options. Approximately 4.8 million Abbott options held by Hospira optionees who were not eligible to retire were cancelled and were replaced by Hospira. Pro forma compensation expense for 2004 reflects the cancellation of the options. Abbott options were adjusted for the effects of the spin-off on the intrinsic value of the options resulting in the issuance of an additional 8.2 million Abbott options.

        At January 1, 2005, approximately 44 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 22 million stock options from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 2002	86,271,959	$38.25
Granted	24,688,761	56.11
Exercised	(10,068,863)	28.09
Lapsed	(1,211,101)	48.22

December 31, 2002	99,680,756	43.58	59,224,392	$38.48

Granted	27,464,985	36.56
Exercised	(7,032,966)	29.08
Lapsed	(2,602,110)	47.58

December 31, 2003	117,510,665	42.71	71,944,163	41.80

Granted	25,617,191	43.51
Exercised	(10,173,088)	30.54
Lapsed	(4,868,809)	45.09
Cancelled in connection with the spin-off of Hospira	(4,826,161)	43.81
Issued in connection with the spin-off of Hospira	8,228,700	n/a

December 31, 2004	131,488,498	$41.01	85,810,967	$41.28

	Options Outstanding at December 31, 2004			Exercisable Options at December 31, 2004
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$18 to $35	43,463,178	5.6	$31.69	28,784,813	$30.90
36 to 45	43,999,203	7.4	41.51	20,763,472	42.03
46 to 55	44,026,117	6.7	49.72	36,262,682	49.09

$18 to $55	131,488,498	6.6	$41.01	85,810,967	$41.28

        Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method, pro forma net income (in billions) and earnings per share (EPS) amounts would have been as follows:

	2004	2003	2002
Net income, as reported	$3.2	$2.8	$2.8
Compensation cost under fair value-based accounting method, net of tax	(0.2)	(0.3)	(0.2)

Net income, pro forma	$3.0	$2.5	$2.6

Diluted EPS from Continuing Operations, as reported	$2.02	$1.59	$1.62
Diluted EPS from Continuing Operations, pro forma	1.90	1.47	1.50
Basic EPS, as reported	2.07	1.76	1.79
Basic EPS, pro forma	1.94	1.62	1.65
Diluted EPS, as reported	2.06	1.75	1.78
Diluted EPS, pro forma	1.94	1.62	1.65

        The weighted average fair value of an option granted in 2004, 2003 and 2002 was $11.79, $8.73 and $16.47, respectively. For purposes of fair value disclosures, the fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Risk-free interest rate	2.9%	2.7%	4.5%
Average life of options (years)	5.4	5.4	5.4
Volatility	32.0%	32.0%	28.0%
Dividend yield	2.2%	2.8%	1.6%

        In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards (SFAS) No. 123, "Share Based Payment." The revised SFAS No. 123 requires that the fair value of stock options be recorded in the results of operations beginning no later than July 1, 2005. Stock compensation expense under the prior rules would have reduced reported diluted earnings per share by 12 cents in 2004. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. Abbott has not determined the effect of the new standard on its earnings, however, expense under the new standard could be somewhat higher. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change. Abbott expects to adopt the revised rules on July 1, 2005, but has not determined whether it would adopt prospectively, or retrospectively to January 1, 2005.

Note 12 — Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2004	2003	2002
5.125% debentures, due 2004	$—	$—	$1,650,000
6.8% debentures, due 2005	—	150,000	150,000
5.625% debentures, due 2006	1,600,000	1,600,000	1,600,000
6.4% debentures, due 2006	250,000	250,000	250,000
0.77% Yen notes, due 2007	97,343	91,324	—
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
1.05% Yen notes, due 2008	486,713	456,621	—
3.5% debentures, due 2009	500,000	—	—
1.51% Yen notes, due 2010	146,014	136,986	—
3.75% debentures, due 2011	500,000	—	—
1.95% Yen notes, due 2013	243,356	228,311	—
4.35% debentures, due 2014	500,000	—	—
Other, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	64,508	139,087	223,973

Total, net of current maturities	4,787,934	3,452,329	4,273,973
Current maturities of long-term debt, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	156,034	1,709,265	221,111

Total carrying amount	$4,943,968	$5,161,594	$4,495,084

        Principal payments required on long-term debt outstanding at December 31, 2004, are $156,034 in 2005, $1,855,604 in 2006, $101,104 in 2007, $888,913 in 2008, $500,926 in 2009 and $1,445,078 thereafter.

        At December 31, 2004, Abbott had $3,000,000 of unused lines of credit, which support commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted average interest rate on short-term borrowings was 2.2% at December 31, 2004 and 1.1% at December 31, 2003 and 2002.

Note 13 — Business Combinations and Technology Acquisitions

        In 2004, Abbott paid approximately $2.3 billion for strategic business and technology acquisitions, as follows. In the fourth quarter 2004, Abbott acquired EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. These fourth quarter acquisitions resulted in a charge of $47 million for acquired in-process research and development, intangible assets of approximately $152 million, non-tax deductible goodwill of approximately $191 million and deferred income taxes of approximately $60 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 18 years). In the second quarter 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash. In the second quarter 2004, Abbott also acquired certain other product technologies for approximately $352 million. These second quarter acquisitions resulted in a charge of $164 million for acquired in-process research and development, intangible assets of approximately $912 million, non-tax deductible goodwill of approximately $623 million and deferred income taxes of approximately $241 million. Acquired intangible assets, primarily product technology, are amortized over 9 to 17 years (average of approximately 13 years). In the first quarter 2004, Abbott acquired i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash. This acquisition resulted in a charge of approximately $60 million for acquired in-process research and development, intangible assets of approximately $263 million, non-tax deductible goodwill of approximately $109 million and deferred income taxes of approximately $105 million. Acquired intangible assets, primarily product technology, are amortized over 7 to 18 years (average of approximately 17 years).

        In 2003, Abbott paid approximately $459 million for strategic business and technology acquisitions, as follows. Abbott acquired ZonePerfect Nutrition Company, a marketer of healthy and nutritious products for active people, for approximately $160 million in cash; Integrated Vascular Systems, Inc., a developer of a novel vessel closure technology, for approximately $65 million in cash; and Spinal Concepts Inc., a marketer of spinal fixation products used in the treatment of spinal disorders, diseases and injuries, for approximately $166 million in cash plus additional milestone payments of up to $40 million if agreed upon targets are met. Abbott also acquired the assets of JOMED N.V.'s coronary and peripheral interventional business for approximately $68 million in cash. These acquisitions resulted in a charge of approximately $100 million for acquired in-process research and development, intangible assets of approximately $222 million and non-tax deductible goodwill of approximately $182 million. Acquired intangible assets, primarily product technology, are amortized over 9 to 25 years (average of approximately 16 years).

        In 2002, Abbott acquired the cardiovascular stent business of Biocompatibles International plc and certain cardiovascular stent technology rights from Medtronic, Inc. In addition, Abbott acquired an additional 28.8 percent of the issued common shares of Hokuriku Seiyaku Co., Ltd., resulting in Abbott owning substantially all of the common shares of Hokuriku Seiyaku Co., Ltd. The aggregate cash purchase price ($586 million) of these strategic business and technology acquisitions resulted in a charge for acquired in-process research and development of approximately $108 million, intangible assets of approximately $145 million and non-tax deductible goodwill of approximately $257 million. Acquired intangible assets, primarily product technology, are amortized over 4 to 13 years (average of approximately 8 years).

        Had the above acquisitions taken place on January 1 of the previous year, consolidated sales and income would not have been significantly different from reported amounts.

Note 14 — Goodwill and Intangible Assets (dollars in millions)

        Abbott recorded goodwill of approximately $923, $182 and $316 in 2004, 2003 and 2002, respectively, related to acquisitions. Foreign currency translation adjustments increased goodwill in 2004, 2003 and 2002 by approximately $394, $522 and $251, respectively. In connection with the spin-off of Hospira in 2004, Abbott transferred approximately $81 of goodwill to Hospira. There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology, was $6,622, $4,841 and $4,504 as of December 31, 2004, 2003 and 2002, respectively, and accumulated amortization was $1,468, $899 and $733 as of December 31, 2004, 2003 and 2002, respectively. The net amount of intangible assets with indefinite lives, primarily registered trade names, not subject to amortization are not significant. The estimated annual amortization expense for intangible assets is $477 in 2005 and 2006, $462 in 2007, $442 in 2008 and $436 in 2009. Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 14 years).

Note 15 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $76, $340 and $370 at December 31, 2004, 2003 and 2002, respectively. Dividends received from TAP were $638, $606 and $695 in 2004, 2003 and 2002, respectively. Abbott performs certain administrative and manufacturing services for TAP at negotiated rates that approximate fair market value. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2004	2003	2002
Net sales	$3,361.6	$3,979.6	$4,037.4
Cost of sales	990.4	1,066.8	884.1
Income before taxes	1,181.1	1,815.5	2,081.4
Net income	750.0	1,161.9	1,333.5
	December 31
	2004	2003	2002
Current assets	$951.7	$1,451.6	$1,176.8
Total assets	1,176.6	1,718.1	1,580.3
Current liabilities	976.8	965.8	791.6
Total liabilities	1,025.2	1,037.2	839.8

        Undistributed earnings of investments accounted for under the equity method amounted to approximately $53 as of December 31, 2004.

Note 16 — Stock Purchase Rights

        Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires ten percent or more of Abbott common shares or announces a tender or exchange offer which would result in ownership of ten percent or more of Abbott common shares. Following the acquisition of ten percent or more of Abbott's common shares, the holders of the rights, other than the acquiring person or group, may purchase Abbott common shares at half price. In the event of a merger or other acquisition of Abbott, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half price. The rights were not exercisable at December 31, 2004.

Note 17 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2004	2003
First Quarter
Net Sales	$4,640.9	$4,008.9
Gross Profit	2,567.4	2,209.0
Net Earnings	822.9	801.0
Basic Earnings Per Common Share (a)	.53	.51
Diluted Earnings Per Common Share (a)	.52	.51
Market Price Per Share-High	47.25	40.85
Market Price Per Share-Low	39.28	33.75
Second Quarter
Net Sales	$4,703.0	$4,126.3
Gross Profit	2,634.3	2,277.9
Net Earnings (b)	634.3	246.6
Basic Earnings Per Common Share (a)(b)	.41	.16
Diluted Earnings Per Common Share (a)(b)	.40	.16
Market Price Per Share-High	44.67	46.94
Market Price Per Share-Low	39.43	37.57
Third Quarter
Net Sales	$4,681.7	$4,247.8
Gross Profit	2,566.8	2,319.1
Net Earnings	804.1	761.2
Basic Earnings Per Common Share (a)	.52	.49
Diluted Earnings Per Common Share (a)	.51	.48
Market Price Per Share-High	43.20	45.09
Market Price Per Share-Low	38.26	37.65
Fourth Quarter
Net Sales	$5,654.4	$4,897.3
Gross Profit	3,027.3	2,700.1
Net Earnings	974.6	944.4
Basic Earnings Per Common Share (a)	.62	.60
Diluted Earnings Per Common Share (a)	.62	.60
Market Price Per Share-High	47.63	47.15
Market Price Per Share-Low	40.25	39.95
(a)
The sum of the first quarter, second quarter, third quarter and fourth quarter basic and diluted earnings per share for 2004 do not add to the full year earnings per share amounts due to rounding.

(b)
Second quarter 2003 included a pretax charge of $622 for the settlement of the Ross enteral nutritional investigation.

Management Report on Internal Control
Over Financial Reporting

        The management of Abbott Laboratories is responsible for establishing and maintaining adequate internal control over financial reporting. Abbott's internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2004, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page 70.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 18, 2005

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2004, 2003 and 2002, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abbott Laboratories and subsidiaries as of December 31, 2004, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 18, 2005

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting dated February 18, 2005, that Abbott Laboratories and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations in internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 18, 2005, expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Chicago, Illinois
February 18, 2005

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income
(dollars in thousands)

	Years Ended December 31
	2004	2003	2002
Net Sales	$3,361,634	$3,979,629	$4,037,415
Cost of Sales	990,417	1,066,760	884,145

Gross Profit	2,371,217	2,912,869	3,153,270
Selling, General and Administrative	1,027,203	935,347	898,874
Research and Development	167,625	167,938	182,456

Income from Operations	1,176,389	1,809,584	2,071,940
Interest Income	9,293	9,712	15,165
Other Income (Expense), net	(4,630)	(3,832)	(5,663)

Income Before Taxes	1,181,052	1,815,464	2,081,442
Provision for Income Taxes	431,083	653,566	747,897

Net Income	749,969	1,161,898	1,333,545
Other Comprehensive Income:
Net unrealized (losses) gain on investment and forward contracts	(3,066)	(10,085)	33,252

Comprehensive Income	$746,903	$1,151,813	$1,366,797

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$749,969	$1,161,898	$1,333,545
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29,022	35,518	24,198
Deferred income taxes	(70,219)	28,791	2,616
Changes in assets and liabilities:
Accounts receivable	75,444	40,568	(137,709)
Inventories	7,217	(43,807)	(10,240)
Prepaid expenses and other assets	(11,322)	(2,963)	(9,778)
Accounts payable and accrued liabilities	(99,930)	(17,794)	56,666
Accrued rebates	98,254	181,737	13,772
Accrued compensation and benefits	(10,220)	(7,657)	11,719
Incentive stock program	(85)	(6,063)	(47,006)

Net Cash Flows From Operating Activities	768,130	1,370,228	1,237,783

Cash Flows (Used in) From Investing Activities:
Proceeds from maturities of investments	79,000	373,488	97,341
Purchases of investments	(99,600)	(120,000)	(209,181)
Capital expenditures	(15,303)	(7,078)	(12,619)

Net Cash Flows (Used in) From Investing Activities	(35,903)	246,410	(124,459)

Cash Flows (Used in) Financing Activities:
Dividends paid	(1,276,448)	(1,211,414)	(1,389,889)

Cash Flows (Used in) Financing Activities	(1,276,448)	(1,211,414)	(1,389,889)

Net (Decrease) Increase in Cash and Cash Equivalents	(544,221)	405,224	(276,565)
Cash and Cash Equivalents — Beginning of Year	606,376	201,152	477,717

Cash and Cash Equivalents — End of Year	$62,155	$606,376	$201,152

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$579,140	$505,004	$753,690

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Balance Sheets
(in thousands, except share amount)

	December 31
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$62,155	$606,376
Short-term investments	27,408	5,610
Accounts receivable, net of allowances: 2004 — $44,853; 2003 — $37,824	505,118	580,562
Inventories	161,289	168,506
Deferred income taxes	120,051	23,542
Prepaid expenses and other assets	75,727	67,008

Total Current Assets	951,748	1,451,604
Property and Equipment, net	112,562	119,640
Other Assets, net	2,298	8,600
Long-Term Investments	75,000	77,000
Deferred Income Taxes	34,957	61,247

	$1,176,565	$1,718,091

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$199,369	$127,977
Payable to Takeda	87,447	101,205
Payable to Abbott	86,018	141,772
Accrued rebates	511,041	412,787
Income taxes payable	50,074	129,062
Accrued compensation and benefits	42,802	53,022

Total Current Liabilities	976,751	965,825
Other Liabilities	48,450	71,357

Total Liabilities	1,025,201	1,037,182

Commitments and Contingencies
Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive (loss) income	(745)	2,321
Retained earnings	106,160	632,639

Total Shareholders' Equity	151,364	680,909

	$1,176,565	$1,718,091

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive (Loss) Income
			Additional Paid-In Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2002 (Unaudited)	200	$39,500	$6,449	$(20,846)	$738,499	$763,602
Net income	—	—	—	—	1,333,545	1,333,545
Net unrealized gain on option and forward contracts, net of taxes of $7,444	—	—	—	33,252	—	33,252
Dividends	—	—	—	—	(1,389,889)	(1,389,889)

Balance, December 31, 2002	200	39,500	6,449	12,406	682,155	740,510
Net income	—	—	—	—	1,161,898	1,161,898
Net unrealized loss on option and forward contracts, net of taxes of $(6,051)	—	—	—	(10,085)	—	(10,085)
Dividends	—	—	—	—	(1,211,414)	(1,211,414)

Balance, December 31, 2003	200	39,500	6,449	2,321	632,639	680,909
Net income	—	—	—	—	749,969	749,969
Net unrealized loss on investment and forward contracts, net of taxes of $(1,150)	—	—	—	(3,066)	—	(3,066)
Dividends	—	—	—	—	(1,276,448)	(1,276,448)

Balance, December 31, 2004	200	$39,500	$6,449	$(745)	$106,160	$151,364

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2004, 2003 and 2002
(dollars in thousands)

Note 1. Description of the Business

        TAP Pharmaceutical Products Inc. and subsidiaries (TAP) is a Delaware corporation owned equally by Abbott Laboratories (Abbott), an Illinois corporation, and Takeda America Holdings, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd., a Japanese corporation (collectively Takeda). TAP is headquartered in Lake Forest, Illinois and has approximately 3,200 employees. Under an agreement between Abbott and Takeda, TAP develops, markets and sells human pharmaceutical products in the United States, Puerto Rico, and Canada. TAP operates as one business segment with sales primarily in the United States.

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

        TAP's products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's primary products for 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Prevacid	$2,592,116	$3,190,220	$3,157,464
Lupron	770,210	787,768	876,046

        Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP's accounts receivable are derived from sales to wholesale distributors. Three U.S. wholesale distributors accounted for more than 10% of TAP's gross sales in 2004, 2003 and 2002 as follows:

	2004	2003	2002
Wholesale distributor A	20%	25%	22%
Wholesale distributor B	19%	24%	20%
Wholesale distributor C	19%	17%	13%

        TAP has no material exposures to off-balance sheet arrangements; nor special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value, except for the equity swap agreements that hedge market price exposure for employee stock options as described in Note 7.

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

        INVESTMENT SECURITIES — Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive (loss) income.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2004	2003
Finished goods	$95,337	$83,318
Work-in-process	65,952	85,188

Total inventories	$161,289	$168,506

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

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $227,882, $344,141 and $341,562 for 2004, 2003 and 2002, respectively.

        INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of assets and liabilities.

        RECLASSIFICATIONS — Certain reclassifications have been made to prior-year financial statements to conform to the current-year presentation.

Note 3. Property and Equipment and Lease Obligations

        Property and equipment consists of the following at December 31:

	2004	2003
Land and land improvements	$13,337	$13,337
Building	17,884	17,884
Leasehold improvements	687	8,067
Furniture and fixtures	33,919	33,849
Computer hardware and software	45,628	74,468
Construction-in-progress	2,296	2,415
Automobiles under capital leases	52,113	54,486

Property and equipment	165,864	204,506
Less accumulated depreciation and amortization	(53,302)	(84,866)

Property and equipment, net	$112,562	$119,640

        TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases, which expire at various dates through 2010. Lease expense totaled $4,990, $5,220 and $12,541 for 2004, 2003 and 2002, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2004 consist of the following:

2005	$17,704
2006	14,498
2007	9,116
2008	4,065
Thereafter	590

Total	$45,973

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

        Effectiveness of the forward contracts is based on changes in the forward rates. Effectiveness of call options is based solely on the changes in fair value. The effective portion of the changes in value of both forward and option contracts is recorded in Accumulated other comprehensive (loss) income, and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        There were no foreign exchange forward contracts outstanding at December 31, 2004. At December 31, 2003, TAP had outstanding foreign exchange forward contracts with notional values of $39,840 and fair values of $921. The fair value of these contracts is recorded as other assets. During 2004, 2003 and 2002, cash flow hedge ineffectiveness was not material.

Note 5. Investments

        The following is a summary of investment securities at December 31:

	2004	2003
Short-term investments:
Debt obligations issued by governmental agencies	$24,600	$—
Restricted funds on deposit	2,000	4,000
Marketable equity securities	808	1,610

Total	$27,408	$5,610

Long-term investments:
Debt obligations issued by governmental agencies, maturing through April 2006	$75,000	$75,000
Restricted funds on deposit	—	2,000

Total	$75,000	$77,000

        The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short-term maturity of the investments. The fair value of long-term investments in debt obligations was $74,111 and $74,978 as of December 31, 2004 and 2003, respectively.

Note 6. Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 7 for further details). TAP is billed for its share of the costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. TAP made contributions in 2004, 2003 and 2002 of $43,088, $16,520 and $8,392, respectively, to the plan. TAP's contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions. TAP's contributions for 2004, 2003 and 2002 were $11,563, $11,251 and $9,824, respectively.

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

	2004	2003
Change in benefit obligations:
Projected benefit obligations, January 1	$20,589	$20,672
Service cost	2,467	2,149
Interest cost	1,119	978
Plan amendments	—	(6,667)
Actuarial (gain) loss	(763)	3,703
Benefits paid	(345)	(246)

Projected benefit obligations, December 31	$23,067	$20,589

Reconciliation of funded status:
Unfunded status	$(23,067)	$(20,589)
Unrecognized net actuarial loss	11,670	12,853
Unrecognized prior service cost	(7,945)	(8,346)

Accrued post-employment benefit liability, December 31	$(19,342)	$(16,082)

        The components of net cost are as follows:

	2004	2003	2002
Service cost	$2,467	$2,149	$2,028
Interest cost	1,119	978	1,037
Net amortization	19	(6)	107

Net cost	$3,605	$3,121	$3,172

        The discount rates used to determine benefit obligations for medical and dental plans as of December 31, the measurement date for the plan, were 5.8 percent and 6.0 percent as of December 31, 2004 and 2003, respectively. The discount rates used to determine net cost for medical and dental plans for 2004, 2003 and 2002 were 6.0 percent, 6.75 percent and 7.25 percent, respectively.

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2004	2003	2002
Health care cost trend rate assumed for the next year	7%	8%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2007	2007	2007

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of December 31, 2004 by approximately $6,081and $(4,440), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the year then ended by approximately $1,143 and $(901), respectively.

        Total benefit payments expected to be paid to participants from company assets for post-employment medical and dental benefits are as follows:

2005	$428
2006	520
2007	611
2008	703
2009	795
2010 to 2014	4,435

        On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Among the provisions of the Act is a provision granting a subsidy to sponsors of retirement medical plans with prescription drug coverage when the benefit is at least actuarially equivalent to the Medicare Part D benefit. In 2004, TAP reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, the projected benefit obligations related to benefits attributed to past service were reduced by approximately $4,300 and the net cost recognized in 2004 was reduced by approximately $1,100.

Note 7. Incentive Stock Program

        Certain employees of TAP are granted options to purchase Abbott common stock under the 1996 Abbott Incentive Stock Program and prior plans. Stock options and replacement stock options granted to TAP employees are currently outstanding under this and prior plans. The purchase price of shares under option must be at least equal to the fair market value of the Abbott common stock on the date of grant, and the maximum term of an option is 10 years. Options granted vest equally over three years except for replacement options, which generally vest in six months and have a life equal to the remaining life of the replaced option. Upon a change in control of Abbott, all outstanding stock options become fully exercisable.

        All option exercises are transacted with Abbott. TAP is liable for the excess of the fair market value of the option shares granted to TAP employees while employed at TAP over the option price at the time of exercise and reimburses Abbott for the cost of options exercised annually.

        As of December 31, 2004 and 2003, TAP has recorded a derivative liability for options granted after the adoption of EITF No. 02-08 of $42,390 and $21,711, respectively. Changes in the fair value of these options are recorded as Selling, general and administrative expense. Fair value is determined using the Black-Scholes option-pricing model.

        As of December 31, 2004 and 2003, TAP has recorded a liability for exercised options of $4,199 and $2,816, respectively, as Payable to Abbott. TAP also has recorded a liability for options issued before the adoption of EITF No. 02-08 for the difference between the fair value and strike price of vested yet unexercised options of $19,402 and $15,834 as of December 31, 2004 and 2003, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $26,493, $25,350 and $(41,619) was recorded as Selling, general and administrative expense in 2004, 2003 and 2002, respectively.

        Due to the impact of significant fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of one to three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires ongoing quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $19,559 and $16,255 as of December 31, 2004 and 2003, respectively, and is recorded as Prepaid expenses and other assets in the balance sheets. For 2004, 2003 and 2002, TAP recorded as Selling, general and administrative expenses $(19,085), $(28,600) and $57,057, respectively, of (gain) loss related to the equity swap investments.

        In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards No. 123, "Share Based Payment." The effect of adopting the new rules on reported income is dependent on the number of options granted in the future and the fair value of those options.

Note 8. Income Taxes

        TAP's U.S. income tax liabilities for years 1999 and forward are subject to final determination by the Internal Revenue Service (IRS). The IRS has challeged the deductibility of an item in TAP's 2001 tax return. Management believes its deduction is proper and expects the ultimate resolution will not have a material impact on TAP's financial position, cash flows or results of operations. To the extent that amounts that have been previously deducted differ materially from the actual amounts that are determined to be deductible, TAP's financial position, cash flows or results of operations in future periods could be materially affected.

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The provision for income taxes includes the following components:

	2004	2003	2002
Current:
U.S. Federal	$481,880	$595,393	$718,940
State	18,879	23,331	33,785

Total current	500,759	618,724	752,725

Deferred:
U.S. Federal	(62,788)	32,520	(4,507)
State	(6,888)	2,322	(321)

Total deferred	(69,676)	34,842	(4,828)

Total	$431,083	$653,566	$747,897

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.8	0.9	1.0
Other	0.7	0.1	(0.1)

Effective tax rate	36.5%	36.0%	35.9%

        The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2004	2003
Non-currently deductible escrow payment	$54,750	$—
Accounts receivable allowances and inventory reserves	14,635	14,571
Accrued rebates	7,618	942
Accrued compensation and benefits	5,921	3,793
Other, primarily accrued legal expenses, state and local taxes, and prepaid royalties not currently deductible	72,084	65,483

Total	155,008	84,789
Less current portion	(120,051)	(23,542)

Long-term net deferred tax assets	$34,957	$61,247

Note 9. Litigation and Related Matters

        TAP, along with its shareholders have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. In 2004, TAP reached an agreement with plaintiffs to settle the allegations for $150,000 and dismiss TAP, Takeda and Abbott from the cases and recorded a charge of $125,000 in Selling, general and administrative expense in 2004. Certain individuals may opt out of the settlement and pursue individual claims. The settlement amount was deposited into escrow in 2004. The settlement is subject to notice and final court approval.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on TAP's financial position, cash flows, or results of operations.

Note 10. Related-Party Transactions

        Various agreements exist among TAP, Abbott and Takeda. All amounts due from and payable to Abbott and Takeda have been respectively netted in the balance sheets in the captions Payable to Abbott and Payable to Takeda.

        TAP pays Abbott for services related to packaging and warehousing, research and development, administrative functions, and a residual royalty under a co-promotion agreement. Amounts incurred for these services totaled $142,676, $312,309 and $236,836 for 2004, 2003 and 2002, respectively. Under the co-promotion agreement, Abbott promoted Prevacid until June 30, 2003. Abbott acted as an agent for TAP and did not take title or ownership of TAP's products. In addition, Abbott purchased, for international markets, TAP's products for $73,934, $69,691 and $60,899 in 2004, 2003 and 2002, respectively.

        TAP purchases all Lupron Depot and Prevacid unpackaged finished goods inventories from Takeda. Purchases are contracted at fixed Yen-denominated prices. The actual cost, in U.S. dollars, paid to Takeda for purchases of these inventories in 2004, 2003 and 2002, totaled $714,712, $733,757 and $646,076, respectively. TAP has royalty agreements with Takeda for sales of Lupron, Lupron Depot and Prevacid. For 2004, 2003 and 2002, TAP recorded royalty expense of $179,256, $216,341 and $216,774, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products Inc.:

We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of TAP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TAP's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 16, 2005

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

        Management's report on Abbott's internal control over financial reporting is included on page 68 hereof. The report of Abbott's independent registered public accounting firm related to management's assessment of the effectiveness of internal control over financial reporting is included on page 70 hereof.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference are "Committees of the Board of Directors," "Information Concerning Nominees for Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2005 Abbott Laboratories Proxy Statement. The 2005 Proxy Statement will be filed on or about March 18, 2005. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 16 through 21 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2005 Proxy Statement under the headings "Compensation of Directors" and "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2005 Proxy Statement will be filed on or about March 18, 2005.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a)
  Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	131,265,076	41.05	20,114,129(1)
Equity compensation plans not approved by security holders(2)	223,422	18.66	4,972,974(3)
Total	131,488,498	41.01	25,087,103
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
Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2004, 223,422 options remained outstanding under the plans. These options have a weighted-average purchase price of $18.66.
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
(3) The number of securities includes:
(i)	2,353,980 shares available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan,
(ii)	1,390,425 shares available for issuance under the Abbott Laboratories Employee Share Ownership Plan,
(iii)	742,500 shares available for issuance under the Abbott Canada Stock Retirement Plan, and
(iv)	486,069 shares available for issuance under the Abbott Laboratories Equity-Based Award / Recognition Plan.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 11 entitled "Incentive Stock Program", of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data".
(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the text to be included under the caption "Information Concerning Security Ownership" and the material under the heading "Security Ownership of Executive Officers and Directors" in the 2005 Proxy Statement. The 2005 Proxy Statement will be filed on or about March 18, 2005.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the material under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm" in the 2005 Proxy Statement. The 2005 Proxy Statement will be filed on or about March 18, 2005.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

1.
Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 40 hereof, for a list of financial statements.

2.
Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products Inc.:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	92
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm on Supplemental Schedule	93
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X
TAP Pharmaceutical Products Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	94
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm on Supplemental Schedule	95
  3.
  Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 96 through 100 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 96 through 100).

(c)
Financial Statement Schedules filed (pages 92 and 94).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: March 2, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on March 2, 2005 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ RICHARD A. GONZALEZ Richard A. Gonzalez President and Chief Operating Officer, Medical Products Group and Director of Abbott Laboratories	/s/ WILLIAM M. DALEY William M. Daley Director of Abbott Laboratories
/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden President and Chief Operating Officer, Pharmaceutical Products Group and Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories

/s/ A. BARRY RAND A. Barry Rand Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries		Balance at End of Year
2004	$259,514	$66,619	$(94,429	)(b)	$231,704
2003	198,116	132,622	(71,224)		259,514
2002	195,585	97,649	(95,118)		198,116
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

(b)
2004 amounts charged off, net of recoveries includes $18,189 allowance transferred to Hospira, Inc.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
Abbott Laboratories

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2004, 2003 and 2002, and for the years then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 18, 2005; such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois February 18, 2005

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2004	$37,824	$130,497	$(123,468)	$44,853
2003	27,764	150,726	(140,666)	37,824
2002	23,722	128,870	(124,828)	27,764
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products Inc.:

        We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 16, 2005; such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of TAP, listed in Item 15. This consolidated financial statement schedule is the responsibility of TAP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Chicago, Illinois February 16, 2005

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2004

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
3.1	*Articles of Incorporation, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.33, below.)
3.2	*Corporate By-Laws, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Current Report dated February 18, 2005 on Form 8-K.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.
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
4.5	*Resolution of Abbott's Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.6
*Actions of the Authorized Officers with respect to Abbott's Medium-Term Notes, Series A filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.7	*Form of 6.8% Note issued pursuant to Indenture filed as Exhibit 4.9 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.8	*Actions of Authorized Officers with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.10 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.9	*Officers' Certificate and Company Order with respect to Abbott's $150,000,000 6.8% Notes filed as Exhibit 4.11 to the 1995 Abbott Laboratories Annual Report on Form 10-K.
4.10	*Resolution of Abbott's Board of Directors relating to the 6.4% Notes filed as Exhibit 4.12 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.11	*Form of $50,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.13 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.12	*Form of $200,000,000 6.4% Note issued pursuant to Indenture filed as Exhibit 4.14 to the 1996 Abbott Laboratories Annual Report on Form 10-K.

4.13	*Actions of Authorized Officers with respect to Abbott's 6.4% Notes filed as Exhibit 4.15 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.14	*Officers' Certificate and Company Order with respect to Abbott's 6.4% Notes filed as Exhibit 4.16 to the 1996 Abbott Laboratories Annual Report on Form 10-K.
4.15	*Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.16	*Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.17	*Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.18	*Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.19	*Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.20	*Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.21	*Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A. filed as Exhibit 4.1 to Registration Statement 333-55446.
4.22	*Form of 5.625% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.23	*Actions of Authorized Officers with Respect to Abbott's 5.625% Notes filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.24	*Officers' Certificate and Company Order with respect to Abbott's 5.625% Notes filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2001, on Form 10-Q.
4.25	*Form of 3.5% Note issued pursuant to the Indenture filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.26	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.27	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.28	Form of 3.75% Note issued pursuant to the Indenture.
4.29	Form of 4.35% Note issued pursuant to the Indenture.
4.30	Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes.

4.31	Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes.
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
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	* The Abbott Laboratories 1991 Incentive Stock Program, as amended, filed as Exhibit 10.6 to the 2003 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended, filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended, filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan, as amended, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.6	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended, filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*The Abbott Laboratories 1996 Incentive Stock Program, as amended, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.8
*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.9
*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report dated August 20, 2004 on Form 8-K.**

10.10
*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.11
*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.12
*Form of Employee Stock Option Agreement for a Replacement Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.13
*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.14
*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.15
*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**
10.15
*Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**
10.16	*1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.**
10.17	Rules for the 1998 Abbott Laboratories Performance Incentive Plan.**
10.18
*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.19
*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.20
*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.21
*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.22
*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.23
*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.24
*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.25
*Form of Agreement Between Abbott Laboratories and each of M. D. White, R. A. Gonzalez, J. M. Leiden, W. G. Dempsey and T. C. Freyman, regarding Change in Control filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.26	Base Salary of Named Executive Officers.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Cautionary Statement Regarding Forward-Looking Statements.

        The 2005 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 18, 2005.

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
Consolidated Statement of Cash Flows
Consolidated Balance Sheet
Consolidated Statement of Shareholders' Investment
Notes to Consolidated Financial Statements
Management Report on Internal Control Over Financial Reporting
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Income and Comprehensive Income
Sonsolidated Statements of Cash Flows
Consolidated Balance Sheets
Consolidated Statements of Shareholders' Equity
Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
SIGNATURES
EXHIBIT INDEX