Form 10-Q
period 2005-03-31
ABBOTT LABORATORIES
filed 2005-05-06
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone: (847) 937-6l00

        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☒ No ☐

        As of March 31, 2005, Abbott Laboratories had 1,550,677,051 common shares without par value outstanding.

PART I.    FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries
Condensed Consolidated Financial Statements
(Unaudited)

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Earnings
(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2005	2004
Net Sales	$5,382,679	$4,640,855

Cost of products sold	2,522,531	2,073,422
Research and development	436,656	404,578
Acquired in-process research and development	—	59,900
Selling, general and administrative	1,287,621	1,152,815

Total Operating Cost and Expenses	4,246,808	3,690,715

Operating Earnings	1,135,871	950,140
Net interest expense	42,270	35,441
(Income) from TAP Pharmaceutical Products Inc. joint venture	(82,845)	(101,673)
Net foreign exchange (gain) loss	(3,046)	4,477
Other (income) expense, net	1,636	(16,331)

Earnings from Continuing Operations Before Taxes	1,177,856	1,028,226
Taxes on Earnings from Continuing Operations	339,968	265,951

Earnings from Continuing Operations	837,888	762,275
Earnings from Discontinued Operations, net of taxes	—	60,634

Net Earnings	$837,888	$822,909

Basic Earnings Per Common Share —
Continuing Operations	$0.54	$0.49
Discontinued Operations	—	0.04

Net Earnings	$0.54	$0.53

Diluted Earnings Per Common Share —
Continuing Operations	$0.53	$0.48
Discontinued Operations	—	0.04

Net Earnings	$0.53	$0.52

Cash Dividends Declared Per Common Share	$0.275	$0.26

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,556,232	1,562,450
Dilutive Common Stock Options	13,273	9,669

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,569,505	1,572,119

Outstanding Common Stock Options Having No Dilutive Effect	45,837	77,685

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash Flow From (Used in) Operating Activities:
Net earnings	$837,888	$822,909
Less: Earnings from discontinued operations, net of taxes	—	60,634

Earnings from continuing operations	837,888	762,275
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations –
Depreciation	224,530	196,640
Amortization of intangibles	120,350	92,655
Acquired in-process research and development	—	59,900
Trade receivables	141,588	187,712
Inventories	(65,386)	(22,028)
Other, net	(736,582)	5,910

Net Cash From Operating Activities of Continuing Operations	522,388	1,283,064

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses	—	(372,106)
Acquisitions of property and equipment	(334,143)	(304,493)
Investment securities transactions	723,604	(575,771)
Other	1,343	1,633

Net Cash From (Used in) Investing Activities of Continuing Operations	390,804	(1,250,737)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	493,000	(781,000)
Proceeds from issuance of long-term debt	—	1,500,000
Other borrowing transactions, net	7,450	(26,214)
Common share transactions, net	(525,430)	(264,069)
Dividends paid	(405,740)	(383,378)

Net Cash (Used in) From Financing Activities of Continuing Operations	(430,720)	45,339

Effect of exchange rate changes on cash and cash equivalents	(16,052)	38,017

Net cash provided by discontinued operations	11,339	13,177

Net Increase in Cash and Cash Equivalents	477,759	128,860
Cash and Cash Equivalents, Beginning of Year	1,225,628	995,124

Cash and Cash Equivalents, End of Period	$1,703,387	$1,123,984

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)

(dollars in thousands)

	March 31 2005	December 31 2004
Assets
Current Assets:
Cash and cash equivalents	$1,703,387	$1,225,628
Investment securities	111,132	833,334
Trade receivables, less allowances of $226,825 in 2005 and $231,704 in 2004	3,537,511	3,696,115
Inventories:
Finished products	1,420,465	1,488,939
Work in process	547,647	582,787
Materials	702,766	548,737

Total inventories	2,670,878	2,620,463
Prepaid expenses, deferred income taxes, and other receivables	2,095,195	2,111,889
Assets held for sale	233,020	247,056

Total Current Assets	10,351,123	10,734,485

Investment Securities Maturing after One Year	118,484	145,849

Property and Equipment, at Cost	12,705,107	12,501,689
Less: accumulated depreciation and amortization	6,625,440	6,493,815

Net Property and Equipment	6,079,667	6,007,874
Intangible Assets, net of amortization	5,051,069	5,171,594
Goodwill	5,642,488	5,685,124
Investments in Joint Ventures and Other Assets	1,542,519	952,929
Assets Held for Sale	71,864	69,639

	$28,857,214	$28,767,494

Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$2,322,997	$1,836,649
Trade accounts payable	986,643	1,054,464
Salaries, dividends payable, and other accruals	3,356,379	3,535,019
Income taxes payable	462,589	156,417
Current portion of long-term debt	155,211	156,034
Liabilities of operations held for sale	84,159	87,061

Total Current Liabilities	7,367,978	6,825,644

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	2,612,173	2,826,489

Long-term Debt	4,697,835	4,787,934

Liabilities of Operations Held for Sale	1,680	1,644

Shareholders' Investment:
Preferred shares, one dollar par value
Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value
Authorized – 2,400,000,000 shares
Issued at stated capital amount –
Shares: 2005: 1,565,342,151; 2004: 1,575,147,418	3,329,273	3,239,575
Common shares held in treasury, at cost –
Shares: 2005: 14,665,100; 2004: 15,123,800	(214,155)	(220,854)
Unearned compensation – restricted stock awards	(62,286)	(50,110)
Earnings employed in the business	9,852,654	10,033,440
Accumulated other comprehensive income	1,272,062	1,323,732

Total Shareholders' Investment	14,177,548	14,325,783

	$28,857,214	$28,767,494

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 – Spin-off of Hospira

On April 12, 2004, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira stock on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows.

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006. Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Summarized financial information for discontinued operations, including direct transaction costs of approximately $4 million is as follows: (dollars in thousands)

Three Months Ended March 31, 2004
Net sales	$575,198
Earnings before taxes	81,158
Taxes on earnings	20,524
Net earnings	60,634

Note 3 – Supplemental Financial Information
 (dollars in thousands)

	Three Months Ended March 31
	2005	2004
Net Interest Expense:
Interest expense	$57,315	$45,032
Interest income	(15,045)	(9,591)

Total	$42,270	$35,441

Supplemental Cash Flow Information – Other, net in Net Cash From Operating Activities of Continuing Operations for 2005 includes the effects of contributions to the main domestic defined benefit plan of $641,000 and to the post-employment medical and dental plans of $140,000.

Note 4 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first quarter 2005 include additional income taxes of approximately $57 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004. In February 2005, management concluded that it would remit these earnings in 2005. 2004 includes the effects of a charge for acquired in-process research and development. The effective tax rates, excluding the effect of these 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 5 – Litigation and Environmental Matters

There are several lawsuits pending in connection with the sales of Hytrin. These suits allege that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. in 1998. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. Some of the suits also allege that Abbott violated various state or federal laws by filing frivolous patent infringement lawsuits to protect Hytrin from generic competition. The cases seek treble damages, civil penalties and other relief. Abbott has filed a response to each of the complaints denying all substantive allegations. In the first quarter of 2005, Abbott reached agreements with the majority of the plaintiffs to settle the allegations and dismiss Abbott from the cases. A portion of the settlement is subject to final court approval.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures discussed in this note and in Note 6, Abbott estimates the range of possible loss to be from approximately $155 million to $215 million. Reserves of approximately $165 million have been recorded at March 31, 2005 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 6 – TAP Pharmaceutical Products Inc.

TAP Pharmaceutical Products Inc. (TAP) and Abbott have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. In 2004, TAP reached an agreement with plaintiffs to settle the allegations and dismiss Abbott and TAP from the cases. The settlement is subject to final court approval. In 2004, Abbott reversed the reserve it had recorded for this matter and TAP recorded the expected settlement amount. In the first quarter 2005, a number of plaintiffs opted out of the settlement. Abbott and TAP are in the process of evaluating the impact, if any, on the recorded reserves. Abbott's portion of TAP's settlement is included in the reserve amounts and range in Note 5 above.

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

Note 7 – Post-Employment Benefits
 (dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net cost recognized in continuing operations for the three months ended March 31 for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2005	2004	2005	2004
Service cost – benefits earned during the period	$49.5	$42.6	$9.8	$10.6
Interest cost on projected benefit obligations	64.6	56.6	16.1	13.9
Expected return on plans' assets	(87.8)	(56.9)	(2.2)	—
Net amortization	15.6	5.5	2.3	2.0

Net cost	$41.9	$47.8	$26.0	$26.5

Abbott funds its domestic defined benefit plans according to IRS funding limitations. In the first quarter 2005, $641 was contributed to the main domestic defined benefit plan and $140 was contributed to the post-employment medical and dental benefit plans. In the first quarter 2004, $200 was contributed to the main domestic defined benefit plan.

Note 8 – Comprehensive Income, net of tax
 (dollars in millions)

	Three Months Ended March 31
	2005	2004
Foreign currency translation (loss) income adjustments	$(59,687)	$294,298
Unrealized (losses) on marketable equity securities	(16,660)	(15,525)
Net adjustments for derivative instruments designated as cash flow hedges	24,677	4,349
Reclassification adjustments for realized (gains)	—	(11,925)

Other comprehensive (loss) income, net of tax	(51,670)	271,197
Net Earnings	837,888	822,909

Comprehensive Income	$786,218	$1,094,106

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (income) adjustments	$(1,655,214)	$(1,148,060)
Minimum pension liability adjustments	355,103	302,337
Cumulative unrealized (gains) on marketable equity securities	(1,041)	(67,693)
Cumulative losses on derivative instruments designated as cash flow hedges	29,090	9,467

Note 9 – Segment Information
 (dollars in millions)

Revenue Segments – Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

Pharmaceutical Products – U.S. sales of a broad line of pharmaceuticals.

Diagnostic Products – Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites. For segment reporting purposes, four diagnostic divisions are aggregated and reported as the Diagnostic products segment.

Ross Products – Primarily U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

International – Non-U.S. sales of Abbott's pharmaceutical and nutritional products. Products sold by International are manufactured by domestic segments and by international manufacturing locations.

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

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
	2005	2004	2005	2004
Pharmaceutical	$1,870	$1,561	$561	$474
Diagnostics (worldwide)	887	759	98	62
Ross	677	666	236	280
International	1,752	1,504	506	401

Total Reportable Segments	5,186	4,490	1,401	1,217
Other	197	151

Net Sales	$5,383	$4,641

Corporate functions and benefit plans costs			48	73
Non-reportable segments			47	40
Net interest expense			42	35
Acquired in-process research and development			—	60
(Income) from TAP Pharmaceutical Products Inc. joint venture			(83)	(102)
Net foreign exchange (gain) loss			(3)	4
Other, net			172	79

Consolidated Earnings from Continuing Operations Before Taxes			$1,178	$1,028

Note 10 – Business Combination

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

Note 11 – Incentive Stock Programs

Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Had compensation cost been determined using a fair market value-based accounting method, pro forma net earnings (in millions) and earnings per share (EPS) amounts would have been as shown in the table below. Approximately 40 percent to 45 percent of the annual net cost of stock options granted will typically be recognized in the first quarter due to the timing of stock option grants. The pro forma compensation cost and EPS amounts for 2004 have been adjusted to reflect the timing of interim expense recognition.

	Three Months Ended March 31
	2005	2004
Net earnings, as reported	$838	$823
Compensation cost under fair value-based accounting method, net of taxes	(90)	(84)

Net earnings, pro forma	$748	$739

Diluted EPS from continuing operations, as reported	$0.53	$0.48
Diluted EPS from continuing operations, pro forma	0.48	0.43
Basic EPS, as reported	0.54	0.53
Basic EPS, pro forma	0.48	0.47
Diluted EPS, as reported	0.53	0.52
Diluted EPS, pro forma	0.48	0.47

The above information was derived using Statement of Financial Accounting Standards (SFAS) No. 123 and the Black-Scholes valuation model. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This standard required companies to expense employee stock options beginning no later than July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No. 123 (revised 2004) at the beginning of their next fiscal year that begins after June 15, 2005. Abbott expects to adopt the revised rules on January 1, 2006.

Note 12 – Equity Method Investment
 (dollars in millions)

Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2005	2004
Net sales	$760.8	$859.2
Cost of sales	222.8	248.1
Income before taxes	260.9	320.2
Net earnings	165.7	203.3

	March 31 2005	December 31 2004
Current assets	$1,084.9	$951.7
Total assets	1,256.3	1,176.6
Current liabilities	1,054.9	976.8
Total liabilities	1,107.8	1,025.2

Note 13 – Goodwill and Intangible Assets
 (dollars in millions)

Abbott recorded goodwill of approximately $109 related to the acquisition of i-STAT in the first quarter of 2004. Foreign currency translation adjustments (decreased)/increased goodwill in the first quarter 2005 and 2004 by approximately $(43) and $132, respectively. There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $6,618 as of March 31, 2005 and $6,622 as of December 31, 2004, and accumulated amortization was $1,584 as of March 31, 2005 and $1,468 as of December 31, 2004. Intangible assets with indefinite lives are not significant. The estimated annual amortization expense for intangible assets is $483 in 2005, $482 in 2006, $465 in 2007, $442 in 2008, and $436 in 2009. Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 13 years).

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31:
 (dollars in millions)

	Net Sales to External Customers
			Percentage Change(a)
	2005	2004
Pharmaceutical	$1,870	$1,561	19.8
Diagnostics (worldwide)	887	759	16.9
Ross	677	666	1.7
International	1,752	1,504	16.5

Total Reportable Segments	5,186	4,490	15.5
Other	197	151	30.2

Net Sales	$5,383	$4,641	16.0

Total U.S.	$2,963	$2,590	14.4

Total International	$2,420	$2,051	18.0

a)
Percentage changes are versus the prior year and are based on unrounded numbers.

Worldwide sales for the first quarter 2005 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar. The relatively weaker U.S. dollar increased first quarter 2005 consolidated net sales 2.6 percent and increased Total International sales 5.9 percent over the first quarter of 2004. In addition, the effect of the relatively weaker U.S. dollar increased first quarter 2005 sales in the Diagnostic products segment by 4.3 percent and sales in the International segment by 5.8 percent.

A comparison of the product group sales by segment for the three months ended March 31 is as follows:
 (dollars in millions)

	Three Months Ended March 31
	2005	Percentage Change(a)	2004	Percentage Change(a)
Pharmaceutical –
Primary Care	$1,135	23.2	$921	34.4
Specialty	602	20.9	498	47.1
Diagnostics –
Immunochemistry	522	2.6	509	2.1
Diabetes Care	247	74.0	142	11.2
Ross –
Pediatric Nutritionals	278	(6.4)	296	8.4
Adult Nutritionals	256	20.8	212	9.8
International –
Other Pharmaceuticals	880	22.3	720	25.1
Anti-Infectives	260	6.0	246	9.4
Hospital Pharmaceuticals	150	14.4	131	17.2
Pediatric Nutritionals	152	12.7	135	18.3
Adult Nutritionals	165	9.0	152	15.1
a)
Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Mobic in 2005 favorably impacted the Primary Care product sales of the Pharmaceutical products segment, and increased sales volume of Humira favorably impacted Specialty product sales in 2005 and 2004. Increased sales volume of Humira also favorably impacted Other Pharmaceuticals sales in the International Segment. Worldwide sales of Humira totaled $282 million in the first quarter of 2005 and are forecasted to be more than $1.3 billion for the full year 2005. Diagnostic products and International segment product sales were favorably impacted in 2005 and 2004 by the effect of the relatively weaker U.S. dollar. Diabetes Care product sales for the Diagnostic products segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004. Adult Nutritionals product sales for the Ross products segment were favorably impacted by the acquisition of EAS in the fourth quarter of 2004 and Pediatric Nutritional product sales were unfavorably impacted in 2005 due to lower sales of Similac. U.S. sales of Synthroid, which is now subject to generic competition, were $124 million and $165 million in the first quarter of 2005 and 2004, respectively.

The gross profit margin was 53.1 percent for the first quarter 2005, compared to 55.3 percent for the first quarter 2004. The decrease in the gross profit margin was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products that have lower margins than for other products in the Pharmaceutical products segment and lower sales of Synthroid in 2005 as compared to 2004.

Research and development expenses increased 7.9 percent in the first quarter 2005 over the first quarter 2004. The increase was due, in part, to increased spending to support pipeline programs, including follow-on indications for Humira, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular devices. The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2005 increased 11.7 percent over the first quarter 2004. This increase was due primarily to increased selling and marketing support for new and existing products, including continued spending for Humira, as well as spending on other marketed pharmaceutical products. The increase also reflects the effects of the acquisitions of TheraSense in the second quarter of 2004 and EAS in the fourth quarter of 2004.

Spin-off of Hospira

On April 12, 2004, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira stock on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows.

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006. Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Business Combination

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

Interest Expense

Net interest expense increased in the first quarter of 2005 due to a higher level of debt and higher interest rates, partially offset by higher interest income.

(Income) from TAP pharmaceutical Products Inc. Joint Venture

Abbott's income from the TAP Pharmaceutical Products Inc. joint venture was lower in 2005 due to decreased sales due to continued market contraction for prescription proton pump inhibitors.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first quarter 2005 include additional income taxes of approximately $57 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004. In February 2005, management concluded that it would remit these earnings in 2005. Abbott is continuing to evaluate whether it will remit all or a portion of the remaining $3.6 billion available for remittance under the Act, and expects to decide later in the year. The effect of the increased income taxes on the remittance of foreign earnings was to increase the first quarter 2005 effective tax rate by approximately 4.9 percentage points. 2004 includes the effects of a charge for acquired in-process research and development. The effective tax rates, excluding the effect of the 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at March 31, 2005 Compared with December 31, 2004

Net cash from operating activities of continuing operations for the first three months 2005 totaled $522 million. The decrease in cash from operating activities of approximately $761 million compared to the first quarter 2004 was due primarily to a $641 million contribution to Abbott's main domestic defined benefit plan and a $140 million contribution to the post-employment medical and dental benefit plans. These amounts are included in Other, net in the Condensed Consolidated Statement of Cash Flows. Abbott expects annual cash flow from operating activities of continuing operations to continue to exceed Abbott's capital expenditures and cash dividends.

At March 31, 2005, Abbott had working capital of approximately $3.0 billion compared to working capital of approximately $3.9 billion at December 31, 2004.

At March 31, 2005, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In October 2004, the board of directors authorized the purchase of 50 million shares of Abbott's common stock from time to time and no shares were purchased under this authorization in 2004. During the three months ended March 31, 2005, Abbott purchased approximately 13.2 million of its common shares under this authorization at a cost of approximately $602 million. In the first quarter 2004, Abbott purchased approximately 6.9 million of its common shares at a cost of approximately $297 million under a prior authorization.

Under a registration statement filed with the Securities and Exchange Commission in September 2003, Abbott issued $1.5 billion of long-term debt in the first quarter of 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent. Proceeds from this debt were used to fund the acquisition of TheraSense and to pay down domestic commercial paper borrowings.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment." This standard required companies to expense employee stock options beginning no later than July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No. 123 (revised 2004) at the beginning of their next fiscal year that begins after June 15, 2005. Abbott expects to adopt the revised rules on January 1, 2006. Abbott expects that stock compensation expense under the rules would reduce reported diluted earnings per share by approximately 14 cents in 2005. The effect of adopting the new standard on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

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

PART I.    FINANCIAL INFORMATION

Item 4.    Controls and Procedures

          (a)    Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in its filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

          (b)    Changes in internal control over financial reporting.    During the quarter ended March 31, 2005, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2005, except as otherwise indicated) those described below.

        As reported in Abbott's 2004 Form 10-K, a settlement was reached in the shareholder derivative suits related to Abbott's consent decree with the FDA regarding Abbott's diagnostic manufacturing operations in Lake County, Illinois. The suits had been consolidated as In re: Abbott Laboratories Derivative Shareholder Litigation. On March 1, 2005, the trial court gave its final approval of the settlement. Under the terms of the settlement, a charter for the board's public policy committee has been adopted, Abbott will fund regulatory/compliance activities in the amount of $27 million, and the plaintiffs' attorneys fees were paid from proceeds of insurance maintained by Abbott for its directors.

        As reported in Abbott's 2004 Form 10-K, three cases are pending in which Abbott seeks to protect its patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote®. As to one of these cases (TorPharm), on March 10, 2005, the Federal Circuit Court of Appeals affirmed the decision of the United States District Court for the Northern District of Illinois, which had ruled in Abbott's favor finding that TorPharm's proposed product infringed Abbott's patents.

        As reported in Abbott's 2004 Form 10-K, a number of antitrust cases were pending in federal court and various state courts in connection with the settlement of patent litigation by Abbott involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®. The parties have agreed in principle to settle all pending claims except for those brought by two groups that elected not to participate in the settlement. The settlements with a class of direct purchasers and a group of individual direct purchasers were finally approved on April 15, 2005. Under the terms of the settlements, Abbott will pay the class of direct purchasers $43.5 million, and the group of individual direct purchasers a lesser amount. A proposed settlement with an indirect purchaser class (including the Attorneys General of the States of Colorado, Florida and Kansas) was preliminarily approved in March 2005. That proposed settlement calls for a payment of $18.42 million by Abbott. A separate settlement with the State of West Virginia was conditionally approved on April 14, 2005, contingent upon the final approval of the indirect purchaser class agreement. The settlement with the State of West Virginia calls for a payment by Abbott of $780,000. These settlement amounts were previously reserved.

        As reported in Abbott's 2004 Form 10-K, a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases brought by private plaintiffs and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution and attorneys' fees. The federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Five new federal court cases have been filed and will be or have been transferred to MDL 1456: County of Onondaga in January 2005; County of Chenango in March 2005; and County of Tompkins in March 2005 (each of which was separately filed in the United States District Court for the Northern District of New York); and County of Wayne in March 2005; and County of Chautaugua in March 2005 (each of which was separately filed in the United States District Court for the Western District of New York). Three new state court cases have been filed: State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; and County of Erie, filed in March 2005 in the County of Erie, Supreme Court of the State of New York. Abbott has filed or intends to file a response in each case denying all substantive allegations. One of the previously reported state court cases, Peralta, has been dismissed with prejudice.

        As reported in Abbott's 2004 Form 10-K, a settlement was reached in the consolidated shareholder derivative complaint pending in state court in the Circuit Court of Cook County, Illinois against Abbott's directors as of October 2001 alleging that these directors breached their fiduciary duties in relation to certain marketing and pricing practices at TAP. On February 25, 2005, the court gave its final approval of the settlement. Under the terms of the settlement, certain provisions were included in the charter for the board's public policy committee, and the plaintiffs' attorneys fees were paid from proceeds of insurance maintained by Abbott for its directors.

        As reported in Abbott's 2004 Form 10-K, six cases are pending in which Abbott seeks to protect its patents for fenofibrate, a drug Abbott sells under the trademark TriCor®. As previously reported, Teva, Impax and Cipher filed motions for summary judgment. The United States District Court for the District of Puerto Rico denied one of Cipher's motions, and Cipher has moved for reconsideration of that decision. Teva had also filed a motion to lift the statutory 30-month stay that currently precludes the regulatory approval of its products. The United States District Court for the District of Delaware refused to lift the stay.

        As reported in Abbott's 2004 Form 10-K, Abbott is a defendant in numerous lawsuits involving the drug oxycodone, a drug sold under the trademark OxyContin®, which is manufactured by Purdue Pharma. Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of March 31, 2005, there are a total of 243 lawsuits pending in which Abbott is a party. 39 cases are pending in federal court. 204 cases are pending in state court. 227 cases are brought by individual plaintiffs, and 16 cases are brought as purported class action lawsuits. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

        As reported in Abbott's 2004 Form 10-K, a settlement was reached in the consolidated shareholder derivative complaint pending in state court in the Circuit Court of Cook County, Illinois against Abbott's directors as of June 2003 alleging that these directors breached their fiduciary duties in relation to certain business practices in the enteral nutritional business. On February 25, 2005, the court gave its final approval of the settlement. Under the terms of the settlement, certain provisions were included in the charter for the board's public policy committee, and the plaintiffs' attorneys fees were paid from proceeds of insurance maintained by Abbott for its directors.

        As reported in Abbott's 2004 Form 10-K, Abbott is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, Reductyl™, and Reductal™) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. As of March 31, 2005, 119 lawsuits were pending in which Abbott is a party. Abbott was dismissed from the 113 cases pending in the United States District Court for the Northern District of Ohio, and those cases are on appeal. Four cases are pending in state court; one case is pending in Canada; and one case is pending in Italy.

        As reported in Abbott's 2004 Form 10-K, Abbott is a defendant in three cases pending in the United States District Court for the Northern District of Illinois related to Abbott's patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin®, Biaxin®XL, Klacid®, and Klaricid®): Teva Pharmaceuticals USA, Inc.; Genpharm, Inc.; and Ranbaxy Laboratories Ltd. and Ranbaxy Pharmaceuticals, Inc. In February and March 2005, Abbott filed patent infringement claims against Ranbaxy, Teva, Andrx, Inc. and Roxane Laboratories, Inc. in the United States District Court for the Northern District of Illinois regarding their proposed generic clarithromycin products. Abbott is or will be seeking preliminary injunctions preventing all or some of these companies from marketing their respective infringing generic products.

        While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchasers of Equity Securities

        (c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 – January 31, 2005	2,308,016	(1)	$45.912	1,918,000	48,082,000	(2)
February 1, 2005 – February 28, 2005	5,833,546	(1)	$45.946	5,206,000	42,876,000	(2)
March 1, 2005 – March 31, 2005	6,902,830	(1)	$45.672	6,028,000	36,848,000	(2)
Total	15,044,392		$45.815	13,152,000	36,848,000	(2)

(1)
In addition to the shares purchased under the publicly announced program described below, these shares represent:

(i)
the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock—9,971 in January, 7,648 in February, and 18,482 in March;

(ii)
the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options—370,045 in January, 609,898 in February, and 846,348 in March;

(iii)
the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan—10,000 in January, 10,000 in February, and 10,000 in March.

(2)
On October 14, 2004, Abbott announced that Abbott's board of directors approved the purchase of up to 50 million of its common shares.

Item 4.    Submission of Matters to a Vote of Security Holders

        Abbott Laboratories held its Annual Meeting of Shareholders on April 22, 2005. The following is a summary of the matters voted on at that meeting.

        (a)   The shareholders elected Abbott's entire Board of Directors. The persons elected to Abbott's Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
Roxanne S. Austin	1,335,745,463	24,119,515
William M. Daley	1,341,199,411	18,665,567
H. Laurance Fuller	1,336,590,924	23,274,054
Richard A. Gonzalez	1,323,525,501	36,339,477
Jack M. Greenberg	1,338,458,177	21,406,801
Jeffrey M. Leiden, M.D., Ph.D.	1,330,165,076	29,699,902
The Lord Owen CH	1,342,882,255	16,982,723
Boone Powell Jr.	1,337,056,319	22,808,659
Addison Barry Rand	1,337,206,795	22,658,183
W. Ann Reynolds, Ph.D.	1,333,234,174	26,630,804
Roy S. Roberts	1,343,081,511	16,783,467
William D. Smithburg	1,335,222,369	24,642,609
John R. Walter	1,334,641,826	25,223,152
Miles D. White	1,334,508,735	25,356,243

        (b)   The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott's auditors. The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,338,466,739	11,750,298	9,647,941

        (c)   The shareholders rejected a shareholder proposal on executive compensation. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
58,830,774	1,054,385,293	19,061,307	227,587,604

        (d)   The shareholders rejected a shareholder proposal concerning performance-based options. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
422,868,073	695,048,135	14,361,166	227,587,604

        (e)   The shareholders rejected a shareholder proposal concerning in vitro testing. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
25,588,601	993,974,542	112,714,231	227,587,604

        (f)    The shareholders rejected a shareholder proposal concerning political contributions. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
83,669,995	941,974,705	106,632,674	227,587,604

        (g)   The shareholders rejected a shareholder proposal concerning HIV/AIDS-TB-Malaria Pandemics. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
71,234,106	960,516,598	100,526,670	227,587,604

        (h)   The shareholders rejected a shareholder proposal on separating the roles of Chair and CEO. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
196,635,942	918,620,280	17,021,152	227,587,604

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
Date: May 6, 2005

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

QuickLinks

Abbott Laboratories and Subsidiaries Notes to Condensed Consolidated Financial Statements March 31, 2005 (Unaudited)
PART I. FINANCIAL INFORMATION
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities, Use of Proceeds and Issuer Purchasers of Equity Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURE
EXHIBIT INDEX