Form 10-Q
period 2005-06-30
ABBOTT LABORATORIES
filed 2005-08-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of June 30, 2005, Abbott Laboratories had 1,554,415,729 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net Sales	$5,523,800	$4,703,049	$10,906,479	$9,343,904

Cost of products sold	2,631,835	2,068,722	5,154,366	4,142,144
Research and development	445,258	436,510	881,914	841,088
Acquired in-process research and development	—	164,006	—	223,906
Selling, general and administrative	1,351,792	1,237,353	2,639,413	2,390,168
Total Operating Cost and Expenses	4,428,885	3,906,591	8,675,693	7,597,306

Operating Earnings	1,094,915	796,458	2,230,786	1,746,598

Net interest expense	43,244	34,896	85,514	70,337
(Income) from TAP Pharmaceutical Products Inc. joint venture	(107,153)	(120,231)	(189,998)	(221,904)
Net foreign exchange loss	9,568	16,149	6,522	20,626
Other (income) expense, net	2,786	(10,028)	4,422	(26,359)
Earnings from Continuing Operations Before Taxes	1,146,470	875,672	2,324,326	1,903,898
Taxes on earnings from Continuing Operations	269,418	240,794	609,386	506,746

Earnings from Continuing Operations	877,052	634,878	1,714,940	1,397,152
Earnings (Loss) from Discontinued Operations, net of taxes	—	(620)	—	60,015
Net Earnings	$877,052	$634,258	$1,714,940	$1,457,167

Basic Earnings Per Common Share –
Continuing Operations	$0.56	$0.41	$1.10	$0.89
Discontinued Operations	—	—	—	0.04
Net Earnings	$0.56	$0.41	$1.10	$0.93
Diluted Earnings Per Common Share –
Continuing Operations	$0.56	$0.40	$1.09	$0.89
Discontinued Operations	—	—	—	0.04
Net Earnings	$0.56	$0.40	$1.09	$0.93

Cash Dividends Declared Per Common Share	$0.275	$0.26	$0.55	$0.52

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,552,823	1,560,479	1,555,077	1,561,720
Dilutive Common Stock Options	16,083	10,007	14,678	9,838
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,568,906	1,570,486	1,569,755	1,571,558

Outstanding Common Stock Options Having No Dilutive Effect	22,469	57,950	22,469	57,950

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2005	2004
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,714,940	$1,457,167
Less: Earnings from discontinued operations, net of taxes	—	60,015
Earnings from continuing operations	1,714,940	1,397,152
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations –

Depreciation	436,130	430,681
Amortization of intangibles	241,727	211,856
Acquired in-process research and development	—	223,906
Trade receivables	245,285	66,076
Inventories	(3,250)	(173,554)
Other, net	(302,891)	422,081
Net Cash From Operating Activities of Continuing Operations	2,331,941	2,578,198

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies	—	(1,965,351)
Acquisitions of property and equipment	(633,852)	(561,787)
Investment securities transactions	746,540	(758,118)
Other	11,629	11,735
Net Cash From (Used in) Investing Activities of Continuing Operations	124,317	(3,273,521)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments) of commercial paper, net	(820,000)	(378,000)
Proceeds from issuance (repayments) of long-term debt	(150,000)	1,500,000
Other borrowing transactions, net	12,857	(36,169)
Common share transactions, net	(412,384)	(227,362)
Dividends paid	(832,319)	(788,909)
Net Cash From (Used in) Financing Activities of Continuing Operations	(2,201,846)	69,560

Effect of exchange rate changes on cash and cash equivalents	(99,142)	852

Discontinued Operations:
Net cash provided by operating and investing activities of discontinued operations	66,316	161,360
Financing activities of discontinued operations	—	700,000
Net cash provided by discontinued operations	66,316	861,360

Net Increase in Cash and Cash Equivalents	221,586	236,449
Cash and Cash Equivalents, Beginning of Year	1,225,628	995,124
Cash and Cash Equivalents, End of Period	$1,447,214	$1,231,573

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$1,447,214	$1,225,628
Investment securities	87,488	833,334
Trade receivables, less allowances of $228,336 in 2005 and $231,704 in 2004	3,345,248	3,696,115
Inventories:
Finished products	1,315,110	1,488,939
Work in process	556,806	582,787
Materials	667,371	548,737
Total inventories	2,539,287	2,620,463
Prepaid expenses, deferred income taxes, and other receivables	2,011,735	2,111,889
Assets held for sale	232,277	247,056
Total Current Assets	9,663,249	10,734,485
Investment Securities Maturing after One Year	127,990	145,849
Property and Equipment, at Cost	12,691,810	12,501,689
Less: accumulated depreciation and amortization	6,673,720	6,493,815
Net Property and Equipment	6,018,090	6,007,874
Intangible Assets, net of amortization	4,846,757	5,171,594
Goodwill	5,474,357	5,685,124
Investments in Joint Ventures and Other Assets	1,623,903	952,929
Assets Held for Sale	62,867	69,639
	$27,817,213	$28,767,494
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$1,012,682	$1,836,649
Trade accounts payable	942,600	1,054,464
Salaries, dividends payable, and other accruals	3,565,410	3,535,019
Income taxes payable	438,447	156,417
Current portion of long-term debt	4,264	156,034
Liabilities of operations held for sale	119,628	87,061
Total Current Liabilities	6,083,031	6,825,644

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	2,630,968	2,826,489
Long-term Debt	4,720,073	4,787,934
Liabilities of Operations Held for Sale	1,230	1,644
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2005: 1,569,012,429; 2004: 1,575,147,418	3,473,771	3,239,575
Common shares held in treasury, at cost - Shares: 2005: 14,596,700; 2004: 15,123,800	(213,156)	(220,854)
Unearned compensation – restricted stock awards	(57,431)	(50,110)
Earnings employed in the business	10,284,544	10,033,440
Accumulated other comprehensive income	894,183	1,323,732
Total Shareholders’ Investment	14,381,911	14,325,783
	$27,817,213	$28,767,494

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2005

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006.  Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006.  As of June 30, 2005, approximately 20 percent of these operations have been transferred to Hospira.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Summarized financial information for discontinued operations is as follows: (dollars in thousands)

	Three Months Ended June 30	Six Months Ended June 30
	2004	2004

Net sales	$217,931	$793,129
Earnings before taxes	9,286	90,444
Taxes on earnings	9,906	30,429
Net earnings (loss)	(620)	60,015

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

Note 3 – Supplemental Financial Information

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net Interest Expense:
Interest expense	$59,990	$48,329	$117,305	$93,361
Interest income	(16,746)	(13,433)	(31,791)	(23,024)
Total	$43,244	$34,896	$85,514	$70,337

Supplemental Cash Flow Information – Other, net in Net Cash From Operating Activities of Continuing Operations for 2005 includes the effects of contributions to the main domestic defined benefit plan of $641,000 and to the post-employment medical and dental plans of $140,000.

Note 4 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first six months 2005 include additional income taxes of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  In February 2005, management concluded that it would remit these earnings in 2005.  2004 includes the effects of charges for acquired in-process research and development and for other non-tax deductible items.  The effective tax rates, excluding the effect of these 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 5 – Litigation and Environmental Matters

As of December 31, 2004, there were several lawsuits pending in connection with the sales of Hytrin. These suits alleged that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. in 1998. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies.  In the second quarter of 2005, the court approved settlements with the majority of the plaintiffs in the aggregate amount of $90 million which was previously reserved.  The claims of the remaining plaintiffs are not material and are reserved for by Abbott.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, including those discussed in this note and in Note 6, Abbott estimates the range of possible loss to be from approximately $25 million to $75 million.  Reserves of approximately $35 million have been recorded at June 30, 2005 for these proceedings and exposures.  These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 6 – TAP Pharmaceutical Products Inc.

As of December 31, 2004, TAP Pharmaceutical Products Inc. (TAP) and Abbott were named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP’s marketing and pricing of Lupron. In the second quarter of 2005, the court approved settlements with the majority of the plaintiffs in the aggregate amount of $150 million which was previously reserved.  The claims of the remaining plaintiffs are not material and are reserved for by TAP.  Abbott’s portion of TAP’s remaining reserve is included in the reserve amounts and range in Note 5 above.

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

Note 7 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2005	2004	2005	2004

Service cost — benefits earned during the period	$106.0	$85.8	$21.5	$13.7
Interest cost on projected benefit obligations	132.1	113.3	31.5	25.7
Expected return on plans’ assets	(181.2)	(126.9)	(4.4)	—
Net amortization	32.9	12.2	4.2	2.2
Net cost	$89.8	$84.4	$52.8	$41.6

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  As a result, the projected benefit obligations related to benefits attributed to past service were reduced by approximately $210, and the net cost recognized in the second quarter 2004 was reduced by approximately $16.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarter 2005, $641 was contributed to the main domestic defined benefit plan and $140 was contributed to the post-employment medical and dental benefit plans. In the first quarter of 2004, $200 was contributed to the main domestic defined benefit plan.

Note 8 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Foreign currency (loss) gain translation adjustments	$(405,899)	$(156,986)	$(465,586)	$137,312
Minimum pension liability adjustments	—	(50,121)	—	(50,121)
Unrealized gains (losses) on marketable equity securities	4,137	(20,102)	(12,523)	(35,627)
Net adjustments for derivative instruments designated as cash flow hedges	23,883	7,672	48,560	12,021
Reclassification adjustments for realized gains	—	(8,707)	—	(20,632)
Other comprehensive income (loss), net of tax	(377,879)	(228,244)	(429,549)	42,953
Net Earnings	877,052	634,258	1,714,940	1,457,167
Comprehensive Income	$499,173	$406,014	$1,285,391	$1,500,120

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (income) adjustments			$(1,249,315)	$(991,074)
Minimum pension liability adjustments			355,103	329,276
Cumulative unrealized (gains) on marketable equity securities			(5,178)	(35,602)
Cumulative losses on derivative instruments designated as cash flow hedges			5,207	1,795

Note 9 – Segment Information (dollars in millions)

Revenue Segments — Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Abbott’s reportable segments are as follows:

Pharmaceutical Products — U.S. sales of a broad line of pharmaceuticals.

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, four diagnostic divisions are aggregated and reported as the Diagnostic products segment.

Ross Products — Primarily U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

International — Non-U.S. sales of Abbott’s pharmaceutical and nutritional products. Products sold by International are manufactured in domestic and international manufacturing locations.

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2005	2004	2005	2004	2005	2004	2005	2004
Pharmaceutical	$1,933	$1,644	$3,803	$3,204	$550	$615	$1,111	$1,089
Diagnostics (worldwide)	957	848	1,844	1,607	130	90	227	152
Ross	589	520	1,266	1,186	138	158	374	438
International	1,769	1,521	3,521	3,025	521	392	1,027	793
Total Reportable Segments	5,248	4,533	10,434	9,022	1,339	1,255	2,739	2,472
Other	276	170	472	322
Net Sales	$5,524	$4,703	$10,906	$9,344
Corporate functions and benefit plans costs					88	81	136	154
Non-reportable segments					24	49	70	89
Net interest expense					43	35	86	70
Acquired in-process research and development					—	164	—	224
(Income) from TAP Pharmaceutical Products Inc. joint venture					(107)	(120)	(190)	(222)
Net foreign exchange loss					10	16	7	21
Other, net					135	154	306	232
Consolidated Earnings from Continuing Operations Before Taxes					$1,146	$876	$2,324	$1,904

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

Note 11 – Incentive Stock Programs

Abbott measures compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees.  Had compensation cost been determined using a fair market value-based accounting method, pro forma net earnings (in millions) and earnings per share (EPS) amounts would have been as shown in the table below.  Effective in the first quarter 2005, the calculation of pro forma compensation expense was modified to reflect a shorter vesting period for employees who are retirement eligible or who will be retirement eligible during the normal vesting period. Approximately 40 to 45 percent of the annual net cost of stock options granted will typically be recognized in the first quarter due to the timing of stock option grants.  The effect of this change has an immaterial effect on the annual pro forma compensation expense.  The quarterly pro forma compensation cost and EPS amounts for 2004 have been adjusted to reflect this change.

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net earnings, as reported	$877	$634	$1,715	$1,457
Compensation cost under fair value-based accounting method, net of taxes	(45)	(40)	(135)	(124)
Net earnings, pro forma	$832	$594	$1,580	$1,333

Diluted EPS from continuing operations, as reported	$0.56	$0.40	$1.09	$0.89
Diluted EPS from continuing operations, pro forma	0.53	0.38	1.01	0.81
Basic EPS, as reported	0.56	0.41	1.10	0.93
Basic EPS, pro forma	0.54	0.38	1.02	0.85
Diluted EPS, as reported	0.56	0.40	1.09	0.93
Diluted EPS, pro forma	0.53	0.38	1.01	0.85

The above information was derived using Statement of Financial Accounting Standards (SFAS) No. 123 and the Black-Scholes valuation model.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  This standard required companies to expense employee stock options beginning no later than July 1, 2005.  On April 14, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No. 123 (revised 2004) at the beginning of their next fiscal year that begins after June 15, 2005.  Abbott expects to adopt the revised rules on January 1, 2006.

Note 12 – Equity Method Investments

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$841.2	$908.6	$1,601.9	$1,767.7
Cost of sales	237.2	258.3	460.0	506.4
Income before taxes	337.5	378.7	598.4	698.9
Net earnings	214.3	240.5	380.0	443.8

	June 30 2005	December 31 2004
Current assets	$1,275.5	$951.7
Total assets	1,423.4	1,176.6
Current liabilities	1,145.1	976.8
Total liabilities	1,199.4	1,025.2

Note 13 – Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded goodwill of approximately $834 related to the acquisitions of TheraSense in the second quarter of 2004 and i-STAT in the first quarter of 2004.  Foreign currency translation adjustments (decreased) increased goodwill in the first six months of 2005 and 2004 by approximately ($232) and $62, respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $6,563 as of June 30, 2005 and $6,622 as of December 31, 2004, and accumulated amortization was $1,734 as of June 30, 2005 and $1,468 as of December 31, 2004.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $484 in 2005, $485 in 2006, $468 in 2007, $445 in 2008, and $439 in 2009.  Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 13 years).

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the second quarter and first six months:

(dollars in millions)

	Three Months Ended June 30			Six Months Ended June 30
	Net Sales to		Percentage	Net Sales to		Percentage
	External Customers		Change (a)	External Customers		Change (a)
	2005	2004		2005	2004
Pharmaceutical	$1,933	$1,644	17.6	$3,803	$3,204	18.7
Diagnostics (worldwide)	957	848	12.9	1,844	1,607	14.8
Ross	589	520	13.3	1,266	1,186	6.8
International	1,769	1,521	16.3	3,521	3,025	16.4
Total Reportable Segments	5,248	4,533	15.8	10,434	9,022	15.7
Other	276	170	61.4	472	322	46.7
Net Sales	$5,524	$4,703	17.5	$10,906	$9,344	16.7

Total U.S.	$3,018	$2,593	16.4	$5,980	$5,181	15.4

Total International	$2,506	$2,110	18.8	$4,926	$4,163	18.3

a) Percentage changes are based on unrounded numbers.

Worldwide sales for the second quarter and six months 2005 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased second quarter and first six months 2005 consolidated net sales 2.3 percent and 2.5 percent respectively, and increased Total International sales 5.2 percent and 5.6 percent over the second quarter and first six months 2004.  In addition, the effect of the relatively weaker U.S. dollar increased second quarter and first six months 2005 sales in the Diagnostic products segment by 3.8 percent and 4.0 percent, respectively, and International segment sales by 5.1 percent and 5.4 percent, respectively.

A comparison of the product group sales by segment for the six months ended June 30 is as follows: (dollars in millions)

	Six Months Ended June 30
		Percentage		Percentage
	2005	Change (a)	2004	Change (a)
Pharmaceutical —
Primary Care	$2,267	24.2	$1,825	25.9
Specialty	1,286	16.9	1,100	35.9

Diagnostics —
Immunochemistry	1,092	4.0	1,051	2.4
Diabetes Care	511	50.9	339	32.2

Ross —
Pediatric Nutritionals	552	(3.6)	573	10.3
Adult Nutritionals	541	27.4	425	11.8

International —
Other Pharmaceuticals	1,833	20.3	1,524	23.9
Anti-Infectives	476	9.2	436	6.1
Hospital Pharmaceuticals	325	13.2	287	15.9
Pediatric Nutritionals	329	15.3	286	13.4
Adult Nutritionals	349	11.0	314	13.8

a) Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Mobic in 2005 favorably impacted the Primary Care product sales of the Pharmaceutical products segment, and increased sales volume of Humira favorably impacted Specialty product sales in 2005 and 2004.  Increased sales volume of Humira also favorably impacted Other Pharmaceuticals sales in the International segment.  Worldwide sales of Humira totaled $603 million in the first six months 2005 and are forecasted to be more than $1.3 billion for the full year 2005.  Diagnostics and International segment product sales were favorably impacted in 2005 and 2004 by the effect of the relatively weaker U.S. dollar.  Diabetes Care product sales for the Diagnostic segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  Adult Nutritionals product sales for the Ross products segment were favorably impacted by the acquisition of EAS in the fourth quarter of 2004 and Pediatric Nutritional product sales were unfavorably impacted in 2005 due to lower sales of Similac.  U.S. sales of Synthroid, which is now subject to generic competition, were $237 million and $342 million in the first six months of 2005 and 2004, respectively.

The gross profit margin was 52.4 percent for the second quarter 2005, compared to 56.0 percent for the second quarter 2004.  First six months 2005 gross profit margin was 52.7 percent, compared to 55.7 percent for the first six months 2004.  The decrease in the gross profit margins was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products that have lower margins than other products in the Pharmaceutical products segment, lower sales of Synthroid in 2005 as compared to 2004 and the unfavorable mix effect of exchange on the gross profit margins.

In July 2005, Abbott and Boehringer Ingelheim agreed to amend the terms of the agreement under which Abbott distributes certain Boehringer Ingelheim products.  The amended terms will take effect on January 1, 2006.  Abbott will no longer distribute, or record sales for the Boehringer Ingelheim products, but will co-promote one product, Micardis, through March 31, 2006, and will receive residual commissions on Boehringer Ingelheim’s sales of the three products.  The amount of pretax income under the revised arrangement will be the same as expected under the previous agreement.  Net sales of Boehringer Ingelheim products for the first six months of 2005 were approximately $1.1 billion.

Research and development expenses increased 2.0 percent in the second quarter 2005 and 4.9 percent for the first six months 2005, respectively, over comparable 2004 periods.  These increases were due, in part, to increased spending to support pipeline programs, including follow-on indications for Humira, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular devices.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter and first six months 2005 increased 9.2 percent and 10.4 percent, respectively, over the comparable 2004 periods.  These increases were due primarily to increased selling and marketing support for new and existing products, including continued spending for Humira, as well as spending on other marketed pharmaceutical products.  These increases also reflect the effects of the acquisitions of TheraSense in the second quarter of 2004 and EAS in the fourth quarter of 2004.

In the second quarter 2004, Abbott reflected the requirements of Financial Accounting Standards Board Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.”  The net cost recognized in the second quarter 2004 was reduced by approximately $16 million.

Future Restructurings

In July 2005, Abbott announced that it anticipated approval of several plans to realign its global manufacturing operations to reduce costs that involve reductions in staffing in several business segments, including selected international commercial operations.  Implementation of these various plans is expected to result in after-tax charges in the second half of 2005 of approximately $215 million.  Approval of the various plans is expected at different times.  Approximately $200 million of these charges are projected to occur in the third quarter of 2005.  As a result of product re-registration timelines required under manufacturing regulations in a number of countries, this manufacturing realignment will continue into 2006, when approximately $60 million in after-tax charges are expected.

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006.  Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006.  As of June 30, 2005, approximately 20 percent of the operations have been transferred to Hospira.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Interest Expense

Net interest expense increased in both the second quarter and first six months of 2005 due to the impact of higher interest rates on debt levels, partially offset by higher interest income.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first six months 2005 include additional income taxes of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  In February 2005, management concluded that it would remit these earnings in 2005.  Abbott is continuing to evaluate whether it will remit all or a portion of the remaining $3.6 billion available for remittance under the Act, and expects to decide later in the year.  The effect of the increased income taxes on the remittance of foreign earnings was to increase the first six months 2005 effective tax rate by approximately 2.2 percentage points.  2004 includes the effects of charges for acquired in-process research and development.  The effective tax rates, excluding the effect of the 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

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

Liquidity and Capital Resources at June 30, 2005 Compared with December 31, 2004

Net cash from operating activities of continuing operations for the first six months 2005 totaled $2.3 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.  The decrease in cash from operating activities of approximately $246 million compared to 2004 was due primarily to a $641 million contribution to Abbott’s main domestic defined benefit plan and a $140 million contribution to the post-employment medical and dental benefit plans.  These amounts are included in Other, net in the Condensed Consolidated Statement of Cash Flows.

At June 30, 2005, Abbott had working capital of approximately $3.6 billion compared to working capital of approximately $3.9 billion at December 31, 2004.

At June 30, 2005, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In October 2004, the board of directors authorized the purchase of 50 million shares of Abbott’s common stock from time to time and no shares were purchased under this authorization in 2004.  During the six months ended June 30, 2005, Abbott purchased approximately 13.2 million of its common shares under this authorization at a cost of approximately $602 million.  In the six months ended June 30, 2004, Abbott purchased approximately 6.9 million of its common shares at a cost of approximately $297 million under a prior authorization.

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

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards  (SFAS) No. 154, “Accounting Changes and Error Corrections.”  This statement generally requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principles.  Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement does not change the previous guidance for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability.  This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005.  Adoption of the provisions of the Statement is not expected to have a material affect on the results of operations or financial position of Abbott.

In December 2004, the Financial Accounting Standards Board issued a revised Statement of Financial Accounting Standards  (SFAS) No. 123 (revised 2004), “Share-Based Payment.”   This standard required companies to expense employee stock options beginning no later than July 1, 2005.  On April 14, 2005, the Securities and Exchange Commission announced that companies may implement SFAS No. 123 (revised 2004) at the beginning of their next fiscal year that begins after June 15, 2005.  Abbott expects to adopt the revised rules on January 1, 2006.  Abbott expects that stock compensation expense under the rules would reduce reported diluted earnings per share by approximately 14 cents in 2005.  The effect of adopting the new standard on diluted earnings per share in future periods is dependent on the number of options granted in the future, the terms of those awards and their fair values.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Exhibit 99.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

PART I.  FINANCIAL INFORMATION

Item 4.  Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting.  During the quarter ended June 30, 2005, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.          Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2005, except as otherwise indicated) those described below.

In its 2004 Form 10-K, Abbott reported that a number of prescription pharmaceutical pricing antitrust suits were brought in the mid-1990s on behalf of retail pharmacies in federal and state courts as purported class actions.  The retail pharmacies alleged that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws.  As previously disclosed, Abbott has settled all of the claims, with the exception of the claims brought on behalf of a group of retail pharmacies that “opted-out” of the class action settlement.  Abbott has agreed to pay $2.3 million to these opt-out plaintiffs to settle their Sherman Act claims.  These plaintiffs’ Robinson-Patman claims are pending in the United States District Court for the Eastern District of New York.

In its Form 10-Q for the first quarter of 2005, Abbott reported that cases are pending in which Abbott seeks to protect its patents for divalproex sodium, a drug that Abbott sells under the trademark Depakote®.  During the second quarter, TorPharm did not appeal the court of appeals’ decision affirming the infringement finding by the lower court.  In June 2005, Abbott filed a patent infringement lawsuit in the United States District Court for the Northern District of Illinois against Nu-Pharm Inc.’s proposed generic version of Depakote DR seeking injunctive relief.

In its Form 10-Q for the first quarter of 2005, Abbott reported that it had reached a preliminary settlement with a class of indirect purchasers (including the Attorneys General of the States of Colorado, Florida and Kansas) relating to Abbott’s settlement of patent litigation involving terazosin hydrochloride, a drug sold by Abbott under the trademark Hytrin®.  On June 29, 2005, the United States District Court for the Southern District of Florida gave its final approval to that settlement.  Abbott has now settled with the majority of the plaintiffs in the aggregate amount of $90 million, which was previously reserved.  The claims of the remaining two plaintiffs groups are not material and are reserved for by Abbott.

In its Form 10-Q for the first quarter of 2005, Abbott reported that a number of cases, brought as purported class actions or representative actions, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid.  These cases brought by private plaintiffs, state counties and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.  The federal court cases have been consolidated in the United States District

Court for the District of Massachusetts as In re:   Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  During the second quarter, twenty-two New York counties filed lawsuits in federal courts in New York that have been or will be transferred to MDL 1456.  These twenty-two New York counties along with nine other previously disclosed New York counties filed a master consolidated complaint.  In addition to the previously disclosed investigations, the Texas Attorney General is investigating Abbott’s marketing and pricing practices with respect to certain reimbursable pharmaceutical products, and the Department of Justice is contemplating a civil proceeding against an unspecified number of other pharmaceutical companies and Abbott in connection with its investigation, which is more fully discussed in Abbott’s 2004 Form 10-K.

In its 2004 Form 10-K, Abbott reported that the court in In re: Lupron® Marketing and Sales Practices Litigation, MDL 1430, had granted preliminary approval for a proposed nationwide settlement of litigation involving allegations that TAP Pharmaceutical Products Inc. (TAP) reported false pricing information in connection with Lupron®.  On May 12, 2005, the United States District Court for the District of Massachusetts gave its final approval to that settlement, under which TAP will pay $150 million.  Additionally, the claims of most of the plaintiffs who sought to be excluded from the nationwide settlement were also settled, with TAP paying no more than an additional $12.24 million.

In its Form 10-Q for the first quarter of 2005, Abbott reported that six cases were pending in which Abbott sought to protect the patents covering fenofibrate, a drug Abbott sells under the trademark TriCor®.  During the second quarter, all of these cases, other than Reliant, were resolved through mutual releases, except for counterclaims by two parties, Teva and Impax.  Additionally, Abbott paid approximately $1.75 million in costs.

During the second quarter, ten lawsuits, including nine purported class actions, were filed against Abbott, Fournier Industrie et Sante, and Laboratoires Fournier, S.A. (Fournier) in the United States District Court for the District of Delaware alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations.  The nine purported class actions are:  Allied Services Division Welfare Fund and Hector Valdes, filed in June 2005; Diana Kim on behalf of herself and others similarly situated, filed in June 2005; Louisiana Wholesale Drug Company, Inc., filed in May 2005; Meijer, Inc. and Meijer Distribution, Inc., filed in June 2005; Painters District Council No. 30 Health and Welfare Fund and Richard G. Wilde, filed in June 2005; Pennsylvania Employees Benefit Trust Fund, filed in June 2005; Elaine M. Pullman, Neil Perlmutter, Helena Perlmutter and Lula Ramsey, filed in June 2005; Rochester Drug Co-Operative, Inc., filed in June 2005; and Vista Healthplan, Inc. and Ross Love, filed in June 2005.  The individual lawsuit is: Walgreen Co.; Eckerd Corporation; The Kroger Co.; and Maxi Drug, Inc., filed in June 2005.  These cases seek actual damages, treble damages and other relief.

In its Form 10-Q for the first quarter of 2005, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone, a drug manufactured and sold by Purdue Pharma under the trademark OxyContin®.  Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of June 30, 2005, a total of 191 lawsuits are pending in which Abbott is a party.  27 cases are pending in federal court.  164 cases are pending in state court.  180 cases are brought by individual plaintiffs, and 11 cases are brought as purported class action lawsuits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its Form 10-Q for the first quarter of 2005, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, ReductylTM, and ReductalTM) that have been brought either as purported class actions or on behalf of individual plaintiffs.  The lawsuits generally allege design defects and failure to warn.  Certain lawsuits also allege consumer protection violations and/or unfair trade practices.  During the second quarter, Abbott resolved pending state and twelve federal lawsuits for $14.75 million.  In the second quarter, Abbott was notified that an additional case, Leathers, was filed in the United States District Court for the District of Massachusetts.

In its Form 10-Q for the first quarter of 2005, Abbott reported that it is involved in five cases pending in the United States District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin®, Biaxin®XL, Klacid®, and Klaricid®).  In one of those cases, Abbott obtained a preliminary injunction against Teva in June 2005 preventing Teva’s launch of its extended release clarithromycin product.  Teva has appealed that decision.  Two other parties, Andrx and Ranbaxy, have agreed not to launch their extended release clarithromycin products before the court issues a decision on Abbott’s requests for preliminary injunctions, which are expected in September 2005.  During the second quarter, Abbott and Ranbaxy settled their litigation relating to Ranbaxy’s immediate release formulation.  Ranbaxy will license certain patents in exchange for royalty payments. Litigation related to Abbott’s clarithromycin patents is also pending in the Netherlands, Belgium, Ireland, Turkey and Canada.  Abbott has resolved the previously reported litigation in the United Kingdom and Spain.

In June 2005, Abbott filed a lawsuit against Takeda Pharmaceutical Company Limited and Takeda America Holdings, Inc. (“Takeda”) in the United States District Court for the Northern District of Illinois alleging Takeda breached its fiduciary duty to Abbott in that Takeda is diverting to itself profits that rightly belong jointly to Abbott and Takeda as equal joint venture partners in TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by Takeda).  Abbott seeks injunctive relief, and compensatory and punitive damages.

On April 27, 2005, the United States District Court for the Northern District of

Illinois denied Abbott’s motion to dismiss the plaintiffs’ complaint in Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc., a purported class action lawsuit filed on November 8, 2004.  The plaintiffs are former Abbott employees who allege their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act.  Plaintiffs generally seek reinstatement as Abbott employees, or reinstatement as participants in Abbott’s employee benefit plans, or an award for the employee benefits they have allegedly lost.  Abbott has filed a response denying all substantive allegations.

Five cases are pending related to Abbott’s patents for sevoflurane (an anesthesia product Abbott sells under the trademarks Ultane® and Sevorane®).  In June 2005, Baxter Healthcare Corporation and Baxter Healthcare Ltd. sued Abbott and Central Glass Company, Ltd. in the United Kingdom, High Court of Justice, seeking a declaration that Baxter’s proposed generic sevoflurane product does not infringe Abbott’s patents.  In May 2005, Abbott and Central Glass sued Baxter Company, Ltd. in the Tokyo District Court in Japan, alleging Baxter’s proposed generic sevoflurane product infringes their formulation patent.  Two cases brought by Abbott and Central Glass against Baxter Healthcare Corporation are pending in the United States District Court for the Northern District of Illinois alleging Baxter’s proposed generic sevoflurane product infringes their formulation patents.  One additional case is pending in the Sao Paulo State Court in Brazil, where Abbott and Central Glass allege a generic sevoflurane product sold by Cristalia Productos Quimicos Farmaceuticos, Ltda. infringes their formulation patent.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 – April 30, 2005	437,096	(1)	$50.269	0	36,848,000	(2)
May 1, 2005 – May 31, 2005	341,844	(1)	$49.059	0	36,848,000	(2)
June 1, 2005 – June 30, 2005	403,421	(1)	$49.002	0	36,848,000	(2)
Total	1,182,361		$49.4869	0	36,848,000	(2)

1.                       These shares represent:

(i)                     the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock – 10,363 in April, 0 in May, and 11,787 in June;

(ii)                  the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options – 416,733 in April, 331,844 in May, and 381,634 in June; and

(iii)               the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan – 10,000 in April, 10,000 in May, and 10,000 in June.

2.                       On October 14, 2004, Abbott announced that Abbott’s board of directors approved the purchase of up to 50 million of its common shares.

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

Date: August 3, 2005

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