Form 10-Q
period 2005-09-30
ABBOTT LABORATORIES
filed 2005-11-02
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes ☐.  No ☒.

As of September 30, 2005, Abbott Laboratories had 1,551,228,337 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Sales	$5,383,995	$4,681,669	$16,290,474	$14,025,573

Cost of products sold	2,677,188	2,114,919	7,831,554	6,257,063
Research and development	448,869	391,698	1,330,783	1,232,786
Acquired in-process research and development	17,131	8,100	17,131	232,006
Selling, general and administrative	1,410,127	1,144,416	4,049,540	3,534,584

Total Operating Cost and Expenses	4,553,315	3,659,133	13,229,008	11,256,439

Operating Earnings	830,680	1,022,536	3,061,466	2,769,134

Net interest expense	40,360	36,706	125,874	107,043
(Income) from TAP Pharmaceutical Products Inc. joint venture	(115,644)	(84,582)	(305,642)	(306,486)
Net foreign exchange loss	8,013	3,915	14,535	24,541
Other (income) expense, net	2,281	439	6,703	(25,920)
Earnings from Continuing Operations Before Taxes	895,670	1,066,058	3,219,996	2,969,956
Taxes on earnings from Continuing Operations	214,961	261,979	824,347	768,725

Earnings from Continuing Operations	680,709	804,079	2,395,649	2,201,231

Earnings from Discontinued Operations, net of taxes	—	—	—	60,015

Net Earnings	$680,709	$804,079	$2,395,649	$2,261,246

Basic Earnings Per Common Share —

Continuing Operations	$0.44	$0.52	$1.54	$1.41

Discontinued Operations	—	—	—	0.04

Net Earnings	$0.44	$0.52	$1.54	$1.45

Diluted Earnings Per Common Share —

Continuing Operations	$0.44	$0.51	$1.53	$1.40

Discontinued Operations	—	—	—	0.04

Net Earnings	$0.44	$0.51	$1.53	$1.44

Cash Dividends Declared Per Common Share	$0.275	$0.26	$0.825	$0.78

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,552,397	1,559,980	1,554,071	1,561,080
Dilutive Common Stock Options	11,129	9,023	13,495	9,567

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,563,526	1,569,003	1,567,566	1,570,647

Outstanding Common Stock Options Having No Dilutive Effect	47,459	78,832	22,469	57,950

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2005	2004
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,395,649	$2,261,246
Less: Earnings from discontinued operations, net of taxes	—	60,015
Earnings from continuing operations	2,395,649	2,201,231
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —

Depreciation	651,979	625,466
Amortization of intangibles	369,245	329,874
Acquired in-process research and development	17,131	232,006
Trade receivables	334,331	(32,769)
Inventories	(182,411)	(239,488)
Other, net	101,512	357,972
Net Cash From Operating Activities of Continuing Operations	3,687,436	3,474,292

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies	(26,541)	(1,965,351)
Acquisitions of property and equipment	(895,844)	(933,708)
Investment securities transactions	751,509	(658,046)
Other	12,429	13,385
Net Cash (Used in) Investing Activities of Continuing Operations	(158,447)	(3,543,720)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	45,000	688,000
Proceeds from issuance of long-term debt	—	1,500,000
Repayment of long-term debt	(150,000)	(1,650,000)
Other borrowing transactions, net	52,264	136,682
Common share transactions, net	(589,467)	(405,349)
Dividends paid	(1,259,856)	(1,194,820)
Net Cash (Used in) Financing Activities of Continuing Operations	(1,902,059)	(925,487)

Effect of exchange rate changes on cash and cash equivalents	(143,283)	(20,366)

Discontinued Operations:
Net cash provided by operating and investing activities of discontinued operations	135,732	131,048
Financing activities of discontinued operations	—	700,000
Net cash provided by discontinued operations	135,732	831,048

Net Increase (Decrease) in Cash and Cash Equivalents	1,619,379	(184,233)
Cash and Cash Equivalents, Beginning of Year	1,225,628	995,124
Cash and Cash Equivalents, End of Period	$2,845,007	$810,891

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$2,845,007	$1,225,628
Investment securities	82,651	833,334
Trade receivables, less allowances of $217,812 in 2005 and $231,704 in 2004	3,203,038	3,696,115
Inventories:
Finished products	1,396,670	1,488,939
Work in process	586,838	582,787
Materials	702,660	548,737
Total inventories	2,686,168	2,620,463
Prepaid expenses, deferred income taxes, and other receivables	2,033,709	2,111,889
Assets held for sale	138,106	247,056
Total Current Assets	10,988,679	10,734,485
Investment Securities	135,245	145,849
Property and Equipment, at Cost	12,738,112	12,501,689
Less: accumulated depreciation and amortization	6,752,777	6,493,815
Net Property and Equipment	5,985,335	6,007,874
Intangible Assets, net of amortization	4,678,256	5,171,594
Goodwill	5,406,266	5,685,124
Investments in Joint Ventures and Other Assets	1,597,808	952,929
Assets Held for Sale	39,370	69,639
	$28,830,959	$28,767,494
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$1,926,826	$1,836,649
Trade accounts payable	1,030,356	1,054,464
Salaries, dividends payable, and other accruals	3,717,529	3,535,019
Income taxes payable	393,266	156,417
Current portion of long-term debt	1,606,404	156,034
Liabilities of operations held for sale	84,134	87,061
Total Current Liabilities	8,758,515	6,825,644

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	2,759,160	2,826,489
Long-term Debt	3,049,169	4,787,934
Liabilities of Operations Held for Sale	1,084	1,644
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2005: 1,565,816,316; 2004: 1,575,147,418	3,515,086	3,239,575
Common shares held in treasury, at cost - Shares: 2005: 14,587,979; 2004: 15,123,800	(213,029)	(220,854)
Unearned compensation – restricted stock awards	(51,963)	(50,110)
Earnings employed in the business	10,330,476	10,033,440
Accumulated other comprehensive income	682,461	1,323,732
Total Shareholders’ Investment	14,263,031	14,325,783
	$28,830,959	$28,767,494

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2005

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006.  Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006.  As of September 30, 2005, 48 percent of these operations have been transferred to Hospira.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Summarized financial information for discontinued operations is as follows: (dollars in thousands)

Nine Months Ended September 30 2004

Net sales	$793,129
Earnings before taxes	90,444
Taxes on earnings	30,429
Net earnings	60,015

The financial information above includes the operations of Hospira through April 30, 2004, the date of the spin-off.  As a consequence, the results for the nine months ended September 30, 2004 include only four months of the operations of Hospira.  The results of the discontinued operations also include direct transaction costs of approximately $36 million in the nine months ended September 30, 2004.

Note 3 – Supplemental Financial Information

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net Interest Expense:
Interest expense	$62,251	$49,891	$179,556	$143,252
Interest income	(21,891)	(13,185)	(53,682)	(36,209)
Total	$40,360	$36,706	$125,874	$107,043

Supplemental Cash Flow Information – Other, net in Net Cash From Operating Activities of Continuing Operations for 2005 includes the effects of contributions to the main domestic defined benefit plan of $641,000 and to the post-employment medical and dental plans of $140,000.

Note 4 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first nine months 2005 include additional income taxes of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  In February 2005, management concluded that it would remit these earnings in 2005.  In October 2005, Abbott management concluded that it would remit an additional $3.7 billion of foreign earnings in 2005.  The additional income tax expense required for the $3.7 billion is approximately $220 million and is expected to be recorded in the fourth quarter of 2005.  2004 includes the effects of charges for acquired in-process research and development and for other non-tax deductible items.  The effective tax rates, excluding the effect of these 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, including those discussed in this note and in Note 6, Abbott estimates the range of possible loss to be from approximately $25 million to $110 million.  Reserves of approximately $45 million have been recorded at September 30, 2005 for these proceedings and exposures.  These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Note 7 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2005	2004	2005	2004

Service cost — benefits earned during the period	$155.7	$129.0	$32.7	$21.1
Interest cost on projected benefit obligations	196.8	173.3	48.1	41.3
Expected return on plans’ assets	(271.8)	(196.1)	(8.9)	—
Net amortization	49.6	18.8	7.7	3.4
Net cost	$130.3	$125.0	$79.6	$65.8

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first nine months of 2005, $641 was contributed to the main domestic defined benefit plan and $140 was contributed to the post-employment medical and dental benefit plans. In the first nine months of 2004, $295 was contributed to the main domestic defined benefit plan.

Note 8 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Foreign currency (loss) gain translation adjustments	$(218,373)	$(106,327)	$(683,959)	$30,985
Minimum pension liability adjustments	—	—	—	(50,121)
Unrealized gains (losses) on marketable equity securities	3,002	(3,101)	(9,521)	(38,728)
Net adjustments for derivative instruments designated as cash flow hedges	3,684	2,554	52,244	14,575
Reclassification adjustments for realized gains	(35)	(4,305)	(35)	(24,937)
Other comprehensive (loss), net of tax	(211,722)	(111,179)	(641,271)	(68,226)
Net Earnings	680,709	804,079	2,395,649	2,261,246
Comprehensive Income	$468,987	$692,900	$1,754,378	$2,193,020

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments			$(1,030,942)	$(884,747)
Minimum pension liability adjustments			355,103	329,276
Cumulative unrealized (gains) on marketable equity securities			(8,145)	(28,196)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges			1,523	(759)

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

Ross Products— Primarily U.S. sales of a broad line of adult and pediatric nutritional products, pediatric pharmaceuticals and consumer products.

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

	Net Sales to External Customers				Operating Earnings
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004	2005	2004	2005	2004
Pharmaceutical	$1,917	$1,678	$5,720	$4,882	$533	$611	$1,644	$1,700
Diagnostics (worldwide)	923	845	2,767	2,452	138	112	365	264
Ross (a)	650	531	1,916	1,717	197	136	571	574
International	1,644	1,425	5,165	4,451	498	424	1,526	1,217
Total Reportable Segments	5,134	4,479	15,568	13,502	1,366	1,283	4,106	3,755
Other	250	203	722	524
Net Sales	$5,384	$4,682	$16,290	$14,026
Corporate functions and benefit plans costs					74	62	210	216
Non-reportable segments					41	55	111	144
Net interest expense					40	37	126	107
Acquired in-process research and development					17	8	17	232
(Income) from TAP Pharmaceutical Products Inc. joint venture					(116)	(85)	(306)	(306)
Net foreign exchange loss					8	4	15	25
Other, net (b)					406	136	713	367
Consolidated Earnings from Continuing Operations Before Taxes					$896	$1,066	$3,220	$2,970

(a)          Net sales and operating earnings for the Ross segment for the third quarter and first nine months 2005 includes $70 from a revised agreement for the U.S. promotion of Synagis.

(b)         Other, net for the third quarter of 2005 includes $203 for restructuring and impairment charges as discussed in Note 14 and an increase in a bad debt reserve of $58 associated with an unfavorable court ruling.  Other, net for the first nine months of 2005 includes $231 for restructuring and impairment charges as discussed in Note 14 and an increase in a bad debt reserve of $58 associated with an unfavorable court ruling.

Note 10 – Business Combinations and Technology Acquisitions

In the third quarter of 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting.  The cash purchase price was approximately $10 million.  Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $67 million, intangible assets of approximately $22 million and a charge of approximately $2 million for acquired in-process research and development.  In addition, Abbott acquired a less than 50 percent equity interest in a small medical products company for approximately $15 million in cash, resulting in a charge to acquired in-process research and development of approximately $15 million.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net earnings, as reported	$681	$804	$2,396	$2,261
Compensation cost under fair value-based accounting method, net of taxes	(41)	(42)	(176)	(166)
Net earnings, pro forma	$640	$762	$2,220	$2,095

Diluted EPS from continuing operations, as reported	$0.44	$0.51	$1.53	$1.40
Diluted EPS from continuing operations, pro forma	0.41	0.49	1.41	1.30
Basic EPS, as reported	0.44	0.52	1.54	1.45
Basic EPS, pro forma	0.41	0.49	1.43	1.34
Diluted EPS, as reported	0.44	0.51	1.53	1.44
Diluted EPS, pro forma	0.41	0.49	1.41	1.34

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

Note 12 – Equity Method Investments

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net sales	$792.5	$912.8	$2,394.4	$2,680.6
Cost of sales	204.8	269.1	664.8	775.5
Income before taxes	364.2	266.4	962.7	965.3
Net earnings	231.3	169.2	611.3	613.0

	September 30	December 31
	2005	2004
Current assets	$1,509.8	$951.7
Total assets	1,655.9	1,176.6
Current liabilities	1,325.7	976.8
Total liabilities	1,376.5	1,025.2

Note 13 – Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded goodwill of approximately $67 related to the acquisition of a medical device company in the third quarter of 2005. Abbott also recorded goodwill of approximately $834 related to the acquisitions of TheraSense in the second quarter of 2004 and
i-STAT in the first quarter of 2004.  Foreign currency translation adjustments (decreased) increased goodwill in the first nine months of 2005 and 2004 by approximately ($350) and $14, respectively and approximately $81 was transferred to Hospira.  There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $6,548 as of September 30, 2005 and $6,622 as of December 31, 2004, and accumulated amortization was $1,888 as of September 30, 2005 and $1,468 as of December 31, 2004.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $491 in 2005, $483 in 2006, $467 in 2007, $449 in 2008, and $443 in 2009.  Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 13 years).

Note 14 – Restructuring Plans

(dollars in millions)

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations.  In the second and third quarters of 2005, Abbott recorded pretax charges against earnings of approximately $229 reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges.  Approximately $175 is classified as cost of products sold, $5 as research and development and $49 as selling, general and administrative.  An additional $2 was incurred in the third quarter relating to these restructurings, primarily for accelerated depreciation.  As a result of product re-registration timelines required under manufacturing regulations in a number of countries, this manufacturing realignment will continue into 2007.

The following summarizes the restructuring activity for the global pharmaceutical manufacturing operations restructuring:

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$44.1	$52.7	$96.8
Payments and impairments	(0.1)	(52.7)	(52.8)
Accrued balance at September 30, 2005	$44.0	$—	$44.0

The following summarizes the restructuring activity for all other restructurings, which are individually not material:

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$121.2	$11.1	$132.3
Payments and impairments	(15.5)	(11.1)	(26.6)
Accrued balance at September 30, 2005	$105.7	$—	$105.7

Abbott expects to incur up to an additional $190 in future periods for restructuring plans, primarily for accelerated depreciation and plant and equipment dispositions.

Note 15 – Subsequent Event

In October 2005, Abbott announced that it had reached agreement with Cambridge Antibody Technologies (CAT) whereby Abbott will pay fixed and revenue-based royalties to CAT.  The present value of the fixed portion of the royalties, amounting to approximately $270 million, will be recorded as an amortizable intangible asset in the fourth quarter of 2005.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the third quarter and first nine months:

(dollars in millions)

	Three Months Ended September 30			Nine Months Ended September 30
	Net Sales to External Customers		Percentage	Net Sales to External Customers		Percentage
	2005	2004	Change (a)	2005	2004	Change (a)
Pharmaceutical	$1,917	$1,678	14.2	$5,720	$4,882	17.1
Diagnostics (worldwide)	923	845	9.3	2,767	2,452	12.9
Ross	650	531	22.4	1,916	1,717	11.6
International	1,644	1,425	15.3	5,165	4,451	16.0
Total Reportable Segments	5,134	4,479	14.6	15,568	13,502	15.3
Other	250	203	23.7	722	524	37.8
Net Sales	$5,384	$4,682	15.0	$16,290	$14,026	16.1
Total U.S.	$2,987	$2,645	12.9	$8,967	$7,827	14.6
Total International	$2,397	$2,037	17.7	$7,323	$6,199	18.1

(a) Percentage changes are based on unrounded numbers.

Worldwide sales for the third quarter and nine months 2005 reflect primarily unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased third quarter and first nine months 2005 consolidated net sales 1.1 percent and 2.0 percent respectively, and increased Total International sales 2.6 percent and 4.6 percent over the third quarter and first nine months 2004.  In addition, the effect of the relatively weaker U.S. dollar increased third quarter and first nine months 2005 sales in the Diagnostic products segment by 1.6 percent and 3.2 percent, respectively, and International segment sales by 2.6 percent and 4.5 percent, respectively.  Sales for the Ross segment were favorably impacted in 2005 by the acquisition of EAS in the fourth quarter of 2004 and by incremental revenue of $70 million, recorded in the third quarter of 2005, from a revised agreement for the U.S. promotion of Synagis.

A comparison of the product group sales by segment for the nine months ended September 30 is as follows: (dollars in millions)

	Nine Months Ended September 30
	2005	Percentage Change (a)	2004	Percentage Change (a)
Pharmaceutical —
Primary Care	$3,368	21.8	$2,764	21.4
Specialty	2,003	15.4	1,736	32.3

Diagnostics —
Immunochemistry	1,623	3.1	1,574	2.4
Diabetes Care	781	42.2	549	37.2

Ross —
Pediatric Nutritionals	841	(2.4)	862	6.5
Adult Nutritionals	819	23.9	661	12.3

International —
Other Pharmaceuticals	2,757	19.4	2,309	21.6
Anti-Infectives	629	7.3	586	5.4
Hospital Pharmaceuticals	492	14.0	431	13.1
Pediatric Nutritionals	513	19.3	430	11.6
Adult Nutritionals	531	9.9	483	12.7

 (a) Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Mobic in 2005 favorably impacted the Primary Care product sales of the Pharmaceutical products segment, and increased sales volume of Humira favorably impacted Specialty product sales in 2005 and 2004. U.S. sales of Synthroid, which is now subject to generic competition, were $358 million and $496 million in the first nine months of 2005 and 2004, respectively.  Increased sales volume of Humira also favorably impacted Other Pharmaceuticals sales in the International segment.  Worldwide sales of Humira totaled $959 million in the first nine months 2005 and are forecasted to be more than $1.3 billion for the full year 2005.  Diagnostics and International segment product sales were favorably impacted in 2005 and 2004 by the effect of the relatively weaker U.S. dollar.  Diabetes Care product sales for the Diagnostic segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  Adult Nutritionals product sales for the Ross products segment were favorably impacted by the acquisition of EAS in the fourth quarter of 2004 and Pediatric Nutritional product sales were unfavorably impacted in 2005 due to lower sales of Similac.  In the third quarter of 2005, Baxter International received a court ruling that its proposed generic sevoflurane product does not infringe Abbott’s patents.  Abbott has appealed.  Baxter is prohibited from marketing their product in the U.S. or exporting outside the U.S. until after December 10, 2005, as a result of a previous Alternative Dispute Resolution between the parties.  U.S. and international sales of sevoflurane were $246 million and $395 million, respectively, for the first nine months of 2005.

The gross profit margin was 50.3 percent for the third quarter 2005, compared to 54.8 percent for the third quarter 2004.  First nine months 2005 gross profit margin was 51.9 percent, compared to 55.4 percent for the first nine months 2004.  The decrease in the gross profit margins was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products that have lower margins than other products in the Pharmaceutical products segment.  Restructuring charges, discussed below, reduced the gross profit margin in the third quarter and first nine months 2005 by 2.9 and 1.1 percentage points, respectively.

In 2005, Abbott and Boehringer Ingelheim amended the terms of the agreement under which Abbott distributes certain Boehringer Ingelheim products.  The amended terms will take effect on January 1, 2006.  Abbott will no longer distribute, or record sales for the Boehringer Ingelheim products, but will co-promote one product, Micardis, through March 31, 2006, and will receive residual commissions on Boehringer Ingelheim’s sales of the three products. The amount of pretax income under the revised arrangement will be the same as expected under the previous agreement. Net sales of Boehringer Ingelheim products for the first nine months of 2005 were approximately $1.7 billion.

Research and development expenses increased 14.6 percent in the third quarter 2005 and 7.9 percent for the first nine months 2005, respectively, over comparable 2004 periods.  These increases were due, in part, to increased spending to support late-stage pharmaceutical pipeline programs, including follow-on indications for Humira, and on clinical programs in the vascular business.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the third quarter and first nine months 2005 increased 23.2 percent and 14.6 percent, respectively, over the comparable 2004 periods.  The restructuring charges discussed below and an increase in a bad debt reserve associated with an unfavorable court ruling increased the percent change from 2004 by 8.9 and 3.1 percentage points in the third quarter and first nine months 2005, respectively.  These increases were also due to increased selling and marketing support for new and existing products, including commercial activities related to sales force expansion and product launches including Abbott’s carotid stent and new Humira indications.  These increases also reflect the effects of the acquisitions of TheraSense in the second quarter of 2004 and EAS in the fourth quarter of 2004.

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture for the third quarter and first nine months of 2004 was adversely affected by approximately $40 million as a result of an agreement with plaintiffs to settle litigation.

Restructurings

(dollars in millions)

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations.  In the second and third quarters of 2005, Abbott recorded pretax charges against earnings of approximately $229 reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges.  Approximately $175 is classified as cost of products sold, $5 as research and development and $49 as selling, general and administrative.  An additional $2 was incurred in the third quarter relating to these restructurings, primarily for accelerated depreciation.  As a result of product re-registration timelines required under manufacturing regulations in a number of countries, this manufacturing realignment will continue into 2007.

 The following summarizes the restructuring activity for the global pharmaceutical manufacturing operations restructuring:

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$44.1	$52.7	$96.8
Payments and impairments	(0.1)	(52.7)	(52.8)
Accrued balance at September 30, 2005	$44.0	$—	$44.0

The following summarizes the restructuring activity for all other restructurings, which are individually not material:

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$121.2	$11.1	$132.3
Payments and impairments	(15.5)	(11.1)	(26.6)
Accrued balance at September 30, 2005	$105.7	$—	$105.7

Abbott expects to incur up to an additional $190 in future periods for restructuring plans, primarily for accelerated depreciation and plant and equipment dispositions.

Subsequent Event

In October 2005, Abbott announced that it had reached agreement with Cambridge Antibody Technologies (CAT) whereby Abbott will pay fixed and revenue-based royalties to CAT.  The present value of the fixed portion of the royalties, amounting to approximately $270 million, will be recorded as an amortizable intangible asset in the fourth quarter of 2005.  The fixed and variable royalties under the revised agreement are expected to result in lower expense compared to the prior agreement.

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

The legal transfer of certain operations and assets (net of liabilities) outside the United States is expected to occur in 2005 and 2006.  Approximately half of these operations are expected to be transferred to Hospira in 2005 with the remaining operations transferring in the first half of 2006.  As of September 30, 2005, 48 percent of the operations have been transferred to Hospira.  These operations and assets are used in the conduct of Hospira’s international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets.  These assets and liabilities have been presented as held for sale in the Condensed Consolidated Balance Sheet.  The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

Interest Expense

Net interest expense increased in both the third quarter and first nine months of 2005 due to the impact of higher interest rates on debt levels, partially offset by higher interest income.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first nine months 2005 include additional income taxes of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  In February 2005, management concluded that it would remit these earnings in 2005.  In October 2005, Abbott management concluded that it would remit an additional $3.7 billion of foreign earnings in 2005.  The additional income tax expense required for the $3.7 billion is approximately $220 million and is expected to be recorded in the fourth quarter of 2005.  The effect of the increased income taxes on the remittance of foreign earnings was to increase the first nine months 2005 effective tax rate by approximately 1.6 percentage points.  2004 also includes the effects of charges for acquired in-process research and development and other non-tax deductible items.  The effective tax rates, excluding the effect of the 2005 and 2004 items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Business Combinations and Technology Acquisitions

In the third quarter of 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting.  The cash purchase price was approximately $10 million.  Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $67 million, intangible assets of approximately $22 million and a charge of approximately $2 million for acquired in-process research and development.  In addition, Abbott acquired a less than 50 percent equity interest in a small medical products company for approximately $15 million in cash, resulting in a charge to acquired in-process research and development of approximately $15 million.

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

Liquidity and Capital Resources at September 30, 2005 Compared with December 31, 2004

Net cash from operating activities of continuing operations for the first nine months 2005 totaled $3.7 billion. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At September 30, 2005, Abbott had working capital of approximately $2.2 billion compared to working capital of approximately $3.9 billion at December 31, 2004.  The decrease in working capital is due to an increase in the current portion of long-term debt.

At September 30, 2005, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support commercial paper borrowing arrangements.

In October 2004, the board of directors authorized the purchase of 50 million shares of Abbott’s common stock from time to time and no shares were purchased under this authorization in 2004.  During the nine months ended September 30, 2005, Abbott purchased approximately 17.4 million of its common shares under this authorization at a cost of approximately $802 million.  In the nine months ended September 30, 2004, Abbott purchased approximately 11.7 million of its common shares at a cost of approximately $500 million under a prior authorization.

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

(b)         Changes in internal control over financial reporting.  Abbott is in the process of implementing certain modules of an enterprise resource planning system.  In the third quarter of 2005, the company implemented the Financial Accounting, Controlling, and the Purchasing portion of the Materials Management modules of this system for corporate headquarters.  During the quarter ended September 30, 2005, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                                     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2005, except as otherwise indicated) those described below.

In its Form 10-Q for the second quarter of 2005, Abbott reported that a number of cases, brought as purported class actions or representative actions, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid.  These cases brought by private plaintiffs, state counties and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees.  The federal court cases have been consolidated in the United States District Court for the District of Massachusetts as In re:   Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  During the third quarter, six additional New York counties filed lawsuits in federal court in New York that have been or will be transferred to MDL 1456.  One previously reported case, County of Erie, has now been transferred to MDL 1456.  In addition, two cases were removed to federal court:  Commonwealth of Kentucky ex rel. Albert B. Chandler III, Attorney General and State of Illinois.

In its Form 10-Q for the second quarter of 2005, Abbott reported that ten lawsuits, including nine purported class actions, were pending against Abbott, Fournier Industrie et Sante, and Laboratoires Fournier, S.A. (Fournier) in the United States District Court for the District of Delaware alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations.  During the third quarter, four additional lawsuits, including two purported class actions, were filed in the United States District Court for the District of Delaware.  The two purported class actions are captioned: Philadelphia Federation of Teachers Health and Welfare Fund and Cindy Cronin, and were filed in July 2005.  The two individual lawsuits are captioned:  CVS Pharmacy, Inc., Rite Aid Corporation, Rite Aid Headquarters Corp. and Pacificare Health Systems, Inc., and were filed in August 2005.  These cases seek damages, treble damages and other relief.

In its Form 10-Q for the second quarter of 2005, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone, a drug manufactured and sold by Purdue Pharma under the trademark OxyContin®.  Abbott promoted OxyContin to certain specialty physicians, including surgeons and anesthesiologists, under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of September 30, 2005, a total of 195 lawsuits are pending in which Abbott is a party, of which 19 cases are pending in federal court and 176 cases are pending in state court.  185 cases are brought by individual plaintiffs, and 10 cases are brought as purported class action lawsuits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its Form 10-Q for the second quarter of 2005, Abbott reported that it was involved in five cases pending in the United States District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin®, Biaxin®XL, Klacid®, and Klaricid®).  In September 2005, Abbott filed patent infringement claims against Sandoz, Inc. (“Sandoz”) in the United States District Court for the Northern District of Illinois regarding its proposed generic clarithromycin products.  Abbott will seek a preliminary injunction preventing Sandoz from marketing its infringing generic product.  Abbott has resolved the previously reported litigation in the Netherlands, Ireland and Belgium.

In its Form 10-Q for the second quarter of 2005, Abbott reported that five cases are pending related to Abbott’s patents for sevoflurane (an anesthesia product Abbott sells under the trademarks Ultane and Sevorane®).  In one of the two cases pending in the United States District Court for the Northern District of Illinois against Baxter Healthcare Corporation, the Court issued a decision ruling that Abbott’s patent is valid but that Baxter’s product does not infringe Abbott’s patent.  Abbott has appealed that decision.

As reported in Abbott’s 2004 Form 10-K, Abbott is a defendant in several lawsuits pending in the United States District Court for the District of Minnesota and consolidated under the caption In re: Canadian Import Antitrust Litigation alleging generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada.  In August 2005, the court dismissed with prejudice plaintiffs’ federal law claims, and dismissed without prejudice plaintiffs’ state law claims.  Plaintiffs have filed a notice of appeal.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 – July 31, 2005	2,674,733	(1)	$47.152	1,925,000	34,923,000	(2)
August 1, 2005 – August 31, 2005	2,470,017	(1)	$46.867	2,365,000	32,558,000	(2)
September 1, 2005 – September 30, 2005	187,549	(1)	$44.387	0	32,558,000	(2)
Total	5,332,299		$46.9225	4,290,000	32,558,000	(2)

(1)          These shares include:

(i)	the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock – 31,923 in July, 4,271 in August, and 0 in September;

(ii)

the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options – 707,810 in July, 90,746 in August, and 177,549 in September; and

(iii)	the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan – 10,000 in July, 10,000 in August, and 10,000 in September.

(2)   On October 14, 2004, Abbott announced that Abbott’s board of directors approved the purchase of up to 50 million of its common shares.

Item 6.                                     Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

	By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:	November 2, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.