Form 10-K
period 2005-12-31
ABBOTT LABORATORIES
filed 2006-02-22
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value (including Preferred Stock Purchase Rights)	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes X     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes           No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer X     Accelerated Filer              Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No X

The aggregate market value of the 1,487,731,767 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2005), was approximately $72,913,733,900. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2006: 1,538,625,812

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 21, 2006.

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

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS,
GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

        Incorporated herein by reference is Note 6 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

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

        In January 2006, Abbott announced it entered into an agreement with Boston Scientific to acquire Guidant's vascular intervention and endovascular solutions businesses. The agreement is subject to approval by regulatory authorities and is contingent upon the closing of Boston Scientific's proposed acquisition of Guidant.

        On April 12, 2004, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one common share of Hospira stock on April 30, 2004. All of the shares of Hospira's common stock were distributed to Abbott shareholders on a pro-rata basis. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment after that segment's reorganization on January 1, 2004, and portions of the International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows. The balance sheet for 2003 has not been adjusted to reflect the effect of the spin-off. The presentation of segment data for 2003 has been adjusted to conform to the presentation in 2004 and 2005.

Pharmaceutical Products

        The Pharmaceutical Products segment's products include a broad line of adult and pediatric pharmaceuticals, which are sold primarily on the prescription, or recommendation, of physicians.

        The principal products included in the Pharmaceutical Products segment are:

  •
  Depakote®, an agent for the treatment of epilepsy, migraine, and bipolar disorder;

  •
  TriCor®, for the treatment of dyslipidemia;

  •
  HUMIRA® for the treatment of rheumatoid arthritis and psoriatic arthritis;

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

  •
  the anesthesia product sevoflurane, sold in the United States under the trademark Ultane®; and

  •
  the specialty product Zemplar®, for the treatment of hyperparathyroidism.

        In addition, through an agreement with Boehringer Ingelheim, the Pharmaceutical Products segment distributed and co-promoted Flomax® for the treatment of benign prostatic hyperplasia, Micardis® for the treatment of hypertension, and Mobic® for the treatment of arthritis. Abbott's co-promotion of Flomax® and Mobic® expired as provided by the agreement in 2005. Abbott will co-promote Micardis® through the end of March 2006 and will receive residual commissions on Boehringer Ingelheim's sales of the three products. Abbott's activities as the distributor of these products ended effective January 1, 2006.

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

        Competition in the Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. The search for technological innovations in pharmaceutical products is a significant aspect of competition in this segment. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence in the Pharmaceutical Products segment. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

Diagnostic Products

        The Diagnostic Products segment's products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physicians' offices, alternate-care testing sites, plasma protein therapeutic companies, and consumers.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay systems, including ARCHITECT®, AxSYM®, IMx®, Abbott Quantum™, Commander®, Abbott PRISM®, TDx®, and TDxFlx®;

  •
  chemistry systems such as ARCHITECT® c8000® and Aeroset®;

  •
  assays used for screening and/or diagnosis for drugs of abuse, cancer, therapeutic drug monitoring, fertility, physiological diseases, and infectious diseases such as hepatitis and HIV;

  •
  the Vysis® product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit and the UroVysion™ bladder cancer recurrence kit;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series;

  •
  the product line of FreeStyle® blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including FreeStyle®, FreeStyle Flash® (sold in certain international markets as FreeStyle® Mini), FreeStyle Papillon™, and FreeStyle Tracker®, and other blood glucose monitoring meters, test strips, data management software and accessories, including Precision Xtra™, MediSense Optium™, Precision PCx®, Precision Q.I.D.®, MediSense II™, TrueMeasure® strips, Precision Link® Direct, and Precision® Sure-Dose® insulin syringes; and

  •
  the i-STAT® point-of-care diagnostic systems and tests for blood analysis, including the i-STAT® system.

        In addition, under its strategic alliance with Celera Diagnostics, a business of the Celera Genomics Group of Applera Corporation, the Diagnostic Products segment develops, manufactures and markets a broad range of in vitro molecular diagnostic products for disease detection, disease progression monitoring, and therapy selection. Through a sales and marketing agreement with Enfer Scientific Ltd., the Diagnostic Products segment also distributes diagnostic tests in Europe and Japan that are used to detect bovine spongiform encephalopathy (BSE) in cattle.

        The Diagnostic Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for people with diabetes are also marketed and sold over-the-counter to consumers.

        The Diagnostic Products segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment's products are subject to restrictions on their sale in the United States under a consent decree entered in 1999. The consent decree is discussed in the section captioned, "Regulation" on page 8.

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

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure®, PediaSure®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Osmolite® and Nepro®;

  •
  the pharmaceutical product Survanta®;

  •
  ZonePerfect® bars; and

  •
  the EAS family of nutritional brands, including AdvantEdge® and Myoplex®.

        In addition, the Ross Products segment co-promotes Synagis®, for prevention of respiratory syncytial virus, under an agreement with MedImmune Inc. through June 30, 2006.

        The Ross Products segment markets its products in the United States, except for EAS® and ZonePerfect® retail products which are sold worldwide. In most cases, its products are distributed from Abbott-owned distribution centers or public warehouses.

        It generally sells nutritional products directly to retailers, wholesalers, health care facilities, and government agencies. Currently, primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products are also promoted through direct to consumer marketing efforts. Similac® Advance®, Isomil® Advance®, PediaSure®, Pedialyte®, Ensure®, Glucerna®, ZonePerfect®, and EAS® retail products are promoted directly to the public by consumer advertising. These products are generally sold directly to retailers and wholesalers.

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

  •
  Lupron®, also marketed as Procrin®, Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids;

  •
  Synagis® for prevention of respiratory syncytial virus;

  •
  HUMIRA® for the treatment of rheumatoid arthritis and psoriatic arthritis;

  •
  Ogastro®, also marketed as Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis;

  •
  various cardiovascular products, including Loftyl®, a vasoactive agent, Mavik® (also marketed as Odrik® and Goptin®), Isoptin® and Tarka® (also marketed as Ocadrik®) for the treatment of hypertension, Hytrin® used for the treatment of hypertension and benign prostatic hyperplasia and candesartan (sold under the trademarks Blopress® and Tiadyl®), an angiotension 2 antagonist;

  •
  Reductil® (also marketed as Reductyl™, Reductal™, and Meridia®) for the treatment of obesity;

  •
  various forms of infant formulas and follow-on formulas, including Similac®Advance®, Gain®, Abbott Grow®, and PediaSure®;

  •
  various adult medical nutritionals, including Ensure®, Glucerna®, and Jevity®;

  •
  anesthesia products, including sevoflurane (sold outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane; and

  •
  specialty injectables such as Zemplar®, Calcijex®, Simdax®, and Survanta®.

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

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Pharmaceutical Company, Limited of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States and Canada. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer, for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor. Its principal indications are for short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 6. These, and various patents which expire during the period 2006 to 2025, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA®), those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid®, and Klaricid®), those related to divalproex sodium (which is sold under the trademark Depakote®), those related to lansoprazole (which is sold under the trademarks Prevacid® and Ogastro®), and those related to lopinavir/ritonavir (which is sold under the trademark Kaletra®), are material in relation to Abbott's business as a whole. The United States composition of matter patents covering adalimumab will expire in 2016. The United States composition of matter patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and expired in 2005. The United States composition of matter patents covering divalproex sodium will expire in 2008. The United States composition of matter patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009. The United States composition of matter patent covering lopinavir will expire in 2015. The United States composition of matter patents covering ritonavir will expire in 2013 and 2014. The United States composition of matter patent covering lopinavir/ritonavir will expire in 2016. In addition, the patents, licenses, and trademarks related to fenofibrate (which is sold under the trademark TriCor®) are significant for Abbott's Pharmaceutical Products segment and the patents, licenses, and trademarks related to sevoflurane (which is sold under the trademarks Sevorane® and Ultane®) are significant for Abbott's International segment. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2009, 2011, 2018, and 2020. The principal non-composition of matter patents covering sevoflurane in the International segment's major markets will expire in 2018. Litigation involving Abbott's patents covering clarithromycin, divalproex sodium, sevoflurane and fenofibrate is discussed in Legal Proceedings on pages 15 through 18.

        Although the expiration of a composition of matter patent may lead to increased competition, in most cases Abbott owns or has a license to other patents that expire after the composition of matter patent related to particular formulations, uses, or processes for manufacturing the pharmaceutical. These non-composition of matter patents and Abbott's other intellectual property, along with such other factors as a competitor's need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Abbott to continue to maintain exclusivity or have other commercial advantages after the expiration of the composition of matter patent.

Seasonal Aspects, Customers, Backlog, and Renegotiation

        There are no significant seasonal aspects to Abbott's business. The incidence of certain infectious diseases which occur at various times in different areas of the world does, however, affect the demand for Abbott's anti-infective products. Orders for Abbott's products are generally filled on a current basis, and order backlog is not material to Abbott's business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. No material portion of Abbott's business is subject to renegotiation of profits or termination of contracts at the election of the government.

Research and Development

        Abbott spent $1,821,175,000 in 2005, $1,696,753,000 in 2004, and $1,623,752,000 in 2003 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2005 were approximately $9 million and $62 million, respectively. Capital and operating expenditures for pollution control in 2006 are estimated to be $6 million and $65 million, respectively.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at several locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. Abbott is also engaged in remediation at several other sites, some of which are owned by Abbott, in cooperation with the Environmental Protection Agency (EPA) or similar agencies. While it is not feasible to predict with certainty the final costs related to those investigations and remediation activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott's financial position, cash flows, or operations.

Employees

        Abbott employed approximately 59,735 persons as of December 31, 2005.

Regulation

        The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions. In addition, governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees, such as application, product, and establishment fees.

        Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the FDA's Quality System Regulation and restricts the sale in the United States of certain products in the Diagnostics Product segment. In 2003, the FDA concluded that those operations were in substantial conformity with that regulation. Abbott is introducing new diagnostics products manufactured at its Lake County, Illinois facilities and continuing the process of reintroducing products removed from the market as a result of the consent decree.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In 2006, a prescription drug benefit was implemented under the Medicare program, providing eligible individuals with greater access to prescription drugs. Although it is not yet possible to assess the overall impact on Abbott, potential increases in sales volume may be offset by federal government efforts to manage the costs of the Medicare program. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Under federal law, manufacturers must pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans. In addition, a majority of states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities.

        In the United States, governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). States participating in WIC have sought and obtained rebates from manufacturers of infant formula whose products are used in the program and have conducted competitive bidding for infant formula contracts. States participating in WIC are required to engage in competitive bidding or use other cost containment measures that result in similar savings.

        Abbott expects debate to continue during 2006 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health care products and services.

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

        Abbott's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott's audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on Abbott's investor relations website (www.abbottinvestor.com) or by sending a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 362, AP6D2, Abbott Park, Illinois 60064-6048, attn. Investor Relations.

ITEM 1A.    RISK FACTORS

Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.

        Abbott may pursue acquisitions of complementary businesses, technology licensing arrangements, and strategic alliances to expand its product offerings and geographic presence as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits of any acquisition, license arrangement, or strategic alliance. Other companies may compete with Abbott for these strategic opportunities. Further, even if Abbott is successful in making the acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects, individually or in combination, could cause a deterioration of Abbott's credit rating and result in increased borrowing costs and interest expense. Abbott could experience difficulties in integrating geographically separated organizations, systems and facilities, and personnel with diverse backgrounds. Integration of an acquired business also may require management resources that otherwise would be available for ongoing development of Abbott's existing business.

        Abbott may also dispose of or spin-off some of its businesses. Abbott may not complete these transactions in a timely manner, or at all, and may not realize their expected benefits.

The expiration of patent protection and licenses may affect Abbott's future revenues and operating income.

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's business will suffer. To the extent that countries do not enforce Abbott's intellectual property rights or require compulsory licensing of its intellectual property, Abbott's future revenues and operating income will be reduced.

        Abbott's principal patents and trademarks are described in greater detail in the sections captioned, "Patents, Trademarks, and Licenses" and "Financial Review," and litigation regarding these patents is described in the section captioned "Legal Proceedings."

Competitors' intellectual property may prevent Abbott from selling its products or have a material adverse effect on Abbott's future profitability and financial condition.

        Competitors may claim that an Abbott product infringes upon their intellectual property. A successful claim of patent or other intellectual property infringement against Abbott could adversely affect Abbott's profitability or financial condition, in some cases materially. Abbott cannot assure that it does not, in fact, infringe upon other's intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require Abbott to enter into royalty or license agreements. If this should be necessary, Abbott cannot guarantee that it would be able to obtain royalty or license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Abbott to significant damages or an injunction preventing the manufacture, sale or use of affected Abbott products. Any of these events could have a material adverse effect on Abbott's profitability and financial condition.

Abbott is subject to cost-containment efforts.

        In the United States and other countries, access to and the cost of human health care products continues to be subject to downward pressure on prices. Cost-containment efforts by the government and private organizations are described in greater detail in the section captioned "Regulation."

        In markets outside the United States, Abbott's businesses have experienced downward pressure on product pricing. Many countries, directly or indirectly, through limitations on reimbursement or availability, control the selling price of most health care products. To the extent these cost containment efforts are not offset by greater patient access to healthcare or other factors, Abbott's future revenues and operating income will be reduced.

Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

        Abbott's products are subject to rigorous regulation by the Federal Food and Drug Administration, and numerous other national, supranational, federal and state authorities. The process of obtaining regulatory approvals to market a drug or medical device, particularly from the FDA and certain governmental authorities outside the United States, can be costly and time-consuming, and approvals might not be granted for future products on a timely basis, if at all. Regulation is not static. The suspension, revocation, or adverse amendment of the authority necessary for manufacture, marketing, or sale, and the imposition of additional or different regulatory requirements, such as those affecting labeling can also occur. Delays in the receipt of, or failure to obtain approvals for, future products could result in delayed realization of product revenues and in substantial additional costs.

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. For example, developers and manufacturers of health care products, including pharmaceutical products, medical devices, and nutritional products must comply with detailed regulations governing current good manufacturing, laboratory and clinical practices, including requirements relating to quality control and quality assurance. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. In the past, Abbott's business has received notices alleging violations of these regulations, and Abbott has modified practices in response to these notices.

        Abbott's manufacturing facilities and those of Abbott's suppliers could be subject to significant adverse regulatory actions in the future. These possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls or seizures of Abbott's products; a total or partial shutdown of production in one or more of Abbott's facilities while Abbott remedies the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events, in combination or alone, could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

        Abbott's industry is also subject to various federal and state laws pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act and individual state laws relating to pricing. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott's business and result in a material adverse effect on Abbott's revenues, profitability and financial condition.

If Abbott does not introduce new products in a timely manner, Abbott's products may become obsolete over time, customers may not buy Abbott's products, and Abbott's revenue and profitability may decline.

        Demand for Abbott's products may change in ways Abbott does not anticipate. This could occur, for example, due to changing customer needs, the introduction by others of new products and technologies, or changing industry standards. Without the timely introduction of new products and enhancements, Abbott's products may become obsolete over time, causing Abbott's revenue and operating results to suffer. Even if Abbott succeeds in creating new product candidates, these candidates may not become commercially successful products.

        The success of Abbott's new products will depend on a variety of factors, including Abbott's ability to:

  •
  properly anticipate and satisfy customer needs;

  •
  innovate, develop, and manufacture new products in an economical and timely manner;

  •
  differentiate Abbott's offerings from competitors' offerings;

  •
  achieve positive clinical outcomes for new products;

  •
  meet safety requirements and other regulatory requirements of government agencies;

  •
  avoid infringing the proprietary rights of third parties; and

  •
  establish and maintain its intellectual property rights.

        Even if Abbott successfully develops new products or enhancements or new generations of Abbott's existing products, these new products or enhancements or new generations of Abbott's existing products may be quickly rendered obsolete by changing customer preferences or the introduction by Abbott's competitors of products embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance, and uncertainty over third-party reimbursement.

The manufacture of many of Abbott's products is a highly exacting and complex process, and if Abbott or one of its suppliers encounters problems manufacturing products, Abbott's business could suffer.

        The manufacture of many of Abbott's products is a highly exacting and complex process, due in part to strict regulatory requirements, which govern their manufacture. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott's revenues and profitability.

The international nature of Abbott's business subjects it to additional business risks that may cause its revenue and profitability to decline.

        Abbott's business is subject to risks associated with doing business internationally. Sales outside of the United States make up more than 40% of Abbott's net sales. The risks associated with Abbott's operations outside the United States include:

  •
  changes in foreign medical reimbursement policies and programs;

  •
  multiple foreign regulatory requirements that are subject to change and that could restrict Abbott's ability to manufacture and sell its products;

  •
  differing local product preferences and product requirements;

  •
  fluctuations in foreign currency exchange rates and in interest rates;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in establishing, staffing, and managing foreign operations;

  •
  differing labor regulations;

  •
  potentially negative consequences from changes in or interpretations of tax laws;

  •
  political and economic instability;

  •
  inflation, recession, interest rate fluctuations, and actual or anticipated military or political conflicts; and

  •
  diminished protection of intellectual property in some countries.

        These risks may, individually or in the aggregate, have a material adverse effect on Abbott's revenues and profitability.

Significant safety issues could arise for Abbott's products, which could have a material adverse effect on Abbott's revenues and financial condition.

        All health care products, including pharmaceutical products, medical products, and nutritionals, receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies or studies for different indications. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If serious safety issues with an Abbott product arise, sales of the product could be halted by Abbott or by regulatory authorities.

        In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on Abbott's business and reputation and on Abbott's ability to attract and retain customers. Product liability claims could have a material adverse effect on Abbott's profitability and financial condition.

Abbott faces significant competition and may not be able to compete effectively.

        Abbott competes with many companies ranging from other multinational companies to small start-up companies. Competition takes many forms, including responding to pricing pressures from managed care groups and government agencies, the development of new products by competitors having lower prices or superior performance or that are otherwise competitive with Abbott's current products, generic competition when Abbott's products lose their patent or regulatory protection, technological advances, patents and registrations obtained by competitors, and business combinations among Abbott's competitors or major customers. Abbott's present or future products could be rendered obsolete or uneconomical as the result of this competition. Abbott's failure to compete effectively could cause it to lose market share to its competitors and/or have a material adverse effect on its revenues and profitability.

External economic forces, over which Abbott has no control, can have a material adverse effect on Abbott's future profitability and financial condition.

        Many external economic forces can affect Abbott's profitability and its financial condition. For example, to calculate its cost for pension and post-employment benefits, Abbott must use the long-term assumptions it has developed with the assistance of its actuaries. These include assumptions regarding the health care cost trend rate, discount (interest) rate, and the expected return on plan assets. Similarly, to determine its stock-based compensation costs, Abbott must develop assumptions regarding the volatility of Abbott's common shares, option life, the associated tax benefit, and discount (interest) rate. These assumptions are based on an analysis of external economic factors over which Abbott has no control. To the extent these factors change over time or actual results differ from these assumptions, Abbott may incur increased costs, some of which may be material.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not Applicable.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2005, are listed below.

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products and Diagnostic Products
Abingdon, England*	Diagnostic Products
Alameda, California*	Diagnostic Products
Altavista, Virginia	Ross Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Brockville, Canada	International
Campoverde, Italy	International
Casa Grande, Arizona	Ross Products
Columbus, Ohio	Ross Products
Cootehill, Ireland	International
Delkenheim, Germany	Diagnostic Products
Des Plaines, Illinois	Molecular — a non-reportable segment
Fairfield, California*	Ross Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Kanata, Canada*	Diagnostic Products
Katsuyama, Japan	International
Ludwigshafen, Germany	International
North Chicago, Illinois	Pharmaceutical Products
Queenborough, England	International
Redwood City, California*	Vascular — a non-reportable segment
Rio de Janeiro, Brazil	International
Santa Clara, California	Diagnostic Products
Sligo, Ireland	International
Sturgis, Michigan	Ross Products
Worcester, Massachusetts*	Pharmaceutical Products
Zwolle, the Netherlands	International

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in seven other locations in the United States, including Puerto Rico. Outside the United States, manufacturing facilities are located in fourteen other countries. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott also owns nine distribution centers. Abbott also has fifteen United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Austin, Texas; Columbus, Ohio (two locations); Des Plaines, Illinois; East Windsor, New Jersey; Fairfield, California; Golden, Colorado; Irving, Texas; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Argentina, Australia, Belgium, Canada, France, Germany, Ireland, Japan, the Netherlands, South Africa, Spain, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2006) those described below.

        Five cases are pending in which Abbott seeks to enforce its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®). Abbott filed two of those cases in November 2005 in the U.S. District Court for the Northern District of Illinois and in the U.S. District Court for the Northern District of West Virginia seeking injunctive relief against Mylan Pharmaceuticals' proposed generic version of extended release Depakote. Abbott filed two other cases relating to proposed generic versions of delayed release Depakote seeking injunctive relief: Nu-Pharm Inc. (filed in June 2005 in the U.S. District Court for the Northern District of Illinois) and Alra Laboratories, Inc. (filed in August 1992 in the U.S. District Court for the Northern District of Illinois). The fifth case was brought by Abbott in May 2003 against Andrx Corporation, Andrx Pharmaceuticals, Inc., Andrx Labs Inc., and Andrx Pharmaceuticals, LLC ("Andrx") in the U.S. District Court for the Southern District of Florida after Andrx submitted a Section 505(b)(2) NDA for a non-AB rated product described as sodium valproate tablets. In this case, the parties have agreed in principle to settle on terms not material to Abbott. Abbott will not report on this case in the future.

        One case is pending in which Abbott seeks to protect the patents for fenofibrate (a drug Abbott sells under the trademark TriCor®): Reliant Pharmaceuticals, filed in June 2004 in the United States District Court for the District of Delaware. Reliant seeks a declaratory judgment that its generic fenofibrate product does not infringe the patents or that the patents are invalid. One case is pending in the United States District Court for the Eastern District of Texas, Chiron Corporation and Rockefeller University v. Abbott and Centocor, related to the patents covering monoclonal antibodies, which plaintiffs claim covers adalimumab (a drug sold by Abbott under the trademark Humira®). Plaintiffs seek compensatory damages and unspecified equitable relief.

        Six cases are pending related to Abbott's patents for sevoflurane (an anesthesia product Abbott sells under the trademarks Ultane® and Sevorane®). Two cases brought by Abbott and Central Glass Company, Ltd. (Central Glass) against Baxter Healthcare Corporation (Baxter) are pending in the United States District Court for the Northern District of Illinois and allege that Baxter's proposed generic sevoflurane product infringes their formulation patents. In one of those cases, the court ruled that Abbott's patent is valid but Baxter's product does not infringe Abbott's patent. Abbott has appealed that decision. One case, filed by Baxter and Baxter Healthcare Ltd. in June 2005 against Abbott and Central Glass, is pending in the United Kingdom, High Court of Justice; one case, filed by Abbott and Central Glass in May 2005 against Baxter Company, Ltd., is pending in the Tokyo District Court in Japan. Two cases regarding a generic sevoflurane product sold by Cristalia Productos Quimicos Farmaceuticos, Ltda. are pending in the Sao Paulo State Court in Brazil.

        Abbott is involved in litigation pending in the United States District Court for the Northern District of Illinois related to Abbott's patents for clarithromycin (a drug Abbott sells under the trademarks Biaxin®, Biaxin®XL, Klacid®, and Klaricid®) and the proposed extended release products of the following companies: Teva Pharmaceuticals USA, Inc. (filed in March 2005), Ranbaxy Laboratories Ltd. and Ranbaxy Pharmaceuticals, Inc. (filed in December 2004), Andrx Pharmaceuticals, Inc. (filed in March 2005), and Sandoz (filed in September 2005). In June 2005, Abbott obtained a preliminary injunction against Teva, and in November 2005, against Ranbaxy and Andrx, preventing each from launching their extended release clarithromycin products. Teva, Ranbaxy, and Andrx have appealed these decisions. Andrx filed a lawsuit involving the same patents as the Illinois litigation in the Southern District of Florida in March 2005, but that lawsuit has been stayed. Litigation was previously pending against Genpharm, Inc. and Roxane related to their immediate release formulations of clarithromycin. Abbott has resolved this litigation on terms not material to Abbott. The remaining litigation related to the immediate release formulation is not material to Abbott. Litigation relating to Abbott's clarithroymcin patents is also pending in Canada.

        Twenty lawsuits, including fifteen purported class actions, are pending against Abbott, Fournier Industrie et Sante, and Laboratories Fournier, S.A. (Fournier), alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations. One purported class action, Paul T. Regan (filed in July 2005), is pending in the United States District Court for the Central District of California. The other fourteen purported class actions and five individual actions are pending in the United States District Court for the District of Delaware: Alberto Litter (filed in August 2005), Allied Services Division Welfare Fund and Hector Valdes (filed in June 2005), Cindy Cronin (filed in July 2005), Diana Kim (filed in June 2005), Local 28 Sheet Metal Workers (filed in July 2005), Louisiana Wholesale Drug Company, Inc. (filed in June 2005), Meijer, Inc. (filed in June 2005), Painters District Council No. 30 Health and Welfare Fund (filed in June 2005), Pennsylvania Employees Benefit Trust Fund (filed in June 2005), Philadelphia Federation of Teachers Health and Welfare Fund (filed in July 2005), Elaine M. Pullman (filed in June 2005), Rochester Drug Co-Operative, Inc. (filed in June 2005), Charles M. Shain (filed in July 2005), and Vista Healthplan, Inc. (filed in June 2005), CVS Pharmacy, Inc. (filed in August 2005), Impax Laboratories (filed in June 2005), Pacificare Health Systems, Inc. (filed in August 2005), Teva Pharmaceuticals USA, Inc. (filed in June 2005), and Walgreen Co. (filed in June 2005). The plaintiffs seek actual damages, treble damages and other relief.

        A number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases brought by private plaintiffs, State Attorneys General and certain New York Counties generally seek monetary damages and/or injunctive relief and attorneys fees. The federal court cases have been consolidated in the United States District Court for the District of Massachusetts under the Multidistrict Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. The following previously reported cases have now been transferred to MDL 1456: City of New York and County of Nassau. Two cases filed in state court have been removed to federal court and transferred to MDL 1456: Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky and State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois. Thirty-six New York counties filed cases in federal court in 2005 and they have been or will be transferred to MDL 1456. Eleven cases are also pending in state courts: State of West Virginia ex rel. Darrell V. McGraw, Jr., Attorney General, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia; State of Nevada, filed in January 2002 in the Second Judicial District Court in Washoe County, Nevada; Swanston, filed in March 2002 in the Superior Court for Maricopa County, Arizona; Commonwealth of Pennsylvania, filed in March 2004 in the Commonwealth Court of Pennsylvania; State of Ohio, filed in March 2004 in the Court of Common Pleas, Hamilton County, Ohio; State of Texas ex rel. Greg Abbott, Attorney General, filed in May 2004 in the District Court of Travis County, Texas; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama; State of Mississippi, filed in October 2005 in Hinds County, Mississippi; State of Arizona, filed in December 2005 in Maricopa County, Arizona; and County of Erie, filed in March 2005 in the Supreme Court of New York, County of Erie, New York. Abbott has filed or intends to file a response in each case denying all substantive allegations.

        In addition, various state and federal agencies, including the United States Department of Justice and the Florida and Idaho Attorneys General, are investigating Abbott's marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. The Department of Justice is contemplating a civil proceeding against both an unspecified number of other pharmaceutical companies and Abbott in connection with its investigation.

        Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of December 31, 2005, there are a total of 178 lawsuits pending in which Abbott is a party. Seventeen cases are pending in federal court and 161 cases are pending in state court. 168 cases are brought by individual plaintiffs, and 10 cases are brought as purported class action lawsuits. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

        Abbott is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, Reductyl™, and Reductal™) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. The 113 cases captioned In Re Meridia MDL No. 1481 were pending in the United States District Court for the Southern District of Ohio. In July 2004, the United States District Court for the Northern District of Ohio granted Abbott's motion for summary judgment and dismissed Abbott from those cases. That decision is still on appeal before the Sixth Circuit Federal Court of Appeals. The previously reported case, Leathers, has been transferred to the United States District Court for the Southern District of Ohio. Outside of the United States, one case is pending in Canada (Mandel, filed in June 2002 in the Ontario Superior Court of Justice, Toronto, Canada) and one case is pending in Italy (Guerrino, filed in September 2005 in the Civil Court of Rimini, Italy).

        In the mid-1990s, a number of prescription pharmaceutical pricing antitrust suits were brought on behalf of retail pharmacies in federal and state courts as purported class actions. The retail pharmacies allege that pharmaceutical manufacturers, including Abbott, conspired to fix prices for prescription pharmaceuticals and/or to discriminate in pricing to retail pharmacies in violation of state and federal antitrust laws. The cases seek treble damages, civil penalties, and injunctive and other relief. In 1998, Abbott settled all of the claims, with the exception of the claims brought on behalf of a group of retail pharmacies that "opted-out" of the class action settlement. In 2005, Abbott settled with these opt-out plaintiffs for $2.3 million to resolve their Sherman Act claims. These plaintiffs' Robinson-Patman claims are pending in the United States District Court for the Eastern District of New York. The claims of the remaining plaintiffs are not material to Abbott. Abbott will not report on these cases in the future.

        Abbott is a defendant in several lawsuits originally filed in the United States District Court for the District of Minnesota and consolidated under the caption In re Canadian Import Antitrust Litigation alleging generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada. In August 2005, the court dismissed with prejudice plaintiffs' federal law claims and dismissed without prejudice plaintiffs' state law claims. Plaintiffs have filed a notice of appeal.

        A case against Takeda Pharmaceutical Company Limited and Takeda America Holdings, Inc. ("Takeda") is pending in the United States District Court for the Northern District of Illinois alleging Takeda breached its fiduciary duty to Abbott in that Takeda is diverting to itself profits that rightly belong jointly to Abbott and Takeda as equal joint venture partners in TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by Takeda). Abbott seeks injunctive relief and compensatory and punitive damages.

        Abbott is a defendant in a class action lawsuit pending in the United States District Court for the Northern District of Illinois under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The plaintiffs are former Abbott employees who allege that their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act. Plaintiffs generally seek reinstatement as Abbott employees, or reinstatement as participants in Abbott's employee benefit plans, or an award for the employee benefits they have allegedly lost. Abbott filed a response denying all substantive allegations. On December 30, 2005, the court granted plaintiffs' motion for class certification.

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

        Current corporate officers, their ages as of February 17, 2006, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment from January 2001 to February 17, 2006 and the current principal occupation of all other officers are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White*, 50

        2001 to present — Chairman of the Board and Chief Executive Officer, and Director.

        Elected Corporate Officer — 1993.

Richard A. Gonzalez*, 52

        2001 to present — President and Chief Operating Officer, Medical Products Group, and Director.

        2001 — Executive Vice President, Medical Products.

        Elected Corporate Officer — 1995.

Jeffrey M. Leiden*, 50

        2001 to present — President and Chief Operating Officer, Pharmaceutical Products Group, and Director.

        2001 — Executive Vice President, Pharmaceuticals and Chief Scientific Officer, and Director.

        Elected Corporate Officer — 2000.

Richard W. Ashley*, 62

        2004 to present — Executive Vice President, Corporate Development.

        2001 to 2003 — Senior Director, McKinsey and Company (a management consulting firm).

        Elected Corporate Officer — 2004.

Thomas C. Freyman*, 51

        2004 to present — Executive Vice President, Finance and Chief Financial Officer.

        2001 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

        2001 — Vice President, Hospital Products Controller.

        Elected Corporate Officer — 1991.

Joseph M. Nemmers Jr.*, 51

        2006 to present — Executive Vice President, Diagnostic and Animal Health Divisions.

        2003 to 2006 — Senior Vice President, Diagnostic Operations.

        2002 to 2003 — Vice President, Global Commercial Operations, Diagnostic Products.

        2001 to 2002 — Vice President, Hospital Products Business Sector.

        2001 — Divisional Vice President, Acquisition Integration Management, International Division.

        2001 — Divisional Vice President and Executive Director, Clara Abbott Foundation.

        Elected Corporate Officer — 2001.

Jeffrey R. Binder*, 42

        2006 to present — Senior Vice President, Diagnostic Operations.

        2005 to 2006 — Vice President and President, Abbott Spine.

        2004 to 2005 — Vice President and President, Spinal Concepts.

        2003 to 2004 — President, Spinal Concepts.

        2001 to 2003 — President and CEO, Spinal Concepts, Inc. (innovator in spinal fixation technology).

        Elected Corporate Officer — 2004.

William G. Dempsey*, 54

        2003 to present — Senior Vice President, Pharmaceutical Operations.

        2001 to 2003 — Senior Vice President, International Operations.

        Elected Corporate Officer — 1996.

Edward J. Fiorentino*, 47

        2006 to present — Senior Vice President, Diabetes Care Operations.

        2004 to 2006 — Vice President and President, Abbott Diabetes Care.

        2003 to 2004 — Vice President and President, MediSense Products.

        2001 to 2003 — Vice President, MediSense Products.

        2001 — Vice President, Pharmaceutical Products, Marketing and Sales.

        Elected Corporate Officer — 1998.

Stephen R. Fussell*, 48

        2005 to present — Senior Vice President, Human Resources.

        2001 to 2005 — Vice President, Compensation and Development.

        Elected Corporate Officer — 1999.

John C. Landgraf*, 53

        2004 to present — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

        2003 to 2004 — Vice President, Quality Assurance and Compliance, Medical Products Group.

        2002 to 2003 — Vice President, Operations, Diagnostic Products.

        2001 to 2002 — Vice President, Corporate Engineering.

        Elected Corporate Officer — 2000.

Holger Liepmann*, 54

        2004 to present — Senior Vice President, International Operations.

        2001 to 2004 — Vice President, Japan Operations, Abbott International Division.

        2001 — Divisional Vice President and Regional Director, Europe.

        Elected Corporate Officer — 2001.

Gary E. McCullough*, 47

        2003 to present — Senior Vice President, Ross Products.

        2001 to 2003 — Senior Vice President — Americas, Wm. Wrigley Jr. Company (a manufacturer and marketer of quality confectionery products, primarily chewing gum).

        Elected Corporate Officer — 2003.

Laura J. Schumacher*, 42

        2005 to present — Senior Vice President, Secretary and General Counsel.

        2003 to 2005 — Vice President, Secretary and Deputy General Counsel.

        2001 to 2003 — Divisional Vice President, Litigation.

        Elected Corporate Officer — 2003.

James L. Tyree*, 52

        2005 to present — Senior Vice President, Nutrition International Operations.

        2001 to 2005 — Vice President, Global Licensing/New Business Development.

        2001 — Divisional Vice President, Licensing/New Business Development.

        Elected Corporate Officer — 2001.

Greg E. Arnsdorff, 51

        Vice President and President, Point of Care.

        Elected Corporate Officer — 2005.

Alejandro A. Aruffo, 46

        Vice President, Global Pharmaceutical Development, Abbott Bioresearch Center.

        Elected Corporate Officer — 2004.

Catherine V. Babington, 53

        Vice President, Public Affairs.

        Elected Corporate Officer — 1995.

Michael G. Beatrice, 58

        Vice President, Corporate Regulatory and Quality Science.

        Elected Corporate Officer — 1999.

Olivier Bohuon, 47

        Vice President, European Operations.

        Elected Corporate Officer — 2003.

Charles M. Brock, 64

        Vice President, Chief Ethics and Compliance Officer.

        Elected Corporate Officer — 2003.

William E. Brown, III, 51

        Vice President, Diagnostic Assays and Systems Development.

        Elected Corporate Officer — 2002.

Douglas C. Bryant, 48

        Vice President, Molecular Global Commercial Operations.

        Elected Corporate Officer — 1998.

Thomas F. Chen, 56

        Vice President, Nutrition International, Asia and Latin America.

        Elected Corporate Officer — 1998.

Michael J. Collins, 49

        Vice President, Medical Products Group Health Systems.

        Elected Corporate Officer — 2001.

Jaime Contreras, 49

        Vice President, Diagnostic Commercial Operations, Europe, Africa and Middle East.

        Elected Corporate Officer — 2003.

Thomas J. Dee, 42

        Vice President, Internal Audit.

        Elected Corporate Officer — 2002.

Robert E. Funck, 44

        Vice President and Treasurer.

        Elected Corporate Officer — 2005.

Robert B. Hance, 46

        Vice President and President, Vascular Devices.

        Elected Corporate Officer — 1999.

Lawrence E. Kraus, 58

        Vice President, Manufacturing Global Pharmaceutical Operations.

        Elected Corporate Officer — 2005.

Zahir Lavji, 52

        Vice President, Japan Operations.

        Elected Corporate Officer — 2004.

Elaine R. Leavenworth, 47

        Vice President, Government Affairs.

        Elected Corporate Officer — 1999.

John M. Leonard, 48

        Vice President, Global Medical and Scientific Affairs.

        Elected Corporate Officer — 1999.

Greg W. Linder*, 49

        2001 to present — Vice President and Controller.

        2001 — Vice President and Treasurer.

        Elected Corporate Officer — 1999.

Richard J. Marasco, 49

        Vice President, Nutrition International, Europe and Canada.

        Elected Corporate Officer — 2001.

Heather L. Mason, 45

        Vice President, International Marketing.

        Elected Corporate Officer — 2001.

Mark Masterson, 47

        Vice President, Pacific, Asia and Africa Operations.

        Elected Corporate Officer — 2005.

P. Loreen Mershimer, 51

        Vice President, Pharmaceutical Products, Integrated Healthcare Marketing and Policy.

        Elected Corporate Officer — 2001.

Edward L. Michael, 49

        Vice President and President, Molecular Diagnostics.

        Elected Corporate Officer — 1997.

Sean E. Murphy, 53

        Vice President, Global Licensing/New Business Development.

        Elected Corporate Officer — 2002.

Daniel W. Norbeck, 47

        Vice President, Global Pharmaceutical Discovery.

        Elected Corporate Officer — 1999.

D. Stafford O'Kelly, 44

        Vice President, Latin America and Canada.

        Elected Corporate Officer — 2004.

Donald V. Patton, Jr., 53

        Vice President, Diagnostic Global Commercial Operations.

        Elected Corporate Officer — 2004.

AJ J. Shoultz, 50

        Vice President, Taxes.

        Elected Corporate Officer — 2003.

Preston T. Simons, 46

        Vice President, Information Technology.

        Elected Corporate Officer — 2005.

Eugene Sun, 46

        Vice President, Global Pharmaceutical Clinical Development.

        Elected Corporate Officer — 2005.

Mary T. Szela, 42

        Vice President, Pharmaceutical Products, Primary Care Operations.

        Elected Corporate Officer — 2001.

John B. Thomas, 42

        Vice President, Investor Relations.

        Elected Corporate Officer — 2006.

Susan M. Widner, 49

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

	Market Price Per Share
	2005		2004
	high	low	high	low
First Quarter	48.16	43.34	47.25	39.28
Second Quarter	49.98	45.98	44.67	39.43
Third Quarter	50.00	41.57	43.20	38.26
Fourth Quarter	44.36	37.50	47.63	40.25

        Market prices are as reported by the New York Stock Exchange composite transaction reporting system. On April 30, 2004, Abbott spun off all of the outstanding common shares of Hospira. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one common share of Hospira stock on April 30, 2004. In the table above, market prices include the value of the Hospira business through the date of the spin-off. Subsequent to the spin-off, the value of Abbott shares no longer includes the value of the Hospira business.

Shareholders

        There were 82,237 shareholders of record of Abbott common shares as of December 31, 2005.

Dividends

        Quarterly dividends of $.275 per share and $.26 per share were declared on common shares in 2005 and 2004, respectively. In addition, as noted above, a special dividend distribution of shares of Hospira, Inc. occurred in the second quarter of 2004. For every 10 Abbott common shares held at the close of business on April 22, 2004, Abbott shareholders received one share of Hospira common stock on April 30, 2004.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 — October 31, 2005	100,420	[1]	$42.61	0	32,558,000	[2]
November 1, 2005 — November 30, 2005	1,132,311	[1]	$38.742	1,040,000	31,518,000	[2]
December 1, 2005 — December 31, 2005	11,617,053	[1]	$40.062	11,482,444	20,035,556	[2]
Total	12,849,784	[1]	$39.966	12,522,444	20,035,556	[2]
  1.
  These shares represent:

  (i)
  the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock — 0 in October; 3,453 in November; and 16,083 in December;

  (ii)
  the shares deemed surrendered to Abbott to pay the exercise price and to satisfy tax withholding obligations in connection with the exercise of employee stock options — 90,420 in October; 78,858 in November; and 76,526 in December; and

  (iii)
  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 10,000 in October; 10,000 in November; and 42,000 in December.

  2.
  On October 14, 2004, Abbott announced that Abbott's board of directors approved the purchase of up to 50 million of its common shares.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2005	2004	2003	2002	2001
	(dollars in millions, except per share data)
Net sales (a)	$22,337.8	$19,680.0	$17,280.3	$15,279.5	$13,918.5
Earnings from continuing operations	3,372.1	3,175.8	2,504.7	2,547.0	1,277.7
Net earnings	3,372.1	3,235.9	2,753.2	2,793.7	1,550.4	(b)
Basic earnings per common share from continuing operations	2.17	2.03	1.60	1.63	0.82
Basic earnings per common share	2.17	2.07	1.76	1.79	1.00	(b)
Diluted earnings per common share from continuing operations	2.16	2.02	1.59	1.62	0.82
Diluted earnings per common share	2.16	2.06	1.75	1.78	0.99	(b)
Total assets	29,141.2	28,767.5	26,039.3	23,592.7	22,755.5
Long-term debt	4,571.5	4,787.9	3,452.3	4,274.0	4,335.5
Cash dividends declared per common share	1.10	1.04	0.98	0.94	0.84
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

        The worldwide launch of HUMIRA, the spin-off of Hospira, integration and restructuring activities and the loss of patent protection for some products have impacted Abbott's sales, costs and financial position over the last three years.

        Subsequent to Abbott's 2001 acquisition of the Knoll pharmaceutical business, which significantly increased the scale of Abbott's pharmaceutical business, Abbott focused on reorganizing and growing its global pharmaceutical business. Abbott has established a global research and development organization and a global manufacturing and distribution organization to serve its domestic and international commercial pharmaceutical operations. Pharmaceutical research and development is focused on five therapeutic areas — immunology, oncology, neuroscience, diabetes/metabolism, and viral diseases. U.S. commercial pharmaceutical operations are focused mainly on primary care and specialty pharmaceuticals. In 2003, Abbott began the worldwide launch of HUMIRA, which increased its worldwide sales to $1.4 billion in 2005 compared to $852 million in 2004. In 2005, Abbott and Boehringer Ingelheim (BI) amended their agreement whereby Abbott distributed and promoted BI products. Effective January 1, 2006, Abbott will no longer distribute BI products but will receive residual commissions. Abbott's gross margins for BI products from the prior agreement in effect through December 31, 2005 were substantially lower than its average gross margin. 2005 sales of BI products were $2.3 billion. Increased generic competition resulted in U.S. sales of Synthroid declining 22 percent in 2005 while holding a 36 percent market share.

        In 2004, Abbott separated its diagnostic segment into four separate divisions — immunoassay/hematology, diabetes care, molecular, and point of care — to better focus on commercial and scientific opportunities. In early 2004, Abbott acquired TheraSense for $1.2 billion, and began to integrate it with Abbott's diabetes care business. In late 2003, Abbott was informed by the FDA that it may distribute the immunoassay products in the U.S. that were impacted by regulatory restrictions imposed in 1999. Net sales and profits for this business declined over the restricted period, but stabilized in 2004 and 2005. In 2005, Abbott diagnostics launched more than 50 new products. In the Ross segment in 2003, Abbott settled its portion of an industry-wide investigation of the enteral nutritional business for $614 million.

        In 2004, Abbott completed the spin-off of Hospira, Abbott's former hospital products business. Annual sales of Hospira were approximately $2.4 billion. As part of the spin-off, Hospira assumed $700 million of debt. The historical operating and cash flow results of Hospira are presented as discontinued operations. Hospira is contractually obligated to purchase the international hospital assets and operations that were not included in the spin-off. The legal transfer of certain remaining operations and assets (net of liabilities) outside the United States is expected to occur in the first half of 2006.

        In early 2006, Abbott reached agreement to acquire Guidant's vascular intervention and endovascular solutions businesses, subject to Boston Scientific's acquisition of Guidant. Guidant's annual revenues from these businesses are approximately $1 billion. The purchase price would be $4.1 billion, plus contingent milestone payments of $500 million.

        TAP's contribution to Abbott's earnings declined in 2004 and 2003. A part of the decline was due to increased competition for Prevacid, TAP's largest selling product, and due to market contraction for prescription proton pump inhibitors. In 2004, TAP recorded additional litigation reserves of $125 million for an anticipated legal settlement.

        Abbott's short- and long-term debt totaled $6.6 billion at December 31, 2005, largely incurred to finance acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have allowed Abbott to reduce debt and fund acquisitions over the last three years. At December 31, 2005, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service.

        In 2006, Abbott will focus on several key initiatives. In the global pharmaceutical business, Abbott will launch newly approved indications for HUMIRA. Abbott will also focus on appropriate market support for Synthroid, which became subject to generic U.S. competition in mid-2004, and for sevoflurane, which became subject to generic competition in December 2005. In 2005, TAP received an approvable letter from the FDA for febuxostat. Contingent upon FDA approval, TAP plans to launch febuxostat in 2006. Pharmaceutical research and development efforts will continue to be focused in the five therapeutic areas noted above with a significant portion of the development expenditures allocated to new HUMIRA indications. Abbott expects to submit additional pharmaceutical regulatory filings in 2006. In the immunoassay business, attention will be focused on improving revenue growth by capitalizing on recent product launches, including the U.S. launch of the blood screening system, PRISM, launching additional products, and commercial execution of the existing broad product portfolio. In the hematology business, attention will be focused on the continued launch of CELL-DYN Sapphire and other analyzers. For diabetes care, Abbott will continue the launch of FreeStyle Connect and Abbott anticipates the approval of FreeStyle Navigator in 2006. Upon closure of the acquisition of Guidant's vascular business, planning for its integration would be a key activity in the vascular business. Focus in this business will also be on the 2005 launch of Xact Carotid Stent and Emboshield Embolic Protection System and the projected approval of ZoMaxx, Abbott's drug-eluting stent, in Europe. With a greater focus on consumer marketing, Ross will maximize the strength of its core brands and further develop its healthy-living market presence. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates — Approximately 40 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in two of Abbott's domestic segments — the Pharmaceutical Products segment and the Ross Products segment. Abbott provides rebates to pharmacy benefit management companies, to state agencies which administer the federal Medicaid program and the Special Supplemental Food Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2005, 2004 and 2003 amounted to approximately $2.5 billion, $2.4 billion and $1.8 billion, respectively, or 22.9 percent, 25.6 percent, and 22.7 percent, respectively, based on gross sales of approximately $10.9 billion, $9.3 billion and $8.0 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales and operating earnings by approximately $109 million in 2005. Other allowances charged against gross sales were approximately $284 million, $233 million and $191 million for cash discounts in 2005, 2004 and 2003, respectively, and $162 million, $163 million and $171 million for returns in 2005, 2004 and 2003, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending accrual balances each quarter. In the Ross nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management internally estimates the inventory in the retail channel that is not on the retail shelf. A third party continuously measures time on the retail shelf, which is a relatively significant portion of the time inventory is in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably estimable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market surveys. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2005, Ross had the exclusive WIC business in 11 states.

        In the domestic pharmaceutical business, the most significant charges against gross sales are for Medicaid Rebates, Pharmacy Benefit Manager Rebates and Wholesaler Chargebacks. In order to evaluate the adequacy of the ending accrual balances, management uses both internal and external estimates of the level of inventory in the distribution channel and the rebate claims processing lag time. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers and third party market data purchased by Abbott. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the price rebate percentage, systems and calculations are used to track sales by product by customer and to estimate the contractual or statutory price. Abbott's systems and calculations have developed over time as rebates have become more significant, and Abbott believes they are reliable.

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 80 percent of the consolidated rebate provisions charged against revenues in 2005. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in thousands)

		Pharmaceutical Products
	Ross Products WIC Rebates	Medicaid Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2003	$65,979	$196,200	$115,539	$24,586
Provisions	527,803	358,173	244,037	338,316
Payments	(480,420)	(325,303)	(214,381)	(325,809)

Balance at December 31, 2003	113,362	229,070	145,195	37,093
Provisions	671,817	596,330	279,681	419,486
Payments	(687,132)	(452,342)	(271,078)	(412,526)

Balance at December 31, 2004	98,047	373,058	153,798	44,053
Provisions	641,189	663,043	253,499	450,901
Payments	(644,460)	(581,098)	(273,166)	(446,867)

Balance at December 31, 2005	$94,776	$455,003	$134,131	$48,087

        Adjustments for prior years' rebate accruals have not been material. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For Medicaid and other government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

        Income Taxes  —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. As part of Abbott's calculation of the provision for taxes on earnings, Abbott records the amount that it expects to incur as a result of audits. Each quarter, Abbott reviews its exposures in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." In the U.S., Abbott's federal income tax returns through 2000 are settled, and the income tax returns for years after 2000 are open. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits  —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations and costs under these programs. With the assistance of outside actuaries, Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets. The discount rate used to measure liabilities as of December 31, 2005 was determined based on high-quality fixed income investments that match the duration of the expected retiree benefits. Prior to December 31, 2005, the discount rate was determined by reference to a composite corporate AA bond index. The health care cost trend rate represents Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Recent low interest rates have significantly increased unrecognized actuarial losses for these plans. At December 31,

2005, the unrecognized actuarial losses for Abbott's defined benefit plans and medical and dental plans were $1.5 billion and $698 million, respectively. Unrecognized actuarial losses and gains are amortized over the remaining service periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Footnote 4 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. In 2005, Abbott reversed previously recorded minimum pension liability adjustments of $562 million because the assets of certain defined benefit plans were now in excess of the accumulated benefit obligations due primarily to plan contributions in 2005. This resulted in a credit to Accumulated other comprehensive income (loss) of $346 million, net of taxes. In 2004 and 2003, Abbott recorded minimum pension liability adjustments of $120 million and $155 million, respectively, because the accumulated benefit obligations for certain defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $76 million and $99 million, net of taxes, in 2004 and 2003, respectively.

        Valuation of Intangible Assets  —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field, and valuations are usually based on a discounted cash flow analysis using market participant assumptions. Abbott uses a discounted cash flow model to value most of its acquired intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2005 goodwill and intangibles amounted to $5.2 billion and $4.7 billion, respectively, and amortization expense for intangible assets amounted to approximately $490 million in 2005. There were no impairments of goodwill in 2005, 2004 or 2003.

        Litigation  —  Abbott accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period, as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. For its legal proceedings and environmental exposures, Abbott estimates the range of possible loss to be from approximately $15 million to $60 million. Reserves of approximately $35 million have been recorded at December 31, 2005 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by SFAS No. 5.

        Stock Compensation  —  Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees and disclosed the impact of the fair value method in the footnotes to the consolidated financial statements. In 2006, Abbott will adopt SFAS No. 123 (revised 2004), "Share-Based Payment," which requires that fair value be recorded in the results of operations. Since there is no market for trading employee stock options, management must use a fair value method. There is no certainty that the results of a fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the average life of an option. Abbott began preparing for adoption of the new standard in 2004. Abbott has readily available grant-by-grant historical activity for several years in its option administration system. Using this data, Abbott compared valuation results using the binomial method to the Black-Scholes method Abbott had been using and found the results to be comparable. Abbott evaluated whether certain holders of stock options exercised their options differently than other holders and did not find any differentiating pattern among holders. Abbott studied its implied volatility and concluded that a combination of historical and implied volatility will be a better measure than historical volatility alone. Abbott also quantified the additional paid in capital amount available for use in determining tax effects of early exercise for measurement of tax expense. Abbott will use the modified prospective method of adoption. Under this method, prior years' financial results will not include the impact of recording stock options using fair value. Footnote 10 quantifies the effect of application of fair value to 2005 and prior awards. Based upon the valuation of stock options granted in the 2006 annual grant, which comprise the majority of the grant activity for the year, Abbott estimates the impact of the 2006 change in stock compensation expense on diluted earnings per share of approximately $0.15, which includes $0.14 per diluted share for the impact of expensing the fair value of stock options. The 2006 expense for stock compensation is dependent on the number of options granted in the future, the terms of those awards and their fair value, and therefore, the effect on diluted earnings per share could change.

Results of Operations

Sales

        The following table details the components of sales growth by segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2005 vs. 2004	13.5	0.1	12.1	1.3
2004 vs. 2003	13.9	1.6	9.1	3.2
2003 vs. 2002	13.1	1.3	7.8	4.0
Total U.S.
2005 vs. 2004	13.0	0.8	12.2	—
2004 vs. 2003	12.8	3.8	9.0	—
2003 vs. 2002	11.6	1.6	10.0	—
Total International
2005 vs. 2004	14.2	(0.7)	12.0	2.9
2004 vs. 2003	15.3	(1.0)	8.9	7.4
2003 vs. 2002	15.1	0.9	5.0	9.2
Pharmaceutical Products Segment
2005 vs. 2004	16.1	1.6	14.5	—
2004 vs. 2003	15.8	7.2	8.6	—
2003 vs. 2002	19.5	3.3	16.2	—
Diagnostic Products Segment
2005 vs. 2004	11.2	(0.7)	9.9	2.0
2004 vs. 2003	11.1	(1.2)	6.9	5.4
2003 vs. 2002	5.0	—	(1.8)	6.8
Ross Products Segment
2005 vs. 2004	8.5	(0.9)	9.4	—
2004 vs. 2003	8.9	(0.5)	9.4	—
2003 vs. 2002	2.3	(0.9)	3.2	—
International Segment
2005 vs. 2004	13.0	(0.3)	10.4	2.9
2004 vs. 2003	15.9	(1.0)	9.5	7.4
2003 vs. 2002	13.5	1.4	3.4	8.7

        A comparison of the product group sales by segment is as follows. Percentage changes are versus the prior year and are based on unrounded numbers.

	2005	Percent Change	2004	Percent Change	2003	Percent Change
	(dollars in millions)
Pharmaceutical Products —
Primary Care	$4,788	18	$4,041	22	$3,324	26
Specialty	2,908	18	2,460	28	1,915	23
Diagnostic Products —
Immunochemistry	2,187	2	2,141	2	2,094	3
Diabetes Care	1,067	35	791	46	542	10
Ross Products —
Pediatric Nutritionals	1,097	(4)	1,146	5	1,093	9
Adult Nutritionals	1,077	15	934	15	809	(3)
International —
Other Pharmaceuticals	3,656	15	3,184	21	2,629	15
Anti-Infectives	838	4	804	5	766	10
Hospital Pharmaceuticals	669	13	592	15	516	18
Pediatric Nutritionals	698	17	595	13	527	8
Adult Nutritionals	715	8	663	12	591	12

        Sales in the Pharmaceutical Products segment of Mobic, TriCor, Omnicef and Flomax favorably impacted Primary Care Products sales, and increased sales of HUMIRA favorably impacted Specialty Products sales. U.S. sales of Synthroid, which is now subject to generic competition, were $498 million, $637 million, and $565 million in 2005, 2004 and 2003, respectively. Increased sales of HUMIRA and Kaletra also favorably impacted Other Pharmaceuticals sales in the International Segment in 2005 and 2004. Worldwide sales of HUMIRA totaled $1.4 billion in 2005, $852 million in 2004 and $280 million in 2003. Diagnostic Products and International segment products sales were favorably impacted in 2005, 2004 and 2003 by the effect of the relatively weaker U.S. dollar. Diabetes Care product sales for the Diagnostic Products segment were favorably impacted by the acquisition of TheraSense in the second quarter of 2004. In addition, Adult Nutritionals product sales for the Ross Products segment were favorably impacted by the acquisitions of ZonePerfect in the third quarter of 2003 and EAS in the fourth quarter of 2004. The decrease in sales for pediatric nutritionals in 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in footnote 1 to the consolidated financial statements. Related net sales were $177 million in 2005, $144 million in 2004 and $241 million in 2003. Sales of new products in 2005 are estimated to be approximately $1.6 billion, led by HUMIRA in the Pharmaceutical Products and International segments and incremental sales of approximately $260 million from the 2004 acquisitions of TheraSense and EAS.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. Significant ongoing generic activities, and significant patent and license expirations in the next three years are as follows. The U.S. composition of matter patent for Depakote expires in 2008. The Pharmaceutical Products segment's sales of Depakote in 2005 were $1 billion. The Pharmaceutical Products segment has an agreement with Boehringer Ingelheim to co-promote and distribute three of its products. In 2005, Abbott and Boehringer Ingelheim amended the agreement. Effective January 1, 2006, Abbott no longer distributes or records sales for the Boehringer Ingelheim products, but will continue to co-promote one product, Micardis, through March 31, 2006, and will receive residual commissions on Boehringer Ingelheim's sales of the three products. The amount of pretax income under the amended agreement will be the same as expected under the previous agreement. Net sales of Boehringer Ingelheim products in 2005 were approximately $2.3 billion. In the second quarter 2004, the FDA granted approval for generic competition to Synthroid and generic competitors have entered the market. In 2004 and 2005, clarithromycin became subject to generic competition in several European markets. International segment sales of clarithromycin in 2005 were $760 million. In the U.S., the Pharmaceutical Products segment markets clarithromycin in two forms, the immediate release and the extended release forms, both of which are covered by additional non-composition of matter patents. In May 2005, the composition of matter patent on clarithromycin in the U.S. expired, and several immediate release generic products were launched by competitors. Manufacturers of the extended release forms of clarithromycin were enjoined from entering the U.S. market due to Abbott's non-composition of matter patents. U.S. sales of clarithromycin in 2005 and 2004 were $306 million and $458 million, respectively. There may be further generic competition for clarithromycin in the U.S. and other countries in 2006 depending on the results of legal proceedings related to the patents. Upon the December 2005 expiration of a court order related to licenses for sevoflurane, Baxter is now permitted to market a competitive form of sevoflurane. In addition, sevoflurane has been subject to generic competition from other competitors in isolated markets outside of the U.S. and further generic competition in international markets is possible. Worldwide sales of sevoflurane in 2005 were $874 million. The composition of matter patent for Omnicef expires in May 2007. Abbott holds an additional non-composition of matter patent that expires in 2011. The Pharmaceutical Products segment sales of Omnicef in 2005 were $495 million. In mid 2006, the Ross segment's co-promotion agreement for Synagis will terminate. U.S. co-promotion revenues were $231 million in 2005. Abbott will continue to market Synagis, and will market its follow-on product, Numax, in select international markets and will receive residual commissions on U.S. sales of Synagis.

Operating Earnings

        Gross profit margins were 52.4 percent of net sales in 2005, 54.9 percent in 2004 and 55.0 percent in 2003. The decrease in the gross profit margin in 2005 was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products that have lower margins than other products in the Pharmaceutical Products segment. Restructuring charges, discussed below, reduced the gross profit margin in 2005 by 0.8 percentage points. The gross profit margin in 2004 was impacted by the favorable mix effect of exchange on the gross profit margin and by unfavorable product mix, primarily increased sales of lower margin Boehringer Ingelheim products, as discussed above, in the Pharmaceutical Products segment. The gross profit margin for 2003 was impacted by a charge of $88 million for an impairment of assets and other expenses as a result of a lower sales forecast for Abbokinase; partially offset by favorable product mix, resulting mainly from increased sales in the Pharmaceutical Products segment. Gross profit margins in all years were also affected by productivity improvements, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth, and the effects of inflation and competitive pricing pressures.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Ross and Pharmaceutical Products segments. In addition, pricing pressures unfavorably impacted the gross profit margins for the Ross Products segment in 2005, 2004 and 2003.

        The gross profit margins for the Pharmaceutical Products segment were unfavorably impacted in 2005 and 2004 by unfavorable product mix and favorably impacted in 2003 by favorable product mix. The unfavorable product mix in 2005 and 2004 was due primarily to increased sales of lower margin Boehringer Ingelheim products and higher other manufacturing costs. The gross profit margin in 2003 for the Diagnostic Products segment was impacted by the effects of a FDA consent decree.

        Research and development expense, excluding acquired in-process research and development, was $1.8 billion in 2005, $1.7 billion in 2004 and $1.6 billion in 2003 and represented increases of 7.3 percent in 2005, 4.5 percent in 2004 and 10.1 percent in 2003. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 11.7 percent in 2005 compared to increases of 2.4 percent in 2004 and 29.1 percent in 2003. The restructuring charges discussed below and an increase in a bad debt reserve associated with an unfavorable court ruling increased the percent change from 2004 by 2.7 percentage points in 2005. In 2003, Abbott recorded in selling, general and administrative expenses, a pretax charge of $614 million related to the settlement of the Ross enteral nutritional investigation. This 2003 charge reduced the increase in selling, general and administrative expenses by 15.0 percentage points for 2004 and increased selling, general and administrative expenses by 16.5 percentage points over 2002. The increases in selling, general and administrative expenses, excluding the restructuring charges and the charge for the investigation, were due primarily to increased selling and marketing support for new and existing products, including commercial activities related to sales force expansion and product launches, including Abbott's carotid stent and new HUMIRA indications. These increases also reflect the effects of the acquisitions of TheraSense and EAS in 2004. Increases in all three years also reflect inflation and additional selling and marketing support primarily in the Pharmaceutical Products and International segments.

Restructurings
(dollars in millions)

        In 2005, Abbott management approved plans to realign its global manufacturing operations and selected domestic and international commercial operations. In 2005, Abbott recorded pretax charges against earnings of approximately $256 reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $174 is classified as cost of products sold, $10 as research and development and $72 as selling, general and administrative. An additional $14 was subsequently recorded in 2005 relating to these restructurings, primarily for accelerated depreciation. As a result of product re-registration timelines required under manufacturing regulations in a number of countries, manufacturing related realignments are expected to continue into 2007.

        The following summarizes the restructuring activity for the global pharmaceutical manufacturing operations restructuring:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$44.1	$52.7	$96.8
Payments and impairments	(0.3)	(52.7)	(53.0)

Accrued balance at December 31, 2005	$43.8	$—	$43.8

        The following summarizes the restructuring activity for all other restructurings, which are individually not material:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$147.6	$11.1	$158.7
Payments and impairments	(36.6)	(11.1)	(47.7)

Accrued balance at December 31, 2005	$111.0	$—	$111.0

        Abbott expects to incur up to an additional $150 in future periods for restructuring plans, primarily for accelerated depreciation and plant and equipment dispositions.

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

        Abbott's income from the TAP Pharmaceutical Products Inc. joint venture was lower in 2005 and 2004 compared to 2003 due to decreased sales due to market contraction for prescription proton pump inhibitors, and in 2004 by approximately $40 million as a result of an agreement with plaintiffs to settle litigation.

Net Interest Expense

        Net interest expense increased in 2005 and 2004 due to the impact of higher interest rates on debt levels, partially offset by higher interest income. Net interest expense decreased in 2003 due to a lower level of borrowings and lower interest rates.

Taxes on Earnings

        The effective income tax rates on income from continuing operations were 27.0 percent in 2005, 23.0 percent in 2004 and 26.1 percent in 2003. In 2005, Abbott remitted $4.3 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 and recorded additional tax expense of $245 million, which increased the effective tax rate by approximately 5.3 percentage points. This was partially offset by adjustments of prior years' tax accounts resulting primarily from resolution of prior years' accrual requirements, which decreased the effective tax rate by 2.3 percentage points. The effective tax rate for 2004 reflects adjustments of prior years' tax requirements primarily as a result of resolutions of prior years' tax audits and the effect of non-deductible acquired in-process research and development. The effect of these items for 2004 was to decrease the effective tax rate by approximately 1.2 percentage points. The effective tax rate for 2003 includes the effect of the charge for the settlement of the Ross enteral nutritional investigation and the charges for acquired in-process research and development. The effect of these charges for 2003 was to increase the effective tax rate by approximately 2.4 percentage points. Abbott expects to apply an annual effective rate of between 23.5 percent and 24.0 percent in 2006.

Spin-off of Abbott's Core Hospital Products Business

        On April 12, 2004, Abbott's Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., payable on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off.

        The legal transfer of certain remaining operations and assets (net of liabilities) outside the United States is expected to occur in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2005 and 2004. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

        Abbott has retained liabilities for taxes on income prior to the spin-off, defined benefit, post-employment medical and dental plan obligations and assets, as of the spin-off, for most of Hospira's

U.S. retired employees and U.S. retirement eligible employees and certain potential liabilities, if any, related to alleged improper pricing practices prior to the spin-off in connection with federal, state and private reimbursement for certain drugs.

Business Combinations and Technology Acquisitions

        In 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting and a less than 50 percent equity interest in a small medical products company. The aggregate cash purchase price was approximately $25 million. Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $69 million, intangible assets of approximately $22 million and a charge of approximately $17 million for acquired in-process research and development. In 2005, Abbott acquired additional rights related to HUMIRA for approximately $270 million, which will be amortized over 13 years.

        In 2004, Abbott paid approximately $2.3 billion for strategic business and technology acquisitions, as follows. Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash; i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash; EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash; and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. Abbott also acquired certain other product technologies for approximately $352 million. These acquisitions resulted in a charge of $271 million for acquired in-process research and development, intangible assets of approximately $1.3 billion, non-tax deductible goodwill of approximately $923 million and deferred income taxes of approximately $406 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 14 years).

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

        In early 2006, Abbott agreed to acquire Guidant's interventional vascular and endovascular solutions businesses for $4.1 billion in connection with Boston Scientific's acquisition of Guidant. Abbott would also pay $250 million each upon government approvals to market Guidant's drug-eluting stent in the U.S. and in Japan. In addition, Abbott agreed to provide Boston Scientific a $900 million 4 percent loan and to acquire $1.4 billion of Boston Scientific common stock directly from Boston Scientific contingent upon the closing of the Guidant acquisition. The acquisition is expected to be completed in the first half of 2006.

Financial Condition

Cash Flow

        Net cash from operating activities of continuing operations amounted to $5.0 billion, $4.3 billion and $3.4 billion in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, $641 million, $482 million and $200 million, respectively, was contributed to the main domestic defined benefit plan. In addition, Abbott transferred approximately $45 million to Hospira in 2004 in accordance with the employee benefit agreement governing the assumption by Hospira of certain defined benefit plan assets and liabilities. Abbott expects pension funding for its main domestic pension plan in 2006 to 2011 to be between $200 million and $400 million annually. The increased contribution in 2005 was due, in part, to the investment of cash remitted under the American Jobs Creation Act of 2004.

Debt and Capital

        At December 31, 2005, Abbott's long-term debt rating was AA by Standard and Poor's and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion, which support domestic commercial paper borrowing arrangements. Subsequent to the announced potential acquisition of Guidant's vascular intervention and endovascular solutions businesses, Standard and Poor's affirmed their current debt ratings for Abbott and maintained their current "stable" outlook. Moody's Investors Service indicated they would likely affirm their current debt ratings for Abbott and would likely change their current outlook from "stable" to "negative."

        In October 2004, the Board of Directors authorized the purchase of 50 million shares of Abbott's common stock from time to time and no shares were purchased under this authorization in 2004. In 2005, Abbott purchased approximately 30 million of its common shares under this authorization at a cost of approximately $1.3 billion. In 2004 and 2003, Abbott purchased approximately 11.7 million and 2.7 million, respectively, of its common shares at a cost of approximately $500 million and $98 million, respectively, under a prior authorization.

        In 2005, Abbott borrowed $1.9 billion of long-term debt that matures in May 2008 with variable interest rates above LIBOR. Proceeds from this debt were invested in short-term investments. Abbott issued $1.5 billion of long-term debt in 2004 that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent. Proceeds from this debt were used to fund the acquisition of TheraSense and to pay down domestic commercial paper borrowings.

        Abbott retained $700 million of proceeds from borrowings that Hospira assumed as a result of the spin-off and used these proceeds to reduce domestic commercial paper borrowings. In addition, Abbott retired long-term debt of $1.65 billion in 2004 with proceeds from domestic commercial paper borrowings.

Working Capital

        Working capital was $4.0 billion at December 31, 2005, $3.9 billion at December 31, 2004 and $2.7 billion at December 31, 2003.

Capital Expenditures

        Capital expenditures of $1.2 billion in 2005, $1.3 billion in 2004 and $1.1 billion in 2003 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2005.

	Payment Due By Period
	Total	2006	2007-2008	2009-2010	2011 and Thereafter
	(dollars in millions)
Long-term debt, including current maturities and future interest payments	$7,237	$2,080	$3,036	$730	$1,391
Operating lease obligations	348	86	119	57	86
Capitalized auto lease obligations	106	35	71	—	—
Purchase commitments (a)	1,454	1,311	99	32	12
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	1,275	—	208	217	850
Other	1,305	—	393	208	704

Total	$11,725	$3,512	$3,926	$1,244	$3,043

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Contingent Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires small companies in which Abbott agrees to pay contingent consideration based on attaining certain thresholds.

        As previously noted, in connection with the potential acquisition of certain Guidant businesses, Abbott has agreed to acquire up to $6.9 billion of assets, comprised of $4.1 billion for the businesses, up to $500 million in milestone payments, a $900 million loan to Boston Scientific, and $1.4 billion of Boston Scientific common stock.

        In connection with the spin-off of Hospira, Abbott has retained liabilities for taxes on income prior to the spin-off and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

Recently Issued Accounting Standards

        In 2006, Abbott must adopt Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of stock options granted to employees be recorded in the results of operations. Abbott will use the modified prospective method of adoption. Under this method, prior years' financial results will not include the impact of recording stock options using fair value. Footnote 10 quantifies the effect of application of fair value to 2005 and prior awards. Based upon the valuation of stock options granted in the 2006 annual grant, which comprise the majority of the grant activity for the year, Abbott estimates the impact of the 2006 change in stock compensation expense on diluted earnings per share of approximately $0.15, which includes $0.14 per diluted share for the impact of expensing the fair value of stock options. The 2006 expense for stock compensation is dependent on the number of options granted in the future, the terms of those awards and their fair value, and therefore, the effect on diluted earnings per share could change.

        In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement generally requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles. Under the prior rules, changes in accounting principles were generally recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement does not change the previous requirements for reporting the correction of an error in previously issued financial statements, change in accounting estimate or justification of a change in accounting principle on the basis of preferability. This statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. Adoption of the provisions of the statement is not expected to have a material effect on the results of operations or financial position of Abbott.

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

Legislative Issues

        Abbott's primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue in the U.S. at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if further legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors on Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Interest Rate Sensitive Financial Instruments

        At December 31, 2005 and 2004, Abbott had interest rate hedge contracts totaling $3.1 billion to manage its exposure to changes in the fair value of debt due July 2006 through March 2014. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. As of December 31, 2004, Abbott had $1.6 billion of domestic commercial paper outstanding with an average annual interest rate of 2.2% with an average remaining life of 38 days. The fair market value of long-term debt at December 31, 2005 and 2004 amounted to $6.4 billion and $5.0 billion, respectively (average interest rates of 4.2% and 4.3%, respectively) with maturities through 2023. As of December 31, 2005 and 2004, the fair market value of current and long-term investment securities amounted to $80 million and $854 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Market Price Sensitive Financial Instruments

        Abbott maintains a portfolio of available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $99 million and $96 million, respectively, as of December 31, 2005 and 2004. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2005 by approximately $20 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott maintains a portfolio of equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $17 million and $30 million, respectively, as of December 31, 2005 and 2004. No individual investment is in excess of $9 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2005 and 2004, Abbott held $3.9 billion and $3.3 billion, respectively, of such contracts, which all mature in the following calendar year.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next calendar year. At December 31, 2005 and 2004, Abbott held $222 million and $984 million, respectively, of such contracts, which all mature in the following calendar year.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2005 and 2004:

	2005			2004
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$1,519	1.184	$(1.4)	$1,688	1.284	$(39.1)
British Pound	1,148	1.738	7.2	1,112	1.845	(26.7)
Japanese Yen	513	113.4	(18.4)	533	107.3	9.2
Canadian Dollar	425	1.176	(2.1)	301	1.274	(20.0)
All other currencies	487	N/A	—	601	N/A	(3.3)

Total	$4,092		$(14.7)	$4,235		$(79.9)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2005	2004	2003
Net Sales	$22,337,808	$19,680,016	$17,280,333

Cost of products sold	10,641,111	8,884,157	7,774,239
Research and development	1,821,175	1,696,753	1,623,752
Acquired in-process research and development	17,131	279,006	100,240
Selling, general and administrative	5,496,123	4,921,780	4,808,090

Total Operating Cost and Expenses	17,975,540	15,781,696	14,306,321

Operating Earnings	4,362,268	3,898,320	2,974,012
Net interest expense	153,662	149,087	146,365
(Income) from TAP Pharmaceutical Products Inc. joint venture	(441,388)	(374,984)	(580,950)
Net foreign exchange (gain) loss	21,804	29,059	57,048
Other (income) expense, net	8,270	(30,442)	(35,602)

Earnings from Continuing Operations Before Taxes	4,619,920	4,125,600	3,387,151
Taxes on Earnings from Continuing Operations	1,247,855	949,764	882,426

Earnings from Continuing Operations	3,372,065	3,175,836	2,504,725
Earnings from Discontinued Operations, net of taxes	—	60,015	248,508

Net Earnings	$3,372,065	$3,235,851	$2,753,233

Basic Earnings Per Common Share —
Continuing Operations	$2.17	$2.03	$1.60
Discontinued Operations	—	0.04	0.16

Net Earnings	$2.17	$2.07	$1.76

Diluted Earnings Per Common Share —
Continuing Operations	$2.16	$2.02	$1.59
Discontinued Operations	—	0.04	0.16

Net Earnings	$2.16	$2.06	$1.75

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,552,457	1,560,557	1,562,815
Dilutive Common Stock Options	11,646	10,054	9,054

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,564,103	1,570,611	1,571,869

Outstanding Common Stock Options Having No Dilutive Effect	22,469	44,005	57,706

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2005	2004	2003
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$3,372,065	$3,235,851	$2,753,233
Less: Earnings from discontinued operations, net of taxes	—	60,015	248,508

Earnings from continuing operations	3,372,065	3,175,836	2,504,725
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	868,808	840,591	769,403
Amortization of intangibles	490,131	448,109	358,036
Acquired in-process research and development	17,131	279,006	100,240
Investing and financing (gains) losses, net	125,328	47,400	76,755
Trade receivables	(98,216)	(588,575)	(121,702)
Inventories	(88,257)	(285,328)	101,360
Prepaid expenses and other assets	(406,858)	(431,436)	(333,858)
Trade accounts payable and other liabilities	199,703	602,605	(131,809)
Income taxes	567,569	217,815	62,084

Net Cash From Operating Activities of Continuing Operations	5,047,404	4,306,023	3,385,234

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies, net of cash acquired	(295,123)	(2,327,821)	(497,914)
Acquisitions of property and equipment	(1,207,493)	(1,291,633)	(1,050,058)
Purchases of investment securities	(15,670)	(543,292)	(289,432)
Proceeds from sales of investment securities	783,599	224,923	333,757
Other	14,600	14,433	66,465

Net Cash (Used in) Investing Activities of Continuing Operations	(720,087)	(3,923,390)	(1,437,182)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	(1,619,000)	813,000	(814,000)
Proceeds from issuance of long-term debt	1,851,013	1,500,000	688,643
Repayment of long-term debt	(150,000)	(1,650,000)	—
Other borrowing transactions, net	90,820	142,998	(342,570)
Purchases of common shares	(1,302,314)	(499,745)	(97,617)
Proceeds from stock options exercised	223,637	155,197	75,035
Dividends paid	(1,686,472)	(1,599,770)	(1,515,703)

Net Cash (Used in) Financing Activities of Continuing Operations	(2,592,316)	(1,138,320)	(2,006,212)

Effect of exchange rate changes on cash and cash equivalents	(193,954)	184,271	180,971

Discontinued Operations:
Net cash provided by operating activities of discontinued operations	127,012	161,008	361,286
Investing activities of discontinued operations	—	(59,088)	(193,423)
Financing activities of discontinued operations	—	700,000	—

Net cash provided by discontinued operations	127,012	801,920	167,863

Net Increase in Cash and Cash Equivalents	1,668,059	230,504	290,674
Cash and Cash Equivalents, Beginning of Year	1,225,628	995,124	704,450

Cash and Cash Equivalents, End of Year	$2,893,687	$1,225,628	$995,124

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2005	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$2,893,687	$1,225,628	$995,124
Investment securities, primarily time deposits and certificates of deposit	62,406	833,334	291,297
Trade receivables, less allowances of — 2005: $203,683; 2004: $231,704; 2003: $259,514	3,576,794	3,696,115	3,313,377
Inventories —
Finished products	1,203,557	1,488,939	1,467,441
Work in process	630,267	582,787	545,977
Materials	708,155	548,737	725,021

Total inventories	2,541,979	2,620,463	2,738,439
Deferred income taxes	1,248,569	1,031,746	1,165,259
Other prepaid expenses and receivables	932,691	1,080,143	1,110,885
Assets held for sale	129,902	247,056	—

Total Current Assets	11,386,028	10,734,485	9,614,381

Investment Securities, primarily equity securities	134,013	145,849	406,357

Property and Equipment, at Cost:
Land	370,949	338,428	356,757
Buildings	2,655,356	2,519,492	2,662,023
Equipment	8,813,517	8,681,655	9,479,044
Construction in progress	920,599	962,114	792,923

	12,760,421	12,501,689	13,290,747
Less: accumulated depreciation and amortization	6,757,280	6,493,815	7,008,941

Net Property and Equipment	6,003,141	6,007,874	6,281,806

Intangible Assets, net of amortization	4,741,647	5,171,594	4,089,882
Goodwill	5,219,247	5,685,124	4,449,408
Other Long-term Assets and Investments in Joint Ventures	1,624,201	952,929	1,197,474
Assets Held for Sale	32,926	69,639	—

	$29,141,203	$28,767,494	$26,039,308

	December 31
	2005	2004	2003
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$212,447	$1,836,649	$828,092
Trade accounts payable	1,032,516	1,054,464	1,078,333
Salaries, wages and commissions	625,254	637,333	625,525
Other accrued liabilities	2,722,685	2,491,956	2,180,098
Dividends payable	423,335	405,730	383,352
Income taxes payable	488,926	156,417	158,836
Current portion of long-term debt	1,849,563	156,034	1,709,265
Liabilities of operations held for sale	60,788	87,061	—

Total Current Liabilities	7,415,514	6,825,644	6,963,501

Long-term Debt	4,571,504	4,787,934	3,452,329

Post-employment Obligations and Other Long-term Liabilities	2,154,775	2,606,410	2,551,220

Liabilities of Operations Held for Sale	1,062	1,644	—

Deferred Income Taxes	583,077	220,079	—

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2005: 1,553,769,958; 2004: 1,575,147,418; 2003: 1,580,247,227	3,523,766	3,239,575	3,034,054
Common shares held in treasury, at cost — Shares: 2005: 14,534,979; 2004: 15,123,800; 2003: 15,729,296	(212,255)	(220,854)	(229,696)
Unearned compensation — restricted stock awards	(46,306)	(50,110)	(56,336)
Earnings employed in the business	10,404,568	10,033,440	9,691,484
Accumulated other comprehensive income (loss)	745,498	1,323,732	632,752

Total Shareholders' Investment	14,415,271	14,325,783	13,072,258

	$29,141,203	$28,767,494	$26,039,308

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2005	2004	2003
Common Shares:
Beginning of Year
Shares: 2005: 1,575,147,418; 2004: 1,580,247,227; 2003: 1,578,944,551	$3,239,575	$3,034,054	$2,891,266
Issued under incentive stock programs
Shares: 2005: 8,752,085; 2004: 6,811,550; 2003: 4,186,710	299,329	208,880	118,119
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	52,363	22,871	29,980
Retired — Shares: 2005: 30,129,545; 2004: 11,911,359; 2003: 2,884,034	(67,501)	(26,230)	(5,311)

End of Year
Shares: 2005: 1,553,769,958; 2004: 1,575,147,418; 2003: 1,580,247,227	$3,523,766	$3,239,575	$3,034,054

Common Shares Held in Treasury:
Beginning of Year
Shares: 2005: 15,123,800; 2004: 15,729,296; 2003: 15,876,449	$(220,854)	$(229,696)	$(231,845)
Issued under incentive stock programs
Shares: 2005: 588,821; 2004: 605,496; 2003: 147,153	8,599	8,842	2,149

End of Year
Shares: 2005: 14,534,979; 2004: 15,123,800; 2003: 15,729,296	$(212,255)	$(220,854)	$(229,696)

Unearned Compensation — Restricted Stock Awards:
Beginning of Year	$(50,110)	$(56,336)	$(76,472)
Issued at market value — Shares: 2005: 588,600; 2004: 589,000; 2003: 130,000	(27,125)	(25,528)	(5,429)
Lapses — Shares: 2005: 50,999; 2004: 57,899	2,198	3,029	—
Amortization	28,731	28,725	25,565

End of Year	$(46,306)	$(50,110)	$(56,336)

Earnings Employed in the Business:
Beginning of Year	$10,033,440	$9,691,484	$8,601,386
Net earnings	3,372,065	3,235,851	2,753,233
Cash dividends declared on common shares (per share — 2005: $1.10; 2004: $1.04; 2003: $.98)	(1,704,077)	(1,622,148)	(1,531,710)
Spin-off of Hospira, Inc.	—	(761,916)	—
Cost of common shares retired in excess of stated capital amount	(1,315,397)	(527,197)	(135,390)
Cost of treasury shares issued below market value	18,537	17,366	3,965

End of Year	$10,404,568	$10,033,440	$9,691,484

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$1,323,732	$632,752	$(519,782)
Other comprehensive (loss) income and spin-off of Hospira, Inc.	(578,234)	690,980	1,152,534

End of Year	$745,498	$1,323,732	$632,752

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 24 percent of trade receivables as of December 31, 2005 and 20 percent of trade receivables as of December 31, 2004 and 2003. Product warranties are not significant.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. Abbott periodically acquires small companies in which Abbott agrees to pay contingent consideration based on attaining certain thresholds. In connection with the spin-off of Hospira, Abbott has retained liabilities for taxes on income prior to the spin-off and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. In December 2005, certain foreign subsidiaries borrowed approximately $1.4 billion. These borrowings and related interest expense have been reflected on the December 31, 2005 Consolidated Balance Sheet and 2005 Consolidated Statement of Earnings. No other events occurred related to these foreign subsidiaries in December 2005, 2004 and 2003 that materially affected the financial position, results of operations or cash flows.

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

        INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Loss contingency provisions are recorded for the estimated amount of audit settlements under the provisions of Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies."

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

        STOCK-BASED COMPENSATION — Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Restricted stock awards and units have been amortized over their vesting period with a charge to compensation expense. In 2006, Abbott will adopt SFAS No. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of stock options be recorded in the results of operations.

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

        PRODUCT LIABILITY — Abbott accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized. Abbott carries third-party insurance coverage in amounts that reflect historical loss experience, which does not include coverage for catastrophic losses.

        TRANSLATION ADJUSTMENTS — For foreign operations in highly inflationary economies, translation gains and losses are included in Net foreign exchange (gain) loss. For remaining foreign operations, translation adjustments are included in Accumulated other comprehensive income (loss).

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        RECLASSIFICATION — Operating cash flows and investing cash flows of discontinued operations have been reclassified separately for 2004 and 2003 in the Consolidated Statement of Cash Flows.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2005	2004	2003
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$620,300	$519,653	$381,898
Accrued other rebates (a)	206,514	202,363	212,459
All other	1,895,871	1,769,940	1,585,741

Total	$2,722,685	$2,491,956	$2,180,098

(a)
Accrued wholesaler chargeback rebates of $83,551, $72,634 and $81,292 at December 31, 2005, 2004 and 2003, respectively, are netted in trade receivables. Accrued wholesaler chargeback rebates are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2005	2004	2003
Post-employment Obligations and Other Long-term Liabilities:
Accrued post-employment medical and dental costs	$638,823	$747,406	$797,127
Minimum pension liability adjustments	15,003	577,432	498,008
All other	1,500,949	1,281,572	1,256,085

Total	$2,154,775	$2,606,410	$2,551,220

	2005	2004	2003
Net Interest Expense:
Interest expense	$241,355	$200,206	$188,288
Interest income	(87,693)	(51,119)	(41,923)

Total	$153,662	$149,087	$146,365

	2005	2004	2003
Comprehensive Income, net of tax:
Foreign currency (loss) gain translation adjustments	$(953,726)	$861,139	$1,162,004
Minimum pension liability adjustments, net of taxes of $(199,126) in 2005, $45,690 in 2004 and $57,219 in 2003	346,172	(75,947)	(99,155)
Unrealized (losses) gains on marketable equity securities	(9,219)	(43,613)	106,673
Net adjustments for derivative instruments designated as cash flow hedges	38,574	(39,951)	3,550
Reclassification adjustments for realized (gains)	(35)	(30,547)	(20,538)

Other comprehensive (loss) income	(578,234)	671,081	1,152,534
Net Earnings	3,372,065	3,235,851	2,753,233

Comprehensive Income	$2,793,831	$3,906,932	$3,905,767

	2005	2004	2003
Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(761,175)	$(1,714,901)	$(853,762)
Cumulative minimum pension liability adjustments	8,931	355,103	302,337
Cumulative unrealized (gains) on marketable equity securities	(8,447)	(17,701)	(95,143)
Cumulative losses on derivative instruments designated as cash flow hedges	15,193	53,767	13,816
	2005	2004	2003
Supplemental Cash Flow Information:
Income taxes paid	$746,504	$675,728	$832,380
Interest paid	213,067	197,554	207,045

Note 3 — Financial Instruments and Derivatives

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $222 million, $984 million and $602 million at December 31, 2005, 2004 and 2003, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in credits of $38.6 million and $3.6 million to Accumulated other comprehensive income (loss) in 2005 and 2003, respectively, and a $40.0 million charge to Accumulated other comprehensive income (loss) in 2004. No hedge ineffectiveness was recorded in income in 2005, 2004 or 2003. Accumulated gains and losses as of December 31, 2005 will be included in Cost of products sold at the time the products are sold, generally through the end of 2006.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2005, 2004 and 2003, Abbott held $3.9 billion, $3.3 billion and $3.0 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott is a party to interest rate hedge contracts totaling $3.1 billion to manage its exposure to changes in the fair value of $3.1 billion of fixed-rate debt due July 2006 through March 2014. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2005, 2004 and 2003.

        Gross unrealized holding gains (losses) (in thousands) on current and long-term held-to-maturity investment securities totaled $300 and $(400), respectively, at December 31, 2005; $1,200 and $(900), respectively, at December 31, 2004; and $1,400 and $(2,200), respectively, at December 31, 2003. Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $17,700 and $(3,500), respectively, at December 31, 2005; $30,800 and $(1,100), respectively, at December 31, 2004; and $162,700 and $(4,000), respectively, at December 31, 2003.

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

	2005		2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$62.4	$62.4	$833.3	$833.3	$291.3	$291.3
Long-term:
Available-for-Sale Equity Securities	116.4	116.4	125.5	125.5	381.1	381.1
Other	17.6	17.5	20.3	20.6	25.3	24.5
Total Long-term Debt	(6,421.1)	(6,375.1)	(4,944.0)	(5,012.6)	(5,161.6)	(5,407.2)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(33.5)	(33.5)	(117.1)	(117.1)	(33.3)	(33.3)
Receivable position	18.8	18.8	37.2	37.2	3.0	3.0
Interest Rate Hedge Contracts	(82.4)	(82.4)	(3.7)	(3.7)	128.7	128.7

Note 4 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2005	2004	2003	2005	2004	2003
Projected benefit obligations, January 1	$4,753,225	$4,646,321	$3,748,425	$1,112,124	$1,241,845	$1,286,831
Service cost — benefits earned during the year	205,286	187,146	192,529	43,554	34,628	43,737
Interest cost on projected benefit obligations	259,709	253,249	247,117	64,088	64,054	69,365
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, law changes and differences between actual and estimated health care costs	142,453	174,669	497,468	138,442	(44,707)	(100,158)
Benefits paid	(195,964)	(191,543)	(169,560)	(65,907)	(67,232)	(57,930)
Spin-off of Hospira	—	(425,069)	—	—	(116,464)	—
Other, primarily foreign currency translation	(123,623)	108,452	130,342	—	—	—

Projected benefit obligations, December 31	$5,041,086	$4,753,225	$4,646,321	$1,292,301	$1,112,124	$1,241,845

Plans' assets at fair value, January 1, principally listed securities	$3,465,666	$3,017,732	$2,373,415	$—	$—	$—
Actual return on plans' assets	384,912	285,794	441,307	9,080	—	—
Company contributions	755,982	565,909	309,473	205,907	67,232	57,930
Benefits paid	(195,964)	(191,543)	(169,560)	(65,907)	(67,232)	(57,930)
Spin-off of Hospira	—	(262,109)	—	—	—	—
Other, primarily foreign currency translation	(61,817)	49,883	63,097	—	—	—

Plans' assets at fair value, December 31	$4,348,779	$3,465,666	$3,017,732	$149,080	$—	$—

Projected benefit obligations greater than plans' assets, December 31	$(692,307)	$(1,287,559)	$(1,628,589)	$(1,143,221)	$(1,112,124)	$(1,241,845)
Unrecognized actuarial losses, net	1,501,409	1,494,915	1,436,013	697,717	587,976	718,215
Unrecognized prior service cost	5,004	(5,835)	13,575	(264,499)	(285,659)	(334,662)

Net prepaid (accrued) benefit cost	$814,106	$201,521	$(179,001)	$(710,003)	$(809,807)	$(858,292)

Accrued benefit cost	$(463,789)	$(617,533)	$(883,358)	$(710,003)	$(809,807)	$(858,292)
Prepaid benefit cost	1,262,892	241,622	206,349	—	—	—
Intangible assets	130	17,261	22,460	—	—	—
Accumulated other comprehensive income (loss)	14,873	560,171	475,548	—	—	—

Net prepaid (accrued) benefit cost	$814,106	$201,521	$(179,001)	$(710,003)	$(809,807)	$(858,292)

Service cost — benefits earned during the year	$205,286	$187,146	$192,529	$43,554	$34,628	$43,737
Interest cost on projected benefit obligations	259,709	253,249	247,117	64,088	64,054	69,365
Expected return on plans' assets	(360,304)	(295,294)	(288,454)	(11,948)	—	—
Net amortization	65,812	30,809	6,452	10,409	5,650	6,768

Total cost	170,503	175,910	157,644	106,103	104,332	119,870
Discontinued operations	—	(9,781)	(20,404)	—	(14,349)	(33,630)

Net cost of continuing operations	$170,503	$166,129	$137,240	$106,103	$89,983	$86,240

        The projected benefit obligations for non-U.S. defined benefit plans was $1,148,000, $1,132,000 and $950,000 at December 31, 2005, 2004 and 2003, respectively. The accumulated benefit obligations for all defined benefit plans was $4,158,000, $3,954,000 and $3,762,000 at December 31, 2005, 2004 and 2003, respectively. In 2005, Abbott reversed previously recorded minimum pension liability adjustments of $562,429 because the assets of certain defined benefit plans were now in excess of the accumulated benefit obligations due primarily to plan contributions in 2005. This resulted in a credit to Accumulated other comprehensive income (loss) of $346,172, net of taxes. In 2004 and 2003, Abbott recorded minimum pension liability adjustments of $120,475 and $155,134, respectively, because the accumulated benefit obligations for certain defined benefit plans exceeded the market value of the plans' assets. This resulted in charges to Accumulated other comprehensive income (loss) of $75,947 and $99,155 in 2004 and 2003, respectively, net of taxes. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2005, 2004 and 2003, the aggregate accumulated benefit obligations were $465,000, $3,053,000 and $3,033,000, respectively; the projected benefit obligations were $508,000, $3,738,000 and $3,824,000, respectively; and the aggregate plan assets were $5,000, $2,909,000 and $2,567,000, respectively.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans as of December 31, the measurement date of the plans, are as follows:

	2005	2004	2003
Discount rate	5.5%	5.6%	5.8%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2005	2004	2003
Discount rate	5.6%	6.0%	6.5%
Expected return on plan assets	8.4%	8.4%	8.6%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.1%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2005	2004	2003
Health care cost trend rate assumed for the next year	7%	7%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2007	2007

        The discount rate used to measure liabilities as of December 31, 2005 was determined based on high-quality fixed income investments that match the duration of the expected retiree benefits. Prior to December 31, 2005, the discount rate was determined by reference to a composite corporate AA bond index. The health care cost trend rate represents Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2005, by $201,320/$(161,383), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $19,207/$(15,025).

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

	2005	2004	2003
Asset Category:
Equity securities	74%	73%	68%
Fixed income securities	26	27	32

Total	100%	100%	100%

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

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2005, 2004 and 2003, $641,000, $482,000 and $200,000, respectively, was funded to the main domestic pension plan. International pension plans are funded according to similar regulations.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets for medical and dental benefits as well as paid from the plans, are as follows:

	Defined Benefit Plans	Medical and Dental Plans
2006	$191,780	$70,060
2007	195,164	72,093
2008	202,949	76,740
2009	203,924	77,614
2010	212,239	83,805
2011 to 2015	1,253,092	490,219

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $100,000 in 2005, $97,000 in 2004 and $90,000 in 2003.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 5 — Taxes on Earnings (dollars in thousands)

        Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries, which are intended to be remitted to the parent company. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $5,797,000 at December 31, 2005. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. Abbott has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5. The maximum possible loss in excess of the recorded reserves is not material. In the U.S., Abbott's federal income tax returns through 2000 are settled, and the income tax returns for years after 2000 are open.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

	2005	2004	2003
Earnings From Continuing Operations Before Taxes
Domestic	$2,068,232	$2,278,180	$1,657,298
Foreign	2,551,688	1,847,420	1,729,853

Total	$4,619,920	$4,125,600	$3,387,151

	2005	2004	2003
Taxes on Earnings From Continuing Operations
Current:
U.S. Federal and Possessions	$526,213	$172,322	$536,305
State	89,483	43,456	20,873
Foreign	616,118	461,740	403,895

Total current	1,231,814	677,518	961,073

Deferred:
Domestic	4,709	295,030	(15,780)
Foreign	17,035	(24,272)	(62,519)
Enacted tax rate changes	(5,703)	1,488	(348)

Total deferred	16,041	272,246	(78,647)

Total	$1,247,855	$949,764	$882,426

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2005	2004	2003
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower tax rates and tax exemptions in Puerto Rico, the Netherlands and Ireland	(6.4)	(7.8)	(9.1)
Effect of nondeductible portion of a legal settlement	—	—	4.0
Effect of taxes on remittances of foreign earnings in connection with the American Jobs Creation Act of 2004	5.3	—	—
Effect of nondeductible acquired in-process research and development	—	2.0	1.0
State taxes, net of federal benefit	1.2	1.1	0.4
Adjustments primarily related to resolution of prior years' accrual requirements	(1.8)	(3.6)	—
Domestic dividend exclusion	(2.7)	(2.6)	(4.8)
All other, net	(3.6)	(1.1)	(0.4)

Effective tax rate on earnings from continuing operations	27.0%	23.0%	26.1%

        As of December 31, 2005, 2004 and 2003, total deferred tax assets were $2,040,906, $2,171,782 and $2,505,502, respectively, and total deferred tax liabilities were $1,355,181, $1,349,972 and $1,075,209, respectively. Valuation allowances for deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

	2005	2004	2003
Compensation and employee benefits	$37,578	$247,885	$539,668
Trade receivable reserves	227,251	223,507	252,559
Inventory reserves	161,934	129,052	163,492
Deferred intercompany profit	319,402	379,560	380,854
State income taxes	49,153	(7,336)	68,489
Depreciation	(157,272)	(193,224)	(203,019)
Acquired in-process research and development and other accruals and reserves not currently deductible	1,132,954	1,111,611	1,005,602
Other, primarily the excess of book basis over tax basis of intangible assets	(1,095,182)	(1,079,388)	(779,402)

Total	$675,818	$811,667	$1,428,243

        Among the provisions of the American Jobs Creation Act of 2004 was a provision that allows for the exclusion from income of a portion of the remittances of earnings of foreign subsidiaries to U.S. shareholders through December 31, 2005. In 2005, Abbott remitted in accordance with the provisions of the Act approximately $4,300,000 of foreign earnings previously reinvested indefinitely. The additional income tax expense recorded for the remittance was approximately $245,000.

Note 6 — Segment and Geographic Area Information (dollars in millions)

        REVENUE SEGMENTS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. On April 30, 2004, Abbott spun off its core hospital products business which included all of the Hospital Products segment, after its reorganization on January 1, 2004, and a portion of the International segment. For segment reporting purposes, four diagnostic testing divisions are aggregated and reported as the Diagnostic Products segment. Abbott's reportable segments are as follows:

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

	Net Sales to External Customers			Operating Earnings			Depreciation and Amortization			Additions to Long-term Assets			Total Assets
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Pharmaceutical	$8,138	$7,010	$6,051	$2,527	$2,459	$2,092	$65	$63	$73	$177	$66	$64	$3,423	$2,911	$2,406
Diagnostics (a)	3,756	3,378	3,040	495	378	249	231	201	202	425	399	301	3,742	3,691	3,127
Ross (b)	2,523	2,326	2,136	743	773	720	77	69	65	56	77	93	1,373	1,105	959
International (a)	6,967	6,166	5,321	2,060	1,704	1,295	127	178	198	237	312	297	4,189	4,437	4,559

Total Reportable Segments	21,384	18,880	16,548	$5,825	$5,314	$4,356	$500	$511	$538	$895	$854	$755	$12,727	$12,144	$11,051

Other	954	800	732

Net Sales	$22,338	$19,680	$17,280

(a)
Net sales and operating earnings for all years presented were favorably affected by the relatively weaker U.S. dollar.

(b)
Net sales and operating earnings for the Ross segment in 2005 include $70 from a revised agreement for the U.S. promotion of Synagis.

	2005	2004	2003
Total Reportable Segment Operating Earnings	$5,825	$5,314	$4,356
Corporate functions and benefit plans costs	289	341	278
Non-reportable segments	166	223	68
Net interest expense	154	149	146
Acquired in-process research and development	17	279	100
(Income) from TAP Pharmaceutical Products Inc. joint venture	(441)	(375)	(581)
Other, net, including amortization of intangible assets (c)	1,020	571	958

Consolidated Earnings from Continuing Operations Before Taxes	$4,620	$4,126	$3,387

(c)
Other, net for 2005 includes $256 for restructuring and impairment charges as discussed in Note 16 and an increase in a bad debt reserve of $58 associated with an unfavorable court ruling. Other, net for 2004 includes acquisition-related charges, primarily related to the TheraSense acquisition. 2003 includes charges of $622 for the settlement of the Ross enteral nutritional investigation and $88 for impairments of assets.

	2005	2004	2003
Total Reportable Segment Assets	$12,727	$12,144	$11,051
Cash and investments	3,090	2,205	1,693
Investment in TAP Pharmaceutical Products Inc. joint venture	167	76	340
Current deferred income taxes	1,249	1,032	1,165
Non-reportable segments	1,321	1,663	582
Assets held for sale to Hospira and assets of Hospira	163	317	2,153
All other, net	10,424	11,330	9,055

Total Assets	$29,141	$28,767	$26,039

	Net Sales to External Customers (d)			Long-Term Assets
	2005	2004	2003	2005	2004	2003
United States	$12,707	$11,242	$9,919	$7,717	$7,293	$7,071
Japan	1,027	987	897	935	1,044	1,004
Germany	992	811	785	5,467	6,176	5,332
The Netherlands	899	705	556	156	146	129
Italy	806	745	658	211	234	253
Canada	680	595	526	68	68	66
France	657	587	467	92	94	84
Spain	542	513	426	232	275	233
United Kingdom	504	496	397	1,281	1,415	1,250
All Other Countries	3,524	2,999	2,649	1,596	1,288	1,003

Consolidated	$22,338	$19,680	$17,280	$17,755	$18,033	$16,425

(d)
Sales by country are based on the country that sold the product.

Note 7 — Litigation and Environmental Matters

        As of December 31, 2004, there were several lawsuits pending in connection with the sales of Hytrin. These suits alleged that Abbott violated state or federal antitrust laws and, in some cases, unfair competition laws by signing patent settlement agreements with Geneva Pharmaceuticals, Inc. and Zenith Laboratories, Inc. in 1998. Those agreements related to pending patent infringement lawsuits between Abbott and the two companies. In 2005, the court approved settlements with the majority of the plaintiffs in the aggregate amount of $90 million, which was previously reserved. The claims of the remaining plaintiffs are not material and are reserved for by Abbott.

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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, including those discussed in this note and in Note 8, Abbott estimates the range of possible loss to be from approximately $15 million to $60 million. Reserves of approximately $35 million have been recorded at December 31, 2005 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Note 8 — TAP Pharmaceutical Products Inc.

        As of December 31, 2004, TAP Pharmaceutical Products Inc. (TAP) and Abbott were named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. In 2005, settlements, including a court-approved class settlement, were reached with the majority of the plaintiffs in the aggregate amount of approximately $160 million, which was previously reserved. The claims of the remaining plaintiffs are not material and are reserved for by TAP. Abbott's portion of TAP's remaining reserve is included in the reserve amounts and range in Note 7 above.

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

Note 9 — Spin-off of Hospira

        On April 12, 2004, Abbott's Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., payable on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott's Hospital Products segment, after that segment's reorganization on January 1, 2004, and portions of Abbott's International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows. Prior years' balance sheets have not been adjusted to reflect the effect of the spin-off.

        The legal transfer of certain remaining operations and assets (net of liabilities) outside the United States is expected to occur in the first half of 2006. These operations and assets are used in the conduct of Hospira's international business and Hospira is subject to the risks and entitled to the benefits generated by these operations and assets. These assets and liabilities have been presented as held for sale in the Consolidated Balance Sheets as of December 31, 2005 and 2004. The assets and liabilities held for sale consist primarily of inventories, trade accounts receivable, equipment and trade accounts payable, salaries and other accruals.

        Abbott has retained liabilities for taxes on income prior to the spin-off, defined benefit, post-employment medical and dental plan obligations and assets, as of the spin-off, for most of Hospira's U.S. retired employees and U.S. retirement eligible employees and certain potential liabilities, if any, related to alleged improper pricing practices prior to the spin-off in connection with federal, state and private reimbursement for certain drugs.

Summarized financial information for discontinued operations is as follows:

	2004	2003
	(dollars in thousands)
Net sales	$793,129	$2,400,228
Earnings before taxes	90,444	347,266
Taxes on earnings	30,429	98,758
Net earnings	60,015	248,508

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

Note 10 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, restricted stock units, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards comprise the majority of benefits that have been granted and are currently outstanding under this program and prior programs. In 2005, Abbott granted 21,499,002 stock options, 4,190,704 replacement stock options, 588,821 restricted stock awards and 42,379 restricted stock units under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2005, 2004 and 2003 vest equally over three years except for replacement options, which vest in six months. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Except for replacement options, options granted after December 31, 2004 do not have a replacement option feature. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied. Hospira optionees who were eligible to retire as of the spin-off date are retired from Abbott for purposes of their outstanding options. Pro forma compensation expense for 2004 reflects the cancellation of the remaining options. Abbott options were adjusted for the effects of the spin-off on the intrinsic value of the options and resulted in the issuance of an additional 8.2 million Abbott options.

        At January 1, 2006, approximately 47 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 25 million stock options and restricted stock awards and units from this reserve.

	Options Outstanding		Exercisable Options
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
January 1, 2003	99,680,756	$43.58
Granted	27,464,985	36.56
Exercised (total intrinsic value was $99,311,000)	(7,032,966)	29.08
Lapsed	(2,602,110)	47.58

December 31, 2003	117,510,665	42.71	71,944,163	$41.80

Granted	25,617,191	43.51
Exercised (total intrinsic value was $132,602,000)	(10,173,088)	30.54
Lapsed	(4,868,809)	45.09
Cancelled in connection with the spin-off of Hospira	(4,826,161)	43.81
Issued in connection with the spin-off of Hospira	8,228,700	n/a

December 31, 2004	131,488,498	41.01	85,810,967	41.28

Granted	25,689,706	46.46
Exercised (total intrinsic value was $188,754,000)	(13,030,288)	32.63
Lapsed	(3,025,105)	45.24

December 31, 2005	141,122,811	$42.69	98,328,158	$42.77

        The number of restricted stock awards and units outstanding and their weighted-average grant-date fair value at January 1, 2005 and December 31, 2005 was 2,093,100 ($50.92) and 2,381,800 ($50.09), respectively. The number of restricted stock awards and units, and their weighted-average grant-date fair value, granted, vested and lapsed during 2005 were 610,200 ($46.14), 262,501 ($49.01) and 58,999 ($43.50), respectively. The fair value of restricted stock awards and units vested in 2005, 2004, and 2003 was $12,949,000, $16,469,000 and $12,712,000, respectively.

	Options Outstanding at December 31, 2005			Exercisable Options at December 31, 2005
Range of Exercise Prices	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$20 to $39	34,617,055	4.9	$32.46	27,217,030	4.3	$32.20
40 to 46	58,166,583	6.1	42.89	44,213,471	5.4	43.45
47 to 55	48,339,173	7.6	49.76	26,897,657	6.3	52.37

$20 to $55	141,122,811	6.3	$42.69	98,328,158	5.4	$42.77

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2005 was $241,000,000 and $197,000,000, respectively. The total unrecognized compensation cost related to all stock-based compensation plans at December 31, 2005 amounted to $201,000,000 and is expected to be recognized over the next three years.

        Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method, pro forma net income (in billions) and earnings per share (EPS) amounts would have been as follows:

	2005	2004	2003
Net income, as reported	$3.4	$3.2	$2.8
Compensation cost under fair value-based accounting method, net of taxes of $0.07 in 2005 and 2004 and $0.08 in 2003	(0.2)	(0.2)	(0.3)

Net income, pro forma	$3.2	$3.0	$2.5

Diluted EPS from Continuing Operations, as reported	$2.16	$2.02	$1.59
Diluted EPS from Continuing Operations, pro forma	2.02	1.90	1.47
Basic EPS, as reported	2.17	2.07	1.76
Basic EPS, pro forma	2.04	1.94	1.62
Diluted EPS, as reported	2.16	2.06	1.75
Diluted EPS, pro forma	2.02	1.94	1.62

        The weighted average fair value of an option granted in 2005, 2004 and 2003 was $12.17, $11.79 and $8.73, respectively. For purposes of fair value disclosures, the fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	3.8%	2.9%	2.7%
Average life of options (years)	5.4	5.4	5.4
Volatility	29.0%	32.0%	32.0%
Dividend yield	2.2%	2.2%	2.8%

        In 2006, Abbott will adopt Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which requires that fair value be recorded in the results of operations. Stock compensation expense under the prior rules would have reduced reported diluted earnings per share by $0.14 in 2005. Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. Based upon the valuation of stock options granted in the 2006 annual grant, which comprise the majority of the grant activity for the year, Abbott estimates the impact of the 2006 change in stock compensation expense on diluted earnings per share of approximately $0.15, which includes $0.14 per diluted share for the impact of expensing the fair value of stock options. The effect of adopting the new rules on reported diluted earnings per share is dependent on the number of options granted in the future, the terms of those awards and their fair values, and therefore, the effect on diluted earnings per share could change.

Note 11 —Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2005	2004	2003
6.8% debentures, due 2005	$—	$—	$150,000
5.625% debentures, due 2006	—	1,600,000	1,600,000
6.4% debentures, due 2006	—	250,000	250,000
0.77% Yen notes, due 2007	83,654	97,343	91,324
Notes, variable interest above LIBOR, due 2008	770,000	—	—
Euro notes, variable interest above LIBOR, due 2008	638,766	—	—
British Pound notes, variable interest above LIBOR, due 2008	344,000	—	—
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
1.05% Yen notes, due 2008	418,270	486,713	456,621
3.5% debentures, due 2009	500,000	500,000	—
1.51% Yen notes, due 2010	125,481	146,014	136,986
3.75% debentures, due 2011	500,000	500,000	—
1.95% Yen notes, due 2013	209,135	243,356	228,311
4.35% debentures, due 2014	500,000	500,000	—
Other, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	82,198	64,508	139,087

Total, net of current maturities	4,571,504	4,787,934	3,452,329
Current maturities of long-term debt	1,849,563	156,034	1,709,265

Total carrying amount	$6,421,067	$4,943,968	$5,161,594

        Principal payments required on long-term debt outstanding at December 31, 2005, are $1,855,323 in 2006, $88,986 in 2007, $2,667,698 in 2008, $501,199 in 2009, $126,530 in 2010 and $1,263,710 thereafter.

        At December 31, 2005, Abbott had $3,000,000 of unused lines of credit, which support commercial paper borrowing arrangements. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted average interest rate on short-term borrowings, primarily Japanese borrowings at December 31, 2005, was 1.3% at December 31, 2005, 2.2% at December 31, 2004 and 1.1% at December 31, 2003.

Note 12 — Business Combinations and Technology Acquisitions

        In 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting and a less than 50 percent equity interest in a small medical products company. The aggregate cash purchase price was approximately $25 million. Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $69 million, intangible assets of approximately $22 million and a charge of approximately $17 million for acquired in-process research and development. In 2005, Abbott acquired additional rights related to HUMIRA for approximately $270 million, which will be amortized over 13 years.

        In 2004, Abbott paid approximately $2.3 billion for strategic business and technology acquisitions, as follows. Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash; i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash; EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash; and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. Abbott also acquired certain other product technologies for approximately $352 million. These acquisitions resulted in a charge of $271 million for acquired in-process research and development, intangible assets of approximately $1.3 billion, non-tax deductible goodwill of approximately $923 million and deferred income taxes of approximately $406 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 14 years).

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

        In early 2006, Abbott agreed to acquire Guidant's vascular intervention and endovascular solutions businesses for $4.1 billion in connection with Boston Scientific's acquisition of Guidant. Abbott would also pay $250 million each upon government approvals to market Guidant's drug-eluting stent in the U.S. and in Japan. In addition, Abbott agreed to provide Boston Scientific a $900 million 4 percent loan and to acquire $1.4 billion of Boston Scientific common stock directly from Boston Scientific contingent upon the closing of the Guidant acquisition. The acquisition is expected to be completed in the first half of 2006.

Note 13 — Goodwill and Intangible Assets (dollars in millions)

        Abbott recorded goodwill of $69, $923 and $182 in 2005, 2004 and 2003, respectively, related to acquisitions. Foreign currency translation and other adjustments (decreased) increased goodwill in 2005, 2004 and 2003 by $(535), $394 and $522, respectively. In connection with the spin-off of Hospira in 2004, Abbott transferred $81 of goodwill to Hospira. There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology, was $6,776, $6,622 and $4,841 as of December 31, 2005, 2004 and 2003, respectively, and accumulated amortization was $2,053, $1,468 and $899 as of December 31, 2005, 2004 and 2003, respectively. Intangible assets with indefinite lives are not significant. The estimated annual amortization expense for intangible assets is $486 in 2006, $475 in 2007, $460 in 2008, $459 in 2009 and $461 in 2010. Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 13 years).

Note 14 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $167, $76 and $340 at December 31, 2005, 2004 and 2003, respectively. Dividends received from TAP were $343, $638 and $606 in 2005, 2004 and 2003, respectively. Abbott performs certain administrative and manufacturing services for TAP at negotiated rates that approximate fair market value. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2005	2004	2003
Net sales	$3,260.0	$3,361.6	$3,979.6
Cost of sales	883.4	990.4	1,066.8
Income before taxes	1,379.3	1,181.1	1,815.5
Net income	882.8	750.0	1,161.9
	December 31
	2005	2004	2003
Current assets	$1,339.1	$951.7	$1,451.6
Total assets	1,470.2	1,176.6	1,718.1
Current liabilities	1,082.2	976.8	965.8
Total liabilities	1,136.2	1,025.2	1,037.2

        Undistributed earnings of investments accounted for under the equity method amounted to approximately $151 as of December 31, 2005.

Note 15 — Stock Purchase Rights

        Common shares outstanding are subject to stock purchase rights. The rights are exercisable only if a person or group acquires ten percent or more of Abbott common shares or announces a tender or exchange offer which would result in ownership of ten percent or more of Abbott common shares. Following the acquisition of ten percent or more of Abbott's common shares, the holders of the rights, other than the acquiring person or group, may purchase Abbott common shares at half price. In the event of a merger or other acquisition of Abbott, the holders of the rights, other than the acquiring person or group, may purchase shares of the acquiring entity at half price. The rights were not exercisable at December 31, 2005.

Note 16 — Restructuring Plans (dollars in millions)

        In 2005, Abbott management approved plans to realign its global manufacturing operations and selected domestic and international commercial operations. In 2005, Abbott recorded pretax charges against earnings of approximately $256 reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $174 is classified as cost of products sold, $10 as research and development and $72 as selling, general and administrative. An additional $14 was subsequently recorded in 2005 relating to these restructurings, primarily for accelerated depreciation. As a result of product re-registration timelines required under manufacturing regulations in a number of countries, manufacturing related realignments are expected to continue into 2007.

        The following summarizes the restructuring activity for the global pharmaceutical manufacturing operations restructuring:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$44.1	$52.7	$96.8
Payments and impairments	(0.3)	(52.7)	(53.0)

Accrued balance at December 31, 2005	$43.8	$—	$43.8

        The following summarizes the restructuring activity for all other restructurings, which are individually not material:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$147.6	$11.1	$158.7
Payments and impairments	(36.6)	(11.1)	(47.7)

Accrued balance at December 31, 2005	$111.0	$—	$111.0

        Abbott expects to incur up to an additional $150 in future periods for restructuring plans, primarily for accelerated depreciation and plant and equipment dispositions.

Note 17 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2005	2004	2003
First Quarter
Net Sales	$5,382.7	$4,640.9	$4,008.9
Gross Profit	2,860.1	2,567.4	2,209.0
Net Earnings	837.9	822.9	801.0
Basic Earnings Per Common Share (a)	.54	.53	.51
Diluted Earnings Per Common Share (a)	.53	.52	.51
Market Price Per Share-High	48.16	47.25	40.85
Market Price Per Share-Low	43.34	39.28	33.75
Second Quarter
Net Sales	$5,523.8	$4,703.0	$4,126.3
Gross Profit	2,892.0	2,634.3	2,277.9
Net Earnings (b)	877.1	634.3	246.6
Basic Earnings Per Common Share (a)(b)	.56	.41	.16
Diluted Earnings Per Common Share (a)(b)	.56	.40	.16
Market Price Per Share-High	49.98	44.67	46.94
Market Price Per Share-Low	45.98	39.43	37.57
Third Quarter
Net Sales	$5,384.0	$4,681.7	$4,247.8
Gross Profit	2,706.8	2,566.8	2,319.1
Net Earnings (c)	680.7	804.1	761.2
Basic Earnings Per Common Share (a)(c)	.44	.52	.49
Diluted Earnings Per Common Share (a)(c)	.44	.51	.48
Market Price Per Share-High	50.00	43.20	45.09
Market Price Per Share-Low	41.57	38.26	37.65
Fourth Quarter
Net Sales	$6,047.3	$5,654.4	$4,897.3
Gross Profit	3,237.8	3,027.3	2,700.1
Net Earnings	976.4	974.6	944.4
Basic Earnings Per Common Share (a)	.63	.62	.60
Diluted Earnings Per Common Share (a)	.63	.62	.60
Market Price Per Share-High	44.36	47.63	47.15
Market Price Per Share-Low	37.50	40.25	39.95
(a)
The sum of the quarters' basic and diluted earnings per share for 2004 does not add to the full year earnings per share amounts due to rounding.

(b)
Second quarter 2003 included a pretax charge of $622 for the settlement of litigation.

(c)
Third quarter 2005 includes pretax restructuring charges of $201.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2005, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on our assessment of the company's internal control over financial reporting. This report appears on page 75.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abbott Laboratories and subsidiaries as of December 31, 2005, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 17, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting dated February 17, 2006, that Abbott Laboratories and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 17, 2006 expressed an unqualified opinion on those financial statements.

Deloitte & Touche LLP
Chicago, Illinois
February 17, 2006

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income
(dollars in thousands)

	Years Ended December 31
	2005	2004	2003
Net Sales	$3,259,850	$3,361,634	$3,979,629
Cost of Sales	883,404	990,417	1,066,760

Gross Profit	2,376,446	2,371,217	2,912,869
Selling, General and Administrative	783,041	1,027,203	935,347
Research and Development	219,412	167,625	167,938

Income from Operations	1,373,993	1,176,389	1,809,584
Interest Income	5,339	9,293	9,712
Other (Expense), net	(1)	(4,630)	(3,832)

Income Before Taxes	1,379,331	1,181,052	1,815,464
Provision for Income Taxes	496,559	431,083	653,566

Net Income	882,772	749,969	1,161,898
Other Comprehensive Income:
Net unrealized (losses) on investment and forward contracts	(13,959)	(3,066)	(10,085)

Comprehensive Income	$868,813	$746,903	$1,151,813

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$882,772	$749,969	$1,161,898
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,137	29,022	35,518
Deferred income taxes	65,349	(70,219)	28,791
Changes in assets and liabilities:
Accounts receivable	(158,980)	75,444	40,568
Inventories	1,049	7,217	(43,807)
Prepaid expenses and other assets	9,138	(11,322)	(2,963)
Accounts payable and accrued liabilities	(62,429)	(99,930)	(17,794)
Accrued rebates	163,643	98,254	181,737
Accrued compensation and benefits	9,745	(10,305)	(13,720)

Net Cash Flows From Operating Activities	934,424	768,130	1,370,228

Cash Flows (Used in) From Investing Activities:
Proceeds from maturities of investments	153,350	316,750	373,488
Purchases of investments	(281,150)	(99,600)	(357,750)
Capital expenditures	(6,759)	(6,785)	(7,078)

Net Cash Flows (Used in) From Investing Activities	(134,559)	210,365	8,660

Cash Flows (Used in) Financing Activities:
Dividends paid	(686,155)	(1,276,448)	(1,211,414)
Payments under capital lease obligations	(15,344)	(8,518)	—

Cash Flows (Used in) Financing Activities	(701,499)	(1,284,966)	(1,211,414)

Net Increase (Decrease) in Cash and Cash Equivalents	98,366	(306,471)	167,474
Cash and Cash Equivalents — Beginning of Year	62,155	368,626	201,152

Cash and Cash Equivalents — End of Year	$160,521	$62,155	$368,626

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$409,336	$579,140	$505,004

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Balance Sheets
(in thousands, except share amount)

	December 31
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$160,521	$62,155
Short-term investments, primarily debt obligations issued by governmental agencies	229,966	27,408
Accounts receivable, net of allowances: 2005 — $57,447; 2004 — $44,853	664,098	505,118
Inventories	160,240	161,289
Deferred income taxes	72,029	120,051
Prepaid expenses and other assets	52,248	75,227

Total Current Assets	1,339,102	951,248
Property and Equipment, net	110,528	113,062
Other Assets, net	2,922	2,298
Long-Term Investments, primarily debt obligations issued by governmental agencies	—	75,000
Deferred Income Taxes	17,630	34,957

	$1,470,182	$1,176,565

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable and accrued liabilities	$206,209	$199,369
Payable to Takeda	47,743	87,447
Payable to Abbott	36,714	86,018
Accrued rebates	674,684	511,041
Income taxes payable	63,577	50,074
Accrued compensation and benefits	53,262	42,802

Total Current Liabilities	1,082,189	976,751
Other Liabilities	53,971	48,450

Total Liabilities	1,136,160	1,025,201

Commitments and Contingencies
Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive (loss)	(14,704)	(745)
Retained earnings	302,777	106,160

Total Shareholders' Equity	334,022	151,364

	$1,470,182	$1,176,565

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2003	200	$39,500	$6,449	$12,406	$682,155	$740,510
Net income	—	—	—	—	1,161,898	1,161,898
Net unrealized loss on option and forward contracts, net of taxes of $(6,051)	—	—	—	(10,085)	—	(10,085)
Dividends	—	—	—	—	(1,211,414)	(1,211,414)

Balance, December 31, 2003	200	39,500	6,449	2,321	632,639	680,909
Net income	—	—	—	—	749,969	749,969
Net unrealized loss on investment and forward contracts, net of taxes of $(1,150)	—	—	—	(3,066)	—	(3,066)
Dividends	—	—	—	—	(1,276,448)	(1,276,448)

Balance, December 31, 2004	200	39,500	6,449	(745)	106,160	151,364
Net income	—	—	—	—	882,772	882,772
Net unrealized loss on investment and forward contracts, net of taxes of $(8,368)	—	—	—	(13,959)	—	(13,959)
Dividends	—	—	—	—	(686,155)	(686,155)

Balance, December 31, 2005	200	$39,500	$6,449	$(14,704)	$302,777	$334,022

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2005, 2004 and 2003
(dollars in thousands)

Note 1. Description of the Business

        TAP Pharmaceutical Products Inc. and subsidiaries (TAP) is a Delaware corporation owned equally by Abbott Laboratories (Abbott), an Illinois corporation, and Takeda America Holdings, Inc., a wholly-owned subsidiary of Takeda Pharmaceutical Company, Ltd., a Japanese corporation (collectively Takeda). TAP is headquartered in Lake Forest, Illinois and has approximately 3,100 employees. Under an agreement between Abbott and Takeda, TAP develops, markets and sells human pharmaceutical products in the United States, Puerto Rico, and Canada. TAP operates as one business segment with sales primarily in the United States.

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

        TAP's products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's primary products are as follows:

	2005	2004	2003
Prevacid	$2,501,052	$2,592,116	$3,190,220
Lupron	698,806	770,210	787,768

        Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP's accounts receivable are derived from sales to wholesale distributors. Three U.S. wholesale distributors accounted for more than 10% of TAP's gross sales as follows:

	2005	2004	2003
Wholesale distributor A	22%	20%	25%
Wholesale distributor B	20%	19%	24%
Wholesale distributor C	14%	19%	17%

        In 2005, TAP licensed the Prevacid trademark, certain patents and technical information to a third party for the over-the-counter sale of Prevacid in the United States. Consideration for the license includes upfront and milestone payments in addition to royalties on future over-the-counter sales of Prevacid.

        TAP has no material exposures to off-balance sheet arrangements; nor special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value, except for the equity swap agreements that hedge market price exposure for employee stock options as described in Note 6.

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

        INVESTMENT SECURITIES — Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive (loss).

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2005	2004
Finished goods	$104,931	$95,337
Work-in-process	55,309	65,952

Total inventories	$160,240	$161,289

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to a common carrier). Revenue from license of product rights is recorded over the periods earned. Provisions for estimated rebates and sales incentives to customers, doubtful accounts, cash discounts, product returns and customer chargebacks are provided for in the period of the related sale. Rebates and sales incentives are recorded as accrued rebates in the balance sheets. Reserves for doubtful accounts, cash discounts, product returns and customer chargebacks are recorded as reductions to accounts receivable. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

        RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $203,375, $227,882 and $344,141 for 2005, 2004 and 2003, respectively.

        INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of assets and liabilities.

        RECLASSIFICATIONS — Investments in auction rate securities at December 31, 2003 of $237,750 have been reclassified from cash and cash equivalents to short-term investments because such investments had maturities greater than 90 days. This reclassification increased investing activities in 2004 and decreased investing activities in 2003 as reflected in the accompanying Consolidated Statements of Cash Flows. In addition, certain other reclassifications have been made to prior year financial statements to conform to the current-year presentation.

Note 3. Property and Equipment and Lease Obligations

        Property and equipment consists of the following at December 31:

	2005	2004
Land and land improvements	$13,337	$13,337
Building	17,884	17,884
Leasehold improvements	687	687
Furniture and fixtures	34,802	33,919
Computer hardware and software	48,708	45,628
Construction-in-progress	2,297	2,296
Automobiles under capital leases	49,237	52,113
Tooling	1,360	1,741

Property and equipment	168,312	167,605
Less accumulated depreciation and amortization	(57,784)	(54,543)

Property and equipment, net	$110,528	$113,062

        TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases, which expire at various dates through 2011. Lease expense totaled $5,153, $4,990 and $5,220 for 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2005 consist of the following:

2006	$17,142
2007	13,770
2008	10,082
2009	4,231
Thereafter	3,676

Total	$48,901

Note 4. Financial Instruments and Derivatives

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

        Effectiveness of the forward contracts is based on changes in the forward rates. Effectiveness of call options is based solely on the changes in fair value. The effective portion of the changes in value of both forward and option contracts is recorded in Accumulated other comprehensive (loss), and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        At December 31, 2005, TAP had outstanding foreign exchange forward contracts with notional values of $392,096 and fair values of $(18,638). There were no foreign currency contracts outstanding at December 31, 2004. The fair value of these contracts is recorded as accounts payable and other liabilities at December 31, 2005. During 2005, 2004, and 2003 cash flow hedge ineffectiveness was not material.

        The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short-term maturity of the investments. The fair value of long-term investments in debt obligations was $74,111 as of December 31, 2004.

Note 5. Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 6 for further details). TAP is billed for its share of the costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. TAP made contributions in 2005, 2004 and 2003 of $16,000, $43,088 and $16,520, respectively, to the plan. TAP's contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions. TAP's contributions for 2005, 2004, and 2003 were $12,619, $11,563 and $11,251, respectively.

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

	2005	2004
Change in benefit obligations:
Projected benefit obligations, January 1	$23,067	$20,589
Service cost	2,592	2,467
Interest cost	1,242	1,119
Actuarial loss (gain)	1,102	(763)
Benefits paid	(325)	(345)

Projected benefit obligations, December 31	$27,678	$23,067

Reconciliation of funded status:
Unfunded status	$(27,678)	$(23,067)
Unrecognized net actuarial loss	12,390	11,670
Unrecognized prior service cost	(7,544)	(7,945)

Accrued post-employment benefit liability, December 31	$(22,832)	$(19,342)

        The components of net cost are as follows:

	2005	2004	2003
Service cost	$2,592	$2,467	$2,149
Interest cost	1,242	1,119	978
Net amortization	(19)	19	(6)

Net cost	$3,815	$3,605	$3,121

        The discount rates used to determine benefit obligations for medical and dental plans as of December 31, the measurement date for the plan, was 5.75 percent and 5.8 percent for 2005 and 2004, respectively. The discount rates used to determine net cost for medical and dental plans for 2005, 2004 and 2003 were 5.8 percent, 6.0 percent, and 6.75 percent, respectively.

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2005	2004	2003
Health care cost trend rate assumed for the next year	7%	7%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2007	2007

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of December 31, 2005 by approximately $7,012 and $(5,255), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the year then ended by approximately $1,123 and $(827), respectively.

        Total benefit payments expected to be paid to participants from company assets for post-employment medical and dental benefits are as follows:

2006	$427
2007	474
2008	550
2009	609
2010	732
2011 to 2015	5,954

Note 6. Incentive Stock Program

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

        As of December 31, 2005 and 2004, TAP has recorded a derivative liability for options granted after the adoption of EITF No. 02-08 of $37,982 and $42,390, respectively. Changes in the fair value of these options are recorded as Selling, general and administrative expense. Fair value is determined using the Black-Scholes option-pricing model.

        As of December 31, 2005 and 2004, TAP has recorded a liability for exercised options of $7,119 and $4,199, respectively, as Payable to Abbott. TAP also has recorded a liability for options issued before the adoption of EITF No. 02-08 for the difference between the market value and strike price of vested yet unexercised options of $5,009 and $19,402 as of December 31, 2005 and 2004, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $(12,553), $26,493 and $25,350 was recorded as Selling, general and administrative expense in 2005, 2004 and 2003, respectively.

        Due to the impact of significant fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of one to three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires ongoing quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $(212) and $19,559 as of December 31, 2005 and 2004, respectively, and is recorded as Prepaid expenses and other assets in the balance sheets. For 2005, 2004 and 2003, TAP recorded as Selling, general and administrative expenses $27,945, $(19,085) and $(28,600), respectively, of loss (gain) related to the equity swap investments.

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment." The effect of adopting the new rules on reported income is dependent on the number of options granted in the future and the fair value of those options.

Note 7. Income Taxes

        Loss contingency provisions are recorded for the estimated amount of audit settlements under the provisions of Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." TAP's U.S. income tax liabilities for years 1999 and forward are subject to final determination by the Internal Revenue Service (IRS). The IRS has challenged the deductibility of an item in TAP's 2001 tax return. Management believes its deduction is proper and expects the ultimate resolution will not have a material impact on TAP's financial position, cash flows or results of operations. To the extent that amounts that have been previously deducted differ materially from the actual amounts that are determined to be deductible, TAP's net earnings in future periods could be materially affected.

        Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The provision for income taxes includes the following components:

	2005	2004	2003
Current:
U.S. Federal	$407,274	$481,880	$595,393
State	15,560	18,879	23,331

Total current	422,834	500,759	618,724

Deferred:
U.S. Federal	66,444	(62,788)	32,520
State	7,281	(6,888)	2,322

Total deferred	73,725	(69,676)	34,842

Total	$496,559	$431,083	$653,566

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.0	0.8	0.9
Other	—	0.7	0.1

Effective tax rate	36.0%	36.5%	36.0%

        The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2005	2004
Non-currently deductible escrow payment	$30,960	$54,750
Accounts receivable allowances and inventory reserves	18,499	14,635
Accrued rebates	—	7,618
Accrued compensation and benefits	15,543	5,921
Other, primarily accrued legal expenses, state and local taxes, and prepaid royalties not currently deductible	24,657	72,084

Total	89,659	155,008
Less current portion	(72,029)	(120,051)

Long-term net deferred tax assets	$17,630	$34,957

Note 8. Litigation and Related Matters

        TAP, along with its shareholders have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP's marketing and pricing of Lupron. In 2004, TAP reached an agreement with plaintiffs to settle the allegations for $150,000 and dismiss TAP, Takeda and Abbott from the cases and recorded a charge of $125,000 in Selling, general and administrative expense. However, certain insurance companies opted out of the Lupron settlement to pursue their claims separately and certain individuals have opted out of the settlement. In 2005, TAP recorded an additional charge of $12,300 and the settlement received court approval. The claims of the remaining plaintiffs are not material and are reserved for by TAP.

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

Note 9. Related-Party Transactions

        Various agreements exist among TAP, Abbott and Takeda. All amounts due from and payable to Abbott and Takeda have been respectively netted in the balance sheets in the captions Payable to Abbott and Payable to Takeda.

        TAP pays Abbott for services related to packaging and warehousing, research and development, administrative functions, and, in 2004 and 2003, a residual royalty under a co-promotion agreement. Amounts incurred for these services totaled $59,969, $142,676 and $312,309 for 2005, 2004 and 2003, respectively. Under the co-promotion agreement, Abbott promoted Prevacid until June 30, 2003. Abbott acted as an agent for TAP and did not take title or ownership of TAP's products. In addition, Abbott purchased, for international markets, TAP's products for $75,295, $73,934 and $69,691 in 2005, 2004 and 2003, respectively.

        TAP purchases all Lupron Depot and Prevacid unpackaged finished goods inventories from Takeda. Purchases are contracted at fixed Yen-denominated prices. The actual cost, in U.S. dollars, paid to Takeda for purchases of these inventories in 2005, 2004 and 2003, totaled $753,096, $714,712 and $733,757, respectively. TAP has royalty agreements with Takeda for sales of Lupron, Lupron Depot and Prevacid. For 2005, 2004 and 2003, TAP recorded royalty expense of $173,878, $179,256 and $216,341, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products, Inc.:

We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products, Inc. and subsidiaries (TAP) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of TAP's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TAP's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 3, 2006

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 73 hereof. The report of Abbott's independent registered public accounting firm related to management's assessment of the effectiveness of internal control over financial reporting is included on page 75 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2005, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference are "Committees of the Board of Directors," "Information Concerning Nominees for Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the 2006 Abbott Laboratories Proxy Statement. The 2006 Proxy Statement will be filed on or about March 21, 2006. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 19 through 25 hereof.

        Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Abbott's code of business conduct, which is available free of charge through Abbott's investor relations website (www.abbottinvestor.com) and is available in print to any shareholder who sends a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 362, AP6D2, Abbott Park, Illinois 60064-6048, attn. Investor Relations. Abbott intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott's principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2006 Proxy Statement under the headings "Compensation of Directors" and "Executive Compensation," other than the Report of the Compensation Committee and the Performance Graph, is incorporated herein by reference. The 2006 Proxy Statement will be filed on or about March 21, 2006.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  (a)
  Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,977,323	$42.71	24,058,873	(1)
Equity compensation plans not approved by security holders(2)	145,488	$18.34	4,434,318	(3)
Total	141,122,811	$42.69	28,493,191
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

The 1996 Program automatically authorizes the annual addition of Abbott common stock for use in connection with the grant of 1996 Program benefits. The Program's automatic annual addition is equal to 1.5 percent of Abbott's total issued and outstanding common shares on the first day of each calendar year beginning January 1, 2000.
(2)	(i)
Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2005, 145,488 options remained outstanding under the plans. These options have a weighted-average purchase price of $18.34.
(ii)
Abbott Laboratories Affiliate Employee Stock Purchase Plan. Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares purchased may come from either Abbott's authorized but unissued shares or its treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.
(iii)
Abbott Laboratories Employee Share Ownership Plan. Eligible employees of Abbott's affiliates in the United Kingdom may participate in this plan. Each eligible employee may contribute up to 10% of his or her salary, subject to a maximum statutory limit of £125 per month. Each month, these contributions are used to buy Abbott shares on the open market at its then current market price. The plan contains an employer matching share feature under which the participating employers purchase an Abbott common share on the open market for each share purchased by the employee with the first 1.75% of salary. Matching shares cannot be sold or transferred from the plan for a period of three years from the date of allocation. The plan is tax approved.
(iv)
Abbott Canada Stock Retirement Purchase Plan. Eligible employees of Abbott Canada may participate in the plan. Each eligible employee may contribute 2% of eligible compensation up to a maximum of $4,000 (Canadian). Abbott Canada matches employee contributions on the basis of a formula that takes into account both the amount of the employee's contributions and the employee's length of service. Contributions are used to buy Abbott common shares on the open market at its then current market price.

(v)
Abbott Laboratories Equity-Based Award/Recognition Plan. Abbott uses stock award plans to motivate and reward employee performance. For example, Abbott shares are awarded to employees who have been granted a patent or met other performance based criteria. Abbott purchases the shares awarded under these plans on the open market.
(3)	The number of securities includes:
	(i)	2,021,777 shares available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan,
	(ii)	1,324,945 shares available for issuance under the Abbott Laboratories Employee Share Ownership Plan,
	(iii)	617,786 shares available for issuance under the Abbott Canada Stock Retirement Plan, and
	(iv)	469,810 shares available for issuance under the Abbott Laboratories Equity-Based Award/Recognition Plan.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 10 entitled "Incentive Stock Program," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
  (b)
  Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2006 Proxy Statement. The 2006 Proxy Statement will be filed on or about March 21, 2006.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The material to be included in the 2006 Proxy Statement under the heading "Related Transactions" is incorporated herein by reference. The 2006 Proxy Statement will be filed on or about March 21, 2006.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the material under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" in the 2006 Proxy Statement. The 2006 Proxy Statement will be filed on or about March 21, 2006.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K.

Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 45 hereof, for a list of financial statements.

Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products Inc.:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	96
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm on Supplemental Schedule	97
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X
TAP Pharmaceutical Products Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	98
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm on Supplemental Schedule	99

Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 100 through 105 of this Form 10-K.

Exhibits filed (see Exhibit Index on pages 100 through 105).

Financial Statement Schedules filed (pages 96 and 98).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer Date: February 21, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 21, 2006 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories

/s/ RICHARD A. GONZALEZ Richard A. Gonzalez President and Chief Operating Officer, Medical Products Group and Director of Abbott Laboratories	/s/ WILLIAM M. DALEY William M. Daley Director of Abbott Laboratories

/s/ JEFFREY M. LEIDEN Jeffrey M. Leiden President and Chief Operating Officer, Pharmaceutical Products Group and Director of Abbott Laboratories	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories

/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories

/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ JACK M. GREENBERG Jack M. Greenberg Director of Abbott Laboratories

/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories	/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories

/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories

/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories	/s/ JOHN R. WALTER John R. Walter Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries		Balance at End of Year
2005	$231,704	$59,498	$(87,519)		$203,683
2004	259,514	66,619	(94,429	)(b)	231,704
2003	198,116	132,622	(71,224)		259,514
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

(b)
2004 amounts charged off, net of recoveries includes $18,189 allowance transferred to Hospira, Inc.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Shareholders of
Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2005, 2004 and 2003, and for the years then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 17, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and included elsewhere in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 17, 2006

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2005	$44,853	$145,684	$(133,090)	$57,447
2004	37,824	130,497	(123,468)	44,853
2003	27,764	150,726	(140,666)	37,824
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products Inc.:

        We have audited the consolidated financial statements of TAP Pharmaceutical Products, Inc. and subsidiaries (TAP) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 3, 2006; such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of TAP, listed in Item 15. This consolidated financial statement schedule is the responsibility of TAP's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
February 3, 2006

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2005

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
3.1	*Articles of Incorporation, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q. (see also Exhibit 4.33, below.)
3.2	*Corporate By-Laws, Abbott Laboratories filed as Exhibit 3.1 to the Abbott Laboratories Current Report dated April 22, 2005 on Form 8-K.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.
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
4.25	*Form of 3.5% Note issued pursuant to the Indenture filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.26	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.27	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.28	*Form of 3.75% Note issued pursuant to the Indenture. Notes filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.29	*Form of 4.35% Note issued pursuant to the Indenture. Notes filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.

4.30	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes. Notes filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.31	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes. Notes filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
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
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	* The Abbott Laboratories 1991 Incentive Stock Program, as amended, filed as Exhibit 10.2 to the 2003 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan, as amended, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.6	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 21, 2006.**
10.7	*The Abbott Laboratories 1996 Incentive Stock Program, as amended, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
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
10.16
*Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**
10.17	*1998 Abbott Laboratories Performance Incentive Plan filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.**
10.18	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, filed as Exhibit 10.17 to the 2004 Abbott Laboratories Annual Report on Form 10-K.**
10.19
*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.20
*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.21
*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.22
*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.23
*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.24
*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.25
*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.26
*Form of Agreement Between Abbott Laboratories and each of the named executive officers, regarding Change in Control filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.27	Base Salary of Named Executive Officers.**
10.28	Transaction Agreement between Boston Scientific Corporation and Abbott Laboratories, dated as of January 8, 2006.
10.29	Amendment No. 1 to Transaction Agreement dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories.
10.30	Amendment No. 2 to Transaction Agreement dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories.
10.31	Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, J.M. Leiden, R.A. Gonzalez, and T.C. Freyman. **
10.32
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**
10.33
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**
10.34
*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**
10.35
*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**
10.36
*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

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

        The 2006 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 21, 2006.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  ITEM 1. BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS
NARRATIVE DESCRIPTION OF BUSINESS
INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL
INTERNATIONAL OPERATIONS
INTERNET INFORMATION
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
Consolidated Balance Sheet
Consolidated Statement of Shareholders' Investment
Notes to Consolidated Financial Statements
Management Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
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
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003 (in thousands of dollars)
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2005