Form 10-Q
period 2006-03-31
ABBOTT LABORATORIES
filed 2006-05-04
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of March 31, 2006, Abbott Laboratories had 1,526,217,499 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2006	2005
Net Sales	$5,183,459	$5,382,679

Cost of products sold	2,169,704	2,522,531
Research and development	485,142	436,656
Selling, general and administrative	1,464,415	1,287,621
Total Operating Cost and Expenses	4,119,261	4,246,808

Operating Earnings	1,064,198	1,135,871

Net interest expense	34,519	42,270
(Income) from TAP Pharmaceutical Products Inc. joint venture	(101,311)	(82,845)
Net foreign exchange (gain) loss	(610)	(3,046)
Other (income) expense, net	(3,417)	1,636
Earnings Before Taxes	1,135,017	1,177,856
Taxes on Earnings	270,134	339,968
Net Earnings	$864,883	$837,888

Basic Earnings Per Common Share	$0.57	$0.54
Diluted Earnings Per Common Share	$0.56	$0.53

Cash Dividends Declared Per Common Share	$0.295	$0.275

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,529,862	1,556,232
Dilutive Common Stock Options and Awards	7,833	13,273

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,537,695	1,569,505

Outstanding Common Stock Options Having No Dilutive Effect	86,456	45,837

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2006	2005
Cash Flow From (Used in) Operating Activities:
Net earnings	$864,883	$837,888
Adjustments to reconcile earnings to net cash from operating activities –

Depreciation	248,746	224,530
Amortization of intangibles	123,846	120,350
Trade receivables	263,130	141,588
Inventories	159,943	(65,386)
Other, net	(492,567)	(736,582)
Net Cash From Operating Activities	1,167,981	522,388

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(296,252)	(334,143)
Investment securities transactions	2,419	723,604
Other	1,503	1,343
Net Cash (Used in) From Investing Activities	(292,330)	390,804

Cash Flow From (Used in) Financing Activities:
Proceeds from commercial paper, net	—	493,000
Payment of long-term debt	(425,000)	—
Other borrowing transactions, net	59,176	7,450
Purchases of common shares	(754,502)	(602,227)
Proceeds from stock options exercised, including tax benefit	93,479	76,797
Dividends paid	(423,551)	(405,740)
Net Cash (Used in) Financing Activities	(1,450,398)	(430,720)

Effect of exchange rate changes on cash and cash equivalents	9,018	(16,052)

Net cash provided by operating activities of discontinued operations	15,138	11,339

Net (Decrease) Increase in Cash and Cash Equivalents	(550,591)	477,759
Cash and Cash Equivalents, Beginning of Year	2,893,687	1,225,628
Cash and Cash Equivalents, End of Period	$2,343,096	$1,703,387

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2006	December 31 2005
Assets
Current Assets:
Cash and cash equivalents	$2,343,096	$2,893,687
Investment securities, primarily time deposits and certificates of deposit	61,566	62,406
Trade receivables, less allowances of $202,585 in 2006 and $203,683 in 2005	3,342,637	3,576,794
Inventories:
Finished products	1,099,378	1,203,557
Work in process	652,745	630,267
Materials	666,414	708,155
Total inventories	2,418,537	2,541,979
Prepaid expenses, deferred income taxes, and other receivables	2,341,463	2,181,260
Assets held for sale	101,533	129,902
Total Current Assets	10,608,832	11,386,028
Investment Securities, primarily equity securities	138,304	134,013
Property and Equipment, at Cost	12,982,843	12,760,421
Less: accumulated depreciation and amortization	6,929,930	6,757,280
Net Property and Equipment	6,052,913	6,003,141
Intangible Assets, net of amortization	4,656,050	4,741,647
Goodwill	5,258,986	5,219,247
Other Long-term Assets and Investments in Joint Ventures	1,790,900	1,624,201
Assets Held for Sale	25,515	32,926
	$28,531,500	$29,141,203
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$292,360	$212,447
Trade accounts payable	930,821	1,032,516
Salaries, dividends payable, and other accruals	3,647,906	3,771,274
Income taxes payable	393,394	488,926
Current portion of long-term debt	1,848,479	1,849,563
Liabilities of operations held for sale	47,580	60,788
Total Current Liabilities	7,160,540	7,415,514

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	2,776,317	2,737,852
Long-term Debt	4,151,776	4,571,504
Liabilities of Operations Held for Sale	722	1,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2006: 1,539,659,521; 2005: 1,553,769,958	3,666,015	3,477,460
Common shares held in treasury, at cost - Shares: 2006: 13,442,022; 2005: 14,534,979	(196,295)	(212,255)
Earnings employed in the business	10,109,898	10,404,568
Accumulated other comprehensive income (loss)	862,527	745,498
Total Shareholders’ Investment	14,442,145	14,415,271
	$28,531,500	$29,141,203

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2006

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Supplemental Financial Information

(dollars in thousands)

	Three Months Ended March 31
	2006	2005
Net Interest Expense:
Interest expense	$72,971	$57,315
Interest income	(38,452)	(15,045)
Total	$34,519	$42,270

Supplemental Cash Flow Information – Other, net in Net Cash From Operating Activities for 2006 and 2005 includes the effects of contributions to the main domestic defined benefit plan of $200,000 and $641,000, respectively, and to the post-employment medical and dental plans of $40,000 and $140,000, respectively.

Note 3 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first quarter 2005 include additional income taxes of approximately $57 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004. The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 4 – Litigation and Environmental Matters

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, Abbott estimates the range of possible loss to be from approximately $25 million to $135 million. The recorded reserve balance at March 31, 2006 for these proceedings and exposures was approximately $50 million. These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 5 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2006	2005	2006	2005

Service cost — benefits earned during the period	$54.7	$49.5	$13.1	$9.8
Interest cost on projected benefit obligations	69.5	64.6	19.5	16.1
Expected return on plans’ assets	(93.9)	(87.8)	(3.9)	(2.2)
Net amortization	20.6	15.6	5.3	2.3

Net cost	$50.9	$41.9	$34.0	$26.0

Abbott funds its domestic defined benefit plans according to IRS funding limitations. In the first quarters of 2006 and 2005, $200 and $641, respectively, was contributed to the main domestic defined benefit plan and $40 and $140, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended March 31
	2006	2005
Foreign currency translation gain (loss) adjustments	$97,726	$(59,687)
Unrealized gains (losses) on marketable equity securities	2,547	(16,660)
Net adjustments for derivative instruments designated as cash flow hedges	16,756	24,677
Other comprehensive income (loss), net of tax	117,029	(51,670)
Net Earnings	864,883	837,888
Comprehensive Income	$981,912	$786,218

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments	$(858,901)	$(1,655,214)
Minimum pension liability adjustments	8,931	355,103
Cumulative unrealized (gains) on marketable equity securities	(10,994)	(1,041)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(1,563)	29,090

Note 7 – Segment Information

(dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. Effective January 1, 2006, Abbott’s segments were reorganized to reflect the shift of nutritional products from Abbott’s International division to a newly formed division, Abbott Nutrition International. As a result of this reorganization, total assets of approximately $850 have been transferred from the International division to the Abbott Nutrition International Products division. For segment reporting purposes, Abbott’s Ross Products division and the Abbott Nutrition International division are aggregated and reported as the Nutritional Products segment and the U.S. and international pharmaceutical products divisions are aggregated and reported as the Pharmaceutical Products segment. Abbott’s reportable segments are as follows:

Pharmaceutical Products— Worldwide sales of a broad line of pharmaceuticals. For segment reporting purposes, two pharmaceutical divisions are aggregated and reported as the Pharmaceutical Products segment.

Diagnostic Products— Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites. For segment reporting purposes, four diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Nutritional Products— Worldwide sales of a broad line of adult and pediatric nutritional products. For segment reporting purposes, two nutrition divisions are aggregated and reported as the Nutritional Products segment.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Substantially all intangible assets and related amortization from business acquisitions are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
	2006	2005	2006	2005
Pharmaceuticals (a)	$2,895	$3,304	$1,015	$1,011
Diagnostics	918	887	54	98
Nutritionals	1,142	995	388	292
Total Reportable Segments	4,955	5,186	1,457	1,401
Other	228	197
Net Sales	$5,183	$5,383
Corporate functions and benefit plans costs			78	48
Non-reportable segments			10	47
Net interest expense			35	42
(Income) from TAP Pharmaceutical Products Inc. joint venture			(101)	(83)
Share-based compensation (b)			146	8
Other, net, including amortization of intangible assets			154	161
Consolidated Earnings Before Taxes			$1,135	$1,178

(a)          The decrease in Pharmaceutical Product segment sales was due primarily to the effects of the amendment to the Boehringer Ingelheim distribution agreement.

(b)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Note 8 – Incentive Stock Programs

In the first quarter of 2006, Abbott granted 22,967,958 stock options, 1,545,630 replacement stock options, 987,600 (net of forfeitures of 100,000) restricted stock awards and 594,400 restricted stock units under the programs. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options granted in 2006 vest equally over three years except for replacement options, which vest in six months. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Except for replacement options, options granted after December 31, 2004 do not have a replacement option feature. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied. Restricted stock awards granted in 2006 have a 5 year term, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units granted in 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At March 31, 2006, approximately 24 million shares were reserved for future grants.

The number of restricted stock awards and units outstanding and their weighted-average grant-date fair value at January 1, 2006 and March 31, 2006 was 2,381,800 ($50.09) and 3,579,214 ($47.42), respectively. The number of restricted stock awards and units, and their weighted-average grant-date fair value, granted, vested and lapsed during the three months ended March 31, 2006 were 1,682,000 ($44.14), 384,586 ($50.46) and 100,000 ($44.16), respectively. The fair value of restricted stock awards and units vested in the three months ended March 31, 2006 and 2005 was $17,623,152 and $4,062,217, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
January 1, 2006	141,122,811	$42.69	6.3	98,328,158	$42.77	5.4
Granted	24,513,588	44.09
Exercised (total intrinsic value was $60,588,307)	(5,117,642)	31.37
Lapsed	(1,805,543)	46.85
March 31, 2006	158,713,214	$43.22	6.7	113,126,218	$42.79	5.7

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2006 was $325 million and $314 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at March 31, 2006 amounted to approximately $350 million and is expected to be recognized over the next three years.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Under the revised standard, awards issued prior to 2006 are charged to expense under the prior rules, and awards issued after 2005 are charged to expense under the revised rules. Total non-cash compensation expense charged against income in the first quarter of 2006 for share-based plans totaled approximately $146 million and the tax benefit recognized was approximately $35 million. Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards. Compensation cost capitalized as part of inventory is not significant. Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Abbott used the modified prospective method of adoption. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Had compensation cost been determined using the fair value-based accounting method in 2005, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

Three Months Ended March 31, 2005

Net earnings, as reported	$838
Compensation cost under fair value-based accounting method, net of taxes of $25	(90)
Net earnings, pro forma	$748
Basic EPS, as reported	$0.54
Basic EPS, pro forma	0.48
Diluted EPS, as reported	0.53
Diluted EPS, pro forma	0.48

The weighted average fair value of an option granted in 2006 and 2005 was $11.72 and $12.17, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005
Risk-free interest rate	4.6%	3.8%
Average life of options (years)	6.1	5.4
Volatility	28.0%	29.0%
Dividend yield	2.7%	2.2%

The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option granted in 2006 is based on both historical and projected exercise and lapsing data. Prior to 2006, the average life of an option granted was based on historical experience. Expected volatility for 2006 option grants is based on implied volatilities from traded options on Abbott’s stock and historical volatility of Abbott’s stock over the expected life of the option. Expected volatility for options granted prior to 2006 was based on historical volatility over a period prior to the option grant equal to the option’s expected life. Dividend yield is based on the option’s exercise price and annual dividend rate at the time of grant.

Note 9 – Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2006	2005
Net sales	$784.6	$760.8
Cost of sales	209.4	222.8
Income before taxes	319.1	260.9
Net earnings	202.6	165.7

	March 31 2006	December 31 2005
Current assets	$1,386.8	$1,339.1
Total assets	1,519.9	1,470.2
Current liabilities	1,150.7	1,082.2
Total liabilities	1,209.4	1,136.2

Note 10 – Goodwill and Intangible Assets

(dollars in millions)

Foreign currency translation adjustments and other adjustments increased (decreased) goodwill in the first quarter 2006 and 2005 by approximately $40 and $(43), respectively. There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $6,820 as of March 31, 2006 and $6,776 as of December 31, 2005, and accumulated amortization was $2,182 as of March 31, 2006 and $2,053 as of December 31, 2005. Intangible assets with indefinite lives are not significant. The estimated annual amortization expense for intangible assets is $487 in 2006, $474 in 2007, $465 in 2008, $464 in 2009, and $467 in 2010. Intangible assets are amortized primarily on a straight-line basis over 4 to 25 years (average 13 years).

Note 11 – Restructuring Plans

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations. An additional $7 million was subsequently recorded in the first quarter 2006 relating to these restructurings, primarily for accelerated depreciation.

The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(36.2)	—	(36.2)
Accrued balance at March 31, 2006	$118.6	$—	$118.6

Note 12 – Subsequent Event

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant. Abbott will also pay $250 million each upon government approvals to market Guidant’s drug-eluting stent in the U.S. and in Japan. Abbott also acquired $1.4 billion of Boston Scientific common stock directly from Boston Scientific, and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The loan is guaranteed by Boston Scientific, bears interest at 4 percent and is due in April 2011. The acquisition of Guidant’s vascular intervention and endovascular solutions businesses and the Boston Scientific common stock and the loan to Boston Scientific were financed with commercial paper borrowings of approximately $4.1 billion and approximately $2.3 billion of cash.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31:

(dollars in millions)

	Net Sales to External Customers		Absolute Percent	Percent Change Excluding BI
	2006	2005	Change (a)	Products (b)

Pharmaceuticals	$2,895	$3,304	(12.4)	1.5
Diagnostics	918	887	3.5	3.5
Nutritionals	1,142	995	14.7	14.7
Total Reportable Segments	4,955	5,186	(4.5)	4.7
Other	228	197	16.5	16.5
Net Sales	$5,183	$5,383	(3.7)	5.2

Total U.S.	$2,674	$2,963	(9.7)	6.7

Total International	$2,509	$2,420	3.7	3.7

a)              Percentage changes are versus the prior year and are based on unrounded numbers.

b)             The Pharmaceutical Products segment has an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement. Effective January 1, 2006, Abbott no longer distributes or records sales for distribution activities for the BI products. Abbott continued to co-promote one product, Micardis, through March 31, 2006, and receives residual commissions on BI’s sales of the products.

Worldwide sales for the first quarter 2006 compared to 2005, excluding sales of BI products, reflect primarily unit growth and are partially offset by the negative effect of the relatively stronger U.S. dollar. The relatively stronger U.S. dollar decreased first quarter 2006 consolidated net sales 2.7 percent and decreased Total International sales 6.0 percent over the first quarter of 2005. In addition, the effect of the relatively stronger U.S. dollar decreased first quarter 2006 sales in the Diagnostic Products segment by 4.4 percent and sales in the Pharmaceutical Products segment by 2.8 percent. Sales for the Nutritional Products segment were favorably impacted in 2006 by incremental revenue from a revised agreement for the U.S. promotion of Synagis.

A comparison of the product group sales by segment for the three months ended March 31 is as follows: (dollars in millions)

	Three Months Ended March 31
	Percentage		Percentage
	2006	Change (a)	2005	Change (a)
Pharmaceuticals —
U.S. Pharmaceutical Operations	$877	3.4	$849	13.1
U.S. Specialty Operations	484	10.6	438	10.6
International Other Pharmaceuticals	904	2.5	882	23.4
International Anti-Infectives	219	(16.2)	261	6.4
International Hospital Pharmaceuticals	149	3.3	144	10.2

Diagnostics —
Immunochemistry	510	(2.3)	522	2.6
Diabetes Care	273	10.7	247	74.0

Nutritionals —
U.S. Pediatric Nutritionals	272	(1.9)	278	(6.4)
International Pediatric Nutritionals	200	30.9	153	12.7
U.S. Adult Nutritionals	262	2.4	256	20.8
International Adult Nutritionals	176	6.8	165	9.0

a) Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Humira and Tricor in 2006 favorably impacted U.S Pharmaceutical Operations. These increases were partially offset by lower U.S. sales of Biaxin due to generic competition for the immediate-release formulation as well as a weaker flu season. U.S. sales of Biaxin were $51 million and $114 million in the first quarter of 2006 and 2005, respectively. U.S. Specialty Operations were favorably impacted by increased sales of Kaletra and Depakote and decreased sales volume of clarithromycin unfavorably impacted International Anti-Infectives. Diabetes Care product sales in 2005 were favorably impacted by the acquisition of TheraSense in the second quarter of 2004. The decrease in sales of U.S. pediatric nutritionals in the Nutritional Products segment in 2006 and 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Abbott used the modified prospective method of adoption. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Total non-cash compensation expense charged against income in the first quarter of 2006 for share-based plans totaled approximately $146 million. Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the grants of share-based awards.

The gross profit margin was 58.1 percent for the first quarter 2006, compared to 53.1 percent for the first quarter 2005. The increase in the gross profit margin was due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that have lower margins than for other products in the Pharmaceutical Products segment.

Research and development expenses increased 11.1 percent in the first quarter 2006 over the first quarter 2005. Included in research and development expenses in 2006 is approximately $32 million of compensation expense relating to share-based awards. This increased research and development expenses by 7.2 percentage points over 2005. The remaining increase was due, in part, to increased spending to support pipeline programs, including follow-on indications for Humira, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular devices. The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2006 increased 13.7 percent over the first quarter 2005. Included in selling, general and administrative expenses in 2006 is approximately $95 million of incremental compensation expense relating to share-based awards. This increased selling, general and administrative expenses by 7.5 percentage points over 2005. The remaining increase was due primarily to increased selling and marketing support for new and existing products, including continued spending for Humira, as well as spending on other marketed pharmaceutical products.

Restructurings

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations. An additional $7 million was subsequently recorded in the first quarter 2006 relating to these restructurings, primarily for accelerated depreciation.

The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(36.2)	—	(36.2)
Accrued balance at March 31, 2006	$118.6	$—	$118.6

Interest Expense

Net interest expense decreased in the first quarter 2006 due to higher interest income as a result of higher investment balances and interest rates, partially offset by higher interest expense due to higher interest rates.

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture is higher in 2006 compared to 2005 due primarily to higher sales.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and for the first quarter 2005 include additional income taxes of approximately $57 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004. The effect of the increased income taxes on the remittance of foreign earnings was to increase the first quarter 2005 effective tax rate by approximately 4.9 percentage points. The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Business Acquisition Subsequent to March 31, 2006

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant. Abbott will also pay $250 million each upon government approvals to market Guidant’s drug-eluting stent in the U.S. and in Japan. Abbott also acquired $1.4 billion of Boston Scientific common stock directly from Boston Scientific, and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The loan is guaranteed by Boston Scientific, bears interest at 4 percent and is due in April 2011.

Liquidity and Capital Resources at March 31, 2006 Compared with December 31, 2005

Net cash from operating activities for the first three months 2006 totaled approximately $1.2 billion. The increase in cash from operating activities compared to the first quarter 2005 was primarily due to lower contributions to retirement benefit plans in 2006 compared to 2005 and lower inventory levels and trade accounts receivable. The retirement plan payments are included in Other, net in the Condensed Consolidated Statement of Cash Flows. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Guidant’s vascular intervention and endovascular solutions businesses in April 2006 and the Boston Scientific common stock and the loan to Boston Scientific were financed with commercial paper borrowings of approximately $4.1 billion and approximately $2.3 billion of cash.

At March 31, 2006, Abbott had working capital of approximately $3.4 billion compared to working capital of approximately $4.0 billion at December 31, 2005. The decrease in working capital was primarily due to the repayments of long-term debt.

At March 31, 2006, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $7.0 billion, including a $4 billion short-term facility, which supports commercial paper borrowing arrangements. Subsequent to the announced potential acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Standard and Poor’s affirmed its current debt ratings for Abbott and maintained its current “stable” outlook. On April 21, 2006, Moody’s Investors Service affirmed its current debt ratings for Abbott and changed its current outlook from “stable” to “negative.”

In October 2004, the board of directors authorized the purchase of 50 million shares of Abbott’s common stock from time to time. During the three months ended March 31, 2006 and 2005, Abbott purchased approximately 17.3 million and 13.2 million, respectively, of its common shares under this authorization at a cost of approximately $755 million and $602 million, respectively.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott may offer and sell from time to time debt securities in one or more offerings through February 2009. In the first quarter of 2006, Abbott entered into forward interest rate swaps to hedge potential changes in the amount of future interest payments of $1.5 billion on debt that is anticipated to be issued under this registration statement in 2006. The effect of this cash flow hedge is to fix a portion of the effective interest rate on this debt at the market rate of interest at the date the swaps were entered into.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation. Abbott expects debate to continue at both the federal and the state levels over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. International operations are also subject to a significant degree of government regulation. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business and Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2005 and to this Quarterly Report on Form 10-Q.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors and Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 and Item 1A, Risk Factors to this Quarterly Report on Form 10-Q.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In connection with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006, Abbott purchased 64.6 million shares, or $1.4 billion of Boston Scientific common stock and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. Abbott is required to dispose of the shares by October 2008. Unless the shares trade above $30 per share for twenty consecutive days, Abbott cannot dispose of any shares until October 2006. Finally, sales of Boston’s shares are limited to approximately 5.4 million shares per month until October 2007. A hypothetical 20 percent decrease in Boston Scientific’s share price would decrease the fair value of the Boston Scientific shares by approximately $280 million. In addition, Abbott is a creditor of Boston Scientific for the $900 million loan that is due in 2011 and, as such, is subject to credit risk.

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

(b)         Changes in internal control over financial reporting. During the quarter ended March 31, 2006, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                             Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2006, except as otherwise indicated) those described below.

In its 2005 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases brought by private plaintiffs, state counties and State Attorneys General generally seek damages, treble damages, disgorgement of profits, restitution and attorneys’ fees. The federal court cases have been consolidated in the United States District Court for the District of Massachusetts as In re:   Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Forty New York counties and the City of New York have amended previously reported suits by filing a consolidated amended complaint in MDL 1456. Two cases filed in state court and previously reported as being removed to federal court and transferred to MDL 1456 have been remanded to state court:  Commonwealth of Kentucky and State of Illinois.

In its 2005 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of March 31, 2006, there are a total of 162 lawsuits pending in which Abbott is a party. Ten cases are pending in federal court and 152 cases are pending in state court. 153 cases are brought by individual plaintiffs, and 9 cases are brought as purported class action lawsuits. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its 2005 Form 10-K, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, ReductylTM, and ReductalTM) that have been brought either as purported class actions or on behalf of individual plaintiffs. The lawsuits generally allege design defects and failure to warn. Certain lawsuits also allege consumer protection violations and/or unfair trade practices. The previously reported case, Leathers, has been transferred to the United States District Court for the Northern District of Ohio. In January 2006, an additional case, Sugar, was filed in state court in New York, and has since been removed to the United States District Court for the Western District of New York. Outside of the United States, one case is pending in Canada (Mandel, filed in June 2002 in the Ontario Superior Court of Justice, Toronto, Canada) and three cases are pending in Italy (Guerrino, filed in September 2005 in the Civil Court of Rimini, Italy; Russo, filed in March 2006 in the Civil Court of Naples, Italy; and Casartelli, refiled in February 2004 in the Civil Court of Milan, Italy).

In its 2005 Form 10-K, Abbott reported that a case against Takeda Pharmaceutical Company Limited and Takeda America Holdings, Inc. (“Takeda”) is pending in the United States District Court for the Northern District of Illinois. In February 2006, the trial court granted Takeda’s motion to dismiss, ruling that Abbott must pursue its claim against Takeda in Japan. Abbott filed an appeal with the Seventh Circuit.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Item 1A.                                                   Risk Factors

The Financial Review and other sections of this Form 10-Q may contain forward-looking statements that are based on management’s current expectations, estimates, projections, and forecasts. Certain factors, including those described in the section of Abbott’s 2005 Annual Report on Securities and Exchange Commission Form 10-K captioned, “Risk Factors” and in Exhibit 99.1 to that Form 10-K, as well as the additional risks noted below, may cause actual results to differ materially from current expectations, estimates, projections, and forecasts and from past results. Additional risks and uncertainties not presently known to Abbott, or risks Abbott currently considers immaterial, could also affect Abbott’s actual results.

Abbott will have a significant investment in Boston Scientific.

On April 21, 2006, in connection with Abbott’s acquisition of the vascular intervention and endovascular solutions businesses of Guidant Corporation, Abbott purchased 64.6 million shares of Boston Scientific stock for $1.4 billion and loaned BSC International Holding, Limited, (a wholly-owned subsidiary of Boston Scientific) $900 million on a subordinated basis. This loan is payable in April 2011, accrues interest on its outstanding principal amount at a rate of 4.00% per annum, and is unconditionally guaranteed by Boston Scientific. Abbott may not sell any of these Boston Scientific shares until October 2006, unless the average price per share of Boston Scientific’s common stock over any consecutive 20-day trading period exceeds $30.00. In addition, until October 2007, Abbott generally may not, in any one-month period, sell more than approximately 5.4 million shares. For so long as the loan is outstanding, Abbott will be a general unsecured creditor of Boston Scientific with respect to the $900 million loan and, as such, is subject to credit risk. For so long as Abbott holds these shares, Abbott will have a substantial undiversified equity investment in Boston Scientific and, therefore, will be subject to the risk of changes in the market value of those shares.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – January 31, 2006	2,348,583	(1)	$43.046	1,822,000	18,213,556	(2)
February 1, 2006 – February 28, 2006	16,326,511	(1)	$43.602	15,504,000	2,709,556	(2)
March 1, 2006 – March 31, 2006	407,812	(1)	$43.953	0	2,709,556	(2)
Total	19,082,906		$43.541	17,326,000	2,709,556	(2)

1.                       These shares include:

(i)                     the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 513,583 in January, 809,511 in February, and 394,812 in March; and

(ii)                  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan – 13,000 in January, 13,000 in February, and 13,000 in March.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:   May 4, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Amendment No. 3 to Transaction Agreement dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories.

10.2	Amendment No. 4 to Transaction Agreement dated as of April 5, 2006, between Boston Scientific Corporation and Abbott Laboratories.

10.3	Base Salary of Richard A. Gonzalez.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.