Form 10-Q
period 2006-06-30
ABBOTT LABORATORIES
filed 2006-08-08
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification
No. 36-0698440

100 Abbott Park Road
Abbott Park, Illinois 60064-6400

Telephone:  (847) 937-6l00

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐No  ☒

As of June 30, 2006, Abbott Laboratories had 1,527,807,035 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net Sales	$5,501,124	$5,523,800	$10,684,583	$10,906,479

Cost of products sold	2,388,613	2,631,835	4,558,317	5,154,366
Research and development	556,337	445,258	1,041,479	881,914
Acquired in-process and collaborations research and development	493,000	—	493,000	—
Selling, general and administrative	1,520,397	1,351,792	2,984,812	2,639,413
Total Operating Cost and Expenses	4,958,347	4,428,885	9,077,608	8,675,693

Operating Earnings	542,777	1,094,915	1,606,975	2,230,786

Net interest expense	81,683	43,244	116,202	85,514
(Income) from TAP Pharmaceutical Products Inc. joint venture	(134,503)	(107,153)	(235,814)	(189,998)
Net foreign exchange loss	8,017	9,568	7,407	6,522
Other (income) expense, net	(69,556)	2,786	(72,973)	4,422
Earnings Before Taxes	657,136	1,146,470	1,792,153	2,324,326
Taxes on Earnings	44,892	269,418	315,026	609,386
Net Earnings	$612,244	$877,052	$1,477,127	$1,714,940

Basic Earnings Per Common Share	$0.40	$0.56	$0.97	$1.10

Diluted Earnings Per Common Share	$0.40	$0.56	$0.96	$1.09

Cash Dividends Declared Per Common Share	$0.295	$0.275	$0.59	$0.55

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,524,589	1,552,823	1,527,681	1,555,077
Dilutive Common Stock Options and Awards	7,048	16,083	7,441	14,678

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,531,637	1,568,906	1,535,122	1,569,755

Outstanding Common Stock Options Having No Dilutive Effect	96,071	22,469	86,456	22,469

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2006	2005
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,477,127	$1,714,940
Adjustments to reconcile earnings to net cash from operating activities —

Depreciation	494,862	436,130
Amortization of intangibles	271,341	241,727
Share-based compensation	210,957	15,286
Acquired in-process research and development	452,000	—
Trade receivables	311,014	245,285
Inventories	189,214	(3,250)
Other, net	(717,858)	(318,177)
Net Cash From Operating Activities	2,688,657	2,331,941

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses	(4,321,016)	—
Investment in Boston Scientific common stock, note receivable and derivative financial instruments	(2,095,780)	—
Acquisitions of property and equipment	(671,358)	(633,852)
Other investment securities transactions	8,205	746,540
Other	(32,537)	11,629
Net Cash (Used in) From Investing Activities	(7,112,486)	124,317

Cash Flow From (Used in) Financing Activities:
(Repayments) of commercial paper	—	(820,000)
Proceeds from issuance of long-term debt	4,000,000	—
(Repayments) of long-term debt	(501,189)	(150,000)
Other borrowing transactions, net	167,373	12,857
Purchases of common shares	(754,502)	(602,227)
Proceeds from stock options exercised, including tax benefit	155,946	189,843
Dividends paid	(873,616)	(832,319)
Net Cash From (Used in) Financing Activities	2,194,012	(2,201,846)

Effect of exchange rate changes on cash and cash equivalents	59,880	(99,142)

Net cash provided by operating activities of discontinued operations	67,152	66,316

Net (Decrease) Increase in Cash and Cash Equivalents	(2,102,785)	221,586
Cash and Cash Equivalents, Beginning of Year	2,893,687	1,225,628
Cash and Cash Equivalents, End of Period	$790,902	$1,447,214

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$790,902	$2,893,687
Investment securities	305,938	62,406
Trade receivables, less allowances of $207,641 in 2006 and $203,683 in 2005	3,673,178	3,576,794
Inventories:
Finished products	1,262,161	1,203,557
Work in process	667,620	630,267
Materials	702,489	708,155
Total inventories	2,632,270	2,541,979
Prepaid expenses, deferred income taxes, and other receivables	2,495,497	2,181,260
Assets held for sale	—	129,902
Total Current Assets	9,897,785	11,386,028
Investment Securities	1,774,215	134,013
Property and Equipment, at Cost	14,270,986	12,760,421
Less: accumulated depreciation and amortization	7,473,314	6,757,280
Net Property and Equipment	6,797,672	6,003,141
Intangible Assets, net of amortization	5,896,146	4,741,647
Goodwill	7,624,088	5,219,247
Other Long-term Assets and Investments in Joint Ventures	2,071,361	1,624,201
Assets Held for Sale	—	32,926
	$34,061,267	$29,141,203
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$309,203	$212,447
Trade accounts payable	1,036,931	1,032,516
Salaries, dividends payable, and other accruals	4,379,182	3,771,274
Income taxes payable	26,293	488,926
Current portion of long-term debt	1,942,575	1,849,563
Liabilities of operations held for sale	—	60,788
Total Current Liabilities	7,694,184	7,415,514

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	3,006,882	2,737,852
Long-term Debt	8,174,695	4,571,504
Liabilities of Operations Held for Sale	—	1,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2006: 1,541,188,223; 2005: 1,553,769,958	3,791,827	3,477,460
Common shares held in treasury, at cost - Shares: 2006: 13,381,188; 2005: 14,534,979	(195,406)	(212,255)
Earnings employed in the business	10,270,234	10,404,568
Accumulated other comprehensive income (loss)	1,318,851	745,498
Total Shareholders’ Investment	15,185,506	14,415,271
	$34,061,267	$29,141,203

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2006

(Unaudited)

Note 1 — Basis of Presentation

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

Note 2 — Supplemental Financial Information

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30		June 30
	2006	2005	2006	2005
Net Interest Expense:
Interest expense	$110,663	$59,990	$183,634	$117,305
Interest income	(28,980)	(16,746)	(67,432)	(31,791)
Total	$81,683	$43,244	$116,202	$85,514

The increases in Other (income) expense, net for the second quarter and six months ended June 30, 2006 are primarily due to fair value adjustments to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Other, net in Net Cash From Operating Activities for 2006 and 2005 includes the effects of contributions to the main domestic defined benefit plan of $200 million and $641 million, respectively, and to the post-employment medical and dental plans of $40 million and $140 million, respectively, and changes in income taxes, primarily income tax payments.

(dollars in thousands)	June 30	December 31
	2006	2005
Current Investment Securities:
Time deposits and certificates of deposit	$56,510	$62,406
Investment in Boston Scientific common stock	249,428	—
Total	$305,938	$62,406

Long-term Investment Securities:
Investment in Boston Scientific common stock	$814,253	$—
Other equity securities	113,507	116,447
Note receivable from Boston Scientific, 4% interest	830,826	—
Other	15,629	17,566
Total	$1,774,215	$134,013

The cost basis of the Boston Scientific shares is $1.326 billion, of which $999 million is classified as available-for-sale securities and $327 million is classified under the cost method of accounting.  The fair value of the available-for-sale shares was $737 million at June 30, 2006, resulting in a charge of $157 million to Accumulated other comprehensive income (loss), net of income taxes of $105 million.  The fair value of the shares recorded under the cost method amounted to $239 million.

The decline in the fair value of the Boston Scientific shares, as noted above, is considered by management to be temporary as these shares have been owned by Abbott for a relatively short period of time and Abbott has both the ability and intent to hold the shares for a period of time to allow for the decline in value to reverse.

Note 3 — Litigation and Environmental Matters

Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of company-owned locations.  Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a probable loss exposure.  No individual site cleanup exposure is expected to exceed $3 million, and the aggregate cleanup exposure is not expected to exceed $15 million.

There are two patent disputes with third parties who claim Abbott’s products infringe their patents.  In one dispute, Abbott has agreed to arbitrate and is subject to a minimum amount of damages, which Abbott has reserved.  In the second dispute, which Abbott assumed as part of the Guidant acquisition, reserves equal to the expected resolution have been recorded.

There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement.  Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs.  In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs.  The outcome of these investigations and litigation could include the imposition of fines or penalties.  Abbott is unable to estimate the amount of possible loss, and no loss reserves have been recorded for these exposures.  Many of the products involved in these cases are Hospira products.  Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira’s products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, excluding the cases and investigations discussed in the third paragraph of this footnote, Abbott estimates the range of possible loss to be from approximately $175 million to $370 million.  The recorded reserve balance at June 30, 2006 for these proceedings and exposures was approximately $205 million.  The increase in the reserve and range of possible loss compared to those amounts at March 31, 2006 is primarily due to loss contingencies acquired with the Guidant businesses in April 2006.  These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases and investigations discussed in the third paragraph of this footnote, the resolution of which could be material to cash flows or results of operations for a quarter.

Note 4 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Foreign currency gain (loss) translation adjustments	$637,659	$(405,899)	$735,385	$(465,586)
Unrealized (losses) gain on marketable equity securities, net of income taxes of $(107,700) and $(106,000) for the three months and six months ended June 30, 2006, respectively	(161,519)	4,137	(158,972)	(12,523)
Net adjustments for derivative financial instruments designated as cash flow hedges	(19,816)	23,883	(3,060)	48,560
Other comprehensive income (loss), net of tax	456,324	(377,879)	573,353	(429,549)
Net Earnings	612,244	877,052	1,477,127	1,714,940
Comprehensive Income	$1,068,568	$499,173	$2,050,480	$1,285,391

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(1,496,560)	$(1,249,315)
Minimum pension liability adjustments			8,931	355,103
Cumulative unrealized losses (gains) on marketable equity securities			150,525	(5,178)
Cumulative losses on derivative financial instruments designated as cash flow hedges			18,253	5,207

Note 5 — Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2006	2005	2006	2005
Service cost — benefits earned during the period	$109.4	$106.0	$26.2	$21.5
Interest cost on projected benefit obligations	138.9	132.1	39.0	31.5
Expected return on plans’ assets	(187.7)	(181.2)	(7.8)	(4.4)
Net amortization	41.2	32.9	10.6	4.2
Net cost	$101.8	$89.8	$68.0	$52.8

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2006 and 2005, $200 and $641, respectively, was contributed to the main domestic defined benefit plan and $40 and $140, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and the effect of discrete tax events that occurred in the second quarter of 2006.  For the six months ended June 30, 2006, 6.2 percentage points of tax benefit was attributed to discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The first six months 2005 includes additional income tax expense of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings and the discrete items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 7 — Segment Information
(dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006, Abbott’s base vascular business and Guidant’s vascular intervention and endovascular solutions businesses are reported as the Vascular Products segment.  Effective January 1, 2006, Abbott’s segments were reorganized to reflect the shift of nutritional products from Abbott’s International division to a newly formed division, Abbott Nutrition International.  As a result of this reorganization, total assets of approximately $850 have been transferred from the International division to the Abbott Nutrition International Products division.  For segment reporting purposes, Abbott’s Ross Products division and the Abbott Nutrition International division are aggregated and reported as the Nutritional Products segment and the U.S. and international pharmaceutical products divisions are aggregated and reported as the Pharmaceutical Products segment.  Abbott’s reportable segments are as follows:

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

Nutritional Products— Worldwide sales of a broad line of adult and pediatric nutritional products.  For segment reporting purposes, two nutritional divisions are aggregated and reported as the Nutritional Products segment.

Vascular Products— Worldwide sales of coronary, endovascular and vessel closure products.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2006	2005	2006	2005	2006	2005	2006	2005
Pharmaceuticals (a)	$3,013	$3,342	$5,907	$6,645	$1,066	$999	$2,081	$2,009
Diagnostics	1,007	958	1,925	1,844	127	130	182	227
Nutritionals	1,049	949	2,191	1,945	265	210	652	503
Vascular (b)	259	61	342	116	(52)	(33)	(90)	(79)
Total Reportable Segments	5,328	5,310	10,365	10,550	1,406	1,306	2,825	2,660
Other	173	214	320	356
Net Sales	$5,501	$5,524	$10,685	$10,906
Corporate functions and benefit plans costs					92	88	170	136
Non-reportable segments					(14)	(10)	(41)	(9)
Net interest expense					82	43	116	86
Acquired in-process and collaborations research and development					493	—	493	—
(Income) from TAP Pharmaceutical Products Inc. joint venture					(135)	(107)	(236)	(190)
Share-based compensation (c)					65	7	211	15
Other, net					166	139	320	298
Consolidated Earnings Before Taxes					$657	$1,146	$1,792	$2,324

(a)    The decreases in Pharmaceutical Product segment sales are due primarily to the effects of the amendment to the Boehringer Ingelheim distribution agreement.

(b)    The increase in Vascular Product segment sales is primarily due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.  These results include approximately ten weeks of domestic sales and only approximately five weeks of international sales due to Abbott’s policy of recording the results of international operations on a one-month lag.

(c)    Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Note 8 — Business Combination and Related Transactions

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE drug-eluting stent in the U.S. and in Japan.  Each $250 million payment will result in the recording of additional goodwill.  The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill	$1,807
Acquired intangible assets, primarily product rights for marketed products, customer relationships and technology	1,249
Acquired in-process research and development	452
Acquired net tangible assets	620
Total preliminary allocation of acquisition cost	$4,128

The acquisition cost has been allocated to the acquired net assets based on preliminary appraisals of the estimated fair values on the date of acquisition.  Acquired intangible assets are expected to be amortized over 3 to 14 years (average of approximately 9 years).  Acquired in-process research and development was charged to income in the second quarter of 2006.  The net tangible assets acquired consist primarily of property and equipment of approximately $540 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific.  Abbott is required to dispose of the shares by October 2008.  Unless the shares trade above an average of $30 per share for twenty consecutive trading days, Abbott cannot dispose of any shares until October 2006.  Sales of the shares are limited to approximately 5.4 million shares per month until October 2007.  The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale.  On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18.  The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable.  In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares.  Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of  $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99.  Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability.  In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares.  After Abbott incurs the first $10 million of interest expense on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest expense.  Reimbursement for the incremental interest expense will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition.  Abbott recorded approximately $55 million for this interest derivative financial instrument asset.  The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million.  The financial assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

Boston Scientific common stock	$1,326
Note receivable	829
Derivative financial instruments, net	(59)
Total	$2,096

Note 9 — Incentive Stock Programs

In the first six months of 2006, Abbott granted 23,587,971 stock options, 1,842,056 replacement stock options, 1,047,100 (net of forfeitures of 100,000 shares) restricted stock awards and 674,797 (net of forfeitures of 11,100 shares) restricted stock units under the programs.  The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  Options granted in 2006 vest equally over three years except for replacement options, which vest in six months.  Most options granted before January 1, 2005 included a replacement feature.  When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered.  Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant.  Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards are deemed satisfied.  Restricted stock awards granted in 2006 have a 5 year term, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target.  Restricted stock units granted in 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit.  Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares.  Abbott issues new shares for exercises of stock options.  Abbott does not have a policy of purchasing its shares relating to its share-based programs.  At June 30, 2006, approximately 26 million shares were reserved for future grants.

The number of restricted stock awards and units outstanding and their weighted-average grant-date fair value at January 1, 2006 and June 30, 2006 was 2,381,800 ($50.09) and 3,680,245 ($45.41), respectively.  The number of restricted stock awards and units, and their weighted-average grant-date fair value, granted, vested and lapsed during the six months ended June 30, 2006 were 1,832,997 ($43.95), 415,452 ($49.95) and 119,100 ($44.03), respectively.  The fair value of restricted stock awards and units vested in the six months ended June 30, 2006 and 2005 was $24,941,000 and $6,691,000, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
January 1, 2006	141,122,811	$42.69	6.3	98,328,158	$42.77	5.4
Granted	25,430,027	44.03
Exercised (total intrinsic value was $73,317,000)	(6,780,703)	32.24
Lapsed	(4,472,793)	46.85
June 30, 2006	155,299,342	$43.24	6.5	110,803,443	$42.83	5.4

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $387 million and $367 million, respectively.  The total unrecognized compensation cost related to all share-based compensation plans at June 30, 2006 amounted to approximately $303 million and is expected to be recognized over the next three years.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations.  Abbott used the modified prospective method of adoption.  Under this method, prior years’ financial results do not include the impact of recording stock options using fair value.  Under the revised standard, awards issued after 2005 and the remainder of any unrecognized cost for grants issued prior to 2006 are charged to expense.  Total non-cash compensation expense charged against income in the second quarter and first six months of 2006 for share-based plans totaled approximately $65 million and $211 million, respectively, and the tax benefit recognized was approximately $15 million and $50 million, respectively.  Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.  Compensation cost capitalized as part of inventory is not significant.  Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees.

Had compensation cost been determined using the fair value-based accounting method in 2005, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended June 30	Six Months Ended June 30

Net earnings, as reported	$877	$1,715
Compensation cost under fair value-based accounting method, net of taxes of $21 and $47, respectively	(45)	(135)
Net earnings, pro forma	$832	$1,580

Basic EPS, as reported	$0.56	$1.10
Basic EPS, pro forma	0.54	1.02
Diluted EPS, as reported	0.56	1.09
Diluted EPS, pro forma	0.53	1.01

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

Note 10 — Equity Method Investment
(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Net sales	$882.3	$841.2	$1,667.0	$1,601.9
Cost of sales	203.8	237.2	413.2	460.0
Income before taxes	423.6	337.5	742.7	598.4
Net earnings	269.0	214.3	471.6	380.0

	June 30	December 31
	2006	2005
Current assets	$1,177.7	$1,339.1 8
Total assets	1,307.4	1,470.2
Current liabilities	931.8	1,082.2
Total liabilities	989.6	1,136.2

Note 11 — Goodwill and Intangible Assets
(dollars in millions)

Abbott recorded total goodwill of approximately $2,011 related to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006.  Foreign currency translation adjustments and other adjustments increased (decreased) goodwill in the first six months of 2006 and 2005 by approximately $394 and $(232), respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $8,184 as of June 30, 2006 and $6,776 as of December 31, 2005, and accumulated amortization was $2,306 as of June 30, 2006 and $2,053 as of December 31, 2005.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $589 in 2006, $635 in 2007, $622 in 2008, $621 in 2009, and $623 in 2010.   These amounts include the estimated amortization of intangible assets acquired in 2006 and are subject to change when appraisals are completed.  Intangible assets are expected to be amortized over 3 to 25 years (average 12 years).

Note 12 — Restructuring Plans

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations.  An additional $22 million was subsequently recorded in the first six months of 2006 relating to these restructurings, primarily for accelerated depreciation.  The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(52.4)	—	(52.4)
Accrued balance at June 30, 2006	$102.4	$—	$102.4

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the second quarter and first six months:
(dollars in millions)

	Three Months Ended June 30				Six Months Ended June 30
	Net Sales to External Customers		Absolute Percentage Change (a)	Percentage Change Excluding BI Products (b)	Net Sales to External Customers		Absolute Percentage Change (a)	Percentage Change Excluding BI Products (b)
	2006	2005			2006	2005
Pharmaceuticals	$3,013	$3,342	(9.9)	9.3	$5,907	$6,645	(11.1)	5.4
Diagnostics	1,007	958	5.2	5.2	1,925	1,844	4.4	4.4
Nutritionals	1,049	949	10.5	10.5	2,191	1,945	12.7	12.7
Vascular	259	61	323.0	323.0	342	116	195.7	195.7
Total Reportable Segments	5,328	5,310	0.3	12.8	10,365	10,550	(1.8)	9.0
Other	173	214	(19.1)	(19.1)	320	356	(10.3)	(10.3)
Net Sales	$5,501	$5,524	(0.4)	11.4	$10,685	$10,906	(2.0)	8.3

Total U.S.	$2,750	$3,025	(9.1)	12.7	$5,433	$5,993	(9.4)	9.7

Total International	$2,751	$2,499	10.1	10.1	$5,252	$4,913	6.9	6.9

(a)    Percentage changes are versus the prior year and are based on unrounded numbers.

(b)    The Pharmaceutical Products segment has an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement.  Effective January 1, 2006, Abbott no longer distributes or records sales for distribution activities for the BI products.  Abbott continued to co-promote one product, Micardis, through March 31, 2006, and receives residual commissions on BI’s sales of the products.

Worldwide sales for the second quarter and six months 2006 compared to 2005, excluding sales of BI products, reflect primarily unit growth and the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and are partially offset by the negative effect of the relatively stronger U.S. dollar.  The acquired businesses accounted for increases in sales of 268 percent and 142 percent in the Vascular Products segment and 3.0 percent and 1.5 percent in total net sales for the second quarter and six months ended June 30, 2006, respectively.  The results from this acquisition include approximately ten weeks of domestic sales and only approximately five weeks of international sales due to Abbott’s policy of recording the results of international operations on a one-month lag.   The relatively stronger U.S. dollar decreased second quarter and first six months 2006 consolidated net sales 0.9 percent and 1.8 percent, respectively, and decreased Total International sales 2.0 percent and 3.9 percent, respectively, over the second quarter and first six months of 2005.  In addition, the effect of the relatively stronger U.S. dollar decreased second quarter and first six months 2006 sales in the Diagnostic Products segment by 1.7 percent and 3.0 percent, respectively, and sales in the Pharmaceutical Products segment by 0.9 percent and 1.9 percent, respectively.  Sales for the Nutritional Products segment were favorably impacted in 2006 by increased sales volume of international pediatric products and by incremental revenue from a revised agreement for the U.S. promotion of Synagis.

A comparison of the product group sales by segment for the six months ended June 30 is as follows: (dollars in millions)

	Six Months Ended June 30
		Percentage		Percentage
	2006	Change (a)	2005	Change (a)
Pharmaceuticals —
U.S. Pharmaceutical Operations	$1,806	9.1	$1,656	7.4
U.S. Specialty Operations	1,029	10.4	933	8.3
International Other Pharmaceuticals	2,011	9.2	1,842	22.1
International Anti-Infectives	404	(15.6)	479	9.2
International Hospital Pharmaceuticals	320	2.2	313	12.4

Diagnostics —
Immunochemistry	1,086	(0.6)	1,092	4.0
Diabetes Care	563	10.1	511	50.9

Nutritionals —
U.S. Pediatric Nutritionals	549	(0.7)	553	(3.5)
International Pediatric Nutritionals	435	32.1	329	15.4
U.S. Adult Nutritionals	567	5.1	540	27.2
International Adult Nutritionals	371	6.2	349	11.0

(a) Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Humira and Tricor in 2006 favorably impacted U.S. Pharmaceutical Operations.  These increases were partially offset by lower U.S. sales of Biaxin due to generic competition for the immediate-release formulation as well as a weaker flu season.  U.S. sales of Biaxin were $80 million and $173 million in the first six months of 2006 and 2005, respectively.  U.S. Specialty Operations were favorably impacted by increased sales volume and price for Depakote and Kaletra.  Decreased sales volume due to generic competition for clarithromycin unfavorably impacted International Anti-Infectives.  Immunochemistry sales for 2006 were negatively affected 3.5 percent by the relatively stronger U.S. dollar.  Diabetes Care product sales growth in 2005 was favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  The decrease in sales of U.S. pediatric nutritionals in the Nutritional Products segment in 2006 was due to competitive share loss and the decrease in sales of U.S. pediatric nutritionals in 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss.  International Pediatric Nutritionals sales increased due primarily to volume growth in developing countries.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations.  Abbott used the modified prospective method of adoption.  Under this method, prior years’ financial results do not include the impact of recording stock options using fair value.  Total non-cash compensation expense charged against income in the first six months of 2006 for share-based plans totaled approximately $211 million.  Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the grants of share-based awards.

The gross profit margin was 56.6 percent for the second quarter 2006, compared to 52.4 percent for the second quarter 2005.  First six months 2006 gross profit margin was 57.3 percent, compared to 52.7 percent for the first six months 2005.  The increases in the gross profit margins were due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that have lower margins than for other products in the Pharmaceutical Products segment.  These increases were partially offset by higher intangible asset amortization and other acquisition related costs associated with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.

Research and development expenses increased 24.9 percent in the second quarter 2006 and 18.1 percent for the first six months 2006 over comparable 2005 periods.   The increases are due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses, the effect of recording compensation expense relating to share-based awards and increased spending to support pipeline programs, including follow-on indications for Humira, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter and first six months 2006 increased 12.5 percent and 13.1 percent, respectively, over the comparable 2005 periods.  Both 2006 periods include the effect of recording compensation expense relating to share-based awards and the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.  These items increased selling, general and administrative expenses by 6.1 percentage points and 7.1 percentage points over the second quarter and first six months of 2005.   The remaining increases were due, in part, to increased selling and marketing support for new and existing products, including continued spending for Humira, as well as spending on other marketed pharmaceutical products.

Net interest expense

Net interest expense increased in both the second quarter and first six months of 2006 due to higher interest rates and higher borrowings as a result of the acquisition of Guidant’s vascular intervention and endovascular solutions businesses, and Abbott’s investments in the common stock of Boston Scientific and the note receivable; partially offset by higher interest income.

Other (income) expense, net

The increases in Other (income) expense, net for the second quarter and six months ended June 30, 2006 are primarily due to fair value adjustments to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and the effect of discrete tax events that occurred in the second quarter of 2006.  For the six months ended June 30, 2006, 6.2 percentage points of tax benefit was attributed to discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The first six months 2005 includes additional income tax expense of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  The effect of the increased income taxes on the remittance of foreign earnings was to increase the first six months 2005 effective tax rate by approximately 2.2 percentage points.  Abbott estimates that the effective tax rate for the last six months of 2006 will be between 23.5 percent and 24.0 percent.  The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings and discrete items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

TAP Pharmaceutical Products Inc. Joint Venture

In August 2006, TAP Pharmaceutical Products Inc. received an approvable letter from the U.S. Food and Drug Administration (FDA) for the investigational compound febuxostat for the management of hyperuricemia in patients with gout.  TAP intends to discuss with the FDA next steps for pursuing approval for febuxostat.  This approvable letter has no impact on Abbott’s previously stated earnings per share guidance for 2006.

Restructurings

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations.  An additional $22 million was subsequently recorded in the first six months of 2006 relating to these restructurings, primarily for accelerated depreciation.  The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(52.4)	—	(52.4)
Accrued balance at June 30, 2006	$102.4	$—	$102.4

Business Combinations and Related Transactions

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE drug-eluting stent in the U.S. and in Japan.  Each $250 million payment will result in the recording of additional goodwill.  The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill	$1,807
Acquired intangible assets, primarily product rights for marketed products, customer relationships and technology	1,249
Acquired in-process research and development	452
Acquired net tangible assets	620
Total preliminary allocation of acquisition cost	$4,128

The acquisition cost has been allocated to the acquired net assets based on preliminary appraisals of the estimated fair values on the date of acquisition.  Acquired intangible assets are expected to be amortized over 3 to 14 years (average of approximately 9 years).  Acquired in-process research and development was charged to income in the second quarter of 2006.  The net tangible assets acquired consist primarily of property and equipment of approximately $540 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific.  Abbott is required to dispose of the shares by October 2008.  Unless the shares trade above an average of $30 per share for twenty consecutive trading days, Abbott cannot dispose of any shares until October 2006.  Sales of the shares are limited to approximately 5.4 million shares per month until October 2007.  The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale.  On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18.  The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable.  In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares.  Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of  $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99.  Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability.  In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares.  After Abbott incurs the first $10 million of interest expense on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest expense.  Reimbursement for the incremental interest expense will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition.  Abbott recorded approximately $55 million for this interest derivative financial instrument asset.  The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million.  The financial assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

Boston Scientific common stock	$1,326
Note receivable	829
Derivative financial instruments, net	(59)
Total	$2,096

Investment in Boston Scientific Common Stock

The cost basis of the Boston Scientific shares as of June 30, 2006, is $1.326 billion, of which $999 million is classified as available-for-sale securities and $327 million is classified under the cost method of accounting.  The fair value of the available-for-sale shares was $737 million at June 30, 2006, resulting in a charge of $157 million to Accumulated other comprehensive income (loss), net of income taxes of $105 million.  The fair value of the shares recorded under the cost method amounted to $239 million.

The decline in the fair value of the Boston Scientific shares, as noted above, is considered by management to be temporary as these shares have been owned by Abbott for a relatively short period of time and Abbott has both the ability and intent to hold the shares for a period of time to allow for the decline in value to reverse.

Liquidity and Capital Resources at June 30, 2006 Compared with December 31, 2005

Net cash from operating activities for the first six months 2006 totaled approximately $2.7 billion.  The increase in cash from operating activities compared to 2005 was primarily due to higher contributions to retirement benefit plans in 2005 compared to 2006 and lower inventory levels and trade accounts receivable; partially offset by income taxes.  The retirement plan payments are included in Other, net in the Condensed Consolidated Statement of Cash Flows.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At June 30, 2006, Abbott had working capital of approximately $2.2 billion compared to working capital of approximately $4.0 billion at December 31, 2005.  The decrease in working capital was due primarily to cash and cash equivalents used in the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.

At June 30, 2006, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $3.0 billion that supports commercial paper borrowing arrangements.  Subsequent to the announced potential acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Standard and Poor’s affirmed its current debt ratings for Abbott and maintained its current “stable” outlook.  On April 21, 2006, Moody’s Investors Service affirmed its current debt ratings for Abbott and changed its current outlook from “stable” to “negative.”

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott issued $4.0 billion of long-term debt in the second quarter of 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent.  Proceeds from this debt were used to pay down domestic commercial paper borrowings that were incurred to partially fund the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.   In addition, subsequent to June 30, 2006, commercial paper borrowings were used to repay $1.6 billion of long-term debt.

In October 2004, the board of directors authorized the purchase of 50 million shares of Abbott’s common stock from time to time.  During the six months ended June 30, 2006 and 2005, Abbott purchased approximately 17.3 million and 13.2 million, respectively, of its common shares under this authorization at a cost of approximately $755 million and $602 million, respectively.  At June 30, 2006, 2.7 million shares may be purchased in the future under the October authorization.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits.  The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for Abbott beginning no later than January 1, 2007.  Abbott has not yet adopted the Interpretation and has not analyzed its potential effect on Abbott’s financial statements.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business and Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2005 and to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors and Exhibit 99.1 to the Annual Report on  Form 10-K for the year ended December 31, 2005 and Item 1A, Risk Factors to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

At June 30, 2006, Abbott holds 64.6 million shares, or $1.1 billion of Boston Scientific common stock and has a $900 million loan to a wholly-owned subsidiary of Boston Scientific.  Abbott’s cost basis in the shares is approximately $1.3 billion and the fair value of the shares is $976 million.  A hypothetical 20 percent decrease in Boston Scientific’s share price would decrease the value of the Boston Scientific shares by approximately $220 million.  Abbott is required to dispose of the shares by October 2008.  Unless the shares trade above $30 per share for twenty consecutive days, Abbott cannot dispose of any shares until October 2006.  Finally, sales of Boston’s shares are limited to approximately 5.4 million shares per month until October 2007.  In addition, Abbott is a creditor of Boston Scientific for the $900 million loan that is due in 2011 and, as such, is subject to credit risk.  Abbott issued $4.0 billion of long-term debt in the second quarter of 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent.

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

(b)         Changes in internal control over financial reporting.  On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses in connection with Boston Scientific’s acquisition of the remainder of Guidant.  Until the accounting processes can be separated, Abbott has relied and will continue to rely on Boston Scientific for certain accounting processes of the businesses acquired by Abbott.  Abbott and Boston Scientific have begun to implement plans for Abbott to assume full accounting responsibility for its acquired businesses.  During the quarter ended June 30, 2006, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2006, except as otherwise indicated) those described below.

In its 2005 Form 10-K, Abbott reported that five cases were pending in which Abbott seeks to enforce its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®).  As previously reported, Abbott filed two of those cases in November 2005, one in the U.S. District Court for the Northern District of Illinois and the other in the U.S. District Court for the Northern District of West Virginia.  During the second quarter, the District Court in the Northern District of Illinois found that it had jurisdiction over the case.  Consequently, the case against Mylan in the Northern District of West Virginia was dismissed.  In the previously reported case against Nu-Pharm, Abbott amended its complaint to add Apotex Corp. and Apotex Inc. as defendants.  During the second quarter, Abbott filed two additional cases in the U.S. District Court for the Northern District of Illinois against Mylan, Nu-Pharm, Apotex Corp., and Apotex Inc. in connection with amendments to their Abbreviated New Drug Applications.

In its 2005 Form 10-K, Abbott reported that one case was pending, Reliant Pharmaceuticals, in which Abbott seeks to protect the patents for fenofibrate (a drug Abbott sells under the trademark Tricor®).  The parties agreed to settle the case on terms not material to Abbott.  The case has been voluntarily dismissed with prejudice.  In its 2005 Form 10-K, Abbott reported that one case was pending in the U. S. District Court for the Eastern District of Texas, involving patents regarding monoclonal antibodies, which plaintiffs claim covers adalimumab (a drug sold by Abbott under the trademark Humira®).  The litigation has been stayed as the parties have agreed in principle to enter into a binding alternative dispute resolution proceeding.

In its 2005 Form 10-K, Abbott reported that it is involved in litigation pending in the U.S. District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin extended release (a drug Abbott sells under the trademark Biaxin®XL).  As previously reported, Abbott obtained a preliminary injunction against Teva, Ranbaxy and Andrx preventing each from launching their extended release clarithromycin products.  In June 2006, the Federal Circuit issued an opinion vacating the preliminary injunction against Teva. In July 2006, Abbott and Teva entered into a confidential agreement in principle resolving the pending litigation. In July 2006, Abbott and Ranbaxy entered into a confidential agreement in principle resolving the pending litigation. The terms of both settlements are subject to court approval. The case with Teva has been voluntarily dismissed.

In its 2005 Form 10-K, Abbott reported that twenty lawsuits, including fifteen purported class actions are pending against Abbott, Fournier Industrie et Sante, and Laboratories Fournier, S.A. (Fournier), alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations.  During the second quarter, Abbott was notified that an additional individual case was filed in the U.S. District Court for the District of Delaware:  American Sales Company, Inc. (filed in March 2006).

In its 2005 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors.  Most of the federal court cases have been consolidated in the U.S. District Court for the District of Massachusetts as In re:   Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  The previously reported case, State of Arizona, has been removed to federal court and transferred to MDL 1456.  The previously reported case, International Union of Operating Engineers, has been remanded to state court.  In addition, in May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit pending in the Southern District of Florida alleging that Abbott inflated prices for Medicaid and Medicare reimbursable products.  The original lawsuit against additional defendants remains under seal.  While it is not feasible to predict the outcome of these proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions could be material to cash flows or results of operations for a quarter.

In its 2005 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma.  Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of June 30, 2006, there are a total of 156 lawsuits pending in which Abbott is a party.  Seven cases are pending in federal court and 149 cases are pending in state court.  149 cases are brought by individual plaintiffs, and 7 cases are brought as purported class action lawsuits.  In June 2006, a court in Putnam County, West Virginia in the case McCallister certified a state wide class against Abbott.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its 2005 Form 10-K, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, ReductylTM, and ReductalTM) that have been brought either as purported class actions or on behalf of individual plaintiffs.  The lawsuits generally allege design defects and failure to warn.  Certain lawsuits also allege consumer protection violations and/or unfair trade practices.  In May 2006, the Sixth Circuit Federal Court of Appeals affirmed summary judgment in favor of Abbott in the cases captioned In Re Meridia MDL No. 1481.  Outside of the United States, one additional case was filed in France (Radufe, filed in May 2006 in the Caen Court of First Instance, Caen,

France).

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 — April 30, 2006	42,412	(1)	$41.815	0	2,709,556	(2)
May 1, 2006 — May 31, 2006	67,837	(1)	$33.758	0	2,709,556	(2)
June 1, 2006 — June 30, 2006	195,438	(1)	$32.425	0	2,709,556	(2)
Total	305,687		$34.0235	0	2,709,556	(2)

1.                  These shares include:

(i)               the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 29,412 in April, 54,837 in May, and 182,438 in June; and

(ii)            the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 13,000 in April, 13,000 in May, and 13,000 in June.

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

Item 4.          Submission of Matters to a Vote of Security Holders

Abbott Laboratories held its Annual Meeting of Shareholders on April 28, 2006.  The following is a summary of the matters voted on at that meeting.

(a)             The shareholders elected Abbott’s entire Board of Directors.  The persons elected to Abbott’s Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld
Roxanne S. Austin	1,317,630,595	19,498,947

William M. Daley	1,304,476,484	32,653,058

W. James Farrell	1,312,666,890	24,462,652

H. Laurance Fuller	1,305,358,978	31,770,564

Richard A. Gonzalez	1,308,822,901	28,306,641

Jack M. Greenberg	1,296,574,115	40,555,427

The Lord Owen CH	1,317,241,010	19,888,532

Boone Powell Jr.	1,306,074,923	31,054,619

W. Ann Reynolds, Ph.D.	1,301,761,655	35,367,887

Roy S. Roberts	1,317,434,514	19,695,028

William D. Smithburg	1,304,553,905	32,575,637

John R. Walter	1,304,941,261	32,188,281

Miles D. White	1,303,803,275	33,326,267

(b)            The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott’s auditors.  The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,320,082,269	7,600,232	9,447,041

(c)             The shareholders rejected a shareholder proposal on pay-for-superior performance. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
396,982,093	717,763,872	18,415,923	203,967,654

(d)            The shareholders rejected a shareholder proposal on corporate political contributions.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
93,507,615	914,955,146	124,699,128	203,967,653

(e)             The shareholders rejected a shareholder proposal on the roles of Chair and CEO.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
348,833,339	769,433,312	14,895,239	203,967,652

Item 6.          Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:   August  8, 2006

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories.

10.2	Amendment to Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories.

10.3	Promissory Note, dated April 21, 2006, from BSC International Holding Ltd.

10.4	Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories.

10.5	Amendment to Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories.

10.6	Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, R.A. Gonzalez, and T.C. Freyman.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.