Form 10-Q
period 2006-09-30
ABBOTT LABORATORIES
filed 2006-11-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, Abbott Laboratories had 1,534,863,822 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net Sales	$5,573,770	$5,383,995	$16,258,353	$16,290,474

Cost of products sold	2,391,218	2,677,188	6,949,535	7,831,554
Research and development	617,625	448,869	1,659,104	1,330,783
Acquired in-process and collaborations research and development	214,000	17,131	707,000	17,131
Selling, general and administrative	1,661,761	1,410,127	4,646,573	4,049,540

Total Operating Cost and Expenses	4,884,604	4,553,315	13,962,212	13,229,008

Operating Earnings	689,166	830,680	2,296,141	3,061,466

Net interest expense	86,884	40,360	203,086	125,874
(Income) from TAP Pharmaceutical Products Inc. joint venture	(121,469)	(115,644)	(357,283)	(305,642)
Net foreign exchange loss	10,231	8,013	17,638	14,535
Other (income) expense, net	(12,797)	2,281	(85,770)	6,703
Earnings Before Taxes	726,317	895,670	2,518,470	3,219,996
Taxes on Earnings	10,475	214,961	325,501	824,347

Net Earnings	$715,842	$680,709	$2,192,969	$2,395,649

Basic Earnings Per Common Share	$0.47	$0.44	$1.43	$1.54

Diluted Earnings Per Common Share	$0.46	$0.44	$1.43	$1.53

Cash Dividends Declared Per Common Share	$0.295	$0.275	$0.885	$0.825

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,529,367	1,552,397	1,528,613	1,554,071
Dilutive Common Stock Options and Awards	12,621	11,129	9,167	13,495

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,541,988	1,563,526	1,537,780	1,567,566

Outstanding Common Stock Options Having No Dilutive Effect	23,567	47,459	23,567	22,469

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30
	2006	2005
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,192,969	$2,395,649
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	729,697	651,979
Amortization of intangibles	417,947	369,245
Share-based compensation	270,418	22,655
Acquired in-process research and development	665,000	17,131
Trade receivables	388,510	334,331
Inventories	89,236	(182,411)
Other, net	(780,231)	78,857
Net Cash From Operating Activities	3,973,546	3,687,436

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses	(4,322,615)	(26,541)
Investment in Boston Scientific common stock, note receivable and derivative financial instruments	(2,095,780)	—
Acquisitions of property and equipment	(1,023,697)	(895,844)
Other investment securities transactions	(3,060)	751,509
Other	(31,917)	12,429
Net Cash (Used in) Investing Activities	(7,477,069)	(158,447)

Cash Flow From (Used in) Financing Activities:
Proceeds from commercial paper, net	1,281,000	45,000
Proceeds from issuance of long-term debt	4,000,000	—
(Repayments) of long-term debt	(2,773,411)	(150,000)
Other borrowing transactions, net	171,230	52,264
Purchases of common shares	(754,502)	(802,313)
Proceeds from stock options exercised, including tax benefit	408,889	212,846
Dividends paid	(1,324,368)	(1,259,856)
Net Cash From (Used in) Financing Activities	1,008,838	(1,902,059)

Effect of exchange rate changes on cash and cash equivalents	60,216	(143,283)

Net cash provided by operating activities of discontinued operations	67,152	135,732

Net (Decrease) Increase in Cash and Cash Equivalents	(2,367,317)	1,619,379
Cash and Cash Equivalents, Beginning of Year	2,893,687	1,225,628
Cash and Cash Equivalents, End of Period	$526,370	$2,845,007

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$526,370	$2,893,687
Investments	524,764	62,406
Trade receivables, less allowances of $200,598 in 2006 and $203,683 in 2005	3,577,729	3,576,794
Inventories:
Finished products	1,263,877	1,203,557
Work in process	671,081	630,267
Materials	800,751	708,155
Total inventories	2,735,709	2,541,979
Prepaid expenses, deferred income taxes, and other receivables	2,706,006	2,181,260
Assets held for sale	—	129,902
Total Current Assets	10,070,578	11,386,028
Investments	1,366,466	134,013
Property and Equipment, at Cost	14,202,210	12,760,421
Less: accumulated depreciation and amortization	7,336,472	6,757,280
Net Property and Equipment	6,865,738	6,003,141
Intangible Assets, net of amortization	5,694,118	4,741,647
Goodwill	7,434,238	5,219,247
Other Long-term Assets and Investments in Joint Ventures	1,868,734	1,624,201
Assets Held for Sale	—	32,926
	$33,299,872	$29,141,203
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$1,593,109	$212,447
Trade accounts payable	995,340	1,032,516
Salaries, dividends payable, and other accruals	4,467,810	3,771,274
Income taxes payable	33,718	488,926
Current portion of long-term debt	344,024	1,849,563
Liabilities of operations held for sale	—	60,788
Total Current Liabilities	7,434,001	7,415,514

Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	2,724,271	2,737,852
Long-term Debt	7,508,199	4,571,504
Liabilities of Operations Held for Sale	—	1,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2006: 1,548,243,979; 2005: 1,553,769,958	4,131,244	3,477,460
Common shares held in treasury, at cost - Shares: 2006: 13,380,157; 2005: 14,534,979	(195,391)	(212,255)
Earnings employed in the business	10,506,243	10,404,568
Accumulated other comprehensive income (loss)	1,191,305	745,498
Total Shareholders’ Investment	15,633,401	14,415,271
	$33,299,872	$29,141,203

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2006

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

Note 2 — Supplemental Financial Information

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
	(dollars in thousands)
Net Interest Expense:
Interest expense	$115,984	$62,251	$299,618	$179,556
Interest income	(29,100)	(21,891)	(96,532)	(53,682)
Total	$86,884	$40,360	$203,086	$125,874

The increases in Other (income) expense, net for the third quarter and nine months ended September 30, 2006 are primarily due to fair value adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Other, net in Net Cash From Operating Activities for 2006 and 2005 includes the effects of contributions to the main domestic defined benefit plan of $200 million and $641 million, respectively, and to the post-employment medical and dental plans of $40 million and $140 million, respectively, and changes in income taxes, primarily income tax payments.

	September 30	December 31
	2006	2005
	(dollars in thousands)
Current Investments:
Time deposits and certificates of deposit	$83,175	$62,406
Investment in Boston Scientific common stock	441,589	—
Total	$524,764	$62,406

Long-term Investments:
Investment in Boston Scientific common stock	$424,041	$—
Other equity securities	93,281	116,447
Note receivable from Boston Scientific, 4% interest	834,019	—
Other	15,125	17,566
Total	$1,366,466	$134,013

The cost basis of the Boston Scientific shares accounted for as available-for-sale securities is $1.326 billion at September 30, 2006.  The fair value of the available-for-sale shares was $866 million at September 30, 2006, resulting in charges of $119 million and $276 million to Accumulated other comprehensive income (loss), net of income tax benefits of $79 million and $184 million for the third quarter and nine months ended September 30, 2006, respectively.

The decline in the fair value of the Boston Scientific shares, as noted above, is considered by management to be temporary as these shares have been owned by Abbott for a relatively short period of time and Abbott has both the ability and intent to hold the shares for a period of time to allow for the decline in value to reverse.

In the second quarter 2006, Abbott issued $4.0 billion of long-term debt that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent.

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

There are two patent disputes with third parties who claim Abbott’s products infringe their patents.  In the first dispute, Abbott has agreed to arbitrate and is subject to a minimum amount of damages, which Abbott has reserved.  In the second dispute, which Abbott assumed as part of the Guidant acquisition, reserves equal to the expected resolution have been recorded.

There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement.  Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs.  In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs.  The outcome of these investigations and litigation could include the imposition of fines or penalties.  Abbott is unable to estimate the amount of possible loss, and no loss reserves have been recorded for these exposures.  Many of the products involved in these cases are Hospira products.  Hospira, Abbott’s former hospital products business, was spun off to Abbott’s shareholders in 2004.  Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira’s products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, excluding the cases and investigations discussed in the third paragraph of this footnote, Abbott estimates the range of possible loss to be from approximately $175 million to $385 million.  The recorded reserve balance at September 30, 2006 for these proceedings and exposures was approximately $205 million.  These reserves represent management’s best estimate of probable loss, except for one which is recorded at the minimum, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Note 4 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, the effect of the resolution of prior years’ income tax audits in the third quarter 2006 and the effect of discrete tax events that occurred in the second and third quarters of 2006.  For the nine months ended September 30, 2006, 10.9 percentage points of tax benefit was attributed to the income tax audit resolution and discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The first nine months 2005 includes additional income tax expense of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004.  The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings, the income tax audit resolution and discrete items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Note 5 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Foreign currency gain (loss) translation adjustments	$(38,332)	$(218,373)	$697,053	$(683,959)
Unrealized (losses) gain on marketable equity securities, net of income taxes of $(77,900) and $(183,900) for the three months and nine months ended September 30, 2006, respectively	(116,878)	2,967	(275,850)	(9,556)
Net adjustments for derivative financial instruments designated as cash flow hedges	27,664	3,684	24,604	52,244
Other comprehensive income (loss), net of tax	(127,546)	(211,722)	445,807	(641,271)
Net Earnings	715,842	680,709	2,192,969	2,395,649
Comprehensive Income	$588,296	$468,987	$2,638,776	$1,754,378

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(1,458,228)	$(1,030,942)
Minimum pension liability adjustments			8,931	355,103
Cumulative unrealized losses (gains) on marketable equity securities			267,403	(8,145)
Cumulative (gains) losses on derivative financial instruments designated as cash flow hedges			(9,411)	1,523

Note 6 — Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2006	2005	2006	2005
Service cost — benefits earned during the period	$158.6	$155.7	$39.3	$32.7
Interest cost on projected benefit obligations	204.6	196.8	59.1	48.1
Expected return on plans’ assets	(284.7)	(271.8)	(12.2)	(8.9)
Net amortization	57.2	49.6	17.6	7.7
Net cost	$135.7	$130.3	$103.8	$79.6

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2006 and 2005, $200 and $641, respectively, was contributed to the main domestic defined benefit plan and $40 and $140, respectively, was contributed to the post-employment medical and dental benefit plans.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  The new statement requires immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss).  Required adoption of this statement as of December 31, 2006 is estimated to result in a decrease in Abbott’s shareholders’ equity of approximately $1,000.

Note 7 — Segment Information

(dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006, Abbott’s base vascular business and Guidant’s vascular intervention and endovascular solutions businesses are reported as the Vascular Products segment.  Effective January 1, 2006, Abbott’s segments were reorganized to reflect the shift of nutritional products from Abbott’s International division to a newly formed division, Abbott Nutrition International.  As a result of this reorganization, total assets of approximately $850 have been transferred from the International division to the Abbott Nutrition International division.  For segment reporting purposes, Abbott’s Ross Products division and the Abbott Nutrition International division are aggregated and reported as the Nutritional Products segment and the U.S. and international pharmaceutical products divisions are aggregated and reported as the Pharmaceutical Products segment.  Abbott’s reportable segments are as follows:

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

	Net Sales to External Customers				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2006	2005	2006	2005	2006	2005	2006	2005
Pharmaceuticals (a)	$2,951	$3,195	$8,859	$9,840	$1,056	$951	$3,137	$2,960
Diagnostics	1,002	923	2,928	2,767	124	138	306	365
Nutritionals	1,056	1,016	3,246	2,961	272	277	924	781
Vascular (b)	351	60	693	176	(22)	(33)	(111)	(112)
Total Reportable Segments	5,360	5,194	15,726	15,744	1,430	1,333	4,256	3,994
Other	214	190	532	546
Net Sales	$5,574	$5,384	$16,258	$16,290
Corporate functions and benefit plans costs (c)					182	74	352	210
Non-reportable segments					20	8	(21)	(1)
Net interest expense					87	40	203	126
Acquired in-process and collaborations research and development					214	17	707	17
(Income) from TAP Pharmaceutical Products Inc. joint venture					(121)	(116)	(357)	(306)
Share-based compensation (d)					59	7	270	23
Other, net (e)					263	407	584	705
Consolidated Earnings Before Taxes					$726	$896	$2,518	$3,220

(a)          The decreases in Pharmaceutical Products segment sales are due primarily to the effects of the amendment to the Boehringer Ingelheim distribution agreement.

(b)         The increases in Vascular Products segment sales are primarily due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.

(c)          Corporate functions and benefit plans costs for the third quarter and nine months ended September 30, 2006, include a philanthropic contribution of $70 to the Abbott Fund.

(d)         Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(e)          Other, net for the third quarter and nine months ended September 30, 2006, includes income from fair value adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Note 8 — Business Combination and Related Transactions

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE drug-eluting stent in the U.S. and in Japan.  Each $250 million payment will result in the recording of additional goodwill.  The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars).  The valuation of intellectual property, including intangible assets and acquired in-process research and development, is substantially complete, but the valuations of the other assets and liabilities are preliminary.  The allocation will be finalized when certain information regarding the other assets and liabilities is known.

Goodwill	$1,688
Acquired intangible assets, primarily product rights for marketed products, customer relationships and technology	1,195
Acquired in-process research and development	665
Acquired net tangible assets	580
Total preliminary allocation of acquisition cost	$4,128

The acquisition cost has been allocated to the acquired net assets based on preliminary appraisals of the estimated fair values on the date of acquisition.  Acquired intangible assets will be amortized over 3 to 15 years (average of approximately 10 years).  Acquired in-process research and development was charged to income in the second and third quarters of 2006.  The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific.  Abbott is required to dispose of the shares by October 2008.  Sales of the shares are limited to approximately 5.4 million shares per month until October 2007.  The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale.  On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18.  As of September 30, 2006, all of the shares are recorded as available for sale in accordance with SFAS No. 115.  The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable.  In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares.  Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of  $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99.  Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability.  In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares.  After Abbott incurs the first $10 million of interest expense on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest expense.  Reimbursement for the incremental interest expense will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition.  Abbott recorded approximately $55 million for this interest derivative financial instrument asset.  The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million.  The financial assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

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

Note 9 — Incentive Stock Programs

In the first nine months of 2006, Abbott granted 24,111,952 stock options, 4,883,579 replacement stock options, 1,049,911 (net of forfeitures of 100,000) restricted stock awards and 934,197 (net of forfeitures of 21,300) restricted stock units under the programs.  The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years.  Options granted in 2006 vest equally over three years except for replacement options, which vest in six months.  Most options granted before January 1, 2005 included a replacement feature.  When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered.  Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant.  Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied.  Restricted stock awards granted in 2006 have a 5 year term, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target.  Restricted stock units granted in 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit.  Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares.  Abbott issued new shares for exercises of stock options.  Abbott does not have a policy of purchasing its shares relating to its share-based programs.  At September 30, 2006, approximately 25 million shares were reserved for future grants.

The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at January 1, 2006 and September 30, 2006 was 2,381,800 and $50.09 and 3,876,761 and $45.28, respectively.  The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during the nine months ended September 30, 2006 were 2,105,408 and $43.87, 472,786 and $49.30 and 137,661 and $43.93, respectively.  The fair value of restricted stock awards and units vested in the nine months ended September 30, 2006 and 2005 was $27,475,000 and $11,189,000, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
January 1, 2006	141,122,811	$42.69	6.3	98,328,158	$42.77	5.4
Granted	28,995,531	44.16
Exercised (total intrinsic value was $172,609,000)	(15,602,797)	34.70
Lapsed	(5,315,809)	46.82
September 30, 2006	149,199,736	$43.66	6.4	103,240,250	$43.34	5.3

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $834 million and $641 million, respectively.  The total unrecognized compensation cost related to all share-based compensation plans at September 30, 2006 amounted to approximately $287 million and is expected to be recognized over the next three years.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations.  Abbott used the modified prospective method of adoption.  Under this method, prior years’ financial results do not include the impact of recording stock options using fair value.  Under the revised standard, awards issued after 2005 and the remainder of any unrecognized cost for grants issued prior to 2006 are charged to expense.  Total non-cash compensation expense charged against income in the third quarter and first nine months of 2006 for share-based plans totaled approximately $59 million and $270 million, respectively, and the income tax benefits recognized were approximately $14 million and $64 million, respectively.  Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.  Compensation cost capitalized as part of inventory is not significant.  Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees.  Had compensation cost been determined using the fair value-based accounting method in 2005, pro forma net income (in millions) and earnings per share (EPS) amounts would have been as follows:

	Three Months Ended September 30	Nine Months Ended September 30

Net earnings, as reported	$681	$2,396
Compensation cost under fair value-based accounting method, net of taxes of $14 and $61, respectively	(41)	(176)
Net earnings, pro forma	$640	$2,220

Basic EPS, as reported	$0.44	$1.54
Basic EPS, pro forma	0.41	1.43
Diluted EPS, as reported	0.44	1.53
Diluted EPS, pro forma	0.41	1.41

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

Note 10 — Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Net sales	$822.7	$792.5	$2,489.7	$2,394.4
Cost of sales	203.3	204.8	616.5	664.8
Income before taxes	382.6	364.2	1,125.3	962.7
Net earnings	242.9	231.3	714.6	611.3

			September 30	December 31
			2006	2005
Current assets			$1,281.0	$1,339.1
Total assets			1,406.7	1,470.2
Current liabilities			991.9	1,082.2
Total liabilities			1,050.1	1,136.2

Note 11 — Goodwill and Intangible Assets

(dollars in millions)

Abbott recorded total goodwill of approximately $1,900 related to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006 and total goodwill of approximately $67 related to the acquisition of a medical device company in the third quarter of 2005.  Foreign currency translation adjustments and other adjustments increased (decreased) goodwill in the first nine months of 2006 and 2005 by approximately $322 and $(350), respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $8,133 as of September 30, 2006 and $6,776 as of December 31, 2005, and accumulated amortization was $2,457 as of September 30, 2006 and $2,053 as of December 31, 2005.  Intangible assets with indefinite lives are not significant.  The estimated annual amortization expense for intangible assets is $567 in 2006, $602 in 2007, and $590 in 2008, 2009, and in 2010.  Intangible assets are amortized over 3 to 25 years (average 13 years).

Note 12 — Restructuring Plans

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations.  An additional $39 million was subsequently recorded in the first nine months of 2006 relating to these restructurings, primarily for accelerated depreciation.  The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(66.4)	—	(66.4)
Accrued balance at September 30, 2006	$88.4	$—	$88.4

Note 13 — Subsequent Event

On November 6, 2006, Abbott announced that it will acquire Kos Pharmaceuticals Inc. for net cash of approximately $3.7 billion, including cash currently held by Kos Pharmaceuticals. Kos Pharmaceuticals Inc. is a specialty pharmaceutical company that develops and markets proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. The transaction is subject to antitrust clearance under the Hart-Scott-Rodino Act and acquisition of a majority of the outstanding Kos Pharmaceuticals shares in the tender offer.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the third quarter and first nine months:

(dollars in millions)

	Three Months Ended September 30				Nine Months Ended September 30
	Net Sales to External Customers		Absolute Percentage Change (a)	Percentage Change Excluding BI Products (b)	Net Sales to External Customers		Absolute Percentage Change (a)	Percentage Change Excluding BI Products (b)
	2006	2005			2006	2005
Pharmaceuticals	$2,951	$3,195	(7.6)	10.8	$8,859	$9,840	(10.0)	7.1
Diagnostics	1,002	923	8.6	8.6	2,928	2,767	5.8	5.8
Nutritionals	1,056	1,016	3.9	3.9	3,246	2,961	9.6	9.6
Vascular	351	60	480.1	480.1	693	176	293.3	293.3
Total Reportable Segments	5,360	5,194	3.2	15.0	15,726	15,744	(0.1)	11.0
Other	214	190	12.7	12.7	532	546	(2.3)	(2.3)
Net Sales	$5,574	$5,384	3.5	14.9	$16,258	$16,290	(0.2)	10.5
Total U.S.	$2,846	$2,994	(4.9)	15.6	$8,279	$8,986	(7.9)	11.7
Total International	$2,728	$2,390	14.1	14.1	$7,979	$7,304	9.3	9.3

(a)             Percentage changes are versus the prior year and are based on unrounded numbers.

(b)            The Pharmaceutical Products segment had an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S.  In 2005, Abbott and BI amended the agreement.  Effective January 1, 2006, Abbott no longer distributes or records sales for distribution activities for the BI products.  Abbott continued to co-promote one product, Micardis, through March 31, 2006.

Worldwide sales for the third quarter and nine months 2006 compared to 2005, excluding sales of BI products, reflect primarily unit growth and the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.  The acquired businesses accounted for increases in sales of 427 percent and 240 percent in the Vascular Products segment and 4.8 percent and 2.6 percent in consolidated net sales for the third quarter and nine months ended September 30, 2006, respectively.  The relatively weaker U.S. dollar increased third quarter 2006 consolidated net sales and Total International sales by 0.9 percent and 2.1 percent, respectively.  In addition, the relatively weaker U.S. dollar increased third quarter 2006 sales in the Pharmaceutical Products segment, the Diagnostic Products segment and the Nutritional Products segment by 0.9 percent, 1.5 percent and 0.7 percent, respectively.  The relatively stronger U.S. dollar decreased first nine months 2006 consolidated net sales and Total International sales by 0.9 percent and 2.0 percent, respectively.  In addition, the relatively stronger U.S. dollar decreased first nine months 2006 sales in the Pharmaceutical Products segment and the Diagnostic Products segment by 1.0 percent and 1.5 percent, respectively.  Sales for the Nutritional Products segment were favorably impacted in the third quarter and first nine months of 2006 by increased sales volume of international pediatric products.  Sales for the Nutritional Products segment were also favorably impacted in the first nine months of 2006 by incremental revenue recorded through the first six months 2006 from a revised agreement for the U.S. promotion of Synagis.

A comparison of the product group sales by segment for the nine months ended September 30 is as follows:

(dollars in millions)

	Nine Months Ended September 30
		Percentage		Percentage
	2006	Change (a)	2005	Change (a)
Pharmaceuticals —
U.S. Pharmaceutical Operations	$2,803	12.7	$2,487	6.5
U.S. Specialty Operations	1,596	11.2	1,436	6.3
International Other Pharmaceuticals	3,029	9.3	2,772	19.7
International Anti-Infectives	544	(14.1)	633	7.3
International Hospital Pharmaceuticals	483	2.2	472	12.7

Diagnostics —
Immunochemistry	1,660	2.3	1,623	3.1
Diabetes Care	846	8.3	781	42.2

Nutritionals —
U.S. Pediatric Nutritionals	834	(0.9)	842	(2.3)
International Pediatric Nutritionals	668	30.1	513	19.3
U.S. Adult Nutritionals	833	1.8	818	23.8
International Adult Nutritionals	573	7.8	531	10.0

(a)             Percentage changes are versus the prior year and are based on unrounded numbers.

Increased sales volume of Humira and Tricor in 2006 favorably impacted U.S. Pharmaceutical Operations.  These increases were partially offset by lower U.S. sales of Biaxin due to generic competition for the immediate-release formulation as well as a weaker flu season.  U.S. sales of Biaxin were $95 million and $213 million in the first nine months of 2006 and 2005, respectively.  U.S. Specialty Operations were favorably impacted in 2006 by increased sales volume and price for Depakote and Kaletra, partially offset by the generic impact on sevoflurane pricing.  Increased sales volume of Humira favorably impacted International Other Pharmaceuticals sales in 2006 and 2005 and decreased sales volume due to generic competition for clarithromycin unfavorably impacted International Anti-Infectives.  Immunochemistry sales for 2006 were negatively affected 1.9 percent by the relatively stronger U.S. dollar.  Diabetes Care product sales growth in 2005 was favorably impacted by the acquisition of TheraSense in the second quarter of 2004.  The decrease in sales of U.S. pediatric nutritionals in the Nutritional Products segment in 2006 was due to competitive share loss and the decrease in sales of U.S. pediatric nutritionals in 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss.  International Pediatric Nutritionals sales increased due primarily to volume growth in developing countries.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations.  Abbott used the modified prospective method of adoption.  Under this method, prior years’ financial results do not include the impact of recording stock options using fair value.  Total non-cash compensation expense charged against income in the first nine months of 2006 for share-based plans totaled approximately $270 million.  Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the grants of share-based awards.

The gross profit margin was 57.1 percent for the third quarter 2006, compared to 50.3 percent for the third quarter 2005.  First nine months 2006 gross profit margin was 57.3 percent, compared to 51.9 percent for the first nine months 2005.  The increases in the gross profit margins were due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that have lower margins than for other products in the Pharmaceutical Products segment.  In addition, restructuring charges recorded in the third quarter of 2005, reduced the gross profit margin in the third quarter and first nine months 2005 by 2.9 and 1.1 percentage points, respectively.  The increases in the gross profit margins were partially offset by higher intangible asset amortization and other acquisition related costs associated with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.

Research and development expenses increased 37.6 percent in the third quarter 2006 and 24.7 percent for the first nine months 2006 over comparable 2005 periods. The effect of recording compensation expense relating to share-based awards and additional costs associated with Abbott’s decision to discontinue the commercial development of the ZoMaxx drug-eluting stent increased research and development expenses by 13.3 percentage points and 7.9 percentage points over the third quarter and first nine months of 2005. The remaining increases were due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses and increased spending to support pipeline programs, including follow-on indications for Humira, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular. The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the third quarter and first nine months 2006 increased 17.8 percent and 14.7 percent, respectively, over the comparable 2005 periods. Both 2006 periods include the effect of recording compensation expense relating to share-based awards, a philanthropic contribution to the Abbott Fund and the acquisition of Guidant’s vascular intervention and endovascular solutions businesses. These items increased selling, general and administrative expenses by 12.6 percentage points and 8.8 percentage points over the third quarter and first nine months of 2005. The remaining increases were due, in part, to increased selling and marketing support for new and existing products, including continued spending for Humira, as well as spending on other marketed pharmaceutical products.

Net interest expense

Net interest expense increased in both the third quarter and first nine months of 2006 due primarily to higher borrowings as a result of the acquisition of Guidant’s vascular intervention and endovascular solutions businesses, and Abbott’s investments in the common stock of Boston Scientific and the note receivable; partially offset by higher interest income.

Other (income) expense, net

The increases in Other (income) expense, net for the third quarter and nine months ended September 30, 2006 are primarily due to fair value adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, the effect of the resolution of prior years’ income tax audits in the third quarter 2006 and the effect of discrete tax events that occurred in the second and third quarters of 2006. For the nine months ended September 30, 2006, 10.9 percentage points of tax benefit was attributed to the income tax audit resolution and discrete items, primarily the tax benefit on acquired in-process and collaborations research and development. The first nine months 2005 includes additional income tax expense of approximately $52 million for remittances of foreign earnings of approximately $600 million in connection with the American Jobs Creation Act of 2004. The effect of the increased income taxes on the remittance of foreign earnings was to increase the first nine months 2005 effective tax rate by approximately 1.6 percentage points. Abbott estimates that the effective tax rate for the last three months of 2006 will be between 23.5 percent and 24.0 percent. The effective tax rates, excluding the effect of the income taxes on the remittances of foreign earnings, the income tax audit resolution and discrete items, are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Restructurings

In 2005, Abbott management approved plans to realign its global manufacturing operations and selected international commercial operations. An additional $39 million was subsequently recorded in the first nine months of 2006 relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity for restructurings (dollars in millions):

	Employee- Related and Other	Asset Impairments	Total

2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
Payments and other adjustments	(66.4)	—	(66.4)
Accrued balance at September 30, 2006	$88.4	$—	$88.4

Business Combinations and Related Transactions

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant. These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE drug-eluting stent in the U.S. and in Japan. Each $250 million payment will result in the recording of additional goodwill. The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars). The valuation of intellectual property, including intangible assets and acquired in-process research and development, is substantially complete, but the valuations of the other assets and liabilities are preliminary. The allocation will be finalized when certain information regarding the other assets and liabilities is known.

Goodwill	$1,688
Acquired intangible assets, primarily product rights for marketed products, customer relationships and technology	1,195
Acquired in-process research and development	665
Acquired net tangible assets	580
Total preliminary allocation of acquisition cost	$4,128

The acquisition cost has been allocated to the acquired net assets based on preliminary appraisals of the estimated fair values on the date of acquisition. Acquired intangible assets will be amortized over 3 to 15 years (average of approximately 10 years). Acquired in-process research and development was charged to income in the second and third quarters of 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. Abbott is required to dispose of the shares by October 2008. Sales of the shares are limited to approximately 5.4 million shares per month until October 2007. The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale. On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18. As of September 30, 2006, all of the shares are recorded as available for sale in accordance with SFAS No. 115. The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable. In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares. Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99. Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. After Abbott incurs the first $10 million of interest expense on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest expense. Reimbursement for the incremental interest expense will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition. Abbott recorded approximately $55 million for this interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. The financial assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

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

Investment in Boston Scientific Common Stock

The cost basis of the Boston Scientific shares accounted for as available-for-sale securities as of September 30, 2006, is $1.326 billion. The fair value of the available-for-sale shares was $866 million at September 30, 2006, resulting in charges of $119 million and $276 million to Accumulated other comprehensive income (loss), net of income tax benefits of $79 million and $184 million for the third quarter and nine months ended September 30, 2006, respectively.

The decline in the fair value of the Boston Scientific shares, as noted above, is considered by management to be temporary as these shares have been owned by Abbott for a relatively short period of time and Abbott has both the ability and intent to hold the shares for a period of time to allow for the decline in value to reverse.

Business Acquisition Subsequent to September 30, 2006

On November 6, 2006, Abbott announced that it will acquire Kos Pharmaceuticals Inc. for net cash of approximately $3.7 billion, including cash currently held by Kos Pharmaceuticals. Kos Pharmaceuticals Inc. is a specialty pharmaceutical company that develops and markets proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. The transaction is subject to antitrust clearance under the Hart-Scott-Rodino Act and acquisition of a majority of the outstanding Kos Pharmaceuticals shares in the tender offer. The acquisition will be financed with debt.

Liquidity and Capital Resources at September 30, 2006 Compared with December 31, 2005

Net cash from operating activities for the first nine months 2006 totaled approximately $4.0 billion. The increase in cash from operating activities compared to 2005 is due to higher net earnings adjusted for after-tax non-cash charges for acquired in-process research and development and share-based compensation, higher contributions to retirement benefit plans in 2005 compared to 2006 and lower inventory levels and trade accounts receivable; partially offset by higher income tax payments in 2006, including tax payments related to the 2005 remittances of foreign earnings under the American Jobs Creation Act. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At September 30, 2006, Abbott had working capital of approximately $2.6 billion compared to working capital of approximately $4.0 billion at December 31, 2005. The decrease in working capital was due primarily to cash and cash equivalents used in the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.

At September 30, 2006, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $3.0 billion that support commercial paper borrowing arrangements.  Subsequent to the announced potential acquisition of Kos Pharmaceuticals Inc, Standard and Poor’s affirmed its current debt ratings for Abbott and maintained its current “stable” outlook and Moody’s Investors Service affirmed its current debt ratings for Abbott and affirmed its current “negative” outlook.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott issued $4.0 billion of long-term debt in the second quarter of 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent. Proceeds from this debt were used to pay down domestic commercial paper borrowings that were incurred to partially fund the acquisition of Guidant’s vascular intervention and endovascular solutions businesses. In addition, commercial paper borrowings were used to repay $1.6 billion of long-term debt in the third quarter 2006.

In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common stock from time to time. During the nine months ended September 30, 2006 and 2005, Abbott purchased approximately 17.3 million and 17.4 million, respectively, of its common shares under a previous authorization at a cost of approximately $755 million and $802 million, respectively.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for Abbott beginning no later than January 1, 2007. Abbott has not yet adopted the Interpretation and is in the process of analyzing its potential effect on Abbott’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new statement requires immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Required adoption of this statement as of December 31, 2006 is estimated to result in a decrease in Abbott’s shareholders’ equity of approximately $1 billion.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” The new statement establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. Adoption of the provisions of this statement is not expected to have a material effect on the results of operations or financial position of Abbott.

Legislative Issues

In August 2006, the President of the United States signed the Pension Protection Act of 2006. Among other things, the Act establishes new minimum funding requirements for plan years beginning in 2008. Abbott does not expect this Act to significantly impact future fundings of its domestic defined benefit pension plans.

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business and Item 1A, Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

At September 30, 2006, Abbott holds 64.6 million shares, or $866 million of Boston Scientific common stock and has a $900 million loan to a wholly-owned subsidiary of Boston Scientific. Abbott’s cost basis in the shares is approximately $1.3 billion. A hypothetical 20 percent decrease in Boston Scientific’s share price would decrease the value of the Boston Scientific shares by approximately $173 million. Abbott is required to dispose of the shares by October 2008. Sales of Boston’s shares are limited to approximately 5.4 million shares per month until October 2007. In addition, Abbott is a creditor of Boston Scientific for the $900 million loan that is due in 2011 and, as such, is subject to credit risk. Abbott issued $4.0 billion of long-term debt in the second quarter of 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent.

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

(b)         Changes in internal control over financial reporting.  Abbott is in the process of integrating its legacy vascular business and the vascular businesses acquired from Guidant in April 2006.  In the third quarter of 2006, Abbott migrated its domestic legacy order entry, distribution, sales accounting and customer receivables management into the SAP enterprise system acquired from Guidant.  During the quarter ended September 30, 2006, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2006) those described below.

In its 2005 Form 10-K, Abbott reported that cases were pending in which Abbott seeks to enforce its patents for divalproex sodium (a drug that Abbott sells under the trademark Depakote®).  In the previously reported case against Nu-Pharm and Apotex, the U.S. District Court for the Northern District of Illinois has stayed the lawsuit pending an appeal from an order enjoining further consideration of Nu-Pharm’s ANDA.

In its 2005 Form 10-K, Abbott reported that one case was pending in the U.S. District Court for the Eastern District of Texas, involving patents regarding monoclonal antibodies, which plaintiffs claim cover adalimumab (a drug sold by Abbott under the trademark Humira®). During the third quarter, the parties dismissed this litigation and have submitted their dispute to binding arbitration.

In its 2005 Form 10-K, Abbott reported that six cases were pending related to Abbott’s patents for sevoflurane (an anesthesia  product Abbott sells under the trademarks Ultane® and Sevorane®).  In the case filed by Abbott and Central Glass against Baxter Company, Ltd., pending in the Tokyo District Court in Japan, the court held that Baxter infringes an Abbott patent.  Baxter has appealed that decision.

In its 2005 Form 10-K, Abbott reported that it is involved in litigation pending in the U.S. District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin extended release (a drug Abbott sells under the trademark Biaxin®XL).  In two of those cases, Abbott finalized settlement agreements with Teva and Ranbaxy in August 2006, which resolved the pending litigation with both parties.  The cases with Teva and Ranbaxy have been voluntarily dismissed.

In October 2006, Abbott was served with a complaint filed by Lupin Limited in the U.S. District Court for the Eastern District of Virginia alleging that one of the patents covering cefdinir is invalid or not infringed by Lupin’s generic product.  Abbott is the exclusive licensee of this patent, which covers the crystalline forms of cefdinir (a drug Abbott sells under the trademark Omnicef®) in the United States.  Abbott intends to defend its intellectual property.

In its 2005 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors.  The federal court cases have been consolidated in the U.S. District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  Two cases filed in state court have been removed to federal court and conditionally transferred to MDL 1456:  State of Hawaii, filed in April 2006 in the First Circuit Court of the State of Hawaii, and State of South Carolina (on behalf of the State of South Carolina and its citizens), filed in August 2006 in the Court of Common Pleas, Richland County. During the third quarter, Abbott was notified that three additional cases were filed in state court:  State of South Carolina (on behalf of the State Health Plan), an additional case filed in August 2006 in the Court of Common Pleas, Richland County; County of Oswego, filed in May 2006 in the Supreme Court of New York, Oswego County; and County of Schenectady, filed in May 2006 in the Supreme Court of New York, Schenectady County.  As previously disclosed in Abbott’s Form 10-Q for the second quarter of 2006, the Department of Justice intervened in a civil whistle-blower lawsuit pending in the Southern District of Florida alleging that Abbott inflated prices for Medicaid and Medicare reimbursable products.  This lawsuit has been transferred to MDL 1456 for pre-trial proceedings.  Abbott has filed a motion to dismiss the case. While it is not feasible to predict the outcome of these proceedings and investigations with certainty, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

In its 2005 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma.  Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin.  A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of September 30, 2006, there are a total of 153 lawsuits pending in which Abbott is a party.  Seven cases are pending in federal court and 146 cases are pending in state court.  146 cases are brought by individual plaintiffs, and 7 cases are brought as purported class action lawsuits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its 2005 Form 10-K, Abbott reported that it is a defendant in a number of lawsuits involving the drug sibutramine (sold under the trademarks Meridia®, Reductil®, ReductylTM, and ReductalTM) that have been brought either as purported class actions or on behalf of individual plaintiffs.  The lawsuits generally allege design defects and failure to warn.  Certain lawsuits also allege consumer protection violations and/or unfair trade practices.  As previously disclosed in Abbott’s Form 10-Q for the second quarter of 2006, the Sixth Circuit Federal Court of Appeals affirmed summary judgment in favor of Abbott in the cases captioned In Re: Meridia MDL No. 1481.  The Sixth Circuit remanded the cases to the lower court for a formal dismissal.  In August 2006, the U.S. District Court for the Northern District of Ohio dismissed the cases.  The remaining litigation related to sibutramine is not material to Abbott.

In September 2006, Johnson & Johnson filed a lawsuit against Guidant Corporation, Boston Scientific Corporation and Abbott in the U.S. District Court for the Southern District of New York alleging that Abbott and Boston Scientific tortiously interfered with the proposed merger agreement between Johnson & Johnson and Guidant and that Guidant breached that agreement.  Johnson & Johnson seeks monetary damages.  The defendants intend to file a motion to dismiss.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 — July 31, 2006	658,385[1]	$31.693	0	2,709,556[2]
August 1, 2006 — August 31, 2006	721,142[1]	$31.362	0	2,709,556[2]
September 1, 2006 — September 30, 2006	256,099[1]	$33.082	0	2,709,556[2]
Total	1,635,626	$31.7648	0	2,709,556[2]

1.                                       These shares include:

(i)                                     the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 645,385 in July, 708,142 in August, and 243,099 in September; and

(ii)                                  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 13,000 in July, 13,000 in August, and 13,000 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                                       On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares.  This new authorization includes 2,709,556 shares remaining from the share repurchase authorized by the board of directors in October 2004.

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

Date:   November 7, 2006

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