Form 10-K
period 2006-12-31
ABBOTT LABORATORIES
filed 2007-02-23
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission file number 1-2189

Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)

100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Shares, Without Par Value	New York Stock Exchange
Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ✓    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes        No   ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ✓    Accelerated Filer        Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No    ✓

The aggregate market value of the 1,465,928,862 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 30, 2006), was approximately $63,929,157,671. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2007: 1,543,073,501

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 19, 2007.

PART I

ITEM 1.                BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott’s* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

Incorporated herein by reference is Note 6 entitled “Segment and Geographic Area Information” of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

NARRATIVE DESCRIPTION OF BUSINESS

Abbott has four reportable revenue segments: Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc. During the first half of 2006, Abbott acquired the vascular intervention and endovascular solutions businesses of Guidant Corporation. Effective with this acquisition, Abbott’s base vascular business and the acquired Guidant businesses are reported as the Vascular Products segment.

In December 2006, Abbott acquired Kos Pharmaceuticals, Inc., a specialty pharmaceutical company that developed and marketed proprietary medications for the treatment of cardiovascular, metabolic and respiratory diseases.

In January 2007, Abbott announced that it had entered into a definitive agreement to sell Abbott’s core laboratory diagnostic businesses, including point of care, to General Electric Company (“GE”) for $8.13 billion, in cash. This divestiture does not include Abbott’s Molecular Diagnostics and Diabetes Care businesses. The sale is expected to close in the first half of 2007 and is subject to customary closing conditions, including regulatory approvals.

*                    As used throughout the text of this report on Form 10-K, the term “Abbott” refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Pharmaceutical Products

The Pharmaceutical Products segment’s products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed and sold worldwide, which are sold primarily on the prescription, or recommendation, of physicians. In 2006, Abbott announced a collaboration with AstraZeneca to co-develop and market a fixed-dose combination lipid management therapy of Crestor® (rosuvastatin/AstraZeneca) with either Tricor® (Abbott’s fenofibrate) or Abbott’s next generation fenofibrate, ABT 335.

The principal products included in the Pharmaceutical Products segment are:

•       TriCor®, for the treatment of dyslipidemia;

•       Niaspan®, for the treatment of high cholesterol;

•       HUMIRA®, for the treatment of rheumatoid arthritis, psoriatic arthritis and ankylosing spondylitis;

•       the anti-infectives clarithromycin (sold under the trademarks Biaxin®, Klacid® and Klaricid®), Omnicef®, an oral cephalosporin antibiotic, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymer-coated erythromycin, Erythrocin®, and E.E.S.®;

•       Synthroid®, for the treatment of hypothyroidism;

•       Meridia® and Reductil® (also marketed as Reductyl™ and Reductal™) for the treatment of obesity;

•       the anti-virals Kaletra® and Norvir®, protease inhibitors for the treatment of HIV infection;

•       Depakote®, an agent for the treatment of epilepsy and bipolar disorder and the prevention of migraines;

•       the anesthesia products sevoflurane (sold in the United States under the trademark Ultane® and outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane;

•       the specialty injectables Zemplar®, for the treatment of hyperparathyroidism, Calcijex®, and Survanta®;

•       Lupron®, also marketed as Lucrin®, and Lupron Depot® used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids;

•       Ogastro®, also marketed as Prevacid® (lansoprazole), a proton pump inhibitor for the short-term treatment of duodenal ulcers, gastric ulcers, and erosive esophagitis; and

•       various cardiovascular products, including Mavik® (also marketed as Goptin®), Isoptin® and Tarka® for the treatment of hypertension.

The Pharmaceutical Products segment markets its products worldwide and generally sells its products directly to wholesalers, government agencies, health care facilities, and independent retailers from Abbott-owned distribution centers and public warehouses. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. This segment directs its primary marketing efforts toward securing the prescription of Abbott’s brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the Department of Veterans Affairs and the Department of Defense) are also important customers.

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

Diagnostic Products

The Diagnostic Products segment’s products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physicians’ offices, alternate-care testing sites, plasma protein therapeutic companies, and consumers.

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

•       the product line of FreeStyle® blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including FreeStyle®Freedom™, FreeStyle®, FreeStyle Flash® (sold in certain international markets as FreeStyle® Mini), FreeStyle Papillon™, and FreeStyle Tracker®, and other blood glucose monitoring meters, test strips, data management software and accessories, including Precision Xtra™, MediSense Optium™, Precision PCx®, Precision Q.I.D.®, MediSense II™, TrueMeasure® strips, Precision Link® Direct, and Precision® Sure-Dose® insulin syringes; and

•       the i-STAT® point-of-care diagnostic systems and tests for blood analysis, including the i-STAT® system.

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

The Diagnostic Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians’ offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Blood glucose monitoring meters and test strips for people with diabetes are also marketed and sold over-the-counter to consumers.

The Diagnostic Products segment’s products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products. Certain of this segment’s products are subject to restrictions on their sale in the United States under a consent decree entered in 1999. The consent decree is discussed in the section captioned, “Regulation” on pages 7 through 9.

Nutritional Products

The Nutritional Products segment’s products include a broad line of pediatric and adult nutritionals manufactured, marketed and sold worldwide. These products are sold directly to consumers, often on the recommendation or prescription of physicians or other health care professionals, and to health care facilities and government agencies. The segment also includes specialty pharmaceuticals.

Principal products in the Nutritional Products segment include:

•       various forms of prepared infant formula and follow-on formula, including Similac®Advance®, Similac®, Similac® With Iron, Similac®2, Isomil® Advance®, Isomil®, Isomil®2, Alimentum®, Similac® NeoSure®, Gain®, and Abbott Grow®;

•       adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure®, PediaSure®, and Pedialyte®;

•       nutritional products used in enteral feeding in health care institutions, including Jevity®, Osmolite®, and Nepro®;

•       the pharmaceutical product Survanta®; and

•       Zone Perfect® bars and the EAS family of nutritional brands, including AdvantEdge® and Myoplex®.

The Nutritional Products segment’s products are distributed from Abbott-owned distribution centers or public warehouses.

The segment generally sells nutritional products directly to retailers, wholesalers, health care facilities, and government agencies. Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott’s brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Isomil® Advance®, Gain®, Abbott Grow®, PediaSure®, Pedialyte®, Ensure®, Glucerna®, Zone Perfect®, and EAS® are promoted directly to the public by consumer marketing efforts. These products are generally sold directly to retailers and wholesalers.

The segment’s pharmaceutical products are generally marketed directly to physicians, health care facilities, and government agencies and sold through wholesalers. Primary marketing efforts for this segment’s pharmaceutical products are directed at securing the prescription of these products by physicians.

Competition for nutritional products in the segment is generally other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, and availability of private label product forms. Competition for pharmaceutical products in the segment is generally from other health care and pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products which are off-patent.

Vascular Products

The Vascular Products segment’s products include a broad line of coronary, endovascular and vessel closure devices used in the treatment of vascular disease. In April 2006, Abbott acquired Guidant Corporation’s vascular intervention and endovascular solutions businesses.

The principal products included in the Vascular Products segment are:

•       Multi-Link Vision®, and Multi-Link Mini Vision®, coronary metallic stents;

•       Xience V®, a next-generation drug-eluting coronary stent system developed on the Multi-Link Vision platform;

•       BMW® and Asahi coronary guidewires;

•       StarClose®, a vessel closure device;

•       Acculink®/Accunet® and Xact®/Emboshield®, carotid stent systems; and

•       Voyager® balloon dilation products.

The Vascular Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

The Vascular Products segment’s products are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

TAP Pharmaceutical Products Inc.

Under an agreement between Abbott and Takeda Pharmaceutical Company, Limited of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer, for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor. Its principal indications are for short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

TAP’s products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed for TAP from Abbott-owned distribution centers. Primary marketing efforts for pharmaceutical products are directed toward securing the prescription of TAP’s brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

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

INFORMATION WITH RESPECT TO ABBOTT’S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott’s operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2007 to 2026, in the aggregate are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark HUMIRA®), are material in relation to Abbott’s business as a whole. The United States composition of matter patents covering adalimumab will expire in 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott’s Pharmaceutical Products segment: those related to clarithromycin (which is sold under the trademarks Biaxin®, Klacid®, and Klaricid®), those related to divalproex sodium (which is sold under the trademark Depakote®), those related to lansoprazole (which is sold under the trademarks Prevacid® and Ogastro®), those related to cefdinir (which is sold under the trademark Omnicef®), those related to lopinavir/ritonavir (which is sold under the trademark Kaletra®), those related to fenofibrate (which is sold under the trademark TriCor®), and those related to sevoflurane (which is sold under the trademarks Sevorane® and Ultane®). The United States composition of matter patent covering clarithromycin is licensed from Taisho Pharmaceutical Co., Ltd. of Tokyo, Japan, and expired in 2005. The United States composition of matter patents covering divalproex sodium will expire in 2008. The United States composition of matter patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009. The United States composition of matter patent covering lopinavir will expire in 2015. The United States composition of matter patents covering ritonavir will expire in 2015. The United States composition of matter patent covering lopinavir/ritonavir will expire in 2016. The United States composition of matter patent covering cefdinir is licensed from Astellas Corporation and expires in 2007. The United States crystal form of cefdinir is licensed from Astellas Corporation and expires is 2011. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2009, 2011, 2018, and 2020. The principal non-composition of matter patents covering sevoflurane in the Pharmaceutical Products segment’s major markets will expire in 2018. Litigation involving Abbott’s patents covering adalimumab, cefdinir, clarithromycin, divalproex sodium, and sevoflurane, as well as litigation involving patents used in the operation of Abbott’s Vascular Products segment, is discussed in Legal Proceedings on pages 16 and 17.

Although the expiration of a composition of matter patent may lead to increased competition, in most cases Abbott owns or has a license to other patents that expire after the composition of matter patent related to particular formulations, uses, or processes for manufacturing the pharmaceutical. These non-composition of matter patents and Abbott’s other intellectual property, along with such other factors as a competitor’s need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Abbott to continue to maintain exclusivity or have other commercial advantages after the expiration of the composition of matter patent.

Seasonal Aspects, Customers, Backlog, and Renegotiation

There are no significant seasonal aspects to Abbott’s business. The incidence of certain infectious diseases which occur at various times in different areas of the world does, however, affect the demand for Abbott’s anti-infective products. Orders for Abbott’s products are generally filled on a current basis, and order backlog is not material to Abbott’s business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of the government.

Research and Development

Abbott spent $2,255,271,000 in 2006, $1,821,175,000 in 2005, and $1,696,753,000 in 2004 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2006 were approximately $8 million and $58 million, respectively. Capital and operating expenditures for pollution control in 2007 are estimated to be $6 million and $62 million, respectively.

Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at several locations in the United States including Puerto Rico under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. Abbott is also engaged in remediation at several other sites, some of which are owned by Abbott, in cooperation with the Environmental Protection Agency (EPA) or similar agencies. While it is not feasible to predict with certainty the final costs related to those investigations and remediation activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott’s financial position, cash flows, or operations.

Employees

Abbott employed approximately 66,663 persons as of December 31, 2006.

Regulation

The development, manufacture, sale, and distribution of Abbott’s products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions. In addition, governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees, such as application, product, and establishment fees.

Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the FDA’s Quality System Regulation and restricts the sale in the United States of certain products in the Diagnostics Product segment. In 2003, the FDA concluded that those operations were in substantial conformity with that regulation. Abbott is introducing new diagnostics products manufactured at its Lake County, Illinois facilities and continuing the process of reintroducing products removed from the market as a result of the consent decree.

International operations are also subject to a significant degree of government regulation and country-specific rules and regulations. Many countries, directly or indirectly, through reimbursement limitations, control the selling price of most health care products. Furthermore, many countries limit the importation of raw materials and finished products.

Continuing studies of the utilization, safety, efficacy, and outcomes of health care products and their components are being conducted by industry, government agencies, and others. Such studies, which employ increasingly sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of marketing of such products and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have enacted generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer’s version of a pharmaceutical product for the one prescribed. In 2006, a prescription drug benefit was implemented under the Medicare program, providing eligible individuals with greater access to prescription drugs. Increases in sales volume may be offset by federal government efforts to manage the costs of the Medicare program. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on diagnosis rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Under federal law, manufacturers must pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans. In addition, a majority of states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities.

In the United States, governmental cost containment efforts have extended to the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC). All states are mandated to have in place a cost containment program for infant formula. As a result, states obtain rebates from manufacturers of infant formula whose products are used in the program through competitive bidding.

Abbott expects debate to continue during 2007 at both the federal and the state level over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing prices, or reducing the rate of price increases, for health care products and services.

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

INTERNET INFORMATION

Copies of Abbott’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Abbott’s investor relations website (www.abbottinvestor.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission.

Abbott’s corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott’s audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on Abbott’s investor relations website (www.abbottinvestor.com) or by sending a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 362, AP6D2, Abbott Park, Illinois 60064-6048, attn. Investor Relations.

ITEM 1A.        RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered before deciding to invest in any of Abbott’s securities. Additional risks and uncertainties not presently known to Abbott, or risks Abbott currently considers immaterial, could also affect Abbott’s actual results. Abbott’s business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks.

Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.

Abbott may pursue acquisitions, technology licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott’s credit rating and result in increased borrowing costs and interest expense.

Abbott holds a significant investment in Boston Scientific and is subject to market and credit risk.

On April 21, 2006, in connection with Abbott’s acquisition of the vascular intervention and endovascular solutions businesses of Guidant Corporation, Abbott purchased 64.6 million shares of Boston Scientific stock for $1.4 billion and loaned BSC International Holding, Limited (a wholly-owned subsidiary of Boston Scientific) $900 million on a subordinated basis. As long as Abbott holds the shares, Abbott will have a substantial undiversified equity investment in Boston Scientific and, therefore, will be subject to the risk of changes in the market value of those shares. Until October 2007, Abbott generally may not, in any one month period, sell more than approximately 5.4 million shares. Additionally, Abbott is required to dispose of these shares no later than October 31, 2008. As long as the loan is outstanding, Abbott will be a general unsecured creditor of Boston Scientific with respect to the $900 million loan and, as such, is subject to credit risk.

The expiration or loss of patent protection and licenses may affect Abbott’s future revenues and operating income.

Many of Abbott’s businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott’s intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott’s intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott’s business will suffer. To the extent that countries do not enforce Abbott’s intellectual property rights or to the extent that countries require compulsory licensing of its intellectual property, Abbott’s future revenues and operating income will be reduced. Abbott’s principal patents and trademarks are described in greater detail in the sections captioned, “Patents, Trademarks, and Licenses” and “Financial Review,” and litigation regarding these patents is described in the section captioned “Legal Proceedings.”

Competitors’ intellectual property may prevent Abbott from selling its products or have a material adverse effect on Abbott’s future profitability and financial condition.

Competitors may claim that an Abbott product infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require Abbott to enter into royalty or license agreements. If this should be necessary, Abbott cannot guarantee that it would be able to obtain royalty or license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Abbott to significant damages or an injunction preventing the manufacture, sale or use of affected Abbott products. Any of these events could have a material adverse effect on Abbott’s profitability and financial condition.

Abbott is subject to cost-containment efforts that could cause a reduction in future revenues and operating income.

In the United States and other countries, Abbott’s businesses have experienced downward pressure on product pricing. Cost-containment efforts by the government and private organizations are described in greater detail in the section captioned “Regulation.” To the extent these cost containment efforts are not offset by greater patient access to healthcare or other factors, Abbott’s future revenues and operating income will be reduced.

Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Abbott’s products are subject to rigorous regulation by the U.S. Food and Drug Administration, and numerous other national, supranational, federal and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues and in substantial additional costs.

In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott’s facilities and procedures and those of Abbott’s suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott’s products and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott’s business practices and operations; refunds, recalls or seizures of Abbott’s products; a total or partial shutdown of production in one or more of Abbott’s facilities while Abbott or Abbott’s suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott’s business and have a material adverse effect on Abbott’s revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

Abbott’s industry is also subject to various federal, state and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott’s business and result in a material adverse effect on Abbott’s revenues, profitability and financial condition.

If Abbott does not introduce new products in a timely manner, Abbott’s products may become obsolete over time, customers may not buy Abbott’s products, and Abbott’s revenue and profitability may decline.

Demand for Abbott’s products may change in ways Abbott does not anticipate. This could occur, for example, due to changing customer needs, the introduction by others of new products and technologies, or changing industry standards. Without the timely introduction of new products and enhancements, Abbott’s products may become obsolete over time, causing Abbott’s revenue and operating results to suffer. Even if Abbott succeeds in creating new product candidates, these candidates may not become commercially successful products if Abbott does not achieve positive clinical outcomes, meet regulatory requirements, or establish and maintain its intellectual property rights.

Even if Abbott successfully develops new products or enhancements or new generations of Abbott’s existing products, they may be quickly rendered obsolete by changing customer preferences or the introduction by Abbott’s competitors of products embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance, and uncertainty over third-party reimbursement.

The manufacture of many of Abbott’s products is a highly exacting and complex process, and if Abbott or one of its suppliers encounters problems manufacturing products, Abbott’s business could suffer.

The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.

The international nature of Abbott’s business subjects it to additional business risks that may cause its revenue and profitability to decline.

Abbott’s business is subject to risks associated with doing business internationally. Sales outside of the United States make up more than 45% of Abbott’s net sales. The risks associated with Abbott’s operations outside the United States include:

•       changes in foreign medical reimbursement policies and programs;

•       multiple foreign regulatory requirements that are subject to change and that could restrict Abbott’s ability to manufacture and sell its products;

•       differing local product preferences and product requirements;

•       trade protection measures and import or export licensing requirements;

•       difficulty in establishing, staffing, and managing foreign operations;

•       differing labor regulations;

•       potentially negative consequences from changes in or interpretations of tax laws;

•       political and economic instability;

•       inflation, recession and fluctuations in foreign currency exchange and interest rates; and

•       diminished protection of intellectual property in some countries.

These risks may, individually or in the aggregate, have a material adverse effect on Abbott’s revenues and profitability.

Significant safety issues could arise for Abbott’s products, which could have a material adverse effect on Abbott’s revenues and financial condition.

All health care products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product’s label or narrow its approved indication, either of which could reduce the product’s market acceptance. If serious safety issues with an Abbott product arise, sales of the product could be halted by Abbott or by regulatory authorities.

In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on Abbott’s business and reputation and on Abbott’s ability to attract and retain customers. Product liability claims could have a material adverse effect on Abbott’s profitability and financial condition.

Other factors can have a material adverse effect on Abbott’s future profitability and financial condition.

Many other factors can affect Abbott’s profitability and its financial condition, including:

•       Changes in the assumptions used to calculate the recorded amount of certain assets and liabilities, such as those used to calculate the cost for pension and post-employment benefits and stock-based compensation, or actual results differing from those assumptions.

•       Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements and environmental laws in domestic or foreign jurisdictions.

•       Changes in the rate of inflation, interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott’s employee benefit trusts.

•       Changes in business and political conditions, including (i) war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action, (ii) natural disasters, (iii) the cost and availability of insurance due to any of the foregoing events, and (iv) labor disputes, strikes, slow-downs or other forms of labor or union activity.

•       Changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates both in the U.S. and abroad and opportunities existing now or in the future.

•       Changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors and business partners.

•       Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree or corporate integrity agreement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are based on management’s current expectations, estimates and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                PROPERTIES

Abbott’s corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott’s principal plants, as of December 31, 2006, are listed below.

Location	Reportable Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical Products and Diagnostic Products
Alameda, California*	Diagnostic Products
Altavista, Virginia	Pharmaceutical Products and Nutritional Products
Barceloneta, Puerto Rico	Pharmaceutical Products and Diagnostic Products
Brockville, Canada	Nutritional Products
Campoverde di Aprilia, Italy	Pharmaceutical Products
Casa Grande, Arizona	Pharmaceutical Products and Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Pharmaceutical Products and Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England*	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Edison, New Jersey*	Pharmaceutical Products
Fairfield, California*	Nutritional Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Kanata, Ontario, Canada*	Diagnostic Products
Karachi, Pakistan	Pharmaceutical Products
Katsuyama, Japan	Pharmaceutical Products
Ludwigshafen, Germany	Pharmaceutical Products
Mexico City, Mexico	Pharmaceutical Products
North Chicago, Illinois	Pharmaceutical Products
Queenborough, Kent, England	Pharmaceutical Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Pharmaceutical Products
Santa Clara, California	Diagnostic Products
Sligo, Ireland	Nutritional Products and Diagnostic Products
South Pasadena, California	Diagnostic Products
Sturgis, Michigan	Pharmaceutical Products and Nutritional Products
Temecula, California	Vascular Products
Whippany, New Jersey	Pharmaceutical Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Diagnostic Products
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*                    Leased property

In addition to the above, Abbott has manufacturing facilities in six other locations in the United States, including Puerto Rico. Outside the United States, manufacturing facilities are located in thirteen other countries. Abbott’s facilities are deemed suitable and provide adequate productive capacity.

In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns ten distribution centers. Abbott also has twenty-one United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Austin, Texas; Columbus, Ohio (two locations); Cranbury, New Jersey; Des Plaines, Illinois; East Windsor, New Jersey; Fairfield, California; Golden, Colorado; Hollywood, Florida; Irving, Texas; Long Grove, Illinois; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California; South Brunswick, New Jersey; Temecula, California; Weston, Florida; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Australia, Belgium, Canada, France, Germany, Ireland, Japan, the Netherlands, South Africa, Spain, Switzerland, and the United Kingdom.

Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.                LEGAL PROCEEDINGS

Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2007) those described below.

Six cases are pending in which Abbott seeks to enforce its patents relating to divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In one case (filed December 2006 in the U.S. District Court for the Central District of California), Abbott seeks injunctive relief against Anchen Pharmaceuticals, Inc. and Anchen International Pharmaceuticals Company, Ltd. and their proposed generic version of extended-release Depakote®. In two of the actions (filed in November 2005 and April 2006, respectively) pending in the U.S. District Court for the Northern District of Illinois, Abbott seeks injunctive relief against Mylan Pharmaceuticals’ proposed generic version of extended-release Depakote®. Abbott filed two other cases (June 2005 and May 2006) in the U.S. District Court for the Northern District of Illinois against Nu-Pharm Inc., Apotex Inc., and Apotex Corp. relating to generic versions of delayed-release Depakote®. These actions are currently stayed while Apotex appeals a decision enjoining the approval of Nu-Pharm’s ANDA. The sixth case against Alra Laboratories, Inc. (filed in August 1992 in the U.S. District Court for the Northern District of Illinois) relates to a generic version of delayed-release Depakote®.

One case was pending in the United States District Court for the Eastern District of Texas, Chiron Corporation and Rockefeller University v. Abbott and Centocor, involving patents regarding monoclonal antibodies, which plaintiffs claimed covered adalimumab (a drug sold by Abbott under the trademark Humira®). The litigation was resolved through binding arbitration.

Six cases are pending related to Abbott’s patents for sevoflurane (an anesthesia product Abbott sells under the trademarks Ultane® and Sevorane®). Two cases brought by Abbott and Central Glass Company, Ltd. (Central Glass) against Baxter Healthcare Corporation (Baxter) are pending in the United States District Court for the Northern District of Illinois and allege that Baxter’s proposed generic sevoflurane product infringes their patent(s). In one of those cases, the Federal Circuit Court of Appeals held one of Abbott’s patents invalid. One case, filed by Baxter and Baxter Healthcare Ltd. in June 2005 against Abbott and Central Glass, is pending in the United Kingdom, High Court of Justice. A trial was held in December 2006. In another case, filed by Abbott and Central Glass in May 2005 against Baxter Company, Ltd., in the Tokyo District Court in Japan, Abbott obtained an injunction against Baxter’s sales of its products. Baxter has appealed that decision. Two cases regarding a generic sevoflurane product sold by Cristalia Productos Quimicos Farmaceuticos, Ltda. are pending in the Sao Paulo State Court in Brazil.

Abbott is involved in litigation pending in the United States District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin extended release (a drug Abbott sells under the trademark Biaxin® XL) and the proposed extended release products of the following companies: Andrx Pharmaceuticals, Inc. (filed in March 2005), and Sandoz, Inc. (filed in September 2005). In November 2005, Abbott obtained a preliminary injunction against Andrx preventing Andrx from launching its extended release clarithromycin product. In January 2007, the United States Court of Appeals for the Federal Circuit affirmed the preliminary injunction. In December 2006, Abbott’s motion for a temporary restraining order against Sandoz was denied. In January 2007, Abbott filed a motion for preliminary injunction against Sandoz. Litigation relating to Abbott’s clarithromycin patents is also pending in Canada and South Africa.

One case is pending in which Abbott seeks to enforce a patent covering cefdinir (a drug that Abbott sells in the United States under the trademark Omnicef®). In October 2006, Abbott was served with a complaint filed by Lupin Limited in the U.S. District Court for the Eastern District of Virginia alleging that one of the patents covering cefdinir is invalid or not infringed by Lupin’s generic product. Lupin also challenges the validity of the patent term extension for this patent. Abbott is the exclusive licensee of this patent, which covers the crystalline forms of cefdinir, in the United States. In November 2006, Abbott filed a counterclaim against Lupin Limited and Lupin Pharmaceuticals, Inc. for infringement of this patent.

Twenty-one lawsuits, including fifteen purported class actions, are pending against Abbott, Fournier Industrie et Sante, and Laboratories Fournier, S.A. (Fournier), alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations. One purported class action, Paul T. Regan (filed in July 2005), is pending in the United States District Court for the Central District of California. The other fourteen purported class actions and six individual actions are pending in the United States District Court for the District of Delaware: Alberto Litter (filed in August 2005), Allied Services Division Welfare Fund and Hector Valdes (filed in June 2005), American Sales Company, Inc. (filed in March 2006), Cindy Cronin (filed in July 2005), Diana Kim (filed in June 2005), Local 28 Sheet Metal Workers (filed in July 2005), Louisiana Wholesale Drug Company, Inc. (filed in June 2005), Meijer, Inc. (filed in June 2005), Painters District Council No. 30 Health and Welfare Fund (filed in June 2005), Pennsylvania Employees Benefit Trust Fund (filed in June 2005), Philadelphia Federation of Teachers Health and Welfare Fund (filed in July 2005), Elaine M. Pullman (filed in June 2005), Rochester Drug Co-Operative, Inc. (filed in June 2005), Charles M. Shain (filed in July 2005), and Vista Healthplan, Inc. (filed in June 2005), CVS Pharmacy, Inc. (filed in August 2005), Impax Laboratories (filed in June 2005), Pacificare Health Systems, Inc. (filed in August 2005), Teva Pharmaceuticals USA, Inc. (filed in June 2005), and Walgreen Co. (filed in June 2005). The plaintiffs seek actual damages, treble damages and other relief.

A number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, the U.S. Department of Justice, State Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys’ fees. Abbott has filed or intends to file a response in each case denying all substantive allegations. The federal court cases have been consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. MDL 1456 includes: (a) a purported class action case in which plaintiffs seek to certify a nationwide class of Medicare Part B consumers and two Massachusetts classes of third party payors and other consumers, filed in June 2003; (b) eleven State Attorney General and five state county suits, including a consolidated New York counties/City of New York suit filed in June 2005; and (c) a civil whistle-blower suit brought by the United States Department of Justice (filed in federal court in the Southern District of Florida in May 2006). Abbott has filed a motion to dismiss the Department of Justice case.

In addition, eight cases are also pending in state courts: State of West Virginia, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia; Swanston, filed in March 2002 in the Superior Court for Maricopa County, Arizona; International Union of Operating Engineers, filed in June 2003 in the Superior Court of Monmouth County, New Jersey; Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Texas, filed in May 2004 in the District Court of Travis County, Texas; State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama; State of Hawaii, filed in April 2006 in the First Circuit Court of Hawaii; and the State of South Carolina (on behalf of the State Health Plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County. Certain state agencies, including the Attorneys General of Florida and Idaho, are investigating Abbott’s marketing and pricing practices with respect to certain Medicare and Medicaid reimbursable products. These civil investigations seek to determine whether these practices violated any laws, including the Federal False Claims Act, or constituted fraud in connection with the Medicare and/or Medicaid reimbursement paid to third parties. While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

The United States Department of Justice, through the United States Attorneys for the Eastern District of Wisconsin and the Western District of Louisiana, are investigating the sales and marketing practices of Kos Pharmaceuticals, Inc., a company Abbott acquired in December 2006. The United States Attorney for the Eastern District of Wisconsin is working together with the Office of Inspector General of the United States Department of Health and Human Services. In addition, the Louisiana U.S. Attorney is investigating Kos’ calculation and reporting of Medicaid rebates. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, the Anti-Kickback Statute, and the Medicaid Rebate Statute in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

In addition, the U.S. Department of Justice, through the United States Attorney for Maryland, is investigating the sales and marketing practices of Abbott for Micardis, a drug co-promoted with (until March 31, 2006) and manufactured by Boehringer Ingelheim. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, and the Anti-Kickback Statute in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

Abbott is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma. Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma. Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug. As of December 31, 2006, there are a total of 123 lawsuits pending in which Abbott is a party. Three cases are pending in federal court and 120 cases are pending in state court. 117 cases are brought by individual plaintiffs, and 6 cases are brought as purported class action lawsuits. Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

Abbott is a defendant in several lawsuits originally filed in the United States District Court for the District of Minnesota and consolidated under the caption In re Canadian Import Antitrust Litigation alleging generally that Abbott and numerous other pharmaceutical manufacturers violated antitrust laws by conspiring to prevent re-importation of drugs from Canada. The district court dismissed with prejudice plaintiff’s federal law claims and dismissed without prejudice plaintiff’s state law claims. In November 2006, the Eighth Circuit Court of Appeals affirmed the district court’s decision.

A case against Takeda Pharmaceutical Company Limited and Takeda America Holdings, Inc. (“Takeda”) was filed in the United States District Court for the Northern District of Illinois alleging Takeda breached its fiduciary duty to Abbott in that Takeda is improperly diverting to itself profits that rightly belong jointly to Abbott and Takeda as equal joint venture partners in TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by Takeda). Abbott seeks injunctive relief and compensatory and punitive damages. In February 2006, the trial court granted Takeda’s motion to dismiss, ruling that Abbott must pursue its claim against Takeda in Japan. The U.S. Court of Appeals for the Seventh Circuit affirmed the dismissal.

In September 2006, Johnson & Johnson filed a lawsuit against Guidant Corporation, Boston Scientific Corporation and Abbott in the U.S. District Court for the Southern District of New York alleging that Abbott and Boston Scientific tortiously interfered with the proposed merger agreement between Johnson & Johnson and Guidant and that Guidant breached that agreement. Johnson & Johnson seeks monetary damages. The defendants have filed motions to dismiss.

Abbott is a defendant in a class action lawsuit pending in the United States District Court for the Northern District of Illinois under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The plaintiffs are former Abbott employees who allege that their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act, and that in their transfer, Abbott breached a fiduciary duty to plaintiffs involving employee benefits. Plaintiffs generally seek reinstatement as Abbott employees, or reinstatement as participants in Abbott’s employee benefit plans, or an award for the employee benefits they have allegedly lost. Abbott filed a response denying all substantive allegations. Plaintiff’s motion for class certification on the breach of fiduciary duty claim is pending.

A case is pending in the U.S. District Court for the Northern District of California in which Medtronic Vascular, Inc., Medtronic USA, Inc., and Medtronic Vascular Galway, Ltd. (collectively Medtronic) and Evysio Medical Devices ULC (Evysio) claim that Abbott’s Multi-Link Vision®, Penta®, Zeta®, and Xience V Coronary Stent Systems infringe certain Evysio stent design patents. Medtronic and Evysio seek damages, an injunction, and other relief. Abbott has filed its response denying the infringement claims and asserting that the patents are invalid and/or unenforceable. Evysio has also brought lawsuits in France, Ireland (in which Medtronic is also a plaintiff) and Germany claiming that the Vision®, Penta®, and/or Xience V infringe the European counterparts of these patents. In France, a court enjoined the launch of the Xience V stent. Abbott intends to appeal this decision and has filed responses in each of these European courts denying the infringement claims and asserting that the patents are invalid and/or unenforceable. In the United Kingdom, Abbott filed an action seeking a declaration that its stents do not infringe Evysio’s patents and that the patents are invalid. Evysio filed a counterclaim accusing Abbott’s stents of infringement and seeking a declaration of validity.

A case is pending in the U.S. District Court for Delaware brought by Advanced Cardiovascular Systems, Inc., now an Abbott subsidiary, against Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.) alleging that certain models of Medtronic’s stents infringe four of the company’s Lau patents, and seeking injunctive relief and damages. The court bifurcated the issues of liability and damages. In February 2005, a jury found that Abbott’s Lau patents were valid and infringed by all of the Medtronic stents in question, including its Driver® coronary stent. In June 2005, the court held a hearing on Medtronic’s claim that the patents are unenforceable. The court has not rendered a decision on this issue or on the parties’ post-trial motions and the issues of willful infringement and damages have not been tried.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of Abbott are elected annually by the board of directors. All other officers may be elected by the board or appointed by the chairman of the board. All officers are either elected at the first meeting of the board of directors held after the annual shareholder meeting or appointed by the chairman after that board meeting. Each officer holds office until a successor has been duly elected or appointed and qualified or until the officer’s death, resignation, or removal. Vacancies may be filled at any time by the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott. Any officer appointed by the chairman of the board may be removed by the chairman whenever, in the chairman’s judgment, removal would serve the best interests of Abbott. A vacancy in any office appointed by the chairman of the board may be filled by the chairman.

Abbott’s executive officers, their ages as of February 16, 2007, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment from January 2002 to February 16, 2007 are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White, 51

2002 to present — Chairman of the Board and Chief Executive Officer, and Director.

Elected Corporate Officer — 1993.

Richard A. Gonzalez, 53

2006 to present — President and Chief Operating Officer, and Director.

2002 to 2006 — President and Chief Operating Officer, Medical Products Group, and Director.

Elected Corporate Officer — 1995.

Richard W. Ashley, 63

2004 to present — Executive Vice President, Corporate Development.

2002 to 2003 — Senior Director, McKinsey and Company (a management consulting firm).

Elected Corporate Officer — 2004.

William G. Dempsey, 55

2006 to present — Executive Vice President, Pharmaceutical Products Group.

2003 to 2006 — Senior Vice President, Pharmaceutical Operations.

2002 to 2003 — Senior Vice President, International Operations.

Elected Corporate Officer — 1996.

Thomas C. Freyman, 52

2004 to present — Executive Vice President, Finance and Chief Financial Officer.

2002 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

Elected Corporate Officer — 1991.

Holger Liepmann, 55

2006 to present — Executive Vice President, Global Nutrition.

2006 — Executive Vice President, Pharmaceutical Products Group.

2004 to 2006 — Senior Vice President, International Operations.

2002 to 2004 — Vice President, Japan Operations, Abbott International Division.

Elected Corporate Officer — 2001.

Joseph M. Nemmers Jr., 52

2006 to present — Executive Vice President, Diagnostic and Animal Health Divisions.

2003 to 2006 — Senior Vice President, Diagnostic Operations.

2002 to 2003 — Vice President, Global Commercial Operations, Diagnostic Products.

2002 — Vice President, Hospital Products Business Sector.

Elected Corporate Officer — 2001.

Jeffrey R. Binder, 43

2006 to present — Senior Vice President, Diagnostic Operations.

2005 to 2006 — Vice President and President, Abbott Spine.

2004 to 2005 — Vice President and President, Spinal Concepts.

2003 to 2004 — President, Spinal Concepts.

2002 to 2003 — President and CEO, Spinal Concepts, Inc. (innovator in spinal fixation technology).

Elected Corporate Officer — 2004.

Olivier Bohuon, 48

2006 to present — Senior Vice President, International Operations.

2003 to 2006 — Vice President, European Operations.

2002 to 2003 — Senior Vice President, European Commercial Operations, GlaxoSmithKline (a British based pharmaceutical, biologicals and healthcare company).

Elected Corporate Officer — 2003.

John M. Capek, 45

2006 to present — Senior Vice President, Abbott Vascular.

2006 — Vice President, Abbott Vascular.

2005 to 2006 — President, Guidant Vascular Intervention.

2003 to 2005 — Vice President and General Manager, Bioabsorbable Vascular Solutions (a subsidiary of Guidant Corporation).

2002 to 2003 — President, Guidant Vascular Intervention.

Elected Corporate Officer — 2006.

Thomas F. Chen, 57

2006 to present — Senior Vice President, Nutrition International Operations.

2005 to 2006 — Vice President, Nutrition International, Asia and Latin America.

2005 — Vice President, Nutrition International, Asia, Canada, Latin America.

2002 to 2005 — Vice President, Abbott International, Pacific/Asia/Africa Operations.

Elected Corporate Officer — 1998.

Stephen R. Fussell, 49

2005 to present — Senior Vice President, Human Resources.

2002 to 2005 — Vice President, Compensation and Development.

Elected Corporate Officer — 1999.

Robert B. Hance, 47

2006 to present — Senior Vice President, Diabetes Care Operations.

2002 to 2006 — Vice President and President, Vascular Solutions.

Elected Corporate Officer — 1999.

John C. Landgraf, 54

2004 to present — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

2003 to 2004 — Vice President, Quality Assurance and Compliance, Medical Products Group.

2002 to 2003 — Vice President, Operations, Diagnostic Products.

2002 — Vice President, Corporate Engineering.

Elected Corporate Officer — 2000.

Gary E. McCullough, 48

2003 to present — Senior Vice President, Ross Products.

2002 to 2003 — Senior Vice President — Americas, Wm. Wrigley Jr. Company (a manufacturer and marketer of quality confectionery products, primarily chewing gum).

Elected Corporate Officer — 2003.

Laura J. Schumacher, 43

2005 to present — Senior Vice President, Secretary and General Counsel. (Ms. Schumacher has been elected Executive Vice President, Secretary and General Counsel, effective March 1, 2007).

2003 to 2005 — Vice President, Secretary and Deputy General Counsel.

2002 to 2003 — Divisional Vice President, Litigation.

Elected Corporate Officer — 2003.

James L. Tyree, 53

2006 to present — Senior Vice President, Pharmaceutical Operations.

2006 — Senior Vice President, Global Nutrition.

2005 to 2006 — Senior Vice President, Nutrition International Operations.

2002 to 2005 — Vice President, Global Licensing/New Business Development.

Elected Corporate Officer — 2001.

Greg W. Linder, 50

2002 to present — Vice President and Controller.

Elected Corporate Officer — 1999.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for Abbott’s common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and are traded on the Boston, Philadelphia, and National Stock Exchanges, as well as on the NYSE Arca and NASDAQ iM markets. Outside the United States, Abbott’s shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

	Market Price Per Share
	2006		2005
	high	low	high	low
First Quarter	$45.58	$39.18	$48.16	$43.34
Second Quarter	43.61	40.55	49.98	45.98
Third Quarter	49.87	43.25	50.00	41.57
Fourth Quarter	49.10	45.41	44.36	37.50

Shareholders

There were 77,727 shareholders of record of Abbott common shares as of December 31, 2006.

Dividends

Quarterly dividends of $.295 and $.275 per share were declared on common shares in 2006 and 2005, respectively.

Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Performance Graph

The following graph compares the change in Abbott’s cumulative total shareholder return on its common shares with the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Health Care Index.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 — October 31, 2006	73,859	[1]	$35.519	0	$2,500,000,000
November 1, 2006 — November 30, 2006	158,747	[1]	$34.18	0	$2,500,000,000
December 1, 2006 — December 31, 2006	325,876	[1]	$36.64	0	$2,500,000,000
Total	558,482		$35.7923	0	$2,500,000,000	[2]

1.                 These shares represent:

(i)            the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 60,859 in October; 145,747 in November; and 312,876 in December; and

(ii)        the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 13,000 in October; 13,000 in November; and 13,000 in December.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                 On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares.

ITEM 6.                SELECTED FINANCIAL DATA

	Year ended December 31
	2006		2005	2004	2003	2002
	(dollars in millions, except per share data)
Net sales (a)	$22,476.3		$22,337.8	$19,680.0	$17,280.3	$15,279.5
Earnings from continuing operations	1,716.8	(b)	3,372.1	3,175.8	2,504.7	2,547.0
Net earnings	1,716.8	(b)	3,372.1	3,235.9	2,753.2	2,793.7
Basic earnings per common share from continuing operations	1.12	(b)	2.17	2.03	1.60	1.63
Basic earnings per common share	1.12	(b)	2.17	2.07	1.76	1.79
Diluted earnings per common share from continuing operations	1.12	(b)	2.16	2.02	1.59	1.62
Diluted earnings per common share	1.12	(b)	2.16	2.06	1.75	1.78
Total assets	36,178.2		29,141.2	28,767.5	26,039.3	23,592.7
Long-term debt	7,009.7		4,571.5	4,787.9	3,452.3	4,274.0
Cash dividends declared per common share	1.18		1.10	1.04	0.98	0.94

(a)           Net sales for 2003 and 2002 have been adjusted to reflect the presentation of Hospira, Inc. as a discontinued operation.

(b)          In 2006, Abbott recorded pre-tax charges of $2,014 for acquired in-process and collaborations research and development primarily related to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals, Inc.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales. Abbott’s primary products are prescription pharmaceuticals, nutritional products, vascular products and diagnostic testing products. Abbott also owns 50 percent of TAP Pharmaceutical Products Inc. that Abbott accounts for on the equity method.

The worldwide launch of HUMIRA, the acquisition of Guidant’s vascular business, the amendment of the Boehringer Ingelheim agreement, and the loss of patent protection for some pharmaceutical products have impacted Abbott’s sales, costs and financial position over the last three years.

Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, metabolism, and viral diseases. In 2003, Abbott began the worldwide launch of HUMIRA, which increased its worldwide sales to $2.0 billion in 2006 compared to $1.4 billion in 2005. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. In December 2006, Abbott acquired Kos Pharmaceuticals which complements Abbott’s existing franchise in the dyslipidemia market and strengthens the late-stage and mid-term pharmaceutical pipeline with opportunities in cholesterol management, asthma and inhaled insulin. In 2005, Abbott and Boehringer Ingelheim (BI) amended their agreement whereby Abbott distributed and promoted BI products. Effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products. Abbott’s gross margins for BI products from the prior agreement in effect through December 31, 2005 were substantially lower than its average gross margins. Sales of BI products were $150 million and $2.3 billion in 2006 and 2005, respectively. In addition, increased generic competition resulted in worldwide sales of clarithromycin declining 23 percent in 2006.

In 2005 and 2006, Abbott’s nutritional products businesses were reorganized into a worldwide business to better leverage the opportunities available for strong nutritional brands. Significant efforts have been focused on capturing those opportunities, particularly in developing markets.

In April 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and began to integrate it with Abbott’s vascular business. The acquisition significantly improved Abbott’s competitive position in this business that is characterized by rapid innovation. In 2006, Abbott received European Union approval to market the XIENCE V drug eluting stent.

Abbott’s diagnostic segment is comprised of four separate divisions — immunoassay/hematology, diabetes care, molecular, and point of care. In early 2004, Abbott acquired TheraSense for $1.2 billion, and began to integrate it with Abbott’s diabetes care business. In January 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE for $8.13 billion in cash. Abbott expects the sale to close in the first half of 2007. Abbott’s Molecular Diagnostics and Diabetes Care businesses are not part of this transaction and will remain part of Abbott.

Abbott’s short- and long-term debt totaled $12.4 billion at December 31, 2006, largely incurred to finance recent acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have allowed Abbott to fund acquisitions over the last three years. At December 31, 2006, Abbott’s long-term debt rating was AA by Standard and Poor’s Corporation and A1 by Moody’s Investors Service.

In 2007, Abbott will focus on several key initiatives. In the pharmaceutical business, Abbott will continue the launch of newly approved indications for HUMIRA, and will also focus on the integration of Kos Pharmaceuticals into the Pharmaceutical Products segment. Pharmaceutical research and development efforts will continue to focus on the therapeutic areas noted above with a significant portion of the development expenditures allocated to new HUMIRA indications. Abbott expects to submit additional pharmaceutical regulatory filings in 2007. In the vascular business, Abbott will continue the launch of the Xience V drug-eluting stent in Europe, and will launch in the U.S. upon approval by the FDA. For diabetes care, Abbott anticipates the approval of FreeStyle Navigator. Effort will also be required for the sale and separation of Abbott’s core laboratory and point of care diagnostics businesses. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

Sales Rebates — Approximately 40 percent of Abbott’s consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, to state agencies that administer the federal Medicaid and Medicare programs and the Special Supplemental Food Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2006, 2005 and 2004 amounted to approximately $2.6 billion, $2.5 billion and $2.4 billion, respectively, or 23.2 percent, 22.9 percent and 25.6 percent, respectively, based on gross sales of approximately $11.0 billion, $10.9 billion and $9.3 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales and operating earnings by approximately $110 million in 2006. Other allowances charged against gross sales were approximately $247 million, $284 million and $233 million for cash discounts in 2006, 2005 and 2004, respectively, and $209 million, $162 million and $163 million for returns in 2006, 2005 and 2004, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management internally estimates the inventory in the retail channel that is not on the retail shelf. A third party continuously measures time on the retail shelf, which is a relatively significant portion of the time inventory is in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states’ processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably estimable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the

U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market surveys. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2006, Abbott had the exclusive WIC business in 11 states.

In the domestic pharmaceutical business, the most significant charges against gross sales are for Medicaid and Medicare Rebates, Pharmacy Benefit Manager Rebates and Wholesaler Chargebacks. In order to evaluate the adequacy of the ending accrual balances, management uses both internal and external estimates of the level of inventory in the distribution channel and the rebate claims processing lag time. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers and third party market data purchased by Abbott. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the price rebate percentage, systems and calculations are used to track sales by product by customer and to estimate the contractual or statutory price. Abbott’s systems and calculations have developed over time as rebates have become more significant, and Abbott believes they are reliable.

The following table is an analysis of the four largest rebate accruals, which comprise approximately 76 percent of the consolidated rebate provisions charged against revenues in 2006. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in thousands)

		Domestic Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2004	$113,362	$229,070	$145,195	$37,093
Provisions	671,817	596,330	279,681	419,486
Payments	(687,132)	(452,342)	(271,078)	(412,526)
Balance at December 31, 2004	98,047	373,058	153,798	44,053
Provisions	641,189	663,043	253,499	450,901
Payments	(644,460)	(581,098)	(273,166)	(446,867)
Balance at December 31, 2005	94,776	455,003	134,131	48,087
Provisions	636,849	527,860	281,221	532,847
Payments	(595,477)	(533,632)	(246,456)	(513,905)
Balance at December 31, 2006	$136,148	$449,231	$168,896	$67,029

Adjustments for prior years’ rebate accruals have not been material. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For Medicaid, Medicare and other government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. As part of Abbott’s calculation of the provision for taxes on earnings, Abbott records the amount that it expects to incur as a result of audits. Each quarter, Abbott reviews its exposures in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.” In the U.S., Abbott’s federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open. Except for taxes on dividends that were remitted under the

American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. On January 1, 2007, Abbott must adopt the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” which changes the measurement of tax contingencies. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. This Interpretation will result in significantly more effort to assess tax uncertainties than was required under SFAS No. 5, and may result in initial recording of tax expense that exceeds the expected resolution of tax uncertainties. The adoption of this Interpretation is not expected to have a material effect on Abbott’s January 1, 2007 balance sheet or the 2007 provision for income taxes.

Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rate, discount rate and the expected return on plan assets. The discount rates used to measure liabilities as of December 31, 2006 and 2005 were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. Prior to December 31, 2005, the discount rate was determined by reference to a composite corporate AA bond index. The health care cost trend rate represents Abbott’s expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Recent low interest rates have significantly increased actuarial losses for these plans. At December 31, 2006, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott’s defined benefit plans and medical and dental plans were $1.4 billion and $537 million, respectively. Actuarial losses and gains are amortized over the remaining service periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Footnote 4 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The provisions of this statement require the immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott’s shareholders’ equity of approximately $1.3 billion.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, and terminal values. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2006 goodwill and intangibles amounted to $9.4 billion and $6.4 billion, respectively, and amortization expense for intangible assets amounted to $575 million in 2006. There were no impairments of goodwill in 2006, 2005 or 2004. At December 31, 2006 the valuations for the Guidant and Kos acquisitions have not been finalized.

Litigation — Abbott accounts for litigation losses in accordance with SFAS No. 5, “Accounting for Contingencies.” Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Except for one group of cases relating to pharmaceutical pricing for which Abbott is unable to estimate a loss, if any, Abbott estimates the range of possible loss to be from approximately $165 million to $295 million for its legal proceedings and environmental exposures. Reserves of approximately $200 million have been recorded at December 31, 2006 for these proceedings and exposures. These reserves represent management’s best estimate of probable loss, as defined by SFAS No. 5.

Stock Compensation — Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options granted to employees and disclosed the impact of the fair value method in the footnotes to the consolidated financial statements. On January 1, 2006, Abbott adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that fair value be recorded in the results of operations. Since there is no market for trading employee stock options, management must use a fair value method. There is no certainty that the results of a fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the average life of an option. Abbott has readily available grant-by-grant historical activity for several years in its option administration system that it uses in developing some of its assumptions. Abbott uses the Black-Scholes method to value stock options. The results of the Black-Scholes model are periodically compared to the binomial model and the results have been comparable. Abbott uses both historical volatility of its stock price and the implied volatility of currently traded options to develop the volatility assumptions. Abbott uses the historical grant activity, combined with expectations about future exercise activity, to develop the average life assumptions. Abbott has also used the historical grant data to evaluate whether certain holders of stock options exercised their options differently than other holders and has not found any differentiating pattern among holders. Abbott quantified the additional paid in capital amount available for use in determining tax effects of early exercise for measurement of tax expense. Abbott used the modified prospective method of adoption. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Footnote 9 quantifies the effect in 2005 and 2004 had compensation cost been determined using the fair value method.

Results of Operations

Sales

The following table details the components of sales growth by reportable segment for the last three years:

	Total %		Components of Change %
	Change		Price	Volume	Exchange
Total Net Sales
2006 vs. 2005	0.6	(a)	0.6	0.2	(0.2)
2005 vs. 2004	13.5		0.1	12.1	1.3
2004 vs. 2003	13.9		1.6	9.1	3.2
Total U.S.
2006 vs. 2005	(7.5	)(a)	2.4	(9.9)	—
2005 vs. 2004	13.0		0.8	12.2	—
2004 vs. 2003	12.8		3.8	9.0	—
Total International
2006 vs. 2005	10.9		(1.3)	12.7	(0.5)
2005 vs. 2004	14.2		(0.7)	12.0	2.9
2004 vs. 2003	15.3		(1.0)	8.9	7.4
Pharmaceutical Products Segment
2006 vs. 2005	(9.5	)(a)	1.8	(11.0)	(0.3)
2005 vs. 2004	14.9		0.6	13.0	1.3
2004 vs. 2003	16.2		3.2	9.6	3.4
Diagnostic Products Segment
2006 vs. 2005	5.9		(1.7)	8.1	(0.5)
2005 vs. 2004	11.2		(0.7)	9.9	2.0
2004 vs. 2003	11.1		(1.2)	6.9	5.4
Nutritional Products Segment
2006 vs. 2005	9.6		(0.4)	9.7	0.3
2005 vs. 2004	9.7		(0.5)	9.4	0.8
2004 vs. 2003	10.2		(0.1)	8.9	1.4
Vascular Products Segment
2006 vs. 2005	327.7		(4.6)	333.2	(0.9)
2005 vs. 2004	14.7		(0.4)	14.5	0.6
2004 vs. 2003	19.3		(1.7)	21.0	—

(a)           The Pharmaceutical Products segment had an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement and effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products. The increases in sales for 2006 excluding BI products were 11.6 percent for total net sales, 12.3 percent for total U.S. sales and 7.8 percent for Pharmaceutical Products segment sales.

A comparison of significant product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2006	Percent Change	2005	Percent Change	2004	Percent Change
	(dollars in millions)
Pharmaceuticals —
U.S. Specialty	$3,505	25	$2,799	16	$2,410	26
U.S. Primary Care	2,505	2	2,463	—	2,466	12
International Pharmaceuticals	5,157	8	4,776	14	4,202	18
Diagnostics —
Immunoassay	2,272	4	2,187	2	2,141	2
Diabetes Care	1,136	6	1,067	35	791	46
Nutritionals —
U.S. Pediatric Nutritionals	1,128	3	1,097	(4)	1,146	5
International Pediatric Nutritionals	899	29	698	17	598	13
U.S. Adult Nutritionals	1,097	2	1,077	15	934	15
International Adult Nutritionals	785	10	716	8	665	13

Increased sales volume of HUMIRA and increased volume and price for Kaletra and Depakote favorably impacted U.S. Specialty sales. Increased sales volume for TriCor and Omnicef favorably impacted U.S. Primary Care sales and were partially offset by lower U.S. sales of Biaxin due primarily to generic competition for the immediate-release formulation. U.S. sales of Biaxin were $151 million, $306 million and $458 million in 2006, 2005 and 2004, respectively. Increased sales volume of HUMIRA favorably impacted International Pharmaceuticals sales, partially offset by decreased sales volume in 2006 due to generic competition for clarithromycin. Diabetes Care product sales growth in 2005 and 2004 was favorably impacted by the acquisition of TheraSense in the second quarter of 2004. The decrease in sales of U.S. pediatric nutritionals in 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss. International Pediatric Nutritionals sales increases were due primarily to volume growth in developing countries. U.S. Adult Nutritionals sales in 2005 and 2004 were favorably impacted by the acquisition of EAS in the fourth quarter of 2004. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott’s revenue recognition policies as discussed in footnote 1 to the consolidated financial statements. Related net sales were $199 million in 2006, $177 million in 2005 and $144 million in 2004.

The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. Significant ongoing generic activities, and significant patent and license expirations in the next three years are as follows. The U.S. composition of matter patent for Depakote expires in 2008. Abbott holds non-composition of matter patents on the extended release form of Depakote. U.S. sales of Depakote in 2006 were $1.2 billion. In 2004, the FDA granted approval for generic competition to Synthroid and generic competitors have entered the market. U.S. sales of Synthroid were $470 million in 2006 and $498 million in 2005. Clarithromycin is now subject to generic competition in most European markets. European market sales of clarithromycin in 2006 and 2005 were $329 million and $416 million, respectively. In the U.S., clarithromycin is marketed in two forms, the immediate release and the extended release forms. In May 2005, the composition of matter patent on clarithromycin expired, and several immediate release generic products were launched by competitors. Abbott holds non-composition of matter patents for the extended release form of clarithromycin. In December 2006, an extended release generic product was launched by a competitor. The U.S. District Court of the Northern District of Illinois has denied Abbott’s request for grant of a temporary restraining order against the competitor. There may be further generic competition for clarithromycin in other countries in 2007 depending on the results of legal proceedings related to the patents. Upon the December 2005 expiration of a court order related to licenses for sevoflurane, Baxter is now permitted to market a competitive form of sevoflurane. In addition, sevoflurane has been subject to generic competition from other competitors in isolated markets outside of the U.S. and further generic competition in international markets is possible. Worldwide sales of sevoflurane in 2006 and 2005 were $799 million and $874 million, respectively. The composition of matter patent for Omnicef expires in May 2007. Abbott holds an additional non-composition of matter patent for Omnicef. Sales of Omnicef in 2006 and 2005 were $637 million and $495 million, respectively. The Pharmaceutical Products segment markets all of the above products. The patent for Prevacid, which is licensed by TAP Pharmaceuticals (TAP), expires in 2009. Abbott records TAP’s results on the equity method.

Operating Earnings

Gross profit margins were 56.3 percent of net sales in 2006, 52.4 percent in 2005 and 54.9 percent in 2004. The increase in the gross profit margin in 2006 was due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that have lower margins than for other products in the Pharmaceutical Products segment and the decrease in the gross profit margin in 2005 was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products. Restructuring charges, discussed below, reduced the gross profit margins in 2006 and 2005 by 1.1 percentage points and 0.8 percentage points, respectively. The gross profit margin in 2004 was impacted by the favorable mix effect of exchange on the gross profit margin and by unfavorable product mix, primarily increased sales of lower margin Boehringer Ingelheim products in the Pharmaceutical Products segment. Gross profit margins in all years were also affected by productivity improvements, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth and the effects of inflation.

In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Pharmaceutical Products segments. In addition, pricing pressures unfavorably impacted the gross profit margins for the Nutritional Products segment in 2006, 2005 and 2004.

The gross profit margins for the Pharmaceutical Products segment were favorably impacted in 2006 and unfavorably impacted in 2005 and 2004 by product mix. The favorable product mix in 2006 was due to decreased sales of lower margin Boehringer Ingelheim products and the unfavorable product mix in 2005 and 2004 was due primarily to increased sales of lower margin Boehringer Ingelheim products and higher other manufacturing costs.

Research and development expense, excluding acquired in-process and collaborations research and development, was $2.3 billion in 2006, $1.8 billion in 2005 and $1.7 billion in 2004 and represented increases of 23.8 percent in 2006, 7.3 percent in 2005 and 4.5 percent in 2004. The effect of recording compensation expense relating to share-based awards and additional costs associated with Abbott’s decision to discontinue the commercial development of the ZoMaxx drug-eluting stent increased research and development expenses by 6.3 percentage points over 2005. The remaining increase was due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses and increased spending to support pipeline programs, including follow-on indications for HUMIRA, and other late-stage clinical programs in pharmaceuticals, diabetes care and vascular. The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses increased 15.5 percent in 2006 compared to increases of 11.7 percent in 2005 and 2.4 percent in 2004. 2006 includes the effect of recording compensation expense relating to share-based awards, a philanthropic contribution to the Abbott Fund and the acquisition of Guidant’s vascular intervention and endovascular solutions businesses. These items increased selling, general and administrative expenses by 8.6 percentage points over 2005. The restructuring charges discussed below and an increase in a bad debt reserve associated with an unfavorable court ruling increased the percent change from 2004 by 2.7 percentage points in 2005. In 2003, Abbott recorded in selling, general and administrative expenses, a pretax charge of $614 million related to a settlement. This 2003 charge reduced the increase in selling, general and administrative expenses by 15.0 percentage points for 2004. The remaining increases in selling, general and administrative expenses were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA, as well as spending on other marketed pharmaceutical products. These increases also reflect the effects of the acquisitions of TheraSense and EAS in 2004. Increases in all three years also reflect inflation and additional selling and marketing support primarily in the Pharmaceutical Products segment.

Restructurings

(dollars in millions)

In 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2006 and 2005, Abbott recorded pretax charges against earnings of approximately $210 and $256, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $181 and $174, respectively, is classified as cost of products sold, $29 and $10, respectively, as research and development and $72, in 2005, as selling, general and administrative. An additional $70 and $14 were subsequently recorded in 2006 and 2005, respectively, relating to these restructurings, primarily for accelerated depreciation. As a result of product re-registration timelines required under manufacturing regulations in a number of countries, manufacturing related realignments are expected to continue into 2007.

The following summarizes the activity for restructurings:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
2006 restructuring charges	117.7	92.6	210.3
Payments, impairments and other adjustments	(79.2)	(92.6)	(171.8)
Accrued balance at December 31, 2006	$193.3	$—	$193.3

Abbott expects to incur up to an additional $128 in future periods for restructuring plans, primarily for accelerated depreciation.

Net Interest Expense

Net interest expense increased in 2006 due primarily to higher borrowings as a result of the acquisition of Guidant’s vascular intervention and endovascular solutions businesses, and Abbott’s investments in the common stock of Boston Scientific and a note receivable; partially offset by higher interest income.

Other (income) expense, net

The increase in Other (income) expense in 2006 is primarily due to fair-value gain adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Taxes on Earnings

The effective income tax rates on income from continuing operations were 24.6 percent in 2006, 27.0 percent in 2005 and 23.0 percent in 2004. Taxes on earnings in 2006 reflect the effect of the tax rates applied to acquired in-process and collaborations research and development and the resolution of prior years’ income tax audits and the effect of discrete tax events. For 2006, the tax rates applied to acquired in-process and collaborations research and development increased the effective tax rate by 6.6 percentage points and the effect of the income tax audit resolution and discrete tax events decreased the effective tax rate by 5.5 percentage points. In 2005, Abbott remitted $4.3 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 and recorded additional tax expense of $245 million, which increased the effective tax rate by approximately 5.3 percentage points. This was partially offset by adjustments of prior years’ tax accounts resulting primarily from resolution of prior years’ accrual requirements, which decreased the effective tax rate by 2.3 percentage points. The effective tax rate for 2004 reflects adjustments of prior years’ tax requirements primarily as a result of resolutions of prior years’ tax audits and the effect of non-deductible acquired in-process research and development. The effect of these items for 2004 was to decrease the effective tax rate by approximately 1.2 percentage points. Abbott expects to apply an annual effective rate of approximately 22.5 percent in 2007.

Spin-off of Abbott’s Core Hospital Products Business

In 2004, Abbott’s Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., payable on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott’s Hospital Products segment, after that segment’s reorganization on January 1, 2004, and portions of the former International segment. The income and cash flows of Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows.

Abbott has retained liabilities for taxes on income prior to the spin-off, defined benefit, post-employment medical and dental plan obligations and assets, as of the spin-off, for most of Hospira’s U.S. retired employees and U.S. retirement eligible employees and certain potential liabilities, if any, related to alleged improper pricing practices prior to the spin-off in connection with federal, state and private reimbursement for certain drugs.

Business Combinations, Technology Acquisitions and Related Transactions

In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals, to expand Abbott’s presence in the lipid management market and to provide several on-market and late-stage pipeline products. Kos Pharmaceuticals Inc. is a specialty pharmaceutical company that develops and markets proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. This business was acquired on December 13, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed primarily with short-term debt. The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars).

Goodwill, primarily non-deductible	$1,824
Acquired in-process research and development	1,262
Acquired intangible assets, primarily product rights for marketed products	821
Acquired net tangible assets	97
Deferred income taxes recorded at acquisition	(234)
Total preliminary allocation of acquisition cost	$3,770

Acquired intangible assets will be amortized over 1 to 15 years. Non-deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of trade accounts receivable, inventories and property and equipment, net of assumed liabilities, primarily accrued salaries and wages and other liabilities.

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant. These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE V drug-eluting stent in the U.S. and in Japan. Each $250 million payment will result in the recording of additional goodwill. The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars). The valuation of intellectual property, including intangible assets and acquired in-process research and development, is substantially complete, but the valuations of the other assets and liabilities are preliminary. The allocation will be finalized when certain information regarding the other assets and liabilities is known.

Goodwill, primarily deductible	$1,688
Acquired intangible assets, primarily product rights for marketed products	1,195
Acquired in-process research and development	665
Acquired net tangible assets	580
Total preliminary allocation of acquisition cost	$4,128

Acquired intangible assets will be amortized over 3 to 15 years (average of approximately 10 years). Tax deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. Abbott is required to dispose of the shares by October 2008. Sales of the shares are limited to approximately 5.4 million shares per month until October 2007. The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale. On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18. As of December 31, 2006, all of the shares are recorded as available for sale in accordance with SFAS No. 115. The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable. In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares. Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99. Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. After Abbott incurs the first $10 million of interest cost on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest cost. Reimbursement for the incremental interest cost will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition. Abbott recorded approximately $55 million for this interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. The financial assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

Boston Scientific common stock	$1,326
Note receivable	829
Derivative financial instruments, net	(59)
Total	$2,096

In 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting and a less than 50 percent equity interest in a small medical products company. The aggregate cash purchase price was approximately $25 million. Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $69 million, intangible assets of approximately $22 million and a charge of approximately $17 million for acquired in-process research and development. In 2005, Abbott acquired additional rights related to HUMIRA for approximately $270 million, which are being amortized over 13 years.

In 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash; i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash; EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash; and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. Abbott also acquired certain other product technologies for approximately $352 million. These acquisitions resulted in a charge of $271 million for acquired in-process research and development, intangible assets of approximately $1.3 billion, non-tax deductible goodwill of approximately $923 million and deferred income taxes of approximately $406 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 14 years).

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Subsequent Event — Announced Sales of Businesses

On January 18, 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE for $8.13 billion in cash. The sale is expected to close in the first half of 2007 and is subject to customary closing conditions, including regulatory approvals. The carrying amount of the assets and liabilities included in the sale is estimated to be approximately $2.6 billion and net sales for these businesses were approximately $2.7 billion in 2006. Abbott estimates tax expense of approximately $2.0 billion will be recorded on the gain.

Financial Condition

Cash Flow

Net cash from operating activities of continuing operations amounted to $5.3 billion, $5.0 billion and $4.3 billion in 2006, 2005 and 2004, respectively. The increase in cash from operating activities in 2006 compared to 2005 is due to higher net earnings adjusted for after-tax non-cash charges for acquired in-process research and development and share-based compensation and higher contributions to retirement benefit plans in 2005 compared to 2006; partially offset by higher income tax payments in 2006, including tax payments related to the 2005 remittances of foreign earnings under the American Jobs Creation Act. In 2006, 2005 and 2004, $200 million, $641 million and $482 million, respectively, was contributed to the main domestic defined benefit plan. Abbott expects pension funding for its main domestic pension plan of $200 million annually. The increased contribution in 2005 was due, in part, to the investment of cash remitted under the American Jobs Creation Act of 2004. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Debt and Capital

At December 31, 2006, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $7.0 billion, including a $4 billion short-term facility, that support commercial paper borrowing arrangements. Subsequent to the announced potential acquisition of Kos Pharmaceuticals Inc., Standard and Poor’s affirmed its current debt ratings for Abbott and maintained its current “stable” outlook and Moody’s Investors Service affirmed its current debt ratings for Abbott and affirmed its current “negative” outlook.

In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in 2006. In 2006, 2005 and 2004, Abbott purchased approximately 17.3 million, 30.0 million and 11.7 million, respectively, of its common shares under prior authorizations at a cost of approximately $755 million, $1.3 billion and $500 million, respectively.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott issued $4.0 billion of long-term debt in 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent. Proceeds from this debt were used to pay down domestic commercial paper borrowings that were incurred to partially fund the acquisition of Guidant’s vascular intervention and endovascular solutions businesses. The acquisition of Kos Pharmaceuticals was financed primarily with commercial paper borrowings. In addition, commercial paper borrowings were used to repay $1.9 billion of long-term debt in 2006. In 2005, Abbott borrowed $1.9 billion of long-term debt that matures in May 2008 with variable interest rates above LIBOR. In 2006, $1.6 billion of this debt was paid prior to maturity. In 2004, Abbott issued $1.5 billion of long-term debt that matures in 2009 through 2014 with interest rates ranging from 3.5 percent to 4.35 percent.

Working Capital

At December 31, 2006 current liabilities exceeded current assets by approximately $669 million as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals in December 2006. Working capital was $4.0 billion at December 31, 2005 and $3.9 billion at December 31, 2004.

Capital Expenditures

Capital expenditures of $1.3 billion in 2006, $1.2 billion in 2005 and $1.3 billion in 2004 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

The following table summarizes Abbott’s estimated contractual obligations as of December 31, 2006.

	Payment Due By Period
	Total	2007	2008-2009	2010-2011	2012 and Thereafter
	(dollars in millions)
Long-term debt, including current maturities and future interest payments	$9,148	$432	$2,775	$2,564	$3,377
Operating lease obligations	404	80	121	80	123
Capitalized auto lease obligations	86	28	58	—	—
Purchase commitments (a)	2,751	2,574	130	36	11
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	1,964	—	279	312	1,373
Other	1,141	—	558	207	376
Total	$15,494	$3,114	$3,921	$3,199	$5,260

(a)           Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Contingent Obligations

Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires small companies or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds.

In connection with the acquisition of the common shares of Boston Scientific, Boston Scientific is entitled to certain after-tax gains, if any, upon Abbott’s sales of the Boston Scientific shares. In addition, Abbott has retained liabilities for taxes on income prior to the spin-off of Hospira and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for Abbott beginning no later than January 1, 2007. Abbott has not yet adopted the provisions of this Interpretation. The adoption of this Interpretation is not expected to have a material effect on Abbott’s January 1, 2007 balance sheet or the 2007 provision for income taxes.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in 1A, Risk Factors, to the Annual Report on Form 10-K.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Investment in Boston Scientific Common Stock and Note Receivable

At December 31, 2006, Abbott holds 64.6 million shares, or approximately $1.0 billion of Boston Scientific common stock and has a $900 million loan to a wholly-owned subsidiary of Boston Scientific. Abbott’s cost basis in the shares is approximately $1.3 billion. A hypothetical 20 percent decrease in Boston Scientific’s share price would decrease the value of the Boston Scientific shares by approximately $205 million. Abbott is required to dispose of the shares by October 2008. Sales of Boston Scientific’s shares are limited to approximately 5.4 million shares per month until October 2007. Abbott is also a creditor of Boston Scientific for the $900 million loan that is due in 2011 and, as such, is subject to credit risk. In addition, Abbott holds a derivative financial instrument liability relating to certain gain sharing aspects of the investment in Boston Scientific common stock and an interest derivative financial instrument asset relating to the loan.

Other Market Price Sensitive Investments

Abbott holds available-for-sale equity securities from strategic technology acquisitions. The market value of these investments, excluding Boston Scientific, was approximately $97 million and $99 million, respectively, as of December 31, 2006 and 2005. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2006 by approximately $20 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $33 million and $17 million as of December 31, 2006 and 2005, respectively. No individual investment is in excess of $13 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

At December 31, 2006 and 2005, Abbott had interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of debt due in 2009 through 2014. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2006, Abbott had $5.0 billion of domestic commercial paper outstanding with an average annual interest rate of 5.3% with an average remaining life of 38 days. The fair market value of long-term debt at December 31, 2006 and 2005 amounted to $7.1 billion and $6.4 billion, respectively (average interest rates of 4.7% and 4.2%, respectively) with maturities through 2023. At December 31, 2006 and 2005, the fair market value of current and long-term investment securities amounted to $941 million and $80 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2006 and 2005, Abbott held $5.6 billion and $3.9 billion, respectively, of such contracts, which mature in the next twelve months.

In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2006 and 2005, Abbott held $768 million and $222 million, respectively, of such contracts, which all mature in the following calendar year.

The following table reflects the total foreign currency forward contracts outstanding at December 31, 2006 and 2005:

	2006			2005
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$2,644	1.301	$(38.4)	$1,519	1.184	$(1.4)
British Pound	1,910	1.928	(14.4)	1,148	1.738	7.2
Japanese Yen	898	115.5	(3.0)	513	113.4	(18.4)
Canadian Dollar	332	1.115	6.4	425	1.176	(2.1)
All other currencies	603	N/A	(2.6)	487	N/A	—
Total	$6,387		$(52.0)	$4,092		$(14.7)

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2006	2005	2004
Net Sales	$22,476,322	$22,337,808	$19,680,016
Cost of products sold	9,815,147	10,641,111	8,884,157
Research and development	2,255,271	1,821,175	1,696,753
Acquired in-process and collaborations research and development	2,014,000	17,131	279,006
Selling, general and administrative	6,349,685	5,496,123	4,921,780
Total Operating Cost and Expenses	20,434,103	17,975,540	15,781,696
Operating Earnings	2,042,219	4,362,268	3,898,320
Net interest expense	292,347	153,662	149,087
(Income) from TAP Pharmaceutical Products Inc. joint venture	(475,811)	(441,388)	(374,984)
Net foreign exchange (gain) loss	28,441	21,804	29,059
Other (income) expense, net	(79,128)	8,270	(30,442)
Earnings from Continuing Operations Before Taxes	2,276,370	4,619,920	4,125,600
Taxes on Earnings from Continuing Operations	559,615	1,247,855	949,764
Earnings from Continuing Operations	1,716,755	3,372,065	3,175,836
Earnings from Discontinued Operations, net of taxes	—	—	60,015
Net Earnings	$1,716,755	$3,372,065	$3,235,851
Basic Earnings Per Common Share —
Continuing Operations	$1.12	$2.17	$2.03
Discontinued Operations	—	—	0.04
Net Earnings	$1.12	$2.17	$2.07
Diluted Earnings Per Common Share —
Continuing Operations	$1.12	$2.16	$2.02
Discontinued Operations	—	—	0.04
Net Earnings	$1.12	$2.16	$2.06
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,529,848	1,552,457	1,560,557
Dilutive Common Stock Options and Awards	6,876	11,646	10,054
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,536,724	1,564,103	1,570,611

Outstanding Common Stock Options Having No Dilutive Effect	23,567	22,469	44,005

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2006	2005	2004
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$1,716,755	$3,372,065	$3,235,851
Less: Earnings from discontinued operations, net of taxes	—	—	60,015
Earnings from continuing operations	1,716,755	3,372,065	3,175,836
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	983,485	868,808	840,591
Amortization of intangible assets	575,265	490,131	448,109
Share-based compensation	329,957	30,140	28,989
Acquired in-process research and development	1,927,300	17,131	279,006
Investing and financing (gains) losses, net	277,388	125,328	47,400
Trade receivables	(101,781)	(98,216)	(588,575)
Inventories	104,653	(88,257)	(285,328)
Prepaid expenses and other assets	(283,455)	(406,858)	(431,436)
Trade accounts payable and other liabilities	(183,203)	199,703	602,605
Income taxes	(84,275)	537,429	188,826
Net Cash From Operating Activities of Continuing Operations	5,262,089	5,047,404	4,306,023
Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies, net of cash acquired	(7,923,163)	(295,123)	(2,327,821)
Investment in Boston Scientific common stock, note receivable and derivative financial instruments	(2,095,780)	—	—
Acquisitions of property and equipment	(1,337,818)	(1,207,493)	(1,291,633)
Other purchases of investment securities	(33,632)	(15,670)	(543,292)
Proceeds from sales of investment securities	18,476	783,599	224,923
Other	(25,712)	14,600	14,433
Net Cash (Used in) Investing Activities of Continuing Operations	(11,397,629)	(720,087)	(3,923,390)
Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from (repayments of) commercial paper, net	5,004,000	(1,619,000)	813,000
Proceeds from issuance of long-term debt	4,000,000	1,851,013	1,500,000
Repayment of long-term debt	(3,532,408)	(150,000)	(1,650,000)
Other borrowing transactions, net	179,225	90,820	142,998
Purchases of common shares	(754,502)	(1,302,314)	(499,745)
Proceeds from stock options exercised, including income tax benefit	502,782	223,637	155,197
Dividends paid	(1,777,170)	(1,686,472)	(1,599,770)
Net Cash From (Used in) Financing Activities of Continuing Operations	3,621,927	(2,592,316)	(1,138,320)
Effect of exchange rate changes on cash and cash equivalents	73,966	(193,954)	184,271
Net cash provided by operating activities of discontinued operations and cash (used in) from investing and financing activities of $(59,088) and $700,000 in 2004, respectively	67,152	127,012	801,920
Net (Decrease) Increase in Cash and Cash Equivalents	(2,372,495)	1,668,059	230,504
Cash and Cash Equivalents, Beginning of Year	2,893,687	1,225,628	995,124
Cash and Cash Equivalents, End of Year	$521,192	$2,893,687	$1,225,628

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2006	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$521,192	$2,893,687	$1,225,628
Investments	852,243	62,406	833,334
Trade receivables, less allowances of — 2006: $215,443; 2005: $203,683; 2004: $231,704	4,231,142	3,576,794	3,696,115
Inventories —
Finished products	1,338,349	1,203,557	1,488,939
Work in process	686,425	630,267	582,787
Materials	781,647	708,155	548,737
Total inventories	2,806,421	2,541,979	2,620,463
Deferred income taxes	1,716,916	1,248,569	1,031,746
Other prepaid expenses and receivables	1,153,969	932,691	1,080,143
Assets held for sale	—	129,902	247,056
Total Current Assets	11,281,883	11,386,028	10,734,485
Investments	1,229,873	134,013	145,849
Property and Equipment, at Cost:
Land	488,342	370,949	338,428
Buildings	3,228,485	2,655,356	2,519,492
Equipment	9,947,503	8,813,517	8,681,655
Construction in progress	737,609	920,599	962,114
	14,401,939	12,760,421	12,501,689
Less: accumulated depreciation and amortization	7,455,504	6,757,280	6,493,815
Net Property and Equipment	6,946,435	6,003,141	6,007,874
Intangible Assets, net of amortization	6,403,619	4,741,647	5,171,594
Goodwill	9,449,281	5,219,247	5,685,124
Deferred Income Taxes and Other Assets	867,081	1,624,201	952,929
Assets Held for Sale	—	32,926	69,639
	$36,178,172	$29,141,203	$28,767,494

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2006	2005	2004
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,305,985	$212,447	$1,836,649
Trade accounts payable	1,175,590	1,032,516	1,054,464
Salaries, wages and commissions	807,283	625,254	637,333
Other accrued liabilities	3,850,723	2,722,685	2,491,956
Dividends payable	453,994	423,335	405,730
Income taxes payable	262,344	488,926	156,417
Current portion of long-term debt	95,276	1,849,563	156,034
Liabilities of operations held for sale	—	60,788	87,061
Total Current Liabilities	11,951,195	7,415,514	6,825,644
Long-term Debt	7,009,664	4,571,504	4,787,934
Post-employment Obligations and Other Long-term Liabilities	3,163,127	2,154,775	2,606,410
Liabilities of Operations Held for Sale	—	1,062	1,644
Deferred Income Taxes	—	583,077	220,079
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount —
Shares: 2006: 1,550,590,438; 2005: 1,553,769,958; 2004: 1,575,147,418	4,290,929	3,477,460	3,189,465
Common shares held in treasury, at cost —
Shares: 2006: 13,347,272; 2005: 14,534,979; 2004: 15,123,800	(195,237)	(212,255)	(220,854)
Earnings employed in the business	9,568,728	10,404,568	10,033,440
Accumulated other comprehensive income (loss)	389,766	745,498	1,323,732
Total Shareholders’ Investment	14,054,186	14,415,271	14,325,783
	$36,178,172	$29,141,203	$28,767,494

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders’ Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2006	2005	2004
Common Shares:
Beginning of Year
Shares: 2006: 1,553,769,958; 2005: 1,575,147,418; 2004: 1,580,247,227	$3,477,460	$3,189,465	$2,977,718
Issued under incentive stock programs
Shares: 2006: 14,456,341; 2005: 8,752,085; 2004: 6,811,550	526,435	299,329	208,880
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	42,062	52,363	22,871
Share-based compensation	337,428	28,731	28,725
Issuance of restricted stock awards	(52,392)	(27,125)	(25,528)
Retired — Shares: 2006: 17,635,861; 2005: 30,129,545; 2004: 11,911,359	(40,064)	(65,303)	(23,201)
End of Year
Shares: 2006: 1,550,590,438; 2005: 1,553,769,958; 2004: 1,575,147,418	$4,290,929	$3,477,460	$3,189,465
Common Shares Held in Treasury:
Beginning of Year
Shares: 2006: 14,534,979; 2005: 15,123,800; 2004: 15,729,296	$(212,255)	$(220,854)	$(229,696)
Issued under incentive stock programs
Shares: 2006: 1,197,838; 2005: 588,821; 2004: 605,496	17,492	8,599	8,842
Purchased Shares: 2006: 10,131	(474)	—	—
End of Year
Shares: 2006: 13,347,272; 2005: 14,534,979; 2004: 15,123,800	$(195,237)	$(212,255)	$(220,854)
Earnings Employed in the Business:
Beginning of Year	$10,404,568	$10,033,440	$9,691,484
Net earnings	1,716,755	3,372,065	3,235,851
Cash dividends declared on common shares (per share — 2006: $1.18; 2005: $1.10; 2004: $1.04)	(1,807,829)	(1,704,077)	(1,622,148)
Spin-off of Hospira, Inc.	—	—	(761,916)
Cost of common shares retired in excess of stated capital amount	(780,152)	(1,315,397)	(527,197)
Cost of treasury shares issued below market value	35,386	18,537	17,366
End of Year	$9,568,728	$10,404,568	$10,033,440
Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$745,498	$1,323,732	$632,752
Other comprehensive income (loss) and spin-off of Hospira, Inc.	898,266	(578,234)	690,980
End of Year, before adoption of new accounting standard	1,643,764	745,498	1,323,732
Adjustment to recognize net actuarial gain (loss) and prior service cost as a component of accumulated other comprehensive income (loss), net of tax	(1,253,998)	—	—
End of Year	$389,766	$745,498	$1,323,732
Comprehensive Income	$2,615,021	$2,793,831	$3,906,932

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

NATURE OF BUSINESS — Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.

CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 23 percent, 24 percent and 20 percent of trade receivables as of December 31, 2006, 2005 and 2004, respectively. Product warranties are not significant.

Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value, except the derivative financial instruments related to the investment in the Boston Scientific common stock and loan. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. Abbott periodically acquires small companies or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds. In connection with the spin-off of Hospira, Abbott has retained liabilities for taxes on income prior to the spin-off and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. In December 2005, certain foreign subsidiaries borrowed approximately $1.4 billion. These borrowings and related interest expense have been reflected on the December 31, 2005 Consolidated Balance Sheet and 2005 Consolidated Statement of Earnings. No other events occurred related to these foreign subsidiaries in December 2006, 2005 and 2004 that materially affected the financial position, results of operations or cash flows.

USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates, income taxes, pension and other post-employment benefits, valuation of intangible assets, litigation, share-based compensation, derivative financial instruments, and inventory and accounts receivable exposures.

REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer’s normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

Note 1 — Summary of Significant Accounting Policies (Continued)

INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Loss contingency provisions are recorded for the estimated amount of audit settlements under the provisions of Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”

PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. Abbott must develop long-term assumptions, the most significant of which are the health care costs trend rate, discount rate and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual return are amortized over a five-year period. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new statement requires immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott’s shareholders’ equity of approximately $1.3 billion.

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

SHARE-BASED COMPENSATION — Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Restricted stock awards and units have been amortized over their vesting period with a charge to compensation expense. In 2006, Abbott adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of stock options be recorded in the results of operations.

LITIGATION — Abbott accounts for litigation losses in accordance with SFAS No. 5. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Abbott monitors equity investments for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as a component of interest income.

Note 1 — Summary of Significant Accounting Policies (Continued)

Abbott reviews the carrying value of investments in equity securities each quarter to determine whether an other than temporary decline in market value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in, and general equity market trends. Abbott considers the length of time an investment’s market value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to Other (income) expense, net.

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

Note 2 — Supplemental Financial Information (dollars in thousands)

	2006	2005	2004
Current Investments:
Time deposits and certificates of deposit	$76,994	$62,406	$833,334
Boston Scientific common stock	775,249	—	—
Total	$852,243	$62,406	$833,334

	2006	2005	2004
Long-term Investments:
Boston Scientific common stock	$248,049	$—	$—
Other equity securities	129,830	116,447	125,541
Note receivable from Boston Scientific, 4% interest	837,260	—	—
Other	14,734	17,566	20,308
Total	$1,229,873	$134,013	$145,849

The cost basis of the Boston Scientific shares accounted for as available-for-sale securities as of December 31, 2006, is $1,326,000. The fair value of the available-for-sale shares was $1,023,000 at

Note 2 — Supplemental Financial Information (dollars in thousands) (Continued)

December 31, 2006, resulting in a charge of $182,000 to Accumulated other comprehensive income (loss), net of income tax benefits of $121,000.

The decline in the fair value of the Boston Scientific shares, as noted above, is considered by management to be temporary as these shares have been owned by Abbott for a relatively short period of time and Abbott has both the ability and intent to hold the shares for a period of time to allow for the decline in value to reverse.

	2006	2005	2004
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$660,875	$620,300	$519,653
Accrued other rebates (a)	390,863	206,514	202,363
All other	2,798,985	1,895,871	1,769,940
Total	$3,850,723	$2,722,685	$2,491,956

(a)           Accrued wholesaler chargeback rebates of $122,729, $83,551 and $72,634 at December 31, 2006, 2005 and 2004, respectively, are netted in trade receivables. Accrued wholesaler chargeback rebates are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2006	2005	2004
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$1,897,525	$1,087,159	$1,246,006
Minimum pension liability adjustments	—	15,003	577,432
All other	1,265,602	1,052,613	782,972
Total	$3,163,127	$2,154,775	$2,606,410

	2006	2005	2004
Net Interest Expense:
Interest expense	$416,172	$241,355	$200,206
Interest income	(123,825)	(87,693)	(51,119)
Total	$292,347	$153,662	$149,087

Note 2 — Supplemental Financial Information (dollars in thousands) (Continued)

The increase in Other (income) expense, net for 2006 is primarily due to fair-value gain adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock.

	2006	2005	2004
Comprehensive Income, net of tax:
Foreign currency gain (loss) translation adjustments	$1,033,968	$(953,726)	$861,139
Minimum pension liability adjustments, net of taxes of $(3,600) in 2006, $(199,100) in 2005 and $45,700 in 2004	5,361	346,172	(75,947)
Unrealized (losses) on marketable equity securities, net of income taxes of $(118,500), $(6,100) and $(29,100) in 2006, 2005 and 2004, respectively	(175,891)	(9,219)	(43,613)
Net adjustments for derivative instruments designated as cash flow hedges	36,659	38,574	(39,951)
Reclassification adjustments for realized (gains)	(1,831)	(35)	(30,547)
Other comprehensive income (loss)	898,266	(578,234)	671,081
Net Earnings	1,716,755	3,372,065	3,235,851
Comprehensive Income	$2,615,021	$2,793,831	$3,906,932

	2006	2005	2004
Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(1,795,143)	$(761,175)	$(1,714,901)
Cumulative minimum pension liability adjustments	—	8,931	355,103
Net actuarial losses and prior service cost and credits, net	1,257,568	—	—
Cumulative unrealized losses (gains) on marketable equity securities	169,275	(8,447)	(17,701)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(21,466)	15,193	53,767

On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Adoption of this statement resulted in a decrease in Abbott’s shareholders’ equity of $1,257,568, net of taxes of approximately $733,000.

	2006	2005	2004
Supplemental Cash Flow Information:
Income taxes paid	$1,281,711	$746,504	$675,728
Interest paid	428,868	213,067	197,554

Note 3 — Financial Instruments and Derivatives

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $768 million, $222 million and $984 million at December 31, 2006, 2005 and 2004, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in credits of $15.9 million and $38.6 million to Accumulated other comprehensive income (loss) in 2006 and 2005, respectively, and a charge of $40.0 million in 2004. Ineffectiveness recorded in 2006, 2005 or 2004 was not significant. Accumulated gains and losses as of December 31, 2006 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

Note 3 — Financial Instruments and Derivatives (Continued)

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2006, 2005 and 2004, Abbott held $5.6 billion, $3.9 billion and $3.3 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of $1.5 billion of fixed-rate debt due 2009 through 2014. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2006, 2005 and 2004.

In connection with the acquisition of the common shares of Boston Scientific, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the common shares. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares.

Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $21,100,000 and $(304,000,000), respectively, at December 31, 2006; $17,700,000 and $(3,500,000), respectively, at December 31, 2005 and $30,800,000 and $(1,100,000), respectively, at December 31, 2004.

Note 3 — Financial Instruments and Derivatives (Continued)

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

	2006		2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Current Investments:
Available-for-Sale Equity Securities	$775.2	$775.2	$—	$—	$—	$—
Other	77.0	77.0	62.4	62.4	833.3	833.3
Long-term Investments:
Available-for-Sale Equity Securities	377.9	377.9	116.4	116.4	125.5	125.5
Note Receivable	837.3	849.1	—	—	—	—
Other	14.7	14.5	17.6	17.5	20.3	20.6
Total Long-term Debt	(7,104.9)	(7,113.2)	(6,421.1)	(6,375.1)	(4,944.0)	(5,012.6)
Foreign Currency Forward Exchange Contracts:
(Payable) position	(85.6)	(85.6)	(33.5)	(33.5)	(117.1)	(117.1)
Receivable position	33.6	33.6	18.8	18.8	37.2	37.2
Interest Rate Hedge Contracts	(84.5)	(84.5)	(82.4)	(82.4)	(3.7)	(3.7)
Boston Scientific derivative financial instruments	(11.4)	(11.4)	—	—	—	—

Note 4 — Post-Employment Benefits (dollars in thousands)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2006	2005	2004	2006	2005	2004
Projected benefit obligations, January 1	$5,041,086	$4,753,225	$4,646,321	$1,292,301	$1,112,124	$1,241,845
Service cost — benefits earned during the year	218,662	205,286	187,146	55,618	43,554	34,628
Interest cost on projected benefit obligations	275,389	259,709	253,249	79,988	64,088	64,054
Losses (gains), primarily changes in discount and medical trend rates, plan design changes, law changes and differences between actual and estimated health care costs	64,003	142,453	174,669	133,766	138,442	(44,707)
Benefits paid	(212,630)	(195,964)	(191,543)	(67,511)	(65,907)	(67,232)
Acquisitions in 2006 and spin-off of Hospira in 2004	86,024	—	(425,069)	26,250	—	(116,464)
Other, primarily foreign currency translation	141,526	(123,623)	108,452	—	—	—
Projected benefit obligations, December 31	$5,614,060	$5,041,086	$4,753,225	$1,520,412	$1,292,301	$1,112,124
Plans’ assets at fair value, January 1	$4,348,779	$3,465,666	$3,017,732	$149,080	$—	$—
Actual return on plans’ assets	507,223	384,912	285,794	22,955	9,080	—
Company contributions	266,269	755,982	565,909	107,511	205,907	67,232
Benefits paid	(212,630)	(195,964)	(191,543)	(67,511)	(65,907)	(67,232)
Acquisitions in 2006 and spin-off of Hospira in 2004	92,760	—	(262,109)	—	—	—
Other, primarily foreign currency translation	83,225	(61,817)	49,883	—	—	—
Plans’ assets at fair value, December 31	$5,085,626	$4,348,779	$3,465,666	$212,035	$149,080	$—
Projected benefit obligations greater than plans’ assets, December 31	$(528,434)	$(692,307)	$(1,287,559)	$(1,308,377)	$(1,143,221)	$(1,112,124)
Unrecognized actuarial losses, net		1,501,409	1,494,915		697,717	587,976
Unrecognized prior service cost (credits)		5,004	(5,835)		(264,499)	(285,659)
Net prepaid (accrued) benefit cost		$814,106	$201,521		$(710,003)	$(809,807)
Long-term assets	$84,266			$—
Short-term liabilities	(23,552)			—
Long-term liabilities	(589,148)			(1,308,377)
Net liability	$(528,434)			$(1,308,377)
Accrued benefit cost		$(463,789)	$(617,533)		$(710,003)	$(809,807)
Prepaid benefit cost		1,262,892	241,622		—	—
Intangible assets		130	17,261		—	—
Accumulated other comprehensive income (loss)		14,873	560,171		—	—
Net prepaid (accrued) benefit cost		$814,106	$201,521		$(710,003)	$(809,807)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$1,343,052			$785,778
Prior service cost (credits)	42,659			(248,947)
Total	$1,385,711			$536,831

Note 4 — Post-Employment Benefits (dollars in thousands) (Continued)

	Defined Benefit Plans			Medical and Dental Plans
	2006	2005	2004	2006	2005	2004
Service cost — benefits earned during the year	$218,662	$205,286	$187,146	$55,618	$43,554	$34,628
Interest cost on projected benefit obligations	275,389	259,709	253,249	79,988	64,088	64,054
Expected return on plans’ assets	(382,220)	(360,304)	(295,294)	(16,253)	(11,948)	—
Amortization of actuarial losses	78,288	65,744	29,776	44,612	31,569	27,453
Amortization of prior service cost (credits)	341	68	1,033	(21,160)	(21,160)	(21,803)
Total cost	190,460	170,503	175,910	142,805	106,103	104,332
Discontinued operations	—	—	(9,781)	—	—	(14,349)
Net cost of continuing operations	$190,460	$170,503	$166,129	$142,805	$106,103	$89,983

The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2006, that is expected to be recognized in the net periodic benefit cost in 2007 is $80,900 and $3,300, respectively, for defined benefit pension plans and $48,500 and $(21,500), respectively, for medical and dental plans.

On December 31, 2006, Abbott adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The provisions of this standard require the immediate recognition of deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). The following table summarizes significant changes in balance sheet line items before and after the adoption of the provisions of this standard.

Balance Sheet Caption	Balances Before Adoption of Standard	Adjustments	Balances After Adoption of Standard
Deferred Income Taxes and Other Assets	$1,820,785	$(953,704)	$867,081
Post-employment Obligations and Other Long-term Liabilities	2,450,643	712,484	3,163,127
Deferred income tax liabilities	366,655	(366,655)	—
Accumulated Other Comprehensive Income (loss)	1,643,764	(1,253,998)	389,766
Total Shareholders’ Investment	15,308,184	(1,253,998)	14,054,186
Total Assets and Total Liabilities and Shareholders’ Investment	37,129,740	(951,568)	36,178,172

The projected benefit obligations for non-U.S. defined benefit plans was $1,483,000, $1,148,000 and $1,132,000 at December 31, 2006, 2005 and 2004, respectively. The accumulated benefit obligations for all defined benefit plans was $4,738,000, $4,158,000 and $3,954,000 at December 31, 2006, 2005 and 2004, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2006, 2005 and 2004, the aggregate accumulated benefit obligations were $544,000, $465,000 and $3,053,000, respectively; the projected benefit obligations were $592,000, $508,000 and $3,738,000, respectively; and the aggregate plan assets were $22,000, $5,000 and $2,909,000, respectively.

Note 4 — Post-Employment Benefits (dollars in thousands) (Continued)

The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans as of December 31, the measurement date of the plans, are as follows:

	2006	2005	2004
Discount rate	5.7%	5.5%	5.6%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2006	2005	2004
Discount rate	5.5%	5.6%	6.0%
Expected return on plan assets	8.5%	8.4%	8.4%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2006	2005	2004
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2007

The discount rate used to measure liabilities as of December 31, 2006 and 2005 was determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. Prior to December 31, 2005, the discount rate was determined by reference to a composite corporate AA bond index. The health care cost trend rate represents Abbott’s expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2006, by $245,400/$(196,800), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $26,200/$(20,400).

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

The weighted average asset allocation for Abbott’s U.S. defined benefit plans and medical and dental plans by asset category is shown in the table below. Abbott’s international defined benefit plans have similar equity content.

	2006	2005	2004
Asset Category:
Equity securities	75%	74%	73%
Fixed income securities	25	26	27
Total	100%	100%	100%

Note 4 — Post-Employment Benefits (dollars in thousands) (Continued)

The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Abbott’s domestic plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. Abbott’s international defined benefit plans are invested in a corresponding manner, with some variance in portfolio structure around local practices.

The plans’ expected return on assets, as shown above, is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

Abbott funds its domestic pension plans according to IRS funding limitations. In 2006, 2005 and 2004, $200,000, $641,000 and $482,000, respectively, was funded to the main domestic pension plan. International pension plans are funded according to similar regulations. Abbott expects pension funding for its main domestic pension plan of $200 million annually.

Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows:

	Defined Benefit Plans	Medical and Dental Plans
2007	$218,600	$69,000
2008	230,000	73,000
2009	233,300	78,600
2010	242,400	84,500
2011	253,300	90,800
2012 to 2016	1,513,500	527,500

The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $102,000 in 2006, $100,000 in 2005 and $97,000 in 2004.

Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 5 — Taxes on Earnings (dollars in thousands)

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries, which are intended to be remitted to the parent company. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $7,319,000 at December 31, 2006. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. Abbott has recorded reserves for income tax loss contingencies in accordance with SFAS No. 5. The maximum possible loss in excess of the recorded reserves is not material. In the U.S., Abbott’s federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open.

Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

	2006	2005	2004
Earnings From Continuing Operations Before Taxes
Domestic	$(868,384)	$2,068,232	$2,278,180
Foreign	3,144,754	2,551,688	1,847,420
Total	$2,276,370	$4,619,920	$4,125,600

	2006	2005	2004
Taxes on Earnings From Continuing Operations
Current:
U.S. Federal and Possessions	$491,579	$526,213	$172,322
State	17,352	89,483	43,456
Foreign	633,947	616,118	461,740
Total current	1,142,878	1,231,814	677,518
Deferred:
Domestic	(544,678)	4,709	295,030
Foreign	(35,564)	17,035	(24,272)
Enacted tax rate changes	(3,021)	(5,703)	1,488
Total deferred	(583,263)	16,041	272,246
Total	$559,615	$1,247,855	$949,764

Note 5 — Taxes on Earnings (dollars in thousands) (Continued)

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2006	2005	2004
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower tax rates and tax exemptions in Puerto Rico, the Netherlands and Ireland	(18.4)	(6.4)	(7.8)
Effect of taxes on remittances of foreign earnings in connection with the American Jobs Creation Act of 2004	—	5.3	—
Effect of nondeductible acquired in-process research and development	19.4	—	2.0
State taxes, net of federal benefit	0.3	1.2	1.1
Adjustments primarily related to resolution of prior years’ accrual requirements	(5.8)	(1.8)	(3.6)
Domestic dividend exclusion	(5.9)	(2.7)	(2.6)
All other, net	—	(3.6)	(1.1)
Effective tax rate on earnings from continuing operations	24.6%	27.0%	23.0%

As of December 31, 2006, 2005 and 2004, total deferred tax assets were $3,172,933, $2,040,906 and $2,171,782, respectively, and total deferred tax liabilities were $1,136,964, $1,355,181 and $1,349,972, respectively. Valuation allowances for deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

	2006	2005	2004
Compensation and employee benefits	$921,313	$37,578	$247,885
Trade receivable reserves	236,218	227,251	223,507
Inventory reserves	163,004	161,934	129,052
Deferred intercompany profit	390,144	319,402	379,560
State income taxes	51,494	49,153	(7,336)
Depreciation	(134,649)	(157,272)	(193,224)
Acquired in-process research and development and other accruals and reserves not currently deductible	1,268,445	1,132,954	1,111,611
Other, primarily the excess of book basis over tax basis of intangible assets	(872,334)	(1,095,182)	(1,079,388)
Total	$2,023,635	$675,818	$811,667

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

Note 6 — Segment and Geographic Area Information (dollars in millions)

Revenue Segments — Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. Effective with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006, Abbott’s base vascular business and Guidant’s vascular intervention

Note 6 — Segment and Geographic Area Information (dollars in millions) (Continued)

and endovascular solutions businesses are reported as the Vascular Products segment. Effective January 1, 2006, Abbott’s segments were reorganized to reflect the shift of nutritional products from Abbott’s International division to a newly formed division, Abbott Nutrition International. For segment reporting purposes, Abbott’s Ross Products division and the Abbott Nutrition International division are aggregated and reported as the Nutritional Products segment and the U.S. and international pharmaceutical products divisions are aggregated and reported as the Pharmaceutical Products segment. The segment information below has been adjusted to reflect the acquisition and reorganizations. Abbott’s reportable segments are as follows:

Pharmaceutical Products — Worldwide sales of a broad line of pharmaceuticals. For segment reporting purposes, two pharmaceutical divisions are aggregated and reported as the Pharmaceutical Products segment.

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, consumers, commercial laboratories and alternate-care testing sites. For segment reporting purposes, four diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Nutritional Products — Worldwide sales of a broad line of adult and pediatric nutritional products. For segment reporting purposes, two nutritional products divisions are aggregated and reported as the Nutritional Products segment.

Vascular Products — Worldwide sales of coronary, endovascular and vessel closure products.

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

Net Sales to			Operating			Depreciation			Additions to
External Customers (a)			Earnings (Loss) (a)			and Amortization			Long-term Assets			Total Assets
2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

Pharmaceuticals (b)(c)	$12,395	$13,691	$11,913	$4,522	$4,294	$3,889	$150	$170	$219	$2,615	$389	$317	$9,281	$6,766	$6,517
Diagnostics	3,979	3,756	3,378	431	495	378	277	231	201	435	425	399	4,073	3,742	3,691
Nutritionals	4,313	3,937	3,589	1,206	1,036	1,047	112	99	91	184	81	138	2,467	2,219	1,936
Vascular (c)	1,082	253	221	(115)	(136)	(104)	157	20	20	3,637	88	16	4,400	290	229
Total Reportable Segments	21,769	21,637	19,101	$6,044	$5,689	$5,210	$696	$520	$531	$6,871	$983	$870	$20,221	$13,017	$12,373
Other	707	701	579
Net Sales	$22,476	$22,338	$19,680

(a)           Net sales and operating earnings for 2006 were unfavorably affected by the relatively stronger U.S. dollar and 2005 and 2004 were favorably affected by the relatively weaker U.S. dollar.

(b)          The decrease in Pharmaceutical Product segment sales in 2006 is due primarily to the effects of the amendment to the Boehringer Ingelheim distribution agreement.

(c)           Additions to long-term assets for the Pharmaceutical Products segment includes goodwill and intangible assets acquired in 2006 of $1,590 and $821, respectively, and the Vascular Products segment includes goodwill and intangible assets acquired in 2006 of $1,688 and $1,195, respectively.

Note 6 — Segment and Geographic Area Information (dollars in millions) (Continued)

	2006	2005	2004
Total Reportable Segment Operating Earnings	$6,044	$5,689	$5,210
Corporate functions and benefit plans costs (d)	449	289	341
Non-reportable segments	(6)	30	119
Net interest expense	292	154	149
Acquired in-process and collaborations research and development	2,014	17	279
(Income) from TAP Pharmaceutical Products Inc. joint venture	(476)	(441)	(375)
Share-based compensation (e)	330	30	29
Other, net (f)	1,165	990	542
Consolidated Earnings from Continuing Operations Before Taxes	$2,276	$4,620	$4,126

(d)          Corporate functions and benefit plans costs for 2006, includes a philanthropic contribution of $70 to the Abbott Fund.

(e)           Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(f)             Other, net for 2006 includes $281 for restructuring plans as discussed in Note 14; $220 for acquisition integration and related costs primarily associated with the acquisition of Guidant’s vascular intervention and endovascular solutions businesses and income of $91 from fair value adjustments to certain derivative financial instruments related to the investment in Boston Scientific common stock and note receivable. Other, net for 2005 includes $266 for restructuring and impairment charges as discussed in Note 14.

	2006	2005	2004
Total Reportable Segment Assets	$20,221	$13,017	$12,373
Cash and investments	2,603	3,090	2,205
Current deferred income taxes	1,717	1,249	1,032
Non-reportable segments	1,147	1,031	1,434
Assets held for sale to Hospira	—	163	317
All other, net, primarily goodwill and intangible assets not allocated to reportable segments	10,490	10,591	11,406
Total Assets	$36,178	$29,141	$28,767

	Net Sales to External Customers (g)			Long-Term Assets
	2006	2005	2004	2006	2005	2004
United States	$11,995	$12,707	$11,242	$13,536	$7,717	$7,293
Japan	1,054	1,027	987	974	935	1,044
Germany	885	992	811	6,154	5,467	6,176
The Netherlands	1,061	899	705	185	156	146
Italy	848	806	745	256	211	234
Canada	762	680	595	74	68	68
France	696	657	587	131	92	94
Spain	583	542	513	283	232	275
United Kingdom	517	504	496	1,446	1,281	1,415
All Other Countries	4,075	3,524	2,999	1,857	1,596	1,288
Consolidated	$22,476	$22,338	$19,680	$24,896	$17,755	$18,033

(g)           Sales by country are based on the country that sold the product.

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

There are two patent disputes with third parties who claim Abbott’s products infringe their patents. In the first dispute, Abbott recorded the findings of a binding arbitration and paid the amount in January 2007. In the second dispute, which Abbott assumed as part of the Guidant acquisition, reserves equal to the expected resolution have been recorded.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, excluding the cases and investigations discussed in the third paragraph of this footnote, and excluding the binding arbitration award discussed in the second paragraph, Abbott estimates the range of possible loss to be from approximately $165 million to $295 million. The recorded reserve balance at December 31, 2006 for these proceedings and exposures was approximately $200 million. These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Note 8 — Spin-off of Hospira

In 2004, Abbott’s Board of Directors declared a special dividend distribution of all of the outstanding shares of common stock of Hospira, Inc., payable on April 30, 2004. Hospira included the operations relating to the manufacture and sale of hospital products including specialty injectable pharmaceuticals, medication delivery systems and critical care devices and injectable pharmaceutical contract manufacturing. Hospira included Abbott’s Hospital Products segment, after that segment’s reorganization on January 1, 2004, and portions of the former International segment. The income and cash flows of

Note 8 — Spin-off of Hospira (Continued)

Hospira and the direct transaction costs of the spin-off have been presented as discontinued operations in the Consolidated Statement of Earnings and Statement of Cash Flows.

Abbott has retained liabilities for taxes on income prior to the spin-off, defined benefit, post-employment medical and dental plan obligations and assets, as of the spin-off, for most of Hospira’s U.S. retired employees and U.S. retirement eligible employees and certain potential liabilities, if any, related to alleged improper pricing practices prior to the spin-off in connection with federal, state and private reimbursement for certain drugs.

Note 9 — Incentive Stock Program

The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, restricted stock units, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and prior programs. In 2006, Abbott granted 25,657,134 stock options, 3,961,376 replacement stock options, 1,088,911 (net of forfeitures of 100,000) restricted stock awards and 949,397 (net of forfeitures of 27,600) restricted stock units under the programs. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Most options granted before January 1, 2005 included a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option is granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards granted in 2006 have a 5 year term, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units granted in 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the vesting period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott issued new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At January 1, 2007, approximately 49 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 20 million stock options and restricted stock awards and units from this reserve.

Note 9 — Incentive Stock Program (Continued)

The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2005 and December 31, 2006 was 2,381,800 and $50.09 and 3,830,728 and $45.31, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2006 were 2,165,908 and $43.99, 573,019 and $48.74 and 143,961 and $43.93, respectively. The fair value of restricted stock awards and units vested in 2006, 2005 and 2004 was $32,226,000, $12,949,000 and $16,469,000, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2005	141,122,811	$42.69	6.3	98,328,158	$42.77	5.4
Granted	29,618,510	44.24
Exercised	(18,537,136)	35.07
Lapsed	(6,143,481)	46.71
December 31, 2006	146,060,704	$43.80	6.2	100,543,786	$43.51	5.1

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $816 million and $622 million, respectively. The total intrinsic value of options exercised in 2006, 2005 and 2004 was $205 million, $189 million, and $133 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2006 amounted to approximately $235 million which is expected to be recognized over the next three years.

On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which requires that the fair value of share-based awards be recorded in the results of operations. Abbott used the modified prospective method of adoption. Under this method, prior years’ financial results do not include the impact of recording stock options using fair value. Under the revised standard, awards issued after 2005 and the remainder of any unrecognized cost for grants issued prior to 2006 are charged to expense. Total non-cash compensation expense charged against income in 2006 for share-based plans totaled approximately $330 million and the tax benefit recognized was approximately $78 million. Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards. Compensation cost capitalized as part of inventory is not significant.

Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method in 2005 and 2004, pro forma net income (in billions) and earnings per share (EPS) amounts would have been as follows:

	2005	2004
Net income, as reported	$3.4	$3.2
Compensation cost under fair value-based accounting method, net of taxes of $0.07 in 2005 and 2004	(0.2)	(0.2)
Net income, pro forma	$3.2	$3.0
Basic EPS, as reported	$2.17	$2.07
Basic EPS, pro forma	2.04	1.94
Diluted EPS, as reported	2.16	2.06
Diluted EPS, pro forma	2.02	1.94

Note 9 — Incentive Stock Program (Continued)

The weighted average fair value of an option granted in 2006, 2005 and 2004 was $11.72, $12.17 and $11.79, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.6%	3.8%	2.9%
Average life of options (years)	6.1	5.4	5.4
Volatility	28.0%	29.0%	32.0%
Dividend yield	2.7%	2.2%	2.2%

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

Note 10 — Debt and Lines of Credit (dollars in thousands)

The following is a summary of long-term debt at December 31:

	2006	2005	2004
5.625% debentures, due 2006	$—	$—	$1,600,000
6.4% debentures, due 2006	—	—	250,000
0.77% Yen notes, due 2007	—	83,654	97,343
Notes, variable interest above LIBOR	—	770,000	—
Euro notes, variable interest above LIBOR, due 2008	264,180	638,766	—
British Pound notes, variable interest above LIBOR	—	344,000	—
6.0% debentures, due 2008	200,000	200,000	200,000
5.4% debentures, due 2008	200,000	200,000	200,000
1.05% Yen notes, due 2008	430,775	418,270	486,713
3.5% debentures, due 2009	500,000	500,000	500,000
5.375% debentures, due 2009	500,000	—	—
1.51% Yen notes, due 2010	129,232	125,481	146,014
3.75% debentures, due 2011	500,000	500,000	500,000
5.6% debentures, due 2011	1,500,000	—	—
1.95% Yen notes, due 2013	215,387	209,135	243,356
4.35% debentures, due 2014	500,000	500,000	500,000
5.875% debentures, due 2016	2,000,000	—	—
Other, including fair market value adjustments relating to interest rate hedge contracts designated as fair value hedges	70,090	82,198	64,508
Total, net of current maturities	7,009,664	4,571,504	4,787,934
Current maturities of long-term debt	95,276	1,849,563	156,034
Total carrying amount	$7,104,940	$6,421,067	$4,943,968

Note 10 — Debt and Lines of Credit (dollars in thousands)) (Continued)

Principal payments required on long-term debt outstanding at December 31, 2006, are $95,276 in 2007, $1,098,353 in 2008, $1,093,792 in 2009, $130,342 in 2010, $2,000,355 in 2011 and $2,771,336 thereafter.

At December 31, 2006, Abbott had $7,000,000 of unused lines of credit, including a $4,000,000 short-term facility, which supports commercial paper borrowing arrangements. The lines of credit, other than the short-term facility, expire in 2010. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott’s weighted average interest rate on short-term borrowings was 5.0% at December 31, 2006, 1.3% at December 31, 2005 and 2.2% at December 31, 2004.

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions

In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals, to expand Abbott’s presence in the lipid management market and to provide several on-market and late-stage pipeline products. Kos Pharmaceuticals Inc. is a specialty pharmaceutical company that develops and markets proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. This business was acquired on December 13, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed primarily with short-term debt. The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars).

Goodwill, primarily non-deductible	$1,824
Acquired in-process research and development	1,262
Acquired intangible assets, primarily product rights for marketed products	821
Acquired net tangible assets	97
Deferred income taxes recorded at acquisition	(234)
Total preliminary allocation of acquisition cost	$3,770

Acquired intangible assets will be amortized over 1 to 15 years. Non-deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of trade accounts receivable, inventories and property and equipment, net of assumed liabilities, primarily accrued salaries and wages and other liabilities.

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

In order to expand Abbott’s presence in the growing vascular market, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant. These businesses were acquired on April 21, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the XIENCE V drug-eluting stent in the U.S. and in Japan. Each $250 million payment will result in the recording of additional goodwill. The preliminary allocation of the acquisition cost is shown in the table below (in millions of dollars). The valuation of intellectual property, including intangible assets and acquired in-process research and development, is substantially complete, but the valuations of the other assets and liabilities are preliminary. The allocation will be finalized when certain information regarding the other assets and liabilities is known.

Goodwill, primarily deductible	$1,688
Acquired intangible assets, primarily product rights for marketed products	1,195
Acquired in-process research and development	665
Acquired net tangible assets	580
Total preliminary allocation of acquisition cost	$4,128

Acquired intangible assets will be amortized over 3 to 15 years (average of approximately 10 years). Tax deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. Abbott is required to dispose of the shares by October 2008. Sales of the shares are limited to approximately 5.4 million shares per month until October 2007. The amount recorded upon the acquisition of the shares includes a discount to market, based on an appraisal, to reflect the value of the restrictions on sale. On the date of acquisition, half of the shares were recorded as available for sale in accordance with SFAS No. 115 and the remainder under the cost method in accordance with APB No. 18. As of December 31, 2006, all of the shares are recorded as available for sale in accordance with SFAS No. 115. The loan, which is due in April 2011, is guaranteed by Boston Scientific and bears a favorable effective interest rate of 4 percent, which is reflected in the valuation of the note receivable. In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares. Abbott would retain any gains on the sale of the Boston Scientific shares up to a sales price of $23.83; Boston Scientific would receive any after-tax gains on the sale of the shares for the portion of the sales price in excess of  $23.83 but lower than $26.00; and Boston Scientific would receive one-half of any after-tax gain for the portion of the sales price in excess of $25.99. Based on an appraisal, Abbott recorded approximately $114 million for this gain-sharing derivative financial instrument liability. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. After Abbott incurs the first $10 million of interest cost on debt incurred to acquire the shares, Boston Scientific will reimburse Abbott for the next $60 million of interest cost. Reimbursement for the incremental interest cost will be in the form of additional common stock of Boston Scientific, payable 18 months after the acquisition. Abbott recorded approximately $55 million for this interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. The financial

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

assets and liability acquired from Boston Scientific were valued and recorded at acquisition as follows (in millions of dollars):

Boston Scientific common stock	$1,326
Note receivable	829
Derivative financial instruments, net	(59)
Total	$2,096

In 2005, Abbott acquired the remaining interest in a small medical products company that was previously accounted for under the equity method of accounting and a less than 50 percent equity interest in a small medical products company. The aggregate cash purchase price was approximately $25 million. Acquisition accounting resulted in the recording of non-tax deductible goodwill of approximately $69 million, intangible assets of approximately $22 million and a charge of approximately $17 million for acquired in-process research and development. In 2005, Abbott acquired additional rights related to HUMIRA for approximately $270 million, which are being amortized over 13 years.

In 2004, Abbott acquired TheraSense, Inc., a leader in the development, manufacturing and marketing of blood glucose self-monitoring systems, for approximately $1.2 billion in cash; i-STAT Corporation, a manufacturer of point-of-care diagnostic products for blood analysis, for approximately $394 million in cash; EAS, a nutritional company with a portfolio of nationally recognized brands, for approximately $320 million in cash; and Spine Next, a manufacturer of orthopedic spinal implant devices, for approximately $58 million in cash plus additional milestone payments of up to $23 million upon achievement of future targets. Abbott also acquired certain other product technologies for approximately $352 million. These acquisitions resulted in a charge of $271 million for acquired in-process research and development, intangible assets of approximately $1.3 billion, non-tax deductible goodwill of approximately $923 million and deferred income taxes of approximately $406 million. Acquired intangible assets, primarily trade names, are amortized over 5 to 20 years (average of approximately 14 years).

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Note 12 — Goodwill and Intangible Assets (dollars in millions)

Abbott recorded goodwill of $3,721, $69 and $923 in 2006, 2005 and 2004, respectively, related to acquisitions, including acquired goodwill allocated to the Pharmaceutical Products segment of $1,590 and goodwill allocated to the Vascular Products segment of $1,688. Foreign currency translation and other adjustments increased (decreased) goodwill in 2006, 2005 and 2004 by $509, $(535) and $394, respectively. The amount of goodwill related to reportable segments at December 31, 2006 was $5,223 for the Pharmaceutical Products segment, $1,440 for the Diagnostics Products segment, $353 for the Nutritional Products segment and $1,939 for the Vascular Products segment. In connection with the spin-off of Hospira in 2004, Abbott transferred $81 of goodwill to Hospira. There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $8,988, $6,776 and $6,622 as of December 31, 2006, 2005 and 2004, respectively, and accumulated amortization was $2,602, $2,053 and $1,468 as of December 31, 2006, 2005 and 2004, respectively. Intangible assets with indefinite lives are not significant. The estimated annual amortization expense for intangible assets is $748 in 2007, $708 in 2008, 2009, and 2010 and $690 in 2011. Intangible assets are amortized over 1 to 25 years (average 11 years).

Note 13 — Equity Method Investments (dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $162, $167 and $76 at December 31, 2006, 2005 and 2004, respectively. Dividends received from TAP were $487, $343 and $638 in 2006, 2005 and 2004, respectively. Abbott performs certain administrative and manufacturing services for TAP at negotiated rates that approximate fair market value. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2006	2005	2004
Net sales	$3,362.7	$3,260.0	$3,361.6
Cost of sales	835.8	883.4	990.4
Income before taxes	1,523.8	1,379.3	1,181.1
Net income	951.6	882.8	750.0

	December 31
	2006	2005	2004
Current assets	$1,181.0	$1,339.1	$951.7
Total assets	1,333.1	1,470.2	1,176.6
Current liabilities	954.5	1,082.2	976.8
Total liabilities	1,008.8	1,136.2	1,025.2

Undistributed earnings of investments accounted for under the equity method amounted to approximately $140 as of December 31, 2006.

Note 14 — Restructuring Plans (dollars in millions)

In 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2006 and 2005, Abbott recorded pretax charges against earnings of approximately $210 and  $256, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $181 and $174, respectively, is classified as cost of products sold, $29 and $10, respectively, as research and development and $72, in 2005, as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $70 and $14 were subsequently recorded in 2006 and 2005, respectively, relating to these restructurings, primarily for accelerated depreciation. As a result of product re-registration timelines required under manufacturing regulations in a number of countries, manufacturing related realignments are expected to continue into 2007.

The following summarizes the activity for restructurings:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$191.7	$63.8	$255.5
Payments and impairments	(36.9)	(63.8)	(100.7)
Accrued balance at December 31, 2005	154.8	—	154.8
2006 restructuring charges	117.7	92.6	210.3
Payments, impairments and other adjustments	(79.2)	(92.6)	(171.8)
Accrued balance at December 31, 2006	$193.3	$—	$193.3

Note 14 — Restructuring Plans (dollars in millions) (Continued)

Abbott expects to incur up to an additional $128 in future periods for restructuring plans, primarily for accelerated depreciation.

Note 15 — Subsequent Event

On January 18, 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE for $8.13 billion in cash. In the last decade, the laboratory diagnostics market has changed considerably. Innovation in this business will be increasingly driven by automation, system integration and a host of skills that Abbott believes GE can better offer. The sale is expected to close in the first half of 2007 and is subject to customary closing conditions, including regulatory approvals. Net sales for these businesses were approximately $2.7 billion in 2006. The carrying amount of the assets and liabilities included in the sale is estimated to be approximately $2.6 billion, comprised of trade receivables of approximately $750 million, inventories of approximately $650 million, other current assets of approximately $100 million, net property, plant and equipment of approximately $1.3 billion, intangible assets and goodwill of approximately $500 million, current liabilities of approximately $550 million and long-term liabilities of approximately $150 million. Abbott estimates tax expense of approximately $2.0 billion will be recorded on the gain.

Note 16 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2006	2005	2004
First Quarter
Net Sales	$5,183.5	$5,382.7	$4,640.9
Gross Profit	3,013.8	2,860.1	2,567.4
Net Earnings	865.0	837.9	822.9
Basic Earnings Per Common Share (a)	.57	.54	.53
Diluted Earnings Per Common Share (a)	.56	.53	.52
Market Price Per Share-High	45.58	48.16	47.25
Market Price Per Share-Low	39.18	43.34	39.28
Second Quarter
Net Sales	$5,501.1	$5,523.8	$4,703.0
Gross Profit	3,112.5	2,892.0	2,634.3
Net Earnings (b)	612.2	877.1	634.3
Basic Earnings Per Common Share (a)(b)	.40	.56	.41
Diluted Earnings Per Common Share (a)(b)	.40	.56	.40
Market Price Per Share-High	43.61	49.98	44.67
Market Price Per Share-Low	40.55	45.98	39.43
Third Quarter
Net Sales	$5,573.8	$5,384.0	$4,681.7
Gross Profit	3,182.5	2,706.8	2,566.8
Net Earnings (c)	715.8	680.7	804.1
Basic Earnings Per Common Share (a)(c)	.47	.44	.52
Diluted Earnings Per Common Share (a)(c)	.46	.44	.51
Market Price Per Share-High	49.87	50.00	43.20
Market Price Per Share-Low	43.25	41.57	38.26
Fourth Quarter
Net Sales	$6,218.0	$6,047.3	$5,654.4
Gross Profit	3,352.4	3,237.8	3,027.3
Net (Loss) Earnings (d)	(476.2)	976.4	974.6
Basic (Loss) Earnings Per Common Share (a)(d)	(.31)	.63	.62
Diluted (Loss) Earnings Per Common Share (a)(d)	(.31)	.63	.62
Market Price Per Share-High	49.10	44.36	47.63
Market Price Per Share-Low	45.41	37.50	40.25

(a)           The sum of the quarters’ basic and diluted earnings per share for 2006 and 2004 do not add to the full year earnings per share amounts due to rounding.

(b)          Second quarter 2006 includes a pretax charge of $493 for acquired in-process and collaborations research and development.

(c)           Third quarter 2006 includes a pretax charge of $214 for acquired in-process research and development and 2005 includes pretax restructuring charges of $201.

(d)          Fourth quarter 2006 includes a pretax charge of $1,307 for acquired in-process and collaborations research and development.

Management Report on Internal Control
Over Financial Reporting

The management of Abbott Laboratories is responsible for establishing and maintaining adequate internal control over financial reporting. Abbott’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the 2006 acquisitions of the Guidant businesses and Kos Pharmaceuticals, which accounted for approximately 20 percent of consolidated total assets and approximately 3 percent of consolidated net sales. Based on our assessment, we believe that, as of December 31, 2006, the company’s internal control over financial reporting was effective based on those criteria.

Abbott’s independent registered public accounting firm has issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 77.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2006, 2005, and 2004, and the related consolidated statements of earnings, shareholders’ investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Abbott Laboratories and subsidiaries as of December 31, 2006, 2005, and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1, 4 and 9 to the consolidated financial statements, the Company changed its method of accounting for pension and other post employment benefits and share-based payments to adopt Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
Chicago, Illinois
February 15, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting dated February 15, 2007 (Management’s Report), that Abbott Laboratories and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report, management excluded from its assessment the internal control over financial reporting for the 2006 acquisitions of the Guidant businesses (Guidant) and Kos Pharmaceuticals (Kos), which accounted for approximately 20 percent of consolidated total assets and approximately 3 percent of consolidated net sales. Accordingly, our audit did not include the internal control over financial reporting at Guidant or Kos. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006 and our report dated February 15, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, in 2006.

Deloitte & Touche LLP
Chicago, Illinois
February 15, 2007

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income

(dollars in thousands)

	Years Ended December 31
	2006	2005	2004
Net Sales	$3,362,672	$3,259,850	$3,361,634
Cost of Sales	835,834	883,404	990,417
Gross Profit	2,526,838	2,376,446	2,371,217
Selling, General and Administrative	769,036	783,041	1,027,203
Research and Development	245,476	219,412	167,625
Income from Operations	1,512,326	1,373,993	1,176,389
Interest Income	13,520	5,339	9,293
Other Expense, net	(2,033)	(1)	(4,630)
Income Before Taxes	1,523,813	1,379,331	1,181,052
Provision for Income Taxes	572,192	496,559	431,083
Net Income	951,621	882,772	749,969
Other Comprehensive Income:
Net unrealized gains (losses) on investment and forward contracts	13,145	(13,959)	(3,066)
Comprehensive Income	$964,766	$868,813	$746,903

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Years Ended December 31
	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$951,621	$882,772	$749,969
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,317	24,137	29,022
Deferred income taxes	(44,510)	65,349	(70,219)
Changes in assets and liabilities:
Accounts receivable	21,069	(158,980)	75,444
Inventories	24,860	1,049	7,217
Income tax receivable	(110,897)	—	—
Prepaid expenses and other assets	2,728	9,138	(11,322)
Trade accounts payable and accrued liabilities	(80,092)	(62,429)	(99,930)
Accrued rebates	(181,835)	163,643	98,254
Accrued compensation and benefits	136,474	9,745	(10,305)
Net Cash Flows From Operating Activities	737,735	934,424	768,130
Cash Flows From (Used in) Investing Activities:
Proceeds from maturities of investments	148,755	153,350	316,750
Purchases of investments	—	(281,150)	(99,600)
Capital expenditures	(5,366)	(6,759)	(6,785)
Net Cash Flows From (Used in) Investing Activities	143,389	(134,559)	210,365
Cash Flows (Used in) Financing Activities:
Dividends paid	(974,400)	(686,155)	(1,276,448)
Payments under capital lease obligations	(1,085)	(15,344)	(8,518)
Cash Flows (Used in) Financing Activities	(975,485)	(701,499)	(1,284,966)
Net (Decrease) Increase in Cash and Cash Equivalents	(94,361)	98,366	(306,471)
Cash and Cash Equivalents — Beginning of Year	160,521	62,155	368,626
Cash and Cash Equivalents — End of Year	$66,160	$160,521	$62,155

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$754,252	$409,336	$579,140

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Balance Sheets

(in thousands, except share amount)

	December 31
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$66,160	$160,521
Short-term investments, primarily debt obligations issued by governmental agencies	80,645	229,966
Accounts receivable, net of allowances: 2006 — $54,141; 2005 — $57,447	635,325	664,098
Receivable from Abbott	7,704	—
Inventories	135,380	160,240
Income tax receivable	110,897	—
Deferred income taxes	82,804	72,029
Prepaid expenses and other assets	62,128	52,248
Total Current Assets	1,181,043	1,339,102
Property and Equipment, net	98,662	110,528
Other Assets, net	2,074	2,922
Deferred Income Taxes	51,365	17,630
	$1,333,144	$1,470,182

Liabilities and Shareholders’ Equity
Current Liabilities:
Trade accounts payable	$87,444	$71,760
Accrued compensation and benefits	148,336	53,262
Accrued Liabilities	99,764	134,449
Payable to Takeda	79,213	47,743
Payable to Abbott	—	36,714
Accrued rebates	492,849	674,684
Income taxes payable	46,850	63,577
Total Current Liabilities	954,456	1,082,189
Other Liabilities, including postretirement medical and dental benefits	54,300	53,971
Total Liabilities	1,008,756	1,136,160
Commitments and Contingencies
Shareholders’ Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive loss	(1,559)	(14,704)
Retained earnings	279,998	302,777
Total Shareholders’ Equity	324,388	334,022
	$1,333,144	$1,470,182

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(dollars in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Shareholders’
	Shares	Amount	Capital	(Loss) Income	Earnings	Equity
Balance, January 1, 2004	200	$39,500	$6,449	$2,321	$632,639	$680,909
Net income	—	—	—	—	749,969	749,969
Net unrealized gain (loss) on investment and forward contracts, net of taxes of $1,150	—	—	—	(3,066)	—	(3,066)
Dividends	—	—	—	—	(1,276,448)	(1,276,448)
Balance, December 31, 2004	200	39,500	6,449	(745)	106,160	151,364
Net income	—	—	—	—	882,772	882,772
Net unrealized gain (loss) on investment and forward contracts, net of taxes of $8,368	—	—	—	(13,959)	—	(13,959)
Dividends	—	—	—	—	(686,155)	(686,155)
Balance, December 31, 2005	200	39,500	6,449	(14,704)	302,777	334,022
Net income	—	—	—	—	951,621	951,621
Net unrealized gain (loss) on investment and forward contracts, net of taxes of $(7,924)	—	—	—	13,145	—	13,145
Dividends	—	—	—	—	(974,400)	(974,400)
Balance, December 31, 2006	200	$39,500	$6,449	$(1,559)	$279,998	$324,388

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2006, 2005 and 2004
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

TAP’s primary products are Prevacid and Lupron. The principal indications for Prevacid (lansoprazole), a proton pump inhibitor, are for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis. Lupron (leuprolide acetate), a luteinizing hormone-releasing hormone (LH-RH) analog, and Lupron Depot, a sustained release form of Lupron, are used principally for the palliative treatment of advanced prostate cancer, endometriosis and central precocious puberty, and for the pre-operative treatment of patients with anemia caused by uterine fibroids.

The patents related to lansoprazole and Lupron Depot are material to the operation of TAP’s business. The original United States compound patent covering lansoprazole is licensed by TAP from Takeda. The original United States patents covering the Lupron Depot formulations are licensed by TAP from Takeda.

TAP’s products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts are directed toward securing the prescription of TAP’s brand of products by physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

TAP’s products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP’s primary products are as follows:

	2006	2005	2004
Prevacid	$2,599,886	$2,501,052	$2,592,116
Lupron	662,374	698,806	770,210

In 2006 and 2005, TAP recognized revenue for milestone payments related to the 2005 license of the Prevacid trademark, certain patents and technical information to a third party for the over-the-counter sale of Prevacid in the United States.

Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP’s accounts receivable are derived from sales to wholesale distributors. Three U.S. wholesale distributors accounted for more than 10% of TAP’s gross sales as follows:

	2006	2005	2004
Wholesale distributor A	28%	26%	20%
Wholesale distributor B	18%	20%	19%
Wholesale distributor C	28%	31%	19%

Note 1. Description of the Business (Continued)

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

USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions by management. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, sales rebates, inventory reserves and accounts receivable allowances.

CASH AND CASH EQUIVALENTS — Cash equivalents include time deposits, certificates of deposit, commercial paper, money market funds and other short-term investments in governmental agency debt securities with original maturities of three months or less, or which are contractually convertible to cash in three months or less.

INVESTMENT SECURITIES — Investments in marketable debt and equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive (loss) income.

INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2006	2005
Finished goods	$65,909	$104,931
Work-in-process	69,471	55,309
Total inventories	$135,380	$160,240

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

REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to a common carrier). Revenue from license of product rights is recorded over the periods earned. Provisions for estimated rebates and sales incentives to customers, doubtful accounts, cash discounts, product returns and customer chargebacks are provided for in the period of the related sale. Rebates and sales incentives are recorded as accrued rebates in the

Note 2. Summary of Significant Accounting Policies (Continued)

balance sheets. Reserves for doubtful accounts, cash discounts, product returns and customer chargebacks are recorded as reductions to accounts receivable. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $186,052, $203,375 and $227,882 for 2006, 2005 and 2004, respectively.

INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of assets and liabilities.

RECLASSIFICATIONS — Certain reclassifications have been made to prior year financial statements to conform to the current-year presentation.

Note 3. Property and Equipment and Lease Obligations

Property and equipment consists of the following at December 31:

	2006	2005
Land and land improvements	$13,337	$13,337
Building	17,884	17,884
Furniture and fixtures	40,061	40,150
Computer hardware and software	44,437	43,360
Automobiles under capital leases	41,560	49,237
Other	6,189	4,344
Property and equipment	163,468	168,312
Less accumulated depreciation and amortization	(64,806)	(57,784)
Property and equipment, net	$98,662	$110,528

TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases which expire at various dates through 2011. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2006 consist of the following:

2007	$12,766
2008	10,521
2009	6,437
2010	4,217
Thereafter	3,947
Total	$37,888

Note 4. Financial Instruments and Derivatives

TAP enters into foreign currency forward contracts to hedge purchases of inventories at fixed Yen-denominated prices. The forward contracts require TAP to purchase Yen in exchange for U.S. dollars at

Note 4. Financial Instruments and Derivatives (Continued)

pre-determined exchange rates and are designated as cash flow hedges of the variability of cash flows due to changes in exchange rates. TAP does not trade financial instruments with the objective of earning financial gains on the exchange rate fluctuations alone, nor does it trade in currencies or commodities for which there are no underlying exposures.

Effectiveness of the forward contracts is based on changes in the forward rates. The effective portion of the changes in value of the forward contracts is recorded in Accumulated other comprehensive (loss), and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

TAP had outstanding foreign exchange forward contracts with notional values of $176,509 and $392,086 and fair values of $(2,049) and $(18,638) at December 31, 2006 and 2005, respectively. The fair value of these contracts is recorded as accrued liabilities at December 31, 2006 and 2005. During 2006, 2005, and 2004 cash flow hedge ineffectiveness was not material.

The carrying value of cash and cash equivalents and short-term investments approximates fair value due to the short-term maturity of the investments.

Note 5. Employee Benefit Plans

TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 6 for further details). TAP is billed for its share of the costs of these plans. TAP’s share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is generally allocated based on TAP’s proportionate share of the total compensation expense of all participants in the plan. TAP made contributions to the plan of $16,000 in 2006 and 2005, and $43,000 in 2004. TAP’s contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions. TAP’s contributions for 2006, 2005, and 2004 were $12,989, $12,619 and $11,563, respectively.

TAP provides health and welfare benefits to its employees through the TAP Pharmaceutical Products Inc. Healthcare Plan. Contributions to the Plan are made in accordance with the TAP’s funding policy. TAP provides certain medical and life insurance benefits to qualifying retirees through the TAP Pharmaceutical Products Inc. Retiree Medical Plan. The following provides a reconciliation of the post-employment benefit obligations and funded status of the Plan:

	2006	2005
Change in benefit obligations:
Projected benefit obligations, January 1	$27,678	$23,067
Service cost	3,222	2,592
Interest cost	1,658	1,242
Actuarial loss	2,899	1,102
Benefits paid	(479)	(325)
Projected benefit obligations, December 31	$34,978	$27,678
Reconciliation of funded status:
Unfunded status	$(34,978)	$(27,678)
Unrecognized net actuarial loss	14,747	12,390
Unrecognized prior service credits	(7,143)	(7,544)
Accrued post-employment benefit liability, December 31	$(27,374)	$(22,832)

Note 5. Employee Benefit Plans (Continued)

The components of net cost are as follows:

	2006	2005	2004
Service cost	$3,222	$2,592	$2,467
Interest cost	1,658	1,242	1,119
Net amortization	141	(19)	19
Net cost	$5,021	$3,815	$3,605

The discount rates used to determine benefit obligations for medical and dental plans as of December 31, the measurement date for the plan, were 5.90 percent in 2006 and 5.75 percent in 2005. The discount rates used to determine net cost for medical and dental plans were 5.75 percent in 2006, 5.8 percent in 2005 and 6.0 percent in 2004.

The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2006	2005	2004
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2007

A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of December 31, 2006 by approximately $9,206 and $(6,902), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the year then ended by approximately $1,496 and $(1,097), respectively.

Total benefit payments expected to be paid to participants from company assets for post-employment medical and dental benefits are as follows:

2007	$433
2008	515
2009	610
2010	713
2011	850
2012 to 2016	6,377

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The new statement requires immediate recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive (loss) income. TAP is required to adopt the accounting provisions of this statement on December 31, 2007.

Note 6. Incentive Stock Program

Certain employees of TAP are granted options to purchase Abbott common stock under the 1996 Abbott Incentive Stock Program and prior plans. Stock options and replacement stock options granted to TAP employees are currently outstanding under this and prior plans. The purchase price of shares under option must be at least equal to the fair market value of the Abbott common stock on the date of grant, and the maximum term of an option is 10 years. Options granted vest equally over three years except for

Note 6. Incentive Stock Program (Continued)

replacement options, which generally vest in six months and have a life equal to the remaining life of the replaced option. In addition, beginning in 2006, certain employees of TAP are granted restricted stock units on Abbott stock. Restricted stock units granted in 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. Upon a change in control of Abbott, all outstanding stock options and restricted stock units become fully exercisable.

All option exercises and restricted stock vesting are transacted with Abbott. TAP is liable for the excess of the fair market value of the option shares granted to TAP employees while employed at TAP over the option price at the time of exercise and the fair market value of the Abbott stock at the time of vesting of restricted stock units and reimburses Abbott annually for the cost of options exercised and the restricted stock units vested during the year.

TAP accounted for stock options issued under the Abbott Incentive Stock Program in accordance with EITF No. 02-08 in 2005 and 2004, respectively. On January 1, 2006, TAP adopted the provisions of Statement of Financial Accounting Standards  No.123 (revised 2004), “Share-Based Payment,” using the modified prospective method. The adoption of the provisions of this statement had no effect on TAP’s financial statements. TAP’s derivative liability for options granted was $66,231 and $37,982 at December 31, 2006 and 2005, respectively. Changes in the fair value of these options are recorded as Selling, general and administrative expense. The weighted average fair value of an option granted in 2006, 2005 and 2004 was $9.67, $12.93, and $9.55, respectively. The fair value of an option granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.7%	4.1%	2.6%
Average life of options (years)	5.3	5.3	5.3
Volatility	26.7%	31.2%	32.2%
Dividend yield	2.8%	2.4%	2.6%

The fair value of an option as of December 31 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Risk-free interest rate	4.5%	4.2%	3.5%
Average life of options (years)	4.5	4.5	4.5
Volatility	25.0%	27.0%	30.5%
Dividend yield	2.4%	2.8%	2.2%

The risk-free interest rate is based on the rates available at the time of the grant for U.S. government treasury STRIPS with a remaining term equal to the option’s expected life. The average life of an option granted in 2006 is based on both historical and projected exercise and lapsing data. Prior to 2006, the average life of an option granted was based on historical experience. Expected volatility is based on historical volatility over a period prior to the option grant equal to the option’s expected life. Dividend yield is based on the option’s exercise price and annual dividend rate at the time of grant.

Note 6. Incentive Stock Program (Continued)

The number of restricted stock units outstanding and the weighted-average grant-date fair value at December 31, 2006 was 25,400 and $44.33. The number of restricted stock units and the weighted-average grant-date fair value that were granted and lapsed during 2006 were 36,700 and $44.28, respectively, and 11,300 and $44.16, respectively. The following summarizes stock option activity for 2006:

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2005	8,211,561	$43.23	6.6	5,495,322	$43.62	5.7
Granted	1,866,390	44.29
Exercised	(926,826)	36.80
Lapsed	(562,670)	46.81
December 31, 2006	8,588,455	$43.92	6.3	5,824,282	$43.67	5.3

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006 was $41,100 and $29,400, respectively. The total intrinsic value of options exercised was $8,500 in 2006 and 2005, and $5,000 in 2004. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2006 amounted to approximately $9,200 which is expected to be recognized over the next three years.

As of December 31, 2006 and 2005, TAP has recorded a liability for exercised options of $7,567 and $7,119, respectively, as a payable to Abbott. TAP also has recorded a liability for options issued before the adoption of EITF No. 02-08 for the difference between the market value and strike price of vested yet unexercised options of $15,761 and $5,009 as of December 31, 2006 and 2005, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $49,489, $(12,553) and $26,493 was recorded as Selling, general and administrative expense in 2006, 2005 and 2004, respectively. The amount of income taxes benefit realized from stock options exercised in 2006, 2005 and 2004 amounted to $2,236, $2,407 and $1,366, respectively.

Due to the impact of significant fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of one to three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires on-going quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $811 and $(212) as of December 31, 2006 and 2005, respectively, and is recorded as Prepaid expenses and other assets in the balance sheets. For 2006, 2005 and 2004, TAP recorded as Selling, general and administrative expenses $(47,554), $27,945 and $(19,085), respectively, of (gain) loss related to the equity swap investments.

Note 7. Income Taxes

Loss contingency provisions are recorded for the estimated amount of audit settlements under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  TAP’s U.S. income tax liabilities for years 1999 and forward are subject to final determination by the Internal Revenue Service (IRS). The IRS has challenged the deductibility of an item in TAP’s 2001 tax return. Management believes its deduction is proper and expects the ultimate resolution will not have a material impact on TAP’s financial position, cash flows or results of operations.

Deferred income taxes reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts. The provision for income taxes includes the following components:

	2006	2005	2004
Current:
U.S. Federal	$593,729	$407,274	$481,880
State	30,906	15,560	18,879
Total current	624,635	422,834	500,759
Deferred:
U.S. Federal	(49,375)	66,444	(62,788)
State	(3,068)	7,281	(6,888)
Total deferred	(52,443)	73,725	(69,676)
Total	$572,192	$496,559	$431,083

Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.2	1.0	0.8
Other	1.4	—	0.7
Effective tax rate	37.6%	36.0%	36.5%

The temporary differences that give rise to deferred tax assets and liabilities are as follows:

	2006	2005
Accounts receivable allowances and inventory reserves	$17,095	$18,499
Accrued rebates	26,919	(4,070)
Accrued compensation and benefits	30,543	15,543
Non-currently deductible escrow payment	—	30,960
Other, primarily accrued legal expenses, state and local taxes, and prepaid royalties not currently deductible	59,612	28,727
Total	134,169	89,659
Less current portion	(82,804)	(72,029)
Long-term net deferred tax assets	$51,365	$17,630

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

Note 7. Income Taxes (Continued)

Upon adoption, any adjustment will be recorded directly to beginning retained earnings. The Interpretation is effective for TAP beginning no later than January 1, 2007. TAP has not yet adopted the provisions of this Interpretation. The adoption of this Interpretation is not expected to have a material effect on TAP’s  January 1, 2007 balance sheet or the 2007 provision for income taxes.

Note 8. Litigation and Related Matters

TAP, along with its shareholders have been named as defendants in several lawsuits alleging violations of various state or federal laws in connection with TAP’s marketing and pricing of Lupron. In 2004, TAP reached an agreement with plaintiffs to settle the allegations for $150,000 and dismiss TAP, Takeda and Abbott from the cases and recorded a charge of $125,000 in selling, general and administrative expense. Some plaintiffs opted out of the Lupron settlement to pursue their claims separately. In 2005, TAP recorded an additional charge of $12,300 and the settlement received court approval. The claims of the remaining plaintiffs are not material and are reserved for by TAP.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP. While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on TAP’s financial position, cash flows, or results of operations.

Note 9. Related-Party Transactions

Various agreements exist among TAP, Abbott and Takeda. All amounts due from and payable to Abbott and Takeda have been respectively netted in the balance sheets in the captions Receivable from Abbott, Payable to Abbott, and Payable to Takeda.

TAP purchases all Lupron Depot and Prevacid unpackaged finished goods inventories from Takeda. Purchases are contracted at fixed Yen-denominated prices. The actual cost, in U.S. dollars, paid to Takeda for purchases of these inventories in 2006, 2005 and 2004, totaled $609,436, $753,096 and $714,712, respectively. TAP has royalty agreements with Takeda for sales of Lupron, Lupron Depot and Prevacid. For 2006, 2005 and 2004, TAP recorded royalty expense of $179,770, $173,878 and $179,256, respectively.

TAP pays Abbott for services related to packaging and warehousing, research and development, administrative functions, and, in 2004, a residual royalty under a co-promotion agreement. Amounts incurred for these services totaled $60,425, $59,969 and $142,676 for 2006, 2005 and 2004, respectively. In addition, Abbott purchased, for international markets, TAP’s products for $84,515, $75,295 and $73,934 in 2006, 2005 and 2004, respectively.

Note 10. Subsequent Event

On February 16, 2007, TAP received a total of $148,000 from QLT USA, Inc. and Sanofi-Synthelabo Inc. to resolve litigation relating to alleged infringement of a Lupron Depot patent. TAP recorded the receipt of the settlement amount as income in the first quarter 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products Inc.:

We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products Inc. and subsidiaries (TAP or the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of TAP’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of TAP’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Chicago, Illinois
February 1, 2007
February 16, 2007, as to Note 10

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

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting.   Management’s report on Abbott’s internal control over financial reporting is included on page 75 hereof. The report of Abbott’s independent registered public accounting firm related to management’s assessment of the effectiveness of internal control over financial reporting is included on pages 77-78 hereof.

Changes in internal control over financial reporting.   On December 12, 2006, Abbott acquired Kos Pharmaceuticals, Inc. During the quarter ended December 31, 2006, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Information Concerning Nominees for Directors,” “Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2007 Abbott Laboratories Proxy Statement. The 2007 Proxy Statement will be filed on or about March 19, 2007. Also incorporated herein by reference is the text found under the caption, “Executive Officers of the Registrant” on pages 20 through 23 hereof.

Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and controller. That code is part of Abbott’s code of business conduct, which is available free of charge through Abbott’s investor relations website (www.abbottinvestor.com) and is available in print to any shareholder who sends a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 362, AP6D2, Abbott Park, Illinois 60064-6048, attn. Investor Relations. Abbott intends to include on its website (www.abbott.com) any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott’s principal executive officer, principal financial officer, principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.         EXECUTIVE COMPENSATION

The material to be included in the 2007 Proxy Statement under the headings “Director Compensation,” “Executive Compensation,” and “Compensation Committee Report” is incorporated herein by reference. The 2007 Proxy Statement will be filed on or about March 19, 2007.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)           Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	145,963,678	$43.8154	25,616,985	(1)
Equity compensation plans not approved by security holders(2)	97,026	$18.9846	4,012,049	(3)
Total	146,060,704	$43.80	29,629,034

(1)         Abbott Laboratories 1996 Incentive Stock Program.   Benefits under the Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code (“incentive stock options”), stock options that do not qualify for that special tax treatment (“non-qualified stock options”), restricted stock, restricted stock units, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

If there is a lapse, expiration, termination, or cancellation of any benefit granted under the Program without the issuance of shares or payment of cash thereunder, or if shares are issued under any benefit under the Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the Program. However, the common shares issued under the Program, which are not reacquired by Abbott pursuant to rights reserved upon their issuance or pursuant to payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, may not exceed the total number of shares reserved for issuance under the Program.

The Program automatically authorizes the annual addition of Abbott common stock for use in connection with the grant of Program benefits. The Program’s automatic annual addition is equal to 1.5 percent of Abbott’s total issued and outstanding common shares on the first day of each calendar year beginning January 1, 2000.

(2)         (i)    Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan.   In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2006, 97,026 options remained outstanding under the plans. These options have a weighted-average purchase price of $18.9846.

(ii)         Abbott Laboratories Affiliate Employee Stock Purchase Plan.   Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares purchased may come from either Abbott’s authorized but unissued shares or its treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.

(iii)     Abbott Laboratories Employee Share Ownership Plan.   Eligible employees of Abbott’s affiliates in the United Kingdom may participate in this plan. Each eligible employee may contribute up to 10% of his or her salary, subject to a maximum statutory limit of £125 per month. Each month, these contributions are used to buy Abbott shares on the open market at its then current market price. The plan contains an employer matching share feature under which the participating employers purchase an Abbott common share on the open market for each share purchased by the employee with the first 1.75% of salary. Matching shares cannot be sold or transferred from the plan for a period of three years from the date of allocation. The plan is tax approved.

(iv)       Abbott Canada Stock Retirement Purchase Plan.   Eligible employees of Abbott Canada may participate in the plan. Each eligible employee may contribute to the basic plan an amount equal to 2% of eligible compensation up to an annual maximum of $4,000 (Canadian). Abbott Canada matches employee contributions to the basic plan using a formula that takes into account employee contributions. In addition, the employee can also contribute to the supplementary plan an amount up to 8% of eligible compensation. There is no matching of employee supplementary contributions by Abbott Canada. All contributions of the basic and supplementary plans are combined and used to make monthly purchases of Abbott common shares on the open market at its then current market price. Shares are allocated and accumulated to individual employee stock plans based on individual contributions and the average open market purchase price for a given year. The employee stock purchase plan is managed by the Abbott Canada Treasurer.

(v)           Abbott Laboratories Equity-Based Award / Recognition Plan.   Abbott uses stock award plans to motivate and reward employee performance. For example, Abbott shares are awarded to employees who have been granted a patent or met other performance based criteria. Abbott purchases the shares awarded under these plans on the open market.

(3)         The number of securities includes:

(i)             1,682,997 shares available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan,

(ii)         1,258,197 shares available for issuance under the Abbott Laboratories Employee Share Ownership Plan,

(iii)     611,847 shares available for issuance under the Abbott Canada Stock Retirement Plan, and

(iv)       459,008 shares available for issuance under the Abbott Laboratories Equity-Based Award/Recognition Plan.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 9 entitled “Incentive Stock Program,” of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(b)          Information Concerning Security Ownership.   Incorporated herein by reference is the material under the heading “Information Concerning Security Ownership” and “Security Ownership of Executive Officers and Directors” in the 2007 Proxy Statement. The 2007 Proxy Statement will be filed on or about March 19, 2007.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2007 Proxy Statement under the headings “The Board of Directors,” “Committees of the Board of Directors,” “Corporate Governance Materials,” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2007 Proxy Statement will be filed on or about March 19, 2007.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference is the material under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” in the 2007 Proxy Statement. The 2007 Proxy Statement will be filed on or about March 19, 2007.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K.

Financial Statements:   See Item 8, “Financial Statements and Supplementary Data,” on page 44 hereof, for a list of financial statements.

Financial Statement Schedules:   The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products Inc.:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	100
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	101
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X

TAP Pharmaceutical Products Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	102
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	103

Exhibits Required by Item 601 of Regulation S-K:   The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 104 through 110 of this Form 10-K.

Exhibits filed (see Exhibit Index on pages 104 through 110).

Financial Statement Schedules filed (pages 100 and 102).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE
Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 22, 2007 in the capacities indicated below.

/s/ MILES D. WHITE	/s/ ROXANNE S. AUSTIN
Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	Roxanne S. Austin Director of Abbott Laboratories
/s/ RICHARD A. GONZALEZ	/s/ WILLIAM M. DALEY
Richard A. Gonzalez President and Chief Operating Officer and Director of Abbott Laboratories	William M. Daley Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN	/s/ W. JAMES FARRELL
Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	W. James Farrell Director of Abbott Laboratories
/s/ GREG W. LINDER	/s/ H. LAURANCE FULLER
Greg W. Linder Vice President and Controller (principal accounting officer)	H. Laurance Fuller Director of Abbott Laboratories

/s/ JACK M. GREENBERG	/s/ DAVID A. L. OWEN
Jack M. Greenberg Director of Abbott Laboratories	David A. L. Owen Director of Abbott Laboratories
/s/ BOONE POWELL JR.	/s/ W. ANN REYNOLDS
Boone Powell Jr. Director of Abbott Laboratories	W. Ann Reynolds Director of Abbott Laboratories
/s/ ROY S. ROBERTS	/s/ WILLIAM D. SMITHBURG
Roy S. Roberts Director of Abbott Laboratories	William D. Smithburg Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/Charges to Income(a)	Amounts Charged Off Net of Recoveries		Balance at End of Year
2006	$203,683	$30,365	$(18,605)		$215,443
2005	231,704	59,498	(87,519)		203,683
2004	259,514	66,619	(94,429	)(b)	231,704

(a)           Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

(b)          2004 amounts charged off, net of recoveries, includes $18,189 allowance transferred to Hospira, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the “Company”) as of December 31, 2006, 2005 and 2004, and for each of the years then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 15, 2007, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, in 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
February 15, 2007

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2006	$57,447	$159,360	$(162,666)	$54,141
2005	44,853	145,684	(133,090)	57,447
2004	37,824	130,497	(123,468)	44,853

(a)           Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
TAP Pharmaceutical Products Inc.:

We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries (TAP) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 1, 2007 and February 16, 2007, as to Note 10; such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of TAP listed in Item 15. This consolidated financial statement schedule is the responsibility of TAP’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
February 1, 2007

EXHIBIT INDEX

ABBOTT LABORATORIES

ANNUAL REPORT

FORM 10-K 2006

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed under the Securities Exchange Act of 1934.”

10-K Exhibit Table Item No.
3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.
3.2	*Corporate By-Laws, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report dated March 16, 2006 on Form 8-K.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.
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

4.5	*Resolution of Abbott’s Board of Directors filed as Exhibit 4.5 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.6

*Actions of the Authorized Officers with respect to Abbott’s Medium-Term Notes, Series A filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.

4.7	*Form of $200,000,000 6.0% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.8	*Actions of Authorized Officers with respect to Abbott’s 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.9	*Officers’ Certificate and Company Order with respect to Abbott’s 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.10	*Form of $200,000,000 5.40% Note issued pursuant to Indenture filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.

4.11	*Actions of Authorized Officers with respect to Abbott’s 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.12	*Officers’ Certificate and Company Order with respect to Abbott’s 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.13	*Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A. filed as Exhibit 4.1 to Registration Statement 333-55446.
4.14	*Form of 3.5% Note issued pursuant to the Indenture filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.15	*Actions of Authorized Officers with Respect to Abbott’s 3.5% Notes filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.16	*Officers’ Certificate and Company Order with respect to Abbott’s 3.5% Notes filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.17	*Form of 3.75% Note issued pursuant to the Indenture. Notes filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.18	*Form of 4.35% Note issued pursuant to the Indenture. Notes filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.19	*Actions of Authorized Officers with respect to Abbott’s 3.75% Notes and 4.35% Notes. Filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.20	*Officers’ Certificate and Company Order with respect to Abbott’s 3.75% Notes and 4.35% Notes. Filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.21	*Form of 5.375% Note issued pursuant to the Indenture. Notes filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.22	*Form of 5.600% Note issued pursuant to the Indenture. Notes filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.23	*Form of 5.875% Note issued pursuant to the Indenture. Notes filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.24

*Actions of the Authorized Officers with respect to Abbott’s 5.375% Notes, 5.600% Notes and 5.875% Notes. Filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.

4.25	Officers’ Certificate and Company Order with respect to Abbott’s 5.375% Notes, 5.600% Notes and 5.875% Notes.
4.26

*Supplemental Indenture dated as of February 27, 2006, between Abbott Laboratories and J.P. Morgan Trust Company, National Association (as successor in interest to Bank One Trust Company, N.A.) filed as Exhibit 4.2 to the Registration Statement 333-132104.

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.

10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories 401(k) Supplemental Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**
10.3	*Abbott Laboratories Supplemental Pension Plan, as amended, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**
10.4	*The 1986 Abbott Laboratories Management Incentive Plan, as amended, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.5	*Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 17, 2006.**
10.6	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated effective as of April 27, 2007.**
10.7	*The Abbott Laboratories 1996 Incentive Stock Program, as amended, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
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
10.19

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.20

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.21

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.22

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.23

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.24

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.25

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.26

*Form of Agreement Between Abbott Laboratories and W. G. Dempsey and H. Liepmann regarding Change in Control filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**

10.27	Base Salary of Named Executive Officers.**

10.28	*Transaction Agreement between Boston Scientific Corporation and Abbott Laboratories, dated as of January 8, 2006, filed as Exhibit 10.28 to the 2005 Abbott Laboratories Annual Report on Form 10-K.
10.29

*Amendment No. 1 to Transaction Agreement dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.29 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.30

*Amendment No. 2 to Transaction Agreement dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.30 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.31

*Amendment No. 3 to Transaction Agreement dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 2006.

10.32

*Amendment No. 4 to Transaction Agreement dated as of April 5, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 2006.

10.33

*Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.

10.34

*Amendment to Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.

10.35	*Promissory Note, dated April 21, 2006, from BSC International Holding Ltd., filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.
10.36

*Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.

10.37

*Amendment to Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.

10.38

*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, R.A. Gonzalez, and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.**.

10.39

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.1 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.40

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.2 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.41

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.3 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.42

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.4 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.43

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.5 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.44

*Stock Purchase Agreement, dated November 5, 2006, among Abbott Laboratories, Michael Jaharis, Kathryn Jaharis, Steven Jaharis, Daniel Bell and Steven K. Aronoff, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K filed on November 9, 2006.

10.45

*Shareholders Agreement, dated as of November 5, 2006, among Abbott Laboratories, Michael Jaharis, Mary Jaharis, Kathryn Jaharis, Steven Jaharis, Wilson Point Holdings, LP, Kos Investments, Inc., Cubs Management, LLC, Kos Holdings, Inc., Jaharis Holdings, LLC, Steven Jaharis Generational Trust, 2002 Mary Jaharis Grantor Retained Annuity Trust 2, Michael and Mary Jaharis Alaska Community Property Trust, Kathryn Jaharis and Richard Ledes Joint Account, the Jaharis Family Foundation, Inc. and Michael Steven Jaharis Trust 1, filed as Exhibit 99.2 to the Abbott Laboratories Current Report on Form 8-K filed on November 9, 2006.

10.46

*Agreement and Plan of Merger, dated as of November 5, 2006, among Abbott Laboratories, Parthenon Acquisition Corp. f/k/a S&G Nutritionals, Inc. and Kos Pharmaceuticals, Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report dated November 9, 2006 on Form 8-K.

10.47

*Assignment, Assumption and Amendment Agreement, dated as of November 13, 2006, among Abbott Laboratories, Parthenon Acquisition Corp. f/k/a S&G Nutritionals, Inc., and Kos Pharmaceuticals, Inc., filed as Exhibit 99(d)(2) to the Abbott Laboratories Schedule TO dated November 14, 2006 on Form SC TO.

10.48	Transaction Agreement, dated as of January 18, 2007, by and between Abbott Laboratories and General Electric Company.***
10.49

Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007.**

10.50

Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007.**

10.51

Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007.**

10.52	Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The 2007 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 19, 2007.

*                    Incorporated herein by reference. Commission file number 1-2189.

**             Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

***      The schedules and exhibits hereto have been omitted. Abbott hereby undertakes to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Corporate Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.