Form 10-Q
period 2007-03-31
ABBOTT LABORATORIES
filed 2007-05-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007, Abbott Laboratories had 1,540,359,678 common shares without par value outstanding.

PART I. FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2007	2006
Net Sales	$5,290,284	$4,580,465

Cost of products sold	2,176,695	1,759,583
Research and development	578,374	438,579
Selling, general and administrative	1,657,030	1,339,542
Total Operating Cost and Expenses	4,412,099	3,537,704

Operating Earnings	878,185	1,042,761

Interest expense	147,385	72,789
Interest (income)	(22,895)	(37,841)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(146,632)	(101,311)
Net foreign exchange loss (gain)	4,875	(610)
Other (income) expense, net	124,461	(3,635)
Earnings from Continuing Operations Before Taxes	770,991	1,113,369
Taxes on Earnings from Continuing Operations	129,542	264,809
Earnings from Continuing Operations	641,449	848,560
Earnings from Discontinued Operations, net of taxes	56,088	16,323
Net Earnings	$697,537	$864,883

Basic Earnings Per Common Share —
Continuing Operations	$0.41	$0.56
Discontinued Operations	0.04	0.01
Net Earnings	$0.45	$0.57

Diluted Earnings Per Common Share —
Continuing Operations	$0.41	$0.55
Discontinued Operations	0.04	0.01
Net Earnings	$0.45	$0.56

Cash Dividends Declared Per Common Share	$0.325	$0.295

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,540,315	1,529,862
Dilutive Common Stock Options and Awards	17,919	7,833

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,558,234	1,537,695

Outstanding Common Stock Options Having No Dilutive Effect	20,928	86,456

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2007	2006
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$697,537	$864,883
Less: Earnings from discontinued operations, net of taxes	56,088	16,323
Earnings from continuing operations	641,449	848,560
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations -

Depreciation	204,970	194,690
Amortization of intangibles	195,794	118,493
Share-based compensation	153,701	123,322
Trade receivables	161,673	239,727
Inventories	(37,827)	173,946
Other, net	(374,133)	(614,297)
Net Cash From Operating Activities of Continuing Operations	945,627	1,084,441

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of property and equipment	(329,119)	(228,360)
Investment securities transactions	2,927	2,419
Other	769	1,503
Net Cash (Used in) Investing Activities of Continuing Operations	(325,423)	(224,438)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from commercial paper, net	353,000	—
Payment of long-term debt	(260,618)	(425,000)
Other borrowing transactions, net	1,835	59,176
Purchases of common shares	(861,203)	(754,502)
Proceeds from stock options exercised, including income tax benefit	714,136	93,479
Dividends paid	(453,807)	(423,551)
Net Cash (Used in) Financing Activities of Continuing Operations	(506,657)	(1,450,398)

Effect of exchange rate changes on cash and cash equivalents	506	9,018

Discontinued Operations:
Net cash provided by operating activities of discontinued operations	110,660	98,678
Investing activities of discontinued operations	(63,557)	(67,892)
Net cash provided by discontinued operations	47,103	30,786

Net Increase (Decrease) in Cash and Cash Equivalents	161,156	(550,591)
Cash and Cash Equivalents, Beginning of Year	521,192	2,893,687
Cash and Cash Equivalents, End of Period	$682,348	$2,343,096

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2007	December 31 2006
Assets
Current Assets:
Cash and cash equivalents	$682,348	$521,192
Investments	959,531	852,243
Trade receivables, less allowances of $186,427 in 2007 and $215,443 in 2006	3,278,283	4,231,142
Inventories:
Finished products	1,159,146	1,338,349
Work in process	439,269	686,425
Materials	575,610	781,647
Total inventories	2,174,025	2,806,421
Prepaid expenses, deferred income taxes, and other receivables	2,855,530	2,870,885
Assets held for sale	1,554,500	—
Total Current Assets	11,504,217	11,281,883
Investments	993,636	1,229,873
Property and Equipment, at Cost	11,535,486	14,401,939
Less: accumulated depreciation and amortization	5,839,291	7,455,504
Net Property and Equipment	5,696,195	6,946,435
Intangible Assets, net of amortization	5,999,777	6,403,619
Goodwill	9,234,655	9,449,281
Deferred Income Taxes and Other Assets	1,015,563	867,081
Assets Held for Sale	1,842,074	—
	$36,286,117	$36,178,172

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,642,009	$5,305,985
Trade accounts payable	987,514	1,175,590
Salaries, dividends payable, and other accruals	4,580,195	5,112,000
Income taxes payable	336,175	262,344
Current portion of long-term debt	293,463	95,276
Liabilities of operations held for sale	465,750	—
Total Current Liabilities	12,305,106	11,951,195

Post-employment Obligations and Other Long-term Liabilities	2,968,883	3,163,127
Long-term Debt	6,541,169	7,009,664
Liabilities of Operations Held for Sale	151,818	—
Commitments and Contingencies

Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2007: 1,568,039,489; 2006: 1,550,590,438	5,195,018	4,290,929
Common shares held in treasury, at cost - Shares: 2007: 27,679,811; 2006: 13,347,272	(1,029,556)	(195,237)
Earnings employed in the business	9,532,954	9,568,728
Accumulated other comprehensive income (loss)	620,725	389,766
Total Shareholders’ Investment	14,319,141	14,054,186
	$36,286,117	$36,178,172

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made. It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 — Discontinued Operations

On January 18, 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE for $8.13 billion in cash. These businesses were included in the Diagnostic Products segment. The sale is expected to close no later than the third quarter 2007 and is subject to customary closing conditions, including regulatory approvals. The sale of these businesses is estimated to result in an after-tax gain of approximately $3.5 billion. The income and cash flows of the operations to be disposed of have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows. The assets of the operations held for sale and the liabilities to be assumed in the sale have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2007. Prior years’ balance sheets have not been adjusted. Summarized financial information for discontinued operations, including direct transaction costs, is as follows: (dollars in thousands)

	Three Months Ended
	March 31
	2007	2006

Net sales	$655,277	$602,994
Earnings before taxes	69,674	21,648
Taxes on earnings	13,586	5,325
Net earnings	56,088	16,323

Effective on the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, depreciation of property and equipment and amortization of intangible assets was discontinued. Accordingly, the results for the three months ended March 31, 2006, include three months of depreciation and amortization and the results for the three months ended March 31, 2007, include depreciation and amortization through January 17, 2007. The assets of the operations held for sale and the liabilities to be assumed in the sale as of March 31, 2007, consist of the following: (dollars in thousands)

Trade accounts receivable, net	$790,170
Inventories	690,918
Other current assets	73,412
Property and equipment, net	1,353,351
Other long-term assets	488,723
Assets of discontinued operations held for sale	$3,396,574

Accounts payable	$109,465
Accrued liabilities	356,285
Long-term liabilities	151,818
Liabilities of discontinued operations to be assumed in the sale	$617,568

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

Note 3 — Adoption of New Accounting Standards

Effective January 1, 2007, Abbott adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Adoption of these Standards and Interpretation did not have a material impact on Abbott’s financial position.

SFAS No. 157 applies to all fair measurements not otherwise specified in an existing standard, it clarifies how to measure fair value, and it expands fair value disclosures. For Abbott, SFAS No. 157 does not significantly change the valuation of assets versus previous practice. However, for liabilities, SFAS No. 157 requires that a fair value measurement be the amount that a company would pay to transfer a liability to a third party. Under previous practices, liabilities were valued under a number of different methods.

SFAS No. 159 allows companies to measure specific financial assets and liabilities at fair value, such as debt or equity investments. The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007. Abbott applied the fair value option to its investment in Boston Scientific stock under SFAS No. 159 because, unlike its other equity investments, the Boston Scientific stock is not a strategic investment and Abbott is required to dispose of the stock no later than October 2008. Abbott remains subject to a limitation on the amount of shares it may sell in any one month through October 2007 and Abbott will not reacquire the Boston Scientific shares it sells. Accordingly, since realized gains or losses are expected in the near future, the fair value option better represents the near-term expected earnings impact from sales of the stock. Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption of the standard. The pretax and after tax adjustment to Earnings employed in the business upon adoption was $297 million and $189 million, respectively, and the fair value and carrying amount of the investment before and after adoption was $1.0 billion. The pretax and after tax adjustment to Accumulated other comprehensive income was $303 million and $182 million, respectively. The affect of the adoption on deferred income taxes was not significant.

FASB Interpretation No. 48 requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Note 4 — Business Acquisitions

In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals Inc. The valuation of the assets and liabilities related to the acquisition of Kos Pharmaceuticals Inc. is preliminary.

Note 5 — Supplemental Financial Information

Other (income) expense, net for the first quarter of 2007 includes a $149 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock, partially offset by fair value gain adjustments of $24 million to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

Supplemental Cash Flow Information — Other, net in Net cash from operating activities of continuing operations for 2007 and 2006 includes the effects of contributions to the main domestic defined benefit plan of $200 million each period and to the post-employment medical and dental plans of $75 million and $40 million, respectively, and changes in income taxes, primarily income tax payments in 2006.

	March 31	December 31
	2007	2006
	(dollars in thousands)
Current Investments:
Time deposits and certificates of deposit	$79,081	$76,994
Boston Scientific common stock	880,450	775,249
Total	$959,531	$852,243

Long-term Investments:
Boston Scientific common stock	$—	$248,049
Other equity securities	138,851	129,830
Note receivable from Boston Scientific, 4% interest	840,476	837,260
Other	14,309	14,734
Total	$993,636	$1,229,873

Note 6 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48 on January 1, 2007 were approximately $579 million, which if recognized, would decrease taxes on earnings. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2007 totaled approximately $56 million. Abbott does not expect the total amount of unrecognized tax benefits as of March 31, 2007, to change significantly within the next twelve months. Reserves for interest and penalties are not significant. In the U.S., Abbott’s federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

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

There are two patent disputes with third parties who claim Abbott’s products infringe their patents. In the first dispute, which Abbott assumed as part of the Guidant acquisition, reserves equal to the expected resolution have been recorded. In the second dispute, filed in April 2007, Abbott is unable to estimate a range of possible loss, if any, and no reserve has been recorded.

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, except as noted in the second and third paragraphs of this footnote, Abbott estimates the range of possible loss to be from approximately $200 million to $300 million. The recorded reserve balance at March 31, 2007 for these proceedings and exposures was approximately $225 million. These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Note 8 — Post-Employment Benefits
(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans, including cost for discontinued operations, is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2007	2006	2007	2006

Service cost — benefits earned during the period	$60.5	$54.7	$14.8	$13.1
Interest cost on projected benefit obligations	75.6	69.5	24.5	19.5
Expected return on plans’ assets	(102.6)	(93.9)	(6.3)	(3.9)
Net amortization	22.1	20.6	8.5	5.3

Net cost	$55.6	$50.9	$41.5	$34.0

Abbott funds its domestic defined benefit plans according to IRS funding limitations. In the first quarters of 2007 and 2006, $200 was contributed to the main domestic defined benefit plan and $75 and $40, respectively, was contributed to the post-employment medical and dental benefit plans.

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

Note 9 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended
	March 31
	2007	2006
Foreign currency translation gain (loss) adjustments	$15,982	$97,726
Unrealized gains on marketable equity securities	6,962	2,547
Amortization of net actuarial losses and prior service cost and credits	20,178	—
Net adjustments for derivative instruments designated as cash flow hedges	6,002	16,756
Other comprehensive income, net of tax	49,124	117,029
Net Earnings	697,537	864,883
Comprehensive Income	$746,661	$981,912

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments	$(1,811,125)	$(858,901)
Net actuarial losses and prior service cost and credits, net	1,237,390	—
Minimum pension liability adjustments	—	8,931
Cumulative unrealized (gains) on marketable equity securities	(19,522)	(10,994)
Cumulative (gains) on derivative instruments designated as cash flow hedges	(27,468)	(1,563)

Note 10 — Segment Information

(dollars in millions)

Revenue Segments— Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. On January 18, 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE. These businesses were included in the Diagnostic Products segment. The segment information below has been adjusted to reflect the discontinued operations. Abbott’s reportable segments are as follows:

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

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings (Loss)
	2007	2006	2007	2006
Pharmaceutical Products	$3,373	$2,892	$1,166	$1,017
Nutritional Products (a)	1,002	1,142	180	388
Vascular Products (b)	420	83	(22)	(38)
Total Reportable Segments	4,795	4,117	1,324	1,367
Other	495	463
Net Sales	$5,290	$4,580
Corporate functions and benefit plans costs			(96)	(79)
Non-reportable segments			37	31
Net interest expense			(124)	(35)
Income from TAP Pharmaceutical Products Inc. joint venture			147	101
Share-based compensation (c)			(154)	(123)
Other, net (d)			(363)	(149)
Consolidated Earnings from Continuing Operations Before Taxes			$771	$1,113

(a)          The decrease in Nutritional Products segment sales and operating earnings was due to the completion of the U.S. co-promotion of Synagis in 2006.

(b)         The increase in sales in the Vascular Products segment reflects the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.

(c)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(d)         Other, net for the three months ended March 31, 2007, includes net fair market value adjustments of Abbott’s investment in Boston Scientific common stock and the related gain-sharing derivative liability and acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc.

Note 11 — Incentive Stock Programs

In the first quarter of 2007, Abbott granted 17,065,785 stock options, 7,675,718 replacement stock options, 1,461,200 (net of forfeitures of 37,400 shares) restricted stock awards and 525,700 restricted stock units under the programs. At March 31, 2007, approximately 33 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2007 is as follows:

	Outstanding	Exercisable

Number of shares	144,832,812	96,076,822
Weighted average remaining life (years)	6.8	5.5
Weighted average exercise price	$45.84	$44.33
Aggregate intrinsic value (in millions)	$1,444	$1,102

The total unrecognized compensation cost related to all share-based compensation plans at March 31, 2007, amounted to approximately $444 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

Note 12 — Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2007	2006
Net sales	$748.9	$784.6
Cost of sales	180.6	209.4
Income before taxes	461.8	319.1
Net income	293.3	202.6

	March 31	December 31
	2007	2006
Current assets	$1,434.0	$1,181.0
Total assets	1,589.0	1,333.1
Current liabilities	1,153.7	954.5
Total liabilities	1,214.4	1,008.8

Note 13 — Goodwill and Intangible Assets

(dollars in millions)

Foreign currency translation adjustments and other adjustments increased goodwill in the first quarter 2007 and 2006 by approximately $16 and $40, respectively. There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business. The amount of goodwill related to reportable segments at March 31, 2007 was $5,210 for the Pharmaceutical Products segment, $353 for the Nutritional Products segment and $1,968 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology was $9,012 as of March 31, 2007 and $8,988 as of December 31, 2006, and accumulated amortization was $2,794 as of March 31, 2007 and $2,602 as of December 31, 2006. The estimated annual amortization expense for intangible assets is $739 in 2007, $689 in 2008, $692 in 2009, $694 in 2010 and $674 in 2011. Intangible assets are amortized primarily on a straight-line basis over 1 to 25 years (average 11 years).

Note 14 — Restructuring Plans

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. Additional charges of $14 and $7 were subsequently recorded in the first quarter of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	6.4	—
Payments and other adjustments	(33.2)	(36.2)
Accrued balance at March 31	$166.5	$118.6

Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited), continued

Note 15 — Fair Value Measures

(dollars in thousands)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at March 31 2007	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$880,450	$—	$880,450	$—
Marketable available for sale securities	106,176	106,176	—	—
Commodity contracts	3,090	3,090	—	—
Foreign currency forward exchange contracts	28,288	—	28,288	—
	$1,018,004	$109,266	$908,738	$—

Liabilities:
Gain sharing derivative financial instrument liability	$(1,350)	$—	$—	$(1,350)
Interest rate swap derivative financial instruments	(67,782)	—	(67,782)	—
Fair value of hedged long-term debt	(1,432,218)	—	(1,432,218)	—
Foreign currency forward exchange contracts	(26,277)	—	(26,277)	—
	$(1,527,627)	$—	$(1,526,277)	$(1,350)

The following table summarizes the activity for the gain sharing derivative financial instrument liability. The adjustment to record this liability at fair value has been recorded in Other (income) expense, net for the three months ended March 31, 2007.

Balance at December 31, 2006	$(24,800)
Adjustments to record item at fair value	23,450
Balance at March 31, 2007	$(1,350)

For assets and liabilities that are measured using quoted prices in active markets, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31:

(dollars in millions)

	Net Sales to External Customers
	2007	Percent Change (a)	2006	Percent Change (a)	Percent Change Excluding BI Products (b)
Pharmaceutical Products	$3,373	16.6	$2,892	(12.4)	1.5
Nutritional Products	1,002	(12.3)	1,142	14.7	14.7
Vascular Products	420	407.9	83	52.1	52.1
Total Reportable Segments	4,795	16.5	4,117	(5.4)	5.6
Other	495	6.9	463	7.8	7.8
Net Sales	$5,290	15.5	$4,580	(4.2)	5.9

Total U.S.	$2,763	10.3	$2,505	(10.4)	7.0

Total International	$2,527	21.8	$2,075	4.5	4.5

a)                 Percent changes are versus the prior year and are based on unrounded numbers.

b)                The Pharmaceutical Products segment had an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement and effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products, although Abbott recorded a small amount of co-promotion revenue in the first quarter of 2006.

Worldwide sales growth for the first quarter 2007 reflects the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. The sales growth in 2007 also reflects unit growth and the positive effect of the relatively weaker U.S. dollar. The relatively weaker U.S. dollar increased first quarter 2007 consolidated net sales 2.5 percent, increased Total International sales 5.5 percent and increased Pharmaceutical Products segment sales by 2.8 percent over the first quarter of 2006. The sales growth in 2006, excluding sales of BI products, reflects unit growth and the negative effect of the relatively stronger U.S. dollar. The relatively stronger U.S. dollar decreased first quarter 2006 consolidated net sales 2.4 percent; decreased Total International sales 5.8 percent and decreased Pharmaceutical Products segment sales by 2.8 percent compared to the first quarter of 2005. The sales growth in 2007 for the Nutritional Products segment was unfavorably impacted by the completion of the U.S. co-promotion of Synagis in 2006.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows:

(dollars in millions)

	Three Months Ended March 31
		Percent		Percent
	2007	Change (a)	2006	Change (a)
Pharmaceutical Products —
U.S. Specialty	$862	22.4	$704	20.9
U.S. Primary Care	778	38.7	561	(6.8)
International Pharmaceuticals	1,515	19.4	1,269	0.5

Nutritional Products —
U.S. Pediatric Nutritionals	292	7.1	272	(1.9)
International Pediatric Nutritionals	235	17.9	200	30.9
U.S. Adult Nutritionals	261	2.8	254	1.1
International Adult Nutritionals	201	8.6	185	8.4

a)                 Percent changes are versus the prior year and are based on unrounded numbers.

Increased sales of HUMIRA and Depakote accounted for the majority of the sales increase for U.S. Specialty products in both 2007 and 2006. U.S. Primary Care sales were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006. U.S. Primary Care sales were also favorably impacted by increased sales of TriCor in both periods and were unfavorably impacted by decreased sales of Biaxin in both periods. Sales of Biaxin were $7 million, $51 million and $114 million for the three months ended March 31, 2007, 2006 and 2005, respectively, impacted by generic competition in 2007 and 2006. Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in 2007 and 2006. International sales of HUMIRA were $282 million, $174 million and $118 million for the three months ended March 31, 2007, 2006 and 2005, respectively. Decreased sales of clarithromycin unfavorably impacted International Pharmaceutical sales in 2006. The decrease in sales of U.S. Pediatric Nutritional sales in 2006 was due to overall infant nutritionals non-WIC category decline and competitive share loss. International Pediatric Nutritionals sales increases in 2007 and 2006 were due primarily to volume growth in developing countries.

The gross profit margin was 58.9 percent for the first quarter 2007, compared to 61.6 percent for the first quarter 2006. The decrease in the gross profit margin in 2007 was due, in part, to the effect of the unfavorable impact in 2007 from the completion of the U.S. co-promotion of Synagis in 2006 and lower U.S. Biaxin sales in 2007. Increased amortization of intangible assets acquired in 2006 also had an unfavorable impact on the gross profit margin in 2007.

Research and development expenses increased 31.9 percent in the first quarter 2007 over the first quarter 2006. This increase reflects the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. The increase also reflects increased spending to support pipeline programs, including follow-on indications for HUMIRA, and ABT-335, ABT-874, controlled-release Vicodin and Xience V. The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2007 increased 23.7 percent over the first quarter 2006. This increase reflects the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. The increase also reflects increased selling and marketing support for new and existing products, including continued spending for HUMIRA, as well as spending on other marketed pharmaceutical products.

FINANCIAL REVIEW

(continued)

Discontinued Operations

On January 18, 2007, Abbott announced that it had agreed to sell its core laboratory diagnostics business, including Abbott Point of Care, to GE for $8.13 billion in cash. These businesses were included in the Diagnostic Products segment. The sale is expected to close no later than the third quarter 2007 and is subject to customary closing conditions, including regulatory approvals. The sale of these businesses is estimated to result in an after-tax gain of approximately $3.5 billion. The income and cash flows of the operations to be disposed of have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings and Statement of Cash Flows. The assets of the operations held for sale and the liabilities to be assumed in the sale have been classified as held for sale in the Condensed Consolidated Balance Sheet as of March 31, 2007. Prior years’ balance sheets have not been adjusted. Summarized financial information for discontinued operations, including direct transaction costs, is as follows: (dollars in thousands)

	Three Months Ended
	March 31
	2007	2006
Net sales	$655,277	$602,994
Earnings before taxes	69,674	21,648
Taxes on earnings	13,586	5,325
Net earnings	56,088	16,323

Effective on the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, depreciation of property and equipment and amortization of intangible assets was discontinued. Accordingly, the results for the three months ended March 31, 2006, include three months of depreciation and amortization and the results for the three months ended March 31, 2007, include depreciation and amortization through January 17, 2007. The amount of depreciation and amortization not recorded was approximately $38 million. The net assets of the operations held for sale and the net liabilities to be assumed in the sale consist of the following: (dollars in thousands)

Trade accounts receivable, net	$790,170
Inventories	690,918
Other current assets	73,412
Property and equipment, net	1,353,351
Other long-term assets	488,723
Assets of discontinued operations held for sale	$3,396,574

Accounts payable	$109,465
Accrued liabilities	356,285
Long-term liabilities	151,818
Liabilities of discontinued operations to be assumed in the sale	617,568

Restructurings

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. Additional charges of $14 and $7 were subsequently recorded in the first quarter of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	6.4	—
Payments and other adjustments	(33.2)	(36.2)
Accrued balance at March 31	$166.5	$118.6

FINANCIAL REVIEW

(continued)

Interest Expense

Interest expense increased in the first quarter 2007 due primarily to higher borrowings as a result of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott’s investment in the Boston Scientific common stock and note receivable.

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture is higher in 2007 compared to 2006 due primarily to a favorable outcome in a patent dispute recorded by TAP Pharmaceutical Products Inc. in the first quarter of 2007.

Other (Income) Expense, net

Other (income) expense, net for the first quarter of 2007 includes a $149 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock, partially offset by fair value gain adjustments of $24 million to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Effective January 1, 2007, Abbott adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Adoption of these Standards did not have a material impact on Abbott’s financial position. However, adoption of SFAS No.159 and SFAS No. 157 resulted in a decrease to Earnings employed in the business of approximately $189 million, substantially offset by an increase to Accumulated other comprehensive income of approximately $182 million as of January 1, 2007.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at March 31, 2007 Compared with December 31, 2006

Net cash from operating activities of continuing operations for the first three months 2007 totaled approximately $946 million. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The net proceeds from the sale of the core laboratory diagnostics business to GE are expected to be used to pay down debt.

At March 31, 2007 and December 31, 2006 current liabilities exceeded current assets by approximately $801 million and $669 million, respectively, as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals Inc. in December 2006.

At March 31, 2007, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service. Abbott has readily available financial resources, including unused lines of credit of $7.0 billion, including a $4.0 billion short-term facility, that support commercial paper borrowing arrangements. Subsequent to the announced potential acquisition of Kos Pharmaceuticals Inc., Standard and Poor’s affirmed its current debt ratings for Abbott and maintained its current “stable” outlook and Moody’s Investors Service affirmed its current debt ratings for Abbott and affirmed its current “negative” outlook.

FINANCIAL REVIEW

(continued)

In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in 2006. During the first three months of 2007, Abbott purchased approximately 15.4 million of its common shares at a cost of approximately $827 million. In the first three months of 2006, Abbott purchased approximately 17.3 million of its common shares under a prior authorization at a cost of approximately $755 million.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott may offer and sell from time to time debt securities in one or more offerings through February 2009.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors on Form 10-K for the year ended December 31, 2006.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors to the Annual Report on Form 10-K for the year ended December 31, 2006.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2007, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2007, except as otherwise indicated) those described below.

In its 2006 Form 10-K, Abbott reported that six cases were pending related to Abbott’s patents for sevoflurane (an anesthesia product Abbott sells under the trademarks Ultane® and Sevorane®).  In the previously reported case filed by Baxter and Baxter Healthcare Ltd. and pending in the United Kingdom, High Court of Justice, a trial was held and the court ruled that Abbott’s British patent was invalid and not infringed.  The litigation related to sevoflurane is no longer material to Abbott.

In its 2006 Form 10-K, Abbott reported that it is involved in litigation pending in the United States District Court for the Northern District of Illinois related to Abbott’s patents for clarithromycin extended release (a drug Abbott sells under the trademark Biaxin®XL).  In April 2007, the United States District Court for the Northern District of Illinois granted Abbott’s motion for a preliminary injunction against Sandoz.  The litigation related to clarithromycin is no longer material to Abbott.

In its 2006 Form 10-K, Abbott reported that one case, Lupin, is pending in which Abbott seeks to enforce a patent covering cefdinir (a drug that Abbott sells in the United States under the trademark Omnicef®).  In March 2007, Abbott filed a complaint in the U.S. District Court for the Northern District of Illinois against Sandoz, Inc., Sandoz GmbH, Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries, Ltd., Ranbaxy Inc., and Ranbaxy Laboratories, Ltd. alleging infringement of one of Abbott’s cefdinir patents (the same patent that is the subject of the Lupin litigation).  In April 2007, Abbott amended its complaint to assert allegations of infringement of another cefdinir patent (covering the cefdinir compound) against Sandoz and Teva and infringement of both cefdinir patents against Par Pharmaceuticals Companies, Inc. and Par Pharmaceutical.  Abbott’s motion for a temporary restraining order against Sandoz was denied.  Abbott’s motion for a preliminary injunction against Sandoz and Teva was denied.

On April 16, 2007, New York University (NYU) and Centocor, Inc., filed a lawsuit in the Eastern District of Texas asserting that Humira infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  The complaint asserts that Abbott has willfully infringed the patent and seeks damages, including treble damages.  The complaint does not seek injunctive relief.

In its 2006 Form 10-K, Abbott reported that a number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors.  The federal court cases have been consolidated in the U.S. District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price

Litigation, MDL 1456.  The following previously reported cases have now been remanded to state court:  State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin, and State of Alaska, filed in October 2006 in Superior Court for the State of Alaska.  In addition, in January 2007, the State of Idaho, which was previously reported to have been investigating Abbott, filed suit against Abbott in the Fourth Judicial District of Idaho, County of Ada.  This case was removed to the Federal District Court of Idaho and Abbott is seeking transfer to MDL 1456.  While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

In its 2006 Form 10-K, Abbott reported that it is a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma.  Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. One suit by a third party payor alleges antitrust pricing violations and overpricing of the drug.  As of March 31, 2007, there are a total of 104 lawsuits pending in which Abbott is a party.   One case is pending in federal court and 103 cases are pending in state court.  98 cases are brought by individual plaintiffs, and 6 cases are brought as purported class action lawsuits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.

In its 2006 Form 10-K, Abbott reported that it is a defendant in a class action lawsuit pending in the United States District Court for the Northern District of Illinois under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc.  In April 2007, the court granted plaintiffs’ motion for class certification of the breach of fiduciary duty claim.

In its 2006 Form 10-K, Abbott reported that a case is pending in the U.S. District Court for Delaware against Medtronic alleging that certain models of Medtronic’s stents infringe four of Abbott’s Lau patents.  As previously disclosed, a jury found that Abbott’s Lau patents were valid and infringed by all of the Medtronic stents in question.  During the quarter, the court denied Medtronic’s post-trial motions asking the court to enter a judgment in Medtronic’s favor and/or for a new trial.  The court also denied Medtronic’s motion to invalidate the patents based on inequitable conduct.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)             Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 — January 31, 2007	2,872,256[1]	$37.933	0	$2,500,000,000[2]
February 1, 2007 — February 28, 2007	5,573,836[1]	$48.943	3,600,000	$2,303,919,880[2]
March 1, 2007 — March 31, 2007	14,221,871[1]	$51.236	11,785,000	$1,673,045,380[2]
Total	22,667,963	$48.987	15,385,000	$1,673,045,380[2]

1.                       These shares include:

(i)                     the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 2,862,256 in January, 1,963,836 in February, and 2,426,871 in March; and

(ii)                  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 10,000 in January, 10,000 in February, and 10,000 in March.

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

Date:  May 7, 2007

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