Form 10-Q
period 2007-06-30
ABBOTT LABORATORIES
filed 2007-08-03
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, Abbott Laboratories had 1,545,452,757 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net Sales	$6,370,620	$5,501,124	$12,316,181	$10,684,583

Cost of products sold	2,804,326	2,388,613	5,396,337	4,558,317
Research and development	583,474	556,337	1,202,530	1,041,479
Acquired in-process and collaborations research and development	—	493,000	—	493,000
Selling, general and administrative	1,796,456	1,520,397	3,583,325	2,984,812
Total Operating Cost and Expenses	5,184,256	4,958,347	10,182,192	9,077,608

Operating Earnings	1,186,364	542,777	2,133,989	1,606,975

Interest expense	153,349	110,663	300,891	183,634
Interest (income)	(28,533)	(28,980)	(51,870)	(67,432)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(115,726)	(134,503)	(262,358)	(235,814)
Net foreign exchange loss	6,248	8,017	11,099	7,407
Other (income) expense, net	(81,612)	(69,556)	42,924	(72,973)
Earnings Before Taxes	1,252,638	657,136	2,093,303	1,792,153
Taxes on Earnings	263,894	44,892	407,022	315,026
Net Earnings	$988,744	$612,244	$1,686,281	$1,477,127

Basic Earnings Per Common Share	$0.64	$0.40	$1.09	$0.97

Diluted Earnings Per Common Share	$0.63	$0.40	$1.08	$0.96

Cash Dividends Declared Per Common Share	$0.325	$0.295	$0.65	$0.59

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,541,717	1,524,589	1,541,339	1,527,681
Dilutive Common Stock Options	18,950	7,048	18,435	7,441

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,560,667	1,531,637	1,559,774	1,535,122

Outstanding Common Stock Options Having No Dilutive Effect	4,639	96,071	4,639	86,456

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2007	2006
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,686,281	$1,477,127
Adjustments to reconcile earnings to net cash from operating activities —

Depreciation	463,724	494,862
Amortization of intangibles	404,201	271,341
Share-based compensation	250,198	210,957
Acquired in-process research and development	—	452,000
Trade receivables	38,724	311,014
Inventories	1,001	189,214
Other, net	(248,387)	(717,858)
Net Cash From Operating Activities	2,595,742	2,688,657

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses	—	(4,321,016)
Sales of (investment in) Boston Scientific common stock; and (investment in) note receivable and derivative financial instruments	302,015	(2,095,780)
Acquisitions of property and equipment	(839,850)	(671,358)
Other	(11,804)	(24,332)
Net Cash (Used in) Investing Activities	(549,639)	(7,112,486)

Cash Flow From (Used in) Financing Activities:
Net proceeds from issuance of short-term debt and other	212,721	167,373
Proceeds from issuance of long-term debt	—	4,000,000
(Repayments) of long-term debt	(347,704)	(501,189)
Purchases of common shares	(863,470)	(754,502)
Proceeds from stock options exercised, including tax benefit	914,134	155,946
Dividends paid	(954,559)	(873,616)
Net Cash (Used in) From Financing Activities	(1,038,878)	2,194,012

Effect of exchange rate changes on cash and cash equivalents	10,514	59,880

Net cash provided by operating activities of discontinued operations of Hospira, Inc.	—	67,152

Net Increase (Decrease) in Cash and Cash Equivalents	1,017,739	(2,102,785)
Cash and Cash Equivalents, Beginning of Year	521,192	2,893,687
Cash and Cash Equivalents, End of Period	$1,538,931	$790,902

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30	December 31
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,538,931	$521,192
Investments, including $626,525 of investments measured at fair value at June 30, 2007	698,143	852,243
Trade receivables, less allowances of $192,912 in 2007 and $215,443 in 2006	3,395,031	4,231,142
Inventories:
Finished products	1,347,161	1,338,349
Work in process	284,347	686,425
Materials	514,552	781,647
Total inventories	2,146,060	2,806,421
Prepaid expenses, deferred income taxes, and other receivables	2,930,381	2,870,885
Assets held for sale	1,630,363	—
Total Current Assets	12,338,909	11,281,883
Investments	1,005,232	1,229,873
Property and Equipment, at Cost	11,754,396	14,401,939
Less: accumulated depreciation and amortization	5,929,789	7,455,504
Net Property and Equipment	5,824,607	6,946,435
Intangible Assets, net of amortization	5,814,378	6,403,619
Goodwill	9,347,839	9,449,281
Deferred Income Taxes and Other Assets	967,787	867,081
Assets Held for Sale	1,854,470	—
	$37,153,222	$36,178,172
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,470,180	$5,305,985
Trade accounts payable	1,061,499	1,175,590
Salaries, dividends payable, and other accruals	4,494,364	5,112,000
Income taxes payable	276,945	262,344
Current portion of long-term debt	250,662	95,276
Liabilities of operations held for sale	456,567	—
Total Current Liabilities	12,010,217	11,951,195

Post-employment Obligations and Other Long-term Liabilities	3,051,298	3,163,127
Long-term Debt	6,606,005	7,009,664
Liabilities of Operations Held for Sale	151,549	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount - Shares: 2007: 1,573,032,674; 2006: 1,550,590,438	5,546,647	4,290,929
Common shares held in treasury, at cost - Shares: 2007: 27,579,917; 2006: 13,347,272	(1,029,015)	(195,237)
Earnings employed in the business	9,949,525	9,568,728
Accumulated other comprehensive income (loss)	866,996	389,766
Total Shareholders’ Investment	15,334,153	14,054,186
	$37,153,222	$36,178,172

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Notes to Condensed Consolidated Financial Statements

June 30, 2007

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

Note 2 — Assets and Liabilities Classified as Held for Sale

On July 11, 2007, Abbott announced that Abbott and GE mutually agreed to terminate the previously announced contract to sell Abbott’s core laboratory diagnostics business, including Abbott Point of Care, to GE.  The assets of the operations held for sale and the liabilities to be assumed in the intended sale have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2007.  These assets and liabilities will no longer be classified as held for sale beginning in the third quarter of 2007.  Prior years’ balance sheets have not been adjusted.

Effective on the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, depreciation of property and equipment and amortization of intangible assets was discontinued.  Accordingly, the consolidated results of operations for the six months ended June 30, 2006, include six months of depreciation and amortization and the consolidated results of operations for the six months ended June 30, 2007, include depreciation and amortization through January 17, 2007.   The amount of depreciation and amortization that was discontinued amounted to approximately $99 million for the six months ended June 30, 2007.  This depreciation and amortization will be recorded in the third quarter of 2007 as these operations will no longer be classified as held for sale.

The assets and liabilities classified as held for sale as of June 30, 2007, consist of the following:

(dollars in thousands)

Trade accounts receivable, net	$842,619
Inventories	714,063
Other current assets	73,681
Property and equipment, net	1,368,555
Other long-term assets	485,915
Assets classified as held for sale	$3,484,833

Accounts payable	$105,179
Accrued liabilities	351,388
Long-term liabilities	151,549
Liabilities classified as held for sale	$608,116

Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

SFAS No. 157 applies to all fair measurements not otherwise specified in an existing standard, it clarifies how to measure fair value, and it expands fair value disclosures.  For Abbott, SFAS No. 157 does not significantly change the valuation of assets versus previous practice.  However, for liabilities, SFAS No. 157 requires that a fair value measurement be the amount that a company would pay to transfer a liability to a third party.  Under previous practice, liabilities were valued under a number of different methods.

SFAS No. 159 allows companies to measure specific financial assets and liabilities at fair value, such as debt or equity investments.   The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007.  Abbott applied the fair value option to its investment in Boston Scientific stock under SFAS No. 159 because, unlike its other equity investments, the Boston Scientific stock is not a strategic investment and Abbott is required to dispose of the stock no later than October 2008.  Abbott remains subject to a limitation on the amount of shares it may sell in any one month through October 2007 and Abbott will not reacquire the Boston Scientific shares it sells.  Accordingly, since at adoption, realized gains or losses were expected in the near future, the fair value option better represented the near-term expected earnings impact from sales of the stock.   Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption of the standard.  The pretax and after tax adjustment to Earnings employed in the business upon adoption was $297 million and $189 million, respectively, and the fair value and carrying amount of the investment before and after adoption was $1.0 billion.  The pretax and after tax adjustment to Accumulated other comprehensive income was $303 million and $182 million, respectively.   The effect of the adoption on deferred income taxes was not significant.

FASB Interpretation No. 48 requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Note 4 — Business Combinations and Related Transactions

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan.  Each $250 million payment will result in additional consideration for the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.  The allocation of the purchase price as of June 30, 2006 resulted in a charge of $452 million in the second quarter of 2006 for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.8 billion and tangible net assets of $620 million.

A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents.  The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of June 30, 2007, the research efforts were primarily on schedule.  The estimated projected costs to complete totaled approximately $520 million as of June 30, 2007, with anticipated product launch dates from 2008 through 2013.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence within one to two years after product launch.

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific.  The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date.  In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares.  In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset.  The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million.

In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals Inc.  The valuation of certain tangible assets and liabilities related to the acquisition of Kos Pharmaceuticals Inc. is preliminary.

A charge of approximately $1.3 billion for acquired in-process research and development was recorded relating to the Kos Pharmaceuticals Inc. acquisition, which related primarily to cholesterol treatment drugs.  The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of June 30, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule.  The estimated projected costs to complete the projects totaled approximately $71 million as of June 30, 2007 with anticipated product launches in 2008.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence with the launches of the products.

Note 5 — Supplemental Financial Information

Other (income) expense, net for the second quarter of 2007 includes a $48 million fair market value gain adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the first six months of 2007 includes a $101 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the second quarter and first six months of 2006 includes fair value gain adjustments of $75 million to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Investments at June 30, 2007 and December 31, 2006 consist of the following:

(dollars in thousands)

	June 30	December 31
	2007	2006
Current Investments:
Time deposits and certificates of deposit	$71,618	$76,994
Boston Scientific common stock	626,525	775,249
Total	$698,143	$852,243

Long-term Investments:
Boston Scientific common stock	$—	$248,049
Other equity securities	143,596	129,830
Note receivable from Boston Scientific, 4% interest	843,693	837,260
Other	17,943	14,734
Total	$1,005,232	$1,229,873

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

Note 6 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rate for the six months ended June 30, 2006 includes the effect of discrete tax events that occurred in the second quarter of 2006.  For the six months ended June 30, 2006, 6.2 percentage points of tax benefit was attributed to discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48 on January 1, 2007 were approximately $579 million, which if recognized, would decrease taxes on earnings.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2007 totaled approximately $143 million.  Abbott does not expect the total amount of unrecognized tax benefits as of June 30, 2007, to change significantly within the next twelve months.  Reserves for interest and penalties are not significant.  In the U.S., Abbott’s federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted in the second and third paragraphs of this footnote, Abbott estimates the range of possible loss to be from approximately $160 million to $290 million.  The recorded reserve balance at June 30, 2007 for these proceedings and exposures was approximately $190 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

Note 8 — Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost — benefits earned during the period	$60.5	$54.7	$121.0	$109.4	$14.8	$13.1	$29.6	$26.2
Interest cost on projected benefit obligations	75.6	69.4	151.2	138.9	24.5	19.5	49.0	39.0
Expected return on plans’ assets	(102.6)	(93.8)	(205.2)	(187.7)	(6.3)	(3.9)	(12.6)	(7.8)
Net amortization	22.1	20.6	44.2	41.2	8.5	5.3	17.0	10.6
Net Cost	$55.6	$50.9	$111.2	$101.8	$41.5	$34.0	$83.0	$68.0

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2007 and 2006, $200 was contributed to the main domestic defined benefit plan and $75 and $40, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 9 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Foreign currency translation gain adjustments	$247,388	$637,659	$263,370	$735,385
Unrealized (losses) gain on marketable equity securities, net of income taxes of $(107,700) and $(106,000) for the three months and six months ended June 30, 2006, respectively	(5,684)	(161,519)	1,278	(158,972)
Amortization of net actuarial losses and prior service cost and credits	20,117	—	40,295	—
Net adjustments for derivative financial instruments designated as cash flow hedges	(15,551)	(19,816)	(9,549)	(3,060)
Other comprehensive income, net of tax	246,270	456,324	295,394	573,353
Net Earnings	988,744	612,244	1,686,281	1,477,127
Comprehensive Income	$1,235,014	$1,068,568	$1,981,675	$2,050,480

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(2,058,513)	$(1,496,560)
Net actuarial losses and prior service cost and credits, net			1,217,273	—
Minimum pension liability adjustments			—	8,931
Cumulative unrealized (gains) losses on marketable equity securities			(13,838)	150,525
Cumulative (gains) losses on derivative financial instruments designated as cash flow hedges			(11,918)	18,253

Note 10 — Segment Information

(dollars in millions)

Revenue Segments — Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Abbott’s reportable segments are as follows:

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

Pharmaceutical Products — Worldwide sales of a broad line of pharmaceuticals.  For segment reporting purposes, two pharmaceutical divisions are aggregated and reported as the Pharmaceutical Products segment.

Nutritional Products — Worldwide sales of a broad line of adult and pediatric nutritional products.

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, three diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Vascular Products — Worldwide sales of coronary, endovascular and vessel closure products.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  Effective in the second quarter of 2007, the Diagnostic segment was reorganized.  Prior period segment information has been adjusted to reflect this change.  For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings (Loss)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30		June 30		June 30		June 30
	2007	2006	2007	2006	2007	2006	2007	2006
Pharmaceuticals	$3,532	$3,013	$6,904	$5,907	$1,330	$1,066	$2,493	$2,081
Nutritionals (a)	1,097	1,049	2,099	2,191	229	265	410	652
Diagnostics	799	717	1,509	1,362	68	67	94	91
Vascular (b)	423	259	844	342	(29)	(52)	(52)	(90)
Total Reportable Segments	5,851	5,038	11,356	9,802	1,598	1,346	2,945	2,734
Other (c)	520	463	960	883
Net Sales	$6,371	$5,501	$12,316	$10,685
Corporate functions and benefit plans costs					(137)	(92)	(226)	(170)
Non-reportable segments					114	74	178	132
Net interest expense					(125)	(82)	(249)	(116)
Acquired in-process and collaborations research and development					—	(493)	—	(493)
Income from TAP Pharmaceutical Products Inc. joint venture					116	135	262	236
Share-based compensation (d)					(87)	(65)	(250)	(211)
Other, net (e)					(226)	(166)	(567)	(320)
Consolidated Earnings Before Taxes					$1,253	$657	$2,093	$1,792

(a)          The decrease in Nutritional Products segment sales and operating earnings for the six months ended June 30, 2007 was due to the completion of the U.S. co-promotion of Synagis in 2006.

(b)         The increase in Vascular Product segment sales for the six months ended June 30, 2007, is primarily due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.

(c)          Sales from the diabetes, bulk pharmaceuticals, spine and animal health businesses are included in Other sales.

(d)         Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(e)          Other, net for the three months and six months ended June 30, 2007, includes acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and the reversal of depreciation on property and equipment classified as held for sale that was recorded by the Diagnostics segment.

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

Note 11 — Incentive Stock Programs

In the first six months of 2007, Abbott granted 17,481,056 stock options, 12,594,154 replacement stock options, 1,503,100 (net of forfeitures of 37,400 shares) restricted stock awards and 549,230 restricted stock units under the programs.  At June 30, 2007, approximately 30 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2007 is as follows:

	Outstanding	Exercisable
Number of shares	139,516,514	87,598,982
Weighted average remaining life (years)	6.8	5.4
Weighted average exercise price	$46.46	$44.46
Aggregate intrinsic value (in millions)	$1,015	$798

The total unrecognized compensation cost related to all share-based compensation plans at June 30, 2007, amounted to approximately $364 million which is expected to be recognized over the next three years.

Note 12 — Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$767.0	$882.3	$1,515.8	$1,667.0
Cost of sales	187.7	203.8	368.3	413.2
Income before taxes	364.5	423.6	826.3	742.7
Net earnings	231.5	269.0	524.7	471.6

	June 30	December 31
	2007	2006
Current assets	$1,267.2	$1,181.0
Total assets	1,421.2	1,333.1
Current liabilities	992.2	954.5
Total liabilities	1,054.8	1,008.8

Note 13 — Goodwill and Intangible Assets

(dollars in millions)

Foreign currency translation adjustments and other adjustments increased goodwill in the first six months of 2007 and 2006 by approximately $129 and $394, respectively.  Abbott recorded total goodwill of approximately $2,011 related to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.  The amount of goodwill related to reportable segments at June 30, 2007 was $5,334 for the Pharmaceutical Products segment, $353 for the Nutritional Products segment, $322 for the Diagnostics Products segment and $1,958 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology was $9,022 as of June 30, 2007 and $8,988 as of December 31, 2006, and accumulated amortization was $2,991 as of June 30, 2007 and $2,602 as of December 31, 2006.  The estimated annual amortization expense for intangible assets is $764 in 2007, $688 in 2008, $691 in 2009, $692 in 2010 and $672 in 2011.  Intangible assets are amortized primarily on a straight-line basis over 1 to 25 years (average 11 years).

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

Note 14 — Restructuring Plans

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $67 and $22 were subsequently recorded in the first six months of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	58.8	—
Payments and other adjustments	(63.5)	(52.4)
Accrued balance at June 30	$188.6	$102.4

Note 15 — Fair Value Measures

(dollars in thousands)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at June 30 2007	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$626,525	$—	$626,525	$—
Marketable available for sale securities	110,921	110,921	—	—
Commodity contracts	3,650	3,650	—	—
Foreign currency forward exchange contracts	15,448	—	15,448	—
	$756,544	$114,571	$641,973	$—
Liabilities:
Gain sharing derivative financial instrument liability	$900	$—	$—	$900
Interest rate swap derivative financial instruments	93,623	—	93,623	—
Fair value of hedged long-term debt	1,406,377	—	1,406,377	—
Foreign currency forward exchange contracts	34,851	—	34,851	—
	$1,535,751	$—	$1,534,851	$900

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited), continued

The following table summarizes the activity for the gain sharing derivative financial instrument liability.  The adjustment to record this liability at fair value has been recorded in Other (income) expense, net for the six months ended June 30, 2007.

Balance at December 31, 2006	$24,800
Adjustments to record item at fair value	(23,900)
Balance at June 30, 2007	$900

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

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30, 2007.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Three Months Ended June 30					Six Months Ended June 30
	2007	Percent Change	2006	Absolute Percent Change	Percent Change Excluding BI Products (a)	2007	Percent Change	2006	Absolute Percent Change	Percent Change Excluding BI Products (a)
Pharmaceutical Products	$3,532	17.2	$3,013	(9.9)	9.3	$6,904	16.9	$5,907	(11.1)	5.4
Nutritional Products	1,097	4.6	1,049	10.5	10.5	2,099	(4.2)	2,191	12.7	12.7
Diagnostic Products	799	11.4	717	3.5	3.5	1,509	10.8	1,362	2.2	2.2
Vascular Products	423	63.3	259	323.0	323.0	844	146.6	342	195.7	195.7
Total Reportable Segments	5,851	16.1	5,038	(0.1)	13.0	11,356	15.9	9,802	(2.4)	9.0
Other	520	12.2	463	(3.2)	(3.2)	960	8.8	883	1.7	1.7
Net Sales	$6,371	15.8	$5,501	(0.4)	11.4	$12,316	15.3	$10,685	(2.0)	8.3

Total U.S	$3,225	17.7	$2,739	(9.2)	12.6	$6,158	13.8	$5,414	(9.5)	9.6

Total International	$3,146	13.9	$2,762	10.1	10.1	$6,158	16.8	$5,271	7.0	7.0

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

Worldwide sales for the second quarter and six months 2007 compared to 2006 reflects the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. The sales growth in 2007 also reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased second quarter 2007 consolidated net sales by 2.7 percent, Total International sales by 5.3 percent, Pharmaceutical Products segment sales by 2.7 percent and Diagnostic Products segment sales by 3.8 percent over the second quarter of 2006.  The relatively weaker U.S. dollar also increased the first six months 2007 consolidated net sales by 2.7 percent, Total International sales by 5.4 percent, Pharmaceutical Products segment sales by 2.7 percent and Diagnostic Products segment sales by 3.9 percent over the first six months of 2006.  The sales growth for the second quarter and six months 2006 compared to 2005, excluding sales of BI products, reflects the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006. The sales growth in 2006 also reflects unit growth, partially offset by the negative effect of the relatively stronger U.S. dollar.  The relatively stronger U.S. dollar decreased second quarter 2006 consolidated net sales by 0.9 percent, Total International sales by 2.0 percent, Pharmaceutical Products segment sales by 0.9 percent and  Diagnostic Products segment sales by 1.9 percent over the second quarter of 2005. The relatively stronger U.S. dollar also decreased the first six months 2006 consolidated net sales by 1.8 percent, Total International sales by 3.9 percent, Pharmaceutical Products segment sales by 1.9 percent and Diagnostic Products segment sales by 3.2 percent over the first six months of 2005.  Sales growth in 2007 for the Nutritional Products segment was unfavorably impacted by the completion of the U.S. co-promotion of Synagis in 2006.

FINANCIAL REVIEW
(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Six Months Ended June 30
		Percent		Percent
	2007	Change	2006	Change
Pharmaceutical Products —
U.S. Specialty	$1,958	26.1	$1,553	25.4
U.S. Primary Care	1,535	38.9	1,105	(2.5)
International Pharmaceuticals	2,948	12.9	2,612	5.6

Nutritional Products —
U.S. Pediatric Nutritionals	582	6.1	549	(0.7)
International Pediatric Nutritionals	516	18.6	435	32.1
U.S. Adult Nutritionals	544	(0.8)	549	2.8
International Adult Nutritionals	437	12.3	389	9.6

Diagnostics —
Immunochemistry	1,203	10.8	1,086	(0.6)

Increased sales of HUMIRA and Depakote accounted for the majority of the sales increase for U.S. Specialty products in both 2007 and 2006.  U.S. sales of HUMIRA were $696 million, $501 million and $353 million for the six months ended June 30, 2007, 2006 and 2005, respectively.  U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  U.S. Primary Care sales were also favorably impacted by increased sales of TriCor in both periods and were unfavorably impacted by decreased sales of Omnicef in 2007 and Biaxin in 2007 and 2006 due to the introduction of generic competition.  Sales of Omnicef were $203 million and $244 million for the six months ended June 30, 2007 and 2006, respectively, and sales of Biaxin were $12 million, $80 million and $173 million for the six months ended June 30, 2007, 2006 and 2005, respectively.   Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in 2007 and 2006.  International sales of HUMIRA were $611 million, $382 million and $250 million for the six months ended June 30, 2007, 2006 and 2005, respectively.  The relatively weaker U.S. dollar increased International Pharmaceutical sales by 5.6 percent in 2007 and the relatively stronger U.S. dollar decreased International Pharmaceutical sales by 4.5 percent in 2006.  The decrease in sales of U.S. Pediatric Nutritional sales in 2006 was due to overall infant nutritionals non-WIC category decline and competitive share loss.  International Pediatric Nutritionals sales increases in 2007 and 2006 were due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased Immunochemistry sales by 4.2 percent in 2007 and the relatively stronger U.S. dollar decreased Immunochemistry sales by 3.5 percent in 2006.

The gross profit margin was 56.0 percent for the second quarter 2007, compared to 56.6 percent for the second quarter 2006.  First six months 2007 gross profit margin was 56.2 percent, compared to 57.3 percent for the first six months 2006.  The decreases in the gross profit margins in 2007 were due, in part, to the effect of the unfavorable impact in 2007 from the completion of the U.S. co-promotion of Synagis in 2006 as well as generic competition for Omnicef and Biaxin sales in 2007.  Increased amortization of intangible assets acquired in 2006 also had an unfavorable impact on the gross profit margins in 2007.  Suspended depreciation for the operations classified as held for sale favorably impacted the gross profit margins in both periods of 2007.

Research and development expenses increased 4.9 percent in the second quarter 2007 and 15.5 percent for the first six months 2007 over comparable 2006 periods.  These increases reflect the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  These increases also reflect increased spending to support pipeline programs, including follow-on indications for HUMIRA, and ABT-335, ABT-874, controlled-release Vicodin and Xience V.  The majority of research and development expenditures is concentrated on pharmaceutical products.

FINANCIAL REVIEW
(continued)

Selling, general and administrative expenses for the second quarter and first six months 2007 increased 18.2 percent and 20.1 percent, respectively, over the comparable 2006 periods.   These increases reflect the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  The increases also reflect increased selling and marketing support for new and existing products, including continued spending for HUMIRA and the continuing international launch of Xience V, as well as spending on other marketed pharmaceutical products.  In the third quarter of 2007, Abbott terminated a contract that will result in a third quarter non-recurring charge of approximately $94 million, net of income taxes.

Assets and Liabilities Classified as Held for Sale

On July 11, 2007, Abbott announced that Abbott and GE mutually agreed to terminate the previously announced contract to sell Abbott’s core laboratory diagnostics business, including Abbott Point of Care, to GE.  The assets of the operations held for sale and the liabilities to be assumed in the intended sale have been classified as held for sale in the Condensed Consolidated Balance Sheet as of June 30, 2007.  These assets and liabilities will no longer be classified as held for sale beginning in the third quarter of 2007.  Prior years’ balance sheets have not been adjusted.

Effective on the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, depreciation of property and equipment and amortization of intangible assets was discontinued.  Accordingly, the consolidated results of operations for the six months ended June 30, 2006, include six months of depreciation and amortization and the consolidated results of operations for the six months ended June 30, 2007, include depreciation and amortization through January 17, 2007.   The amount of depreciation and amortization that was discontinued amounted to approximately $99 million for the six months ended June 30, 2007.  This depreciation and amortization will be recorded in the third quarter of 2007, as these operations will no longer be classified as held for sale.

The assets and liabilities classified as held for sale as of June 30, 2007, consist of the following:

(dollars in thousands)

Trade accounts receivable, net	$842,619
Inventories	714,063
Other current assets	73,681
Property and equipment, net	1,368,555
Other long-term assets	485,915
Assets classified as held for sale	$3,484,833

Accounts payable	$105,179
Accrued liabilities	351,388
Long-term liabilities	151,549
Liabilities classified as held for sale	$608,116

Restructurings

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $67 and $22 were subsequently recorded in the first six months of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	58.8	—
Payments and other adjustments	(63.5)	(52.4)
Accrued balance at June 30	$188.6	$102.4

FINANCIAL REVIEW
(continued)

Business Combinations and Related Transactions

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan.  Each $250 million payment will result in additional consideration for the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.  The allocation of the purchase price as of June 30, 2006 resulted in a charge of $452 million in the second quarter of 2006 for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.8 billion and tangible net assets of $620 million.

A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents.  The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of June 30, 2007, the research efforts were primarily on schedule.  The estimated projected costs to complete totaled approximately $520 million as of June 30, 2007, with anticipated product launch dates from 2008 through 2013.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence within one to two years after product launch.

In order to facilitate Boston Scientific’s acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific.  The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date.  In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott’s sale of the shares.  In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares.   Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset.  The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million.

In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals Inc.  The valuation of certain tangible assets and liabilities related to the acquisition of Kos Pharmaceuticals Inc. are preliminary.

A charge of approximately $1.3 billion for acquired in-process research and development was recorded relating to the Kos Pharmaceuticals Inc. acquisition, which related primarily to cholesterol treatment drugs.  The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of June 30, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule.  The estimated projected costs to complete the projects totaled approximately $71 million as of June 30, 2007 with anticipated product launches in 2008.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence with the launches of the products.

Interest expense

Interest expense increased in the second quarter and first six months of 2007 due primarily to higher borrowings as a result of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott’s investment in the Boston Scientific common stock and note receivable.

FINANCIAL REVIEW
(continued)

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture is higher in the first six months of 2007 compared to 2006 due primarily to a favorable outcome in a patent dispute recorded by TAP Pharmaceutical Products Inc. in the first quarter of 2007.  In addition, the second quarter of 2006 was favorably impacted by the sales of certain product rights.

Other (income) expense, net

Other (income) expense, net for the second quarter of 2007 includes a $48 million fair market value gain adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the first six months of 2007 includes a $101 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the second quarter and first six months of 2006 includes fair value gain adjustments of $75 million to certain derivative financial instruments included with the investment in Boston Scientific common stock.

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

Liquidity and Capital Resources at June 30, 2007 Compared with December 31, 2006

Net cash from operating activities for the first six months 2007 totaled approximately $2.6 billion.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At June 30, 2007 current assets exceeded current liabilities by approximately $329 million.  At December 31, 2006 current liabilities exceeded current assets by approximately $669 million as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals Inc. in December 2006.

At June 30, 2007, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $7.0 billion, including a $4.0 billion short-term facility, that support commercial paper borrowing arrangements.

In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in 2006.  During the first six months of 2007, Abbott purchased approximately 15.4 million of its common shares at a cost of approximately $827 million.  In the first six months of 2006, Abbott purchased approximately 17.3 million of its common shares under a prior authorization at a cost of approximately $755 million.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott may offer and sell from time to time debt securities in one or more offerings through February 2009.

FINANCIAL REVIEW
(continued)

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

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2007, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.                Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2007, except as otherwise indicated) those described below.

In its 2006 Form 10-K, Abbott reported that six cases were pending in which Abbott seeks to enforce its patents relating to divalproex sodium (a drug that Abbott sells under the trademark Depakote®).   During the quarter, Abbott filed three additional cases.  Abbott seeks injunctive relief against the following companies and their proposed generic versions of extended release divalproex sodium:  Teva Pharmaceuticals USA, Inc. (filed May 2007 in the U.S. District Court for Delaware), Wockhardt Limited and Wockhardt USA Inc. (filed May 2007 in the U.S. District Court for New Jersey), and Impax Laboratories, Inc. (filed June 2007 in the U.S. District Court for Delaware).

In its Form 10-Q for the first quarter 2007, Abbott reported that two cases were pending in which Abbott seeks to enforce a patent covering cefdinir (a drug that Abbott sells in the United States under the trademark Omnicef®).  As previously disclosed, in one of those cases, Abbott’s motion for a preliminary injunction against two of the defendants in that case, Sandoz and Teva, was denied.  Abbott has appealed that denial of its motion for a preliminary injunction.  In Lupin, the court granted Lupin’s motion for summary judgment of non-infringement in part.  Abbott has appealed the ruling on summary judgment.  At the request of the parties, the court dismissed, without prejudice, the remainder of the parties’ claims and counterclaims.  The remaining litigation related to cefdinir is not material to Abbott.

In its 2006 Form 10-K, Abbott reported that a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors.  As previously disclosed, the federal court cases have been consolidated in the U.S. District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  In April 2007, Orange County, New York filed suit against Abbott and numerous other manufacturers in the U.S. District Court in the Southern District of New York, which was subsequently transferred to MDL 1456.  The previously reported case, State of Idaho, was transferred to MDL 1456.  Abbott previously reported that it had filed with the MDL court a motion to dismiss the suit brought by the Department of Justice.  In May 2007, the MDL court denied Abbott’s motion to dismiss.  While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

In its 2006 Form 10-K, Abbott reported that the Office of the Inspector General of the United States Department of Health and Human Services in conjunction with the United States Department of Justice, through the United States Attorneys for the Eastern District of Wisconsin

and the Western District of Louisiana, are investigating the sales and marketing practices of Kos Pharmaceuticals, Inc., a company Abbott acquired in December 2006.  During the quarter, Abbott was notified that the United States Attorney for the Middle District of Louisiana is also investigating those practices.

In its 2006 Form 10-K, Abbott reported that as of December 31, 2006, Abbott was a defendant in numerous lawsuits involving the drug oxycodone (a drug sold under the trademark OxyContin®), which is manufactured by Purdue Pharma.  Abbott previously promoted OxyContin under a co-promotion agreement with Purdue Pharma.  Most of the lawsuits allege generally that plaintiffs suffered personal injuries as a result of taking OxyContin. A few lawsuits allege consumer protection violations and unfair trade practices. As of June 30, 2007, 28 lawsuits are pending in which Abbott is a party, all of which are individual state court suits.  Purdue Pharma is a defendant in each lawsuit and, pursuant to the co-promotion agreement, Purdue is required to indemnify Abbott in each lawsuit.  The resolution of lawsuits by the other parties has resulted in the decrease in lawsuits remaining against Abbott.  Abbott will no longer report on these cases.

In its 2006 Form 10-K, Abbott reported that a case is pending in the U.S. District Court for Delaware against Medtronic, in which Abbott alleges that certain models of Medtronic’s stents infringe four of Abbott’s Lau patents.  As previously disclosed, a jury found that Abbott’s Lau patents were valid and infringed by all of the Medtronic stents in question.  In June 2007, Abbott filed a motion seeking to enjoin Medtronic from using the infringing stent designs, and Medtronic filed a motion to stay proceedings related to the injunction.  Medtronic appealed to the Federal Circuit the court’s decision related to liability and inequitable conduct, and Abbott filed a motion to dismiss that appeal as being premature.  In August 2007, at Abbott’s request, the Federal Circuit dismissed Medtronic’s appeal as premature.

In September 2006, Abbott filed suit in the U.S. District Court for Delaware against Johnson & Johnson, Inc. (Johnson & Johnson) and Cordis Corporation, a wholly owned subsidiary of Johnson & Johnson, requesting a declaratory judgment that certain of Johnson & Johnson’s patents are invalid and/or that those patents are not infringed by Abbott’s Xience V stent.  During 2007, additional patents were issued to Johnson & Johnson and Abbott amended its complaint to add those additional patents and also filed a separate lawsuit on these patents seeking a finding of non-infringement and invalidity.  During the second quarter, Cordis Corporation sued Abbott in the U.S. District Court for New Jersey for infringement of these additional patents, seeking an injunction, an award of damages and a determination of willful infringement. Various motions are pending in the Delaware and New Jersey courts seeking to determine the proper venue for these disputes.

In July 2007, Leonard Bronstein, an Abbott shareholder, filed a purported derivative lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Abbott against Abbott and each member of its Board of Directors (the “Defendants”).  The complaint alleges the Defendants breached their fiduciary responsibilities in connection with oversight of regulatory compliance with Food and Drug Administration regulations which caused unspecified injury or damage to the Company.  Plaintiff seeks an unspecified amount of monetary damages for all losses Abbott suffered stemming from the alleged breach of fiduciary duty.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 — April 30, 2007	2,180,570	(1)	$42.879	0	$1,673,045,380	(2)
May 1, 2007 — May 31, 2007	2,190,904	(1)	$41.915	0	$1,673,045,380	(2)
June 1, 2007 — June 30, 2007	429,348	(1)	$39.069	0	$1,673,045,380	(2)
Total	4,800,822		$42.0984	0	$1,673,045,380	(2)

1.                       These shares include:

(i)                     the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 2,170,570 in April, 2,180,904 in May, and 419,348 in June; and

(ii)                  the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 10,000 in April, 10,000 in May, and 10,000 in June.

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

Item 4.          Submission of Matters to a Vote of Security Holders

Abbott Laboratories held its Annual Meeting of Shareholders on April 27, 2007.  The following is a summary of the matters voted on at that meeting.

(a)          The shareholders elected Abbott’s entire Board of Directors.  The persons elected to Abbott’s Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:
Name	Votes For	Votes Withheld
Roxanne S. Austin	1,364,969,616	15,596,441
William M. Daley	1,360,945,886	19,620,171
W. James Farrell	1,363,068,367	17,497,690
H. Laurance Fuller	1,349,185,420	31,380,637
Richard A. Gonzalez	1,352,031,446	28,534,611
The Lord Owen CH	1,357,478,453	23,087,604
Boone Powell Jr.	1,353,279,006	27,287,051
W. Ann Reynolds, Ph.D.	1,351,784,166	28,781,891
Roy S. Roberts	1,364,695,885	15,870,172
Samuel C. Scott III	1,155,636,899	224,929,158
William D. Smithburg	1,352,593,689	27,972,368
Glenn F. Tilton	1,357,619,543	22,946,514
Miles D. White	1,349,328,997	31,237,060

(b)         The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott’s auditors.  The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,366,922,636	4,060,221	9,583,200

(c)          The shareholders rejected a shareholder proposal on advisory vote. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
475,095,835	684,918,341	27,733,504	192,818,377

(d)         The shareholders rejected a shareholder proposal on the roles of Chair and CEO.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
184,437,051	988,111,621	15,222,838	192,794,547

Item 6.          Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:   August  3, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit
12	Statement re: computation of ratio of earnings to fixed charges.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.