Form 10-Q
period 2007-09-30
ABBOTT LABORATORIES
filed 2007-11-02
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (847) 937-6l00

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of September 30, 2007, Abbott Laboratories had 1,545,272,517 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net Sales	$6,376,706	$5,573,770	$18,692,887	$16,258,353

Cost of products sold	2,864,030	2,391,218	8,260,366	6,949,535
Research and development	640,718	617,625	1,843,248	1,659,104
Acquired in-process and collaborations research and development	—	214,000	—	707,000
Selling, general and administrative	1,945,404	1,661,761	5,528,729	4,646,573
Total Operating Cost and Expenses	5,450,152	4,884,604	15,632,343	13,962,212

Operating Earnings	926,554	689,166	3,060,544	2,296,141

Interest expense	146,657	115,984	447,548	299,618
Interest (income)	(40,433)	(29,100)	(92,303)	(96,532)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(114,084)	(121,469)	(376,442)	(357,283)
Net foreign exchange loss	4,959	10,231	16,058	17,638
Other (income) expense, net	36,036	(12,797)	78,960	(85,770)
Earnings Before Taxes	893,419	726,317	2,986,723	2,518,470
Taxes on Earnings	176,414	10,475	583,436	325,501
Net Earnings	$717,005	$715,842	$2,403,287	$2,192,969

Basic Earnings Per Common Share	$0.46	$0.47	$1.56	$1.43

Diluted Earnings Per Common Share	$0.46	$0.46	$1.54	$1.43

Cash Dividends Declared Per Common Share	$0.325	$0.295	$0.975	$0.885

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,543,544	1,529,367	1,542,046	1,528,613
Dilutive Common Stock Options and Awards	14,214	12,621	17,028	9,167
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,557,758	1,541,988	1,559,074	1,537,780

Outstanding Common Stock Options Having No Dilutive Effect	30,267	23,567	4,639	23,567

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                    Abbott Laboratories and Subsidiaries

      Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30
	2007	2006
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,403,287	$2,192,969
Adjustments to reconcile earnings to net cash from operating activities
Depreciation	773,066	729,697
Amortization of intangibles	598,628	417,947
Share-based compensation	354,156	270,418
Acquired in-process research and development	—	665,000
Trade receivables	94,663	388,510
Inventories	(34,494)	89,236
Other, net	(55,554)	(780,231)
Net Cash From Operating Activities	4,133,752	3,973,546

Cash Flow From (Used in) Investing Activities:
Acquisition of businesses	—	(4,322,615)
Sales of (investment in) Boston Scientific common stock; and (investments in) note receivable and derivative financial instruments	348,061	(2,095,780)
Acquisitions of property and equipment	(1,227,428)	(1,023,697)
Other, net	(28,548)	(34,977)
Net Cash (Used in) Investing Activities	(907,915)	(7,477,069)

Cash Flow From (Used in) Financing Activities:
(Repayments of) net proceeds from issuance of short-term debt and other	(22,165)	1,452,230
Proceeds from issuance of long-term debt	—	4,000,000
(Repayments) of long-term debt	(346,005)	(2,773,411)
Purchases of common shares	(1,058,606)	(754,502)
Proceeds from stock options exercised, including tax benefit	1,026,777	408,889
Dividends paid	(1,456,853)	(1,324,368)
Net Cash (Used in) From Financing Activities	(1,856,852)	1,008,838

Effect of exchange rate changes on cash and cash equivalents	20,654	60,216

Net cash provided by operating activities of discontinued operations of Hospira, Inc.	—	67,152

Net Increase (Decrease) in Cash and Cash Equivalents	1,389,639	(2,367,317)
Cash and Cash Equivalents, Beginning of Year	521,192	2,893,687
Cash and Cash Equivalents, End of Period	$1,910,831	$526,370

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30	December 31
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$1,910,831	$521,192
Investments, including $581,924 of investments measured at fair value at September 30, 2007	638,119	852,243
Trade receivables, less allowances of $232,594 in 2007 and $215,443 in 2006	4,211,457	4,231,142
Inventories:
Finished products	1,651,925	1,338,349
Work in process	580,514	686,425
Materials	692,315	781,647
Total inventories	2,924,754	2,806,421
Prepaid expenses, deferred income taxes, and other receivables	3,153,035	2,870,885
Total Current Assets	12,838,196	11,281,883
Investments	1,062,589	1,229,873
Property and Equipment, at Cost	15,091,968	14,401,939
Less: accumulated depreciation and amortization	7,860,269	7,455,504
Net Property and Equipment	7,231,699	6,946,435
Intangible Assets, net of amortization	5,851,748	6,403,619
Goodwill	9,671,018	9,449,281
Deferred Income Taxes and Other Assets	966,659	867,081
	$37,621,909	$36,178,172
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,313,552	$5,305,985
Trade accounts payable	1,154,396	1,175,590
Salaries, dividends payable, and other accruals	5,013,204	5,112,000
Income taxes payable	351,068	262,344
Current portion of long-term debt	450,839	95,276
Total Current Liabilities	12,283,059	11,951,195

Long-term Debt	6,477,919	7,009,664
Post-employment Obligations and Other Long-term Liabilities	3,252,771	3,163,127

Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2007: 1,576,240,808; 2006: 1,550,590,438	5,791,746	4,290,929
Common shares held in treasury, at cost - Shares: 2007: 30,968,291; 2006: 13,347,272	(1,213,355)	(195,237)
Earnings employed in the business	10,125,216	9,568,728
Accumulated other comprehensive income (loss)	904,553	389,766
Total Shareholders’ Investment	15,608,160	14,054,186
	$37,621,909	$36,178,172

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2007

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

Note 2 — Reclassification of Assets Previously Classified as Held for Sale

On January 17, 2007, the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, the assets of the operations held for sale and the liabilities to be assumed in the intended sale were classified as held for sale and depreciation of property and equipment and amortization of intangible assets was discontinued.  On July 11, 2007, Abbott announced that Abbott and GE mutually agreed to terminate the contract to sell Abbott’s core laboratory diagnostics business to GE.  The assets of the operations previously held for sale and the liabilities to be assumed in the intended sale have been reclassified to assets held and used.  Accordingly, depreciation and amortization that was discontinued in the amount of approximately $99 million has been recorded in the third quarter of 2007.

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

SFAS No. 157 applies to all fair value measurements not otherwise specified in an existing standard, it clarifies how to measure fair value, and it expands fair value disclosures.  For Abbott, SFAS No. 157 does not significantly change the valuation of assets versus previous practice.  However, for liabilities, SFAS No. 157 requires that a fair value measurement be the amount that a company would pay to transfer a liability to a third party.  Under previous practice, liabilities were valued under a number of different methods.

SFAS No. 159 allows companies to measure specific financial assets and liabilities at fair value, such as debt or equity investments.   The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007.  Abbott applied the fair value option to its investment in Boston Scientific stock under SFAS No. 159 because, unlike its other equity investments, the Boston Scientific stock is not a strategic investment and Abbott is required to dispose of the stock no later than October 2008.  Abbott was subject to a limitation on the amount of shares it may sell in any one month through October 2007 and Abbott will not reacquire the Boston Scientific shares it sells.  Accordingly, since at adoption, realized gains or losses were expected in the near future, the fair value option better represented the near-term expected earnings impact from sales of the stock.   Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption of the standard.  The pretax and after tax adjustment to Earnings employed in the business upon adoption was $297 million and $189 million, respectively, and the fair value and carrying amount of the investment before and after adoption was $1.0 billion.  The pretax and after tax adjustment to Accumulated other comprehensive income was $303 million and $182 million, respectively.   The effect of the adoption on deferred income taxes was not significant.

FASB Interpretation No. 48 requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits.  The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

Note 4 — Business Combinations and Related Transactions

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan.  Government approvals are anticipated in 2008 for the U.S. and in 2009 for Japan.  Each $250 million payment will result in additional consideration for the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.  The allocation of the purchase price as of September 30, 2006 resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million.

A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents.  The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of September 30, 2007, the research efforts were primarily on schedule.  The estimated projected costs to complete totaled approximately $510 million as of September 30, 2007, with anticipated product launch dates from 2008 through 2013.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence within one to two years after product launch.

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

A charge of approximately $1.3 billion for acquired in-process research and development was recorded relating to the Kos Pharmaceuticals Inc. acquisition, which related primarily to cholesterol treatment drugs.  The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of September 30, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule.  The estimated projected costs to complete the projects totaled approximately $78 million as of September 30, 2007 with anticipated product launches in 2008.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence with the launches of the products.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

Note 5 — Supplemental Financial Information

Other (income) expense, net for the third quarter of 2007 includes a $35 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock.  Other (income) expense, net for the first nine months of 2007 includes a $136 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the third quarter and first nine months of 2006 includes fair value gain adjustments of $23 million and $98 million, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Investments at September 30, 2007 and December 31, 2006 consist of the following:

(dollars in thousands)

	September 30	December 31
	2007	2006
Current Investments:
Time deposits and certificates of deposit	$56,195	$76,994
Boston Scientific common stock	581,924	775,249
Total	$638,119	$852,243

Long-term Investments:
Boston Scientific common stock	$—	$248,049
Other equity securities	183,453	129,830
Note receivable from Boston Scientific, 4% interest	847,160	837,260
Other	31,976	14,734
Total	$1,062,589	$1,229,873

Note 6 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, including charges for interest and penalties, and the effect of the resolution of prior years’ income tax audits in the third quarter 2006 and the effect of other discrete tax events that occurred in the second and third quarters of 2006.  For the nine months ended September 30, 2006, 10.9 percentage points of tax benefit was attributed to the income tax audit resolution and other discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Unrecognized tax benefits as of the adoption of FASB Interpretation No. 48 on January 1, 2007 were approximately $579 million, which if recognized, would decrease taxes on earnings.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate in 2007 totaled approximately $210 million.  Due to the inherent uncertainties in tax audits, Abbott is unable to estimate the range of reasonably possible change in its unrecognized tax benefits, if any, within the next twelve months.  Reserves for interest and penalties are not significant.  In the U.S., Abbott’s federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In one dispute, which Abbott assumed as part of the Guidant acquisition, reserves equal to the expected resolution have been recorded.  In another dispute, filed in April 2007, Abbott is unable to estimate a range of possible loss, if any, and no reserve has been recorded.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted in the second and third paragraphs of this footnote, Abbott estimates the range of possible loss to be from approximately $180 million to $325 million.  The recorded reserve balance at September 30, 2007 for these proceedings and exposures was approximately $215 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

Note 8 — Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost — benefits earned during the period	$54.9	$49.2	$175.9	$158.6	$13.9	$13.1	$43.5	$39.3
Interest cost on projected benefit obligations	72.4	65.7	223.6	204.6	23.8	20.1	72.8	59.1
Expected return on plans’ assets	(101.4)	(97.0)	(306.6)	(284.7)	(5.9)	(4.4)	(18.5)	(12.2)
Net amortization	18.5	16.0	62.7	57.2	7.9	7.0	24.9	17.6
Net Cost	$44.4	$33.9	$155.6	$135.7	$39.7	$35.8	$122.7	$103.8

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2007 and 2006, $200 was contributed to the main domestic defined benefit plan and $75 and $40, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 9 — Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Foreign currency translation gain (loss) adjustments	$15,904	$(38,332)	$279,274	$697,053
Unrealized gains (losses) on marketable equity securities, net of income taxes of $(77,900) and $(183,900) for the three months and nine months ended September 30, 2006, respectively	25,544	(116,878)	26,822	(275,850)
Amortization of net actuarial losses and prior service cost and credits	17,440	—	57,735	—
Net adjustments for derivative financial instruments designated as cash flow hedges	(21,331)	27,664	(30,880)	24,604
Other comprehensive income (loss), net of tax	37,557	(127,546)	332,951	445,807
Net Earnings	717,005	715,842	2,403,287	2,192,969
Comprehensive Income	$754,562	$588,296	$2,736,238	$2,638,776

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(2,074,417)	$(1,458,228)
Net actuarial losses and prior service cost and credits, net			1,199,833	—
Minimum pension liability adjustments			—	8,931
Cumulative unrealized (gains) losses on marketable equity securities			(39,382)	267,403
Cumulative losses (gains) on derivative financial instruments designated as cash flow hedges			9,413	(9,411)

Note 10 — Segment Information

(dollars in millions)

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

September 30, 2007

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

	Net Sales to External Customers				Operating Earnings (Loss)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30		September 30		September 30		September 30
	2007	2006	2007	2006	2007	2006	2007	2006
Pharmaceuticals	$3,531	$2,951	$10,435	$8,859	$1,267	$1,056	$3,760	$3,137
Nutritionals (a)	1,102	1,056	3,201	3,246	186	272	595	924
Diagnostics	790	719	2,299	2,082	79	69	174	160
Vascular (b)	403	351	1,246	692	(52)	(22)	(104)	(111)
Total Reportable Segments	5,826	5,077	17,181	14,879	1,480	1,375	4,425	4,110
Other (c)	551	497	1,512	1,379
Net Sales	$6,377	$5,574	$18,693	$16,258
Corporate functions and benefit plans costs					(94)	(182)	(320)	(352)
Non-reportable segments					79	35	257	167
Net interest expense					(106)	(87)	(355)	(203)
Acquired in-process and collaborations research and development					—	(214)	—	(707)
Income from TAP Pharmaceutical Products Inc. joint venture					114	121	376	357
Share-based compensation					(104)	(59)	(354)	(270)
Other, net (d)					(476)	(263)	(1,042)	(584)
Consolidated Earnings Before Taxes					$893	$726	$2,987	$2,518

(a)          The decrease in Nutritional Products segment operating earnings for the three and nine months ended September 30, 2007 was due to the completion of the U.S. co-promotion of Synagis in 2006.

(b)         The increase in Vascular Product segment sales for the nine months ended September 30, 2007, is primarily due to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006.

(c)          Sales from the diabetes, bulk pharmaceuticals, spine and animal health businesses are included in Other sales.

(d)         Other, net for the three months and nine months ended September 30, 2007, includes acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc., fair market value loss adjustments to Abbott’s investment in Boston Scientific common stock and the cost of terminating a contract.   Other, net for the three months ended September 30, 2007, also includes the reinstatement of depreciation and amortization on assets that were classified as held for sale that was suspended as of January 17, 2007.  This depreciation and amortization was recorded in the third quarter of 2007, as these operations were no longer classified as held for sale as of July 11, 2007.

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

Note 11 — Incentive Stock Programs

In the first nine months of 2007, Abbott granted 20,067,221 stock options, 15,476,295 replacement stock options, 1,537,270 (net of forfeitures of 87,400 shares) restricted stock awards and 632,780 restricted stock units under the programs.  At September 30, 2007, approximately 28 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2007 is as follows:

	Outstanding	Exercisable
Number of shares	138,153,715	88,901,132
Weighted average remaining life (years)	6.7	5.5
Weighted average exercise price	$46.96	$45.42
Aggregate intrinsic value (in millions)	$946	$732

The total unrecognized compensation cost related to all share-based compensation plans at September 30, 2007, amounted to approximately $321 million which is expected to be recognized over the next three years.

Note 12 — Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net sales	$741.3	$822.7	$2,257.2	$2,489.7
Cost of sales	169.3	203.3	537.7	616.5
Income before taxes	359.3	382.6	1,185.6	1,125.3
Net earnings	228.2	242.9	752.9	714.6

	September 30	December 31
	2007	2006
Current assets	$1,210.6	$1,181.0
Total assets	1,362.4	1,333.1
Current liabilities	994.8	954.5
Total liabilities	1,057.3	1,008.8

Note 13 — Goodwill and Intangible Assets

(dollars in millions)

Foreign currency translation adjustments and other adjustments increased goodwill in the first nine months of 2007 and 2006 by approximately $222 and $322, respectively.  Abbott recorded total goodwill of approximately $1,900 related to the acquisition of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.  The amount of goodwill related to reportable segments at September 30, 2007 was $5,748 for the Pharmaceutical Products segment, $201 for the Nutritional Products segment, $262 for the Diagnostics Products segment and $1,970 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology was $9,023 as of September 30, 2007 and $8,988 as of December 31, 2006, and accumulated amortization was $3,171 as of September 30, 2007 and $2,602 as of December 31, 2006.  The estimated annual amortization expense for intangible assets is $765 in 2007, $705 in 2008, $708 in 2009, $709 in 2010 and $689 in 2011.  Intangible assets are amortized primarily on a straight-line basis over 1 to 25 years (average 11 years).

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

Note 14 — Restructuring Plans

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $77 and $39 were subsequently recorded in the first nine months of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	44.7	—
Payments and other adjustments	(106.2)	(66.4)
Accrued balance at September 30	$131.8	$88.4

Note 15 — Fair Value Measures

(dollars in thousands)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurements
	Balance at September 30 2007	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Trading securities	$581,924	$65,994	$515,930	$—
Marketable available for sale securities	159,289	159,289	—	—
Commodity contracts	2,064	2,064	—	—
Foreign currency forward exchange contracts	35,148	—	35,148	—
	$778,425	$227,347	$551,078	$—
Liabilities:
Gain sharing derivative financial instrument liability	$450	$—	$—	$450
Interest rate swap derivative financial instruments	81,782	—	81,782	—
Fair value of hedged long-term debt	1,445,553	—	1,445,553	—
Foreign currency forward exchange contracts	23,828	—	23,828	—
	$1,551,613	$—	$1,551,163	$450

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited), continued

The following table summarizes the activity for the gain sharing derivative financial instrument liability.  The adjustment to record this liability at fair value has been recorded in Other (income) expense, net for the nine months ended September 30, 2007.

Balance at December 31, 2006	$24,800
Adjustments to record item at fair value	(24,350)
Balance at September 30, 2007	$450

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

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30, 2007.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Three Months Ended September 30
	2007	Percent Change	2006	Absolute Percent Change	Percent Change Excluding BI Products (a)
Pharmaceutical Products	$3,531	19.6	$2,951	(7.6)	10.8
Nutritional Products	1,102	4.4	1,056	3.9	3.9
Diagnostic Products	790	9.8	719	10.2	10.2
Vascular Products	403	14.9	351	480.1	480.1
Total Reportable Segments	5,826	14.7	5,077	3.1	15.6
Other	551	10.9	497	8.1	8.1
Net Sales	$6,377	14.4	$5,574	3.5	14.9
Total U.S.	$3,125	10.2	$2,836	(5.1)	15.5
Total International	$3,252	18.8	$2,738	14.2	14.2

	Nine Months Ended September 30
	2007	Percent Change	2006	Absolute Percent Change	Percent Change Excluding BI Products (a)
Pharmaceutical Products	$10,435	17.8	$8,859	(10.0)	7.1
Nutritional Products	3,201	(1.4)	3,246	9.6	9.6
Diagnostic Products	2,299	10.5	2,082	4.8	4.8
Vascular Products	1,246	80.0	692	293.3	293.3
Total Reportable Segments	17,181	15.5	14,879	(0.6)	11.1
Other	1,512	9.6	1,379	3.9	3.9
Net Sales	$18,693	15.0	$16,258	(0.2)	10.5
Total U.S.	$9,283	12.5	$8,249	(8.0)	11.6
Total International	$9,410	17.5	$8,009	9.4	9.4

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

Worldwide 2007 sales compared to 2006 reflect the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. The sales growth in 2007 also reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased third quarter 2007 consolidated net sales by 2.8 percent, Total International sales by 5.7 percent, Pharmaceutical Products segment sales by 3.0 percent and Diagnostic Products segment sales by 3.9 percent over the third quarter of 2006.  The relatively weaker U.S. dollar also increased the first nine months 2007 consolidated net sales by 2.7 percent, Total International sales by 5.5 percent, Pharmaceutical Products segment sales by 2.8 percent and Diagnostic Products segment sales by 3.9 percent over the first nine months of 2006.  The sales growth for the third quarter and nine months 2006 compared to 2005, excluding sales of BI products, reflects the acquisition of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006. The sales growth in 2006 also reflects unit growth and the effects of exchange.  The relatively weaker U.S. dollar increased third quarter 2006 consolidated net sales by 0.9 percent, Total International sales by 2.1 percent, Pharmaceutical Products segment sales by 0.9 percent and Diagnostic Products segment sales by 1.3 percent over the third quarter of 2005. The relatively stronger U.S. dollar decreased the first nine months 2006 consolidated net sales by 0.9 percent, Total International sales by 2.0 percent, Pharmaceutical Products segment sales by 1.0 percent and Diagnostic Products segment sales by 1.7 percent over the first nine months of 2005.  Sales growth in 2007 for the Nutritional Products segment was unfavorably impacted by the completion of the U.S. co-promotion of Synagis in 2006.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Nine Months Ended September 30
		Percent		Percent
	2007	Change	2006	Change
Pharmaceutical Products —
U.S. Specialty	$3,046	24.0	$2,457	27.4
U.S. Primary Care	2,275	33.8	1,700	2.3
International Pharmaceuticals	4,400	16.5	3,778	6.1

Nutritional Products —
U.S. Pediatric Nutritionals	908	8.9	834	(0.8)
International Pediatric Nutritionals	791	18.5	668	30.1
U.S. Adult Nutritionals	797	(0.9)	804	0.5
International Adult Nutritionals	677	12.4	602	9.5

Diagnostics —
Immunochemistry	1,835	10.5	1,660	2.3

Increased sales of HUMIRA and Depakote accounted for the majority of the sales increase for U.S. Specialty products in both 2007 and 2006.  U.S. sales of HUMIRA were $1.1 billion, $806 million and $568 million for the nine months ended September 30, 2007, 2006 and 2005, respectively.  U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  U.S. Primary Care sales were also favorably impacted by increased sales of TriCor in both periods and were unfavorably impacted by decreased sales of Omnicef in 2007 and Biaxin in 2007 and 2006 due to the introduction of generic competition.  Sales of Omnicef were $225 million and $378 million for the nine months ended September 30, 2007 and 2006, respectively, and sales of Biaxin were $21 million, $95 million and $213 million for the nine months ended September 30, 2007, 2006 and 2005, respectively.   Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in 2007 and 2006.  International sales of HUMIRA were $986 million, $617 million and $392 million for the nine months ended September 30, 2007, 2006 and 2005, respectively.  The relatively weaker U.S. dollar increased International Pharmaceutical sales by 5.9 percent in 2007 and the relatively stronger U.S. dollar decreased International Pharmaceutical sales by 2.4 percent in 2006.  The decrease in sales of U.S. Pediatric Nutritional sales in 2006 was due to overall infant nutritionals non-WIC category decline and competitive share loss.  International Pediatric Nutritionals sales increases in 2007 and 2006 were due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased Immunochemistry sales by 4.2 percent in 2007 and the relatively stronger U.S. dollar decreased Immunochemistry sales by 1.9 percent in 2006.

The gross profit margin was 55.1 percent for the third quarter 2007, compared to 57.1 percent for the third quarter 2006.  First nine months 2007 gross profit margin was 55.8 percent, compared to 57.3 percent for the first nine months 2006.  The decreases in the gross profit margins in 2007 were due, in part, to the effect of the unfavorable impact in 2007 from the completion of the U.S. co-promotion of Synagis in 2006 as well as generic competition for Omnicef and Biaxin sales in 2007.  Increased amortization of intangible assets acquired in 2006 also had an unfavorable impact on the gross profit margins in 2007.  As discussed below, the reinstatement in the third quarter 2007 of the suspended depreciation and amortization for the operations that were classified as held for sale also unfavorably impacted the gross profit margin in the third quarter of 2007.

Research and development expenses increased 3.7 percent in the third quarter 2007 and 11.1 percent for the first nine months 2007 over comparable 2006 periods.  These increases reflect the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  These increases also reflect increased spending to support pipeline programs, including new indications for HUMIRA, and ABT-335 (a cholesterol drug), ABT-335/Crestor fixed-dose combination, ABT-874 (a psoriasis drug), controlled-release Vicodin and Xience V, as well as several Phase I and Phase II clinical programs in neuroscience and oncology.  The majority of research and development expenditures is concentrated on pharmaceutical products.

FINANCIAL REVIEW

(continued)

Selling, general and administrative expenses for the third quarter and first nine months 2007 increased 17.1 percent and 19.0 percent, respectively, over the comparable 2006 periods.   These increases reflect the effect of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006.  The increases also reflect increased selling and marketing support for new and existing products, including continued spending for HUMIRA and the continuing international launch of Xience V, as well as spending on other marketed pharmaceutical products.  In the third quarter of 2007, Abbott terminated a contract that resulted in a third quarter charge to selling, general and administrative expenses of $92 million.

Reclassification of Assets Previously Classified as Held for Sale

On January 17, 2007, the date that Abbott agreed to sell its core laboratory diagnostics businesses to GE, the assets of the operations held for sale and the liabilities to be assumed in the intended sale were classified as held for sale and depreciation of property and equipment and amortization of intangible assets was discontinued.  On July 11, 2007, Abbott announced that Abbott and GE mutually agreed to terminate the contract to sell Abbott’s core laboratory diagnostics business to GE.  The assets of the operations previously held for sale and the liabilities to be assumed in the intended sale have been reclassified to assets held and used.  Accordingly, depreciation and amortization that was discontinued in the amount of approximately $99 million has been recorded in the third quarter of 2007.

Restructurings

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $77 and $39 were subsequently recorded in the first nine months of 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2007	2006
Accrued balance at January 1	$193.3	$154.8
Restructuring charges	44.7	—
Payments and other adjustments	(106.2)	(66.4)
Accrued balance at September 30	$131.8	$88.4

FINANCIAL REVIEW

(continued)

Business Combinations and Related Transactions

On April 21, 2006, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for approximately $4.1 billion, in cash, in connection with Boston Scientific’s acquisition of Guidant.  In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan.  Government approvals are anticipated in 2008 for the U.S. and in 2009 for Japan.  Each $250 million payment will result in additional consideration for the acquisition of Guidant’s vascular intervention and endovascular solutions businesses.  The allocation of the purchase price as of September 30, 2006 resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million.

A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents.  The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of September 30, 2007, the research efforts were primarily on schedule.  The estimated projected costs to complete totaled approximately $510 million as of September 30, 2007, with anticipated product launch dates from 2008 through 2013.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence within one to two years after product launch.

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

A charge of approximately $1.3 billion for acquired in-process research and development was recorded relating to the Kos Pharmaceuticals Inc. acquisition, which related primarily to cholesterol treatment drugs.  The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition.  The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent.  In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels.  As of September 30, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule.  The estimated projected costs to complete the projects totaled approximately $78 million as of September 30, 2007 with anticipated product launches in 2008.  There have been no significant changes in the development plans for the acquired incomplete projects.  Significant net cash inflows will commence with the launches of the products.

Interest expense

Interest expense increased in the third quarter and first nine months of 2007 due primarily to higher borrowings as a result of the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott’s investment in the Boston Scientific common stock and note receivable.

FINANCIAL REVIEW

(continued)

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture is higher in the first nine months of 2007 compared to 2006 due primarily to a favorable outcome in a patent dispute recorded by TAP Pharmaceutical Products Inc. in the first quarter of 2007.

Other (income) expense, net

Other (income) expense, net for the third quarter of 2007 includes a $35 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock.  Other (income) expense, net for the first nine months of 2007 includes a $136 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the third quarter and first nine months of 2006 includes fair value gain adjustments of $23 million and $98 million, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

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

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates, including charges for interest and penalties, and the effect of the resolution of prior years’ income tax audits in the third quarter 2006 and the effect of other discrete tax events that occurred in the second and third quarters of 2006.  For the nine months ended September 30, 2006, 10.9 percentage points of tax benefit was attributed to the income tax audit resolution and other discrete items, primarily the tax benefit on acquired in-process and collaborations research and development.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.

Liquidity and Capital Resources at September 30, 2007 Compared with December 31, 2006

Net cash from operating activities for the first nine months 2007 totaled approximately $4.1 billion.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

At September 30, 2007 current assets exceeded current liabilities by approximately $555 million.  At December 31, 2006 current liabilities exceeded current assets by approximately $669 million as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals Inc. in December 2006.

At September 30, 2007, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $7.0 billion, including a $4.0 billion short-term facility, that support commercial paper borrowing arrangements.  The lines of credit, other than the short-term facility, expire in 2012.

In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in 2006.  During the first nine months of 2007, Abbott purchased approximately 19.0 million of its common shares at a cost of approximately $1.0 billion.  In the first nine months of 2006, Abbott purchased approximately 17.3 million of its common shares under a prior authorization at a cost of approximately $755 million.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2007, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2007, except as otherwise indicated) those described below.

In its Form 10-Q for the second quarter, Abbott reported that nine cases were pending in which Abbott seeks to enforce its patents relating to divalproex sodium (a drug that Abbott sells under the trademark Depakote®). In August 2007, Abbott filed two additional cases in the U.S. District Court for the Northern District of California seeking injunctive relief against Anchen Pharmaceuticals, Inc. and Anchen International Pharmaceuticals Company, Ltd. and their proposed generic versions of extended release divalproex sodium. As previously reported, the two cases pending in the U.S. District Court for the Northern District of Illinois against Nu-Pharm Inc., Apotex Inc., and Apotex Corp. were stayed while Apotex appealed a decision enjoining the approval of Nu-Pharm’s abbreviated new drug application (“ANDA”). In October 2007, the Court of Appeals for the Federal Circuit upheld the U.S. District Court’s injunction preventing approval of Nu-Pharm’s ANDA for its generic version of delayed release divalproex sodium until the expiration of Abbott’s compound patents for divalproex sodium.

In its 2006 Form 10-K, Abbott reported that a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. As previously disclosed, the federal court cases have been consolidated in the U.S. District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. In August 2007, a civil whistle-blower suit was brought by Ven-A-Care of the Florida Keys, Inc. against Abbott in the U.S. District Court for the District of Massachusetts. The Department of Justice declined to intervene in the case. In September 2007, the U.S. District Court for the District of Massachusetts remanded several cases to state court, including actions filed by the States of Idaho, Illinois, Mississippi, Ohio, Pennsylvania, and the New York Counties of Erie, Oswego, and Schenectady. While it is not feasible to predict with certainty the outcome of the proceedings and investigations relating to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

In its Form 10-K, Abbott reported that Johnson & Johnson filed a lawsuit against Guidant Corporation, Boston Scientific Corporation and Abbott in the U.S. District Court for the Southern District of New York. On August 29, 2007, the Court granted Abbott’s motion to dismiss, and subsequently denied Johnson & Johnson’s motion for reconsideration. Abbott is no longer a party to the case.

In its Form 10-Q for the second quarter, Abbott reported that Leonard Bronstein, an Abbott shareholder, filed a purported derivative lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Abbott against Abbott and each member of its Board of Directors (the “Defendants”). During the quarter, the Defendants filed a motion to dismiss.

While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except as noted above.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 – July 31, 2007	213,474	[1]	$52.913	0	$1,673,045,380	[2]
August 1, 2007 – August 31, 2007	4,825,531	[1]	$53.417	3,600,000	$1,480,626,820	[2]
September 1, 2007 – September 30, 2007	1,304,397	[1]	$53.427	0	$1,480,626,820	[2]
Total	6,343,402		$53.402	3,600,000	$1,480,626,820	[2]

1.                       These shares include:

(i)       the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 190,474 in July, 1,213,531 in August, and 1,292,397 in September; and

(ii)      the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan – 23,000 in July, 12,000 in August, and 12,000 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                       On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares.

Item 5.  Other Information

In connection with the announced retirement of William G. Dempsey and Richard A. Gonzalez during the third quarter, the Compensation Committee of Abbott’s Board of Directors vested the following restricted shares that had previously been granted:

William G. Dempsey:  3,100 shares granted on February 18, 2005; 6,667 shares granted on November 1, 2006; and 7,000 shares granted on February 16, 2007.

Richard A. Gonzalez:  15,466 shares granted on February 18, 2005.

Item 6.  Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: November 2, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit

3 *	Bylaws of Abbott Laboratories as amended and restated as of October 1, 2007 filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on September 19, 2007.

10 *	Vesting of restricted shares, filed as Item 5 of Part II of this Quarterly Report on Form 10-Q.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference. Commission file number 1-2189.