Form 10-K
period 2007-12-31
ABBOTT LABORATORIES
filed 2008-02-19
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission file number 1-2189
Abbott Laboratories
An Illinois Corporation	36-0698440
(I.R.S. employer identification number)
100 Abbott Park Road	(847) 937-6100
Abbott Park, Illinois 60064-6400	(telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒    Accelerated Filer ☐    Smaller Reporting Company ☐    Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

The aggregate market value of the 1,491,883,598 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2007), was $79,890,366,673. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2008: 1,545,737,903

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 19, 2008.

PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

        Incorporated herein by reference is Note 6 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data" and the sales information related to Humira® included in "Financial Review."

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable revenue segments: Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Vascular Products. Abbott also has a 50 percent owned joint venture, TAP Pharmaceutical Products Inc.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Pharmaceutical Products

        These products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed and sold worldwide, which are available primarily on the prescription, or recommendation, of physicians. In 2007, Abbott announced a collaboration with Genentech, Inc. for the global research, development and commercialization of two of Abbott's investigational anti-cancer compounds.

        The principal products included in the Pharmaceutical Products segment are:

  •
  TriCor®, for the treatment of dyslipidemia;

  •
  Niaspan®, for the treatment of high cholesterol;

  •
  Humira®, for the treatment of rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, psoriasis and Crohn's disease;

  •
  Synthroid®, for the treatment of hypothyroidism;

  •
  Meridia® and Reductil® (also marketed as Reductyl™ and Reductal™) for the treatment of obesity;

  •
  Kaletra®, Aluvia® and Norvir®, protease inhibitors for the treatment of HIV infection;

  •
  Depakote®, an agent for the treatment of epilepsy and bipolar disorder and the prevention of migraines;

  •
  the anesthesia products sevoflurane (sold in the United States under the trademark Ultane® and outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane;

  •
  the anti-infectives clarithromycin (sold under the trademarks Biaxin®, Klacid® and Klaricid®), Omnicef®, an oral cephalosporin antibiotic, tosufloxacin, sold in Japan under the trademark Tosuxacin®, and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymercoated erythromycin, Erythrocin®, and E.E.S.®;

  •
  Lupron®, also marketed as Lucrin®, and Lupron Depot®, marketed outside of the United States and used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids; and

  •
  Ogastro®, also marketed as Prevacid® (lansoprazole), a proton pump inhibitor that is marketed outside of the United States and used principally for the short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

        The Pharmaceutical Products segment markets most of its products worldwide and generally sells its products directly to wholesalers, government agencies, health care facilities, specialty pharmacies and independent retailers from Abbott-owned distribution centers and public warehouses. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. This segment directs its primary marketing efforts toward securing the prescription of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers.

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

Diagnostic Products

        These products include diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physicians' offices, alternate-care testing sites, and plasma protein therapeutic companies.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay systems, including ARCHITECT®, AxSYM®, IMx®, Commander®, Abbott PRISM®, TDx®, and TDxFlx®;

  •
  chemistry systems such as ARCHITECT® c8000® and c16000™;

  •
  assays used for screening and/or diagnosis for drugs of abuse, cancer, therapeutic drug monitoring, fertility, physiological diseases, and infectious diseases such as hepatitis and HIV;

  •
  the m2000™, an instrument that automates the extraction, purification and preparation of DNA and RNA from patient samples and detects and measures infections agents;

  •
  the Vysis® product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit and the UroVysion® bladder cancer recurrence kit;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series; and

  •
  the i-STAT® point-of-care diagnostic systems and tests for blood analysis.

        In addition, under its strategic alliance with Celera Group, a part of the Applera Corporation, the Diagnostic Products segment develops, manufactures and markets a broad range of in vitro molecular diagnostic products for disease detection, disease progression monitoring, and therapy selection.

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

Nutritional Products

        These products include a broad line of pediatric and adult nutritional products manufactured, marketed and sold worldwide. These products are generally sold to institutions, wholesalers, retailers, health care facilities and government agencies.

        Principal products in the Nutritional Products segment include:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®Advance®, Similac®, Similac® With Iron, Similac Sensitive™, Similac Sensitive RS™, Similac® Go&Grow™, Similac® NeoSure, Similac® Organic, Isomil® Advance®, Isomil®, Isomil® Go&Grow™, Alimentum®, Gain®, and Grow®;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure®, PediaSure®, PediaSure® NutriPals™, EleCare®, Juven®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Osmolite®, Oxepa®, and Nepro®; and

  •
  Zone Perfect® bars and the EAS family of nutritional brands, including AdvantEdge® and Myoplex®.

        The Nutritional Products segment's products are distributed from Abbott-owned distribution centers or public warehouses.

        Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as PediaSure®, PediaSure® NutriPals™, Ensure®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts. These products are generally sold directly to retailers and wholesalers.

        Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, and availability of private label product forms. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. In addition, private labels may increase competitive pressure.

Vascular Products

        These products include a broad line of coronary, endovascular and vessel closure devices used in the treatment of vascular disease.

        The principal products included in the Vascular Products segment are:

  •
  Multi-Link Vision®, and Multi-Link Mini Vision®, coronary metallic stents;

  •
  Xience V™, a next-generation drug-eluting coronary stent system developed on the Multi-Link Vision platform;

  •
  Balance Middleweight™ and Asahi coronary guidewires;

  •
  StarClose®, a vessel closure device;

  •
  Acculink®/Accunet® and Xact®/Emboshield®, carotid stent systems; and

  •
  Voyager™ balloon dilation products.

        The Vascular Products segment markets its products worldwide. These products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The Vascular Products segment's products are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

Other Products

        The principle products in Abbott's other businesses include blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including the FreeStyle® product line. These products are mostly marketed worldwide and generally sold directly to wholesalers, government agencies, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring meters are also marketed and sold over-the-counter to consumers. These products are subject to competition in technological innovation, price, convenience of use, service, product performance, and these products can be subject to rapid product obsolescence.

TAP Pharmaceutical Products Inc.

        Under an agreement between Abbott and Takeda Pharmaceutical Company, Limited of Japan (Takeda), TAP Pharmaceutical Products Inc. (owned 50 percent by Abbott and 50 percent by an affiliate of Takeda), together with its subsidiary, TAP Pharmaceuticals Inc. (TAP), develops and markets pharmaceutical products primarily for the United States. TAP markets Lupron®, an LH-RH analog, and Lupron Depot®, a sustained release form of Lupron®, in the United States. Lupron® and Lupron Depot® are used principally for the palliative treatment of advanced prostate cancer, for the treatment of endometriosis and central precocious puberty and for the preoperative treatment of patients with anemia caused by uterine fibroids. TAP also markets Prevacid® (lansoprazole), a proton pump inhibitor. Its principal indications are for short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis. In addition, TAP co-promotes two products: Amitiza®, which is indicated for chronic idiopathic constipation, and Rozerem™, which is indicated for the treatment of insomnia characterized by difficulty with sleep onset.

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

        Competition is generally from other pharmaceutical companies. A significant aspect of competition is the search for technological innovations. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence. Price can also be a factor. In addition, the availability of over-the-counter drugs or the substitution of generic drugs for the brand prescribed has increased competitive pressures with respect to managed care purchasers.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2008 to 2027, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira®), are material in relation to Abbott's business as a whole. The United States composition of matter (i.e., compound) patents covering adalimumab will expire in 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott's Pharmaceutical Products segment: those related to divalproex sodium (which is sold under the trademark Depakote®), those related to lansoprazole (which is sold under the trademarks Prevacid® and Ogastro®), those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra® and Aluvia®), those related to fenofibrate (which is sold under the trademark TriCor®), and those related to niacin (which is sold under the trademark Niaspan®). The United States composition of matter patents covering divalproex sodium will expire in 2008. The principal United States non-composition of matter patents covering the extended release form of divalproex sodium will expire in 2018. The United States composition of matter patent covering lansoprazole is licensed by TAP from Takeda and will expire in 2009. The United States composition of matter patent covering lopinavir will expire in 2015. The United States composition of matter patents covering ritonavir will expire in 2015. The United States non-composition of matter patent covering lopinavir/ritonavir will expire in 2016. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2011, 2018, 2020, and 2023. The principal United States non-composition of matter patents covering the niacin products will expire in 2013, 2014, 2017, and 2018. Some patents under license in the Vascular Products segment related to rapid exchange technology expire in 2008, but the impact is not expected to be material. Litigation related to the products listed above is discussed in Legal Proceedings on pages 16 through 19.

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

Research and Development

        Abbott spent $2,505,649,000 in 2007, $2,255,271,000 in 2006, and $1,821,175,000 in 2005 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2007 were approximately $16 million and $59 million, respectively. Capital and operating expenditures for pollution control in 2008 are estimated to be $12 million and $63 million, respectively.

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

Employees

        Abbott employed approximately 68,000 persons as of December 31, 2007.

Regulation

        The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, both domestically and abroad, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions. In addition, governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees, such as application, product, and establishment fees.

        Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation and restricts the sale in the United States of certain products in the Diagnostics Product segment. In 2003, the FDA concluded that those operations were in substantial conformity.

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

        Abbott expects debate to continue during 2008 at all government levels over marketing, availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of limiting patient access, reducing prices, or reducing the rate of price increases, for health care products and services.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information in this report, the following risk factors should be considered before deciding to invest in any of Abbott's securities. Additional risks and uncertainties not presently known to Abbott, or risks Abbott currently considers immaterial, could also affect Abbott's actual results. Abbott's business, financial condition, results of operations or prospects could be materially adversely affected by any of these risks.

Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.

        Abbott may pursue acquisitions, technology licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott's credit rating and result in increased borrowing costs and interest expense.

The expiration or loss of patent protection and licenses may affect Abbott's future revenues and operating income.

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's business will suffer. To the extent that countries do not enforce Abbott's intellectual property rights or to the extent that countries require compulsory licensing of its intellectual property, Abbott's future revenues and operating income will be reduced. Abbott's principal patents and trademarks are described in greater detail in the sections captioned, "Patents, Trademarks, and Licenses" and "Financial Review," and litigation regarding these patents is described in the section captioned "Legal Proceedings."

        Abbott faces increasing competition from lower-cost generic products. The expiration or loss of patent protection for a product typically is followed promptly by generic substitutes, that may significantly reduce Abbott's sales for that product in a short amount of time. If Abbott fails to maintain its competitive position, because of generics or otherwise, it could have a material adverse effect on its revenues, margins, business and results of operations.

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

        In the United States and other countries, Abbott's businesses have experienced downward pressure on product pricing. Cost-containment efforts by governments and private organizations are described in greater detail in the section captioned "Regulation." To the extent these cost containment efforts are not offset by greater patient access to healthcare or other factors, Abbott's future revenues and operating income will be reduced.

Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

        Abbott's products are subject to rigorous regulation by the U.S. Food and Drug Administration, and numerous international, supranational, federal and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs.

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls or seizures of Abbott's products; a total or partial shutdown of production in one or more of Abbott's facilities while Abbott or Abbott's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

        Abbott's industry is also subject to various federal, state and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott's business and result in a material adverse effect on Abbott's revenues, profitability and financial condition.

Abbott's research and development efforts may not succeed in developing commercially successful products and technologies, which may cause Abbott's revenue and profitability to decline.

        To remain competitive, Abbott must continue to launch new products and technologies. To accomplish this, Abbott commits substantial efforts, funds, and other resources to research and development. A high rate of failure is inherent in the research and development of new products and technologies. Abbott must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested.

        Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if Abbott successfully develops new products or enhancements or new generations of Abbott's existing products, they may be quickly rendered obsolete by changing customer preferences or changing industry standards. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. Abbott cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause Abbott's products to become obsolete, causing Abbott's revenues and operating results to suffer.

New products and technological advances by Abbott's competitors may negatively affect Abbott's results of operations.

        Abbott's products face intense competition from its competitors' products. Competitors' products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott's products. Abbott cannot predict with certainty the timing or impact of the introduction of competitive products.

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

        Abbott's business is subject to risks associated with doing business internationally. Sales outside of the United States make up approximately 50% of Abbott's net sales. The risks associated with Abbott's operations outside the United States include:

  •
  changes in foreign medical reimbursement policies and programs;

  •
  multiple foreign regulatory requirements that are subject to change and that could restrict Abbott's ability to manufacture, market and sell its products;

  •
  differing local product preferences and product requirements;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in establishing, staffing, and managing foreign operations;

  •
  differing labor regulations;

  •
  potentially negative consequences from changes in or interpretations of tax laws;

  •
  political and economic instability;

  •
  inflation, recession and fluctuations in foreign currency exchange and interest rates; and

  •
  diminished protection of intellectual property or compulsory licensing.

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

        In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on Abbott's business and reputation and on Abbott's ability to attract and retain customers. Product liability claims could have a material adverse effect on Abbott's profitability and financial condition.

Other factors can have a material adverse effect on Abbott's future profitability and financial condition.

        Many other factors can affect Abbott's profitability and its financial condition, including:

  •
  Differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles and goodwill; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount.

  •
  Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements and environmental laws in domestic or foreign jurisdictions.

  •
  Changes in the rate of inflation, interest rates, market value of Abbott's equity investments, and the performance of investments held by Abbott or Abbott's employee benefit trusts.

  •
  Changes in business and political conditions, including (i) war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action, (ii) natural disasters, (iii) the cost and availability of insurance due to any of the foregoing events, (iv) labor disputes, strikes, slow-downs or other forms of labor or union activity, and (v) pressure from third-party interest groups.

  •
  Changes in Abbott's business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates both in the U.S. and abroad and opportunities existing now or in the future.

  •
  Changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors and business partners.

  •
  Difficulties related to Abbott's information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction or interruption of these systems.

  •
  In connection with Abbott's acquisition of the vascular intervention and endovascular solutions businesses of Guidant Corporation, Abbott loaned BSC International Holding, Limited (a wholly-owned subsidiary of Boston Scientific) $900 million on a subordinated basis. As long as the loan is outstanding, Abbott will be a creditor of Boston Scientific with respect to the $900 million loan and, as such, is subject to credit risk.

  •
  Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree or corporate integrity agreement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "forecasts," variations of these words and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those identified under "Item 1A. Risk Factors" of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and from past results. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2007, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical and Diagnostic Products
Alameda, California*	Non-Reportable
Altavista, Virginia	Nutritional Products
Barceloneta, Puerto Rico	Pharmaceutical and Diagnostic Products
Brockville, Canada	Nutritional Products
Campoverde di Aprilia, Italy	Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England*	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Edison, New Jersey*	Pharmaceutical Products
Fairfield, California*	Nutritional Products
Granada, Spain	Nutritional Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Katsuyama, Japan	Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Ludwigshafen, Germany	Pharmaceutical Products
Mexico City, Mexico	Pharmaceutical Products
North Chicago, Illinois	Pharmaceutical Products
Ottawa, Ontario, Canada*	Diagnostic Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Pharmaceutical Products
Santa Clara, California	Diagnostic Products
Sligo, Ireland	Nutritional and Diagnostic Products
South Pasadena, California	Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Whippany, New Jersey	Pharmaceutical Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Non-Reportable
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in six other locations in the United States, including Puerto Rico. Outside the United States, manufacturing facilities are located in fourteen other countries. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns eight distribution centers. Abbott also has eighteen United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Austin, Texas; Columbus, Ohio (two locations); Des Plaines, Illinois; East Windsor, New Jersey; Fairfield, California; Irving, Texas; Long Grove, Illinois; Mountain View, California; North Chicago, Illinois; Parsippany, New Jersey; Redwood City, California; Santa Clara, California (two locations); Temecula, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Australia, Belgium, Canada, France, Germany, Ireland, Japan, the Netherlands, South Africa, Spain, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2008) those described below.

        A case is pending against Abbott in the Eastern District of Texas, in which New York University (NYU) and Centocor, Inc. assert that Humira® infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. The complaint asserts that Abbott has willfully infringed the patent and seeks damages, including treble damages. The complaint does not seek injunctive relief.

        Several lawsuits are pending against Abbott, Fournier Industrie et Sante, and Laboratoires Fournier, S.A. (Fournier), alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations. One purported class action, Paul T. Regan (filed in July 2005), is pending in the United States District Court for the Central District of California. Fourteen other purported class actions and six individual actions are pending in the United States District Court for the District of Delaware: Alberto Litter (filed in August 2005), Allied Services Division Welfare Fund and Hector Valdes (filed in June 2005), American Sales Company, Inc. (filed in March 2006), Cindy Cronin (filed in July 2005), Diana Kim (filed in June 2005), Local 28 Sheet Metal Workers (filed in July 2005), Louisiana Wholesale Drug Company,  Inc. (filed in June 2005), Meijer, Inc. (filed in June 2005), Painters District Council No. 30 Health and Welfare Fund (filed in June 2005), Pennsylvania Employees Benefit Trust Fund (filed in June 2005), Philadelphia Federation of Teachers Health and Welfare Fund (filed in July 2005), Elaine M. Pullman (filed in June 2005), Rochester Drug Co-Operative, Inc. (filed in June 2005), Charles M. Shain (filed in July 2005), and Vista Healthplan, Inc. (filed in June 2005), CVS Pharmacy, Inc. (filed in August 2005), Impax Laboratories (filed in June 2005), Pacificare Health Systems,  Inc. (filed in August 2005), Teva Pharmaceuticals USA, Inc. (filed in June 2005), and Walgreen Co. (filed in June 2005). The plaintiffs seek actual damages, treble damages and other relief.

        A number of cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, the United States Department of Justice, state Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys' fees. Abbott has filed or intends to file a response in each case denying all substantive allegations. The federal court cases have been consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. MDL 1456 includes: (a) a purported class action case in which plaintiffs seek to certify nationwide classes of Medicare Part B consumers and third party payors and other consumers, filed in June 2003; (b) seven state Attorneys General and two state county suits, including a consolidated New York counties/City of New York suit filed in June 2005; (c) a civil whistle-blower suit brought by the United States Department of Justice (filed in federal court in the Southern District of Florida in May 2006); and (d) a civil whistle-blower suit brought by Ven-A-Care of the Florida Keys, Inc., unsealed against Abbott in August 2007 and in which the United States declined to intervene. The MDL Court is transferring the case brought by the Montana Attorney General back to the Montana federal court for a ruling on defendants' motion for summary judgment.

        In addition, several cases are pending in state courts: State of West Virginia, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia; Swanston, filed in March 2002 in the Superior Court for Maricopa County, Arizona; Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Ohio, filed in March 2004 in the Court of Common Pleas for Hamilton County, Ohio; Commonwealth of Pennsylvania, filed in March 2004 in the Commonwealth Court of Pennsylvania; State of Texas, filed in May 2004 in the District Court of Travis County, Texas; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; County of Erie, filed in March 2005 in the Supreme Court of Erie County, New York; State of Mississippi, filed in October 2005 in the Circuit Court of Hinds County, Mississippi; State of Hawaii, filed in April 2006 in the First Circuit Court of Hawaii; County of Oswego, filed in August 2006 in the Supreme Court of Oswego County, New York; County of Schenectady, filed in August 2006 in the Supreme Court of Schenectady County, New York; State of South Carolina (on behalf of its state health plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County, South Carolina; State of Alaska, filed in October 2006 in the Superior Court for the Third Judicial District in Anchorage, Alaska; and State of Idaho, filed in January 2007 in the District Court of the Fourth Judicial District in Ada County, Idaho. Certain state agencies, including the Attorney General of Florida, are also investigating these practices. While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate dispositions could be material to cash flows or results of operations for a quarter.

        The Office of the Inspector General of the United States Department of Health and Human Services in conjunction with the United States Department of Justice, through the United States Attorneys for the Eastern District of Wisconsin, the Western District of Louisiana, and the Middle District of Louisiana are investigating the sales and marketing practices of Kos Pharmaceuticals, Inc., a company Abbott acquired in December 2006. In addition, the United States Attorney for Louisiana is investigating Kos' calculation and reporting of Medicaid rebates. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, the Anti-Kickback Statute, and the Medicaid Rebate Statute in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        In addition, the United States Department of Justice, through the United States Attorney for Maryland, is investigating the sales and marketing practices of Abbott for Micardis®, a drug co-promoted for (until March 31, 2006) and manufactured by Boehringer Ingelheim. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, and the Anti-Kickback Statute in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        Abbott is a defendant in a class action lawsuit pending in the United States District Court for the Northern District of Illinois under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The plaintiffs are former Abbott employees who allege that their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act, and that in their transfer, Abbott breached a fiduciary duty to plaintiffs involving employee benefits. Plaintiffs generally seek reinstatement as Abbott employees, or reinstatement as participants in Abbott's employee benefit plans, or an award for the employee benefits they have allegedly lost. Abbott filed a response denying all substantive allegations. As previously reported, the court granted plaintiffs' motion for class certification of the breach of fiduciary claim.

        A purported derivative lawsuit is pending in the United States District Court for the Northern District of Illinois and was brought by Leonard Bronstein, an Abbott shareholder, on behalf of Abbott against Abbott and each member of its Board of Directors (the "Defendants"). The complaint alleges the Defendants breached their fiduciary responsibilities in connection with oversight of regulatory compliance with Food and Drug Administration regulations which caused unspecified injury or damage to the Company. Plaintiff seeks an unspecified amount of monetary damages for all losses Abbott suffered stemming from the alleged breach of fiduciary duty. The defendants have filed a motion to dismiss.

        Several lawsuits are pending against Abbott that generally allege antitrust violations in connection with the 2003 Norvir re-pricing. A consolidated class action on behalf of individual consumers, John Doe 1 (filed in April 2004), and third party payors, Service Employees International Union Health & Welfare Fund (filed in October 2004), is pending in the United States District Court for the Northern District of California. Several additional cases, including three purported class actions on behalf of direct purchasers, have been filed by Rite Aid, Inc. (filed in December 2007), Louisiana Wholesale Drug Company,  Inc. (filed in December 2007), GlaxoSmithKline (filed in November 2007), Meijer, Inc. (filed in November 2007), Rochester Drug Co-Operative, Inc. (filed in November 2007), and Safeway, Inc. (filed in October 2007) and are pending in United States District Court for the Northern District of California. The plaintiffs seek actual damages, treble and/or punitive damages, injunctive, and other relief.

        A case is pending in the U.S. District Court for the Northern District of California in which Medtronic Vascular, Inc., Medtronic USA, Inc., and Medtronic Vascular Galway, Ltd. (collectively Medtronic) and Evysio Medical Devices ULC (Evysio) claim that Abbott's Multi-Link Vision®, Multi-Link Penta™, Multi-Link Zeta®, and Xience V™ Coronary stent systems infringe certain Evysio stent design patents. Medtronic and Evysio seek damages, an injunction, and other relief. Abbott has filed its response denying the infringement claims and asserting that the patents are invalid and/or unenforceable. Evysio has also brought lawsuits in France, Ireland (in which Medtronic is also a plaintiff) and Germany claiming that the Multi-Link Vision, Multi-Link Penta, and/or Xience V infringe the European counterparts of these patents. In France, a court enjoined the launch of the Xience V stent as designed as of 2006. Abbott appealed this decision and filed responses in each of these European courts denying the infringement claims and asserting that the patents are invalid. In the United Kingdom, Abbott filed an action seeking a declaration that its stents do not infringe Evysio's patents and that the patents are invalid. Evysio filed a counterclaim that accuses Abbott's stents of infringement and seeks a declaration of validity.

        A case is pending in the U.S. District Court for Delaware brought by Advanced Cardiovascular Systems, Inc., now an Abbott subsidiary, against Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.) alleging that certain models of Medtronic's stents infringe four of Abbott's Lau patents, and seeking injunctive relief and damages. The court bifurcated the issues of liability and damages. In February 2005, a jury found that Abbott's Lau patents were valid and infringed by all of the Medtronic stents in question, including its Driver® coronary stent. The court denied Medtronic's post-trial motions asking the court to enter a judgment in Medtronic's favor and/or for a new trial. In June 2005, the court held a hearing on Medtronic's claim that Abbott's patents are unenforceable. The court rejected Medtronic's claims of inequitable conduct. In June 2007, Abbott filed a motion seeking to enjoin Medtronic from infringing activities relating to their stent designs, and Medtronic filed a motion to stay proceedings related to the injunction. Medtronic's motion to stay was denied with respect to the named bare metal stents, and was granted with respect to the Endeavor stent pending further determinations.

        A case is pending in the U.S. District Court for New Jersey brought by Johnson & Johnson, Inc. and Cordis Corporation, a wholly owned subsidiary of Johnson & Johnson, (collectively Johnson & Johnson) against Abbott, in which Johnson & Johnson asserts infringement of certain of Johnson & Johnson's patents by Abbott's Xience V stent, and seeks an injunction, an award of damages, and a determination of willful infringement. The previously reported cases in the U.S. District Court of Delaware were dismissed after Johnson & Johnson's granting of a covenant not to sue Abbott with respect to certain other patents held by Johnson & Johnson. In January 2008, Cordis Corporation and Wyeth filed suit in New Jersey accusing the Xience V stent of infringement of three additional patents. Abbott denies all substantive allegations.

        Abbott is seeking to enforce its patents relating to divalproex sodium (a drug Abbott sells under the trademark Depakote®). Abbott seeks injunctive relief against the following companies for their proposed generic versions of extended release Depakote: Sandoz Inc. (filed in December 2007), Zydus Pharmaceuticals (filed in December 2007), and Wockhardt Limited and Wockhardt USA Inc. (filed in May 2007), which are pending in the U.S. District Court for New Jersey; Impax Laboratories Inc. (filed in June 2007), and Teva Pharmaceuticals USA Inc. (filed in May 2007), which are pending in the U.S. District Court for Delaware; Anchen Pharmaceuticals, Inc. and Anchen International Pharmaceuticals Company, Ltd. (one filed in December 2006 and two filed in August 2007), pending in the U.S. District Court for the Central District of California; and Mylan Pharmaceuticals (one filed in November 2005 and another in April 2006), pending in the U.S. District Court for the Northern District of Illinois. In the cases related to delayed release Depakote, Abbott seeks injunctive relief: Nu-Pharm Inc., Apotex Inc., and Apotex Corp. (filed in June 2005 and May 2006), pending in the U.S. District Court for the Northern District of Illinois; and Banner Pharmacaps Inc. (filed in November 2007).

        While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except as noted above.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers of Abbott are elected annually by the board of directors. All other officers are elected by the board or appointed by the chairman of the board. All officers are either elected at the first meeting of the board of directors held after the annual shareholder meeting or appointed by the chairman after that board meeting. Each officer holds office until a successor has been duly elected or appointed and qualified or until the officer's death, resignation, or removal. Vacancies may be filled at any time by the board. Any officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott. Any officer appointed by the chairman of the board may be removed by the chairman whenever, in the chairman's judgment, removal would serve the best interests of Abbott. A vacancy in any office appointed by the chairman of the board may be filled by the chairman.

        Abbott's executive officers, their ages as of February 15, 2008, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment from January 2003 to February 15, 2008 are also shown. Unless otherwise stated, employment was by Abbott for the period indicated. There are no family relationships between any corporate officers or directors.

Miles D. White, 52

  2003 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Richard W. Ashley, 64

  2004 to present — Executive Vice President, Corporate Development.

  2003 — Senior Director, McKinsey and Company (a management consulting firm).

  Elected Corporate Officer — 2004.

John M. Capek, 46

  2007 to present — Executive Vice President, Medical Devices.

  2006 to 2007 — Senior Vice President, Abbott Vascular.

  2006 — Vice President, Abbott Vascular.

  2005 to 2006 — President, Guidant Vascular Intervention.

  2003 to 2005 — Vice President and General Manager, Bioabsorbable Vascular Solutions
  (a subsidiary of Guidant Corporation).

  2003 — President, Guidant Vascular Intervention.

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 53

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  2003 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Holger A. Liepmann, 56

  2006 to present — Executive Vice President, Global Nutrition.

  2006 — Executive Vice President, Pharmaceutical Products Group.

  2004 to 2006 — Senior Vice President, International Operations.

  2003 to 2004 — Vice President, Japan Operations, Abbott International Division.

  Elected Corporate Officer — 2001.

Edward L. Michael, 51

  2007 — Executive Vice President, Diagnostics.

  2007 — Senior Vice President, Medical Products.

  2003 to 2007 — Vice President and President, Molecular Diagnostics.

  2003 — Vice President, Immunoassay/Clinical Chemistry.

  2003 — Vice President, Diagnostic Assays.

  Elected Corporate Officer — 1997.

Laura J. Schumacher, 44

  2007 — Executive Vice President, General Counsel and Secretary.

  2005 to 2007 — Senior Vice President, Secretary and General Counsel.

  2003 to 2005 — Vice President, Secretary and Deputy General Counsel.

  2003 — Divisional Vice President, Litigation.

  Elected Corporate Officer — 2003.

James L. Tyree, 54

  2007 — Executive Vice President, Pharmaceutical Products Group.

  2006 to 2007 — Senior Vice President, Pharmaceutical Operations.

  2006 — Senior Vice President, Global Nutrition.

  2005 to 2006 — Senior Vice President, Nutrition International Operations.

  2003 to 2005 — Vice President, Global Licensing/New Business Development.

  Elected Corporate Officer — 2001.

Olivier Bohuon, 49

  2006 to present — Senior Vice President, International Operations.

  2003 to 2006 — Vice President, European Operations.

  2003 — Senior Vice President, European Commercial Operations, GlaxoSmithKline
  (a British based pharmaceutical, biologicals and healthcare company).

        Elected Corporate Officer — 2003.

Thomas F. Chen, 58

  2006 to present — Senior Vice President, Nutrition International Operations.

  2005 to 2006 — Vice President, Nutrition International, Asia and Latin America.

  2005 — Vice President, Nutrition International, Asia, Canada, Latin America.

  2003 to 2005 — Vice President, Abbott International, Pacific/Asia/Africa Operations.

  Elected Corporate Officer — 1998.

Stephen R. Fussell, 50

  2005 to present — Senior Vice President, Human Resources.

  2003 to 2005 — Vice President, Compensation and Development.

  Elected Corporate Officer — 1999.

Robert B. Hance, 48

  2006 to present — Senior Vice President, Diabetes Care Operations.

  2006 — Vice President and President, Vascular Solutions.

  2003 to 2006 — Vice President and President, Abbott Vascular Devices.

  Elected Corporate Officer — 1999.

John C. Landgraf, 55

  2004 to present — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

  2003 to 2004 — Vice President, Quality Assurance and Compliance, Medical Products Group.

  2003 — Vice President, Operations, Diagnostic Products.

  Elected Corporate Officer — 2000.

Donald V. Patton Jr., 55

  2007 — Senior Vice President, Abbott Nutrition Products Division.

  2006 to 2007 — Vice President, Diagnostic Global Commercial Operations.

  2005 to 2006 — Vice President, Commercial Operations.

  2004 to 2005 — Vice President, International Marketing.

  Elected Corporate Officer — 2004.

Mary T. Szela, 44

  2007 — Senior Vice President, Pharmaceutical Operations.

  2006 — Vice President, Commercial Pharmaceutical Operations.

  2003 to 2006 — Vice President, Pharmaceutical Products, Primary Care Operations.

  Elected Corporate Officer — 2001.

Greg W. Linder, 51

  2003 to present — Vice President and Controller.

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

	Market Price Per Share
	2007		2006
	high	low	high	low
First Quarter	$57.26	$48.75	$45.58	$39.18
Second Quarter	59.50	52.80	43.61	40.55
Third Quarter	56.91	49.58	49.87	43.25
Fourth Quarter	59.48	50.51	49.10	45.41

Shareholders

        There were 73,176 shareholders of record of Abbott common shares as of December 31, 2007.

Dividends

        Quarterly dividends of $.325 and $.295 per share were declared on common shares in 2007 and 2006, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Performance Graph

        The following graph compares the change in Abbott's cumulative total shareholder return on its common shares with the Standard & Poor's 500 Index and the Standard & Poor's 500 Health Care Index.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2007 — October 31, 2007	190,590	[1]	$54.110	0	$1,480,626,820
November 1, 2007 — November 30, 2007	512,122	[1]	$56.046	0	$1,480,626,820
December 1, 2007 — December 31, 2007	568,701	[1]	$57.954	0	$1,480,626,820
Total	1,271,413	[1]	$56.609	0	$1,480,626,820	[2]

1.
These shares represent:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 178,590 in October; 496,122 in November; and 552,701 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan — 12,000 in October; 16,000 in November; and 16,000 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2007	2006		2005	2004	2003
	(dollars in millions, except per share data)
Net sales (a)	$25,914.2	$22,476.3		$22,337.8	$19,680.0	$17,280.3
Earnings from continuing operations	3,606.3	1,716.8	(b)	3,372.1	3,175.8	2,504.7
Net earnings	3,606.3	1,716.8	(b)	3,372.1	3,235.9	2,753.2
Basic earnings per common share from continuing operations	2.34	1.12	(b)	2.17	2.03	1.60
Basic earnings per common share	2.34	1.12	(b)	2.17	2.07	1.76
Diluted earnings per common share from continuing operations	2.31	1.12	(b)	2.16	2.02	1.59
Diluted earnings per common share	2.31	1.12	(b)	2.16	2.06	1.75
Total assets	39,713.9	36,178.2		29,141.2	28,767.5	26,039.3
Long-term debt	9,487.8	7,009.7		4,571.5	4,787.9	3,452.3
Cash dividends declared per common share	1.30	1.18		1.10	1.04	0.98

(a)
Net sales for 2003 have been adjusted to reflect the presentation of Hospira, Inc. as a discontinued operation.

(b)
In 2006, Abbott recorded pre-tax charges of $2,014 for acquired in-process and collaborations research and development primarily related to the acquisition of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are prescription pharmaceuticals, nutritional products, diagnostic testing products and vascular products. Abbott also owns 50 percent of TAP Pharmaceutical Products Inc. that Abbott accounts for on the equity method.

        The worldwide launch of additional indications of HUMIRA, the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc., the amendments ending the Boehringer Ingelheim agreement and the Synagis co-promotion agreement, the loss of patent protection for some pharmaceutical products, and realized gains and unrealized losses on the Boston Scientific common stock have impacted Abbott's sales, costs and financial position over the last three years.

        Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, pain management, and infectious diseases. In 2003, Abbott began the worldwide launch of HUMIRA for rheumatoid arthritis, followed by launches for three additional indications, which increased HUMIRA's worldwide sales to $3.0 billion in 2007 compared to $2.0 billion in 2006, and $1.4 billion in 2005. Including the launch of a fifth indication in 2008, Abbott forecasts worldwide HUMIRA sales of approximately $4 billion in 2008. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. In December 2006, Abbott acquired Kos Pharmaceuticals Inc. which complements Abbott's existing franchise in the dyslipidemia market and strengthened the pharmaceutical pipeline for cholesterol management. In 2005, Abbott and Boehringer Ingelheim (BI) amended their agreement whereby Abbott distributed and promoted BI products. Effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products. Abbott's gross margins for BI products from the prior agreement in effect through December 31, 2005 were substantially lower than its average gross margins. Sales of BI products were $150 million and $2.3 billion in 2006 and 2005, respectively. In addition, increased generic competition resulted in U.S. sales of Omnicef declining from $637 million in 2006 to $235 million in 2007, and worldwide sales of clarithromycin declining from $1.1 billion in 2005 to $724 million in 2007.

        On December 31, 2006, the U.S. co-promotion agreement for Synagis terminated. Revenues for co-promotion of Synagis were $373 million in 2006. Abbott's nutritional products businesses have been reorganized into a worldwide business to better leverage the opportunities available for strong nutritional brands. Significant efforts have been focused on capturing those opportunities, particularly in developing markets where growth has been strong.

        In April 2006, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses and began to integrate it with Abbott's vascular business. The acquisition significantly improved Abbott's competitive position in this business that is characterized by rapid innovation. In 2006, Abbott received European Union approval to market the Xience V drug eluting stent, and Abbott is awaiting approval in the U.S.

        Abbott's diagnostic segment comprises three separate divisions — immunochemistry/hematology, point of care, and molecular. Subsequent to the termination of the agreement to sell the immunochemistry/hematology and point of care businesses to GE, Abbott has re-focused on managing and growing these businesses.

        Abbott acquired 64.6 million shares of Boston Scientific in connection with Abbott's acquisition of the vascular intervention and endovascular solutions businesses of Guidant. In 2007, the net loss charged to expense for the investment was $153 million. At December 31, 2007, Abbott held 26.4 million shares of Boston Scientific common stock. Subsequent to year end, all of these shares were sold resulting in a small gain. Abbott's short- and long-term debt totaled $12.2 billion at December 31, 2007, largely incurred to finance recent acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have partially funded acquisitions over the last three years. At December 31, 2007, Abbott's long-term debt rating was AA by Standard and Poor's Corporation and A1 by Moody's Investors Service.

        In 2008, Abbott will focus on several key initiatives. In the pharmaceutical business, Abbott will continue the launch of newly approved indications for HUMIRA and continue to leverage the product and pipeline opportunities of its lipid franchise, including the Kos Pharmaceuticals Inc. business. Pharmaceutical research and development efforts will continue to focus on the therapeutic areas noted above with a significant portion of the development expenditures allocated to new HUMIRA indications, as well as Simcor and ABT-335, cholesterol drugs, ABT-335/Crestor fixed dose combination, ABT-874, a biologic for psoriasis and Crohn's disease, and controlled release Vicodin CR, as well as several Phase I and Phase II clinical programs in neuroscience and oncology. In the vascular business, Abbott will continue the launch of the Xience V drug-eluting stent internationally, and will launch in the U.S. upon approval by the FDA. For diabetes care, Abbott anticipates launching the FreeStyle Freedom Lite monitor in the U.S. as well as the FreeStyle Navigator. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates — Approximately 48 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, to state agencies that administer the federal Medicaid and Medicare programs and the Special Supplemental Food Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2007, 2006 and 2005 amounted to approximately $3.2 billion, $2.6 billion and $2.5 billion, respectively, or 21.5 percent, 23.2 percent, and 22.9 percent, respectively, based on gross sales of approximately $15.0 billion, $11.0 billion and $10.9 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales and operating earnings by approximately $150 million in 2007. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $325 million, $247 million and $284 million for cash discounts in 2007, 2006 and 2005, respectively, and $269 million, $209 million and $162 million for returns in 2007, 2006 and 2005, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management systems, and for other customers, utilizes data from a third party that continuously measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market surveys. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2007, Abbott had the exclusive WIC business in 27 states.

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

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 74 percent of the consolidated rebate provisions charged against revenues in 2007. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in thousands)

		Domestic Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2005	$98,047	$373,058	$153,798	$44,053
Provisions	641,189	663,043	253,499	450,901
Payments	(644,460)	(581,098)	(273,166)	(446,867)

Balance at December 31, 2005	94,776	455,003	134,131	48,087
Provisions	636,849	527,860	281,221	532,847
Payments	(595,477)	(533,632)	(246,456)	(513,905)
Business combination	—	36,191	50,675	20,189

Balance at December 31, 2006	136,148	485,422	219,571	87,218
Provisions	753,535	438,198	411,798	786,183
Payments	(690,438)	(503,580)	(394,692)	(781,547)

Balance at December 31, 2007	$199,245	$420,040	$236,677	$91,854

        Historically, adjustments to prior years' rebate accruals have not been material to net income. In 2007, adjustments were made to prior years' rebate accruals. The Medicaid and Medicare rebate accrual was reduced by approximately $69 million and the WIC rebate accrual was increased by approximately

$19 million. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For Medicaid, Medicare and other government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

        Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes," which changed the measurement of tax contingencies. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of this Interpretation requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to calculate its obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rate and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Recent low interest rates have significantly increased actuarial losses for these plans. At December 31, 2007, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were $960 million and $408 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Footnote 4 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The provisions of this statement require the recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott's shareholders' equity of approximately $1.3 billion.

        Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for significant acquisitions of intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2007, goodwill and intangibles amounted to $10.1 billion and $5.7 billion, respectively, and amortization expense for intangible assets amounted to $782 million in 2007. There were no impairments of goodwill in 2007, 2006 or 2005.

        Litigation — Abbott accounts for litigation losses in accordance with SFAS No. 5, "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Except for a patent case and the majority of cases relating to pharmaceutical pricing for which Abbott is unable to estimate a loss, if any, Abbott estimates the range of possible loss to be from approximately $110 million to $325 million for its legal proceedings and environmental exposures. Reserves of approximately $165 million have been recorded at December 31, 2007 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by SFAS No. 5.

        Stock Compensation — On January 1, 2006, Abbott adopted SFAS No. 123 (revised 2004), "Share-Based Payment," which requires that fair value of stock options be recorded in the results of operations. Since there is no market for trading employee stock options, management must use a fair value method. There is no certainty that the results of a fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the average life of an option. Abbott has readily available grant-by-grant historical activity for several years in its option administration system that it uses in developing some of its assumptions. Abbott uses the Black-Scholes method to value stock options. The results of the Black-Scholes model are periodically compared to the binomial model and the results have been comparable. Abbott uses both historical volatility of its stock price and the implied volatility of currently traded options to develop the volatility assumptions. Abbott uses the historical grant activity, combined with expectations about future exercise activity, to develop the average life assumptions. Abbott has also used the historical grant data to evaluate whether certain holders of stock options exercised their options differently than other holders and has not found any differentiating pattern among holders.

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2007 vs. 2006	15.3	1.2	10.9	3.2
2006 vs. 2005	0.6	0.6	0.2	(0.2)
2005 vs. 2004	13.5	0.1	12.1	1.3
Total U.S.
2007 vs. 2006	12.0	4.0	8.0	—
2006 vs. 2005	(7.5)	2.4	(9.9)	—
2005 vs. 2004	13.0	0.8	12.2	—
Total International
2007 vs. 2006	18.8	(1.7)	14.0	6.5
2006 vs. 2005	10.9	(1.3)	12.7	(0.5)
2005 vs. 2004	14.2	(0.7)	12.0	2.9
Pharmaceutical Products Segment
2007 vs. 2006	18.0	2.4	12.3	3.3
2006 vs. 2005	(9.5)	1.8	(11.0)	(0.3)
2005 vs. 2004	14.9	0.6	13.0	1.3
Nutritional Products Segment
2007 vs. 2006	1.7	1.4	(1.4)	1.7
2006 vs. 2005	9.6	(0.4)	9.7	0.3
2005 vs. 2004	9.7	(0.5)	9.4	0.8
Diagnostic Products Segment
2007 vs. 2006	11.1	(0.6)	7.0	4.7
2006 vs. 2005	5.7	(1.1)	7.4	(0.6)
2005 vs. 2004	3.9	(1.2)	3.2	1.9
Vascular Products Segment
2007 vs. 2006	53.8	(4.7)	55.4	3.1
2006 vs. 2005	327.7	(4.6)	333.2	(0.9)
2005 vs. 2004	14.7	(0.4)	14.5	0.6

        Worldwide 2007 sales compared to 2006 reflect the acquisitions of Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. In addition, the Pharmaceutical Products segment had an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement and effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products although Abbott recorded a small amount of co-promotion revenue in 2006. The increases in sales for 2006 excluding BI products were 11.6 percent for total net sales, 12.3 percent for total U.S. sales and 7.8 percent for Pharmaceutical Products segment sales. Sales growth in 2007 for the

Nutritional Products segment reflects the completion of the U.S. co-promotion of Synagis in 2006. Excluding sales of Synagis in 2006, Nutritional Products segment sales increased 11.3 percent.

        A comparison of significant product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2007	Percent Change	2006	Percent Change	2005	Percent Change
	(dollars in millions)
Pharmaceuticals —
U.S. Specialty	$4,349	24	$3,505	25	$2,799	16
U.S. Primary Care	3,139	23	2,561	4	2,463	—
International Pharmaceuticals	6,002	16	5,157	8	4,776	14
Nutritionals —
U.S. Pediatric Nutritionals	1,233	9	1,128	3	1,097	(4)
International Pediatric Nutritionals	1,093	22	899	29	698	17
U.S. Adult Nutritionals	1,077	2	1,057	1	1,050	13
International Adult Nutritionals	947	15	824	11	742	11
Diagnostics —
Immunochemistry	2,517	11	2,272	4	2,187	2

        Increased sales volume of HUMIRA and increased volume and price for Depakote favorably impacted U.S. Specialty sales. U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006. In addition, increased sales volume for Omnicef in 2006 and 2005 and increased sales of TriCor in all three years favorably impacted U.S. Primary Care sales. These increases were partially offset by lower sales of Omnicef in 2007 and lower U.S. sales of Biaxin in all three years due primarily to the introduction of generic competition. U.S. sales of Omnicef were $235 million, $637 million and $495 million in 2007, 2006 and 2005, respectively, and U.S. sales of Biaxin were $36 million, $151 million and $306 million in 2007, 2006 and 2005, respectively. Increased sales volume of HUMIRA favorably impacted International Pharmaceuticals sales, partially offset by decreased sales volume in 2006 due to generic competition for clarithromycin. The decrease in sales of U.S. Pediatric Nutritionals in 2005 was primarily due to overall infant nutritionals non-WIC category decline and competitive share loss. International Pediatric Nutritionals sales increases were due primarily to volume growth in developing countries. U.S. Adult Nutritionals sales in 2005 were favorably impacted by the acquisition of EAS in the fourth quarter of 2004. International sales in 2007 were also favorably impacted by the effect of the relatively weaker U.S. dollar. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in footnote 1 to the consolidated financial statements. Related net sales were $184 million in 2007, $199 million in 2006 and $177 million in 2005.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. Significant ongoing generic activities and significant patent and license expirations in the next three years are as follows. The U.S. composition of matter patent for Depakote expires in July of 2008. Abbott holds non-composition of matter patents on the extended release form of Depakote. U.S. sales of Depakote were $1.5 billion in 2007. The Pharmaceutical Products segment markets Depakote. Some patents under license in the Vascular Products segment related to rapid exchange technology expire in 2008, however the impact is not expected to be material. The patent for Prevacid, which is marketed by TAP Pharmaceuticals, expires in 2009.

Operating Earnings

        Gross profit margins were 55.9 percent of net sales in 2007, 56.3 percent in 2006 and 52.4 percent in 2005. The decrease in the gross profit margin in 2007 was due, in part, to the effect of the unfavorable impact in 2007 of the completion of the U.S. co-promotion of Synagis in 2006 as well as generic competition for Omnicef and Biaxin sales in 2007. Increased amortization of intangible assets acquired in 2006 also had an unfavorable impact on the gross profit margins in 2007. The increase in the gross profit margin in 2006 was due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that had lower margins than other products in the Pharmaceutical Products segment and the decrease in the gross profit margin in 2005 was due to unfavorable product mix, primarily as a result of increased sales of Boehringer Ingelheim products. Restructuring charges, discussed below, reduced the gross profit margins in 2007, 2006 and 2005 by 0.7 percentage points, 1.1 percentage points and 0.8 percentage points, respectively. Gross profit margins in all years were also affected by productivity improvements, higher commodity costs, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth and the effects of inflation.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Food Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Pharmaceutical Products segments. Higher commodity costs unfavorably impacted the gross profit margins for the Nutritional Products segment in 2007 and pricing pressures unfavorably impacted the gross profit margins in 2006 and 2005.

        The gross profit margins for the Pharmaceutical Products segment were favorably impacted in 2006 and unfavorably impacted in 2005 by product mix. The favorable product mix in 2006 was due to decreased sales of lower margin Boehringer Ingelheim products and the unfavorable impact on the gross profit margin in 2005 was due primarily to increased sales of lower margin Boehringer Ingelheim products and higher other manufacturing costs.

        Research and development expense, excluding acquired in-process and collaborations research and development, was $2.5 billion in 2007, $2.3 billion in 2006 and $1.8 billion in 2005 and represented increases of 11.1 percent in 2007, 23.8 percent in 2006 and 7.3 percent in 2005. The effect of recording compensation expense relating to share-based awards in 2006 and additional costs associated with Abbott's decision to discontinue the commercial development of the ZoMaxx drug-eluting stent increased research and development expenses by 6.3 percentage points over 2005. The increases in 2007 and 2006 were also affected by the acquisitions of Guidant's vascular intervention and endovascular solutions businesses in April 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. These increases also reflect increased spending to support pipeline programs, including new indications for HUMIRA, and ABT-335 (a cholesterol drug), ABT-335/Crestor fixed-dose combination, ABT-874 (a biologic for psoriasis and Crohn's disease), controlled-release Vicodin CR, Xience V, as well as several Phase I and Phase II clinical programs in neuroscience and oncology. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 16.7 percent in 2007 compared to increases of 15.5 percent in 2006 and 11.7 percent in 2005. The 2007 increase reflects the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. The 2006 increase reflects recording compensation expense relating to share-based awards, a philanthropic contribution to the Abbott Fund and the acquisition of Guidant's vascular intervention and endovascular solutions businesses. These items increased selling, general and administrative expenses by 8.6 percentage points over 2005. The restructuring charges discussed below and an increase in a bad debt reserve associated with an unfavorable court ruling increased the percent change from 2004 by 2.7 percentage points in 2005. The remaining increases in selling, general and administrative expenses were due primarily to increased selling and marketing support for new and existing products, including continued spending for

HUMIRA and the continuing international launch of Xience V, as well as spending on other marketed pharmaceutical products. Increases in all three years also reflect inflation and additional selling and marketing support primarily in the Pharmaceutical Products segment.

Restructurings
(dollars in millions)

        In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2007, 2006 and 2005, Abbott recorded pretax charges against earnings of approximately $107, $210 and $256, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94, $181 and $174, respectively, is classified as cost of products sold, $3, $29 and $10, respectively, as research and development and $10 in 2007 and $72 in 2005 as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $90, $70 and $14 were subsequently recorded in 2007, 2006 and 2005, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.

        The following summarizes the activity for restructurings:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$192	$64	$256
Payments, impairments and other adjustments	(37)	(64)	(101)

Accrued balance at December 31, 2005	155	—	155
2006 restructuring charges	118	93	211
Payments, impairments and other adjustments	(80)	(93)	(173)

Accrued balance at December 31, 2006	193	—	193
2007 restructuring charges	122	38	160
Payments, impairments and other adjustments	(121)	(38)	(159)

Accrued balance at December 31, 2007	$194	$—	$194

        Abbott expects to incur up to an additional $73 in future periods for restructuring plans, primarily for accelerated depreciation.

Interest Expense

        Interest expense increased in 2007 and 2006 due primarily to higher borrowings as a result of the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott's investment in the Boston Scientific common stock and note receivable.

Other (income) expense, net

        Other (income) expense, net for 2007 includes a $190 million fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific common stock. Other (income) expense, net for 2007 and 2006 includes fair value gain adjustments of $28 million and $91 million, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Taxes on Earnings

        The income tax rates on earnings were 19.3 percent in 2007, 24.6 percent in 2006 and 27.0 percent in 2005. Taxes on earnings in 2006 reflect the effect of the tax rates applied to acquired in-process research and development and the resolution of prior years' income tax audits and the effect of other discrete tax items. For 2006, the tax rates applied to acquired in-process and collaborations research and development increased the effective tax rate by 6.6 percentage points and the effect of the income tax audit resolution and other discrete tax items decreased the effective tax rate by 5.5 percentage points. In 2005, Abbott remitted $4.3 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004 and recorded additional tax expense of $245 million, which increased the effective tax rate by approximately 5.3 percentage points. This was partially offset by adjustments of prior years' tax accounts resulting primarily from resolution of prior years' accrual requirements, which decreased the effective tax rate by 2.3 percentage points. Abbott expects to apply an annual effective rate of somewhat above 19 percent in 2008.

Recently Adopted Accounting Standards

        Effective January 1, 2007, Abbott adopted Statement of Financial Accounting Standards (SFAS) No. 157, "Fair Value Measurements," and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." Adoption of these Standards did not have a material impact on Abbott's financial position. However, adoption of SFAS No. 159 and SFAS No. 157 resulted in a decrease to Earnings employed in the business of approximately $189 million, substantially offset by an increase to Accumulated other comprehensive income (loss) of approximately $182 million as of January 1, 2007.

        Effective January 1, 2007, Abbott adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." FASB Interpretation No. 48 requires that a recorded tax benefit must be more likely than not of being sustained upon examination by tax authorities based upon its technical merits. The amount of benefit recorded is the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Adoption of this Interpretation did not have a material impact on Abbott's financial position.

Business Combinations, Technology Acquisitions and Related Transactions

        In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals Inc., to expand Abbott's presence in the lipid management market and to provide several on-market and late-stage pipeline products. Kos Pharmaceuticals Inc. was a specialty pharmaceutical company that developed and marketed proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. This business was acquired on December 13, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed primarily with short-term debt. The allocation of the purchase price resulted in a charge of $1.3 billion for acquired in-process research and development, intangible assets of $821 million, goodwill (primarily non-deductible) of $1.6 billion and net liabilities, primarily deferred income taxes recorded at acquisition of $331 million. Acquired intangible assets are being amortized over 4 to 15 years. Non-deductible acquired in-process research and development was charged to income in 2006.

        A substantial amount of the acquired in-process research and development charge relating to the Kos acquisition related primarily to cholesterol treatment drugs. The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition. The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent. In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels. As of December 31, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule. The estimated projected costs to complete the projects totaled approximately $75 million as of December 31, 2007 with anticipated product launches from 2008 through 2010. There have been no significant changes in the development plans for the acquired incomplete projects. Significant net cash inflows will commence with the launches of the products.

        In order to expand Abbott's presence in the growing vascular market, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 for approximately $4.1 billion, in cash, in connection with Boston Scientific's acquisition of Guidant. In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan. Government approvals are anticipated in 2008 for the U.S. and in 2009 for Japan. Each $250 million payment will result in the recording of additional goodwill. The allocation of the purchase price resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million. Acquired intangible assets are being amortized over 4 to 15 years. Deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

        A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents. The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition. The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent. In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels. As of December 31, 2007, the research efforts were primarily on schedule. The estimated projected costs to complete totaled approximately $390 million as of December 31, 2007, with anticipated product launch dates from 2008 through 2013. There have been no significant changes in the development plans for the acquired incomplete projects. Significant net cash inflows will commence within one to two years after product launch.

        In order to facilitate Boston Scientific's acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date. In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott's sale of the shares. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. Changes in the fair value of the derivative financial instruments, net are recorded in Other (income) expense, net.

        In 2005, Abbott acquired the remaining interest in a small medical products company and a less than 50 percent equity interest in a small medical products company for $25 million. In 2005, Abbott also acquired additional rights related to HUMIRA for approximately $270 million, which are being amortized over 13 years.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $5.2 billion, $5.3 billion and $5.0 billion in 2007, 2006 and 2005, respectively. Cash from operating activities in 2007 and 2006 compared to 2005 is higher due to higher net earnings adjusted for after-tax non-cash charges for acquired in-process research and development in 2006 and share-based compensation and higher contributions to retirement benefit plans in 2005 compared to 2007 and 2006; partially offset by higher income tax payments in 2006, including tax payments related to the 2005 remittances of foreign earnings under the American Jobs Creation Act. Abbott funds its domestic pension plans according to IRS funding limitations. In 2007 and 2006, $200 million was funded to the main domestic pension plan and in 2005, $641 million was funded to the main domestic pension plan. Abbott expects pension funding for its main domestic pension plan of $200 million annually. The increased contribution in 2005 was due, in part, to the investment of cash remitted under the American Jobs Creation Act of 2004. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2007, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $3.0 billion that support commercial paper borrowing arrangements. These lines of credit expire in 2012.

        In October 2006, the board of directors authorized the purchase of $2.5 billion of Abbott's common shares from time to time and no shares were purchased under this authorization in 2006. In 2007, Abbott purchased approximately 19.0 million of its common shares at a cost of approximately $1.0 billion. In 2006 and 2005, Abbott purchased approximately 17.3 million and 30.0 million, respectively, of its common shares under prior authorizations at a cost of approximately $755 million and $1.3 billion, respectively.

        Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott issued $3.5 billion of long-term debt in 2007 that matures in 2012 through 2037 with interest rates ranging from 5.15 percent to 6.15 percent. Proceeds from this debt were used to pay down short-term borrowings that were incurred to partially fund the acquisition of Kos Pharmaceuticals Inc. Under the same registration statement, Abbott issued $4.0 billion of long-term debt in 2006 that matures in 2009 through 2016 with interest rates ranging from 5.375 percent to 5.875 percent. Proceeds from this debt were used to pay down domestic commercial paper borrowings that were incurred to partially fund the acquisition of Guidant's vascular intervention and endovascular solutions businesses. In addition, commercial paper borrowings were used to repay $1.9 billion of long-term debt in 2006. In 2005, Abbott borrowed $1.9 billion of long-term debt that was scheduled to mature in May 2008 with variable interest rates above LIBOR. In 2007 and 2006, $300 million and $1.6 billion, respectively, of this debt was paid prior to maturity.

Working Capital

        Working capital was $4.9 billion at December 31, 2007 and $4.0 billion at December 31, 2005. At December 31, 2006, current liabilities exceeded current assets by approximately $669 million as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals Inc. in December 2006.

Capital Expenditures

        Capital expenditures of $1.7 billion in 2007, $1.3 billion in 2006 and $1.2 billion in 2005 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2007:

	Payment Due By Period
	Total	2008	2009-2010	2011-2012	2013 and Thereafter
	(dollars in millions)
Long-term debt, including current maturities and future interest payments	$14,831	$1,365	$2,052	$3,722	$7,692
Operating lease obligations	434	87	131	87	129
Capitalized auto lease obligations	78	26	52	—	—
Purchase commitments (a)	3,551	3,194	283	67	7
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	2,192	—	325	362	1,505
Other	1,100	—	742	115	243

Total	$22,186	$4,672	$3,585	$4,353	$9,576

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Contingent Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events. In connection with the acquisition of Guidant's vascular intervention and endovascular solutions businesses, Abbott will pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan. Government approvals are anticipated in 2008 for the U.S. and in 2009 for Japan. In addition, Abbott has retained liabilities for taxes on income prior to the spin-off of Hospira and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

Recently Issued Accounting Standards

        In December 2007, the FASB issued two standards: SFAS No. 141 (revised 2007) "Business Combinations" and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." Abbott will adopt these standards on January 1, 2009. Statement No. 141 (revised 2007) will impact Abbott primarily in five areas: acquired in-process research and development will be accounted for as an indefinite lived intangible asset until approval or discontinuation rather than as expense; acquisition costs will be expensed rather than added to the cost of an acquisition; restructuring costs in connection with an acquisition will be expensed rather than added to the cost of an acquisition; the fair value of contingent consideration at the date of an acquisition will be included in the cost of an acquisition; and the fair value of contingent liabilities that are more likely than not of occurrence will be recorded at the date of an acquisition. The effect of these changes will be applicable to acquisitions on or after January 1, 2009. Adoption of Statement No. 160 will not have a material effect on Abbott.

Legislative Issues

        In August 2006, the President of the United States signed the Pension Protection Act of 2006. Among other things, the Act establishes new minimum funding requirements for plan years beginning in 2008. Abbott does not expect this Act to significantly impact future fundings of its domestic defined benefit pension plans.

        Abbott's primary markets are highly competitive and subject to substantial government regulation throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in 1A, Risk Factors, to the Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Investment in Boston Scientific Common Stock and Note Receivable

        At December 31, 2007, Abbott held 26.4 million shares, or approximately $300 million of Boston Scientific common stock. Subsequent to year end, all of these shares were sold resulting in a small gain. At December 31, 2006, Abbott held 64.6 million shares, or approximately $1 billion of Boston Scientific common stock. Abbott also has a $900 million loan, due in April 2011, to a wholly-owned subsidiary of Boston Scientific as of December 31, 2007 and 2006, and, as such, is subject to credit risk.

Other Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. Excluding Boston Scientific, the market value of these investments was approximately $193 million and $97 million, respectively, as of December 31, 2007 and 2006. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2007 by approximately $39 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $37 million and $33 million as of December 31, 2007 and 2006, respectively. No individual investment is in excess of $13 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2007 and 2006, Abbott had interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of debt due in 2009 through 2014. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2007 and 2006 amounted to $10.6 billion and $7.1 billion, respectively (average interest rates of 5.0% and 4.7%, respectively) with maturities through 2037. At December 31, 2007 and 2006, the fair market value of current and long-term investment securities amounted to $896 million and $941 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2007 and 2006, Abbott held $5.5 billion and $5.6 billion, respectively, of such contracts, which mature in the next twelve months.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2007 and 2006, Abbott held $281 million and $768 million, respectively, of such contracts, which all mature in the following calendar year.

        Abbott has designated approximately $1.7 billion of foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss).

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2007 and 2006:

	2007			2006
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$2,630	1.464	$(11)	$2,644	1.301	$(38)
British Pound	1,030	2.041	—	1,910	1.928	(14)
Japanese Yen	939	113.9	(5)	898	115.5	(3)
Canadian Dollar	426	0.995	(1)	332	1.115	6
All other currencies	716	N/A	(4)	603	N/A	(3)

Total	$5,741		$(21)	$6,387		$(52)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2007	2006	2005
Net Sales	$25,914,238	$22,476,322	$22,337,808

Cost of products sold	11,422,046	9,815,147	10,641,111
Research and development	2,505,649	2,255,271	1,821,175
Acquired in-process and collaborations research and development	—	2,014,000	17,131
Selling, general and administrative	7,407,998	6,349,685	5,496,123

Total Operating Cost and Expenses	21,335,693	20,434,103	17,975,540

Operating Earnings	4,578,545	2,042,219	4,362,268
Interest expense	593,142	416,172	241,355
Interest (income)	(136,752)	(123,825)	(87,693)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(498,016)	(475,811)	(441,388)
Net foreign exchange (gain) loss	14,997	28,441	21,804
Other (income) expense, net	135,526	(79,128)	8,270

Earnings Before Taxes	4,469,648	2,276,370	4,619,920
Taxes on Earnings	863,334	559,615	1,247,855

Net Earnings	$3,606,314	$1,716,755	$3,372,065

Basic Earnings Per Common Share	$2.34	$1.12	$2.17

Diluted Earnings Per Common Share	$2.31	$1.12	$2.16

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,543,082	1,529,848	1,552,457
Dilutive Common Stock Options and Awards	16,975	6,876	11,646

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,560,057	1,536,724	1,564,103

Outstanding Common Stock Options Having No Dilutive Effect	6,406	23,567	22,469

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2007	2006	2005
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,606,314	$1,716,755	$3,372,065
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	1,072,855	983,485	868,808
Amortization of intangible assets	782,031	575,265	490,131
Share-based compensation	429,677	329,957	30,140
Acquired in-process research and development	—	1,927,300	17,131
Investing and financing (gains) losses, net	356,331	277,388	125,328
Trade receivables	(431,846)	(101,781)	(98,216)
Inventories	131,324	104,653	(88,257)
Prepaid expenses and other assets	(418,344)	(283,455)	(406,858)
Trade accounts payable and other liabilities	(82,960)	(183,203)	199,703
Income taxes	(261,539)	(84,275)	537,429

Net Cash From Operating Activities	5,183,843	5,262,089	5,047,404

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses and technologies, net of cash acquired	—	(7,923,163)	(295,123)
Acquisitions of property and equipment	(1,656,207)	(1,337,818)	(1,207,493)
Sales of (investment in) Boston Scientific common stock; and (investments in) note receivable and derivative financial instruments	568,437	(2,095,780)	—
Purchases of investment securities	(32,852)	(33,632)	(15,670)
Proceeds from sales of investment securities	17,830	18,476	783,599
Other	(33,485)	(25,712)	14,600

Net Cash (Used in) Investing Activities	(1,136,277)	(11,397,629)	(720,087)

Cash Flow From (Used in) Financing Activities:
(Repayments of) net proceeds from issuance of short-term debt and other	(3,603,481)	5,183,225	(1,528,180)
Proceeds from issuance of long-term debt	3,500,000	4,000,000	1,851,013
(Repayment) of long-term debt	(441,012)	(3,532,408)	(150,000)
Purchases of common shares	(1,058,793)	(754,502)	(1,302,314)
Proceeds from stock options exercised, including income tax benefit	1,249,804	502,782	223,637
Dividends paid	(1,959,150)	(1,777,170)	(1,686,472)

Net Cash (Used in) From Financing Activities	(2,312,632)	3,621,927	(2,592,316)

Effect of exchange rate changes on cash and cash equivalents	200,258	73,966	(193,954)

Net cash provided by operating activities of discontinued operations of Hospira, Inc.	—	67,152	127,012

Net Increase (Decrease) in Cash and Cash Equivalents	1,935,192	(2,372,495)	1,668,059
Cash and Cash Equivalents, Beginning of Year	521,192	2,893,687	1,225,628

Cash and Cash Equivalents, End of Year	$2,456,384	$521,192	$2,893,687

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2007	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$2,456,384	$521,192	$2,893,687
Investments, including $307,500 of investments measured at fair value at December 31, 2007	364,443	852,243	62,406
Trade receivables, less allowances of — 2007: $258,288; 2006: $215,443; 2005: $203,683	4,946,876	4,231,142	3,576,794
Inventories —
Finished products	1,677,083	1,338,349	1,203,557
Work in process	681,634	686,425	630,267
Materials	592,725	781,647	708,155

Total inventories	2,951,442	2,806,421	2,541,979
Deferred income taxes	2,109,872	1,716,916	1,248,569
Other prepaid expenses and receivables	1,213,716	1,153,969	1,062,593

Total Current Assets	14,042,733	11,281,883	11,386,028

Investments	1,125,262	1,229,873	134,013

Property and Equipment, at Cost:
Land	494,021	488,342	370,949
Buildings	3,589,050	3,228,485	2,655,356
Equipment	10,393,402	9,947,503	8,813,517
Construction in progress	1,121,328	737,609	920,599

	15,597,801	14,401,939	12,760,421
Less: accumulated depreciation and amortization	8,079,652	7,455,504	6,757,280

Net Property and Equipment	7,518,149	6,946,435	6,003,141

Intangible Assets, net of amortization	5,720,478	6,403,619	4,741,647
Goodwill	10,128,841	9,449,281	5,219,247
Deferred Income Taxes and Other Assets	1,178,461	867,081	1,657,127

	$39,713,924	$36,178,172	$29,141,203

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2007	2006	2005
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,827,361	$5,305,985	$212,447
Trade accounts payable	1,219,529	1,175,590	1,032,516
Salaries, wages and commissions	859,784	807,283	625,254
Other accrued liabilities	3,713,104	3,850,723	2,783,473
Dividends payable	504,540	453,994	423,335
Income taxes payable	80,406	262,344	488,926
Current portion of long-term debt	898,554	95,276	1,849,563

Total Current Liabilities	9,103,278	11,951,195	7,415,514

Long-term Debt	9,487,789	7,009,664	4,571,504

Post-employment Obligations and Other Long-term Liabilities	3,344,317	3,163,127	2,155,837

Deferred Income Taxes	—	—	583,077

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares
Issued at stated capital amount —
Shares: 2007: 1,580,854,677; 2006: 1,550,590,438; 2005: 1,553,769,958	6,104,102	4,290,929	3,477,460
Common shares held in treasury, at cost —
Shares: 2007: 30,944,537; 2006: 13,347,272; 2005: 14,534,979	(1,213,134)	(195,237)	(212,255)
Earnings employed in the business	10,805,809	9,568,728	10,404,568
Accumulated other comprehensive income (loss)	2,081,763	389,766	745,498

Total Shareholders' Investment	17,778,540	14,054,186	14,415,271

	$39,713,924	$36,178,172	$29,141,203

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2007	2006	2005
Common Shares:
Beginning of Year Shares: 2007: 1,550,590,438; 2006: 1,553,769,958; 2005: 1,575,147,418	$4,290,929	$3,477,460	$3,189,465
Issued under incentive stock programs
Shares: 2007: 30,264,239; 2006: 14,456,341; 2005: 8,752,085	1,316,294	526,435	299,329
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	163,808	42,062	52,363
Share-based compensation	433,319	337,428	28,731
Issuance of restricted stock awards	(100,248)	(52,392)	(27,125)
Retired — Shares: 2006: 17,635,861; 2005: 30,129,545	—	(40,064)	(65,303)

End of Year Shares: 2007: 1,580,854,677; 2006: 1,550,590,438; 2005: 1,553,769,958	$6,104,102	$4,290,929	$3,477,460

Common Shares Held in Treasury:
Beginning of Year Shares: 2007: 13,347,272; 2006: 14,534,979; 2005: 15,123,800	$(195,237)	$(212,255)	$(220,854)
Issued under incentive stock programs Shares: 2007: 2,063,123; 2006: 1,197,838; 2005: 588,821	37,080	17,492	8,599
Purchased Shares: 2007: 19,660,388; 2006: 10,131	(1,054,977)	(474)	—

End of Year Shares: 2007: 30,944,537; 2006: 13,347,272; 2005: 14,534,979	$(1,213,134)	$(195,237)	$(212,255)

Earnings Employed in the Business:
Beginning of Year	$9,568,728	$10,404,568	$10,033,440
Net earnings	3,606,314	1,716,755	3,372,065
Cash dividends declared on common shares (per share — 2007: $1.30; 2006: $1.18; 2005: $1.10)	(2,009,696)	(1,807,829)	(1,704,077)
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	(188,534)	—	—
Cost of common shares retired in excess of stated capital amount	(237,958)	(780,152)	(1,315,397)
Cost of treasury shares issued below market value	66,955	35,386	18,537

End of Year	$10,805,809	$9,568,728	$10,404,568

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$389,766	$745,498	$1,323,732
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	181,834	—	—

Beginning of Year, as adjusted	571,600	745,498	1,323,732
Other comprehensive income (loss)	1,510,163	898,266	(578,234)
Adjustment to recognize net actuarial gain (loss) and prior service cost as a component of accumulated other comprehensive income (loss), net of tax	—	(1,253,998)	—

End of Year	$2,081,763	$389,766	$745,498

Comprehensive Income	$5,116,477	$2,615,021	$2,793,831

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 25 percent, 23 percent and 24 percent of trade receivables as of December 31, 2007, 2006 and 2005, respectively. Product warranties are not significant.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events. In connection with the spin-off of Hospira, Inc., Abbott has retained liabilities for taxes on income prior to the spin-off and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. In December 2005, certain foreign subsidiaries borrowed approximately $1.4 billion. These borrowings and related interest expense have been reflected on the December 31, 2005 Consolidated Balance Sheet and 2005 Consolidated Statement of Earnings. No other events occurred related to these foreign subsidiaries in December 2007, 2006 and 2005 that materially affected the financial position, results of operations or cash flows.

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

Note 1 — Summary of Significant Accounting Policies (Continued)

        INCOME TAXES — On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Interest and penalties on income tax obligations are included in taxes on income.

        PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rate and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual return are amortized over a five-year period. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott's shareholders' equity of approximately $1.3 billion.

        FAIR VALUE MEASUREMENTS — On January 1, 2007, Abbott adopted SFAS No. 157 "Fair Value Measurements." Adoption of the provisions of this standard did not have a material effect on Abbott's financial position. For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash inflows, risk, the cost of capital, terminal values and market participants. Intangible assets and goodwill are reviewed for impairment at least on a quarterly and annual basis, respectively.

        SHARE-BASED COMPENSATION — Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement stock options granted to employees. Restricted stock awards and units have been amortized over their service period with a charge to compensation expense. In 2006, Abbott adopted SFAS No. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of stock options be recorded in the results of operations.

        LITIGATION — Abbott accounts for litigation losses in accordance with SFAS No. 5. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

Note 1 — Summary of Significant Accounting Policies (Continued)

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Except for Abbott's investment in the common stock of Boston Scientific, investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Beginning on January 1, 2007, the investment in the common stock of Boston Scientific is accounted for as a trading security with changes in fair value recorded in income. Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

        Abbott reviews the carrying value of investments in equity securities each quarter to determine whether an other than temporary decline in market value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. Abbott considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to Other (income) expense, net.

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

        PRODUCT LIABILITY — Abbott accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized. Abbott carries third-party insurance coverage in amounts that reflect historical loss experience, which does not include coverage for sizable losses.

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Note 2 — Supplemental Financial Information (dollars in thousands)

	2007	2006	2005
Current Investments:
Time deposits and certificates of deposit	$56,943	$76,994	$62,406
Boston Scientific common stock	307,500	775,249	—

Total	$364,443	$852,243	$62,406

	2007	2006	2005
Long-term Investments:
Boston Scientific common stock	$—	$248,049	$—
Other equity securities	229,518	129,830	116,447
Note receivable from Boston Scientific, 4% interest, due in 2011	850,594	837,260	—
Other	45,150	14,734	17,566

Total	$1,125,262	$1,229,873	$134,013

        In 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows companies to measure specific financial assets and liabilities at fair value, such as debt or equity investments. The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007. Abbott applied the fair value option to its investment in Boston Scientific stock under SFAS No. 159 because, unlike its other equity investments, the Boston Scientific stock is not a strategic investment and Abbott is required to dispose of the stock no later than October 2008. Abbott was subject to a limitation on the amount of shares it may sell in any one month through October 2007 and Abbott will not reacquire the Boston Scientific shares it sells. Accordingly, since at adoption, realized gains or losses were expected in the near future, the fair value option better represented the near-term expected earnings impact from sales of the stock. Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption of the standard. The pretax and after tax adjustment to Earnings employed in the business upon adoption was $297,000 and $189,000, respectively, and the fair value and carrying amount of the investment before and after adoption was approximately $1,000,000. The pretax and after tax adjustment to Accumulated other comprehensive income (loss) was $303,000 and $182,000, respectively. The effect of the adoption on deferred income taxes was not significant.

        Other (income) expense, net for 2007 includes a $190,000 fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37,000 on the sales of Boston Scientific common stock. Other (income) expense, net for 2007 and 2006 includes fair value gain

Note 2 — Supplemental Financial Information (dollars in thousands) (Continued)

adjustments of $28,000 and $91,000, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

	2007	2006	2005
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$661,822	$660,875	$620,300
Accrued other rebates (a)	444,633	390,863	206,514
All other	2,606,649	2,798,985	1,956,659

Total	$3,713,104	$3,850,723	$2,783,473

(a)
Accrued wholesaler chargeback rebates of $156,996, $122,729 and $83,551 at December 31, 2007, 2006 and 2005, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2007	2006	2005
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$1,872,518	$1,897,525	$1,087,159
All other	1,471,799	1,265,602	1,068,678

Total	$3,344,317	$3,163,127	$2,155,837

	2007	2006	2005
Comprehensive Income, net of tax:
Foreign currency gain (loss) translation adjustments	$1,153,209	$1,033,968	$(953,726)
Minimum pension liability adjustments, net of taxes of $(199,100) in 2005	—	5,361	346,172
Net actuarial gains and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(225,500)	342,724	—	—
Unrealized gains (losses) on marketable equity securities, net of income taxes of $(31,100) in 2007 and $118,500 in 2006	53,844	(177,722)	(9,254)
Net adjustments for derivative instruments designated as cash flow hedges	(39,614)	36,659	38,574

Other comprehensive income (loss)	1,510,163	898,266	(578,234)
Net Earnings	3,606,314	1,716,755	3,372,065

Comprehensive Income	$5,116,477	$2,615,021	$2,793,831

	2007	2006	2005
Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(2,948,352)	$(1,795,143)	$(761,175)
Cumulative minimum pension liability adjustments	—	—	8,931
Net actuarial losses and prior service cost and credits	914,844	1,257,568	—
Cumulative unrealized (gains) loss on marketable equity securities	(66,403)	169,275	(8,447)
Cumulative losses (gain) on derivative instruments designated as cash flow hedges	18,148	(21,466)	15,193

Note 2 — Supplemental Financial Information (dollars in thousands) (Continued)

        On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Adoption of this statement resulted in a decrease in Abbott's shareholders' equity of $1,257,568, net of taxes of approximately $733,000.

	2007	2006	2005
Supplemental Cash Flow Information:
Income taxes paid	$951,648	$1,281,711	$746,504
Interest paid	563,891	428,868	213,067

Note 3 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $281 million, $768 million and $222 million at December 31, 2007, 2006 and 2005, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in a charge of $12 million in 2007 and credits of $16 million and $39 million to Accumulated other comprehensive income (loss) in 2006 and 2005, respectively. Ineffectiveness recorded in 2007, 2006 or 2005 was not significant. Accumulated gains and losses as of December 31, 2007 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2007, 2006 and 2005, Abbott held $5.5 billion, $5.6 billion and $3.9 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated approximately $1.7 billion of foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax, resulting in a charge of $72 million to Accumulated other comprehensive income (loss) in 2007.

        Abbott is a party to interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of $1.5 billion of fixed-rate debt due 2009 through 2014. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2007, 2006 and 2005.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $108 million and $(3) million, respectively, at December 31, 2007; $21 million and $(304) million, respectively, at December 31, 2006 and $18 million and $(4) million, respectively, at December 31, 2005.

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

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

	2007		2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Current Investments:
Available-for-Sale Equity Securities	$—	$—	$775	$775	$—	$—
Trading Securities	308	308	—	—	—	—
Other	57	57	77	77	62	62
Long-term Investments:
Available-for-Sale Equity Securities	230	230	378	378	116	116
Note Receivable	851	809	837	849	—	—
Other	45	40	15	15	18	18
Total Long-term Debt	(10,386)	(10,593)	(7,105)	(7,113)	(6,421)	(6,375)
Foreign Currency Forward Exchange Contracts:
Receivable position	24	24	34	34	19	19
(Payable) position	(45)	(45)	(86)	(86)	(34)	(34)
Interest Rate Hedge Contracts	(25)	(25)	(85)	(85)	(82)	(82)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Balance at December 31 2007	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
	(dollars in millions)
Assets:
Trading securities	$308	$308	$—
Marketable available-for-sale securities	193	193	—
Foreign currency forward exchange contracts	24	—	24

	$525	$501	$24

Liabilities:
Interest rate swap derivative financial instruments	$25	$—	$25
Fair value of hedged long-term debt	1,475	—	1,475
Foreign currency forward exchange contracts	45	—	45

	$1,545	$—	$1,545

        In 2007, adjustments to record a derivative financial instrument liability whose value was derived using significant unobservable inputs resulted in a credit to Other (income) expense, net, in the amount of $25 million. The value of this derivative financial instrument liability was zero at December 31, 2007.

Note 4 — Post-Employment Benefits (dollars in thousands)

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2007	2006	2005	2007	2006	2005
Projected benefit obligations, January 1	$5,614,060	$5,041,086	$4,753,225	$1,520,412	$1,292,301	$1,112,124
Service cost — benefits earned during the year	249,098	218,662	205,286	57,991	55,618	43,554
Interest cost on projected benefit obligations	316,163	275,389	259,709	97,030	79,988	64,088
Losses (gains), primarily changes in discount and medical cost trend rates, plan design changes, law changes and differences between actual and estimated health care costs	(308,760)	64,003	142,453	(100,739)	133,766	138,442
Benefits paid	(228,009)	(212,630)	(195,964)	(61,048)	(67,511)	(65,907)
Acquisitions	—	86,024	—	—	26,250	—
Other, primarily foreign currency translation	140,821	141,526	(123,623)	—	—	—

Projected benefit obligations, December 31	$5,783,373	$5,614,060	$5,041,086	$1,513,646	$1,520,412	$1,292,301

Plans' assets at fair value, January 1	$5,085,626	$4,348,779	$3,465,666	$212,035	$149,080	$—
Actual return on plans' assets	442,536	507,223	384,912	19,578	22,955	9,080
Company contributions	282,619	266,269	755,982	136,048	107,511	205,907
Benefits paid	(228,009)	(212,630)	(195,964)	(61,048)	(67,511)	(65,907)
Acquisitions	—	92,760	—	—	—	—
Other, primarily foreign currency translation	83,902	83,225	(61,817)	—	—	—

Plans' assets at fair value, December 31	$5,666,674	$5,085,626	$4,348,779	$306,613	$212,035	$149,080

Projected benefit obligations greater than plans' assets, December 31	$(116,699)	$(528,434)	$(692,307)	$(1,207,033)	$(1,308,377)	$(1,143,221)

Unrecognized actuarial losses, net			1,501,409			697,717
Unrecognized prior service cost (credits)			5,004			(264,499)

Net prepaid (accrued) benefit cost			$814,106			$(710,003)

Long-term assets	$576,146	$84,266		$—	$—
Short-term liabilities	(27,360)	(23,552)		—	—
Long-term liabilities	(665,485)	(589,148)		(1,207,033)	(1,308,377)

Net liability	$(116,699)	$(528,434)		$(1,207,033)	$(1,308,377)

Accrued benefit cost			$(463,789)			$(710,003)
Prepaid benefit cost			1,262,892			—
Intangible assets			130			—
Accumulated other comprehensive income (loss)			14,873			—

Net prepaid (accrued) benefit cost			$814,106			$(710,003)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$919,710	$1,343,052		$635,302	$785,778
Prior service cost (credits)	39,911	42,659		(227,397)	(248,947)

Total	$959,621	$1,385,711		$407,905	$536,831

        The projected benefit obligations for non-U.S. defined benefit plans was $1,754,000, $1,483,000 and $1,148,000 at December 31, 2007, 2006 and 2005, respectively. The accumulated benefit obligations for all defined benefit plans was $4,920,000, $4,738,000 and $4,158,000 at December 31, 2007, 2006 and 2005, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2007, 2006 and 2005, the aggregate accumulated benefit obligations were $697,000, $544,000 and $465,000,

Note 4 — Post-Employment Benefits (dollars in thousands) (Continued)

respectively; the projected benefit obligations were $770,000, $592,000 and $508,000, respectively; and the aggregate plan assets were $84,000, $22,000 and $5,000, respectively.

	Defined Benefit Plans			Medical and Dental Plans
	2007	2006	2005	2007	2006	2005
Service cost — benefits earned during the year	$249,098	$218,662	$205,286	$57,991	$55,618	$43,554
Interest cost on projected benefit obligations	316,163	275,389	259,709	97,030	79,988	64,088
Expected return on plans' assets	(425,639)	(382,220)	(360,304)	(24,569)	(16,253)	(11,948)
Amortization of actuarial losses	81,110	78,288	65,744	54,727	44,612	31,569
Amortization of prior service cost (credits)	3,573	341	68	(21,550)	(21,160)	(21,160)

Total cost	$224,305	$190,460	$170,503	$163,629	$142,805	$106,103

        Other comprehensive income (loss) for 2007 includes amortization of actuarial losses and prior service cost of $81,110 and $3,573, respectively, and net actuarial gains of $341,408 for defined benefit plans. Other comprehensive income (loss) for 2007 includes amortization of actuarial losses and prior service credits of $54,727 and $21,550, respectively, and net actuarial gains of $95,748 for medical and dental plans. The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2007, that is expected to be recognized in the net periodic benefit cost in 2008 is $46,100 and $3,800, respectively, for defined benefit pension plans and $42,600 and $(21,500), respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans as of December 31, the measurement date of the plans, are as follows:

	2007	2006	2005
Discount rate	6.2%	5.7%	5.5%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2007	2006	2005
Discount rate	5.7%	5.5%	5.6%
Expected return on plan assets	8.3%	8.5%	8.4%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2007	2006	2005
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2012

Note 4 — Post-Employment Benefits (dollars in thousands) (Continued)

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2007, by $205,600/$(163,500), and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $28,700/$(22,400).

        Approximately 70% of Abbott's U.S. defined benefit plans and medical and dental plans assets are invested in equity securities with the remainder invested in primarily fixed income securities. The investment mix between equity securities and fixed income securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Abbott's domestic plans are invested in diversified portfolios of public-market equity and fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and, in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. Abbott's international defined benefit plans are invested in a corresponding manner, with some variance in portfolio structure around local practices.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2007 and 2006, $200,000 was funded to the main domestic pension plan and in 2005, $641,000 was funded to the main domestic pension plan. International pension plans are funded according to similar regulations. Abbott expects pension funding for its main domestic pension plan of $200,000 annually.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows:

	Defined Benefit Plans	Medical and Dental Plans
2008	$234,600	$79,200
2009	237,800	84,500
2010	247,500	89,800
2011	256,800	95,600
2012	270,800	99,700
2013 to 2017	1,621,800	567,900

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $119,000 in 2007, $102,000 in 2006 and $100,000 in 2005.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 5 — Taxes on Earnings (dollars in thousands)

        Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those

Note 5 — Taxes on Earnings (dollars in thousands) (Continued)

earnings of foreign subsidiaries which are intended to be remitted to the parent company. Except for taxes on dividends that were remitted under the American Jobs Creation Act of 2004, Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $12,330,000 at December 31, 2007. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2003 are settled, and the income tax returns for years after 2003 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows:

	2007	2006	2005
Earnings Before Taxes
Domestic	$669,984	$(868,384)	$2,068,232
Foreign	3,799,664	3,144,754	2,551,688

Total	$4,469,648	$2,276,370	$4,619,920

	2007	2006	2005
Taxes on Earnings
Current:
U.S. Federal and Possessions	$533,460	$491,579	$526,213
State	30,134	17,352	89,483
Foreign	675,205	633,947	616,118

Total current	1,238,799	1,142,878	1,231,814

Deferred:
Domestic	(303,657)	(544,678)	4,709
Foreign	(74,367)	(35,564)	17,035
Enacted tax rate changes	2,559	(3,021)	(5,703)

Total deferred	(375,465)	(583,263)	16,041

Total	$863,334	$559,615	$1,247,855

Note 5 — Taxes on Earnings (dollars in thousands) (Continued)

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
Benefit of lower tax rates and tax exemptions in Puerto Rico, the Netherlands and Ireland	(12.6)	(18.4)	(6.4)
Effect of taxes on remittances of foreign earnings in connection with the American Jobs Creation Act of 2004	—	—	5.3
Effect of non-deductible acquired in-process research and development	—	19.4	—
State taxes, net of federal benefit	0.4	0.3	1.2
Adjustments primarily related to resolution of prior years' accrual requirements	—	(5.8)	(1.8)
Domestic dividend exclusion	(3.1)	(5.9)	(2.7)
All other, net	(0.4)	—	(3.6)

Effective tax rate on earnings	19.3%	24.6%	27.0%

        As of December 31, 2007, 2006 and 2005, total deferred tax assets were $3,582,137, $3,172,933 and $2,040,906, respectively, and total deferred tax liabilities were $1,353,575, $1,136,964 and $1,355,181, respectively. Valuation allowances for deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

	2007	2006	2005
Compensation and employee benefits	$861,483	$921,313	$37,578
Trade receivable reserves	336,542	236,218	227,251
Inventory reserves	219,795	163,004	161,934
Deferred intercompany profit	261,427	390,144	319,402
State income taxes	84,420	51,494	49,153
Depreciation	(104,773)	(134,649)	(157,272)
Acquired in-process research and development and other accruals and reserves not currently deductible	1,751,428	1,268,445	1,132,954
Other, primarily the excess of book basis over tax basis of intangible assets	(1,196,627)	(872,334)	(1,095,182)

Total	$2,213,695	$2,023,635	$675,818

        On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Adoption of this Interpretation did not have a material impact on Abbott's financial position. The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in

Note 5 — Taxes on Earnings (dollars in thousands) (Continued)

tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

January 1, 2007	$712,700
Increase due to current year tax positions	339,600
Increase due to prior year tax positions	146,700
Decrease due to prior year tax positions	(10,900)
Settlements	(62,000)

December 31, 2007	$1,126,100

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $890,000. Abbott does not expect significant changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months, other than tax settlements.

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. Effective in 2007, the Diagnostic segment was reorganized. Prior years' segment information has been adjusted to reflect this change. For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as

Note 6 — Segment and Geographic Area Information (dollars in millions) (Continued)

described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers (a)			Operating Earnings (Loss) (a)			Depreciation and Amortization			Additions to Long-term Assets			Total Assets
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Pharmaceuticals (b) (c)	$14,632	$12,395	$13,691	$5,509	$4,522	$4,294	$330	$150	$170	$407	$2,615	$389	$9,197	$9,281	$6,766
Nutritionals (d)	4,388	4,313	3,937	855	1,206	1,036	115	112	99	388	184	81	3,261	2,467	2,219
Diagnostics	3,158	2,843	2,689	252	240	261	286	248	201	374	373	359	3,792	3,734	3,432
Vascular (c)	1,663	1,082	253	(188)	(115)	(136)	234	157	20	312	3,637	88	4,706	4,400	290

Total Reportable Segments	23,841	20,633	20,570	$6,428	$5,853	$5,455	$965	$667	$490	$1,481	$6,809	$917	$20,956	$19,882	$12,707

Other	2,073	1,843	1,768

Net Sales	$25,914	$22,476	$22,338

(a)
Net sales and operating earnings for 2007 and 2005 were favorably affected by the relatively weaker U.S. dollar and were unfavorably affected by the relatively stronger U.S. dollar in 2006.

(b)
The increase in Pharmaceutical Product Segment sales in 2007 is due primarily to the acquisition of Kos Pharmaceuticals Inc. in December 2006 and the decrease in 2006 is due primarily to the effects of the termination of a distribution agreement.

(c)
Additions to long-term assets for the Pharmaceutical Products segment includes goodwill and intangible assets acquired of $1,590 and $821, respectively, in 2006 and for the Vascular Products segment includes goodwill and intangible assets acquired of $1,688 and $1,195, respectively, in 2006.

(d)
The decrease in the Nutritional Products segment operating earnings in 2007 was primarily due to the completion of the U.S. co-promotion of Synagis in 2006.

	2007	2006	2005
Total Reportable Segment Operating Earnings	$6,428	$5,853	$5,455
Corporate functions and benefit plans costs (e)	(421)	(449)	(289)
Non-reportable segments	298	197	204
Net interest expense	(456)	(292)	(154)
Acquired in-process and collaborations research and development	—	(2,014)	(17)
Income from TAP Pharmaceutical Products Inc. joint venture	498	476	441
Share-based compensation (f)	(430)	(330)	(30)
Other, net (g)	(1,447)	(1,165)	(990)

Consolidated Earnings Before Taxes	$4,470	$2,276	$4,620

(e)
Corporate functions and benefit plans costs for 2006, includes a philanthropic contribution of $70 to the Abbott Fund.

(f)
The increase in share-based compensation in 2007 is partially due to the granting of replacement stock options as a result of the increase in the market value of Abbott common stock. Abbott adopted FASB No. 123 (revised 2004) "Share-Based Payment" on January 1, 2006.

Note 6 — Segment and Geographic Area Information (dollars in millions) (Continued)

(g)
Other, net for 2007 includes $197 for restructuring plans; $256 for acquisition integration and related costs primarily associated with the acquisitions of Guidant's vascular intervention and endovascular solutions and Kos Pharmaceuticals Inc. and a $190 fair market value loss adjustment to Abbott's investment in Boston Scientific common stock. Other, net for 2006 includes $281 for restructuring plans; $220 for acquisition integration and related costs primarily associated with the acquisition of Guidant's vascular intervention and endovascular solutions. Other, net for 2005 includes $266 for restructuring and impairment charges.

	2007	2006	2005
Total Reportable Segment Assets	$20,956	$19,882	$12,707
Cash and investments	3,946	2,603	3,090
Current deferred income taxes	2,110	1,717	1,249
Non-reportable segments	1,575	1,486	1,341
All other, net, primarily goodwill and intangible assets not allocated to reportable segments	11,127	10,490	10,754

Total Assets	$39,714	$36,178	$29,141

	Net Sales to External Customers (h)			Long-term Assets
	2007	2006	2005	2007	2006	2005
United States	$13,252	$11,995	$12,707	$12,870	$13,536	$7,717
Japan	1,111	1,054	1,027	987	974	935
Germany	1,235	885	992	6,822	6,154	5,467
The Netherlands	1,271	1,061	899	211	185	156
Italy	974	848	806	288	256	211
Canada	832	762	680	156	74	68
France	854	696	657	142	131	92
Spain	731	583	542	336	283	232
United Kingdom	627	517	504	1,371	1,446	1,281
All Other Countries	5,027	4,075	3,524	2,488	1,857	1,596

Consolidated	$25,914	$22,476	$22,338	$25,671	$24,896	$17,755

(h)
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

        There are a number of patent disputes with third parties who claim Abbott's products infringe their patents. In one of those disputes, filed in April 2007, Abbott is unable to estimate a range of possible loss, if any, and no reserve has been recorded. Abbott's acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded reserves related to several of those cases and investigations.

Note 7 — Litigation and Environmental Matters (Continued)

        There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement. Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs. In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs. The outcome of these investigations and litigation could include the imposition of fines or penalties. Abbott has recorded reserves for its estimated losses in a few of the cases, however, Abbott is unable to estimate the range or amount of possible loss for the majority of the cases, and no loss reserves have been recorded for them. Many of the products involved in these cases are Hospira products. Hospira, Abbott's former hospital products business, was spun off to Abbott's shareholders in 2004. Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira's products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, except as noted in the second and third paragraphs of this footnote, Abbott estimates the range of possible loss to be from approximately $110 million to $325 million. The recorded reserve balance at December 31, 2007 for these proceedings and exposures was approximately $165 million. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except for the cases and investigations discussed in the third paragraph of this footnote, the resolution of which could be material to cash flows or results of operations for a quarter.

Note 8 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, restricted stock units, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program. In 2007, Abbott granted 20,263,311 stock options, 16,696,463 replacement stock options, 1,556,770 (net of forfeitures of 87,400) restricted stock awards and 649,530 (net of forfeitures of 23,600) restricted stock units under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Options granted before January 1, 2005 included a replacement feature. Except for options outstanding that have a replacement feature, options granted after December 31, 2004 do not include a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option may be granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards granted in 2007 and 2006 generally vest between 3 and 5 years and for restricted

Note 8 — Incentive Stock Program (Continued)

stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units granted in 2007 and 2006 vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At January 1, 2008, approximately 51 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 22 million stock options and restricted stock awards and units from this reserve.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2006 and December 31, 2007 was 3,830,728 and $45.31 and 3,740,341 and $49.04, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2007 were 2,317,300 and $52.73, 2,156,091 and $46.54 and 251,596 and $47.58, respectively. The fair market value of restricted stock awards and units vested in 2007, 2006 and 2005 was $114,170,000, $32,226,000 and $12,949,000, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2006	146,060,704	$43.80	6.2	100,543,786	$43.51	5.1

Granted	36,959,774	53.71
Exercised	(47,655,849)	41.83
Lapsed	(2,371,779)	47.53

December 31, 2007	132,992,850	$47.19	6.6	88,057,465	$46.22	5.5

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $1.2 billion and $882 million, respectively. The total intrinsic value of options exercised in 2007, 2006 and 2005 was $613 million, $205 million and $189 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2007 amounted to approximately $250 million which is expected to be recognized over the next three years.

        On January 1, 2006, Abbott adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," which requires that the fair value of share-based awards be recorded in the results of operations. Abbott used the modified prospective method of adoption. Under this method, prior years' financial results do not include the impact of recording stock options using fair value. Under the revised standard, awards issued after 2005 and the remainder of any unrecognized cost for grants issued prior to 2006 are charged to expense. Total non-cash compensation expense charged against income in 2007 and 2006 for share-based plans totaled approximately $430 million and $330 million, respectively, and the tax benefit recognized was approximately $142 million and $78 million, respectively. Compensation cost capitalized as part of inventory is not significant.

        Through December 31, 2005, Abbott measured compensation cost using the intrinsic value-based method of accounting for stock options and replacement options granted to employees. Had compensation cost been determined using the fair value-based accounting method in 2005, pro forma net income would have been $3.2 billion, basic earnings per share would have been $2.04, and diluted earnings per share would have been $2.02.

Note 8 — Incentive Stock Program (Continued)

        The fair value of an option granted in 2007, 2006 and 2005 was $12.88, $11.72 and $12.17, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	4.5%	4.6%	3.8%
Average life of options (years)	5.9	6.1	5.4
Volatility	25.0%	28.0%	29.0%
Dividend yield	2.5%	2.7%	2.2%

        The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option's expected life. The average life of an option granted in 2007 and 2006 is based on both historical and projected exercise and lapsing data. Prior to 2006, the average life of an option granted was based on historical experience. Expected volatility for 2007 and 2006 option grants is based on implied volatilities from traded options on Abbott's stock and historical volatility of Abbott's stock over the expected life of the option. Expected volatility for options granted prior to 2006 was based on historical volatility over a period prior to the option grant equal to the option's expected life. Dividend yield is based on the option's exercise price and annual dividend rate at the time of grant.

Note 9 — Debt and Lines of Credit (dollars in thousands)

        The following is a summary of long-term debt at December 31:

	2007	2006	2005
0.77% Yen notes, due 2007	$—	$—	$83,654
Notes, variable interest above LIBOR	—	—	770,000
British Pound notes, variable interest above LIBOR	—	—	344,000
Euro notes, variable interest above LIBOR, due 2008	—	264,180	638,766
6.0% Notes, due 2008	—	200,000	200,000
5.4% Notes, due 2008	—	200,000	200,000
1.05% Yen notes, due 2008	—	430,775	418,270
3.5% Notes, due 2009	500,000	500,000	500,000
5.375% Notes, due 2009	500,000	500,000	—
1.51% Yen notes, due 2010	135,257	129,232	125,481
3.75% Notes, due 2011	500,000	500,000	500,000
5.6% Notes, due 2011	1,500,000	1,500,000	—
5.15% Notes, due 2012	1,000,000	—	—
1.95% Yen notes, due 2013	225,428	215,387	209,135
4.35% Notes, due 2014	500,000	500,000	500,000
5.875% Notes, due 2016	2,000,000	2,000,000	—
5.6% Notes, due 2017	1,500,000	—	—
6.15% Notes, due 2037	1,000,000	—	—
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	127,104	70,090	82,198

Total, net of current maturities	9,487,789	7,009,664	4,571,504
Current maturities of long-term debt	898,554	95,276	1,849,563

Total carrying amount	$10,386,343	$7,104,940	$6,421,067

Note 9 — Debt and Lines of Credit (dollars in thousands) (Continued)

        Principal payments required on long-term debt outstanding at December 31, 2007, are $857,454 in 2008, $1,003,619 in 2009, $138,218 in 2010, $2,001,958 in 2011, $1,000,390 in 2012 and $5,281,102 thereafter.

        At December 31, 2007, Abbott had $3,000,000 of unused lines of credit, which support commercial paper borrowing arrangements. The unused lines of credit expire in 2012. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted-average interest rate on short-term borrowings was 3.7% at December 31, 2007, 5.0% at December 31, 2006 and 1.3% at December 31, 2005.

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions

        In December 2006, Abbott acquired Kos Pharmaceuticals Inc. for cash of approximately $3.8 billion, net of cash held by Kos Pharmaceuticals Inc., to expand Abbott's presence in the lipid management market and to provide several on-market and late-stage pipeline products. Kos Pharmaceuticals Inc. was a specialty pharmaceutical company that developed and marketed proprietary medications for the treatment of chronic cardiovascular, metabolic and respiratory diseases. This business was acquired on December 13, 2006 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed primarily with short-term debt. The allocation of the purchase price resulted in a charge of $1.3 billion for acquired in-process research and development, intangible assets of $821 million, goodwill (primarily non-deductible) of $1.6 billion and net liabilities, primarily deferred income taxes recorded at acquisition of $331 million. Acquired intangible assets are being amortized over 4 to 15 years. Non-deductible acquired in-process research and development was charged to income in 2006.

        A substantial amount of the acquired in-process research and development charge relating to the Kos acquisition related primarily to cholesterol treatment drugs. The research efforts ranged from 70 percent to 80 percent complete at the date of acquisition. The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rate used was 16 percent. In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels. As of December 31, 2007, one drug was approved for marketing in the U.S. and the remaining research efforts were primarily on schedule. The estimated projected costs to complete the projects totaled approximately $75 million as of December 31, 2007 with anticipated product launches from 2008 through 2010. There have been no significant changes in the development plans for the acquired incomplete projects. Significant net cash inflows will commence with the launches of the products.

        In order to expand Abbott's presence in the growing vascular market, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 for approximately $4.1 billion, in cash, in connection with Boston Scientific's acquisition of Guidant. In addition, Abbott will also pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan. Government approvals are anticipated in 2008 for the U.S. and in 2009 for Japan. Each $250 million payment will result in the recording of additional goodwill. The allocation of the purchase price resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million. Acquired intangible assets are being amortized over 4 to 15 years. Deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

        A substantial amount of the acquired in-process research and development charge relating to the Guidant acquisition related to drug eluting and bioabsorbable stents. The research efforts ranged from 35 percent to 85 percent complete at the date of acquisition. The valuation method used to fair value the projects was the Multi-period Excess Earnings Method (Income Approach) and the risk-adjusted discount rates used ranged from 16 percent to 25 percent. In developing assumptions for the valuation model, comparable Abbott products or products marketed by competitors were used to estimate pricing, margins and expense levels. As of December 31, 2007, the research efforts were primarily on schedule. The estimated projected costs to complete totaled approximately $390 million as of December 31, 2007, with anticipated product launch dates from 2008 through 2013. There have been no significant changes in the development plans for the acquired incomplete projects. Significant net cash inflows will commence within one to two years after product launch.

        In order to facilitate Boston Scientific's acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date. In connection with the acquisition of the shares, Boston Scientific is entitled to certain after-tax gains upon Abbott's sale of the shares. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. Changes in the fair value of the derivative financial instruments, net are recorded in Other (income) expense, net.

        In 2005, Abbott acquired the remaining interest in a small medical products company and a less than 50 percent equity interest in a small medical products company for $25 million. In 2005, Abbott also acquired additional rights related to HUMIRA for approximately $270 million, which are being amortized over 13 years.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Note 11 — Goodwill and Intangible Assets (dollars in millions)

        Abbott recorded goodwill of $53, $3,721 and $69 in 2007, 2006 and 2005, respectively, related to acquisitions. Goodwill adjustments recorded in 2007 allocated to the Pharmaceutical Products segment amounted to $194 and goodwill allocated to the Vascular Products segment amounted to $(141). Acquired goodwill allocated to the Pharmaceutical Products segment amounted to $1,590 in 2006 and goodwill allocated to the Vascular Products segment amounted to $1,688 in 2006. Foreign currency translation and other adjustments increased (decreased) goodwill in 2007, 2006 and 2005 by $627, $509 and $(535), respectively. The amount of goodwill related to reportable segments at December 31, 2007 was $6,221 for the Pharmaceutical Products segment, $210 for the Nutritional Products segment, $261 for the Diagnostic Products segment, and $2,086 for the Vascular Products segment. There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology, was $9,043, $8,988 and $6,776 as of December 31, 2007, 2006 and 2005, respectively, and accumulated amortization was $3,323, $2,602 and $2,053 as of December 31, 2007, 2006 and 2005, respectively. The estimated annual amortization expense for intangible assets is $710 in 2008, 2009 and 2010; $690 in 2011 and $680 in 2012. Intangible assets are amortized over 4 to 25 years (average 11 years).

Note 12 — Equity Method Investments (dollars in millions)

        Abbott's 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting. The investment in TAP was $159, $162 and $167 at December 31, 2007, 2006 and 2005, respectively, and dividends received from TAP were $502, $487 and $343 in 2007, 2006 and 2005, respectively. Abbott performs certain administrative and manufacturing services for TAP at negotiated rates that approximate fair value. Summarized financial information for TAP is as follows:

	Year Ended December 31
	2007	2006	2005
Net sales	$3,002	$3,363	$3,260
Cost of sales	720	836	883
Income before taxes	1,564	1,524	1,379
Net income	996	952	883

	December 31
	2007	2006	2005
Current assets	$1,101	$1,181	$1,339
Total assets	1,354	1,333	1,470
Current liabilities	914	955	1,082
Total liabilities	1,037	1,009	1,136

        Undistributed earnings of investments accounted for under the equity method amounted to approximately $136 as of December 31, 2007.

Note 13 — Restructuring Plans (dollars in millions)

        In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2007, 2006 and 2005, Abbott recorded pretax charges against earnings of approximately $107, $210 and $256, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94, $181 and $174, respectively, is classified as cost of products sold, $3, $29 and $10, respectively, as research and development and $10 in 2007 and $72 in 2005 as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $90, $70 and $14 were subsequently recorded in 2007, 2006 and 2005, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.

Note 13 — Restructuring Plans (dollars in millions) (Continued)

        The following summarizes the activity for restructurings:

	Employee- Related and Other	Asset Impairments	Total
2005 restructuring charges	$192	$64	$256
Payments, impairments and other adjustments	(37)	(64)	(101)

Accrued balance at December 31, 2005	155	—	155
2006 restructuring charges	118	93	211
Payments, impairments and other adjustments	(80)	(93)	(173)

Accrued balance at December 31, 2006	193	—	193
2007 restructuring charges	122	38	160
Payments, impairments and other adjustments	(121)	(38)	(159)

Accrued balance at December 31, 2007	$194	$—	$194

        Abbott expects to incur up to an additional $73 in future periods for restructuring plans, primarily for accelerated depreciation.

Note 14 — Quarterly Results (Unaudited) (dollars in millions except per share data)

	2007	2006	2005
First Quarter
Net Sales	$5,945.5	$5,183.5	$5,382.7
Gross Profit	3,353.5	3,013.8	2,860.1
Net Earnings	697.6	865.0	837.9
Basic Earnings Per Common Share (a)	.45	.57	.54
Diluted Earnings Per Common Share (b)	.45	.56	.53
Market Price Per Share-High	57.26	45.58	48.16
Market Price Per Share-Low	48.75	39.18	43.34
Second Quarter
Net Sales	$6,370.6	$5,501.1	$5,523.8
Gross Profit	3,566.3	3,112.5	2,892.0
Net Earnings (c)	988.7	612.2	877.1
Basic Earnings Per Common Share (a)(c)	.64	.40	.56
Diluted Earnings Per Common Share (b)(c)	.63	.40	.56
Market Price Per Share-High	59.50	43.61	49.98
Market Price Per Share-Low	52.80	40.55	45.98
Third Quarter
Net Sales	$6,376.7	$5,573.8	$5,384.0
Gross Profit	3,512.7	3,182.5	2,706.8
Net Earnings (d)	717.0	715.8	680.7
Basic Earnings Per Common Share (a)(d)	.46	.47	.44
Diluted Earnings Per Common Share (b)(d)	.46	.46	.44
Market Price Per Share-High	56.91	49.87	50.00
Market Price Per Share-Low	49.58	43.25	41.57
Fourth Quarter
Net Sales	$7,221.4	$6,218.0	$6,047.3
Gross Profit	4,059.7	3,352.4	3,237.8
Net Earnings (Loss) (e)	1,203.0	(476.2)	976.4
Basic Earnings (Loss) Per Common Share (a)(e)	.78	(.31)	.63
Diluted Earnings (Loss) Per Common Share (b)(e)	.77	(.31)	.63
Market Price Per Share-High	59.48	49.10	44.36
Market Price Per Share-Low	50.51	45.41	37.50
(a)
The sum of the quarters' basic earnings per share for 2007 and 2006 do not add to the full year earnings per share amounts due to rounding.

(b)
The sum of the quarters' diluted earnings per share for 2006 does not add to the full year earnings per share amount due to rounding.

(c)
Second quarter 2006 includes a pretax charge of $493 for acquired in-process and collaborations research and development.

(d)
Third quarter 2006 includes a pretax charge of $214 for acquired in-process research and development and 2005 includes pretax restructuring charges of $201.

(e)
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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2007, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 73.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 14, 2008

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2007, 2006, and 2005, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, 2006, and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 2, 4, and 8 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements to adopt Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, and adopted the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for certain investments in 2007, and the Company changed its method of accounting for pension and other post employment benefits and share-based payments to adopt SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, and SFAS No. 123(R), Share-Based Payment, in 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2008

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2007 and our report dated February 14, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2008

TAP Pharmaceutical Products Inc.

Consolidated Statements of Income and Comprehensive Income
(dollars in thousands)

	Years Ended December 31
	2007	2006	2005
Net Sales	$3,001,738	$3,362,672	$3,259,850
Proceeds from Patent Settlement	147,925	—	—
Cost of Sales	719,976	835,834	883,404
Selling, General and Administrative	708,054	769,036	783,041
Research and Development	161,013	245,476	219,412

Income from Operations	1,560,620	1,512,326	1,373,993
Interest Income	5,143	13,520	5,339
Other Expense, net	(1,275)	(2,033)	(1)

Income Before Taxes	1,564,488	1,523,813	1,379,331
Provision for Income Taxes	568,458	572,192	496,559

Net Income	996,030	951,621	882,772
Other Comprehensive Income:
Net unrealized gains (losses) on investment and forward contracts, net of tax	1,842	13,145	(13,959)

Comprehensive Income	$997,872	$964,766	$868,813

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Cash Flows
(dollars in thousands)

	Years Ended December 31
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$996,030	$951,621	$882,772
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,668	18,317	24,137
Deferred income taxes	(4,772)	(44,510)	65,349
Changes in assets and liabilities:
Accounts receivable	12,890	21,069	(158,980)
Inventories	62,237	24,860	1,049
Income tax receivable	(13,886)	(110,897)	—
Prepaid expenses and other assets	(8,874)	2,728	9,138
Trade accounts payable and accrued liabilities	(59,375)	(80,092)	(62,429)
Accrued rebates	38,340	(181,835)	163,643
Accrued compensation and benefits	46,330	136,474	9,745

Net Cash Flows From Operating Activities	1,086,588	737,735	934,424

Cash Flows From (Used in) Investing Activities:
Proceeds from maturities of investments	448,425	148,755	153,350
Purchases of investments	(370,880)	—	(281,150)
Capital expenditures	(8,493)	(5,366)	(6,759)

Net Cash Flows From (Used in) Investing Activities	69,052	143,389	(134,559)

Cash Flows (Used in) Financing Activities:
Dividends paid	(1,004,712)	(974,400)	(686,155)
Payments under capital lease obligations	(7,228)	(1,085)	(15,344)

Cash Flows (Used in) Financing Activities	(1,011,940)	(975,485)	(701,499)

Net Increase (Decrease) in Cash and Cash Equivalents	143,700	(94,361)	98,366
Cash and Cash Equivalents — Beginning of Year	66,160	160,521	62,155

Cash and Cash Equivalents — End of Year	$209,860	$66,160	$160,521

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$577,228	$754,252	$409,336

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Balance Sheets
(in thousands, except share amount)

	December 31
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$209,860	$66,160
Short-term investments	3,100	80,645
Accounts receivable, net of allowances: 2007 — $57,953; 2006 — $54,141	605,205	635,325
Receivable from Abbott	—	7,704
Receivable from Takeda and subsidiaries	24,934	—
Inventories	73,143	135,380
Income tax receivable	76,785	110,897
Deferred income taxes	70,744	82,804
Prepaid expenses and other assets	37,659	62,128

Total Current Assets	1,101,430	1,181,043
Property and Equipment, net	96,715	98,662
Other Assets, net	40,949	2,074
Income Tax Receivable	47,998	—
Deferred Income Taxes	67,136	51,365

	$1,354,228	$1,333,144

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$20,159	$87,444
Accrued compensation and benefits	178,888	148,336
Accrued liabilities	49,228	99,764
Payable to Takeda and subsidiaries	54,499	79,213
Payable to Abbott	80,299	—
Accrued rebates	531,189	492,849
Income taxes payable	—	46,850

Total Current Liabilities	914,262	954,456
Other Liabilities, including post-employment medical and dental benefits	67,655	54,300
Income Taxes Payable	54,743	—

Total Liabilities	1,036,660	1,008,756

Commitments and Contingencies
Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive income (loss)	303	(1,559)
Retained earnings	271,316	279,998

Total Shareholders' Equity	317,568	324,388

	$1,354,228	$1,333,144

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(dollars in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2005	200	$39,500	$6,449	$(745)	$106,160	$151,364
Net income	—	—	—	—	882,772	882,772
Net unrealized loss on investment and forward contracts, net of taxes of $8,368	—	—	—	(13,959)	—	(13,959)
Dividends	—	—	—	—	(686,155)	(686,155)

Balance, December 31, 2005	200	39,500	6,449	(14,704)	302,777	334,022
Net income	—	—	—	—	951,621	951,621
Net unrealized gain on investment and forward contracts, net of taxes of $(7,924)	—	—	—	13,145	—	13,145
Dividends	—	—	—	—	(974,400)	(974,400)

Balance, December 31, 2006	200	39,500	6,449	(1,559)	279,998	324,388
Net income	—	—	—	—	996,030	996,030
Net unrealized gain on investment and forward contracts, net of taxes of $(1,049)	—	—	—	1,842	—	1,842
Dividends	—	—	—	—	(1,004,712)	(1,004,712)

Balance, December 31, 2007, before adoption of new accounting standard	200	39,500	6,449	283	271,316	317,548
Adjustment to recognize net actuarial loss and prior service credits as a component of accumulated comprehensive income, net of taxes of $(12)	—	—	—	20	—	20

Balance, December 31, 2007	200	$39,500	$6,449	$303	$271,316	$317,568

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
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

        TAP's primary products are Prevacid and Lupron. The principal indications for Prevacid (lansoprazole), a proton pump inhibitor, are for short-term treatment of duodenal ulcers, gastric ulcers and erosive esophagitis. Lupron (leuprolide acetate), a luteinizing hormone-releasing hormone (LH-RH) analog, and Lupron Depot, a sustained release form of Lupron, are used principally for the palliative treatment of advanced prostate cancer, endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids.

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

        TAP's products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's primary products are as follows:

	2007	2006	2005
Prevacid	$2,275,293	$2,599,886	$2,501,052
Lupron	645,450	662,374	698,806

        In 2007, TAP received a total of $147,925 to resolve litigation relating to alleged infringement of a Lupron Depot patent. In 2006 and 2005, TAP recognized revenue for milestone payments related to the 2005 license of the Prevacid trademark, certain patents and technical information to a third party for the over-the-counter sale of Prevacid in the United States.

        Financial instruments that potentially subject TAP to concentrations of credit risk consist primarily of accounts receivable. TAP sells primarily to wholesale distributors and a majority of TAP's accounts

Note 1. Description of the Business (Continued)

receivable are derived from sales to wholesale distributors. Three U.S. wholesale distributors accounted for more than 10% of TAP's gross sales as follows:

	2007	2006	2005
Wholesale distributor A	29%	28%	26%
Wholesale distributor B	17%	18%	20%
Wholesale distributor C	24%	28%	31%

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

        USE OF ESTIMATES — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions by management. Actual results could differ from those estimates. Significant estimates include amounts for income taxes, sales rebates, other post-employment benefits, litigation, share-based compensation, derivative financial instruments, inventory reserves and accounts receivable allowances.

        CASH AND CASH EQUIVALENTS — Cash equivalents include time deposits, certificates of deposit, commercial paper, money market funds and other short-term investments in governmental agency debt securities with original maturities of three months or less, or which are contractually convertible to cash in three months or less.

        INVESTMENT SECURITIES — Investments in equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). TAP monitors equity investments for other than temporary declines in fair value and charges impairment losses to income when an other than temporary decline in estimated value occurs. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following as of December 31:

	2007	2006
Finished goods	$28,032	$65,909
Work-in-process	45,111	69,471

Total inventories	$73,143	$135,380

Note 2. Summary of Significant Accounting Policies (Continued)

        PROPERTY AND EQUIPMENT — Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows:

Building	50 years
Automobiles	40-78 months
Furniture and fixtures	5-20 years
Computer hardware and software	3-10 years

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers (when product is delivered to a common carrier). Revenue from license of product rights is recorded over the periods earned. Provisions for estimated rebates and sales incentives to customers, doubtful accounts, cash discounts, product returns and customer chargebacks are provided for in the period the related sales are recorded. Rebates and sales incentives are recorded as accrued rebates in the balance sheets. Reserves for doubtful accounts, cash discounts, product returns and customer chargebacks are recorded as reductions to accounts receivable. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.

        RESEARCH AND DEVELOPMENT — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $126,482, $186,052 and $203,375 for 2007, 2006 and 2005, respectively.

        INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of assets and liabilities.

        RECENT ACCOUNTING PRONOUNCEMENTS — In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." The standard provides guidance for using fair value to measure assets and liabilities. This standard is effective for fiscal years beginning after November 15, 2007. TAP has not yet assessed the impact, if any, that the implementation of this standard will have on its consolidated results of operations or financial condition.

Note 3. Property and Equipment and Lease Obligations

        Property and equipment consists of the following at December 31:

	2007	2006
Land and land improvements	$14,167	$13,337
Building	17,884	17,884
Furniture and fixtures	41,442	40,061
Computer hardware and software	48,885	44,437
Automobiles under capital leases	42,393	41,560
Other	7,332	6,189

Property and equipment	172,103	163,468
Less accumulated depreciation and amortization	(75,388)	(64,806)

Property and equipment, net	$96,715	$98,662

        TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases which expire at various dates through 2013. Operating lease expense totaled $4,939, $4,688 and $5,153 for 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating and capital leases as of December 31, 2007 consist of the following:

2008	$14,013
2009	11,833
2010	10,574
2011	8,603
Thereafter	8,630

Total	$53,653

Note 4. Financial Instruments and Derivatives

        TAP enters into foreign currency forward contracts to hedge purchases of inventories at fixed Yen-denominated prices. The forward contracts require TAP to purchase Yen in exchange for U.S. dollars at pre-determined exchange rates and are designated as cash flow hedges of the variability of cash flows due to changes in exchange rates. TAP does not trade financial instruments with the objective of earning financial gains on the exchange rate fluctuations alone, nor does it trade in currencies or commodities for which there are no underlying exposures.

        The effective portion of the changes in value of the forward contracts is recorded in Accumulated other comprehensive income (loss), and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        TAP had outstanding foreign exchange forward contracts with notional values of $16,349 and $176,509 and fair values of $131 and $(2,049) at December 31, 2007 and 2006, respectively. The fair value adjustments of these contracts are recorded as prepaid expenses and accrued liabilities at December 31, 2007 and 2006, respectively. During 2007, 2006 and 2005 cash flow hedge ineffectiveness was not material.

Note 5. Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 6 for further details). TAP is billed for its share of the

Note 5. Employee Benefit Plans (Continued)

costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is generally allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. TAP made contributions to the plan of $16,000 in 2007, 2006 and 2005. TAP's contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions. TAP's contributions for 2007, 2006, and 2005 were $14,093, $12,989 and $12,619, respectively.

        TAP provides health and welfare benefits to its employees through the TAP Pharmaceutical Products Inc. Healthcare Plan. Contributions to the Plan are made in accordance with TAP's funding policy. TAP provides certain medical and life insurance benefits to qualifying retirees through the TAP Pharmaceutical Products Inc. Retiree Medical Plan. The following provides a reconciliation of the post-employment benefit obligations and funded status of the Plan:

		2007	2006
Change in benefit obligations:
Projected benefit obligations, January 1		$34,978	$27,678
Service cost		3,974	3,222
Interest cost		2,257	1,658
Actuarial (gain) loss		(7,251)	2,899
Benefits paid		(825)	(479)

Projected benefit obligations, December 31		$33,133	34,978

Unrecognized actuarial losses, net			14,747
Unrecognized prior service credits			(7,143)

Net accrued benefit cost			$(27,374)

Short-term liabilities		$(517)
Long-term liabilities		(32,616)

Total		$(33,133)

Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial losses, net		$6,710
Prior service credits		(6,742)

Total		$(32)

	2007	2006	2005
Service cost	$3,974	$3,222	$2,592
Interest cost	2,257	1,658	1,242
Amortization of actuarial losses	786	542	382
Amortization of prior service credits	(401)	(401)	(401)

Net cost	$6,616	$5,021	$3,815

        The pretax amount of actuarial losses and prior service credits included in Accumulated other comprehensive income (loss) at December 31, 2007 that is expected to be recognized in the net periodic benefit cost in 2008 are $280 and $(401), respectively.

Note 5. Employee Benefit Plans (Continued)

        On December 31, 2007, TAP adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The provisions of this standard require the immediate recognition of deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss).

        The discount rates used to determine benefit obligations for medical and dental plans as of December 31, the measurement date for the plan, were 6.65 percent in 2007 and 5.9 percent in 2006. The discount rates used to determine net cost for medical and dental plans were 5.9 percent in 2007, 5.75 percent in 2006 and 5.8 percent in 2005.

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2007	2006	2005
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2012

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of December 31, 2007 by approximately $7,422 and $(5,666), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the year then ended by approximately $1,687 and $(1,253), respectively.

        Total benefit payments expected to be paid to participants from company assets for post-employment medical and dental benefits are as follows:

2008	$517
2009	604
2010	699
2011	824
2012	943
2013 to 2017	6,817

Note 6. Incentive Stock Program

        Certain employees of TAP are granted options to purchase Abbott common stock under the 1996 Abbott Incentive Stock Program. Stock options and replacement stock options granted to TAP employees are currently outstanding under this program. The purchase price of shares under option must be at least equal to the fair market value of the Abbott common stock on the date of grant, and the maximum term of an option is 10 years. Options granted vest equally over three years except for replacement options, which generally vest in six months and have a life equal to the remaining life of the replaced option. In addition, beginning in 2006, certain employees of TAP are granted restricted stock units in Abbott stock. Restricted stock units granted vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. Upon a change in control of Abbott, all outstanding stock options and restricted stock units become fully exercisable.

        All option exercises and restricted stock vesting are transacted with Abbott. TAP is liable for the excess of the market value of the option shares granted to TAP employees while employed at TAP over the option price at the time of exercise and the market value of the Abbott stock at the time of vesting of

Note 6. Incentive Stock Program (Continued)

restricted stock units and reimburses Abbott annually for the cost of options exercised and the restricted stock units vested during the year.

        TAP accounted for stock options issued under the Abbott Incentive Stock Program in accordance with EITF No. 02-08 in 2005. On January 1, 2006, TAP adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment," using the modified prospective method. The adoption of the provisions of this statement had no effect on TAP's financial statements. TAP's liability for options granted was $92,108 and $66,231 at December 31, 2007 and 2006, respectively. Changes in the fair value of these options are recorded as Selling, general and administrative expense. The weighted average fair value of an option granted in 2007, 2006 and 2005 was $14.02, $11.83 and $12.88, respectively. The fair value of an option granted was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	4.9%	4.7%	4.1%
Average life of options (years)	6.1	5.3	5.3
Volatility	25.1%	26.7%	31.2%
Dividend yield	2.2%	2.8%	2.4%

        The fair value of an option as of December 31 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Risk-free interest rate	3.5%	4.5%	4.2%
Average life of options (years)	5.2	4.5	4.5
Volatility	24.3%	25.0%	27.0%
Dividend yield	2.3%	2.4%	2.8%

        The risk-free interest rate is based on the rates available at the measurement date for U.S. government treasury STRIPS with a remaining term equal to the option's expected life. The average life of an option granted in 2007 and 2006 is based on both historical and projected exercise and lapsing data. Prior to 2006, the average life of an option granted was based on historical experience. Expected volatility is based on historical volatility over a period prior to the measurement date equal to the option's expected life. Dividend yield is based on the option's exercise price and annual dividend rate at the time of grant.

        The following summarizes stock option activity for 2007:

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2006	8,588,455	$43.92	6.3	5,824,282	$43.67	5.3

Granted	2,319,252	53.69
Exercised	(2,303,831)	41.52
Lapsed	(118,167)	47.43

December 31, 2007	8,485,709	$47.19	6.6	5,644,970	$46.19	5.6

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $76,006 and $56,231, respectively. The total intrinsic value of options exercised was $33,705 and $8,500 in 2007 and 2006, respectively. The total unrecognized compensation cost related to all share-based

Note 6. Incentive Stock Program (Continued)

compensation plans at December 31, 2007 amounted to approximately $11,686 which is expected to be recognized over the next three years.

        As of December 31, 2007 and 2006, TAP has recorded a liability for exercised options of $25,990 and $7,567, respectively, as a payable to Abbott. TAP also has recorded a liability for options issued before the adoption of EITF No. 02-08 for the difference between the market value and strike price of vested yet unexercised options of $20,838 and $15,761 as of December 31, 2007 and 2006, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $59,549, $49,489 and $(12,553) was recorded as Selling, general and administrative expense in 2007, 2006 and 2005, respectively. The amount of income tax benefit realized from stock options exercised in 2007, 2006 and 2005 amounted to $7,654, $2,236 and $2,407, respectively.

        The number of restricted stock units outstanding and the weighted-average grant date fair value at December 31, 2007 and 2006 was 43,791 and $49.17 and 26,400 and $44.16, respectively. The number of restricted stock units and the weighted-average grant-date fair value that were granted and vested during 2007 were 26,200 and $52.54 and 8,809 and $44.16, respectively. There were no restricted stock units that lapsed during 2007. The fair value of restricted stock units that vested in 2007 was $464.

        Due to the significant impact of fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of one to three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires on-going quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $(10,593) and $811 as of December 31, 2007 and 2006, respectively, and is recorded as Accrued liabilities and Prepaid expenses and other assets in the balance sheets for 2007 and 2006, respectively. For 2007, 2006 and 2005, TAP recorded as Selling, general and administrative expenses $(39,674), $(47,554) and $27,945, respectively, of (gain) loss related to the equity swap investments.

Note 7. Income Taxes

        Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        TAP's U.S. income tax liabilities for years 2001 and 2004 through 2006 are subject to final determination by the Internal Revenue Service (IRS). The IRS has challenged the deductibility of an item in TAP's 2001 tax return. Management believes its deduction is proper and expects the ultimate resolution will not have a material impact on TAP's financial position or results of operations.

Note 7. Income Taxes (Continued)

        The provision for income taxes includes the following components:

	2007	2006	2005
Current:
U.S. Federal	$549,950	$593,729	$407,274
State	23,280	30,906	15,560

Total current	573,230	624,635	422,834

Deferred:
U.S. Federal	(6,868)	(49,375)	66,444
State	2,096	(3,068)	7,281

Total deferred	(4,772)	(52,443)	73,725

Total	$568,458	$572,192	$496,559

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.1	1.2	1.0
Other	0.2	1.4	—

Effective tax rate	36.3%	37.6%	36.0%

        As of December 31, 2007 and 2006, total deferred tax assets were $147,566 and $141,308, respectively, and total deferred tax liabilities were $9,686 and $7,139, respectively. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

	2007	2006
Accounts receivable allowances and inventory reserves	$17,503	$17,095
Accrued rebates	23,734	26,919
Accrued compensation and benefits	41,485	30,543
Other, primarily accrued legal expenses, state and local taxes, and prepaid royalties not currently deductible	55,158	59,612

Total	137,880	134,169
Less current portion	(70,744)	(82,804)

Long-term net deferred tax assets	$67,136	$51,365

        On January 1, 2007, TAP adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the

Note 7. Income Taxes (Continued)

benefit. Adoption of this Interpretation did not have a material impact on TAP's financial position. The following summarizes the activity for the unrecognized tax benefits:

January 1, 2007	$91,031
Increase due to prior year tax positions	10,839
Increase due to current tax positions	9,880

December 31, 2007	$111,750

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $79,000. TAP does not expect significant changes in the aggregate amount of unrecognized tax benefits that may occur within the next twelve months. Reserves for interest and penalties are not significant.

Note 8. Litigation and Related Matters

        There are several civil actions pending brought by individuals or entities that allege generally that TAP and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement. Civil actions have also been brought against TAP and other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs. The outcome of these investigations and litigation could include the imposition of fines and penalties. TAP is unable to estimate the amount of possible loss, and no loss reserves have been recorded for these exposures.

        Within the next year, other legal proceedings may occur that may result in a change in the estimated reserves recorded by TAP. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion, except as noted in the paragraph above, that their ultimate disposition should not have a material adverse effect on TAP's financial position, cash flows or results of operations.

Note 9. Related-Party Transactions

        Various agreements exist among TAP, Abbott and Takeda and subsidiaries. All amounts due from and payable to Abbott and Takeda and subsidiaries have been reflected in the balance sheets in the captions Receivable from Abbott, Receivable from Takeda and subsidiaries, Payable to Abbott, and Payable to Takeda and subsidiaries.

        TAP purchases all Lupron and Prevacid unpackaged finished goods inventories from Takeda and subsidiaries. Purchases are contracted at fixed Yen-denominated prices. The amount paid to Takeda and subsidiaries for purchases of these inventories in 2007, 2006 and 2005, totaled $488,160, $609,436 and $753,096, respectively. TAP has royalty agreements with Takeda and subsidiaries for sales of Lupron and Prevacid. For 2007, 2006 and 2005, TAP recorded royalty expense of $163,572, $179,770 and $173,878, respectively. Beginning in 2007, TAP co-promotes certain Takeda and subsidiaries' products. TAP recognized co-promotion revenue relating to this agreement of $79,422 in 2007.

        TAP pays Abbott for services related to packaging and warehousing, research and development and administrative functions. Amounts incurred for these services totaled $53,967, $60,425 and $59,969 for 2007, 2006 and 2005, respectively. In addition, Abbott purchased, for international markets, TAP's products for $93,437, $84,515 and $75,295 in 2007, 2006 and 2005, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TAP Pharmaceutical Products Inc.:

We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 1, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Miles D. White, and the Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 71 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 73 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2007, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Nominees for Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2008 Abbott Laboratories Proxy Statement. The 2008 Proxy Statement will be filed on or about March 19, 2008. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 20 through 22 hereof.

        Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and controller. That code is part of Abbott's code of business conduct which is available free of charge through Abbott's investor relations website (www.abbottinvestor.com) and is available in print to any shareholder who sends a request for a paper copy to: Abbott Laboratories, 100 Abbott Park Road, Dept. 362, AP6D2, Abbott Park, Illinois 60064-6048, attn. Investor Relations. Abbott intends to include on its website (www.abbott.com) any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott's principal executive officer, principal financial officer, and principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2008 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2008 Proxy Statement will be filed on or about March 19, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	132,927,917	$47.20	27,977,907	(1)
Equity compensation plans not approved by security holders(2)	64,933	$20.17	2,393,670	(3)
Total	132,992,850	$47.19	30,371,577
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
Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. In 1999, in connection with its merger with Perclose, Inc., Abbott assumed options outstanding under both the Perclose, Inc. 1992 Stock Plan and the Perclose, Inc. 1997 Stock Plan. As of December 31, 2007, 64,933 options remained outstanding under the plans. These options have a weighted-average purchase price of $20.17.
(ii)
Abbott Laboratories Affiliate Employee Stock Purchase Plan. Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares acquired come from treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.
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
(iv)
Abbott Canada Stock Retirement Purchase Plan. Eligible employees of Abbott Canada may participate in the plan. Each eligible employee may contribute to the basic plan an amount equal to 2% of eligible compensation up to an annual maximum of $4,000 (Canadian). Abbott Canada matches employee contributions to the basic plan using a formula that takes into account employee contributions. In addition, the employee can also contribute to the supplementary plan an amount up to 8% of eligible compensation. There is no matching of employee supplementary contributions by Abbott Canada. All contributions of the basic and supplementary plans are combined and used to make monthly purchases of Abbott common shares on the open market at its then current market price. Shares are allocated and accumulated to individual employee stock accounts based on individual contributions and the average open market purchase price for a given year. The employee stock purchase plan is managed by the Abbott Canada Treasurer.

(v)
Abbott Laboratories Equity-Based Award/Recognition Plan. Abbott uses stock award plans to motivate and reward employee performance. For example, Abbott shares are awarded to employees who have been granted a patent or met other performance based criteria. Abbott purchases the shares awarded under these plans on the open market.
(3)	The number of securities includes:
	(i)	1,329,603 shares available for issuance under the Abbott Laboratories Affiliate Employee Stock Purchase Plan,
	(ii)	58,270 shares available for issuance under the Abbott Laboratories Employee Share Ownership Plan,
	(iii)	550,374 shares available for issuance under the Abbott Canada Stock Retirement Plan, and
	(iv)	455,423 shares available for issuance under the Abbott Laboratories Equity-Based Award/Recognition Plan.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, see the discussion in Note 8 entitled "Incentive Stock Program," of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."
(b)
Information Concerning Security Ownership. Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2008 Proxy Statement. The 2008 Proxy Statement will be filed on or about March 19, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2008 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2008 Proxy Statement will be filed on or about March 19, 2008.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference is the material under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" in the 2008 Proxy Statement. The 2008 Proxy Statement will be filed on or about March 19, 2008.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this Form 10-K.

  (1)
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 42 hereof, for a list of financial statements.

  (2)
  Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories and TAP Pharmaceutical Products Inc.:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	96
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	97
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05, paragraph (1) of Regulation S-X
TAP Pharmaceutical Products Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	98
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	99
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 100 through 105 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 100 through 105).

(c)
Financial Statement Schedules filed (pages 96 and 98).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE
Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 19, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 19, 2008 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ WILLIAM M. DALEY William M. Daley Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories
/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories	/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories
/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories	/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories

/s/ W. ANN REYNOLDS W. Ann Reynolds Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands of dollars)

Allowances for Doubtful Accounts	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off Net of Recoveries	Balance at End of Year
2007	$215,443	$70,893	$(28,048)	$258,288
2006	203,683	30,365	(18,605)	215,443
2005	231,704	59,498	(87,519)	203,683

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2007, 2006, and 2005, and for the years then ended, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 14, 2008, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of new accounting standards in 2007 and 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 14, 2008

TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Year	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
2007	$54,141	$142,035	$(138,223)	$57,953
2006	57,447	159,360	(162,666)	54,141
2005	44,853	145,684	(133,090)	57,447
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TAP Pharmaceutical Products Inc.:

        We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007 and have issued our report thereon dated February 1, 2008; such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Chicago, Illinois
February 1, 2008

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2007

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report for the quarter ended March 31, 1998 on Form 10-Q.
3.2	*Corporate By-Laws, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report dated December 14, 2007 on Form 8-K.
4.1	*Abbott Laboratories Deferred Compensation Plan filed as Exhibit 4 to Registration Statement 333-102179.
4.2
*Indenture dated as of October 1, 1993, between Abbott Laboratories and Harris Trust and Savings Bank filed as Exhibit 4.1 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1993, on Form 10-Q.
4.3	*Form of $200,000,000 6.0% Note filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.4	*Actions of Authorized Officers with respect to Abbott's 6.0% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.5	*Officers' Certificate and Company Order with respect to Abbott's 6.0% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 1998, on Form 10-Q.
4.6	*Form of $200,000,000 5.40% Note filed as Exhibit 4.2 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.7	*Actions of Authorized Officers with respect to Abbott's 5.40% Note filed as Exhibit 4.3 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.8	*Officers' Certificate and Company Order with respect to Abbott's 5.40% Note filed as Exhibit 4.4 to the Abbott Laboratories Quarterly Report for the quarter ended September 30, 1998, on Form 10-Q.
4.9	*Indenture dated as of February 9, 2001, between Abbott Laboratories and Bank One Trust Company, N.A. filed as Exhibit 4.1 to Registration Statement 333-55446.
4.10	*Form of 3.5% Note filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.11	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.12	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.

4.13	*Form of 3.75% Note filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.14	*Form of 4.35% Note filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.15	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.16	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.17	*Form of 5.375% Note filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.18	*Form of 5.600% Note filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.19	*Form of 5.875% Note filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.20
*Actions of the Authorized Officers with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K filed on May 11, 2006.
4.21	*Officers' Certificate and Company Order with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes filed as Exhibit 4.25 to the 2006 Abbott Laboratories Report on Form 10-K.
4.22
*Supplemental Indenture dated as of February 27, 2006, between Abbott Laboratories and J.P. Morgan Trust Company, National Association (as successor in interest to Bank One Trust Company, N.A.), filed as Exhibit 4.2 to the Registration Statement 333-132104.
4.23
*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report dated November 6, 2007 on Form 8-K.
4.24	*Form of $1,000,000,000 5.150% Note due 2012 filed as Exhibit 99.4 to the Abbott Laboratories Current Report dated November 6, 2007 on Form 8-K.
4.25	*Form of $1,500,000,000 5.600% Note due 2017 filed as Exhibit 99.5 to the Abbott Laboratories Current Report dated November 6, 2007 on Form 8-K.
4.26	*Form of $1,000,000,000 6.150% Note due 2037 filed as Exhibit 99.6 to the Abbott Laboratories Current Report dated November 6, 2007 on Form 8-K.
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories 401(k) Supplemental Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**

10.3	*Abbott Laboratories Supplemental Pension Plan, as amended, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 9, 2005.**
10.4	*The 1986 Abbott Laboratories Management Incentive Plan, as amended, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
10.5	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 17, 2006.**
10.6	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated effective as of April 27, 2007, filed as Exhibit 10.6 to the 2006 Abbott Laboratories Report on Form 10-K.**
10.7	*The Abbott Laboratories 1996 Incentive Stock Program, as amended, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
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
10.19
*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.20
*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.21
*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.22
*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.23
*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.24
*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.25
*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**
10.26
*Form of Agreement Between Abbott Laboratories and H. Liepmann regarding Change in Control filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2003 on Form 10-Q.**
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
10.38
*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report for the quarter ended June 30, 2006.**
10.39
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.1 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**
10.40
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.2 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**
10.41
*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.3 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**
10.42
*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.4 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**

10.43
*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006 filed as Exhibit 10.5 to the Abbott Laboratories Current Report dated February 16, 2006 on Form 8-K.**
10.44
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.49 to the 2006 Abbott Laboratories Report on Form 10-K.**
10.45
*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007 filed as Exhibit 10.50 to the 2006 Abbott Laboratories Report on Form 10-K.**
10.46
*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.57 to the 2006 Abbott Laboratories Report on Form 10-K.**
10.47
*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.52 to the 2006 Abbott Laboratories Report on Form 10-K.**
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

        The 2008 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 19, 2008.

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
GENERAL DEVELOPMENT OF BUSINESS
FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS
NARRATIVE DESCRIPTION OF BUSINESS
INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL
INTERNATIONAL OPERATIONS
INTERNET INFORMATION
  ITEM 1A. RISK FACTORS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
Financial Review
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments and Risk Management
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Abbott Laboratories and Subsidiaries Consolidated Statement of Earnings (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Consolidated Statement of Cash Flows (dollars in thousands)
Abbott Laboratories and Subsidiaries Consolidated Balance Sheet (dollars in thousands)
Abbott Laboratories and Subsidiaries Consolidated Statement of Shareholders' Investment (dollars in thousands except per share data)
Notes to Consolidated Financial Statements
TAP Pharmaceutical Products Inc. Consolidated Statements of Income and Comprehensive Income (dollars in thousands)
TAP Pharmaceutical Products Inc. Consolidated Statements of Cash Flows (dollars in thousands)
TAP Pharmaceutical Products Inc. Consolidated Balance Sheets (in thousands, except share amount)
TAP Pharmaceutical Products Inc. Consolidated Statements of Shareholders' Equity Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands, except share amounts)
Notes to Consolidated Financial Statements Years Ended December 31, 2007, 2006 and 2005 (dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands of dollars)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (in thousands of dollars)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2007