Form 10-Q
period 2008-03-31
ABBOTT LABORATORIES
filed 2008-05-02
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (847) 937-6l00

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

As of March 31, 2008, Abbott Laboratories had 1,543,296,270 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2008	2007
Net Sales	$6,765,603	$5,945,561

Cost of products sold	2,961,072	2,592,011
Research and development	619,957	619,056
Acquired in-process research and development	18,700	—
Selling, general and administrative	2,018,033	1,786,869
Total Operating Cost and Expenses	5,617,762	4,997,936

Operating Earnings	1,147,841	947,625

Interest expense	142,534	147,542
Interest (income)	(49,356)	(23,337)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(101,942)	(146,632)
Net foreign exchange loss (gain)	6,221	4,851
Other (income) expense, net	(10,342)	124,536
Earnings Before Taxes	1,160,726	840,665
Taxes on Earnings	222,859	143,128
Net Earnings	$937,867	$697,537

Basic Earnings Per Common Share	$0.61	$0.45

Diluted Earnings Per Common Share	$0.60	$0.45

Cash Dividends Declared Per Common Share	$0.36	$0.325

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,544,022	1,540,315
Dilutive Common Stock Options and Awards	16,545	17,919
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,560,567	1,558,234

Outstanding Common Stock Options Having No Dilutive Effect	6,399	20,928

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2008	2007
Cash Flow From (Used in) Operating Activities:
Net earnings	$937,867	$697,537
Adjustments to reconcile earnings to net cash from operating activities –

Depreciation	265,808	234,468
Amortization of intangibles	186,046	197,956
Share-based compensation	151,922	163,170
Acquired in-process research and development	18,700	—
Trade receivables	43,998	162,752
Inventories	(36,749)	(49,622)
Other, net	(262,441)	(349,974)
Net Cash From Operating Activities	1,305,151	1,056,287

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(332,983)	(392,676)
Sales of Boston Scientific common stock	318,645	—
(Purchases of) proceeds from sales of other investment securities, net	(860,623)	2,927
Other	(18,204)	769
Net Cash (Used in) Investing Activities	(893,165)	(388,980)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	989,946	354,835
Payment of long-term debt	(200,000)	(260,618)
Purchases of common shares	(819,150)	(861,203)
Proceeds from stock options exercised, including income tax benefit	307,488	714,136
Dividends paid	(504,550)	(453,807)
Net Cash (Used in) Financing Activities	(226,266)	(506,657)

Effect of exchange rate changes on cash and cash equivalents	67,847	506

Net Increase in Cash and Cash Equivalents	253,567	161,156
Cash and Cash Equivalents, Beginning of Year	2,456,384	521,192
Cash and Cash Equivalents, End of Period	$2,709,951	$682,348

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2008	December 31 2007
Assets
Current Assets:
Cash and cash equivalents	$2,709,951	$2,456,384
Investments, including $307,500 of investments measured at fair value at December 31, 2007	926,648	364,443
Trade receivables, less allowances of $263,484 in 2008 and $258,288 in 2007	4,998,280	4,946,876
Inventories:
Finished products	1,809,504	1,677,083
Work in process	684,082	681,634
Materials	582,050	592,725
Total inventories	3,075,636	2,951,442
Prepaid expenses, deferred income taxes, and other receivables	3,401,225	3,323,588
Total Current Assets	15,111,740	14,042,733
Investments	1,084,132	1,125,262
Property and Equipment, at Cost	15,923,027	15,597,801
Less: accumulated depreciation and amortization	8,302,323	8,079,652
Net Property and Equipment	7,620,704	7,518,149
Intangible Assets, net of amortization	5,524,952	5,720,478
Goodwill	10,293,626	10,128,841
Deferred Income Taxes and Other Assets	1,542,418	1,178,461
	$41,177,572	$39,713,924

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,956,591	$1,827,361
Trade accounts payable	1,228,243	1,219,529
Salaries, dividends payable, and other accruals	5,232,601	5,077,428
Income taxes payable	130,445	80,406
Current portion of long-term debt	1,222,565	898,554
Total Current Liabilities	10,770,445	9,103,278

Long-term Debt	9,042,858	9,487,789
Post-employment Obligations and Other Long-term Liabilities	3,384,725	3,344,317
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2008: 1,587,408,102; 2007: 1,580,854,677	6,526,510	6,104,102
Common shares held in treasury, at cost - Shares: 2008: 44,111,832; 2007: 30,944,537	(2,001,815)	(1,213,134)
Earnings employed in the business	11,200,647	10,805,809
Accumulated other comprehensive income (loss)	2,254,202	2,081,763
Total Shareholders’ Investment	17,979,544	17,778,540
	$41,177,572	$39,713,924

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2007.

Abbott’s core laboratory diagnostics business, including Point of Care, was presented as discontinued operations in the Consolidated Statement of Earnings and the Statement of Cash Flows and as net assets held for sale in the Consolidated Balance Sheet in the Form 10-Q for the three months ended March 31, 2007.  Subsequently, a decision was made to retain the businesses and the 2007 results and net assets are presented as continuing in this Form 10-Q. The results for the three months ended March 31, 2007 included depreciation and amortization through January 17, 2007.  The amount of depreciation and amortization not recorded in the first quarter of 2007 was $38 million, which was recorded in a subsequent quarter in 2007.

Note 2 – Supplemental Financial Information

Other (income) expense, net, for the first quarter of 2007 includes a $149 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock, partially offset by fair value gain adjustments of $24 million to certain derivative financial instruments related to the investment in Boston Scientific common stock.

Supplemental Cash Flow Information – Other, net in Net cash from operating activities for 2008 and 2007 includes the effects of contributions to the main domestic defined benefit plan of $200 million in each period and to the post-employment medical and dental plans of $65 million and $75 million, respectively.

The components of investments as of March 31, 2008 and December 31, 2007 are as follows:

(dollars in thousands)

	March 31	December 31
	2008	2007
Current Investments:
Time deposits and certificates of deposit	$926,648	$56,943
Boston Scientific common stock	—	307,500
Total	$926,648	$364,443

Long-term Investments:
Equity securities	$185,615	$229,518
Note receivable from Boston Scientific, 4% interest, due in 2011	854,004	850,594
Other	44,513	45,150
Total	$1,084,132	$1,125,262

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In one of those disputes, filed in April 2007, Abbott is unable to estimate a range of possible loss, if any, and no reserve has been recorded.  Abbott’s acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded reserves related to several of those cases and investigations.

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

There are several civil actions pending brought by state attorneys general and private entities alleging antitrust and unfair competition claims in connection with the sales of TriCor. Abbott licenses TriCor from a third party and the licensor has also been named as a defendant.  Abbott is unable to estimate a range of loss, if any, and no loss reserves have been recorded.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $130 million to $310 million.  The recorded reserve balance at March 31, 2008 for these proceedings and exposures was approximately $185 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases and investigations discussed in the third and fourth paragraphs of this footnote, the resolution of which could be material to cash flows or results of operations for a quarter.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 5 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
	2008	2007	2008	2007
Service cost — benefits earned during the period	$60	$61	$12	$15
Interest cost on projected benefit obligations	86	76	26	25
Expected return on plans’ assets	(119)	(103)	(8)	(6)
Net amortization	13	22	5	8
Net cost	$40	$56	$35	$42

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2008 and 2007, $200 was contributed to the main domestic defined benefit plan and $65 and $75, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 – Comprehensive Income, net of tax

(dollars in thousands)

	Three Months Ended March 31
	2008	2007
Foreign currency translation gain adjustments	$190,956	$15,982
Unrealized (losses) gains on marketable equity securities	(25,196)	6,962
Amortization of net actuarial losses and prior service cost and credits	11,836	20,178
Net adjustments for derivative instruments designated as cash flow hedges	(5,157)	6,002
Other comprehensive income, net of tax	172,439	49,124
Net Earnings	937,867	697,537
Comprehensive Income	$1,110,306	$746,661

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(3,139,308)	$(1,811,125)
Net actuarial losses and prior service cost and credits	903,008	1,237,390
Cumulative unrealized (gains) on marketable equity securities	(41,207)	(19,522)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	23,305	(27,468)

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 7 – Segment Information

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  Effective in 2007, the Diagnostic segment was reorganized.  Prior years’ segment information has been adjusted to reflect this change.  For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings (Loss)
	2008	2007	2008	2007
Pharmaceutical Products	$3,854	$3,373	$1,345	$1,162
Nutritional Products	1,110	1,002	184	180
Diagnostic Products	832	710	52	26
Vascular Products	452	420	(31)	(22)
Total Reportable Segments	6,248	5,505	1,550	1,346
Other	518	441
Net Sales	$6,766	$5,946
Corporate functions and benefit plans costs			(113)	(90)
Non-reportable segments			72	64
Net interest expense			(93)	(124)
Income from TAP Pharmaceutical Products Inc. joint venture			102	147
Share-based compensation (a)			(152)	(163)
Other, net (b)			(205)	(339)
Consolidated Earnings Before Taxes			$1,161	$841

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net, for the three months ended March 31, 2007, includes net fair market value adjustments of Abbott’s investment in Boston Scientific common stock and the related gain-sharing derivative liability and acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 8 – Incentive Stock Program

In the first quarter of 2008, Abbott granted 19,336,869 stock options, 1,220,319 replacement stock options, 740,250 restricted stock awards and 476,700 restricted stock units under this program.  At March 31, 2008, approximately 32 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2008 is as follows:

	Outstanding	Exercisable
Number of shares	144,812,466	100,997,365
Weighted average remaining life (years)	6.9	5.9
Weighted average exercise price	$48.50	$46.72
Aggregate intrinsic value (in millions)	$989	$863

The total unrecognized share-based compensation cost at March 31, 2008 amounted to approximately $382 million which is expected to be recognized over the next three years.

Note 9 – Equity Method Investment

(dollars in millions)

Abbott’s 50 percent-owned joint venture, TAP Pharmaceutical Products Inc. (TAP), is accounted for under the equity method of accounting.  Summarized financial information for TAP is as follows:

	Three Months Ended March 31
	2008	2007
Net sales	$711	$749
Cost of sales	183	181
Income before taxes	321	462
Net income	204	293

	March 31	December 31
	2008	2007
Current assets	$1,443	$1,101
Total assets	1,781	1,354
Current liabilities	1,140	914
Total liabilities	1,262	1,037

As discussed in Note 14, Abbott and Takeda concluded the TAP joint venture on April 30, 2008.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 10 – Fair Value Measures

(dollars in millions)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Balance at March 31 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
Assets:
Marketable available-for-sale securities	$149	$149	$—
Interest rate swap derivative financial instruments	31	—	31
Foreign currency forward exchange contracts	71	—	71
	$251	$149	$102
Liabilities:
Interest rate swap derivative financial instruments	$7	$—	$7
Fair value of hedged long-term debt	2,524	—	2,524
Foreign currency forward exchange contracts	116	—	116
	$2,647	$—	$2,647

		Basis of Fair Value Measurement
	Balance at December 31 2007	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs
Assets:
Trading securities	$308	$308	$—
Marketable available-for-sale securities	193	193	—
Foreign currency forward exchange contracts	24	—	24
	$525	$501	$24
Liabilities:
Interest rate swap derivative financial instruments	$25	$—	$25
Fair value of hedged long-term debt	1,475	—	1,475
Foreign currency forward exchange contracts	45	—	45
	$1,545	$—	$1,545

The following table summarizes the activity for a gain sharing derivative financial instrument liability which was measured using significant unobservable inputs.  The adjustment to record this liability at fair value was recorded in Other (income) expense, net for the three months ended March 31, 2007.

Balance at December 31, 2006	$(25)
Adjustments to record item at fair value	24
Balance at March 31, 2007	$(1)

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 11 – Goodwill and Intangible Assets

(dollars in millions)

Foreign currency translation adjustments and other adjustments increased goodwill in the first quarter 2008 and 2007 by approximately $165 and $16, respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.  The amount of goodwill related to reportable segments at March 31, 2008 was $6,348 for the Pharmaceutical Products segment, $206 for the Nutritional Products segment, $262 for the Diagnostic Products segment and $2,126 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $9,033 as of March 31, 2008 and $9,043 as of December 31, 2007, and accumulated amortization was $3,508 as of March 31, 2008 and $3,323 as of December 31, 2007.  The estimated annual amortization expense for intangible assets is approximately $740 in 2008 and 2009 and approximately $730 in 2010, 2011 and 2012.  Intangible assets are amortized over 4 to 25 years (average 11 years).

Note 12 – Business Acquisition

In the first quarter of 2008, Abbott acquired a less than 20 percent interest in a molecular diagnostic company resulting in a charge to acquired in-process research and development of $18.7 million.

Note 13 – Restructuring Plans

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc.  Additional charges of $22 and $14 were subsequently recorded in the first quarter of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	11	6
Payments and other adjustments	(48)	(33)
Accrued balance at March 31	$157	$166

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited), continued

Note 14 – Subsequent Event and Pro Forma Information

On April 30, 2008, Abbott and Takeda ended their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $147 million for the three months ended March 31, 2008 and $645 million for the full year 2007.  Abbott will also receive payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP, which will be recorded by Abbott as Other (income) expense as earned.  Such payments, which will be subject to tax, are expected to approximate $1.5 billion over a five-year period.

The exchange transaction will be accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP will result in the recording of net assets of approximately $250 million related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $250 million.

For the acquired Lupron business, Abbott will record intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $250 million.  The intangible assets will be amortized over fifteen years.  Abbott has also agreed to remit cash to TAP if certain research and development events are not achieved on the development assets retained by TAP.  These amounts will be recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $400 million will also be recorded, resulting in an after-tax liability of up to $700 million.  If these payments are not required, the liability would be reduced and a gain would be recorded.

The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing that is expected to be approximately $100 million, which is in addition to the amounts discussed in the second paragraph above.  Abbott expects the earnings impact of the transaction, including the amortization of the Lupron intangible product rights, but excluding the gain, to be neutral to net earnings and earnings per share in 2008 and neutral or better over the next five years.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Net Sales to External Customers
	2008	Percent Change	2007	Percent Change
Pharmaceutical Products	$3,854	14.3	$3,373	16.6
Nutritional Products	1,110	10.8	1,002	(12.3)
Diagnostic Products	832	17.1	710	10.2
Vascular Products	452	7.6	420	407.9
Total Reportable Segments	6,248	13.5	5,505	15.5
Other	518	17.3	441	5.2
Net Sales	$6,766	13.8	$5,946	14.7
Total U.S.	$3,043	3.7	$2,933	9.7
Total International	$3,723	23.6	$3,013	20.1

The sales growth in 2008 and 2007 reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased first quarter 2008 consolidated net sales 5.5 percent, increased Total International sales 10.9 percent, increased Pharmaceutical Products segment sales by 5.9 percent, increased Nutritional Product segment sales by 3.0 percent, increased Diagnostic Products segment sales by 8.1 percent and increased Vascular Products segment sales by 4.9 percent over the first quarter of 2007.   The relatively weaker U.S. dollar increased first quarter 2007 consolidated net sales 2.7 percent, increased Total International sales 5.5 percent, increased Pharmaceutical Products segment sales by 2.8 percent, increased Nutritional Product segment sales by 1.0 percent, increased Diagnostic Products segment sales by 3.9 percent and increased Vascular Products segment sales by 2.7 percent over the first quarter of 2006.  The sales growth in 2007 for the Nutritional Products segment was impacted by the completion of the U.S. co-promotion of Synagis in 2006 and sales growth in 2007 for the Vascular Products segment was impacted by the acquisition of Guidant’s vascular intervention and endovascular solutions businesses in the second quarter of 2006.  Slower growth of U.S. sales in 2008 is primarily due to decreased sales of Omnicef due to generic competition.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Three Months Ended March 31
	2008	Percent Change	2007	Percent Change

Pharmaceutical Products —
U.S. Specialty	$1,034	19.9	$862	22.4
U.S. Primary Care	683	(12.2)	778	38.7
International Pharmaceuticals	1,909	26.0	1,515	19.4

Nutritional Products —
U.S. Pediatric Nutritionals	305	4.5	292	7.1
International Pediatric Nutritionals	293	24.5	235	17.9
U.S. Adult Nutritionals	271	3.9	261	2.8
International Adult Nutritionals	234	16.4	201	8.6

Diagnostics —
Immunochemistry	660	17.8	560	9.7

Increased sales of HUMIRA and Depakote accounted for the majority of the sales increases for U.S. Specialty products in both 2008 and 2007.  U.S. sales of HUMIRA were $401 million, $289 million and $218 million for the three months ended March 31, 2008, 2007 and 2006, respectively.  U.S. Primary Care sales in 2008 were impacted by decreased sales of Omnicef due to generic competition, partially offset by increased sales of Niaspan and TriCor.  U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006, and TriCor and were unfavorably impacted by decreased sales of Biaxin.   Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2008 and 2007.  International sales of HUMIRA were $476 million, $282 million and $174 million for the three months ended March 31, 2008, 2007 and 2006, respectively.  International Pediatric Nutritionals sales increases in 2008 and 2007 were due primarily to volume growth in developing countries.  The favorable effect of the relatively weaker U.S. dollar favorably impacted international product sales growth in both years.

The gross profit margin was 56.2 percent for the first quarter 2008, compared to 56.4 percent for the first quarter 2007.  The decrease in the gross profit margin in 2008 was due, in part, to the impact of generic competition for Omnicef and to the unfavorable effect of exchange on the gross profit margin.

Research and development expenses increased 0.1 percent in the first quarter 2008 over the first quarter 2007.  This increase reflects timing of spending in the first quarter of 2007 and increased spending to support pipeline programs, including TriLipix/Crestor fixed-dose combination for cholesterol, ABT-874, a biologic for psoriasis and Crohn’s disease, controlled-release Vicodin CR, Xience V, as well as several Phase I and Phase II clinical programs in neuroscience and oncology.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2008 increased 12.9 percent over the first quarter 2007.  This increase reflects increased selling and marketing support for new and existing products, including increased spending to support two new indications for HUMIRA, the launch of Simcor and the upcoming U.S. launch of Xience V, as well as spending on other marketed pharmaceutical products.

FINANCIAL REVIEW

(continued)

Basis of Presentation

Abbott’s core laboratory diagnostics business, including Point of Care, was presented as discontinued operations in the Consolidated Statement of Earnings and the Statement of Cash Flows and as net assets held for sale in the Consolidated Balance Sheet in the Form 10-Q for the three months ended March 31, 2007.  Subsequently, a decision was made to retain the businesses and the 2007 results and net assets are presented as continuing in this Form 10-Q. The results for the three months ended March 31, 2007 included depreciation and amortization through January 17, 2007.  The amount of depreciation and amortization not recorded in the first quarter of 2007 was $38 million, which was recorded in a subsequent quarter in 2007.

Business Acquisition

In the first quarter of 2008, Abbott acquired a less than 20 percent interest in a molecular diagnostic company resulting in a charge to acquired in-process research and development of $18.7 million.

Restructurings

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc.  Additional charges of $22 and $14 were subsequently recorded in the first quarter of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	11	6
Payments and other adjustments	(48)	(33)
Accrued balance at March 31	$157	$166

Interest (Income)

Interest income increased in the first quarter 2008 over 2007 primarily as the result of higher international investment balances.

(Income) from TAP Pharmaceutical Products Inc. Joint Venture

Abbott’s income from the TAP Pharmaceutical Products Inc. joint venture is lower in 2008 compared to 2007 due primarily to a favorable outcome in a patent dispute recorded by TAP Pharmaceutical Products Inc. in the first quarter of 2007.

As discussed below, Abbott and Takeda concluded the TAP joint venture on April 30, 2008.

FINANCIAL REVIEW

(continued)

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

Subsequent Event and Pro Forma Information

On April 30, 2008, Abbott and Takeda ended their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $147 million for the three months ended March 31, 2008 and $645 million for the full year 2007.  Abbott will also receive payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP, which will be recorded by Abbott as Other (income) expense as earned.  Such payments, which will be subject to tax, are expected to approximate $1.5 billion over a five-year period.

The exchange transaction will be accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP will result in the recording of net assets of approximately $250 million related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $250 million.

For the acquired Lupron business, Abbott will record intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $250 million.  The intangible assets will be amortized over fifteen years.  Abbott has also agreed to remit cash to TAP if certain research and development events are not achieved on the development assets retained by TAP.  These amounts will be recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $400 million will also be recorded, resulting in an after-tax liability of up to $700 million.  If these payments are not required, the liability would be reduced and a gain would be recorded.

The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing that is expected to be approximately $100 million, which is in addition to the amounts discussed in the second paragraph above.  Abbott expects the earnings impact of the transaction, including the amortization of the Lupron intangible product rights, but excluding the gain, to be neutral to net earnings and earnings per share in 2008 and neutral or better over the next five years.

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources at March 31, 2008 Compared with December 31, 2007

Net cash from operating activities for the first three months 2008 totaled approximately $1.3 billion.  Other, net in Net cash from operating activities for 2008 and 2007 includes the effects of contributions to the main domestic defined benefit plan of $200 million each period and to the post-employment medical and dental plans of $65 million and $75 million, respectively. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $4.3 billion at March 31, 2008 and $4.9 billion at December 31, 2007.

During the first quarter of 2008, Abbott paid off $200 million of long-term notes that were due in March of 2008 using short-term borrowings.

At March 31, 2008, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $3.0 billion that support commercial paper borrowing arrangements.

In 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time.  During the first three months of 2008 and 2007, Abbott purchased approximately 14.1 million and 15.4 million, respectively, of its common shares at a cost of approximately $800 million and $827 million, respectively.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott may offer and sell from time to time debt securities in one or more offerings through February 2009.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors on Form 10-K for the year ended December 31, 2007.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors to the Annual Report on Form 10-K for the year ended December 31, 2007.

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

(b)    Changes in internal control over financial reporting.  During the quarter ended March 31, 2008, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.             Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2008, except as otherwise indicated) those described below.

As reported in our 2007 Form 10-K, a case is pending against Abbott in the United States District Court for the Eastern District of Texas, in which New York University (NYU) and Centocor, Inc. assert that Humira® infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  On March 5, 2008 an arbitrator ruled that Abbott has a license to the patents at issue for a portion of Humira® sales.  Non-licensed sales remain at issue in the litigation.

As reported in our 2007 Form 10-K, in the case In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456, a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors.  In March 2008, eleven pharmaceutical companies, including Abbott, agreed to settle a purported class action in which plaintiffs were seeking to certify nationwide classes of Medicare Part B consumers, third party payors and other consumers.  The settlement is subject to court approval.

As of April 18, 2008, twenty five states and the District of Columbia had filed a lawsuit, State of Florida, et al. against Abbott, Fournier Industrie et Sante and Laboratoires Fournier, S.A., in the United States District Court for the District of Delaware alleging antitrust and consumer fraud claims in connection with the sale of fenofibrate formulations.  Together with the District of Columbia, the states seek treble damages, injunctive relief and other relief on behalf of residents and state agencies.

Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®).  In a case filed in the United States District Court for the Northern District of Illinois in February 2008, Abbott with the patent owner, Laboratoires Fournier, S.A., seeks injunctive relief against Teva Pharmaceuticals USA Inc.

Abbott is seeking to enforce its patent rights relating to extended release divalproex sodium (a drug Abbott sells under the trademark Depakote® ER).  In a case filed in the United States District Court for the Eastern District of Michigan in February 2008, Abbott seeks injunctive relief against Sun Pharmaceutical Industries Ltd.

While it is not feasible to predict with certainty the outcome of the pending claims, proceedings and investigations in which Abbott is involved, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except (i) as noted in our 2007 Form 10-K, and (ii) with respect to the fourth paragraph above, the ultimate disposition could be material to Abbott’s financial position, cash flows or results of operations for a quarter.

                        Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 – January 31, 2008	8,520,967	(1)	$56.304	7,726,000	$1,047,933,446	(2)
February 1, 2008 – February 29, 2008	6,779,792	(1)	$57.595	6,376,000	$680,352,632	(2)
March 1, 2008 – March 31, 2008	285,112	(1)	$54.405	0	$680,352,632	(2)
Total	15,585,871		$56.831	14,102,000	$680,352,632	(2)

1.                      These shares include:

(i)	the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 780,967 in January, 389,792 in February, and 271,112 in March; and

(ii)	the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan 14,000 in January, 14,000 in February, and 14,000 in March.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                      On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares.

Item 5.             Other Information

On April 30, 2008, Abbott Laboratories and Takeda Pharmaceutical Company Limited completed their transaction to conclude their joint venture that had been operated through TAP Pharmaceutical Products Inc., a close corporation.  The information appearing in this Item is intended to satisfy Abbott’s disclosure obligations under Items 2.01 and 9.01 of Form 8-K.  The disclosure appearing in Part 1 under the heading “Financial Review – Subsequent Event and Pro Forma Information” is incorporated by reference into this Item.

Item 6.             Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

		By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:	May 2, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

2

Contribution and Exchange Agreement by and among Abbott Laboratories, Takeda Pharmaceutical Company Limited, Takeda America Holdings, Inc., TAP Pharmaceutical Products Inc., Lake Products Inc. and Takeda Pharmaceuticals LLC dated as of March 19, 2008.

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