Form 10-Q
period 2008-06-30
ABBOTT LABORATORIES
filed 2008-07-25
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, Abbott Laboratories had 1,541,546,885 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net Sales	$7,314,021	$6,370,620	$14,079,624	$12,316,181

Cost of products sold	3,119,700	2,804,326	6,080,772	5,396,337
Research and development	656,863	583,474	1,276,820	1,202,530
Acquired in-process research and development	78,556	—	97,256	—
Selling, general and administrative	2,052,317	1,796,456	4,070,350	3,583,325
Total Operating Cost and Expenses	5,907,436	5,184,256	11,525,198	10,182,192

Operating Earnings	1,406,585	1,186,364	2,554,426	2,133,989

Interest expense	137,769	153,349	280,303	300,891
Interest (income)	(54,448)	(28,533)	(103,804)	(51,870)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(17,055)	(115,726)	(118,997)	(262,358)
Net foreign exchange loss (gain)	14,472	6,248	20,693	11,099
Other (income) expense, net	(310,471)	(81,612)	(320,813)	42,924
Earnings Before Taxes	1,636,318	1,252,638	2,797,044	2,093,303
Taxes on Earnings	314,304	263,894	537,163	407,022

Net Earnings	$1,322,014	$988,744	$2,259,881	$1,686,281

Basic Earnings Per Common Share	$0.86	$0.64	$1.47	$1.09

Diluted Earnings Per Common Share	$0.85	$0.63	$1.45	$1.08

Cash Dividends Declared Per Common Share	$0.36	$0.325	$0.72	$0.65

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,539,786	1,541,717	1,541,909	1,541,339
Dilutive Common Stock Options and Awards	13,609	18,950	15,076	18,435

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,553,395	1,560,667	1,556,985	1,559,774

Outstanding Common Stock Options Having No Dilutive Effect	48,423	4,639	6,399	4,639

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2008	2007
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,259,881	$1,686,281
Adjustments to reconcile earnings to net cash from operating activities —

Depreciation	534,626	463,724
Amortization of intangible assets	383,088	404,201
Share-based compensation	219,793	250,198
Gain on dissolution of TAP Pharmaceutical Products Inc. Joint Venture	(94,656)	—
Acquired in-process research and development	97,256	—
Trade receivables	(53,079)	38,724
Inventories	(35,087)	1,001
Other, net	(248,196)	(248,387)
Net Cash From Operating Activities	3,063,626	2,595,742

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(703,327)	(839,850)
Proceeds from sales of Boston Scientific common stock	318,645	302,015
(Purchases of) proceeds from sales of other investment securities, net	(1,209,203)	(14,377)
Other	(87,322)	2,573
Net Cash (Used in) Investing Activities	(1,681,207)	(549,639)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	1,699,869	212,721
Payments of long-term debt	(200,000)	(347,704)
Purchases of common shares	(1,071,435)	(863,470)
Proceeds from stock options exercised, including tax benefit	463,169	914,134
Dividends paid	(1,060,186)	(954,559)
Net Cash (Used in) Financing Activities	(168,583)	(1,038,878)

Effect of exchange rate changes on cash and cash equivalents	126,366	10,514

Net Increase in Cash and Cash Equivalents	1,340,202	1,017,739
Cash and Cash Equivalents, Beginning of Year	2,456,384	521,192
Cash and Cash Equivalents, End of Period	$3,796,586	$1,538,931

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2008	December 31 2007
Assets
Current Assets:
Cash and cash equivalents	$3,796,586	$2,456,384
Investments, including $307,500 of investments measured at fair value at December 31, 2007	1,381,688	364,443
Trade receivables, less allowances of $276,637 in 2008 and $258,288 in 2007	5,189,052	4,946,876
Inventories:
Finished products	1,752,566	1,677,083
Work in process	790,956	681,634
Materials	617,682	592,725
Total inventories	3,161,204	2,951,442
Prepaid expenses, deferred income taxes, and other receivables	3,428,638	3,323,588
Total Current Assets	16,957,168	14,042,733
Investments	1,091,254	1,125,262
Property and Equipment, at Cost	16,299,707	15,597,801
Less: accumulated depreciation and amortization	8,507,823	8,079,652
Net Property and Equipment	7,791,884	7,518,149
Intangible Assets, net of amortization	6,009,853	5,720,478
Goodwill	10,791,052	10,128,841
Deferred Income Taxes and Other Assets	1,432,508	1,178,461
	$44,073,719	$39,713,924

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,706,123	$1,827,361
Trade accounts payable	1,180,397	1,219,529
Salaries, dividends payable, and other accruals	5,252,853	5,077,428
Income taxes payable	156,177	80,406
Current portion of long-term debt	1,721,000	898,554
Total Current Liabilities	12,016,550	9,103,278

Long-term Debt	8,458,584	9,487,789
Post-employment Obligations and Other Long-term Liabilities	3,523,801	3,344,317
Long-term Obligations in Connection With Conclusion of TAP Pharmaceutical Products Inc. Joint Venture	1,115,982	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2008: 1,590,469,383; 2007: 1,580,854,677	6,745,205	6,104,102
Common shares held in treasury, at cost - Shares: 2008: 48,922,498; 2007: 30,944,537	(2,250,693)	(1,213,134)
Earnings employed in the business	11,963,641	10,805,809
Accumulated other comprehensive income (loss)	2,500,649	2,081,763
Total Shareholders’ Investment	18,958,802	17,778,540
	$44,073,719	$39,713,924

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

Abbott’s core laboratory diagnostics business, including Point of Care, was accounted for as discontinued operations for the six months ended June 30, 2007.  Subsequently, a decision was made to retain the businesses.  The results for the six months ended June 30, 2007 included depreciation and amortization through January 17, 2007.  The amount of depreciation and amortization not recorded in the first six months of 2007 was $99 million, which was recorded in the third quarter of 2007.

Note 2 – Supplemental Financial Information

In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded a gain of approximately $95 million in the second quarter 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the second quarter and six months ended June 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.  The remainder of Other (income) expense, net in 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP.

Other (income) expense, net for the second quarter of 2007 includes a $48 million fair market value gain adjustment to Abbott’s investment in Boston Scientific stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the first six months of 2007 includes a $101 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.

Supplemental Cash Flow Information – In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded intangible assets of approximately $700 million, goodwill of approximately $350 million, net deferred tax assets of approximately $160 million and a contingent liability of approximately $1.1 billion and derecognized its investment in the TAP Pharmaceutical Products Inc. joint venture of approximately $280 million in the second quarter of 2008.  Other, net in Net cash from operating activities for 2008 and 2007 includes the effects of contributions to the main domestic defined benefit plan of $200 million in each period and to the post-employment medical and dental plans of $65 million and $75 million, respectively. (Purchases of) proceeds from sales of other investment securities, net in 2008 reflects the acquisition of short-term investments with original maturities of over three months.

Investments at June 30, 2008 and December 31, 2007 consist of the following:

(dollars in millions)

	June 30	December 31
	2008	2007
Current Investments:
Time deposits and certificates of deposit	$1,382	$57
Boston Scientific common stock	—	307
Total	$1,382	$364

Long-term Investments:
Equity securities	$163	$229
Note receivable from Boston Scientific, 4% interest, due in 2011	857	851
Other	71	45
Total	$1,091	$1,125

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 3 – Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million for the full year 2007.  Abbott will also receive payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP, which are recorded by Abbott as Other (income) expense, net as earned.  Such payments, which will be subject to tax, are expected to approximate $1.5 billion over a five-year period.

The exchange transaction was accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP resulted in the recording of net assets of approximately $225 million related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $280 million.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $250 million.  The intangible assets are being amortized over 15 years.  Abbott has also agreed to remit cash to TAP if certain research and development events are not achieved on the development assets retained by TAP.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  If these payments are not required, the liability would be reduced and a gain would be recorded.

The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing of approximately $95 million, which is in addition to the amounts discussed in the second paragraph above. The valuation of the assets and liabilities is preliminary and is expected to be finalized in the third quarter.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP follows below (in millions).  The results for 2008 include results through April 30.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$141	$767	$853	$1,516
Cost of sales	46	188	229	368
Income before taxes	35	365	356	826
Net earnings	34	232	238	525

Note 4 – Acquired In-process Research and Development

In the first half of 2008, technology investments and acquired product rights resulted in charges to acquired in-process research and development of approximately $97 million.

Note 5 – Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion in 2007 and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions.  In the second quarter of 2008, Abbott’s federal income tax returns for 2004 and 2005 were settled, resulting in a net reduction of income taxes of approximately $30 million.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 6 – Litigation and Environmental Matters

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

There are several civil actions pending brought by state attorneys general and private entities alleging antitrust and unfair competition claims in connection with the sales of TriCor. Abbott licenses TriCor from a third party and the licensor has also been named as a defendant.  There are several civil actions pending brought by private payers and others alleging antitrust claims in connection with the pricing of Norvir.  Abbott is unable to estimate a range of loss, if any, and no loss reserves have been recorded.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $155 million to $345 million.  The recorded reserve balance at June 30, 2008 for these proceedings and exposures was approximately $195 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases and investigations discussed in the third paragraph and the patent case discussed in the second paragraph of this footnote, the resolution of which could be material to cash flows or results of operations for a quarter.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 7 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost — benefits earned during the period	$55	$61	$115	$121	$11	$15	$23	$30
Interest cost on projected benefit obligations	84	76	170	151	22	25	48	49
Expected return on plans’ assets	(120)	(103)	(239)	(205)	(8)	(6)	(16)	(13)
Net amortization	5	22	18	44	1	8	6	17
Net Cost	$24	$56	$64	$111	$26	$42	$61	$83

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2008 and 2007, $200 was contributed to the main domestic defined benefit plan and $65 and $75, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 8 – Comprehensive Income, net of tax

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Foreign currency translation gain adjustments	$242	$247	$433	$263
Unrealized (losses) gains on marketable equity securities	(2)	(6)	(27)	1
Amortization of net actuarial losses and prior service cost and credits	4	20	16	40
Net adjustments for derivative instruments designated as cash flow hedges	2	(15)	(4)	(9)
Other comprehensive income, net of tax	246	246	418	295
Net Earnings	1,322	989	2,260	1,686
Comprehensive Income	$1,568	$1,235	$2,678	$1,981

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(3,381)	$(2,059)
Net actuarial losses and prior service cost and credits			899	1,217
Cumulative unrealized (gains) on marketable equity securities			(39)	(14)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges			21	(12)

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 9 – Segment Information

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

Diagnostic Products – Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, three diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Vascular Products – Worldwide sales of coronary, endovascular, vessel closure and other products.

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

	Net Sales to External Customers				Operating Earnings (Loss)
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
	2008	2007	2008	2007	2008	2007	2008	2007
Pharmaceuticals	$4,123	$3,532	$7,978	$6,904	$1,541	$1,330	$2,886	$2,493
Nutritionals (a)	1,235	1,097	2,344	2,099	193	229	376	410
Diagnostics	936	799	1,768	1,509	102	68	155	94
Vascular	489	423	941	844	47	(29)	16	(52)
Total Reportable Segments	6,783	5,851	13,031	11,356	1,883	1,598	3,433	2,945
Other	531	520	1,049	960
Net Sales	$7,314	$6,371	$14,080	$12,316
Corporate functions and benefit plans costs					(97)	(137)	(210)	(226)
Non-reportable segments					41	114	113	178
Net interest expense					(83)	(125)	(176)	(249)
Acquired in-process research and development					(79)	—	(97)	—
Income from TAP Pharmaceutical Products Inc. joint venture					17	116	119	262
Share-based compensation (b)					(68)	(87)	(220)	(250)
Other, net (c)					22	(226)	(165)	(567)
Consolidated Earnings Before Taxes					$1,636	$1,253	$2,797	$2,093

(a)          Operating earnings in 2008 for the Nutritional Products segment were impacted by higher commodity costs.

(b)         Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(c)          Other, net for the three months and six months ended June 30, 2008, includes the gain from the closing of the TAP joint venture and contractual payments from TAP associated with the closing of the TAP Pharmaceutical Products Inc. joint venture.  Other, net for the three months and six months ended June 30, 2007, includes acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and the reversal of depreciation on property and equipment classified as held for sale that was recorded by the Diagnostics segment.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 10 – Incentive Stock Programs

In the first six months of 2008, Abbott granted 20,069,002 stock options, 1,797,028 replacement stock options, 809,650 restricted stock awards and 541,874 restricted stock units under this program.  At June 30, 2008, approximately 28 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2008 is as follows:

	Outstanding	Exercisable
Number of shares	141,007,220	99,290,665
Weighted average remaining life (years)	6.7	5.7
Weighted average exercise price	$48.66	$46.94
Aggregate intrinsic value (in millions)	$709	$640

The total unrecognized share-based compensation cost at June 30, 2008 amounted to approximately $329 million which is expected to be recognized over the next three years.

Note 11 – Goodwill and Intangible Assets

(dollars in millions)

In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded approximately $350 of goodwill.  Foreign currency translation adjustments and other adjustments increased goodwill in the first six months of 2008 and 2007 by approximately $312 and $129, respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.  The amount of goodwill related to reportable segments at June 30, 2008 was $6,806 for the Pharmaceutical Products segment, $206 for the Nutritional Products segment, $262 for the Diagnostic Products segment and $2,166 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology was $9,713 as of June 30, 2008 and $9,043 as of December 31, 2007, and accumulated amortization was $3,703 as of June 30, 2008 and $3,323 as of December 31, 2007.  The estimated annual amortization expense for intangible assets is approximately $775 in 2008, $785 in 2009 and approximately $770 in 2010, 2011 and 2012.  Intangible assets are amortized over 4 to 25 years (average 11 years).

Note 12 – Restructuring Plans

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $44 and $67 were subsequently recorded in the first six months of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	11	59
Payments and other adjustments	(59)	(63)
Accrued balance at June 30	$146	$189

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited), continued

Note 13 – Fair Value Measures

(dollars in millions)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2008:
Marketable available-for-sale securities	$219	$163	$23	$33
Foreign currency forward exchange contracts	34	—	34	—
Financial assets relating to TAP employees’ stock options	29	—	—	29
Total Assets	$282	$163	$57	$62
Fair value of hedged long-term debt	$2,443	$—	$2,443	$—
Foreign currency forward exchange contracts	20	—	20	—
Interest rate swap financial instruments	57	—	57	—
Financial liabilities relating to TAP employees’ stock options	42	—	—	42
Total Liabilities	$2,562	$—	$2,520	$42

December 31, 2007:
Trading securities	$308	$308	$—	$—
Marketable available-for-sale securities	193	193	—	—
Foreign currency forward exchange contracts	24	—	24	—
Total Assets	$525	$501	$24	$—
Interest rate swap financial instruments	$25	$—	$25	$—
Fair value of hedged long-term debt	1,475	—	1,475	—
Foreign currency forward exchange contracts	45	—	45	—
Total Liabilities	$1,545	$—	$1,545	$—

In connection with the conclusion of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded derivative financial assets and liabilities related to stock options previously granted to TAP’s employees.  The amounts of these assets and liabilities were calculated using both the Black-Scholes option–pricing model and the intrinsic value of the options.  From April 30, 2008 to June 30, 2008 both the assets and liabilities decreased by approximately $11 million.  The effect of the changes in these assets and liabilities offset each other.  In addition, Abbott received investments that are valued using significant unobservable inputs. The recorded value of these investments did not change significantly during the quarter.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Three Months Ended June 30				Six Months Ended June 30
	2008	Percent Change	2007	Percent Change	2008	Percent Change	2007	Percent Change
Pharmaceutical Products	$4,123	16.7	$3,532	17.2	$7,978	15.5	$6,904	16.9
Nutritional Products	1,235	12.6	1,097	4.6	2,344	11.7	2,099	(4.2)
Diagnostic Products	936	17.2	799	11.4	1,768	17.1	1,509	10.8
Vascular Products	489	15.7	423	63.3	941	11.6	844	146.6
Total Reportable Segments	6,783	15.9	5,851	16.1	13,031	14.8	11,356	15.9
Other	531	2.2	520	12.2	1,049	9.1	960	8.8
Net Sales	$7,314	14.8	$6,371	15.8	$14,080	14.3	$12,316	15.3

Total U.S	$3,410	5.7	$3,225	17.7	$6,452	4.8	$6,158	13.8

Total International	$3,904	24.1	$3,146	13.9	$7,628	23.9	$6,158	16.8

Worldwide sales for the second quarter and six months 2008 compared to 2007 reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased second quarter 2008 consolidated net sales by 5.9 percent, Total International sales by 12.0 percent, Pharmaceutical Products segment sales by 6.0 percent, Diagnostic Products segment sales by 9.2 percent and Vascular Products segment sales by 6.4 percent over the second quarter of 2007.  The relatively weaker U.S. dollar also increased the first six months 2008 consolidated net sales by 5.7 percent, Total International sales by 11.5 percent, Pharmaceutical Products segment sales by 6.0 percent, Diagnostic Products segment sales by 8.7 percent and Vascular Products segment sales by 5.6 percent over the first six months of 2007.  The relatively weaker U.S. dollar increased second quarter 2007 consolidated net sales by 2.7 percent, Total International sales by 5.3 percent, Pharmaceutical Products segment sales by 2.7 percent, Diagnostic Products segment sales by 3.8 percent and Vascular Products segment sales by 2.2 percent over the second quarter of 2006.  The relatively weaker U.S. dollar also increased the first six months 2007 consolidated net sales by 2.7 percent, Total International sales by 5.4 percent, Pharmaceutical Products segment sales by 2.7 percent, Diagnostic Products segment sales by 3.9 percent and Vascular Products segment sales by 2.3 percent over the first six months of 2006.  Sales growth in 2007 for the Nutritional Products segment was unfavorably impacted by the completion of the co-promotion of Synagis in 2006.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Six Months Ended June 30
		Percent		Percent
	2008	Change	2007	Change
Pharmaceutical Products —
U.S. Specialty	$2,341	19.5	$1,958	26.1
U.S. Primary Care	1,411	(8.1)	1,535	38.9
International Pharmaceuticals	3,743	27.0	2,948	12.9

Nutritional Products —
U.S. Pediatric Nutritionals	615	5.7	582	6.1
International Pediatric Nutritionals	634	22.9	516	18.6
U.S. Adult Nutritionals	562	3.3	544	(0.8)
International Adult Nutritionals	520	18.9	437	12.3

Diagnostics —
Immunochemistry	1,411	17.3	1,203	10.8

Increased sales of HUMIRA and Depakote and the addition of Lupron sales in 2008 accounted for the majority of the sales increases for U.S. Specialty products in both 2008 and 2007.  U.S. sales of HUMIRA were $927 million, $696 million and $501 million for the six months ended June 30, 2008, 2007 and 2006, respectively.  U.S. Primary Care sales in 2008 were impacted by a significant decrease in sales of Omnicef due to generic competition, partially offset by increased sales of Niaspan and TriCor.  U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006, and TriCor and were unfavorably impacted by decreased sales of Biaxin.   Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2008 and 2007.  International sales of HUMIRA were $1.039 billion, $611 million and $382 million for the six months ended June 30, 2008, 2007 and 2006, respectively.  International Pediatric Nutritionals sales increases in 2008 and 2007 were due primarily to volume growth in developing countries.  The favorable effect of the relatively weaker U.S. dollar favorably impacted international product sales growth in both years.

The gross profit margin was 57.3 percent for the second quarter 2008, compared to 56.0 percent for the second quarter 2007.  First six months 2008 gross profit margin was 56.8 percent, compared to 56.2 percent for the first six months 2007.  The increases in the gross profit margins in 2008 were due primarily to favorable product and business mix.

Research and development expenses increased 12.6 percent in the second quarter 2008 and 6.2 percent for the first six months 2008 over comparable 2007 periods.  These increases reflect increased spending to support pipeline programs, including oncology, immunology, hepatitis C, neuroscience and drug eluting stents.  The majority of research and development expenditures is concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter and first six months 2008 increased 14.2 percent and 13.6 percent, respectively, over the comparable 2007 periods.   These increases reflect increased selling and marketing support for new and existing products, including continued spending for HUMIRA and the U.S. launch of Xience V, as well as spending on other marketed pharmaceutical products.

FINANCIAL REVIEW

(continued)

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million for the full year 2007.  Abbott expects to record U.S. sales of Lupron of approximately $400 million in 2008.  Abbott will also receive payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP, which are recorded by Abbott as Other (income) expense, net as earned.  Such payments, which will be subject to tax, are expected to approximate $1.5 billion over a five-year period.

The exchange transaction was accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP resulted in the recording of net assets of approximately $225 million related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $280 million.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $250 million.  The intangible assets are being amortized over 15 years.  Abbott has also agreed to remit cash to TAP if certain research and development events are not achieved on the development assets retained by TAP.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  If these payments are not required, the liability would be reduced and a gain would be recorded.

The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing of approximately $95 million, which is in addition to the amounts discussed in the second paragraph above.  The valuation of the assets and liabilities is preliminary and is expected to be finalized in the third quarter.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP follows below (in millions).  The results for 2008 include results through April 30.

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$141	$767	$853	$1,516
Cost of sales	46	188	229	368
Income before taxes	35	365	356	826
Net earnings	34	232	238	525

Restructurings

(dollars in millions)

In 2007, 2006 and 2005, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $44 and $67 were subsequently recorded in the first six months of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	11	59
Payments and other adjustments	(59)	(63)
Accrued balance at June 30	$146	$189

FINANCIAL REVIEW

(continued)

Basis of Presentation

Abbott’s core laboratory diagnostics business, including Point of Care, was accounted for as discontinued operations for the six months ended June 30, 2007.  Subsequently, a decision was made to retain the businesses.  The results for the six months ended June 30, 2007 included depreciation and amortization through January 17, 2007.  The amount of depreciation and amortization not recorded in the first six months of 2007 was $99 million, which was recorded in the third quarter of 2007.

Acquired In-process Research and Development

In the first half of 2008, technology investments and acquired product rights resulted in charges to acquired in-process research and development of approximately $97 million.

Interest (Income)

Interest income increased in the second quarter and first six months of 2008 over 2007 primarily as the result of higher investment balances.

Other (income) expense, net

In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded a gain of approximately $95 million in the second quarter 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the second quarter and six months ended June 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.  The remainder of Other (income) expense, net in 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by TAP and payments from TAP based on sales of products retained by TAP.

Other (income) expense, net for the second quarter of 2007 includes a $48 million fair market value gain adjustment to Abbott’s investment in Boston Scientific stock and a realized gain of $37 million on the sales of Boston Scientific stock.  Other (income) expense, net for the first six months of 2007 includes a $101 million fair market value loss adjustment to Abbott’s investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific stock.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion in 2007 and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions. In the second quarter of 2008, Abbott’s federal income tax returns for 2004 and 2005 were settled, resulting in a net reduction of income taxes of approximately $30 million.

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources at June 30, 2008 Compared with December 31, 2007

Net cash from operating activities for the first six months 2008 totaled approximately $3.1 billion.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.  Subsequent to June 30, 2008, Abbott paid $250 million to Boston Scientific as a result of the FDA’s approval to market the Xience V drug-eluting stent in the U.S.  This payment will result in an increase in goodwill.

Working capital was $4.9 billion at June 30, 2008 and December 31, 2007.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $250 million.  Abbott also recorded a liability of approximately $1.1 billion relating to an agreement to remit cash to TAP if certain research and development events are not achieved on the development assets retained by TAP.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  If these payments are not required, the liability would be reduced and a gain would be recorded.

At June 30, 2008, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $4.0 billion that support commercial paper borrowing arrangements.

In 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time.  During the first six months of 2008 and 2007, Abbott purchased approximately 19.0 million and 15.4 million, respectively, of its common shares at a cost of approximately $1.1 billion and $827 million, respectively.

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

(b)    Changes in internal control over financial reporting.  During the quarter ended June 30, 2008, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.             Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2008, except as otherwise indicated) those described below.

In April 2008, the case Patrick Warren Proffitt, et. al. was filed against Abbott in the Circuit Court for Cocke County, Tennessee alleging antitrust and consumer fraud claims in connection with the sale of fenofibrate formulations.  The case has been brought as a purported class action on behalf of all Tennessee individuals who purchased Tricor® or a generic substitute during the period from 1998 through 2008.  In May 2008, the case was removed to the United States District Court for the Eastern District of Tennessee.

In its 2007 Form 10-K, Abbott reported that a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors and that the federal cases have been consolidated in the United States District Court for the District of Massachusetts as In re:  Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  In June 2008, one of those consolidated cases, an action brought by the Utah Attorney General against Abbott and other manufacturers, was remanded to state court in Utah.

In its 2007 Form 10-K, Abbott reported that a purported derivative lawsuit was pending in the United States District Court for the Northern District of Illinois brought by Leonard Bronstein, an Abbott shareholder, on behalf of Abbott against Abbott and each member of its Board of Directors.  In May 2008, the court dismissed this case.

In its 2007 Form 10-K, Abbott reported that litigation was pending in the United Kingdom in which Abbott was seeking a declaration that Abbott’s original (as of 2006) and modified Multi-Link Vision® and Xience V™ coronary stent systems do not infringe Evysio’s three patents and that Evysio’s patents are invalid.  Abbott also reported that Evysio had filed a counterclaim accusing Abbott’s stents of infringement and seeking a declaration of validity. On April 21, 2008, the court in the United Kingdom issued a final judgment, not subject to appeal, holding that Abbott’s modified design stents do not infringe any of the three Evysio patents, that two of the Evysio patents are invalid, and that Abbott’s original design stents do not infringe Evysio’s only valid patent.

In its 2007 Form 10-K and Form 10-Q for the quarter ended March 31, 2008, Abbott reported that it had filed lawsuits against several companies seeking injunctive relief in connection with their proposed generic versions of extended release Depakote®. In the second quarter, Abbott entered into confidential settlement agreements resolving each of these cases, except for the cases filed against Banner Pharmacaps Inc. and Sun Pharmaceutical Industries Ltd.  The remaining cases are not material to Abbott.

In June 2008, Abbott received a subpoena from the United States Department of Justice, through the United States Attorney for the District of Massachusetts.  The government is investigating the sales and marketing activities of Abbott’s biliary stent products.  The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.

While it is not feasible to predict with certainty the outcome of the pending claims, proceedings and investigations in which Abbott is involved, including those previously disclosed, management is of the opinion that their ultimate dispositions should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 6 to Abbott’s financial statements above and the cases described in the third paragraph of such note.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2007 Form 10-K, except for the following:

The manufacture of many of Abbott’s products is a highly exacting and complex process, and if Abbott or one of its suppliers encounters problems manufacturing products, Abbott’s business could suffer.

The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements.  Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors.  In addition, single suppliers are currently used for certain products and materials.  If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.

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

•                  Changes in the rate of inflation (including the cost of raw materials, commodities and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts.

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

•                  Difficulties related to Abbott’s information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction or interruption of these systems.

•                  In connection with Abbott’s acquisition of the vascular intervention and endovascular solutions businesses of Guidant Corporation, Abbott loaned BSC International Holding, Limited (a wholly-owned subsidiary of Boston Scientific) $900 million on a subordinated basis. As long as the loan is outstanding, Abbott will be a creditor of Boston Scientific with respect to the $900 million loan and, as such, is subject to credit risk.

•                  Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree or corporate integrity agreement.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c)                        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	5,026,816	(1)	$50.620	4,942,800	$430,351,656	(2)
May 1, 2008 – May 31, 2008	342,062	(1)	$54.486	0	$0	(2)
June 1, 2008 – June 30, 2008	189,534	(1)	$54.199	0	$0	(2)
Total	5,558,412	(1)	$50.980	4,942,800	$430,351,656	(2)

1.                       These shares include:

(i)	the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 70,016 in April, 328,062 in May, and 175,534 in June; and

(ii)	the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan 14,000 in April, 14,000 in May, and 14,000 in June.

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

Item 4.                             Submission of Matters to a Vote of Security Holders

Abbott Laboratories held its Annual Meeting of Shareholders on April 25, 2008.  The following is a summary of the matters voted on at that meeting.

(a)          The shareholders elected Abbott’s entire Board of Directors.  The persons elected to Abbott’s Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld

Roxanne S. Austin	1,339,585,799	22,401,501
William M. Daley	1,336,548,642	25,438,658
W. James Farrell	1,333,126,336	28,860,964
H. Laurance Fuller	1,328,698,246	33,289,054
William A. Osborn	1,327,779,120	34,208,180
The Rt. Hon. Lord Owen CH	1,330,196,285	31,791,015
Boone Powell Jr.	1,328,263,922	33,723,378
W. Ann Reynolds, Ph.D.	1,324,076,547	37,910,753
Roy S. Roberts	1,338,960,890	23,026,410
Samuel C. Scott III	1,275,653,145	86,334,155
William D. Smithburg	1,264,060,988	97,926,312
Glenn F. Tilton	1,335,624,305	26,362,995
Miles D. White	1,329,172,835	32,814,465

(b)         The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott’s auditors.  The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain
1,346,517,731	3,480,415	11,989,154

(c)          The shareholders rejected a shareholder proposal on access to medicines.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
43,283,767	979,028,778	177,639,726	162,035,029

(d)         The shareholders rejected a shareholder proposal on advisory vote. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote
429,308,494	729,675,093	40,969,494	162,034,219

Item 6.             Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

		By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date:	July 25, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.