Form 10-Q
period 2008-09-30
ABBOTT LABORATORIES
filed 2008-11-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, Abbott Laboratories had 1,551,582,176 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net Sales	$7,497,660	$6,376,706	$21,577,284	$18,692,887

Cost of products sold	3,352,869	2,864,030	9,433,641	8,260,366
Research and development	680,360	640,718	1,957,180	1,843,248
Acquired in-process research and development	—	—	97,256	—
Selling, general and administrative	2,067,914	1,945,404	6,138,264	5,528,729
Total Operating Cost and Expenses	6,101,143	5,450,152	17,626,341	15,632,343

Operating Earnings	1,396,517	926,554	3,950,943	3,060,544

Interest expense	125,014	146,657	405,317	447,548
Interest (income)	(55,313)	(40,433)	(159,117)	(92,303)
(Income) from TAP Pharmaceutical Products Inc. joint venture	—	(114,084)	(118,997)	(376,442)
Net foreign exchange loss (gain)	17,156	4,959	37,849	16,058
Other (income) expense, net	(63,376)	36,036	(384,189)	78,960
Earnings Before Taxes	1,373,036	893,419	4,170,080	2,986,723
Taxes on Earnings	288,424	176,414	825,587	583,436

Net Earnings	$1,084,612	$717,005	$3,344,493	$2,403,287

Basic Earnings Per Common Share	$0.70	$0.46	$2.17	$1.56

Diluted Earnings Per Common Share	$0.69	$0.46	$2.14	$1.54

Cash Dividends Declared Per Common Share	$0.36	$0.325	$1.08	$0.975

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,545,639	1,543,544	1,543,605	1,542,046
Dilutive Common Stock Options and Awards	18,091	14,214	16,081	17,028

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,563,730	1,557,758	1,559,686	1,559,074

Outstanding Common Stock Options Having No Dilutive Effect	3,720	30,267	3,720	4,639

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30
	2008	2007
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,344,493	$2,403,287
Adjustments to reconcile earnings to net cash from operating activities –
Depreciation	830,844	773,066
Amortization of intangible assets	585,430	598,628
Share-based compensation	286,191	354,156
Gain on dissolution of TAP Pharmaceutical Products Inc. joint venture	(94,248)	—
Acquired in-process research and development	97,256	—
Trade receivables	(3,396)	94,663
Inventories	(116,950)	(34,494)
Other, net	832,417	(55,554)
Net Cash From Operating Activities	5,762,037	4,133,752

Cash Flow From (Used in) Investing Activities:
Contingent consideration paid relating to a prior business acquisition	(250,000)	—
Acquisitions of property and equipment	(1,023,132)	(1,227,428)
Proceeds from sales of Boston Scientific common stock	318,645	348,061
Purchases of other investment securities, net	(755,450)	(12,353)
Other	(25,369)	(16,195)
Net Cash (Used in) Investing Activities	(1,735,306)	(907,915)

Cash Flow From (Used in) Financing Activities:
Repayments of short-term debt and other	(1,379,968)	(22,165)
Repayments of long-term debt	(400,000)	(346,005)
Purchases of common shares	(1,073,127)	(1,058,606)
Proceeds from stock options exercised, including tax benefit	935,061	1,026,777
Dividends paid	(1,615,743)	(1,456,853)
Net Cash (Used in) Financing Activities	(3,533,777)	(1,856,852)

Effect of exchange rate changes on cash and cash equivalents	(138,995)	20,654

Net Increase in Cash and Cash Equivalents	353,959	1,389,639
Cash and Cash Equivalents, Beginning of Year	2,456,384	521,192
Cash and Cash Equivalents, End of Period	$2,810,343	$1,910,831

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2008	December 31 2007
Assets
Current Assets:
Cash and cash equivalents	$2,810,343	$2,456,384
Investments, including $307,500 of investments measured at fair value at December 31, 2007	956,127	364,443
Trade receivables, less allowances of $268,352 in 2008 and $258,288 in 2007	4,994,075	4,946,876
Inventories:
Finished products	1,793,142	1,677,083
Work in process	702,609	681,634
Materials	604,371	592,725
Total inventories	3,100,122	2,951,442
Prepaid expenses, deferred income taxes, and other receivables	3,366,066	3,323,588
Total Current Assets	15,226,733	14,042,733
Investments	1,081,999	1,125,262
Property and Equipment, at Cost	16,123,416	15,597,801
Less: accumulated depreciation and amortization	8,482,695	8,079,652
Net Property and Equipment	7,640,721	7,518,149
Intangible Assets, net of amortization	5,683,311	5,720,478
Goodwill	10,730,692	10,128,841
Deferred Income Taxes and Other Assets	1,389,556	1,178,461
	$41,753,012	$39,713,924

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$595,218	$1,827,361
Trade accounts payable	1,223,848	1,219,529
Salaries, dividends payable, and other accruals	5,689,270	5,077,428
Income taxes payable	231,007	80,406
Obligation in connection with conclusion of TAP Pharmaceutical Products Inc. joint venture	318,852	—
Current portion of long-term debt	1,501,244	898,554
Total Current Liabilities	9,559,439	9,103,278

Long-term Debt	8,468,033	9,487,789
Post-employment Obligations and Other Long-term Liabilities	3,582,575	3,344,317
Long-term Obligation in Connection With Conclusion of TAP Pharmaceutical Products Inc. Joint Venture	797,130	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2008: 1,600,301,101; 2007: 1,580,854,677	7,309,276	6,104,102
Common shares held in treasury, at cost - Shares: 2008: 48,718,925; 2007: 30,944,537	(2,240,285)	(1,213,134)
Earnings employed in the business	12,453,610	10,805,809
Accumulated other comprehensive income (loss)	1,823,234	2,081,763
Total Shareholders’ Investment	19,345,835	17,778,540
	$41,753,012	$39,713,924

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Abbott’s core laboratory diagnostics business, including Point of Care, was accounted for as discontinued operations for the six months ended June 30, 2007.  Subsequently, a decision was made to retain the businesses.  The results for the six months ended June 30, 2007 included depreciation and amortization through January 17, 2007.  Depreciation and amortization that was discontinued in the amount of approximately $99 million was recorded in the third quarter of 2007.

In the third quarter of 2008, Abbott announced that it had reached an agreement to sell Abbott’s spine business for $360 million in cash.  The transaction closed in October 2008 and a pretax gain of approximately $150 million will be recorded in the fourth quarter of 2008.  The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Note 2 – Supplemental Financial Information

As described in Note 3, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture in the second quarter of 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the nine months ended September 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.  Other (income) expense, net for the third quarter of 2008 and the remainder of Other (income) expense, net for the nine months ended September 30, 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda.

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

Supplemental Cash Flow Information – In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded intangible assets of approximately $700 million, goodwill of approximately $350 million, net deferred tax assets of approximately $150 million and a contingent liability of approximately $1.1 billion and derecognized its investment in the TAP Pharmaceutical Products Inc. joint venture of approximately $280 million in the second quarter of 2008.  The increase in Other, net in Net cash from operating activities from 2007 to 2008 reflects primarily increased accruals for cost improvement initiatives and payroll related obligations.  Purchases of other investment securities, net in 2008 reflects the acquisition of short-term investments with original maturities of over three months.

Investments at September 30, 2008 and December 31, 2007 consist of the following:

(dollars in millions)

	September 30	December 31
	2008	2007
Current Investments:
Time deposits and certificates of deposit	$956	$57
Boston Scientific common stock	—	307
Total	$956	$364

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited), continued

	September 30	December 31
	2008	2007
Long-term Investments:
Equity securities	$151	$229
Note receivable from Boston Scientific, 4% interest, due in 2011	861	851
Other	70	45
Total	$1,082	$1,125

Note 3 – Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Subsequent to the conclusion of the joint venture, TAP was merged into two Takeda entities.  The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing of approximately $94 million.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million for the full year 2007.  Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Such payments, which are subject to tax, are expected to approximate $1.4 billion over the five-year period beginning on May 1, 2008.

The exchange transaction was accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $280 million.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million.  The intangible assets are being amortized over 15 years.  Abbott has also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  Of the $1.1 billion, Abbott will make tax-deductible payments of $200 million in the fourth quarter of 2008 and approximately $120 million in 2009.  If the remaining payments are not required, the liability would be reduced and a gain would be recorded.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP follows below (in millions).  The results for 2008 include results through April 30.

	Three Months Ended	Nine Months Ended September 30
	September 30, 2007	2008	2007
Net sales	$741	$853	$2,257
Cost of sales	169	229	538
Income before taxes	359	356	1,186
Net earnings	228	238	753

Note 4 – Acquired In-process Research and Development

During 2008, technology investments and acquired product rights resulted in charges to acquired in-process research and development of approximately $97 million.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited), continued

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $145 million to $355 million.  The recorded reserve balance at September 30, 2008 for these proceedings and exposures was approximately $205 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”

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

September 30, 2008

(Unaudited), continued

Note 7 – Post-Employment Benefits

(dollars in millions)

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost — benefits earned during the period	$55	$55	$170	$176	$10	$14	$33	$44
Interest cost on projected benefit obligations	86	73	256	224	21	24	69	73
Expected return on plans’ assets	(120)	(102)	(359)	(307)	(9)	(6)	(25)	(19)
Net amortization	7	19	25	63	(1)	8	5	25
Net Cost	$28	$45	$92	$156	$21	$40	$82	$123

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2008 and 2007, $200 was contributed to the main domestic defined benefit plan and $65 and $75, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 8 – Comprehensive Income, net of tax

(dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Foreign currency translation (loss) gain adjustments	$(690)	$16	$(257)	$279
Unrealized gains (losses) on marketable equity securities	1	26	(26)	27
Amortization of net actuarial losses and prior service cost and credits	6	17	22	58
Net adjustments for derivative instruments designated as cash flow hedges	6	(21)	2	(31)
Other comprehensive income, net of tax	(677)	38	(259)	333
Net Earnings	1,085	717	3,344	2,403
Comprehensive Income	$408	$755	$3,085	$2,736

Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(2,692)	$(2,074)
Net actuarial losses and prior service cost and credits			893	1,200
Cumulative unrealized (gains) on marketable equity securities			(40)	(39)
Cumulative losses on derivative instruments designated as cash flow hedges			16	9

Notes to Condensed Consolidated Financial Statements

September 30, 2008

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

Vascular Products — Worldwide sales of coronary, endovascular, vessel closure and other products.

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

	Net Sales to External Customers				Operating Earnings (Loss)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007	2008	2007	2008	2007
Pharmaceuticals	$4,121	$3,531	$12,098	$10,435	$1,513	$1,267	$4,400	$3,760
Nutritionals (a)	1,262	1,102	3,606	3,201	200	186	576	595
Diagnostics	911	790	2,679	2,299	99	79	253	174
Vascular	636	403	1,578	1,246	91	(52)	107	(104)
Total Reportable Segments	6,930	5,826	19,961	17,181	1,903	1,480	5,336	4,425
Other	568	551	1,616	1,512
Net Sales	$7,498	$6,377	$21,577	$18,693
Corporate functions and benefit plans costs					(70)	(94)	(280)	(320)
Non-reportable segments					37	79	150	257
Net interest expense					(70)	(106)	(246)	(355)
Acquired in-process research and development					—	—	(97)	—
Income from TAP Pharmaceutical Products Inc. joint venture					—	114	119	376
Share-based compensation (b)					(66)	(104)	(286)	(354)
Other, net (c)					(361)	(476)	(526)	(1,042)
Consolidated Earnings Before Taxes					$1,373	$893	$4,170	$2,987

(a)         Operating earnings in 2008 for the Nutritional products segment were impacted by higher commodity costs.

(b)        Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(c)         Other, net for the nine months ended September 30, 2008, includes the gain from the closing of the TAP joint venture and contractual payments from Takeda associated with the closing of the TAP Pharmaceutical Products Inc. joint venture.  Other, net for nine months ended September 30, 2007, includes acquisition integration expenses related to the acquisitions of Guidant’s vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc., fair market value loss adjustments to Abbott’s investment in Boston Scientific common stock and the cost of terminating a contract.

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited), continued

Note 10 – Incentive Stock Programs

In the first nine months of 2008, Abbott granted 20,420,452 stock options, 4,211,294 replacement stock options, 809,650 restricted stock awards and 570,974 restricted stock units under this program.  At September 30, 2008, approximately 32 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2008 is as follows:

	Outstanding	Exercisable
Number of shares	130,785,860	88,809,974
Weighted average remaining life (years)	6.6	5.6
Weighted average exercise price	$49.07	$47.26
Aggregate intrinsic value (in millions)	$1,117	$920

The total unrecognized share-based compensation cost at September 30, 2008 amounted to approximately $282 million which is expected to be recognized over the next three years.

Note 11 – Goodwill and Intangible Assets

(dollars in millions)

In the third quarter of 2008, Abbott paid $250 to Boston Scientific as a result of the FDA’s approval to market the Xience V drug-eluting stent in the U.S., resulting in an increase in goodwill.  In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded approximately $350 of goodwill in the second quarter of 2008.  Foreign currency translation adjustments and other adjustments increased goodwill in the first nine months of 2008 and 2007 by approximately $2 and $222, respectively.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.  The amount of goodwill related to reportable segments at September 30, 2008 was $6,576 for the Pharmaceutical Products segment, $206 for the Nutritional Products segment, $264 for the Diagnostic Products segment and $2,329 for the Vascular Products segment.

The gross amount of amortizable intangible assets, primarily product rights and technology was $9,617 as of September 30, 2008 and $9,043 as of December 31, 2007, and accumulated amortization was $3,934 as of September 30, 2008 and $3,323 as of December 31, 2007.  The estimated annual amortization expense for intangible assets is approximately $775 in 2008, $785 in 2009 and approximately $770 in 2010, 2011 and 2012.  Intangible assets are amortized over 4 to 25 years (average 11 years).

Note 12 – Restructuring Plans

(dollars in millions)

In the third quarter of 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  This plan will result in pre-tax charges of approximately $370 over the next several years.  These charges include employee-related costs of approximately $110, accelerated depreciation of approximately $75, and other related exit costs of approximately $185, mainly related to product transfers. In the third quarter 2008, Abbott recorded charges to Cost of products sold of approximately $129 under the plan.  Additional charges of approximately $7 were subsequently recorded in the third quarter of 2008 relating to this restructuring, primarily for accelerated depreciation.  The remainder of the charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:

2008
2008 restructuring charges	$129
Payments and other adjustments	(16)
Accrued balance at September 30	$113

Notes to Condensed Consolidated Financial Statements

September 30, 2008

(Unaudited), continued

In 2008, 2007 and 2006, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $61 and $77 were subsequently recorded in the first nine months of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	36	45
Payments and other adjustments	(85)	(106)
Accrued balance at September 30	$145	$132

Note 13 – Fair Value Measures

(dollars in millions)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2008:
Equity and other securities	$199	$151	$16	$32
Foreign currency forward exchange contracts	79	—	79	—
Financial assets relating to TAP employees’ stock options	22	—	—	22
Total Assets	$300	$151	$95	$54
Fair value of hedged long-term debt	$2,466	$—	$2,466	$—
Foreign currency forward exchange contracts	47	—	47	—
Interest rate swap financial instruments	34	—	34	—
Financial liabilities relating to TAP employees’ stock options	34	—	—	34
Total Liabilities	$2,581	$—	$2,547	$34

December 31, 2007:
Trading securities	$308	$308	$—	$—
Marketable available-for-sale securities	193	193	—	—
Foreign currency forward exchange contracts	24	—	24	—
Total Assets	$525	$501	$24	$—
Interest rate swap financial instruments	$25	$—	$25	$—
Fair value of hedged long-term debt	1,475	—	1,475	—
Foreign currency forward exchange contracts	45	—	45	—
Total Liabilities	$1,545	$—	$1,545	$—

In connection with the conclusion of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded derivative financial assets and liabilities related to stock options previously granted to TAP’s employees.  The amounts of these assets and liabilities were calculated using both the Black-Scholes option–pricing model and the intrinsic value of the options.  From April 30, 2008 to September 30, 2008 both the assets and liabilities decreased by approximately $18.  The effect of the changes in these assets and liabilities substantially offset each other.  In addition, Abbott received investments that are valued using significant unobservable inputs.  The recorded value of these investments did not change significantly.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Three Months Ended September 30				Nine Months Ended September 30
	2008	Percent Change	2007	Percent Change	2008	Percent Change	2007	Percent Change
Pharmaceutical Products	$4,121	16.7	$3,531	19.6	$12,098	15.9	$10,435	17.8
Nutritional Products	1,262	14.5	1,102	4.4	3,606	12.7	3,201	(1.4)
Diagnostic Products	911	15.3	790	9.8	2,679	16.5	2,299	10.5
Vascular Products	636	57.9	403	14.9	1,578	26.6	1,246	80.0
Total Reportable Segments	6,930	19.0	5,826	14.7	19,961	16.2	17,181	15.5
Other	568	2.9	551	10.9	1,616	6.9	1,512	9.6
Net Sales	$7,498	17.6	$6,377	14.4	$21,577	15.4	$18,693	15.0

Total U.S	$3,683	17.9	$3,125	10.2	$10,135	9.2	$9,283	12.5

Total International	$3,815	17.3	$3,252	18.8	$11,442	21.6	$9,410	17.5

Worldwide sales for the third quarter and nine months 2008 compared to 2007 reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased third quarter 2008 consolidated net sales by 4.7 percent, Total International sales by 9.2 percent, Pharmaceutical Products segment sales by 4.8 percent, Diagnostic Products segment sales by 7.5 percent and Vascular Products segment sales by 5.4 percent over the third quarter of 2007.  The relatively weaker U.S. dollar also increased the first nine months 2008 consolidated net sales by 5.4 percent, Total International sales by 10.7 percent, Pharmaceutical Products segment sales by 5.6 percent, Diagnostic Products segment sales by 8.2 percent and Vascular Products segment sales by 5.6 percent over the first nine months of 2007.  The relatively weaker U.S. dollar increased third quarter 2007 consolidated net sales by 2.8 percent, Total International sales by 5.7 percent, Pharmaceutical Products segment sales by 3.0 percent, Diagnostic Products segment sales by 3.9 percent and Vascular Products segment sales by 2.4 percent over the third quarter of 2006.  The relatively weaker U.S. dollar also increased the first nine months 2007 consolidated net sales by 2.7 percent, Total International sales by 5.5 percent, Pharmaceutical Products segment sales by 2.8 percent, Diagnostic Products segment sales by 3.9 percent and Vascular Products segment sales by 2.4 percent over the first nine months of 2006.  Sales growth in 2008 for the Vascular Products segment was favorably impacted by the U.S. launch of the Xience V drug-eluting stent in the third quarter of 2008.  Sales growth in 2007 for the Nutritional Products segment was unfavorably impacted by the completion of the co-promotion of Synagis in 2006.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)

	Nine Months Ended September 30
	2008	Percent Change	2007	Percent Change
Pharmaceutical Products —
U.S. Specialty	$3,691	21.2	$3,046	24.0
U.S. Primary Care	2,166	(4.8)	2,275	33.8
International Pharmaceuticals	5,521	25.5	4,400	16.5

Nutritional Products —
U.S. Pediatric Nutritionals	935	2.9	908	8.9
International Pediatric Nutritionals	984	24.3	791	18.5
U.S. Adult Nutritionals	866	8.7	797	(0.9)
International Adult Nutritionals	800	18.1	677	12.4

Diagnostics —
Immunochemistry	2,135	16.3	1,835	10.5

Increased sales of HUMIRA and the addition of Lupron sales in 2008 accounted for the majority of the sales increase for U.S. Specialty products in 2008.  Increased sales of HUMIRA and Depakote accounted for the majority of the sales increase for U.S. Specialty products in 2007. U.S. sales of HUMIRA were $1.5 billion, $1.1 billion and $806 million for the nine months ended September 30, 2008, 2007 and 2006, respectively.  U.S. Primary Care sales in 2008 were impacted by a significant decrease in sales of Omnicef due to generic competition, partially offset by increased sales of Niaspan and TriCor.  U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006, and TriCor and were unfavorably impacted by decreased sales of Biaxin.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2008 and 2007.  International sales of HUMIRA were $1.666 billion, $986 million and $617 million for the nine months ended September 30, 2008, 2007 and 2006, respectively.  International Pediatric Nutritionals sales increases in 2008 and 2007 were due primarily to volume growth in developing countries.  The favorable effect of the relatively weaker U.S. dollar favorably impacted international product sales growth in both years.

The gross profit margin was 55.3 percent for the third quarter 2008, compared to 55.1 percent for the third quarter 2007.  First nine months 2008 gross profit margin was 56.3 percent, compared to 55.8 percent for the first nine months 2007.  The increases in the gross profit margins in 2008 were due primarily to favorable product and business mix.

Research and development expenses increased 6.2 percent in the third quarter 2008 and the first nine months 2008 over comparable 2007 periods.  These increases reflect increased spending to support pipeline programs, including oncology, immunology, hepatitis C, neuroscience and drug eluting stents.  The majority of research and development expenditures is concentrated on pharmaceutical products.

Selling, general and administrative expenses for the third quarter and first nine months 2008 increased 6.3 percent and 11.0 percent, respectively, over the comparable 2007 periods.  These increases reflect increased selling and marketing support for new and existing products, including continued spending for HUMIRA and the U.S. launch of Xience V, as well as spending on other marketed pharmaceutical products.

FINANCIAL REVIEW

(continued)

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Subsequent to the conclusion of the joint venture, TAP was merged into two Takeda entities.  The exchange of Abbott’s investment in TAP for TAP’s Lupron business resulted in a gain at closing of approximately $94 million.  The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  TAP’s sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million for the full year 2007.  Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Such payments, which are subject to tax, are expected to approximate $1.4 billion over the five-year period beginning on May 1, 2008.

The exchange transaction was accounted for as a sale of Abbott’s equity interest in TAP and as an acquisition of TAP’s Lupron business under SFAS No. 141 “Business Combinations.”  The sale of Abbott’s equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott’s investment in TAP in the amount of approximately $280 million.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million.  The intangible assets are being amortized over 15 years.  Abbott has also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  Of the $1.1 billion, Abbott will make tax-deductible payments of $200 million in the fourth quarter of 2008 and approximately $120 million in 2009.  If the remaining payments are not required, the liability would be reduced and a gain would be recorded.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP follows below (in millions).  The results for 2008 include results through April 30.

	Three Months Ended	Nine Months Ended September 30
	September 30, 2007	2008	2007
Net sales	$741	$853	$2,257
Cost of sales	169	229	538
Income before taxes	359	356	1,186
Net earnings	228	238	753

FINANCIAL REVIEW

(continued)

Restructurings

(dollars in millions)

In the third quarter of 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  This plan will result in pre-tax charges of approximately $370 over the next several years.  These charges include employee-related costs of approximately $110, accelerated depreciation of approximately $75, and other related exit costs of approximately $185, mainly related to product transfers. In the third quarter 2008, Abbott recorded charges to Cost of products sold of approximately $129 under the plan.  Additional charges of approximately $7 were subsequently recorded in the third quarter of 2008 relating to this restructuring, primarily for accelerated depreciation.  The remainder of the charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:

2008
2008 restructuring charges	$129
Payments and other adjustments	(16)
Accrued balance at September 30	$113

In 2008, 2007 and 2006, Abbott management approved plans to realign its worldwide pharmaceutical manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $61 and $77 were subsequently recorded in the first nine months of 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation.  In addition, Abbott implemented facilities restructuring plans in the second quarter of 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52.  The following summarizes the activity for restructurings:

	2008	2007
Accrued balance at January 1	$194	$193
Restructuring charges	36	45
Payments and other adjustments	(85)	(106)
Accrued balance at September 30	$145	$132

Basis of Presentation

Abbott’s core laboratory diagnostics business, including Point of Care, was accounted for as discontinued operations for the six months ended June 30, 2007.  Subsequently, a decision was made to retain the businesses.  The results for the six months ended June 30, 2007 included depreciation and amortization through January 17, 2007.  Depreciation and amortization that was discontinued in the amount of approximately $99 million was recorded in the third quarter of 2007.

In the third quarter of 2008, Abbott announced that it had reached an agreement to sell Abbott’s spine business for $360 million in cash.  The transaction closed in October 2008 and a pretax gain of approximately $150 million will be recorded in the fourth quarter of 2008.  The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Acquired In-process Research and Development

In the first half of 2008, technology investments and acquired product rights resulted in charges to acquired in-process research and development of approximately $97 million.

Interest (Income)

Interest income increased in the third quarter and first nine months of 2008 over 2007 primarily as the result of higher investment balances.

FINANCIAL REVIEW

(continued)

Other (income) expense, net

As described above, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture in the second quarter of 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the nine months ended September 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.  Other (income) expense, net for the third quarter of 2008 and the remainder of Other (income) expense, net for the nine months ended September 30, 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda.

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

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the domestic dividend exclusion in 2007 and the benefit of lower statutory tax rates and tax exemptions in several taxing jurisdictions. In the second quarter of 2008, Abbott’s federal income tax returns for 2004 and 2005 were settled, resulting in a net reduction of income taxes of approximately $30 million.  On October 3, 2008, President Bush signed into law H.R.1424, the Emergency Economic Stabilization Act of 2008, which among other things extended the research and development tax credit.  As a result of the extension of the research and development tax credit, the annual effective tax rate will be slightly lower than the effective tax rate for the nine months ended September 30, 2008.

Liquidity and Capital Resources at September 30, 2008 Compared with December 31, 2007

Net cash from operating activities for the first nine months 2008 totaled approximately $5.8 billion. The increase in Other, net in Net cash from operating activities from 2007 to 2008 reflects primarily increased accruals for cost improvement initiatives and payroll related obligations.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $5.7 billion at September 30, 2008 and $4.9 billion at December 31, 2007.

For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $260 million.  Abbott also recorded a liability of approximately $1.1 billion relating to an agreement to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million.  Of the $1.1 billion, Abbott will make tax-deductible payments of $200 million in the fourth quarter of 2008 and approximately $120 million in 2009.  If the remaining payments are not required, the liability would be reduced and a gain would be recorded.

At September 30, 2008, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $4.0 billion that support commercial paper borrowing arrangements.  Abbott’s access to short-term financing has not been affected by the current credit market conditions.

FINANCIAL REVIEW

(continued)

In 2006, the board of directors authorized the purchase of $2.5 billion of Abbott’s common shares from time to time.  During the first nine months of 2008 and 2007, Abbott purchased approximately 19.0 million of its common shares in each period at a cost of approximately $1.1 billion and $1.0 billion, respectively under this authorization.  Effective in the fourth quarter no more purchases of common shares will be made from this authorization.  In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time.

Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott may offer and sell from time to time debt securities in one or more offerings through February 2009.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could have the effect of reducing access to health care products and services, or reducing prices or the rate of price increases for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1A, Risk Factors, Item 1, Business, and Item 1A, Risk Factors on Form 10-K for the year ended December 31, 2007 and in Item 1A, Risk Factors on Form 10-Q for the quarter ended June 30, 2008.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, Item 1A, Risk Factors to the Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A, Risk Factors on Form 10-Q for the quarter ended June 30, 2008.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2008, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including, (as of September 30, 2008, except where a different date is indicated) those described below.

In its 2007 Form 10-K, Abbott reported that several lawsuits are pending against Abbott, Fournier Industrie et Sante, and Laboratoires Fournier, S.A., alleging antitrust and unfair competition claims in connection with the sale of fenofibrate formulations.  During the third quarter of 2008, the United States District Court for the District of Delaware certified a class of direct purchasers and a class of indirect purchasers of fenofibrate formulations.

In its Form 10-Q for the quarter ended June 30, 2008, Abbott reported that the case Patrick Warren Proffitt, et. al. was filed against Abbott in the Circuit Court for Cocke County, Tennessee alleging antitrust and consumer fraud claims in connection with the sale of fenofibrate formulations.  During the third quarter of 2008, the court granted Abbott’s motion to transfer this case to the United States District Court for the District of Delaware.

In its Form 10-Q for the quarter ended June 30, 2008, Abbott reported that a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors and that the federal cases have been consolidated in the United States District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  During the third quarter of 2008, Abbott settled four cases brought by the State Attorneys General on behalf of, respectively, Montana, Nevada, Pennsylvania, and Texas.

In its 2007 Form 10-K, Abbott reported that several lawsuits are pending against Abbott in the United States District Court for the Northern District of California that allege generally antitrust violations in connection with the 2003 Norvir re-pricing.  During the third quarter of 2008, Abbott entered into a settlement of the consolidated class action filed on behalf of individual consumers, John Doe 1 (filed April 2004), and the lawsuit brought by third-party payors, Service Employees International Health and Welfare Fund (filed October 2004), contingent upon the Ninth Circuit Court of Appeals accepting Abbott’s appeal of a ruling by the court.  In Louisiana Wholesale Drug Company, Inc. (filed December 2007), Meijer, Inc. (filed November 2007) and Rochester Drug Co-Operative, Inc. (filed November 2007), the court certified a class of direct purchasers.

In its 2007 Form 10-K, Abbott reported that litigation was pending in Germany in which Evysio Medical Devices ULC (Evysio) sued Abbott for infringement of one of its stent design patents by the original designs of Abbott’s Multi-Link Vision ® and Xience V™ stents.  In July 2008, the German Federal Patent Court revoked the Evysio patent in Germany.

In its 2007 Form 10-K, Abbott reported that its subsidiary Advanced Cardiovascular Systems, Inc. filed a motion seeking to enjoin Medtronic Vascular, Inc. (Medtronic), from infringing activities related to Medtronic’s stent designs and that Medtronic filed a motion to stay proceedings related to the injunction.  Abbott also reported that Medtronic’s motion to stay was denied with respect to the named bare metal stents, and was granted with respect to the Endeavor stent.  In September 2008, the court lifted the stay with respect to the Endeavor stent, but denied Abbott’s motion for an injunction.  Medtronic has filed a notice of appeal with respect to the underlying liability findings.

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

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2007 Form 10-K and Form 10-Q for the quarter ended June 30, 2008, except for the following:

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

•                  Changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts.

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

Item 2.                             Unregistered Sales of Equity Securities and Use of Proceeds

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2008 – July 31, 2008	1,429,399	(1)	$57.372	0	$430,351,656	(2)
August 1, 2008 – August 31, 2008	765,847	(1)	$58.781	0	$430,351,656	(2)
September 1, 2008 – September 30, 2008	279,686	(1)	$58.883	0	$430,351,656	(2)
Total	2,474,932	(1)	$57.979	0	$430,351,656	(2)

1.                       These shares include:

(i)      the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 1,415,399 in July, 751,847 in August, and 265,686 in September; and

(ii)     the shares purchased on the open market for the benefit of participants in the Abbott Canada Stock Retirement Plan 14,000 in July, 14,000 in August, and 14,000 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.                       On October 18, 2006, Abbott announced that its board of directors approved the purchase of up to $2.5 billion of its common shares (the “2006 Plan”).  The 2006 Plan was in effect during the periods indicated in this table.  The $430,351,656 amount represents the unused portion of the 2006 Plan.  Abbott will not make further purchases under the 2006 Plan.  On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

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

Date: November 3, 2008

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