Form 10-K
period 2008-12-31
ABBOTT LABORATORIES
filed 2009-02-20
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (847)937-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐        No ☒

The aggregate market value of the 1,487,087,336 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2008), was $78,771,016,188. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2009: 1,545,382,675

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 13, 2009.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable revenue segments: Pharmaceutical Products, Nutritional Products, Diagnostic Products, and Vascular Products.

        In January 2009, Abbott announced an agreement to acquire Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions, for approximately $2.8 billion, in cash and debt, to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts. The transaction is expected to close in the first quarter of 2009. AMO's sales are more than $1 billion per year.

        On April 30, 2008, Abbott and Takeda Pharmaceutical Company concluded their TAP Pharmaceutical Products Inc. ("TAP") joint venture. Abbott exchanged its equity interest in TAP for the assets, liabilities, and employees related to TAP's Lupron business.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Pharmaceutical Products

        These products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed and sold worldwide, which are available primarily on the prescription, or recommendation, of physicians. In 2008, Abbott and Takeda Pharmaceutical Company Limited concluded their TAP Pharmaceutical Products Inc. joint venture and Lupron's U.S. results are now included in the Pharmaceutical Products segment.

        The principal products included in the Pharmaceutical Products segment are:

  •
  Humira®, for the treatment of rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, psoriasis, and Crohn's disease;

  •
  TriCor®, TriLipix®, Simcor®, and Niaspan®, for the treatment of dyslipidemia;

  •
  Kaletra®, Aluvia™, and Norvir®, protease inhibitors for the treatment of HIV infection;

  •
  Synthroid®, for the treatment of hypothyroidism;

  •
  Lupron®, also marketed as Lucrin®, and Lupron Depot®, used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids;

  •
  Meridia® and Reductil®, for the treatment of obesity;

  •
  Depakote®, an agent for the treatment of epilepsy and bipolar disorder and the prevention of migraines;

  •
  the anesthesia products sevoflurane (sold in the United States under the trademark Ultane® and outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane;

  •
  the anti-infectives clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®), and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymercoated erythromycin, Erythrocin®, and E.E.S.®;

  •
  Zemplar®, for the prevention and treatment of secondary hyperparathyroidism associated with chronic kidney disease and Stage 5 treatment; and

  •
  Prevacid™, also marketed as Ogastro (lansoprazole), a proton pump inhibitor that is marketed outside of the United States and used principally for the short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

        The Pharmaceutical Products segment markets most of its products worldwide and generally sells its products directly to wholesalers, government agencies, health care facilities, specialty pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Certain products are co-marketed or co-promoted with other companies. Some of these products are marketed and distributed through distributors. This segment directs its primary marketing efforts toward securing the prescription of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations, and pharmacy benefit managers) and state and federal governments and agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers.

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

Diagnostic Products

        These products include diagnostic systems and tests manufactured, marketed and sold worldwide to blood banks, hospitals, commercial laboratories, physicians' offices, alternate-care testing sites, and plasma protein therapeutic companies.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay systems, including ARCHITECT®, AxSYM®, IMx®, Commander®, Abbott PRISM®, TDx®, and TDxFlx®;

  •
  chemistry systems such as ARCHITECT® c8000® and c16000®;

  •
  assays used for screening and/or diagnosis for drugs of abuse, cancer, therapeutic drug monitoring, fertility, physiological diseases, and infectious diseases such as hepatitis and HIV;

  •
  the m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples and detects and measures infections agents including HIV, HBV, HCV, and HPV;

  •
  the Vysis® product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit and the UroVysion® bladder cancer recurrence kit;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series; and

  •
  the i-STAT® point-of-care diagnostic systems and tests for blood analysis.

        In addition, under a distribution agreement with Celera Group, the Diagnostic Products segment exclusively distributes certain Celera molecular diagnostic products, including the Viroseq™ HIV genotyping system and products used for the detection of mutations in the CFTR gene, which causes cystic fibrosis.

        The Diagnostic Products segment's products are generally marketed and sold directly to hospitals, laboratories, clinics, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

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

Nutritional Products

        These products include a broad line of pediatric and adult nutritional products manufactured, marketed, and sold worldwide. These products are generally marketed and sold to institutions, wholesalers, retailers, health care facilities, and government agencies.

        Principal products in the Nutritional Products segment include:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®Advance®, Similac®Advance® with EarlyShield™, Similac®, Similac® with Iron, Similac Sensitive®, Similac

    Sensitive RS™, Similac® Go&Grow®, Similac® NeoSure®, Similac® Organic, Isomil® Advance®, Isomil®, Isomil® Go&Grow™, Alimentum®, Gain®, and Grow®;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure®, PediaSure®, PediaSure® NutriPals®, EleCare®, Juven®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, and Nepro®; and

  •
  ZonePerfect® bars and the EAS family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as PediaSure®, PediaSure® NutriPals™, Ensure®, ZonePerfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts. The Nutritional Products segment's products are generally sold directly to retailers, wholesalers, and third-party distributors from Abbott-owned distribution centers or third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Vascular Products

        These products include a broad line of coronary, endovascular, and vessel closure devices manufactured, marketed and sold worldwide, which are used in the treatment of vascular disease.

        The principal products included in the Vascular Products segment are:

  •
  Xience V™, a next-generation drug-eluting coronary stent system developed on the Multi-Link Vision® platform;

  •
  Multi-Link Vision® and Multi-Link Mini Vision®, coronary metallic stents;

  •
  Voyager™ balloon dilatation products;

  •
  Hi-Torque Balance Middleweight™ and Asahi coronary guidewires;

  •
  StarClose® and Perclose® vessel closure devices; and

  •
  Acculink®/Accunet® and Xact®/Emboshield®, carotid stent systems.

        The Vascular Products segment's products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

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

Other Products

        The principal products in Abbott's other businesses include blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including the FreeStyle® product line. These products are mostly marketed worldwide and generally sold directly to wholesalers, government agencies, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring meters are also marketed and sold over-the-counter to consumers. These products are subject to competition in technological innovation, price, convenience of use, service, and product performance, and these products can be subject to rapid product obsolescence.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2009 to 2028, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira®), are material in relation to Abbott's business as a whole. The United States composition of matter (that is, compound) patents covering adalimumab will expire in December 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott's Pharmaceutical Products segment: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra® and Aluvia™), those related to fenofibrate (which is sold under the trademarks TriCor® and TriLipix®), and those related to niacin (which is sold under the trademarks Niaspan® and Simcor®). The United States composition of matter patent covering lopinavir will expire in 2016. The United States non-composition of matter patent covering lopinavir/ritonavir will expire in 2016. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2011, 2018, 2020, and 2023. The principal United States non-composition of matter patents covering the niacin products will expire in 2013, 2014, 2017, and 2018. Litigation related to the products listed above is discussed in Legal Proceedings on pages 15 through 18.

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

Research and Development

        Abbott spent $2,688,811,000 in 2008, $2,505,649,000 in 2007, and $2,255,271,000 in 2006 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2008 were approximately $20 million and $55 million, respectively. Capital and operating expenditures for pollution control in 2009 are estimated to be $14 million and $60 million, respectively.

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

Employees

        Abbott employed approximately 69,000 persons as of December 31, 2008.

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

        Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform with the U.S. Food and Drug Administration's (FDA) Quality System Regulation and restricts the sale in the United States of certain products in the Diagnostics Product segment. In 2003, the FDA concluded that those operations were in substantial conformity with the Quality System Regulation.

        International operations are also subject to a significant degree of government regulation and country-specific rules and regulations. Many countries, directly or indirectly, through reimbursement or pricing limitations, control the selling price of most health care products. Furthermore, many countries limit the importation of raw materials and finished products.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare enters contracts with private plans to negotiate prices for medicine delivered under Part D and must develop a competitive bid system for durable medical equipment, enteral nutrition products, and supplies. Under federal law, manufacturers must pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans. In addition, a majority of states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities.

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

        Abbott expects debate to continue during 2009 at all government levels over marketing, availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could change access to health care products and services or reduce prices or the rate of price increases for health care products and services.

        Efforts to reduce health care costs are also being made in the private sector. Health care providers have responded by instituting various cost reduction and containment measures.

        It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

 INTERNATIONAL OPERATIONS

        Abbott markets products worldwide through affiliates and distributors. Most of the products discussed in the preceding sections of this report are also sold outside the United States. In addition, certain products of a local nature and variations of product lines to meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information in this report, the following risk factors should be considered before deciding to invest in any of Abbott's securities. Additional risks and uncertainties not presently known to Abbott, or risks Abbott currently considers immaterial, could also affect Abbott's actual results. Abbott's business, financial condition, results of operations, or prospects could be materially adversely affected by any of these risks.

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

        Abbott faces increasing competition from lower-cost generic products. The expiration or loss of patent protection for a product typically is followed promptly by generic substitutes, that may significantly reduce Abbott's sales for that product in a short amount of time. If Abbott fails to maintain its competitive position, because of generics or otherwise, it could have a material adverse effect on its revenues, margins, business, and results of operations.

Competitors' intellectual property may prevent Abbott from selling its products or have a material adverse effect on Abbott's future profitability and financial condition.

        Competitors may claim that an Abbott product infringes upon their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require Abbott to enter into license agreements. Abbott cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Abbott to significant damages or an injunction preventing the manufacture, sale or use of affected Abbott products. Any of these events could have a material adverse effect on Abbott's profitability and financial condition.

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

        Abbott's products are subject to rigorous regulation by the U.S. Food and Drug Administration, and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs.

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls, or seizures of Abbott's products; a total or partial shutdown of production in one or more of Abbott's facilities while Abbott or Abbott's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

        Abbott's industry is also subject to various federal, state, and international laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, the Medicaid Rebate Statute, the Veterans Health Care Act, and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in federal and state health care programs, including Medicare, Medicaid, and Veterans Administration health programs. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott's business and result in a material adverse effect on Abbott's revenues, profitability, and financial condition.

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

        Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if Abbott successfully develops new products or enhancements or new generations of Abbott's existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. Abbott cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause Abbott's products to become obsolete, causing Abbott's revenues and operating results to suffer.

New products and technological advances by Abbott's competitors may negatively affect Abbott's results of operations.

        Abbott's products face intense competition from its competitors' products. Competitors' products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott's products. Abbott cannot predict with certainty the timing or impact of the introduction of competitors' products.

The manufacture of many of Abbott's products is a highly exacting and complex process, and if Abbott or one of its suppliers encounters problems manufacturing products, Abbott's business could suffer.

        The manufacture of many of Abbott's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, single suppliers are currently used for certain products and materials. If problems arise during the production of a batch of product, that batch of product may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott's revenues and profitability.

Significant safety issues could arise for Abbott's products, which could have a material adverse effect on Abbott's revenues and financial condition.

        All health care products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product's label or narrow its approved indication, either of which could reduce the product's market acceptance. If serious safety issues with an Abbott product arise, sales of the product could be halted by Abbott or by regulatory authorities. Safety issues affecting suppliers' or competitors' products also may reduce the market acceptance of Abbott's products.

        In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products or the products of other companies that Abbott promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on Abbott's business and reputation and on Abbott's ability to attract and retain customers. Product liability losses are self-insured. Product liability claims could have a material adverse effect on Abbott's profitability and financial condition.

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

  •
  multiple foreign regulatory requirements that are subject to change and that could restrict Abbott's ability to manufacture, market, and sell its products;

  •
  differing local product preferences and product requirements;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in establishing, staffing, and managing foreign operations;

  •
  differing labor regulations;

  •
  potentially negative consequences from changes in or interpretations of tax laws;

  •
  political and economic instability;

  •
  inflation, recession and fluctuations in foreign currency exchange and interest rates; and

  •
  compulsory licensing or diminished protection of intellectual property.

These risks may, individually or in the aggregate, have a material adverse effect on Abbott's revenues and profitability.

Other factors can have a material adverse effect on Abbott's future profitability and financial condition.

        Many other factors can affect Abbott's profitability and its financial condition, including:

  •
  Differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles, and goodwill; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount.

  •
  Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements and environmental laws in domestic or foreign jurisdictions.

  •
  Changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates, market value of Abbott's equity investments, and the performance of investments held by Abbott or Abbott's employee benefit trusts.

  •
  Changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott's employee benefit trusts.

  •
  Changes in business, economic, and political conditions, including: war, political instability, terrorist attacks in the U.S. and other parts of the world, the threat of future terrorist activity in the U.S. and other parts of the world and related military action; natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups.

  •
  Changes in Abbott's business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax rates both in the U.S. and abroad and opportunities existing now or in the future.

  •
  Changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners.

  •
  Difficulties related to Abbott's information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, or interruption of these systems.

  •
  Changes in credit markets impacting Abbott's ability to obtain financing for its business operations.

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

  •
  Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K contains forward-looking statements that are based on management's current expectations, estimates, and projections. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "forecasts," variations of these words, and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those identified under "Item 1A. Risk Factors" of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, forecasts, and from past results. No assurance can be made that any expectation, estimate, or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2008, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical and Diagnostic Products
Alameda, California*	Non-Reportable
Altavista, Virginia	Nutritional Products
Barceloneta, Puerto Rico	Pharmaceutical and Diagnostic Products
Brockville, Canada	Nutritional Products
Buenos Aires, Argentina	Pharmaceutical Products
Campoverde di Aprilia, Italy	Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England*	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Edison, New Jersey*	Pharmaceutical Products
Fairfield, California*	Nutritional Products
Granada, Spain	Nutritional Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Karachi, Pakistan	Pharmaceutical Products
Katsuyama, Japan	Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Ludwigshafen, Germany	Pharmaceutical Products
North Chicago, Illinois	Pharmaceutical Products
Ottawa, Ontario, Canada*	Diagnostic Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Pharmaceutical Products
Santa Clara, California	Diagnostic Products
Singapore	Nutritional Products
Sligo, Ireland	Nutritional and Diagnostic Products
South Pasadena, California	Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Non-Reportable
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in seven other locations in the United States, including Puerto Rico. Outside the United States, manufacturing facilities are located in fourteen other countries. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns eight distribution centers. Abbott also has eighteen United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Columbus, Ohio (two

locations); Des Plaines, Illinois; East Windsor, New Jersey; Fairfield, California; Irving, Texas; Long Grove, Illinois; Mountain View, California; North Chicago, Illinois; Parsippany, New Jersey; Princeton, New Jersey; Redwood City, California; Santa Clara, California (two locations); Temecula, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Canada, Germany, Ireland, Japan, the Netherlands, Singapore, South Africa, Spain, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2009) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except where noted below as to a specific quarter.

        A case is pending against Abbott in the Eastern District of Texas, in which New York University (NYU) and Centocor, Inc. assert that Humira® infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. The complaint asserts that Abbott has willfully infringed the patent and seeks damages, including treble damages, but does not seek injunctive relief. In March 2008, an arbitrator ruled that Abbott has a license to the patents at issue for a portion of Humira® sales. Non-licensed sales remain at issue in the litigation. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows or results of operations for a quarter.

        Abbott, Fournier Industrie et Sante, and Laboratories Fournier, S.A. (Fournier) reached settlements of direct purchaser class action and direct purchaser opt-out claims and claims brought by certain individual plaintiffs in the United States District Court for the District of Delaware regarding the sale of fenofibrate products. The terms of these settlements were previously disclosed in Abbott's Current Report on Form 8-K, filed on November 20, 2008. The remaining litigation, including claims brought by indirect purchasers and twenty-six State Attorneys General, State of Florida, et al., (filed in March 2008), Alberto Litter (filed in August 2005), Allied Services Division Welfare Fund and Hector Valdes (filed in June 2005), Cindy Cronin (filed in July 2005), Diana Kim (filed in June 2005), Local 28 Sheet Metal Workers (filed in July 2005), Painters District Council No. 30 Health and Welfare Fund (filed in June 2005), Pennsylvania Employees Benefit Trust Fund (filed in June 2005), Philadelphia Federation of Teachers Health and Welfare Fund (filed in July 2005), Elaine M. Pullman (filed in June 2005), Charles M. Shain (filed in July 2005), Vista Healthplan, Inc. (filed in June 2005), and Pacificare Health Systems, Inc. (filed in August 2005), seeking actual damages, treble damages, and other relief, is pending. A previously reported case pending in the United States District Court for the District of Delaware, Patrick Warren Proffitt, et. al., (filed in April 2008), was voluntarily dismissed in January 2009 and, one purported class action filed in the United States District Court for the Central District of California, Paul T. Regan (filed in July 2005), was voluntarily dismissed in 2008.

        Several cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending against Abbott that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, the United States Department of Justice, state Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys' fees. The federal court cases have been consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts

under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. MDL 1456 includes: (a) a purported class action case in which plaintiffs seek to certify nationwide classes of Medicare Part B consumers and third party payors and other consumers, filed in June 2003; (b) three state Attorneys General and a consolidated New York counties/City of New York suit, filed in June 2005; (c) a civil whistle-blower suit brought by the United States Department of Justice, filed in the United States District Court for the Southern District of Florida in May 2006; and (d) a civil whistle-blower suit brought by Ven-A-Care of the Florida Keys, Inc., unsealed against Abbott in August 2007 and in which the United States declined to intervene. MDL 1456 also includes a purported class action case in which the plaintiffs seek to certify nationwide classes of Medicare Part B consumers and third party payors and other consumers, filed in June 2003. Eighteen named defendants, including Abbott, collectively settled this case, subject to final approval of the district court. The MDL Court transferred the case brought by the Utah Attorney General to Third Judicial District in Salt Lake County, Utah, in June 2008. In December 2008, Abbott settled the case brought by the State Attorney General on behalf of California. In addition, several cases are pending against Abbott in state courts: State of West Virginia, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia; Swanston, filed in March 2002 in the Superior Court for Maricopa County, Arizona; Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Ohio, filed in March 2004 in the Court of Common Pleas for Hamilton County, Ohio; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; County of Erie, filed in March 2005 in the Supreme Court of Erie County, New York; State of Mississippi, filed in October 2005 in the Circuit Court of Hinds County, Mississippi; State of Hawaii, filed in April 2006 in the First Circuit Court of Hawaii; County of Oswego, filed in August 2006 in the Supreme Court of Oswego County, New York; County of Schenectady, filed in August 2006 in the Supreme Court of Schenectady County, New York; State of South Carolina (on behalf of its state health plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County, South Carolina; State of Alaska, filed in October 2006 in the Superior Court for the Third Judicial District in Anchorage, Alaska; State of Idaho, filed in January 2007 in the District Court of the Fourth Judicial District in Ada County, Idaho; State of Utah, filed in November 2007 in the Third Judicial District in Salt Lake County, Utah; and State of Kansas, filed in October 2008 in the District Court of Wyandotte County, Kansas. Certain state agencies, including the Attorney General of Florida, are also investigating these practices. While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate resolution could be material to cash flows or results of operations for a quarter.

        The Office of the Inspector General of the United States Department of Health and Human Services in conjunction with the United States Department of Justice, through the United States Attorneys for the Eastern District of Wisconsin, the Western District of Louisiana, and the Middle District of Louisiana are investigating the sales and marketing practices of Kos Pharmaceuticals, Inc. In addition, the United States Attorney for Louisiana is investigating Kos' calculation and reporting of Medicaid rebates. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act, the Anti-Kickback Statute, and the Medicaid Rebate Statute in connection with the Medicare and/or Medicaid reimbursement paid to third parties. Abbott acquired Kos in December 2006, and these investigations relate to conduct that occurred prior to Abbott's acquisition.

        In addition, the United States Department of Justice, through the United States Attorney for Maryland, is investigating the sales and marketing practices of Abbott for Micardis®, a drug co-promoted for (until March 31, 2006) and manufactured by Boehringer Ingelheim. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act and the Anti-Kickback Statute, in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

        A class action case is pending against Abbott in the United States District Court for the Northern District of Illinois under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. The plaintiffs are former Abbott employees who allege that their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act, and that in their transfer, Abbott breached a fiduciary duty to plaintiffs involving employee benefits. The plaintiffs generally seek reinstatement as Abbott employees, or reinstatement as participants in Abbott's employee benefit plans, or an award for the employee benefits they have allegedly lost. Abbott filed a response denying all substantive allegations.

        Several cases are pending against Abbott in the United States District Court for the Northern District of California that allege antitrust violations in connection with the 2003 Norvir re-pricing. During the third quarter of 2008, Abbott entered into a settlement of the consolidated class action filed on behalf of individual consumers, John Doe 1 (filed in April 2004), and the lawsuit brought by third-party payors, Service Employees International Health and Welfare Fund (filed in October 2004), with the amount of the settlement contingent upon the outcome of Abbott's appeal to the Ninth Circuit Court of Appeals. The remaining previously reported cases, including three purported class actions on behalf of direct purchasers and one case filed by a competitor, Rite Aid, Inc. (filed in December 2007), Louisiana Wholesale Drug Company, Inc. (filed in December 2007), GlaxoSmithKline (filed in November 2007), Meijer, Inc. (filed in November 2007), Rochester Drug Co-Operative, Inc. (filed in November 2007), and Safeway, Inc. (filed in October 2007), have been consolidated for discovery and trial. The plaintiffs seek damages, injunctive relief, and costs.

        A case is pending against Abbott in the United States District Court for the Northern District of California in which Medtronic Vascular, Inc., Medtronic USA, Inc., Medtronic, Inc., and Medtronic Vascular Galway, Ltd. (collectively Medtronic) and Evysio Medical Devices ULC (Evysio) claim that Abbott's stents, including the Multi-Link Vision® and Xience V™ Coronary stent systems, infringe certain Evysio stent design patents. Medtronic and Evysio seek damages, an injunction, and other relief. Evysio also sued in France, Ireland (in which Medtronic is also a plaintiff), the United Kingdom, and Germany asserting infringement of certain of its patents. In each case, Abbott denies infringement and asserts that the patents are invalid. In January 2009, the Paris First Instance Court found that two of Evysio's three French patents are invalid and that Abbott's modified design Vision and Xience stents do not infringe the third patent. In April 2008, the United Kingdom High Court of Justice, Chancery Division, Patents Court, held that Abbott's modified design stents do not infringe any of the three Evysio patents, two of the Evysio patents are invalid, and Abbott's original design stents do not infringe the third Evysio patent. Medtronic and Evysio did not appeal. In July 2008, the German Federal Patent Court revoked the German patent Evysio was asserting.

        Abbott is seeking to enforce its patent rights against Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.). In a case filed in 1998 in the United States District Court for the District of Delaware, Abbott alleges that certain models of Medtronic's stents infringe four of Abbott's "Lau" patents, and seeks injunctive relief and damages. In February 2005, a jury found that Abbott's Lau patents were valid and infringed by all the accused Medtronic stents, including its Driver® coronary stent. In September 2008, the court refused to enjoin Medtronic from making and selling the infringing stents in the U.S. Subsequently, Medtronic appealed the infringement and validity decisions. The damages phase of the litigation awaits the outcome of the appeal.

        A case is pending against Abbott in the United States District Court for the District of New Jersey in which Johnson & Johnson, Inc. and Cordis Corporation, a wholly owned subsidiary of Johnson & Johnson (collectively Johnson & Johnson), assert infringement of four Johnson & Johnson patents by Abbott's Xience V stent. Johnson & Johnson seeks an injunction, an award of damages, and a determination of willful infringement. In January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes three additional patents and seeking an injunction, an award of damages, and a determination of willful infringement. Abbott denies all substantive allegations.

        A case is pending against Abbott in the United States District Court for the Eastern District of Texas brought in August 2008 in which certain Medtronic, Inc. companies (Medtronic) assert that Abbott's Xience V drug eluting stents infringe two Medtronic patents, which purport to cover stent coating methods. A second case is pending against Abbott in the United States District Court for the Eastern District of Texas brought in July 2008 by Wall Cardiovascular Technologies, LLC in which it asserts that Abbott's stents, including Xience V, infringe a patent purporting to cover the use of stents to treat restenosis. Medtronic and Wall each seeks an injunction, damages, and enhanced damages for alleged willful infringement. Abbott asserts that the patents are not infringed, invalid and unenforceable. In December 2008, Medinol Limited sued Abbott in Ireland, the Netherlands, and Germany claiming that Abbott's Vision and Xience V stents infringe one of its European stent design patents. In Germany, Medinol further asserts that Abbott's Multi-Link Penta™ and Multi-Link Zeta® stents infringe two German stent design patents. Medinol seeks damages and injunctions. Abbott denies all substantive allegations in each case.

        Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®). In a case filed in the United States District Court for the Northern District of Illinois in February 2008, Abbott and the patent owner, Laboratories Fournier, S.A., allege infringement of three patents and seek injunctive relief against Teva Pharmaceuticals USA Inc. In a separate case filed in the Northern District of Illinois in November 2008, Abbott and the patent owner, Laboratories Fournier, S.A., allege infringement of three patents and seek injunctive relief against Biovail Laboratories International SRL. Each case has been transferred to the United States District Court for the District of New Jersey.

        Abbott received a subpoena from the United States Department of Justice, through the United States Attorney for the District of Massachusetts, in June 2008. The government is investigating the sales and marketing activities of Abbott's and other companies' biliary stent products. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.

        A case is pending against Abbott in the United States District Court for the Eastern District of Texas (filed in December 2008), in which Bayer HealthCare LLC (Bayer) asserts that Humira® infringes a patent owned by Bayer. The complaint seeks damages, including treble damages, but does not seek injunctive relief. On January 5, 2009, Abbott filed a declaratory judgment action against Bayer in the United States District Court for the District of Massachusetts seeking a declaration that Abbott does not infringe Bayer's patent and that the patent is invalid and unenforceable.

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

        Abbott's executive officers, their ages as of February 15, 2009, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 53

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Richard W. Ashley, 65

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

John M. Capek, 47

  2007 to present — Executive Vice President, Medical Devices.

  2006 to 2007 — Senior Vice President, Abbott Vascular.

  2006 — Vice President and President, Cardiac Therapies.

  2005 to 2006 — President, Guidant Vascular Intervention.

  2003 to 2005 — Vice President and General Manager, Bioabsorbable Vascular Solutions
  (a subsidiary of Guidant Corporation).

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 54

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  2001 to 2004 — Senior Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Holger A. Liepmann, 57

  2008 to present — Executive Vice President, Nutritional Products.

  2006 to 2008 — Executive Vice President, Global Nutrition.

  2006 — Executive Vice President, Pharmaceutical Products Group.

  2004 to 2006 — Senior Vice President, International Operations.

  2001 to 2004 — Vice President, Japan Operations, Abbott International Division.

  Elected Corporate Officer — 2001.

Edward L. Michael, 52

  2008 to present — Executive Vice President, Diagnostic Products.

  2007 to 2008 — Executive Vice President, Diagnostics.

  2007 — Senior Vice President, Medical Products.

  2003 to 2007 — Vice President and President, Molecular Diagnostics.

  Elected Corporate Officer — 1997.

Laura J. Schumacher, 45

  2007 to present — Executive Vice President, General Counsel and Secretary.

  2005 to 2007 — Senior Vice President, Secretary and General Counsel.

  2003 to 2005 — Vice President, Secretary and Deputy General Counsel.

  Elected Corporate Officer — 2003.

James L. Tyree, 55

  2008 to present — Executive Vice President, Pharmaceutical Products.

  2007 to 2008 — Executive Vice President, Pharmaceutical Products Group.

  2006 to 2007 — Senior Vice President, Pharmaceutical Operations.

  2006 — Senior Vice President, Global Nutrition.

  2005 to 2006 — Senior Vice President, Nutrition International Operations.

  2001 to 2005 — Vice President, Global Licensing/New Business Development.

  Elected Corporate Officer — 2001.

Olivier Bohuon, 50

  2008 to present — Senior Vice President, International Pharmaceuticals.

  2006 to 2008 — Senior Vice President, International Operations.

  2003 to 2006 — Vice President, European Operations.

  Elected Corporate Officer — 2003.

Thomas F. Chen, 59

  2008 to present — Senior Vice President, International Nutrition.

  2006 to 2008 — Senior Vice President, Nutrition International Operations.

  2005 to 2006 — Vice President, Nutrition International, Asia and Latin America.

  2005 — Vice President, Nutrition International, Asia, Canada, Latin America.

  1998 to 2005 — Vice President, Abbott International, Pacific/Asia/Africa Operations.

  Elected Corporate Officer — 1998.

Stephen R. Fussell, 51

  2005 to present — Senior Vice President, Human Resources.

  1999 to 2005 — Vice President, Compensation and Development.

  Elected Corporate Officer — 1999.

Robert B. Hance, 49

  2008 to present — Senior Vice President, Vascular.

  2006 to 2008 — Senior Vice President, Diabetes Care Operations.

  2006 — Vice President and President, Vascular Solutions.

  2003 to 2006 — Vice President and President, Abbott Vascular Devices.

  Elected Corporate Officer — 1999.

John C. Landgraf, 56

  2008 to present — Senior Vice President, Pharmaceuticals, Manufacturing and Supply.

  2004 to 2008 — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

  2003 — Vice President, Quality Assurance and Compliance, Medical Products Group.

  Elected Corporate Officer — 2000.

Heather L. Mason, 48

  2008 to present — Senior Vice President, Diabetes Care.

  2007 to 2008 — Vice President, Latin America Pharmaceuticals.

  2005 to 2007 — Vice President, International Marketing.

  2001 to 2005 — Vice President, Specialty Operations.

  Elected Corporate Officer — 2001.

Donald V. Patton Jr., 56

  2007 to present — Senior Vice President, U.S. Nutrition.

  2007 — Senior Vice President, Abbott Nutrition Products Division.

  2006 to 2007 — Vice President, Diagnostic Global Commercial Operations.

  2005 to 2006 — Vice President, Commercial Operations.

  2004 to 2005 — Vice President, International Marketing.

  Elected Corporate Officer — 2004.

Mary T. Szela, 45

  2008 to present — Senior Vice President, U.S. Pharmaceuticals.

  2007 to 2008 — Senior Vice President, Pharmaceutical Operations.

  2006 — Vice President, Commercial Pharmaceutical Operations.

  2001 to 2006 — Vice President, Pharmaceutical Products, Primary Care Operations.

  Elected Corporate Officer — 2001.

Michael J. Warmuth, 46

  2008 to present — Senior Vice President, Diagnostics.

  2008 — Vice President, Hematology Diagnostics.

  2007 to 2008 — Vice President, Global Engineering Services.

  2006 to 2007 — Divisional Vice President, Global Engineering Services.

  2004 to 2006 — Divisional Vice President of Quality, Global Pharmaceutical Operations.

  Elected Corporate Officer — 2007.

Greg W. Linder, 52

  2001 to present — Vice President and Controller.

  Elected Corporate Officer — 1999.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        The principal market for Abbott's common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges. Outside the United States, Abbott's shares are listed on the London Stock Exchange and the Swiss Stock Exchange.

	Market Price Per Share
	2008		2007
	high	low	high	low
First Quarter	$61.09	$50.09	$57.26	$48.75
Second Quarter	57.04	50.09	59.50	52.80
Third Quarter	60.78	52.63	56.91	49.58
Fourth Quarter	59.93	45.75	59.48	50.51

Shareholders

        There were 69,733 shareholders of record of Abbott common shares as of December 31, 2008.

Dividends

        Quarterly dividends of $.36 and $.325 per share were declared on common shares in 2008 and 2007, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 — October 31, 2008	228,583	[1]	$54.237	146,400	$4,992,201,828	[2]
November 1, 2008 — November 30, 2008	94,711	[1]	$55.033	0	$4,992,201,828
December 1, 2008 — December 31, 2008	91,700	[1]	$52.584	0	$4,992,201,828
Total	414,994	[1]	$54.054	146,400	$4,992,201,828	[2]

1.
These shares represent:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 68,183 in October; 80,711 in November; and 87,700 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 14,000 in October; 14,000 in November; and 4,000 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

        On December 2, 2008, Abbott Laboratories exchanged 14,870,195 of its common shares for 15,176,500 common shares of Abbott Laboratories owned by Sorenson Development, Incorporated, a Utah corporation. No underwriters were involved and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange. The exchange was exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2008	2007	2006		2005	2004
	(dollars in millions, except per share data)
Net sales	$29,527.6	$25,914.2	$22,476.3		$22,337.8	$19,680.0
Earnings from continuing operations	4,734.2	3,606.3	1,716.8	[1]	3,372.1	3,175.8
Net earnings	4,880.7	3,606.3	1,716.8	[1]	3,372.1	3,235.9
Basic earnings per common share from continuing operations	3.06	2.34	1.12	[1]	2.17	2.03
Basic earnings per common share	3.16	2.34	1.12	[1]	2.17	2.07
Diluted earnings per common share from continuing operations	3.03	2.31	1.12	[1]	2.16	2.02
Diluted earnings per common share	3.12	2.31	1.12	[1]	2.16	2.06
Total assets	42,419.2	39,713.9	36,178.2		29,141.2	28,767.5
Long-term debt	8,713.3	9,487.8	7,009.7		4,571.5	4,787.9
Cash dividends declared per common share	1.44	1.30	1.18		1.10	1.04

1.
In 2006, Abbott recorded pre-tax charges of $2,014 for acquired in-process and collaborations research and development primarily related to the acquisition of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are prescription pharmaceuticals, nutritional products, diagnostic testing products and vascular products. Sales in international markets are approximately 50 percent of consolidated net sales.

        The worldwide launch of additional indications for HUMIRA, the conclusion of the TAP Pharmaceutical Products Inc. joint venture, the acquisitions of Kos Pharmaceuticals Inc., and Guidant's vascular intervention and endovascular solutions businesses, followed by the launch of the Xience V drug eluting stent, the amendment ending the U.S. Synagis co-promotion agreement, the loss of patent protection for some pharmaceutical products, and realized gains and unrealized losses on the Boston Scientific common stock have impacted Abbott's sales, costs and financial position over the last three years.

        Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, pain management and infectious diseases. In 2003, Abbott began the worldwide launch of HUMIRA for rheumatoid arthritis, followed by launches for five additional indications, which increased HUMIRA's worldwide sales to $4.5 billion in 2008 compared to $3.0 billion in 2007, and $2.0 billion in 2006. Abbott forecasts worldwide HUMIRA sales to increase more than 25 percent in 2009. Abbott is studying two additional indications for HUMIRA. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. In December 2006, Abbott acquired Kos Pharmaceuticals Inc. which complemented Abbott's existing franchise in the dyslipidemia market and strengthened the pharmaceutical pipeline for cholesterol management. Abbott's Trilipix, a next-generation product for management of triglycerides and the first product approved for use in combination with a statin was launched in 2008. Increased generic competition has resulted in U.S. sales of Omnicef declining from $637 million in 2006 to $25 million in 2008, and worldwide sales of clarithromycin declining from $816 million in 2006 to $651 million in 2008. Abbott has seen generic competition begin in the second half of 2008 for Depakote, which had U.S. sales of $1.3 billion in 2008.

        On December 31, 2006, the U.S. co-promotion agreement for Synagis terminated. Revenues for co-promotion of Synagis were $373 million in 2006. In 2007, Abbott's nutritional products businesses were reorganized into a worldwide business to better leverage the opportunities available for strong nutritional brands. Significant efforts have been focused on capturing those opportunities, particularly in developing markets where growth has been strong.

        In April 2006, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses and began to integrate it with Abbott's vascular business. The acquisition significantly improved Abbott's competitive position in this business that is characterized by rapid innovation. In 2008, Abbott received FDA approval to market the Xience V drug eluting stent in the U.S. and in 2006 received European Union approval. Xience V became the market-leading drug eluting stent in the U.S. in the fourth quarter of 2008.

        In April 2006, Abbott acquired 64.6 million shares of Boston Scientific in connection with Abbott's acquisition of the vascular intervention and endovascular solutions businesses of Guidant. In 2007, the net loss charged to expense for the investment was $153 million. At December 31, 2007, Abbott held 26.4 million shares of Boston Scientific common stock. In 2008, all of these shares were sold resulting in a small gain. Abbott's short- and long-term debt totaled $11.4 billion at December 31, 2008, largely incurred to finance recent acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have partially funded acquisitions over the last three years. At December 31, 2008, Abbott's long-term debt rating was AA by Standard and Poor's Corporation and A1 by Moody's Investors Service. Abbott's access to short-term financing has not been affected by the recent credit market conditions.

        In April 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture in a tax-free exchange. Abbott received TAP's Lupron business in exchange for Abbott's 50 percent ownership in TAP. Lupron's U.S. results are now included in the Pharmaceutical Products segment beginning in May 2008.

        In 2009, Abbott will focus on several key initiatives. Abbott announced the agreement to acquire Advanced Medical Optics, Inc. (AMO), a new line of business, in January of 2009. The investment in AMO will be approximately $2.8 billion, including debt, and will be financed with operating cash flow and debt. AMO's sales are more than $1 billion per year. In the pharmaceutical business, Abbott will continue maximizing the market potential for HUMIRA and continue to leverage the product and pipeline opportunities of its lipid franchise. Pharmaceutical research and development efforts will continue to focus on the therapeutic areas noted above with a significant portion of the development expenditures allocated to new HUMIRA indications, Trilipix/Crestor fixed dose combination, ABT-874 (a biologic for psoriasis and Crohn's disease) and pain relief medication, as well as several Phase I and Phase II clinical programs in neuroscience, oncology and Hepatitis C. In the vascular business, Abbott will continue the launch of the Xience V drug-eluting stent in the U.S. after the FDA's approval in 2008, and will focus on development of its next generation drug eluting stent and its bioabsorbable stent. For diabetes care, Abbott will build upon the 2008 launch of the FreeStyle Freedom Lite monitor in the U.S. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates — Approximately 47 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, state agencies that administer the federal Medicaid program, insurance companies that administer Medicare drug plans, state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2008, 2007 and 2006 amounted to approximately $3.8 billion, $3.2 billion and $2.6 billion, respectively, or 22.8 percent, 21.5 percent and 23.2 percent, respectively, based on gross sales of approximately $16.8 billion, $15.0 billion and $11.0 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $168 million in 2008. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $362 million, $325 million and $247 million for cash discounts in 2008, 2007 and 2006, respectively, and $439 million, $269 million and $209 million for returns in 2008, 2007 and 2006, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2008, Abbott had the exclusive WIC business in 24 states.

        In the domestic pharmaceutical business, the most significant charges against gross sales are for Medicaid and Medicare Rebates, Pharmacy Benefit Manager Rebates and Wholesaler Chargebacks. In order to evaluate the adequacy of the ending accrual balances, management uses both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers and third party market data purchased by Abbott. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the price rebate percentage, systems and calculations are used to track sales by product by customer and to estimate the contractual or statutory price. Abbott's systems and calculations have developed over time as rebates have become more significant, and Abbott believes they are reliable.

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 70 percent of the consolidated rebate provisions charged against revenues in 2008. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in millions)

		Domestic Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2006	$95	$455	$134	$48
Provisions	637	528	281	533
Payments	(596)	(534)	(246)	(514)
Business combination	—	36	51	20

Balance at December 31, 2006	136	485	220	87
Provisions	754	438	412	786
Payments	(691)	(503)	(395)	(781)

Balance at December 31, 2007	199	420	237	92
Provisions	808	556	397	1,034
Payments	(845)	(681)	(406)	(980)

Balance at December 31, 2008	$162	$295	$228	$146

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

        Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes," which changed the measurement of tax contingencies. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of this Interpretation requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Negative asset returns due to recent poor market conditions and low interest rates have significantly increased actuarial losses for these plans. At December 31, 2008, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $2.6 billion and $381 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Footnote 5 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The provisions of this statement require the recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott's shareholders' equity of approximately $1.3 billion.

        Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Those assets which do not yet have regulatory approval and for which there are no alternative uses are expensed as acquired in-process research and development, and those that have regulatory approval are capitalized. Adoption of SFAS No. 141(R) "Business Combinations" on January 1, 2009 will result in acquired in-process research and development assets acquired in a business combination to be initially recorded as indefinite lived intangible assets. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill is reviewed for impairment annually or when an event that could result in an impairment of goodwill occurs. At December 31, 2008, goodwill and intangibles amounted to $10.0 billion and $5.2 billion, respectively, and amortization expense for intangible assets amounted to $787 million in 2008. There were no impairments of goodwill in 2008, 2007 or 2006.

        Litigation — Abbott accounts for litigation losses in accordance with SFAS No. 5 "Accounting for Contingencies." Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Except for the cases discussed in footnote 8 for which Abbott is unable to estimate a loss, if any, Abbott estimates the range of possible loss to be from approximately $255 million to $495 million for its legal proceedings and environmental exposures. Reserves of approximately $325 million have been recorded at December 31, 2008 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by SFAS No. 5.

        Stock Compensation — Abbott records the fair value of stock options in its results of operations. Since there is no market for trading employee stock options, management must use a fair value method. There is no certainty that the results of a fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the average life of an option. Abbott has readily available grant-by-grant historical activity for several years in its option administration system that it uses in developing some of its assumptions. Abbott uses the Black-Scholes method to value stock options. Abbott uses both historical volatility of its stock price and the implied volatility of traded options to develop the volatility assumptions. Abbott uses the historical grant activity, combined with expectations about future exercise activity, to develop the average life assumptions. Abbott has also used the historical grant data to evaluate whether certain holders of stock options exercised their options differently than other holders and has not found any differentiating pattern among holders.

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2008 vs. 2007	13.9	1.4	9.3	3.2
2007 vs. 2006	15.3	1.2	10.9	3.2
2006 vs. 2005	0.6	0.6	0.2	(0.2)
Total U.S.
2008 vs. 2007	10.1	3.4	6.7	—
2007 vs. 2006	12.0	4.0	8.0	—
2006 vs. 2005	(7.5)	2.4	(9.9)	—
Total International
2008 vs. 2007	17.8	(0.5)	12.0	6.3
2007 vs. 2006	18.8	(1.7)	14.0	6.5
2006 vs. 2005	10.9	(1.3)	12.7	(0.5)
Pharmaceutical Products Segment
2008 vs. 2007	14.2	1.9	9.1	3.2
2007 vs. 2006	18.0	2.4	12.3	3.3
2006 vs. 2005	(9.5)	1.8	(11.0)	(0.3)
Nutritional Products Segment
2008 vs. 2007	12.2	3.4	6.9	1.9
2007 vs. 2006	1.7	1.4	(1.4)	1.7
2006 vs. 2005	9.6	(0.4)	9.7	0.3
Diagnostic Products Segment
2008 vs. 2007	13.2	1.3	6.8	5.1
2007 vs. 2006	11.1	(0.6)	7.0	4.7
2006 vs. 2005	5.7	(1.1)	7.4	(0.6)
Vascular Products Segment
2008 vs. 2007	34.7	(4.6)	35.8	3.5
2007 vs. 2006	53.8	(4.7)	55.4	3.1
2006 vs. 2005	327.7	(4.6)	333.2	(0.9)

        Worldwide 2008 sales growth compared to 2007 reflects unit growth and the positive effect of the relatively weaker U.S. dollar. Worldwide 2007 sales compared to 2006 reflect the acquisitions of Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. In addition, the Pharmaceutical Products segment had an agreement with Boehringer Ingelheim (BI) to co-promote and distribute three of its products in the U.S. In 2005, Abbott and BI amended the agreement and effective January 1, 2006, Abbott no longer distributed or recorded sales for distribution activities for the BI products although Abbott recorded a small amount of co-promotion revenue in 2006. The increases in sales for 2006 excluding BI products were

11.6 percent for total net sales, 12.3 percent for total U.S. sales and 7.8 percent for Pharmaceutical Products segment sales. Sales growth in 2007 for the Nutritional Products segment reflects the completion of the U.S. co-promotion of Synagis in 2006. Excluding sales of Synagis in 2006, Nutritional Products segment sales increased 11.3 percent.

        A comparison of significant product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2008	Percent Change	2007	Percent Change	2006	Percent Change
	(dollars in millions)
Pharmaceuticals —
U.S. Specialty	$5,211	20	$4,349	24	$3,505	25
U.S. Primary Care	3,102	(1)	3,139	23	2,561	4
International Pharmaceuticals	7,399	23	6,002	16	5,157	8
Nutritionals —
U.S. Pediatric Nutritionals	1,268	3	1,233	9	1,128	3
International Pediatric Nutritionals	1,374	26	1,093	22	899	29
U.S. Adult Nutritionals	1,162	8	1,077	2	1,057	1
International Adult Nutritionals	1,070	13	947	15	824	11
Diagnostics —
Immunochemistry	2,843	13	2,517	11	2,272	4

        Increased sales of HUMIRA and the addition of Lupron sales in 2008 accounted for the majority of the sales increase for U.S. Specialty products in 2008. Increased sales of HUMIRA and Depakote accounted for the majority of the sales increases for U.S. Specialty products in 2007 and 2006. U.S. sales of HUMIRA were $2.2 billion, $1.6 billion and $1.2 billion in 2008, 2007 and 2006, respectively. U.S. Primary Care sales in 2008 were impacted by a significant decrease in sales of Omnicef due to generic competition, partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise. U.S. Primary Care sales in 2007 were favorably impacted by sales of Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006. In addition, increased sales of TriCor in 2007 and 2006 favorably impacted U.S. Primary Care sales. These increases were partially offset by lower sales of Omnicef in 2008 and 2007 and lower U.S. sales of Biaxin in all three years due primarily to the introduction of generic competition. U.S. sales of Omnicef were $25 million, $235 million and $637 million in 2008, 2007 and 2006, respectively, and U.S. sales of Biaxin were $14 million, $36 million and $151 million in 2008, 2007 and 2006, respectively. Increased sales volume of HUMIRA in all three years favorably impacted International Pharmaceuticals sales, partially offset by decreased sales volume in 2008 and 2006 due to generic competition for clarithromycin. International sales of HUMIRA were $2.3 billion, $1.4 billion and $868 million in 2008, 2007 and 2006, respectively. International Pediatric Nutritionals sales increases were due primarily to volume growth in developing countries. International sales in 2008 and 2007 were also favorably impacted by the effect of the relatively weaker U.S. dollar. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in footnote 1 to the consolidated financial statements. Related net sales were $111 million, $184 million and $199 million in 2008, 2007 and 2006, respectively.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. Significant ongoing generic activities and significant patent and license expirations in the next three years are as follows. The U.S. composition of matter patent for Depakote expired in 2008. Abbott has seen generic competition begin in the second half of 2008 for Depakote, which had U.S. sales of $1.3 billion in 2008.

Operating Earnings

        Gross profit margins were 57.3 percent of net sales in 2008, 55.9 percent in 2007 and 56.3 percent in 2006. The increase in the gross profit margin in 2008 was due, in part, to favorable product mix and the favorable impact of foreign exchange. The decrease in the gross profit margin in 2007 was due, in part, to the unfavorable impact in 2007 of the completion of the U.S. co-promotion of Synagis in 2006 as well as generic competition for Omnicef and Biaxin sales in 2007. The increase in the gross profit margin in 2006 was due to favorable product mix, primarily as a result of decreased sales of Boehringer Ingelheim products that had lower margins than other products in the Pharmaceutical Products segment. Restructuring charges, discussed below, reduced the gross profit margins in 2008, 2007 and 2006 by 0.4 percentage points, 0.7 percentage points and 1.1 percentage points, respectively. Gross profit margins in all years were also affected by productivity improvements, higher commodity costs, higher project expenses for new products, higher manufacturing capacity costs for anticipated unit growth and the effects of inflation.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Nutrition Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Pharmaceutical Products segments. Higher commodity costs unfavorably impacted the gross profit margins for the Nutritional Products segment in 2008 and 2007 and pricing pressures unfavorably impacted the gross profit margin in 2006.

        Research and development expense, excluding acquired in-process and collaborations research and development, was $2.7 billion in 2008, $2.5 billion in 2007 and $2.3 billion in 2006 and represented increases of 7.3 percent in 2008, 11.1 percent in 2007 and 23.8 percent in 2006. The effect of recording compensation expense relating to share-based awards in 2006 and additional costs associated with Abbott's decision to discontinue the commercial development of the ZoMaxx drug-eluting stent increased research and development expenses by 6.3 percentage points over 2005. The increases in 2007 and 2006 were also affected by the acquisitions of Guidant's vascular intervention and endovascular solutions businesses in April 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. These increases also reflect increased spending to support pipeline programs, including new indications for HUMIRA, and Trilipix, Trilipix/Crestor fixed-dose combination, ABT-874 (a biologic for psoriasis and Crohn's disease), pain relief medication and Xience V, as well as several Phase I and Phase II clinical programs in neuroscience, oncology and Hepatitis C. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 13.9 percent in 2008 compared to increases of 16.7 percent in 2007 and 15.5 percent in 2006. The 2008 increase reflects the settlement of litigation relating to TriCor, which increased selling, general and administration expenses by 3.1 percentage points. The 2007 increase reflects the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. The 2006 increase reflects recording compensation expense relating to share-based awards, a philanthropic contribution to the Abbott Fund and the acquisition of Guidant's vascular intervention and endovascular solutions businesses. These items increased selling, general and administrative expenses by 8.6 percentage points over 2005. The remaining increases in selling, general and administrative expenses were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA and the continuing launch of Xience V, as well as spending on other marketed pharmaceutical products. Increases in all three years also reflect inflation and additional selling and marketing support primarily in the Pharmaceutical Products segment.

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture and Sale of Abbott's Spine Business

        On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture. Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP's Lupron business. Subsequent to the conclusion of the joint venture, TAP was merged into two Takeda entities. The exchange of Abbott's investment in TAP for TAP's Lupron business resulted in a gain at closing of approximately $94 million. The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million and $662 million in 2007 and 2006, respectively. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned. Such payments, which are subject to tax, are expected to approximate $1.4 billion over the five-year period beginning on May 1, 2008.

        The exchange transaction was accounted for as a sale of Abbott's equity interest in TAP and as an acquisition of TAP's Lupron business under SFAS No. 141 "Business Combinations." The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott has also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million. Of the $1.1 billion, Abbott made a tax-deductible payment of $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $120 million in 2009. If the remaining payments are not required, the liability would be reduced and a gain would be recorded.

        The 50 percent-owned joint venture was accounted for under the equity method of accounting. Summarized financial information for TAP follows below. The results for 2008 include results through April 30. (dollars in millions)

	Year Ended December 31
	2008	2007	2006
Net sales	$853	$3,002	$3,363
Cost of sales	229	720	836
Income before taxes	356	1,564	1,524
Net income	238	996	952

        In the fourth quarter of 2008, Abbott sold its spine business for approximately $360 million in cash, resulting in an after-tax gain of approximately $147 million which is presented as Gain on sale of discontinued operations, net of taxes, in the accompanying statement of income. The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Restructurings

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. This plan will result in pretax charges of approximately $370 million over the next several years. These charges include employee-related costs of approximately $110 million, accelerated depreciation of approximately $75 million, and other related exit costs of approximately $185 million, mainly related to product transfers. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $16 million were recorded in 2008 relating to this restructuring, primarily for accelerated depreciation. The remainder of the charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008
2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31	$110

        In 2008, 2007 and 2006, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2008, 2007 and 2006, Abbott recorded charges of approximately $36 million, $107 million and $210 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94 million and $181 million in 2007 and 2006, respectively, is classified as cost of products sold, $3 million and $29 million in 2007 and 2006, respectively, as research and development and $36 million and $10 million in 2008 and 2007, respectively, as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $81 million, $90 million and $70 million were subsequently recorded in 2008, 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52 million. Abbott expects to incur up to an additional $21 million in future periods for these restructuring plans, primarily for accelerated depreciation. The following summarizes the activity for these restructurings: (dollars in millions)

	Employee-Related and Other	Asset Impairments	Total
Accrued balance at January 1, 2006	$155	$—	$155
2006 restructuring charges	117	93	210
Payments, impairments and other adjustments	(79)	(93)	(172)

Accrued balance at December 31, 2006	193	—	193
2007 restructuring charges	121	38	159
Payments, impairments and other adjustments	(120)	(38)	(158)

Accrued balance at December 31, 2007	194	—	194
2008 restructuring charges	36	—	36
Payments and other adjustments	(125)	—	(125)

Accrued balance at December 31, 2008	$105	$—	$105

Interest expense and Interest (income)

        In 2008, interest expense decreased primarily as a result of lower interest rates and interest income increased primarily as the result of higher investment balances. Interest expense increased in 2007 and 2006 due primarily to higher borrowings as a result of the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott's investment in the Boston Scientific common stock and note receivable.

Other (income) expense, net

        As described above, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture in 2008, which is included in Other (income) expense, net. Other (income) expense, net for 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment. The remainder of Other (income) expense, net for 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda. Other (income) expense, net for 2007 includes a $190 million fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific common stock. Other (income) expense, net for 2007 and 2006 includes fair value gain adjustments of $28 million and $91 million, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 19.2 percent in 2008, 19.3 percent in 2007 and 24.6 percent in 2006. Taxes on earnings from continuing operations in 2006 reflect the effect of the tax rates applied to acquired in-process research and development and the resolution of prior years' income tax audits and the effect of other discrete tax items. For 2006, the tax rates applied to acquired in-process and collaborations research and development increased the effective tax rate by 6.6 percentage points and the effect of the income tax audit resolution and other discrete tax items decreased the effective tax rate by 5.5 percentage points. Abbott expects to apply an annual effective rate of between 17.5 percent and 18.0 percent in 2009.

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

        In order to expand Abbott's presence in the growing vascular market, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 for approximately $4.1 billion, in cash, in connection with Boston Scientific's acquisition of Guidant. In addition, Abbott agreed to pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan. In 2008, the FDA approved the marketing of Xience V and Abbott paid Boston Scientific $250 million, resulting in the recording of additional goodwill. Government approval in Japan is anticipated in late 2009 or early 2010 which will also result in the recording of additional goodwill. The allocation of the purchase price resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million. Acquired intangible assets are being amortized over 4 to 15 years. Deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In order to facilitate Boston Scientific's acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date. In connection with the acquisition of the shares, Boston Scientific was entitled to certain after-tax gains upon Abbott's sale of the shares. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. Changes in the fair value of the derivative financial instruments, net were recorded in Other (income) expense, net.

Subsequent Event — Business Combination

        In January 2009, Abbott announced an agreement to acquire Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions, for approximately $2.8 billion, in cash and debt, to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts. The transaction is expected to close in the first quarter of 2009. AMO's sales are more than $1 billion per year.

Financial Condition

Cash Flow

        Net cash from operating activities of continuing operations amounted to $7.0 billion, $5.2 billion and $5.3 billion in 2008, 2007 and 2006, respectively. Cash from operating activities of continuing operations in 2008 compared to 2007 is higher due to higher operating earnings, decreased prepaid expenses and other assets, and increased trade accounts payable and other liabilities. Cash from operating activities of continuing operations in 2007 and 2006 compared to 2005 is higher due to higher net earnings adjusted for after-tax non-cash charges for acquired in-process research and development in 2006 and share-based compensation and higher contributions to retirement benefit plans in 2005 compared to 2007 and 2006; partially offset by higher income tax payments in 2006, including tax payments related to the 2005 remittances of foreign earnings under the American Jobs Creation Act. Abbott funds its domestic pension plans according to IRS funding limitations. In 2008, 2007 and 2006, $200 million was funded to the main domestic pension. Abbott expects pension funding for its main domestic pension plan of $700 million in 2009 and $200 million annually, thereafter. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2008, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.3 billion that support commercial paper borrowing arrangements of which a $2.3 billion facility expires in December 2009 and a $3.0 billion facility expires in 2012. Abbott's access to short-term financing has not been affected by the recent credit market conditions.

        In 2006, the board of directors authorized the purchase of $2.5 billion of Abbott's common shares from time to time and no shares were purchased under this authorization in 2006. In 2008 and 2007, Abbott purchased approximately 19.0 million of its common shares in each period at a cost of approximately $1.1 billion and $1.0 billion, respectively under this authorization. Effective in the fourth quarter of 2008, no more purchases of common shares will be made from the 2006 authorization. In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott's common shares from time to time and 146,400 shares were purchased under this authorization in 2008 at a cost of approximately $8 million.

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

        In 2009, the acquisition of Advanced Medical Optics, Inc., the funding of Abbott's main domestic pension plan and the payment of long-term debt will be financed with operating cash flow and debt.

Working Capital

        Working capital was $5.5 billion at December 31, 2008 and $4.9 billion at December 31, 2007. At December 31, 2006, current liabilities exceeded current assets by approximately $669 million as a result of increased short-term borrowings used to acquire Kos Pharmaceuticals Inc. in December 2006.

Capital Expenditures

        Capital expenditures of $1.3 billion in 2008, $1.7 billion in 2007 and $1.3 billion in 2006 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2008: (dollars in millions)

	Payment Due By Period
	Total	2009	2010-2011	2012-2013	2014 and Thereafter
Long-term debt, including current maturities and future interest payments	$13,512	$1,467	$2,989	$1,896	$7,160
Operating lease obligations	416	74	122	88	132
Capitalized auto lease obligations	93	31	62	—	—
Purchase commitments (a)	4,627	4,328	258	32	9
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	3,048	—	714	777	1,557
Other	1,524	—	1,065	198	261

Total	$23,220	$5,900	$5,210	$2,991	$9,119

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Contingent Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events. In connection with the acquisition of Guidant's vascular intervention and endovascular solutions businesses, Abbott will pay to Boston Scientific $250 million upon government approval to market the Xience V drug-eluting stent in Japan. Government approval is anticipated in late 2009 or early 2010. In addition, Abbott has retained liabilities for taxes on income prior to the spin-off of Hospira and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

Recently Issued Accounting Standards

        In 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" and SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51." Abbott will adopt these standards on January 1, 2009. Statement No. 141 (revised 2007) will impact Abbott primarily in five areas: acquired in-process research and development will be accounted for as an indefinite lived intangible asset until approval or discontinuation rather than as expense; acquisition costs will be expensed rather than added to the cost of an acquisition; restructuring costs in connection with an acquisition will be expensed rather than added to the cost of an acquisition; the fair value of contingent consideration at the date of an acquisition will be included in the cost of an acquisition; and the fair value of contingent liabilities that are more likely than not of occurrence will be recorded at the date of an acquisition. The effect of these changes will be applicable to acquisitions on or after January 1, 2009. Adoption of Statement No. 160 will not have a material effect on Abbott.

Legislative Issues

        Abbott's primary markets are highly competitive and subject to substantial government regulation throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could change access to health care products and services, or reduce prices or the rate of price increases for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, to the Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, Risk Factors, to the Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Investment in Boston Scientific Common Stock and Note Receivable

        At December 31, 2007, Abbott held 26.4 million shares, or approximately $300 million of Boston Scientific common stock. In 2008 all of these shares were sold resulting in a small gain. Abbott also has a $900 million loan, due in April 2011, to a wholly-owned subsidiary of Boston Scientific as of December 31, 2008 and 2007, and, as such, is subject to credit risk.

Other Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions, excluding Boston Scientific. The market value of these investments was approximately $105 million and $193 million, respectively, as of December 31, 2008 and 2007. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2008 by approximately $21 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $42 million and $37 million as of December 31, 2008 and 2007, respectively. No individual investment is in excess of $13 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2008 and 2007, Abbott had interest rate hedge contracts totaling $2.5 billion and $1.5 billion, respectively, to manage its exposure to changes in the fair value of debt due in 2009 through 2017. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2008, Abbott had $1.0 billion of domestic commercial paper outstanding with an average annual interest rate of 0.2% with an average remaining life of 11 days. The fair value of long-term debt at December 31, 2008 and 2007 amounted to $10.5 billion and $10.6 billion, respectively (average interest rates of 5.2% and 5.0%, respectively) with maturities through 2037. At December 31, 2008 and 2007, the fair value of current and long-term investment securities amounted to $1.8 billion and $896 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2008 and 2007, Abbott held $8.3 billion and $5.5 billion, respectively, of such contracts, which mature in the next twelve months.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2008 and 2007, Abbott held $129 million and $281 million, respectively, of such contracts, which all mature in the following calendar year.

        Abbott has designated approximately $585 million of foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss).

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2008 and 2007: (dollars in millions)

	2008			2007
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$3,963	1.286	$3	$2,630	1.464	$(11)
British Pound	1,208	1.553	(31)	1,030	2.041	—
Japanese Yen	1,788	99.6	54	939	113.9	(5)
Canadian Dollar	163	1.240	3	426	0.995	(1)
All other currencies	1,254	N/A	19	716	N/A	(4)

Total	$8,376		$48	$5,741		$(21)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings

(dollars and shares in thousands except per share data)

	Year Ended December 31
	2008	2007	2006
Net Sales	$29,527,552	$25,914,238	$22,476,322

Cost of products sold	12,612,022	11,422,046	9,815,147
Research and development	2,688,811	2,505,649	2,255,271
Acquired in-process and collaborations research and development	97,256	—	2,014,000
Selling, general and administrative	8,435,624	7,407,998	6,349,685

Total Operating Cost and Expenses	23,833,713	21,335,693	20,434,103

Operating Earnings	5,693,839	4,578,545	2,042,219
Interest expense	528,474	593,142	416,172
Interest (income)	(201,229)	(136,752)	(123,825)
(Income) from TAP Pharmaceutical Products Inc. joint venture	(118,997)	(498,016)	(475,811)
Net foreign exchange (gain) loss	84,244	14,997	28,441
Other (income) expense, net	(454,939)	135,526	(79,128)

Earnings from Continuing Operations Before Taxes	5,856,286	4,469,648	2,276,370
Taxes on Earnings from Continuing Operations	1,122,070	863,334	559,615

Earnings from Continuing Operations	4,734,216	3,606,314	1,716,755
Gain on Sale of Discontinued Operations, net of taxes	146,503	—	—

Net Earnings	$4,880,719	$3,606,314	$1,716,755

Basic Earnings Per Common Share —
Continuing Operations	$3.06	$2.34	$1.12
Gain on Sale of Discontinued Operations, net of taxes	0.10	—	—

Net Earnings	$3.16	$2.34	$1.12

Diluted Earnings Per Common Share —
Continuing Operations	$3.03	$2.31	$1.12
Gain on Sale of Discontinued Operations, net of taxes	0.09	—	—

Net Earnings	$3.12	$2.31	$1.12

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,545,355	1,543,082	1,529,848
Dilutive Common Stock Options and Awards	15,398	16,975	6,876

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,560,753	1,560,057	1,536,724

Outstanding Common Stock Options Having No Dilutive Effect	30,579	6,406	23,567

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2008	2007	2006
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$4,880,719	$3,606,314	$1,716,755
Less: Gain on sale of discontinued operations	146,503	—	—

Earnings from continuing operations	4,734,216	3,606,314	1,716,755
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	1,051,728	1,072,855	983,485
Amortization of intangible assets	787,101	782,031	575,265
Share-based compensation	347,015	429,677	329,957
Gain on dissolution of TAP Pharmaceutical Products Inc. joint venture	(94,248)	—	—
Acquired in-process research and development	97,256	—	1,927,300
Investing and financing (gains) losses, net	111,238	356,331	277,388
Trade receivables	(948,314)	(431,846)	(101,781)
Inventories	(257,476)	131,324	104,653
Prepaid expenses and other assets	436,218	(418,344)	(283,455)
Trade accounts payable and other liabilities	569,056	(82,960)	(183,203)
Income taxes	160,830	(261,539)	(84,275)

Net Cash From Operating Activities of Continuing Operations	6,994,620	5,183,843	5,262,089

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Contingent consideration paid relating to a business acquisition	(250,000)	—	—
Acquisitions of businesses and technologies, net of cash acquired	—	—	(7,923,163)
Acquisitions of property and equipment	(1,287,724)	(1,656,207)	(1,337,818)
Sales of (investment in) Boston Scientific common stock; and (investments in) note receivable and derivative financial instruments	318,645	568,437	(2,095,780)
Purchases of investment securities	(923,937)	(32,852)	(33,632)
Proceeds from sales of investment securities	130,586	17,830	18,476
Other	(75,061)	(33,485)	(25,712)

Net Cash (Used in) Investing Activities of Continuing Operations	(2,087,491)	(1,136,277)	(11,397,629)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
(Repayments of) net proceeds from issuance of short-term debt and other	(324,739)	(3,603,481)	5,183,225
Proceeds from issuance of long-term debt	—	3,500,000	4,000,000
Repayments of long-term debt	(913,948)	(441,012)	(3,532,408)
Purchases of common shares	(1,081,806)	(1,058,793)	(754,502)
Proceeds from stock options exercised, including income tax benefit	1,008,843	1,249,804	502,782
Dividends paid	(2,174,252)	(1,959,150)	(1,777,170)

Net Cash (Used in) From Financing Activities of Continuing Operations	(3,485,902)	(2,312,632)	3,621,927

Effect of exchange rate changes on cash and cash equivalents	(115,160)	200,258	73,966

Net cash provided from the sale of discontinued operations in 2008 and from operating activities of discontinued operations of Hospira, Inc. in 2006	349,571	—	67,152

Net Increase (Decrease) in Cash and Cash Equivalents	1,655,638	1,935,192	(2,372,495)
Cash and Cash Equivalents, Beginning of Year	2,456,384	521,192	2,893,687

Cash and Cash Equivalents, End of Year	$4,112,022	$2,456,384	$521,192

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2008	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$4,112,022	$2,456,384	$521,192
Investments, including $307,500 of investments measured at fair value at December 31, 2007	967,603	364,443	852,243
Trade receivables, less allowances of — 2008: $263,632; 2007: $258,288; 2006: $215,443	5,465,660	4,946,876	4,231,142
Inventories:
Finished products	1,545,950	1,677,083	1,338,349
Work in process	698,140	681,634	686,425
Materials	531,759	592,725	781,647

Total inventories	2,775,849	2,951,442	2,806,421
Deferred income taxes	2,462,871	2,109,872	1,716,916
Other prepaid expenses and receivables	1,258,554	1,213,716	1,153,969

Total Current Assets	17,042,559	14,042,733	11,281,883

Investments	1,073,736	1,125,262	1,229,873

Property and Equipment, at Cost:
Land	509,606	494,021	488,342
Buildings	3,698,861	3,589,050	3,228,485
Equipment	10,366,267	10,393,402	9,947,503
Construction in progress	613,939	1,121,328	737,609

	15,188,673	15,597,801	14,401,939
Less: accumulated depreciation and amortization	7,969,507	8,079,652	7,455,504

Net Property and Equipment	7,219,166	7,518,149	6,946,435

Intangible Assets, net of amortization	5,151,106	5,720,478	6,403,619
Goodwill	9,987,361	10,128,841	9,449,281
Deferred Income Taxes and Other Assets	1,945,276	1,178,461	867,081

	$42,419,204	$39,713,924	$36,178,172

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2008	2007	2006
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,691,069	$1,827,361	$5,305,985
Trade accounts payable	1,351,436	1,219,529	1,175,590
Salaries, wages and commissions	1,011,312	859,784	807,283
Other accrued liabilities	4,216,742	3,713,104	3,850,723
Dividends payable	559,064	504,540	453,994
Income taxes payable	805,397	80,406	262,344
Obligation in connection with conclusion of TAP Pharmaceutical Products Inc. joint venture	915,982	—	—
Current portion of long-term debt	1,040,906	898,554	95,276

Total Current Liabilities	11,591,908	9,103,278	11,951,195

Long-term Debt	8,713,327	9,487,789	7,009,664

Post-employment Obligations and Other Long-term Liabilities	4,634,418	3,344,317	3,163,127

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2008: 1,601,580,899; 2007: 1,580,854,677; 2006: 1,550,590,438	7,444,411	6,104,102	4,290,929
Common shares held in treasury, at cost — Shares: 2008: 49,147,968; 2007: 30,944,537; 2006: 13,347,272	(2,626,404)	(1,213,134)	(195,237)
Earnings employed in the business	13,825,383	10,805,809	9,568,728
Accumulated other comprehensive income (loss)	(1,163,839)	2,081,763	389,766

Total Shareholders' Investment	17,479,551	17,778,540	14,054,186

	$42,419,204	$39,713,924	$36,178,172

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2008	2007	2006
Common Shares:
Beginning of Year Shares: 2008: 1,580,854,677; 2007: 1,550,590,438; 2006: 1,553,769,958	$6,104,102	$4,290,929	$3,477,460
Issued under incentive stock programs Shares: 2008: 20,726,222; 2007: 30,264,239; 2006: 14,456,341	1,001,507	1,316,294	526,435
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	64,714	163,808	42,062
Share-based compensation	342,315	433,319	337,428
Issuance of restricted stock awards	(68,227)	(100,248)	(52,392)
Retired — Shares: 2006: 17,635,861	—	—	(40,064)

End of Year Shares: 2008: 1,601,580,899; 2007: 1,580,854,677; 2006: 1,550,590,438	$7,444,411	$6,104,102	$4,290,929

Common Shares Held in Treasury:
Beginning of Year Shares: 2008: 30,944,537; 2007: 13,347,272; 2006: 14,534,979	$(1,213,134)	$(195,237)	$(212,255)
Private transaction in 2008 Shares purchased: 15,176,500 Shares issued: 14,870,195	(378,931)	—	—
Issued under incentive stock programs Shares: 2008: 1,607,326; 2007: 2,063,123; 2006: 1,197,838	40,946	37,080	17,492
Purchased Shares: 2008: 19,504,452; 2007: 19,660,388; 2006: 10,131	(1,075,285)	(1,054,977)	(474)

End of Year Shares: 2008: 49,147,968; 2007: 30,944,537; 2006: 13,347,272	$(2,626,404)	$(1,213,134)	$(195,237)

Earnings Employed in the Business:
Beginning of Year	$10,805,809	$9,568,728	$10,404,568
Net earnings	4,880,719	3,606,314	1,716,755
Cash dividends declared on common shares (per share — 2008: $1.44; 2007: $1.30; 2006: $1.18)	(2,228,776)	(2,009,696)	(1,807,829)
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	—	(188,534)	—
Cost of common shares retired in excess of stated capital amount	(70,590)	(237,958)	(780,152)
Cost of treasury shares issued below market value	438,221	66,955	35,386

End of Year	$13,825,383	$10,805,809	$9,568,728

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$2,081,763	$389,766	$745,498
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	—	181,834	—

Beginning of Year, as adjusted	2,081,763	571,600	745,498
Other comprehensive (loss) income	(3,245,602)	1,510,163	898,266
Adjustment to recognize net actuarial gain (loss) and prior service cost as a component of accumulated other comprehensive income (loss), net of tax	—	—	(1,253,998)

End of Year	$(1,163,839)	$2,081,763	$389,766

Comprehensive Income	$1,635,117	$5,116,477	$2,615,021

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 27 percent, 25 percent and 23 percent of trade receivables as of December 31, 2008, 2007 and 2006, respectively. Product warranties are not significant.

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

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. No events occurred related to these foreign subsidiaries in December 2008, 2007 and 2006 that materially affected the financial position, results of operations or cash flows.

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

        INCOME TAXES — On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes." Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be

Note 1 — Summary of Significant Accounting Policies (Continued)

realized upon resolution of the benefit. Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment. Interest and penalties on income tax obligations are included in taxes on income.

        PENSION AND POST-EMPLOYMENT BENEFITS — Abbott accrues for the actuarially determined cost of pension and post-employment benefits over the service attribution periods of the employees. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. Differences between the expected long-term return on plan assets and the actual return are amortized over a five-year period. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method. On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This statement requires recognition of the deferrals on the balance sheet with a corresponding charge to Accumulated other comprehensive income (loss). Adoption of this statement on December 31, 2006 resulted in a decrease in Abbott's shareholders' equity of approximately $1.3 billion.

        FAIR VALUE MEASUREMENTS — On January 1, 2007, Abbott adopted SFAS No. 157 "Fair Value Measurements." Adoption of the provisions of this standard did not have a material effect on Abbott's financial position. For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Intangible assets and goodwill are reviewed for impairment at least on a quarterly and annual basis, respectively.

        SHARE-BASED COMPENSATION — The value of stock options and restricted stock awards and units are amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with SFAS No. 5. Under SFAS No. 5, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Except for Abbott's investment in the common stock of Boston Scientific, investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Beginning on January 1, 2007, the investment in the common stock of Boston Scientific was accounted for as a trading security with changes in fair value recorded in income. Investments in equity securities that are not traded on public stock

Note 1 — Summary of Significant Accounting Policies (Continued)

exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

        Abbott reviews the carrying value of investments each quarter to determine whether an other than temporary decline in market value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. Abbott considers the length of time an investment's market value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to Other (income) expense, net.

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

        PRODUCT LIABILITY — Abbott accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized. Abbott carried third-party insurance coverage in amounts that reflect historical loss experience, which does not include coverage for sizable losses. Subsequent to 2008, product liability losses will be self-insured.

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Note 2 — Supplemental Financial Information

	2008	2007	2006
	(dollars in millions)
Current Investments:
Time deposits and certificates of deposit	$968	$56	$77
Boston Scientific common stock	—	308	775

Total	$968	$364	$852

	2008	2007	2006
	(dollars in millions)
Long-term Investments:
Boston Scientific common stock	$—	$—	$248
Other equity securities	147	229	130
Note receivable from Boston Scientific, 4% interest, due in 2011	865	851	837
Other	62	45	15

Total	$1,074	$1,125	$1,230

        In 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows companies to measure specific financial assets and liabilities at fair value, such as debt or equity investments. The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007. Abbott applied the fair value option to its investment in Boston Scientific stock under SFAS No. 159 because, unlike its other equity investments, the Boston Scientific stock is not a strategic investment and Abbott was required to dispose of the stock no later than October 2008. Abbott was subject to a limitation on the amount of shares it may sell in any one month through October 2007 and Abbott did not reacquire the Boston Scientific shares it sold. Accordingly, since at adoption, realized gains or losses were expected in the near future, the fair value option better represented the near-term expected earnings impact from sales of the stock. Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of adoption of the standard. The pretax and after tax adjustment to Earnings employed in the business upon adoption was $297 million and $189 million, respectively, and the fair value and carrying amount of the investment before and after adoption was approximately $1.0 billion. The pretax and after tax adjustment to Accumulated other comprehensive income (loss) was $303 million and $182 million, respectively. The effect of the adoption on deferred income taxes was not significant.

        As described in footnote 3, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture in 2008, which is included in Other (income) expense, net. Other (income) expense, net for 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment. The remainder of Other (income) expense, net for 2008 relates primarily to contractual payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda. Other (income) expense, net for 2007 includes a $190 million fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific common stock. Other (income) expense, net for 2007 and 2006 includes fair value gain adjustments of

Note 2 — Supplemental Financial Information (Continued)

$28 million and $91 million, respectively, to certain derivative financial instruments included with the investment in Boston Scientific common stock.

	2008	2007	2006
	(dollars in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$577	$662	$661
Accrued other rebates (a)	455	444	391
All other	3,185	2,607	2,799

Total	$4,217	$3,713	$3,851

(a)
Accrued wholesaler chargeback rebates of $210, $157 and $123 at December 31, 2008, 2007 and 2006, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2008	2007	2006
	(dollars in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,713	$1,872	$1,897
All other	1,921	1,472	1,266

Total	$4,634	$3,344	$3,163

	2008	2007	2006
	(dollars in millions)
Comprehensive Income, net of tax:
Foreign currency (loss) gain translation adjustments	$(2,208)	$1,153	$1,039
Net actuarial (losses) gains and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $638 in 2008 and $(226) in 2007	(987)	343	—
Unrealized (losses) gains on marketable equity securities, net of taxes of $28 in 2008, $(31) in 2007 and $119 in 2006	(49)	54	(178)
Net adjustments for derivative instruments designated as cash flow hedges	(2)	(40)	37

Other comprehensive (loss) income	(3,246)	1,510	898
Net Earnings	4,881	3,606	1,717

Comprehensive Income	$1,635	$5,116	$2,615

	2008	2007	2006
	(dollars in millions)
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(740)	$(2,948)	$(1,795)
Net actuarial losses and prior service cost and credits	1,901	914	1,257
Cumulative unrealized (gains) loss on marketable equity securities	(17)	(66)	169
Cumulative losses (gain) on derivative instruments designated as cash flow hedges	20	18	(21)

Note 2 — Supplemental Financial Information (Continued)

        On December 31, 2006, Abbott adopted the provisions of SFAS No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." Adoption of this statement resulted in a decrease in Abbott's shareholders' equity of $1.3 billion net of taxes of approximately $733 million.

	2008	2007	2006
	(dollars in millions)
Supplemental Cash Flow Information:
Income taxes paid	$772	$952	$1,282
Interest paid	561	564	429

        For the acquired Lupron business in 2008, as discussed in footnote 3, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $260 million. Abbott also recorded a liability of approximately $1.1 billion relating to an agreement to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million. The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

Note 3 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture and Sale of Abbott's Spine Business

        On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture. Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP's Lupron business. Subsequent to the conclusion of the joint venture, TAP was merged into two Takeda entities. The exchange of Abbott's investment in TAP for TAP's Lupron business resulted in a gain at closing of approximately $94 million. The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes.

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million and $662 million in 2007 and 2006, respectively. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned. Such payments, which are subject to tax, are expected to approximate $1.4 billion over the five-year period beginning on May 1, 2008.

        The exchange transaction was accounted for as a sale of Abbott's equity interest in TAP and as an acquisition of TAP's Lupron business under SFAS No. 141 "Business Combinations." The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott has also agreed to remit cash to Takeda if certain research and development events

Note 3 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture and Sale of Abbott's Spine Business (Continued)

are not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded, resulting in an after-tax liability of approximately $700 million. Of the $1.1 billion, Abbott made a tax-deductible payment of $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $120 million in 2009. If the remaining payments are not required, the liability would be reduced and a gain would be recorded.

        The 50 percent-owned joint venture was accounted for under the equity method of accounting. Summarized financial information for TAP follows below. The results for 2008 include results through April 30. (dollars in millions)

	Year Ended December 31
	2008	2007	2006
Net sales	$853	$3,002	$3,363
Cost of sales	229	720	836
Income before taxes	356	1,564	1,524
Net income	238	996	952

        In the fourth quarter of 2008, Abbott sold its spine business for approximately $360 million in cash, resulting in an after-tax gain of approximately $147 million which is presented as Gain on sale of discontinued operations, net of taxes, in the accompanying statement of income. The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Note 4 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $129 million, $281 million and $768 million at December 31, 2008, 2007 and 2006, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates. Abbott records the contracts at fair value, resulting in charges of $2 million and $12 million in 2008 and 2007, respectively, and a credit of $16 million to Accumulated other comprehensive income (loss) in 2006. Ineffectiveness recorded in 2008, 2007 or 2006 was not significant. Accumulated gains and losses as of December 31, 2008 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. These contracts are recorded at fair value, with the resulting gains or losses reflected in income as Net foreign exchange (gain) loss. At December 31, 2008, 2007 and 2006, Abbott held $8.3 billion, $5.5 billion and $5.6 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries of approximately $585 million and approximately $1.7 billion as of

Note 4 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

December 31, 2008 and 2007, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax, resulting in charges of $134 million and $72 million to Accumulated other comprehensive income (loss) in 2008 and 2007, respectively.

        Abbott is a party to interest rate hedge contracts totaling $2.5 billion at December 31, 2008 and $1.5 billion at December 31, 2007 and 2006 to manage its exposure to changes in the fair value of $2.5 billion and $1.5 billion, respectively, of fixed-rate debt due 2009 through 2017. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2008, 2007 and 2006.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $55 million and $(23) million, respectively, at December 31, 2008; $108 million and $(3) million, respectively, at December 31, 2007 and $21 million and $(304) million, respectively, at December 31, 2006.

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

	2008		2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Current Investments:
Available-for-Sale Equity Securities	$—	$—	$—	$—	$775	$775
Trading Securities	—	—	308	308	—	—
Other	968	968	56	56	77	77
Long-term Investments:
Available-for-Sale Equity Securities	147	147	229	229	378	378
Note Receivable	865	824	851	809	837	849
Other	62	56	45	40	15	15
Total Long-term Debt	(9,754)	(10,458)	(10,386)	(10,593)	(7,105)	(7,113)
Foreign Currency Forward Exchange Contracts:
Receivable position	148	148	24	24	34	34
(Payable) position	(100)	(100)	(45)	(45)	(86)	(86)
Interest Rate Hedge Contracts	170	170	(25)	(25)	(85)	(85)

Note 4 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet: (dollars in millions)

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Foreign currency forward exchange contracts	148	—	148	—
Interest rate swap financial instruments	170	—	170	—
Financial assets relating to TAP employees' stock options	16	—	—	16

Total Assets	$478	$105	$328	$45

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—
Financial liabilities relating to TAP employees' stock options	24	—	—	24

Total Liabilities	$2,794	$—	$2,770	$24

December 31, 2007:
Trading securities	$308	$308	$—	$—
Marketable available-for-sale securities	193	193	—	—
Foreign currency forward exchange contracts	24	—	24	—

Total Assets	$525	$501	$24	$—

Fair value of hedged long-term debt	$1,475	$—	$1,475	$—
Interest rate swap financial instruments	25	—	25	—
Foreign currency forward exchange contracts	45	—	45	—

Total Liabilities	$1,545	$—	$1,545	$—

        In connection with the conclusion of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded derivative financial assets and liabilities related to stock options previously granted to TAP's employees. The amounts of these assets and liabilities were calculated using both the Black-Scholes option-pricing model and the intrinsic value of the options. From April 30, 2008 to December 31, 2008, both the assets and liabilities decreased by approximately $29 million. The effect of the changes in these assets and liabilities substantially offset each other. In addition, Abbott received investments in 2008 that are valued using significant unobservable inputs. The recorded value of these investments did not change significantly. In 2007, adjustments to record a derivative financial instrument liability whose value was derived using significant unobservable inputs resulted in a credit to Other (income) expense, net, in the amount of $25 million. The value of this derivative financial instrument liability was zero at December 31, 2007.

Note 5 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows: (dollars in millions)

	Defined Benefit Plans			Medical and Dental Plans
	2008	2007	2006	2008	2007	2006
Projected benefit obligations, January 1	$5,783	$5,614	$5,041	$1,514	$1,520	$1,292
Service cost — benefits earned during the year	233	249	219	43	58	56
Interest cost on projected benefit obligations	353	316	275	92	97	80
Losses (gains), primarily changes in discount and medical cost trend rates, plan design changes, law changes and differences between actual and estimated health care costs	(278)	(309)	64	(158)	(100)	134
Benefits paid	(241)	(228)	(213)	(68)	(61)	(68)
Other, primarily foreign currency translation	(309)	141	228	20	—	26

Projected benefit obligations, December 31	$5,541	$5,783	$5,614	$1,443	$1,514	$1,520

Plans' assets at fair value, January 1	$5,667	$5,086	$4,349	$307	$212	$149
Actual return on plans' assets	(1,568)	442	508	(106)	20	23
Company contributions	285	283	266	133	136	108
Benefits paid	(241)	(228)	(213)	(68)	(61)	(68)
Other, primarily foreign currency translation	(146)	84	176	—	—	—

Plans' assets at fair value, December 31	$3,997	$5,667	$5,086	$266	$307	$212

Projected benefit obligations greater than plans' assets, December 31	$(1,544)	$(116)	$(528)	$(1,177)	$(1,207)	$(1,308)

Long-term assets	$16	$576	$84	$—	$—	$—
Short-term liabilities	(24)	(27)	(23)	—	—	—
Long-term liabilities	(1,536)	(665)	(589)	(1,177)	(1,207)	(1,308)

Net liability	$(1,544)	$(116)	$(528)	$(1,177)	$(1,207)	$(1,308)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$2,554	$920	$1,343	$587	$635	$786
Prior service cost (credits)	38	40	43	(206)	(227)	(249)

Total	$2,592	$960	$1,386	$381	$408	$537

        The projected benefit obligations for non-U.S. defined benefit plans was $1.3 billion, $1.8 billion and $1.5 billion at December 31, 2008, 2007 and 2006, respectively. The accumulated benefit obligations for all defined benefit plans was $4.7 billion, $4.9 billion and $4.7 billion at December 31, 2008, 2007 and 2006, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2008, 2007 and 2006, the aggregate accumulated benefit obligations were $4.2 billion, $697 million and $544 million, respectively; the projected benefit obligations were $4.8 billion, $770 million and

Note 5 — Post-Employment Benefits (Continued)

$592 million, respectively; and the aggregate plan assets were $3.3 billion, $84 million and $22 million, respectively.

	Defined Benefit Plans			Medical and Dental Plans
	2008	2007	2006	2008	2007	2006
	(dollars in millions)
Service cost — benefits earned during the year	$233	$249	$219	$43	$58	$56
Interest cost on projected benefit obligations	353	316	275	92	97	80
Expected return on plans' assets	(487)	(426)	(382)	(33)	(24)	(16)
Amortization of actuarial losses	34	81	78	29	55	44
Amortization of prior service cost (credits)	4	4	—	(21)	(22)	(21)

Total cost	$137	$224	$190	$110	$164	$143

        Other comprehensive income (loss) for 2008 includes amortization of actuarial losses and prior service cost of $34 million and $4 million, respectively, and net actuarial losses of $1.6 billion for defined benefit plans and amortization of actuarial losses and prior service credits of $29 million and $21 million, respectively, and net actuarial gains of $19 million for medical and dental plans. Other comprehensive income (loss) for 2007 includes amortization of actuarial losses and prior service cost of $81 million and $4 million, respectively, and net actuarial gains of $341 million for defined benefit plans and amortization of actuarial losses and prior service credits of $55 million and $22 million, respectively, and net actuarial gains of $96 million for medical and dental plans. The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2008 that is expected to be recognized in the net periodic benefit cost in 2009 is $61 million and $4 million, respectively, for defined benefit pension plans and $32 million and $(22) million, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2008	2007	2006
Discount rate	6.7%	6.2%	5.7%
Expected aggregate average long-term change in compensation	4.3%	4.2%	4.2%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2008	2007	2006
Discount rate	6.2%	5.7%	5.5%
Expected return on plan assets	8.4%	8.3%	8.5%
Expected aggregate average long-term change in compensation	4.2%	4.2%	4.2%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2008	2007	2006
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2012

Note 5 — Post-Employment Benefits (Continued)

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2008, by $193 million/$(157) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $23 million/$(18) million.

        Approximately 58 percent of Abbott's U.S. defined benefit plans and medical and dental plans assets are invested in equity securities, 30 percent in fixed income securities, and the remainder in other securities, which consist of investment partnerships that employ diverse investment strategies across a wide variety of asset classes and financial instruments. The investment mix of equity securities, fixed income and other securities is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Abbott's domestic plans are invested in diversified portfolios of public-market equity and fixed-income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. Abbott's international defined benefit plans are invested approximately 70 percent in equities and 30 percent in fixed income securities.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2008, 2007 and 2006, $200 million was funded to the main domestic pension plan. International pension plans are funded according to similar regulations. Abbott expects pension funding for its main domestic pension plan of $700 million in 2009 and $200 million annually thereafter.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows: (dollars in millions)

	Defined Benefit Plans	Medical and Dental Plans
2009	$237	$80
2010	245	85
2011	253	90
2012	266	94
2013	277	97
2014 to 2018	1,706	557

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $129 million in 2008, $119 million in 2007 and $102 million in 2006.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Taxes on Earnings

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $14.9 billion at December 31, 2008. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows: (dollars in millions)

	2008	2007	2006
Earnings From Continuing Operations Before Taxes:
Domestic	$(81)	$670	$(869)
Foreign	5,937	3,800	3,145

Total	$5,856	$4,470	$2,276

	2008	2007	2006
Taxes on Earnings From Continuing Operations:
Current:
U.S. Federal, State and Possessions	$1,188	$564	$509
Foreign	782	675	634

Total current	1,970	1,239	1,143

Deferred:
Domestic	(845)	(304)	(545)
Foreign	(3)	(72)	(38)

Total deferred	(848)	(376)	(583)

Total	$1,122	$863	$560

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2008	2007	2006
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower foreign tax rates and tax exemptions	(16.7)	(12.6)	(18.4)
Effect of non-deductible acquired in-process research and development	—	—	19.4
State taxes, net of federal benefit	0.2	0.4	0.3
Adjustments primarily related to resolution of prior years' accrual requirements	(0.5)	—	(5.8)
Domestic dividend exclusion	(0.6)	(3.1)	(5.9)
All other, net	1.8	(0.4)	—

Effective tax rate on earnings from continuing operations	19.2%	19.3%	24.6%

Note 6 — Taxes on Earnings (Continued)

        As of December 31, 2008, 2007 and 2006, total deferred tax assets were $5.4 billion, $3.6 billion and $3.2 billion, respectively, and total deferred tax liabilities were $1.4 billion, $1.4 billion and $1.1 billion, respectively. Valuation allowances for deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows: (dollars in millions)

	2008	2007	2006
Compensation and employee benefits	$1,496	$862	$921
Trade receivable reserves	434	337	236
Inventory reserves	261	220	163
Deferred intercompany profit	248	262	390
State income taxes	137	84	52
Depreciation	(64)	(105)	(135)
Acquired in-process research and development and other accruals and reserves not currently deductible	2,771	1,751	1,269
Other, primarily the excess of book basis over tax basis of intangible assets	(1,293)	(1,197)	(872)

Total	$3,990	$2,214	$2,024

        On January 1, 2007, Abbott adopted the provisions of FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes." Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Adoption of this Interpretation did not have a material impact on Abbott's financial position. The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. (dollars in millions)

	2008	2007
January 1	$1,126	$713
Increase due to current year tax positions	385	339
Increase due to prior year tax positions	418	147
Decrease due to current year tax positions	(25)	—
Decrease due to prior year tax positions	(240)	(11)
Settlements	(121)	(62)
Lapse of statute	(20)	—

December 31	$1,523	$1,126

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $1.4 billion. Abbott believes that it is reasonably possible that unrecognized tax benefits will be settled within the next twelve months as a result of concluding various tax matters. Abbott expects the range of the decrease in the recorded amounts of unrecognized tax benefits, primarily as a result of cash adjustments, to range from $400 million to $650 million, arising from the conclusion of these tax matters.

Note 7 — Segment and Geographic Area Information

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements. (dollars in millions)

	Net Sales to External Customers (a)			Operating Earnings (Loss) (a)			Depreciation and Amortization			Additions to Long-term Assets			Total Assets
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Pharmaceuticals (b)	$16,708	$14,632	$12,395	$6,331	$5,509	$4,522	$323	$330	$150	$831	$407	$2,615	$10,356	$9,197	$9,281
Nutritionals (c)	4,924	4,388	4,313	859	855	1,206	135	115	112	281	388	184	3,220	3,261	2,467
Diagnostics	3,575	3,158	2,843	375	252	240	312	286	248	270	374	373	3,218	3,792	3,734
Vascular (b)	2,241	1,663	1,082	205	(188)	(115)	240	234	157	489	312	3,637	4,822	4,706	4,400

Total Reportable Segments	27,448	23,841	20,633	$7,770	$6,428	$5,853	$1,010	$965	$667	$1,871	$1,481	$6,809	$21,616	$20,956	$19,882

Other	2,080	2,073	1,843

Net Sales	$29,528	$25,914	$22,476

(a)
Net sales and operating earnings for 2008 and 2007 were favorably affected by the relatively weaker U.S. dollar and were unfavorably affected by the relatively stronger U.S. dollar in 2006.

(b)
Additions to long-term assets for the Pharmaceutical Products segment includes acquired intangible assets of $700 in 2008 and $821 in 2006 and goodwill of $1,590 in 2006 and for the Vascular Products segment, includes goodwill of $321 and $1,688 in 2008 and 2006, respectively, and acquired intangible assets of $1,195 in 2006.

Note 7 — Segment and Geographic Area Information (Continued)

(c)
The decrease in the Nutritional Products segment operating earnings in 2007 was primarily due to the completion of the U.S. co-promotion of Synagis in 2006.

	2008	2007	2006
	(dollars in millions)
Total Reportable Segment Operating Earnings	$7,770	$6,428	$5,853
Corporate functions and benefit plans costs	(377)	(421)	(449)
Non-reportable segments	133	298	197
Net interest expense	(327)	(456)	(292)
Acquired in-process and collaborations research and development	(97)	—	(2,014)
Income from TAP Pharmaceutical Products Inc. joint venture	119	498	476
Share-based compensation (d)	(347)	(430)	(330)
Other, net (e)	(1,018)	(1,447)	(1,165)

Consolidated Earnings from Continuing Operations Before Taxes	$5,856	$4,470	$2,276

(d)
The increase in share-based compensation in 2007 is partially due to the granting of replacement stock options as a result of the increase in the market value of Abbott common stock.

(e)
Other, net for 2007 includes $197 for restructuring plans; $256 for acquisition integration and related costs primarily associated with the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and a $190 fair market value loss adjustment to Abbott's investment in Boston Scientific common stock.

	2008	2007	2006
	(dollars in millions)
Total Reportable Segment Assets	$21,616	$20,956	$19,882
Cash and investments	6,153	3,946	2,603
Current deferred income taxes	2,463	2,110	1,717
Non-reportable segments	1,094	1,575	1,486
All other, net, primarily goodwill and intangible assets not allocated to reportable segments	11,093	11,127	10,490

Total Assets	$42,419	$39,714	$36,178

Note 7 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (f)			Long-term Assets
	2008	2007	2006	2008	2007	2006
	(dollars in millions)
United States	$14,495	$13,252	$11,995	$14,271	$12,870	$13,536
Japan	1,249	1,111	1,054	1,046	987	974
Germany	1,381	1,235	885	5,833	6,822	6,154
The Netherlands	1,753	1,271	1,061	175	211	185
Italy	1,089	974	848	248	288	256
Canada	924	832	762	131	156	74
France	977	854	696	114	142	131
Spain	909	731	583	284	336	283
United Kingdom	725	627	517	1,008	1,371	1,446
All Other Countries	6,026	5,027	4,075	2,267	2,488	1,857

Consolidated	$29,528	$25,914	$22,476	$25,377	$25,671	$24,896

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

        There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement. Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs. In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs. Abbott has settled a few of the cases and recorded reserves for its estimated losses in a few other cases, however, Abbott is unable to estimate the range or amount of possible loss for the majority of the cases, and no loss reserves have been recorded for them. Many of the products involved in these cases are Hospira products. Hospira, Abbott's former hospital products business, was spun off to Abbott's shareholders in 2004. Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira's products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

Note 8 — Litigation and Environmental Matters (Continued)

        There are several civil actions pending brought by state attorneys general and private entities alleging antitrust and unfair competition claims in connection with the sales of TriCor. Abbott licenses TriCor from a third party and the licensor has also been named as a defendant. In the fourth quarter of 2008, settlements were reached in all of these cases except the state attorneys general and indirect purchasers, however, Abbott is unable to estimate a range of loss, if any, and no loss reserves have been recorded for the remaining TriCor cases. There are several civil actions pending brought by private payers and others alleging antitrust claims in connection with the pricing of Norvir.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $255 million to $495 million. The recorded reserve balance at December 31, 2008 for these proceedings and exposures was approximately $325 million. These reserve and range amounts include $135 million of settled amounts that were paid in 2009. These reserves represent management's best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies."

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

Note 9 — Incentive Stock Program

        The 1996 Incentive Stock Program authorizes the granting of stock options, replacement stock options, stock appreciation rights, limited stock appreciation rights, restricted stock awards, restricted stock units, performance units and foreign qualified benefits. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program. In 2008, Abbott granted 20,544,577 stock options, 4,425,398 replacement stock options, 829,491 restricted stock awards and 567,624 restricted stock units under the program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Options granted before January 1, 2005 included a replacement feature. Except for options outstanding that have a replacement feature, options granted after December 31, 2004 do not include a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option may be granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards granted generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At January 1, 2009, approximately 56 million shares were reserved for future grants under the 1996 Program. Subsequent to year-end, the Board of Directors granted approximately 8 million stock options and restricted stock awards and units from this reserve.

Note 9 — Incentive Stock Program (Continued)

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2007 and December 31, 2008 was 3,740,341 and $49.04 and 3,574,445 and $52.21, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2008 were 1,444,465 and $55.53, 1,389,085 and $47.09 and 221,276 and $51.15, respectively. The fair market value of restricted stock awards and units vested in 2008, 2007 and 2006 was $76 million, $114 million and $32 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2007	132,992,850	$47.19	6.6	88,057,465	$46.22	5.5

Granted	24,969,975	55.79
Exercised	(25,872,104)	45.13
Lapsed	(3,263,586)	51.77

December 31, 2008	128,827,135	$49.16	6.4	87,770,715	$47.39	5.4

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was $632 million and $559 million, respectively. The total intrinsic value of options exercised in 2008, 2007 and 2006 was $314 million, $613 million and $205 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2008 amounted to approximately $220 million which is expected to be recognized over the next three years.

        Total non-cash compensation expense charged against income in 2008, 2007 and 2006 for share-based plans totaled approximately $350 million, $430 million and $330 million, respectively, and the tax benefit recognized was approximately $117 million, $142 million and $78 million, respectively. Compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2008, 2007 and 2006 was $11.42, $12.88 and $11.72, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	3.0%	4.5%	4.6%
Average life of options (years)	6.0	5.9	6.1
Volatility	24.0%	25.0%	28.0%
Dividend yield	2.6%	2.5%	2.7%

        The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option's expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on Abbott's stock and historical volatility of Abbott's stock over the expected life of the option. Dividend yield is based on the option's exercise price and annual dividend rate at the time of grant.

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (dollars in millions)

	2008	2007	2006
Various notes, due 2008	$—	$—	$1,095
3.5% Notes, due 2009	—	500	500
5.375% Notes, due 2009	—	500	500
1.51% Yen notes, due 2010	157	135	129
3.75% Notes, due 2011	500	500	500
5.6% Notes, due 2011	1,500	1,500	1,500
5.15% Notes, due 2012	1,000	1,000	—
1.95% Yen notes, due 2013	262	226	216
4.35% Notes, due 2014	500	500	500
5.875% Notes, due 2016	2,000	2,000	2,000
5.6% Notes, due 2017	1,500	1,500	—
6.15% Notes, due 2037	1,000	1,000	—
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	294	127	70

Total, net of current maturities	8,713	9,488	7,010
Current maturities of long-term debt	1,041	898	95

Total carrying amount	$9,754	$10,386	$7,105

        Principal payments required on long-term debt outstanding at December 31, 2008, are $1.0 billion in 2009, $160 million in 2010, $2.0 billion in 2011, $1.0 billion in 2012, $265 million in 2013 and $5.1 billion thereafter.

        At December 31, 2008, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.3 billion that support commercial paper borrowing arrangements of which a $2.3 billion facility expires in December 2009 and a $3.0 billion facility expires in 2012. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's access to short-term financing has not been affected by the recent credit market conditions. Abbott's weighted-average interest rate on short-term borrowings was 0.5% at December 31, 2008, 3.7% at December 31, 2007 and 5.0% at December 31, 2006.

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

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

        In order to expand Abbott's presence in the growing vascular market, Abbott acquired Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 for approximately $4.1 billion, in cash, in connection with Boston Scientific's acquisition of Guidant. In addition, Abbott agreed to pay to Boston Scientific $250 million each upon government approvals to market the Xience V drug-eluting stent in the U.S. and in Japan. In 2008, the FDA approved the marketing of Xience V and Abbott paid Boston Scientific $250 million, resulting in the recording of additional goodwill. Government approval in Japan is anticipated in late 2009 or early 2010 which will also result in the recording of additional goodwill. The allocation of the purchase price resulted in a charge of $665 million for acquired in-process research and development, intangible assets of $1.2 billion, goodwill (primarily deductible) of $1.7 billion and tangible net assets of $580 million. Acquired intangible assets are being amortized over 4 to 15 years. Deductible acquired in-process research and development was charged to income in 2006. The net tangible assets acquired consist primarily of property and equipment of approximately $530 million, trade accounts receivable of approximately $250 million and inventories of approximately $120 million, net of assumed liabilities, primarily trade accounts payable, litigation reserves and other liabilities.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In order to facilitate Boston Scientific's acquisition of Guidant, Abbott also acquired 64.6 million shares of Boston Scientific common stock directly from Boston Scientific and loaned $900 million to a wholly-owned subsidiary of Boston Scientific. The common stock was valued at $1.3 billion and the note receivable was valued at $829 million at the acquisition date. In connection with the acquisition of the shares, Boston Scientific was entitled to certain after-tax gains upon Abbott's sale of the shares. In addition, Boston Scientific agreed to reimburse Abbott for certain borrowing costs on debt incurred to acquire the Boston Scientific shares. Abbott recorded a net derivative financial instruments liability of $59 million for the gain-sharing derivative financial instrument liability and the interest derivative financial instrument asset. The effect of recording the shares, the loan to Boston Scientific and the derivative financial instruments at fair value on the date of acquisition resulted in the recording of additional goodwill of approximately $204 million. Changes in the fair value of the derivative financial instruments, net were recorded in Other (income) expense, net.

Note 12 — Goodwill and Intangible Assets

        In 2008, Abbott paid $250 million to Boston Scientific as a result of the FDA's approval to market the Xience V drug-eluting stent in the U.S., resulting in an increase in goodwill in the Vascular Products segment. In addition, the conclusion of the TAP Pharmaceuticals Products Inc. joint venture resulted in the recording of $350 million of goodwill related to the Pharmaceutical Products segment. Abbott recorded goodwill of $53 million and $3.7 billion in 2007 and 2006, respectively, related to acquisitions. Goodwill adjustments recorded in 2007 allocated to the Pharmaceutical Products segment amounted to $194 million and goodwill allocated to the Vascular Products segment amounted to $(141) million. Acquired goodwill allocated to the Pharmaceutical Products segment amounted to $1.6 billion in 2006 and goodwill allocated to the Vascular Products segment amounted to $1.7 billion in 2006. Foreign currency translation and other adjustments (decreased) increased goodwill in 2008, 2007 and 2006 by $(677) million, $627 million and $509 million, respectively. The amount of goodwill related to reportable segments at December 31, 2008 was $6.0 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $268 million for the Diagnostic Products segment, and $2.2 billion for the Vascular Products segment. Goodwill was reduced by approximately $64 million in connection with the sale of Abbott's spine business in 2008. There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

Note 12 — Goodwill and Intangible Assets (Continued)

        The gross amount of amortizable intangible assets, primarily product rights and technology was $9.4 billion, $9.0 billion and $9.0 billion as of December 31, 2008, 2007 and 2006, respectively, and accumulated amortization was $4.2 billion, $3.3 billion and $2.6 billion as of December 31, 2008, 2007 and 2006, respectively. The estimated annual amortization expense for intangible assets is approximately $780 million in 2009, $770 million in 2010, $760 million in 2011, $750 million in 2012 and $720 million in 2013. Intangible assets are amortized over 4 to 25 years (average 11 years).

Note 13 — Restructuring Plans

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. This plan will result in pretax charges of approximately $370 million over the next several years. These charges include employee-related costs of approximately $110 million, accelerated depreciation of approximately $75 million, and other related exit costs of approximately $185 million, mainly related to product transfers. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $16 million were recorded in 2008 relating to this restructuring, primarily for accelerated depreciation. The remainder of the charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008
2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31	$110

        In 2008, 2007 and 2006, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2008, 2007 and 2006, Abbott recorded charges of approximately $36 million, $107 million and $210 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94 million and $181 million in 2007 and 2006, respectively, is classified as cost of products sold, $3 million and $29 million in 2007 and 2006, respectively, as research and development and $36 million and $10 million in 2008 and 2007, respectively, as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $81 million, $90 million and $70 million were subsequently recorded in 2008, 2007 and 2006, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc., which resulted in an increase to goodwill of approximately $52 million. Abbott expects to incur up to an additional $21 million in future periods for these restructuring plans, primarily for

Note 13 — Restructuring Plans (Continued)

accelerated depreciation. The following summarizes the activity for these restructurings: (dollars in millions)

	Employee- Related and Other	Asset Impairments	Total
Accrued balance at January 1, 2006	$155	$—	$155
2006 restructuring charges	117	93	210
Payments, impairments and other adjustments	(79)	(93)	(172)

Accrued balance at December 31, 2006	193	—	193
2007 restructuring charges	121	38	159
Payments, impairments and other adjustments	(120)	(38)	(158)

Accrued balance at December 31, 2007	194	—	194
2008 restructuring charges	36	—	36
Payments and other adjustments	(125)	—	(125)

Accrued balance at December 31, 2008	$105	$—	$105

Note 14 — Subsequent Event — Business Combination

        In January 2009, Abbott announced an agreement to acquire Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions, for approximately $2.8 billion, in cash and debt, to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts. The transaction is expected to close in the first quarter of 2009. AMO's sales are more than $1 billion per year.

Note 15 — Quarterly Results (Unaudited)

(dollars in millions except per share data)

	2008	2007	2006
First Quarter
Net Sales	$6,765.6	$5,945.5	$5,183.5
Gross Profit	3,804.5	3,353.5	3,013.8
Net Earnings	937.9	697.6	865.0
Basic Earnings Per Common Share (a)	.61	.45	.57
Diluted Earnings Per Common Share (b)	.60	.45	.56
Market Price Per Share-High	61.09	57.26	45.58
Market Price Per Share-Low	50.09	48.75	39.18
Second Quarter
Net Sales	$7,314.0	$6,370.6	$5,501.1
Gross Profit	4,194.4	3,566.3	3,112.5
Net Earnings (c)	1,322.0	988.7	612.2
Basic Earnings Per Common Share (a) (c)	.86	.64	.40
Diluted Earnings Per Common Share (b) (c)	.85	.63	.40
Market Price Per Share-High	57.04	59.50	43.61
Market Price Per Share-Low	50.09	52.80	40.55
Third Quarter
Net Sales	$7,497.7	$6,376.7	$5,573.8
Gross Profit	4,144.8	3,512.7	3,182.5
Net Earnings	1,084.6	717.0	715.8
Basic Earnings Per Common Share (a)	.70	.46	.47
Diluted Earnings Per Common Share (b)	.69	.46	.46
Market Price Per Share-High	60.78	56.91	49.87
Market Price Per Share-Low	52.63	49.58	43.25
Fourth Quarter
Net Sales	$7,950.3	$7,221.4	$6,218.0
Gross Profit	4,771.9	4,059.7	3,352.4
Net Earnings (Loss) (d)	1,536.2	1,203.0	(476.2)
Basic Earnings (Loss) Per Common Share (a) (d)	.99	.78	(.31)
Diluted Earnings (Loss) Per Common Share (b) (d)	.98	.77	(.31)
Market Price Per Share-High	59.93	59.48	49.10
Market Price Per Share-Low	45.75	50.51	45.41
(a)
The sum of the quarters' basic earnings per share for 2007 and 2006 does not add to the full year earnings per share amount due to rounding.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2008, the company's internal control over financial reporting was effective based on those criteria.

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

February 19, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2008, 2007, and 2006, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008, 2007, and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1, 2, and 4 to the consolidated financial statements, the Company changed its method of accounting for fair value measurements to adopt Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, and adopted the fair value option under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for certain investments in 2007, and the Company changed its method of accounting for pension and other post employment benefits to adopt SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2008 and our report dated February 19, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2009

TAP Pharmaceutical Products Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income
(dollars in thousands)

	Four Months Ended April 30, 2008	Year Ended December 31 2007	Year Ended December 31 2006
Net Sales	$853,093	$3,001,738	$3,362,672
Proceeds from Patent Settlement	—	147,925	—
Cost of Sales	228,747	719,976	835,834
Selling, General and Administrative	214,104	708,054	769,036
Research and Development	54,381	161,013	245,476

Income from Operations	355,861	1,560,620	1,512,326
Interest Income	1,503	5,143	13,520
Other Expense, net	(1,263)	(1,275)	(2,033)

Income Before Taxes	356,101	1,564,488	1,523,813
Provision for Income Taxes	118,107	568,458	572,192

Net Income	237,994	996,030	951,621
Other Comprehensive Income:
Net unrealized (losses) gains on investment and forward contracts, net of tax	(2,173)	1,842	13,145
Net unrealized actuarial gains and prior service credits, net of tax	1,935	—	—

Comprehensive Income	$237,756	$997,872	$964,766

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(dollars in thousands)

	Four Months Ended April 30, 2008	Year Ended December 31 2007	Year Ended December 31 2006
Cash Flows From Operating Activities:
Net income	$237,994	$996,030	$951,621
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,678	17,668	18,317
Loss on disposal of fixed assets	3,374	—	—
Loss on investment	1,319	—	—
Deferred income taxes	20,487	(4,772)	(44,510)
Changes in assets and liabilities:
Accounts receivable	209,557	12,890	21,069
Inventories	(50,109)	62,237	24,860
Income tax receivable	(32,290)	(13,886)	(110,897)
Prepaid expenses and other assets	16,860	(8,874)	2,728
Trade accounts payable and accrued liabilities	(3,602)	(59,375)	(80,092)
Accrued rebates	3,088	38,340	(181,835)
Accrued compensation and benefits	(89,278)	46,330	136.474

Net Cash From Operating Activities	323,078	1,086,588	737,735

Cash Flows (Used In) From Investing Activities:
Proceeds from maturities of investments	5,500	448,425	148,755
Purchases of investments	(71,575)	(370,880)	—
Capital expenditures	(1,658)	(8,493)	(5,366)
Reclassification from Cash and Cash Equivalents to Investments	(59,617)	—	—

Net Cash (Used In) From Investing Activities	(127,350)	69,052	143,389

Cash Flows (Used in) Financing Activities:
Dividends paid	—	(1,004,712)	(974,400)
Payments under capital lease obligations	(1,959)	(7,228)	(1,085)

Net Cash (Used in) Financing Activities	(1,959)	(1,011,940)	(975,485)

Net Increase (Decrease) in Cash and Cash Equivalents	193,769	143,700	(94,361)
Cash and Cash Equivalents — Beginning of Period	209,860	66,160	160,521

Cash and Cash Equivalents — End of Period	$403,629	$209,860	$66,160

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for income taxes	$157,655	$577,228	$754,252

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share amount)

	April 30 2008	December 31 2007
Assets
Current Assets:
Cash and cash equivalents	$403,629	$209,860
Short-term investments	52,468	3,100
Accounts receivable, net of allowances: 2008 — $43,707; 2007 — $57,953	219,010	605,205
Receivable from Abbott	174,661	—
Receivable from Takeda and subsidiaries	26,911	24,934
Inventories	123,252	73,143
Income tax receivable	106,287	76,785
Deferred income taxes	53,343	70,744
Prepaid expenses and other assets	20,178	37,659

Total Current Assets	1,179,739	1,101,430
Property and Equipment, net	90,852	96,715
Other Assets, net	39,800	40,949
Income Tax Receivable	50,786	47,998
Long-Term Investments	71,234	—
Deferred Income Taxes	64,339	67,136

	$1,496,750	$1,354,228

Liabilities and Shareholders' Equity
Current Liabilities:
Trade accounts payable	$21,655	$20,159
Accrued compensation and benefits	114,359	178,888
Accrued liabilities	38,923	49,228
Payable to Takeda and subsidiaries	130,399	54,499
Payable to Abbott	—	80,299
Accrued rebates	534,277	531,189
Income taxes payable	1,550	—

Total Current Liabilities	841,163	914,262
Other Liabilities, including post-employment medical and dental benefits	66,042	67,655
Income Taxes Payable	34,221	54,743

Total Liabilities	941,426	1,036,660

Commitments and Contingencies
Shareholders' Equity:
Common stock, no par value — authorized, issued and outstanding, 200 shares	39,500	39,500
Additional paid-in capital	6,449	6,449
Accumulated other comprehensive income	65	303
Retained earnings	509,310	271,316

Total Shareholders' Equity	555,324	317,568

	$1,496,750	$1,354,228

See notes to consolidated financial statements.

TAP Pharmaceutical Products Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity
Four Months Ended April 30, 2008 and
Years Ended December 31, 2007 and 2006
(dollars in thousands, except share amounts)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, January 1, 2006	200	$39,500	$6,449	$(14,704)	$302,777	$334,022
Net income	—	—	—	—	951,621	951,621
Net unrealized gain on investment and forward contracts, net of taxes of $(7,924)	—	—	—	13,145	—	13,145
Dividends	—	—	—	—	(974,400)	(974,400)

Balance, December 31, 2006	200	39,500	6,449	(1,559)	279,998	324,388
Net income	—	—	—	—	996,030	996,030
Net unrealized gain on investment and forward contracts, net of taxes of $(1,049)	—	—	—	1,842	—	1,842
Dividends	—	—	—	—	(1,004,712)	(1,004,712)

Balance, December 31, 2007, before adoption of new accounting standard	200	39,500	6,449	283	271,316	317,548
Adjustment to recognize net actuarial gain and prior service credits as a component of accumulated comprehensive income, net of taxes of $(12)	—	—	—	20	—	20

Balance, December 31, 2007	200	39,500	6,449	303	271,316	317,568
Net income	—	—	—	—	237,994	237,994
Net unrealized loss on investment and forward contracts, net of taxes of $1,246	—	—	—	(2,173)	—	(2,173)
Net unrealized actuarial gain and prior service credits, net of taxes of $(958)	—	—	—	1,935	—	1,935

Balance, April 30, 2008	200	$39,500	$6,449	$65	$509,310	$555,324

See notes to consolidated financial statements.

 TAP Pharmaceutical Products Inc. and Subsidiaries

Notes to Consolidated Financial Statements
Four Months Ended April 30, 2008
Years Ended December 31, 2007 and 2006
(dollars in thousands)

Note 1. Dissolution of the TAP Joint Venture

        Abbott Laboratories (Abbott) and Takeda Pharmaceutical Company, Ltd., a Japanese corporation (Takeda), ended their TAP Pharmaceutical Products Inc. and subsidiaries (TAP) joint venture as of the close of business on April 30, 2008, evenly splitting the value of the assets and liabilities of the joint venture. The Internal Revenue Service has issued a private letter ruling that the transaction qualifies as tax-free for U.S. income tax purposes. Under the terms of the agreement, Abbott receives rights to the Lupron business, including the commercial organization supporting that franchise, and will receive payments based on TAP's other current and certain future products. Takeda receives the rights to the product Prevacid, all the remaining TAP commercial and support organizations, and the rights to TAP's products in development.

        Under the terms of the agreement, TAP will contribute to Lake Products Inc. (Lake Products) assets related primarily to Lupron and specified other pharmaceutical products (not including Prevacid), certain other assets and TAP personnel primarily associated with Lupron, and Lake Products will assume certain related liabilities. At closing, Abbott will exchange its 50 percent ownership interest in TAP for 100 percent ownership of Lake Products, which will then become a wholly-owned subsidiary of Abbott.

        Effective May 1, 2008, TAP became a wholly-owned subsidiary of Takeda America Holdings, Inc. Subsequently, Takeda merged TAP into two other Takeda entities.

        The financial statements do not include any adjustments that might result from the outcome of this dissolution.

Note 2. Description of the Business

        TAP is a Delaware corporation owned equally by Abbott, an Illinois corporation, and Takeda America Holdings, Inc., a wholly owned subsidiary of Takeda. TAP is headquartered in Lake Forest, Illinois and has approximately 2,900 employees. Under an agreement between Abbott and Takeda, TAP develops, markets and sells human pharmaceutical products in the United States, Puerto Rico, and Canada. TAP operates as one business segment with sales primarily in the United States. As discussed in Note 1 and Note 11, Abbott and Takeda dissolved the TAP joint venture as of the close of business April 30, 2008.

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

        TAP's products are generally sold directly to physicians, retailers, wholesalers, health care facilities, and government agencies. In most cases, they are distributed from Abbott-owned distribution centers. Primary marketing efforts are directed toward securing the prescription of TAP's brand of products by

Note 2. Description of the Business (Continued)

physicians. Managed care purchasers (for example, health maintenance organizations and pharmacy benefit managers) are increasingly important customers.

        TAP's products are supplied by its owners, principally Takeda. A disruption in the supply of these products could adversely impact the operating results of TAP. Sales of TAP's primary products are as follows:

	2008	2007	2006
Prevacid	$649,303	$2,275,293	$2,599,886
Lupron	182,042	645,450	662,374

        In 2007, TAP received a total of $147,925 to resolve litigation relating to alleged infringement of a Lupron Depot patent. In 2006, TAP recognized revenue for milestone payments related to the 2005 license of the Prevacid trademark, certain patents and technical information to a third party for the over-the-counter sale of Prevacid in the United States.

        Accounts receivable potentially subject TAP to concentrations of credit risk. TAP sells primarily to wholesale distributors and a majority of TAP's accounts receivable are derived from sales to wholesale distributors. Three U.S. wholesale distributors accounted for more than 10% of TAP's gross sales as follows:

	2008	2007	2006
Wholesale distributor A	32%	29%	28%
Wholesale distributor B	21%	17%	18%
Wholesale distributor C	21%	24%	28%

        TAP has no material exposures to off-balance sheet arrangements; nor special purpose entities; nor activities that include non-exchange-traded contracts accounted for at fair value, except for the equity swap agreements that hedge market price exposure for employee stock options as described in Note 7.

Note 3. Summary of Significant Accounting Policies

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

        CASH AND CASH EQUIVALENTS — Cash equivalents include time deposits, certificates of deposit, commercial paper, money market funds and other short-term investments in governmental agency debt securities with original maturities of three months or less, or which are contractually convertible to cash in three months or less. Certain money market funds have been classified as investments as of April 30, 2008 due to liquidity issues, as described further in Note 5.

        INVESTMENT SECURITIES — Investments in debt and equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income. TAP monitors equity investments for other than temporary declines in fair value and charges impairment losses to income when an other than temporary

Note 3. Summary of Significant Accounting Policies (Continued)

decline in estimated value occurs. Income relating to debt securities is reported as interest income. Certain debt securities have been classified as long-term investments as of April 30, 2008 due to liquidity issues.

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and packaging costs. Inventories consist of the following:

	4/30/2008	12/31/2007
Finished goods	$58,957	$28,032
Work-in-process	64,295	45,111

Total inventories	$123,252	$73,143

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

        ADVERTISING AND PROMOTION EXPENSE — All advertising and promotion costs are expensed as Selling, general and administrative expenses when incurred. Total advertising and promotion expense incurred was $38,735, $126,482 and $186,052 for the four months ended April 2008, and years ended 2007 and 2006, respectively.

        INCOME TAXES — Deferred income taxes are recognized for the tax consequences of temporary differences by applying statutory tax rates applicable to future years to differences between the financial statement carrying amount and the tax basis of assets and liabilities.

        RECENT ACCOUNTING PRONOUNCEMENTS — As of January 1, 2008, TAP adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements and FASB Statement

Note 3. Summary of Significant Accounting Policies (Continued)

No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. These standards provide guidance for using fair value to measure assets and liabilities. The effect of the adoption of these standards is summarized in Note 5.

Note 4. Property and Equipment and Lease Obligations

        Property and equipment consists of the following:

	4/30/2008	12/31/2007
Land and land improvements	$14,215	$14,167
Building	17,884	17,884
Furniture and fixtures	41,816	41,442
Computer hardware and software	41,240	48,885
Automobiles under capital leases	41,949	42,393
Other	2,649	7,332

Property and equipment	159,753	172,103
Less accumulated depreciation and amortization	(68,901)	(75,388)

Property and equipment, net	$90,852	$96,715

        TAP leases certain administrative and regional sales offices, equipment, and automobiles under non-cancelable leases which expire at various dates through 2013. Operating lease expense totaled $1,810 for the four months ended April 30, 2008, and $4,939 and $4,688 for the years ended December 31, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable operating and capital leases as of April 30, 2008 consist of the following:

May 1, 2008 to April 30, 2009	$12,743
May 1, 2009 to April 30, 2010	11,533
May 1, 2010 to April 30, 2011	10,625
May 1, 2011 to April 30, 2012	9,113
Thereafter	8,009

Total	$52,023

Note 5. Financial Instruments, Derivatives and Fair Value Measures

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

        The effective portion of the changes in value of the forward contracts is recorded in Accumulated other comprehensive income, and is subsequently recognized in earnings in the same period the hedged forecasted transactions affect earnings. Any cash flow hedge ineffectiveness is reported in earnings in the current period.

        TAP did not have any outstanding foreign exchange forward contracts at April 30, 2008. TAP had outstanding foreign exchange forward contracts with a notional value of $16,349 and fair value of $131 at

Note 5. Financial Instruments, Derivatives and Fair Value Measures (Continued)

December 31, 2007. The fair value adjustments of these contracts are recorded as prepaid expenses as of December 31, 2007. During 2008, 2007 and 2006 cash flow hedge ineffectiveness was not material.

        The following table summarizes the bases used to measure certain assets at fair value on a recurring basis in the balance sheet:

	Balance at April 30, 2008	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Short-Term Investment, Strategic Cash Portfolio	$52,468	$52,468	$—
Long-Term Investment, Auction Rate Certificates	65,404	—	65,404
Long-Term Investment, Strategic Cash Portfolio	5,830	5,830	—

Total	$123,702	$58,298	$65,404

        The following table summarizes the activity in 2008 relating to fair value measurements using Significant Unobservable Inputs:

Auction Rate Certificates
Balance, January 1, 2008	$3,100
Purchases	71,575
Sales	(5,500)
Total unrealized losses included in Accumulated other comprehensive income	(3,771)

Balance, April 30, 2008	$65,404

        The auctions for the auction rate certificates have failed since February 2008, resulting in market illiquidity and interest adjusted to the maximum contractual rates. Accordingly, the certificates have been reclassified to long-term assets. While the certificates are paying interest at the maximum contractual rate, the market value no longer approximates par value. Consequently, the fair value of these certificates has been estimated using the broker valuation model and an unrealized loss has been recorded in other comprehensive income.

        Prior to 2008, the Strategic Cash Portfolio was a fixed asset valuation (amortized cost) fund that provided daily liquidity. Due to unprecedented conditions in the short term credit markets, the fund closed to new subscription or redemption requests and changed to a fluctuating asset valuation (market value). The underlying securities are valued on a daily basis by an independent third party, and the total value is divided by the total number of shares outstanding to determine the daily Net Asset Value (NAV). The fair value of the fund has been estimated using the month ending NAV and a loss has been recorded in earnings for other than temporary declines in estimated value.

Note 6. Employee Benefit Plans

        TAP employees participate in various Abbott employee benefit plans, including the Abbott Laboratories Annuity Retirement Plan, the Abbott Laboratories Stock Retirement Plan, and the Abbott Laboratories Incentive Stock Program (see Note 7 for further details). TAP is billed for its share of the costs of these plans. TAP's share of the employer contribution to the Abbott Laboratories Annuity Retirement Plan is generally allocated based on TAP's proportionate share of the total compensation expense of all participants in the plan. TAP made contributions to the plan of $16,000 in 2007 and 2006. TAP's contribution to the Abbott Laboratories Stock Retirement Plan is based on participating employee contributions. TAP's contributions for the four months ended April 30, 2008 and years ended December 31, 2007 and 2006 were $4,958, $14,093 and $12,989, respectively.

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

		2008	2007
Change in benefit obligations:
Projected benefit obligations, January 1		$33,133	$34,978
Service cost		985	3,974
Interest cost		704	2,257
Actuarial gain		(2,980)	(7,251)
Benefits paid		(100)	(825)

Projected benefit obligations, April 30, 2008 and December 31, 2007		$31,742	$33,133

Short-term liabilities		$(534)	$(517)
Long-term liabilities		(31,208)	(32,616)

Total		$(31,742)	$(33,133)

Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Actuarial losses, net		$3,683	$6,710
Prior service credits		(6,608)	(6,742)

Total		$(2,925)	$(32)

	2008	2007	2006
Service cost	$985	$3,974	$3,222
Interest cost	704	2,257	1,658
Amortization of actuarial losses	46	786	542
Amortization of prior service credits	(134)	(401)	(401)

Net cost	$1,601	$6,616	$5,021

        The discount rates used to determine benefit obligations for medical and dental plans were 6.84 percent, 6.65 percent and 5.90 percent in 2008, 2007 and 2006, respectively. The discount rates used to determine net cost for medical and dental plans were 6.65 percent, 5.90 percent and 5.75 percent in 2008, 2007 and 2006, respectively.

Note 6. Employee Benefit Plans (Continued)

        The assumed health care cost trend rates for medical and dental plans were as follows:

	2008	2007	2006
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2012	2012	2012

        A one-percentage point increase (decrease) in the assumed health care trend rate would increase (decrease) the accumulated post-employment benefit obligations as of April 30, 2008 by approximately $6,809 and $(5,236), respectively, and the total of the service and interest cost components of net post-employment benefit cost for the four months then ended by approximately $416 and $(315), respectively.

        Total benefit payments expected to be paid to participants from company assets for post-employment medical and dental benefits are as follows:

May 1, 2008 to April 30, 2009	$534
May 1, 2009 to April 30, 2010	624
May 1, 2010 to April 30, 2011	725
May 1, 2011 to April 30, 2012	845
May 1, 2012 to April 30, 2013	946
May 1, 2013 to April 30, 2018	7,024

Note 7. Incentive Stock Program

        Certain employees of TAP are granted options to purchase Abbott common stock under the 1996 Abbott Incentive Stock Program. Stock options and replacement stock options granted to TAP employees are currently outstanding under this program. The purchase price of shares under option must be at least equal to the fair market value of the Abbott common stock on the date of grant, and the maximum term of an option is 10 years. Options granted vest equally over three years except for replacement options, which generally vest in six months and have a life equal to the remaining life of the replaced option. In addition, certain employees of TAP are granted restricted stock units in Abbott stock. Restricted stock units granted vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. Upon a change in control of Abbott, all outstanding stock options and restricted stock units become fully exercisable.

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

        TAP's liability for options and restricted stock units granted was $71,136 and $92,108 at April 30, 2008 and December 31, 2007, respectively. Changes in the fair value of these options are recorded as Selling, general and administrative expense. The weighted average fair value of an option granted in 2008, 2007

Note 7. Incentive Stock Program (Continued)

and 2006 was $11.65, $14.02 and $11.83, respectively. The fair value of an option at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	2.8%	4.9%	4.7%
Expected life of options (years)	6.1	6.1	5.3
Volatility	24.9%	25.1%	26.7%
Dividend yield	2.5%	2.2%	2.8%

        The fair value of an option as of April 30, 2008 and December 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Risk-free interest rate	3.2%	3.5%	4.5%
Expected life of options (years)	5.9	5.2	4.5
Volatility	25.0%	24.3%	25.0%
Dividend yield	2.7%	2.3%	2.4%

        The risk-free interest rate is based on the rates available at the measurement date for U.S. government treasury STRIPS with a remaining term equal to the option's expected life. The expected life of an option granted in 2008, 2007, and 2006 is based on both historical and projected exercise and lapsing data. Prior to 2006, the expected life of an option granted was based on historical experience. Expected volatility is based on historical volatility over a period prior to the measurement date equal to the option's expected life. Dividend yield is based on the option's exercise price and annual dividend rate at the time of grant.

        The following summarizes stock option activity for 2008:

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2007	8,485,709	$47.19	6.6	5,644,970	$46.19	5.6

Granted	150,662	56.42
Exercised	(362,364)	43.70
Lapsed	(49,520)	51.12

April 30, 2008	8,224,487	$47.49	6.4	6,671,149	$46.76	5.8

        The aggregate intrinsic value of options outstanding and exercisable at April 30, 2008 was $43,240 and $39,940, respectively. The total intrinsic value of options exercised was $3,281 and $33,705 and $8,500 in 2008, 2007 and 2006, respectively. The total unrecognized compensation cost related to all share-based compensation plans at April 30, 2008 amounted to approximately $9,624 which is expected to be recognized over the next three years.

        As of April 30, 2008 and December 31, 2007, TAP has recorded a liability for exercised options of $266 and $25,990, respectively, as a payable to Abbott. TAP also has recorded a liability for options issued before the adoption of Emerging Issues Task Force Issue No. 2-08, Accounting for Options Granted to Employees in Unrestricted, Publicly Traded Shares of an Unrelated Entity, for the difference between the market value and strike price of vested yet unexercised options of $11,926 and $20,838 as of April 30, 2008

Note 7. Incentive Stock Program (Continued)

and December 31, 2007, respectively. Total expense (income) related to the Abbott Incentive Stock Program of $(21,825), $59,549 and $49,489 was recorded as Selling, general and administrative expense in 2008, 2007 and 2006, respectively. The amount of income tax benefit realized from stock options exercised in 2008, 2007 and 2006, amounted to $1,327, $7,654 and $2,236, respectively.

        The number of restricted stock units outstanding and the weighted-average grant date fair value at April 30, 2008 and December 31, 2007 was 26,588 and $49.66 and 43,791 and $49.17, respectively. There were no restricted stock units granted during the four months ended April 30, 2008. The number of restricted stock units and the weighted-average grant-date fair value that vested during the four months ending April 30, 2008 were 17,203 and $48.42, respectively. There were no restricted stock units that lapsed during the four months ending April 30, 2008. The fair value of restricted stock units that vested in the first four months ending April 30, 2008 was $956.

        Due to the significant impact of fluctuations in the market price of Abbott common stock on the amount of recorded compensation expense of options issued under the Abbott Incentive Stock Program, TAP entered into an ISDA Master Agreement (Master Agreement), dated September 29, 2000, which allows TAP to enter into equity swap transactions to hedge this market price exposure. Each equity swap transaction guarantees a return equal to the actual return on a specified number of shares of Abbott common stock and, as such, effectively acts as a hedge of the Abbott Incentive Stock Program. From time to time, TAP enters into equity swap transactions under the Master Agreement. Each transaction has a term of one to three years and requires quarterly cash settlement resulting in all gains and losses being realized and recorded in the statements of income. Each transaction requires on-going quarterly interest payments based on the equity notional amount, or the fair value of Abbott common stock shares swapped under each transaction at the date of the swap at a rate of LIBOR plus 114 basis points or 100 basis points for transactions prior to October 2003. This agreement ended on April 2, 2008. Each equity swap transaction is recorded at fair value. The fair value of equity swaps was $(10,593) as of December 31, 2007, and is recorded as Accrued liabilities in the balance sheet for December 31, 2007. For 2008, 2007 and 2006, TAP recorded as Selling, general and administrative expenses $6,855, $(39,674) and $(47,554), respectively, of (gain) loss related to the equity swap investments.

Note 8. Income Taxes

        Taxes on earnings reflect the estimated annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        TAP's U.S. income tax liabilities for years 2001 and 2006 are subject to final determination by the Internal Revenue Service (IRS). The IRS has challenged the deductibility of an item in TAP's 2001 tax return. Management believes its deduction is proper and expects the ultimate resolution will not have a material impact on TAP's financial position or results of operations. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.

Note 8. Income Taxes (Continued)

        The provision for income taxes includes the following components:

	4/30/2008	12/31/2007	12/31/2006
Current:
U.S. Federal	$98,439	$549,950	$593,729
State	(1,278)	23,280	30,906

Total current	97,161	573,230	624,635

Deferred:
U.S. Federal	20,486	(6,868)	(49,375)
State	460	2,096	(3,068)

Total deferred	20,946	(4,772)	(52,443)

Total	$118,107	$568,458	$572,192

        Differences between the effective tax rate and the U.S. statutory tax rate were as follows:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.2)	1.1	1.2
Other	(1.6)	0.2	1.4

Effective tax rate	33.2%	36.3%	37.6%

        As of April 30, 2008 and December 31, 2007, total deferred tax assets were $124,764 and $147,566, respectively, and total deferred tax liabilities were $7,082 and $9,686, respectively. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

	4/30/2008	12/31/2007
Accounts receivable allowances and inventory reserves	$12,253	$17,503
Accrued rebates	26,352	23,734
Accrued compensation and benefits	34,922	41,485
Other, primarily accrued legal expenses, state and local taxes, and prepaid royalties not currently deductible	44,155	55,158

Total	117,682	137,880
Less current portion	(53,343)	(70,744)

Long-term net deferred tax assets	$64,339	$67,136

        On January 1, 2007, TAP adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No 109. Under this Interpretation, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Adoption of this Interpretation did not have

Note 8. Income Taxes (Continued)

a material impact on TAP's financial position. The following summarizes the activity for the unrecognized tax benefits:

Balance — December 31, 2007	$111,750
Increase due to prior year tax positions	4,313
Decrease due to prior year tax positions	(5,079)
Increase due to current tax positions	2,911
Settlements	(17,300)
Lapse of statute of limitations	(3,157)

Balance — April 30, 2008	$93,438

        The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $53,000. Due to the inherent uncertainties in tax audits, TAP is unable to estimate the range of reasonably possible change in its unrecognized tax benefits, if any, within the next twelve months. Reserves for interest and penalties are not significant.

Note 9. Litigation and Related Matters

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

        TAP purchases all Lupron and Prevacid unpackaged finished goods inventories from Takeda and subsidiaries. Purchases are contracted at fixed Yen-denominated prices. The amount paid to Takeda and subsidiaries for purchases of these inventories for the four months ending April 30, 2008, and years ended December 31, 2007 and 2006, totaled $209,205, $488,160 and $609,436, respectively. TAP has royalty agreements with Takeda and subsidiaries for sales of Lupron and Prevacid. For the four months ending April 30, 2008, and years ended December 31, 2007, and 2006, TAP recorded royalty expense of $48,042, $163,572 and $179,770, respectively. Beginning in 2007, TAP co-promotes certain Takeda and subsidiaries' products. TAP recognized co-promotion revenue relating to this agreement of $21,748 for the four months ending April 30, 2008 and $79,422 for the year ended December 31, 2007.

Note 10. Related-Party Transactions (Continued)

        TAP pays Abbott for services related to packaging and warehousing, research and development and administrative functions. Amounts incurred for these services totaled $17,488, $53,967 and $60,425 for the four months ending April 30, 2008, and years ended December 31, 2007 and 2006, respectively. In addition, Abbott purchased, for international markets, TAP's products for $34,695, $93,437 and $84,515 for the four months ending April 30, 2008, and for the years ended December 31, 2007 and 2006, respectively.

Note 11. Subsequent Event

        Subsequent to April 30, 2008, the estimate of exposure relating to the item in dispute with the IRS from the 2001 tax return (see Note 8) was increased by $22,000 as a result of negotiations with the IRS. Under the terms of the tax sharing agreement between Takeda and Abbott, this amount will be split evenly between the two shareholders upon final settlement with the IRS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
TAP Pharmaceutical Products, Inc.:

We have audited the accompanying consolidated balance sheets of TAP Pharmaceutical Products, Inc. and subsidiaries (the "Company") as of April 30, 2008, and December 31, 2007, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the four months ended April 30, 2008, and the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TAP Pharmaceutical Products, Inc. and subsidiaries as of April 30, 2008 and December 31, 2007, and the results of their operations and their cash flows for the four months ended April 30, 2008, and the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1, the TAP joint venture was dissolved as of the close of business April 30, 2008. As part of the dissolution, Abbott Laboratories receives the rights to the Lupron business and Takeda Pharmaceutical Company, Ltd. receives the rights to the Prevacid business. The TAP businesses will continue under the management of either Abbott or Takeda. Effective May 1, 2008, TAP became a wholly owned subsidiary of Takeda America Holdings, Inc. Subsequently, Takeda merged TAP into two other Takeda entities. The financial statements do not include any adjustments that might result from the outcome of this dissolution.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 27, 2008

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

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2008, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Nominees for Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2009 Abbott Laboratories Proxy Statement. The 2009 Proxy Statement will be filed on or about March 13, 2009. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 19 through 22 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2009 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2009 Proxy Statement will be filed on or about March 13, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  (a)
  Equity Compensation Plan Information.    The material to be included in the 2009 Proxy Statement under the heading "Equity Compensation Plan Information" is incorporated herein by reference. The 2009 Proxy Statement will be filed on or about March 13, 2009.

  (b)
  Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2009 Proxy Statement. The 2009 Proxy Statement will be filed on or about March 13, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2009 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2009 Proxy Statement will be filed on or about March 13, 2009.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2009 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2009 Proxy Statement will be filed on or about March 13, 2009.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this Form 10-K.

  (1)
  Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 43 hereof, for a list of financial statements.

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
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
TAP Pharmaceutical Products Inc. Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	100
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	101
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 102 through 107 of this Form 10-K.

(b)   Exhibits filed (see Exhibit Index on pages 102 through 107).

(c)   Financial Statement Schedules filed (pages 98 and 100).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 20, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 20, 2009 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories
/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ WILLIAM M. DALEY William M. Daley Director of Abbott Laboratories
/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories

/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ BOONE POWELL JR. Boone Powell Jr. Director of Abbott Laboratories	/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D. Director of Abbott Laboratories
/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories	/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories
/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories	/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands of dollars)

Allowances for Doubtful Accounts	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off Net of Recoveries	Balance at End of Year
2008	$258,288	$20,057	$(14,713)	$263,632
2007	215,443	70,893	(28,048)	258,288
2006	203,683	30,365	(18,605)	215,443

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2008, 2007, and 2006, and for the years then ended, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 19, 2009, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of new accounting standards in 2007 and 2006; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2009

 TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE FOUR MONTHS ENDED APRIL 30, 2008, AND THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(in thousands of dollars)

Allowances for Doubtful Accounts and Sales Deductions	Balance at Beginning of Period	Provisions/ Charges to Income(a)	Amounts Charged Off Net of Recoveries	Balance at End of Period
2008	$57,953	$31,695	$(45,941)	$43,707
2007	54,141	142,035	(138,223)	57,953
2006	57,447	159,360	(162,666)	54,141
(a)
Represents provisions related to allowances for doubtful accounts and net change in the allowances for sales deductions.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of TAP Pharmaceutical Products Inc.

        We have audited the consolidated financial statements of TAP Pharmaceutical Products Inc. and subsidiaries (the "Company") as of April 30, 2008, and December 31, 2007 and 2006, and for the four months ended April 30, 2008, and the years ended December 31, 2007 and 2006, and have issued our report thereon dated August 27, 2008; such consolidated financial statements and report are included in this Annual Report on Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 27, 2008

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2008

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
2.1

*Contribution and Exchange Agreement by and among Abbott Laboratories, Takeda Pharmaceutical Company Limited, Takeda America Holdings,  Inc., TAP Pharmaceutical Products Inc., Lake Products Inc. and Takeda Pharmaceuticals LLC, dated as of March 19, 2008, filed as Exhibit 2.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

2.2

*Agreement and Plan of Merger, dated as of January 11, 2009, by and among Abbott Laboratories, Rainforest Acquisition Inc. and Advanced Medical Optics, Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated January 11, 2009.

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*Corporate By-Laws, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated October 10, 2008.
4.1	Abbott Laboratories Deferred Compensation Plan, as amended effective January 1, 2008.
4.2

*Indenture dated as of February 9, 2001, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, successor to Bank One Trust Company, N.A.) (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Registration Statement on Form S-3 dated February 12, 2001.

4.3

*Supplemental Indenture dated as of February 27, 2006, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), filed as Exhibit 4.2 to the Abbott Laboratories Registration Statement on Form S-3 dated February 28, 2006.

4.4	*Form of 3.5% Note, filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.5	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes, filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.6	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes, filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.7	*Form of 3.75% Note, filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.8	*Form of 4.35% Note, filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
4.9	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.10	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.11	*Form of 5.375% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.12	*Form of 5.600% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.13	*Form of 5.875% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.14	*Actions of the Authorized Officers with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.15	*Officers' Certificate and Company Order with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 4.25 to the 2006 Abbott Laboratories Report on Form 10-K.
4.16

*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.17	*Form of $1,000,000,000 5.150% Note due 2012, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.18	*Form of $1,500,000,000 5.600% Note due 2017, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.19	*Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated effective January 1, 2008.**
10.3	Abbott Laboratories Supplemental Pension Plan, as amended and restated effective January 1, 2008.**
10.4	The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated effective January 1, 2008.**
10.5	Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated effective as of January 1, 2008.**

10-K Exhibit Table Item No.
10.6

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.7	1998 Abbott Laboratories Performance Incentive Plan, as amended effective January 1, 2008.**
10.8	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated effective January 1, 2008.**
10.9	The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated effective January 1, 2008.**
10.10

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.11

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.12

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.13

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.14

*Form of Employee Stock Option Agreement for a Replacement Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.15

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.16

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.17

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.18

*Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**

10-K Exhibit Table Item No.
10.19

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.20

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.21

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.22

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.23

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.24

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.25

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.26

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.27

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.28

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.29

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10-K Exhibit Table Item No.
10.30

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.49 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.31

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.50 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.32

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.52 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.33

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.57 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.34

Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Messrs. White and Freyman) identified in Abbott's Proxy Statement for the 2008 Annual Meeting of Shareholders.**

10.35	Base Salary of Named Executive Officers.**
10.36	*Transaction Agreement between Boston Scientific Corporation and Abbott Laboratories, dated as of January 8, 2006, filed as Exhibit 10.28 to the 2005 Abbott Laboratories Annual Report on Form 10-K.
10.37

*Amendment No. 1 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.29 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.38

*Amendment No. 2 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.30 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.39

*Amendment No. 3 to Transaction Agreement, dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.40

*Amendment No. 4 to Transaction Agreement, dated as of April 5, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.41

*Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.42

*Amendment to Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10-K Exhibit Table Item No.
10.43	*Promissory Note, dated April 21, 2006, from BSC International Holding Ltd., filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.44

*Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.45

*Amendment to Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.46

*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10.47	*Support Agreement, dated as of January 11, 2009, by and among ValueAct, Abbott and the Purchaser, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K dated January 11, 2009.
10.48

*Support Agreement, dated as of January 11, 2009, by and among James V. Mazzo, Abbott and the Purchaser, filed as Exhibit 99.2 to the Abbott Laboratories Current Report on Form 8-K dated January 11, 2009.

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

        The 2009 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 13, 2009.

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
Notes to Consolidated Financial Statements
Management Report on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TAP Pharmaceutical Products Inc. and Subsidiaries Consolidated Statements of Income and Comprehensive Income (dollars in thousands)
TAP Pharmaceutical Products Inc. and Subsidiaries Consolidated Statements of Cash Flows (dollars in thousands)
TAP Pharmaceutical Products Inc. and Subsidiaries Consolidated Balance Sheets (in thousands, except share amount)
TAP Pharmaceutical Products Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Four Months Ended April 30, 2008 and Years Ended December 31, 2007 and 2006 (dollars in thousands, except share amounts)
TAP Pharmaceutical Products Inc. and Subsidiaries
Notes to Consolidated Financial Statements Four Months Ended April 30, 2008 Years Ended December 31, 2007 and 2006 (dollars in thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (in thousands of dollars)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
TAP PHARMACEUTICAL PRODUCTS INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE FOUR MONTHS ENDED APRIL 30, 2008, AND THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (in thousands of dollars)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2008