Form 10-Q
period 2009-03-31
ABBOTT LABORATORIES
filed 2009-05-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (847) 937-6100

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of March 31, 2009, Abbott Laboratories had 1,545,458,735 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2009	2008
Net Sales	$6,718,368	$6,765,603

Cost of products sold	2,935,921	2,961,072
Research and development	650,743	619,957
Acquired in-process research and development	—	18,700
Selling, general and administrative	2,070,945	2,018,033
Total Operating Cost and Expenses	5,657,609	5,617,762

Operating Earnings	1,060,759	1,147,841

Interest expense	124,190	142,534
Interest (income)	(36,044)	(49,356)
(Income) from TAP Pharmaceutical Products Inc. joint venture	—	(101,942)
Net foreign exchange loss (gain)	14,434	6,221
Other (income) expense, net	(974,300)	(10,342)
Earnings Before Taxes	1,932,479	1,160,726
Taxes on Earnings	493,842	222,859
Net Earnings	$1,438,637	$937,867

Basic Earnings Per Common Share	$0.93	$0.61
Diluted Earnings Per Common Share	$0.92	$0.60

Cash Dividends Declared Per Common Share	$0.40	$0.36

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,545,767	1,544,022
Dilutive Common Stock Options and Awards	10,618	16,545
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,556,385	1,560,567

Outstanding Common Stock Options Having No Dilutive Effect	67,391	6,399

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2009	2008
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,438,637	$937,867
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	270,072	265,808
Amortization of intangibles	193,973	186,046
Share-based compensation	186,947	151,922
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	(797,130)	—
Acquired in-process research and development	—	18,700
Trade receivables	375,665	43,998
Inventories	(198,704)	(36,749)
Other, net	(770,742)	(262,441)
Net Cash From Operating Activities	698,718	1,305,151

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(252,151)	(332,983)
Acquisitions of businesses, net of cash acquired	(1,492,059)	—
Sales of Boston Scientific common stock	—	318,645
Proceeds from sales of (purchases of) other investment securities, net	138,962	(860,623)
Other	(510)	(18,204)
Net Cash (Used in) Investing Activities	(1,605,758)	(893,165)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	1,770,418	989,946
Proceeds from issuance of long-term debt	3,000,000	—
Payment of long-term debt	(1,983,176)	(200,000)
Purchases of common shares	(822,953)	(819,150)
Proceeds from stock options exercised, including income tax benefit	279,394	307,488
Dividends paid	(559,081)	(504,550)
Net Cash From (Used in) Financing Activities	1,684,602	(226,266)

Effect of exchange rate changes on cash and cash equivalents	(14,789)	67,847

Net Increase in Cash and Cash Equivalents	762,773	253,567
Cash and Cash Equivalents, Beginning of Year	4,112,022	2,456,384
Cash and Cash Equivalents, End of Period	$4,874,795	$2,709,951

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2009	December 31 2008

Assets
Current Assets:
Cash and cash equivalents	$4,874,795	$4,112,022
Investments, primarily time deposits and certificates of deposit	828,982	967,603
Trade receivables, less allowances of $309,456 in 2009 and $263,632 in 2008	5,227,102	5,465,660
Inventories:
Finished products	1,869,353	1,545,950
Work in process	686,224	698,140
Materials	603,516	531,759
Total inventories	3,159,093	2,775,849
Prepaid expenses, deferred income taxes, and other receivables	3,917,922	3,721,425
Total Current Assets	18,007,894	17,042,559
Investments	1,053,854	1,073,736
Property and Equipment, at Cost	15,330,092	15,188,673
Less: accumulated depreciation and amortization	8,019,659	7,969,507
Net Property and Equipment	7,310,433	7,219,166
Intangible Assets, net of amortization	6,065,213	5,151,106
Goodwill	11,648,675	9,987,361
Deferred Income Taxes and Other Assets	1,351,528	1,945,276
	$45,437,597	$42,419,204
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,500,404	$1,691,069
Trade accounts payable	1,184,761	1,351,436
Salaries, dividends payable, and other accruals	5,501,863	5,787,118
Income taxes payable	926,513	805,397
Obligation in connection with conclusion of TAP Pharmaceutical Products, Inc. joint venture	118,852	915,982
Current portion of long-term debt	537,878	1,040,906
Total Current Liabilities	11,770,271	11,591,908

Long-term Debt	11,675,953	8,713,327
Post-employment Obligations and Other Long-term Liabilities	4,008,233	4,595,278
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2009: 1,607,596,389; 2008: 1,601,580,899	7,853,114	7,444,411
Common shares held in treasury, at cost - Shares: 2009: 62,137,654; 2008: 49,147,968	(3,344,028)	(2,626,404)
Earnings employed in the business	14,629,154	13,825,383
Accumulated other comprehensive income (loss)	(1,194,941)	(1,163,839)
Total Abbott Shareholders’ Investment	17,943,299	17,479,551
Noncontrolling Interests in Subsidiaries	39,841	39,140
Total Equity	17,983,140	17,518,691
	$45,437,597	$42,419,204

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2008.

On January 1, 2009, Abbott adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” and accordingly, noncontrolling interests in subsidiaries are presented as a component of total equity as of March 31, 2009 and December 31, 2008.

Note 2 — Supplemental Financial Information

Other (income) expense, net, for the first quarter of 2009 includes the derecognition of a contingent liability of $797 million and ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture as discussed in Note 9 and income from the recording of certain investments at fair value in connection with business acquisitions.

Supplemental Cash Flow Information — Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million and $200 million, respectively, and to the post-employment medical and dental plans of $13 million and $65 million, respectively.

The components of long-term investments as of March 31, 2009 and December 31, 2008 are as follows:

	March 31	December 31
(dollars in millions)	2009	2008
Equity securities	$121	$147
Note receivable from Boston Scientific, 4% interest, due in 2011	868	865
Other	65	62
Total	$1,054	$1,074

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.

Note 4 — Litigation and Environmental Matters

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

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement.  Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs.  In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs.  Abbott has settled a few of the cases and recorded reserves for its estimated losses in a few other cases, however, Abbott is unable to estimate the range or amount of possible loss for the remaining cases, and no loss reserves have been recorded for them.  Many of the products involved in these cases are Hospira products.  Hospira, Abbott’s former hospital products business, was spun off to Abbott’s shareholders in 2004.  Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira’s products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

There are several civil actions pending brought by state attorneys general and private entities alleging antitrust and unfair competition claims in connection with the sales of TriCor. Abbott licenses TriCor from a third party and the licensor has also been named as a defendant.  Settlements have been reached in all of these cases except the state attorneys general, however, Abbott is unable to estimate a reserve and no loss reserve has been recorded for the remaining TriCor cases. There are several civil actions pending brought by private payers and others alleging antitrust claims in connection with the pricing of Norvir.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $185 million to $405 million.  The recorded reserve balance at March 31, 2009 for these proceedings and exposures was approximately $255 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.”

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

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(dollars in millions)	2009	2008	2009	2008

Service cost — benefits earned during the period	$60	$60	$12	$12
Interest cost on projected benefit obligations	94	86	26	26
Expected return on plans’ assets	(127)	(119)	(6)	(8)
Net amortization	18	13	4	5

Net cost	$45	$40	$36	$35

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2009 and 2008, $700 million and $200 million, respectively, was contributed to the main domestic defined benefit plan and $13 million and $65 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

Note 6 — Comprehensive Income, net of tax

	Three Months Ended March 31
(dollars in millions)	2009	2008

Foreign currency translation (loss) gain adjustments	$(59)	$191
Unrealized gains (losses) on marketable equity securities	3	(25)
Amortization of net actuarial losses and prior service cost and credits	16	12
Net adjustments for derivative instruments designated as cash flow hedges	9	(6)
Other comprehensive income (loss), net of tax	(31)	172
Net Earnings	1,439	938
Comprehensive Income	$1,408	$1,110

	March 31 2009	December 31 2008

Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments	$(681)	$(740)
Net actuarial losses and prior service cost and credits	1,885	1,901
Cumulative unrealized (gains) on marketable equity securities	(20)	(17)
Cumulative losses on derivative instruments designated as cash flow hedges	11	20

Note 7 — Segment Information

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

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings (Loss)
(dollars in millions)	2009	2008	2009	2008
Pharmaceutical Products	$3,636	$3,854	$1,305	$1,345
Nutritional Products	1,181	1,110	180	184
Diagnostic Products	816	832	88	52
Vascular Products	645	452	160	(31)
Total Reportable Segments	6,278	6,248	1,733	1,550
Other	440	518
Net Sales	$6,718	$6,766
Corporate functions and benefit plans costs			(94)	(113)
Non-reportable segments			61	72
Net interest expense			(88)	(93)
Income from TAP Pharmaceutical Products Inc. joint venture			—	102
Share-based compensation (a)			(174)	(152)
Other, net (b)			494	(205)
Consolidated Earnings Before Taxes			$1,932	$1,161

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net, for the three months ended March 31, 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture.

Note 8 — Incentive Stock Program

In the first quarter of 2009, Abbott granted 1,712,400 stock options, 733,003 replacement stock options, 1,224,400 restricted stock awards and 5,116,457 restricted stock units under this program.  In addition, 2,899,411 options were issued in connection with the conversion of Advanced Medical Optics, Inc. options to Abbott options.   At March 31, 2009, approximately 46 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2009 is as follows:

	Outstanding	Exercisable

Number of shares	125,987,522	102,819,892
Weighted average remaining life (years)	6.3	5.8
Weighted average exercise price	$49.71	$48.68
Aggregate intrinsic value (in millions)	$271	$268

The total unrecognized share-based compensation cost at March 31, 2009 amounted to approximately $390 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

Note 9 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.   Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made a tax-deductible payment of $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $120 million in 2009.  In the first quarter of 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the three months ended March 31, 2008 are as follows below.  (dollars in millions)

Net sales	$711
Cost of sales	183
Income before taxes	321
Net income	204

Note 10 — Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date in accordance with Statement of Financial Standards No. 141(R).  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill, non-deductible	$1.6
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.5
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 10 years).  Acquired in-process research and development will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Abbott incurred approximately $55 million of acquisition related expenses which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $517 million and $129 million at March 31, 2009 and December 31, 2008, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates.  Accumulated gains and losses as of March 31, 2009 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2009 and December 31, 2008, Abbott held $6.0 billion and $8.3 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries of approximately $547 million and approximately $585 million as of March 31, 2009 and December 31, 2008, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $5.5 billion and $2.5 billion at March 31, 2009 and December 31, 2008, respectively, to manage its exposure to changes in the fair value of $5.5 billion and $2.5 billion, respectively, of fixed-rate debt due 2011 through 2019.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2009 or 2008 for these hedges.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2009 and December 31, 2008:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	March 31 2009	December 31 2008	Balance Sheet Caption	March 31 2009	December 31 2008	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$156	$170	Deferred income taxes and other assets	$9	$—	Post-employment obligations and other long-term liabilities

Foreign currency forward exchange contracts —
Hedging instruments	8	—	Prepaid expenses,	2	7	Salaries, dividends
Others not designated as hedges	104	148	deferred income taxes, and other receivables	89	93	payable and other accruals

Financial assets and liabilities relating to TAP employees’ stock options	11	16	Deferred income taxes and other assets	16	24	Post-employment obligations and other long-term liabilities

Debt designated as a hedge of net investment in certain foreign subsidiaries	—	—		547	585	Short-term borrowings
	$279	$334		$663	$709

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in certain foreign subsidiaries and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2009 and 2008 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2009 and 2008 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(dollars in millions)	2009	2008	2009	2008	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(3)	$(3)	$(2)	$(3)	Cost of products sold

Debt designated as a hedge of net investment in certain foreign subsidiaries	40	(150)	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	23	(49)	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	50	(17)	Net foreign exchange loss (gain)

Financial assets and liabilities relating to TAP employees’ stock options —
Assets	n/a	n/a	(5)	—	Other (income) expense,
Liabilities	n/a	n/a	8	—	net

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market resulting in expense in 2009 of $23 million and income of $49 million in 2008, offsetting the effect of marking the interest rate swap to market.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2009:
Equity and other securities	$117	$79	$7	$31
Interest rate swap derivative financial instruments	156	—	156	—
Foreign currency forward exchange contracts	112	—	112	—
Financial assets relating to TAP employees’ stock options	11	—	—	11
Total Assets	$396	$79	$275	$42

Fair value of hedged long-term debt	$5,647	$—	$5,647	$—
Interest rate swap derivative financial instruments	9	—	9	—
Foreign currency forward exchange contracts	91	—	91	—
Financial liabilities relating to TAP employees’ stock options	16	—	—	16
Total Liabilities	$5,763	$—	$5,747	$16

December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Interest rate swap derivative financial instruments	170	—	170	—
Foreign currency forward exchange contracts	148	—	148	—
Financial assets relating to TAP employees’ stock options	16	—	—	16
Total Assets	$478	$105	$328	$45

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—
Financial liabilities relating to TAP employees’ stock options	24	—	—	24
Total Liabilities	$2,794	$—	$2,770	$24

The value of the financial assets and liabilities relating to TAP employees’ stock options are calculated using the Black-Scholes option-pricing model.  Changes in the recorded amounts are recorded in Other income (expense), net each period.  The recorded value of investments that are valued using significant unobservable inputs did not change significantly.  Changes in these values are recorded in Accumulated other comprehensive income.

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $1.7 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  Goodwill related to the Ibis acquisition was allocated to the Diagnostic Products segment.  Foreign currency translation adjustments and other adjustments increased goodwill in the first quarter 2008 by approximately $165 million.  The amount of goodwill related to reportable segments at March 31, 2009 was $6.0 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $385 million for the Diagnostic Products segment and $2.2 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $10.5 billion as of March 31, 2009 and $9.4 billion as of December 31, 2008, and accumulated amortization was $4.4 billion as of March 31, 2009 and $4.2 billion as of December 31, 2008.  The estimated annual amortization expense for intangible assets is approximately $856 million in 2009, $864 million in 2010, $851 million in 2011, $844 million in 2012 and $691 million in 2013. Amortizable intangible assets are amortized over 4 to 25 years (average 11 years).

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited), continued

Note 13 — Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $9 million were recorded in the first quarter of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:  (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(1)
Accrued balance at March 31	$110

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $9 million and $22 million were subsequently recorded in the first quarter of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	26	11
Payments and other adjustments	(24)	(48)
Accrued balance at March 31	$107	$157

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(dollars in millions)	2009	Percent Change	2008	Percent Change

Pharmaceutical Products	$3,636	(5.7)	$3,854	14.3
Nutritional Products	1,181	6.4	1,110	10.8
Diagnostic Products	816	(1.8)	832	17.1
Vascular Products	645	42.7	452	7.6
Total Reportable Segments	6,278	0.5	6,248	13.5
Other	440	(15.0)	518	17.3
Net Sales	$6,718	(0.7)	$6,766	13.8

Total U.S.	$3,001	(1.3)	$3,043	3.7

Total International	$3,717	(0.2)	$3,723	23.6

Net sales in 2009 reflect the negative effect of a relatively stronger U.S. dollar.  Excluding 6.1 percent of unfavorable exchange, net sales increased 5.4 percent in 2009, which reflects primarily unit growth.  The sales growth in 2008 reflects unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively stronger U.S. dollar decreased first quarter 2009 Total International sales 11.1 percent, decreased Pharmaceutical Products segment sales by 6.6 percent, decreased Nutritional Product segment sales by 4.2 percent, decreased Diagnostic Products segment sales by 7.8 percent and decreased Vascular Products segment sales by 4.5 percent over the first quarter of 2008.  The relatively weaker U.S. dollar increased first quarter 2008 consolidated net sales 5.5 percent, increased Total International sales 10.9 percent, increased Pharmaceutical Products segment sales by 5.9 percent, increased Nutritional Product segment sales by 3.0 percent, increased Diagnostic Products segment sales by 8.1 percent and increased Vascular Products segment sales by 4.9 percent over the first quarter of 2007.   The sales growth in 2009 for the Vascular Products segment was impacted by the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The sales growth in 2009 for the Pharmaceutical Products segment and Total U.S. sales in 2009 were impacted by decreased sales of Depakote due to expected generic competition.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Three Months Ended March 31
(dollars in millions)	2009	Percent Change	2008	Percent Change
Pharmaceutical Products —
U.S. Specialty	$910	(12.0)	$1,034	19.9
U.S. Primary Care	622	(9.0)	683	(12.2)
International Pharmaceuticals	1,927	0.9	1,909	26.0

Nutritional Products —
U.S. Pediatric Nutritionals	295	(3.2)	305	4.5
International Pediatric Nutritionals	336	14.7	293	24.5
U.S. Adult Nutritionals	288	6.2	271	3.9
International Adult Nutritionals	238	1.8	234	16.4

Diagnostics —
Immunochemistry	642	(2.6)	660	17.8

Decreased sales of Depakote due to expected generic competition impacted U.S. Specialty product sales in 2009.  This was partially offset by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008.  U.S. sales of Depakote for the first three months of 2009 and 2008 were $110 million and $341 million, respectively.  Increased sales of HUMIRA and Depakote accounted for the majority of the sales increases for U.S. Specialty products in 2008.  U.S. Primary Care sales in both 2009 and 2008 were impacted by decreased sales of Omnicef due to generic competition, partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2009 and 2008.  International sales of HUMIRA for the first three months of 2009 and 2008 were $614 million and $476 million, respectively.  Abbott forecasts worldwide HUMIRA sales growth of 15 to 20 percent. Excluding the impact of exchange, Abbott forecasts HUMIRA sales growth of 25 to 30 percent.  The relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 12.1 percent and the relatively weaker U.S. dollar increased International Pharmaceutical sales in 2008 by 12.3 percent.  U.S. Pediatric sales were affected by the impact of a modest decline in the U.S. infant nutritional market, partially offset by higher market share.  International Pediatric Nutritionals sales increases in 2009 and 2008 were due primarily to volume growth in developing countries.  The relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 8.4 percent and the relatively weaker U.S. dollar increased Immunochemistry sales in 2008 by 9.0 percent.

The gross profit margin was 56.3 percent for the first quarter 2009, compared to 56.2 percent for the first quarter 2008.  The gross profit margin in 2009 was impacted by charges relating to a delayed product launch and the discontinuation of a product.  These charges had the effect of reducing the gross profit margin by 1.2 percentage points.  The increase in the gross profit margin in 2009, excluding these charges, was due, in part, to improved margins in the diagnostics and vascular businesses and the favorable effect of exchange on the gross profit margin; partially offset by the negative impact from lower sales of Depakote.

Research and development expenses increased 5.0 percent in the first quarter 2009 over the first quarter 2008.  This increase reflects continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products.

FINANCIAL REVIEW

(continued)

Selling, general and administrative expenses for the first quarter 2009 increased 2.6 percent over the first quarter 2008.  This increase reflects the settlement of litigation, and acquisition expenses relating to the acquisition of Advanced Medical Optics, Inc., partially offset by the favorable effect of exchange.  Excluding the effect of the charges and exchange, selling, general and administrative expenses increased 2.3 percent.

Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date in accordance with Statement of Financial Standards No. 141(R).  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill, non-deductible	$1.6
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.5
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 10 years).  Acquired in-process research and development will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Abbott incurred approximately $55 million of acquisition related expenses which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

FINANCIAL REVIEW

(continued)

Restructurings

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $9 million were recorded in the first quarter of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:  (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(1)
Accrued balance at March 31	$110

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $9 million and $22 million were subsequently recorded in the first quarter of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	26	11
Payments and other adjustments	(24)	(48)
Accrued balance at March 31	$107	$157

Interest (Income)

Interest expense and interest income decreased in the first quarter 2009 compared to 2008 primarily as a result of lower interest rates.

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.   Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made a tax-deductible payment of $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $120 million in 2009.  In the first quarter of 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

FINANCIAL REVIEW

(continued)

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the three months ended March 31, 2008 are as follows below.  (dollars in millions)

Net sales	$711
Cost of sales	183
Income before taxes	321
Net income	204

Other (Income) Expense, net

Other (income) expense, net, for the first quarter of 2009 includes the derecognition of a contingent liability of $797 million and ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture as discussed above and income from the recording of certain investments at fair value in connection with business acquisitions.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.

Liquidity and Capital Resources at March 31, 2009 Compared with December 31, 2008

Net cash from operating activities for the first three months 2009 totaled approximately $700 million.  Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million in 2009 and $200 million in 2008 and to the post-employment medical and dental plans of $13 million and $65 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $6.2 billion at March 31, 2009 and $5.5 billion at December 31, 2008.

At March 31, 2009, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.3 billion that support commercial paper borrowing arrangements of which a $2.3 billion facility expires in December 2009 and a $3.0 billion facility expires in 2012.  Abbott’s access to short-term financing has not been affected by recent credit market conditions.

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively.  Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc.  In addition, Abbott repaid $500 million of long-term notes that were due in February 2009 using short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 14.5 million shares were purchased under this authorization in the first three months of 2009 at a cost of approximately $800 million.  In the first three months of 2008, Abbott purchased approximately 14.1 million of its common shares at a cost of approximately $800 million under a prior authorization.

FINANCIAL REVIEW

(continued)

Recently Issued Accounting Standards

In 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” which provides additional guidance for the accounting for and presentation of impairment losses on securities.  Abbott will adopt this FSP in the second quarter of 2009 and does not expect adoption to have a material effect on Abbott.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulation throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  Abbott believes that if legislation is enacted, it could change access to health care products and services, or reduce prices or the rate of price increases for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2008 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2008 Annual Report on Form 10-K.

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

(b)   Changes in internal control over financial reporting.  On February 25, 2009, Abbott acquired control of Advanced Medical Optics, Inc.  During the quarter ended March 31, 2009, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings, and investigations, including (as of March 31, 2009) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements above and the cases described in the third paragraph of such note.

In its 2008 Form 10-K, Abbott reported that litigation is pending in the United States District Court for the District of Delaware against Abbott, Fournier Industrie et Sante, and Laboratoires Fournier, S.A. (Fournier), regarding the sale and marketing of fenofibrate products.  In April 2009, Abbott and Fournier reached settlements on the claims brought by all indirect purchasers of fenofibrate products.  The case brought by twenty-six State Attorneys General, State of Florida, et al. (filed in March 2008), is the only remaining litigation regarding the sale and marketing of fenofibrate products.

In its 2008 Form 10-K, Abbott reported that it is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®).  In a case filed in the United States District Court for the District of New Jersey in March 2009, Abbott and the patents’ owner, Laboratories Fournier, S.A., allege that Lupin Pharmaceuticals and Lupin Limited’s proposed generic products infringe the asserted patents and seek declaratory and injunctive relief.

In its 2008 Form 10-K, Abbott reported that Bayer HealthCare LLC (Bayer) filed a patent infringement suit against Abbott in the United States District Court for the Eastern District of Texas.  In February 2009, the case was transferred to the United States District Court for the District of Massachusetts, where Abbott has filed a declaratory judgment action against Bayer seeking a declaration that adalimumab (a drug Abbott sells under the trademark Humira®) does not infringe Bayer’s patent and that Bayer’s patent is invalid and unenforceable.

Abbott is seeking to enforce its patents rights relating to ritonavir/lopinavir tablets (a drug Abbott sells under the trademark Kaletra®).  In cases filed in the United States District Courts for the Northern District of Illinois and for the District of Delaware in March 2009, Abbott alleges that Matrix Laboratories, Inc., Matrix Laboratories, Ltd., and Mylan, Inc.’s proposed generic products infringe Abbott’s patents and seeks declaratory and injunctive relief.

Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®).  In cases filed in the United States District Courts for the District of Delaware and for the District of Maryland in March 2009, Abbott alleges that Lupin Pharmaceuticals and Lupin Limited’s proposed generic products infringe Abbott’s patents and seeks declaratory and injunctive relief.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 — January 31, 2009	10,401,479	(1)	$54.664	10,000,000	$4,444,954,828	(2)
February 1, 2009 — February 28, 2009	5,053,534	(1)	$55.981	4,515,900	$4,192,197,703	(2)
March 1, 2009 — March 31, 2009	58,976	(1)	$47.278	0	$4,192,197,703	(2)
Total	15,513,989	(1)	$55.065	14,515,900	$4,192,197,703	(2)

1.        These shares include:

(i)       the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 386,979 in January, 523,134 in February, and 44,476 in March; and

(ii)      the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan 14,500 in January, 14,500 in February, and 14,500 in March.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: May 5, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	*By-Laws of Abbott Laboratories, as amended and restated effective as of April 24, 2009, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.

3.2	*By-Laws of Abbott Laboratories, as amended and restated effective as of February 20, 2009, filed as Exhibit 3.2 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.

4.1

*Indenture, dated as of June 22, 2004, between AMO and U.S. Bank National Association, as trustee (relating to the 2.50% Notes), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.2

*Supplemental Indenture, dated as of February 26, 2009, between AMO and U.S. Bank National Association, as trustee (relating to the 2.50% Notes), filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.3

*Indenture, dated as of July 18, 2005, between AMO and U.S. Bank National Association, as trustee (relating to the 1.375% Notes), filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.4

*Supplemental Indenture, dated as of February 26, 2009, between AMO and U.S. Bank National Association, as trustee (relating to the 1.375% Notes), filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.5

*Indenture, dated as of June 13, 2006, between AMO and U.S. Bank National Association, as trustee (relating to the 3.25% Notes), filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.6

*Supplemental Indenture, dated as of August 15, 2006, between AMO and U.S. Bank National Association, as trustee (relating to the 3.25% Notes), filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.7

*Second Supplemental Indenture, dated as of February 26, 2009, between AMO and U.S. Bank National Association, as trustee (relating to the 3.25% Notes), filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

10.1

*Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.2

*First Amendment to Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, filed as Exhibit 4.4 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.3	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.4	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.5	*VISX, Incorporated 2001 Nonstatutory Stock Option Plan, filed as Exhibit 4.7 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.6	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.7	*VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated, filed as Exhibit 4.9 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.8	*VISX, Incorporated 1995 Stock Plan, as amended, filed as Exhibit 4.10 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.9	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated effective as of April 24, 2009.**

10.10	Compensation Arrangements.**

10.11	The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009.**

10.12

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.13

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.14

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.15

*Form of Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.16

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (ratable vesting), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.17

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (cliff vesting), filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.18

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.19

*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

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