Form 10-Q
period 2009-06-30
ABBOTT LABORATORIES
filed 2009-08-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, Abbott Laboratories had 1,545,912,443 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net Sales	$7,494,876	$7,314,021	$14,213,244	$14,079,624

Cost of products sold	3,128,998	3,119,700	6,064,919	6,080,772
Research and development	670,206	656,863	1,320,949	1,276,820
Acquired in-process research and development	—	78,556	—	97,256
Selling, general and administrative	2,024,252	2,052,317	4,095,197	4,070,350

Total Operating Cost and Expenses	5,823,456	5,907,436	11,481,065	11,525,198

Operating Earnings	1,671,420	1,406,585	2,732,179	2,554,426

Interest expense	136,969	137,769	261,159	280,303
Interest (income)	(33,877)	(54,448)	(69,921)	(103,804)
(Income) from TAP Pharmaceutical Products Inc. joint venture	—	(17,055)	—	(118,997)
Net foreign exchange loss (gain)	14,394	14,472	28,828	20,693
Other (income) expense, net	(13,104)	(310,471)	(987,404)	(320,813)
Earnings Before Taxes	1,567,038	1,636,318	3,499,517	2,797,044
Taxes on Earnings	278,933	314,304	772,775	537,163

Net Earnings	$1,288,105	$1,322,014	$2,726,742	$2,259,881

Basic Earnings Per Common Share	$0.83	$0.86	$1.76	$1.47

Diluted Earnings Per Common Share	$0.83	$0.85	$1.75	$1.45

Cash Dividends Declared Per Common Share	$0.40	$0.36	$0.80	$0.72

Average Number of Common Shares Outstanding
Used for Basic Earnings Per Common Share	1,545,643	1,539,786	1,546,317	1,541,909
Dilutive Common Stock Options and Awards	4,921	13,609	7,337	15,076

Average Number of Common Shares Outstanding
Plus Dilutive Common Stock Options and Awards	1,550,564	1,553,395	1,553,654	1,556,985

Outstanding Common Stock Options Having No Dilutive Effect	90,451	48,423	67,391	6,399

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2009	2008
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,726,742	$2,259,881
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	574,139	534,626
Amortization of intangible assets	427,304	383,088
Share-based compensation	244,911	219,793
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	(797,130)	—
Gain on dissolution of TAP Pharmaceutical Products Inc. joint venture	—	(94,656)
Acquired in-process research and development	—	97,256
Trade receivables	427,257	(53,079)
Inventories	(280,610)	(35,087)
Other, net	(910,094)	(248,196)
Net Cash From Operating Activities	2,412,519	3,063,626

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(514,891)	(703,327)
Acquisitions of businesses, net of cash acquired	(1,509,391)	—
Proceeds from sales of Boston Scientific common stock	—	318,645
Purchases of other investment securities, net	(1,717,733)	(1,209,203)
Other, net	(1,135)	(87,322)
Net Cash (Used in) Investing Activities	(3,743,150)	(1,681,207)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	2,547,425	1,699,869
Proceeds from issuance of long-term debt	3,000,000	—
Repayments of long-term debt	(2,483,176)	(200,000)
Purchases of common shares	(824,781)	(1,071,435)
Proceeds from stock options exercised, including tax benefit	292,819	463,169
Dividends paid	(1,177,308)	(1,060,186)
Net Cash From (Used in) Financing Activities	1,354,979	(168,583)

Effect of exchange rate changes on cash and cash equivalents	67,934	126,366

Net Increase in Cash and Cash Equivalents	92,282	1,340,202
Cash and Cash Equivalents, Beginning of Year	4,112,022	2,456,384
Cash and Cash Equivalents, End of Period	$4,204,304	$3,796,586

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2009	December 31 2008
Assets
Current Assets:
Cash and cash equivalents	$4,204,304	$4,112,022
Investments, primarily time deposits and certificates of deposit	2,683,639	967,603
Trade receivables, less allowances of $299,234 in 2009 and $263,632 in 2008	5,452,765	5,465,660
Inventories:
Finished products	2,262,439	1,545,950
Work in process	647,612	698,140
Materials	610,788	531,759
Total inventories	3,520,839	2,775,849
Prepaid expenses, deferred income taxes, and other receivables	3,766,829	3,721,425
Total Current Assets	19,628,376	17,042,559
Investments	1,051,952	1,073,736
Property and Equipment, at Cost	15,884,553	15,188,673
Less: accumulated depreciation and amortization	8,436,250	7,969,507
Net Property and Equipment	7,448,303	7,219,166
Intangible Assets, net of amortization	5,996,480	5,151,106
Goodwill	12,217,882	9,987,361
Deferred Income Taxes and Other Assets	1,287,024	1,945,276
	$47,630,017	$42,419,204
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,295,727	$1,691,069
Trade accounts payable	1,185,405	1,351,436
Salaries, dividends payable, and other accruals	5,556,720	5,787,118
Income taxes payable	932,321	805,397
Obligation in connection with conclusion of TAP Pharmaceutical Products Inc. joint venture	36,105	915,982
Current portion of long-term debt	36,103	1,040,906
Total Current Liabilities	12,042,381	11,591,908

Long-term Debt	11,371,518	8,713,327
Post-employment Obligations and Other Long-term Liabilities	4,296,050	4,595,278
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value
Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value
Authorized - 2,400,000,000 shares
Issued at stated capital amount -
Shares: 2009: 1,607,948,710; 2008: 1,601,580,899	7,927,426	7,444,411
Common shares held in treasury, at cost -
Shares: 2009: 62,036,267; 2008: 49,147,968	(3,338,360)	(2,626,404)
Earnings employed in the business	15,296,662	13,825,383
Accumulated other comprehensive income (loss)	(6,616)	(1,163,839)
Total Abbott Shareholders’ Investment	19,879,112	17,479,551
Noncontrolling Interests in Subsidiaries	40,956	39,140
Total Equity	19,920,068	17,518,691
	$47,630,017	$42,419,204

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2008.  Events that occurred after June 30, 2009 through the date that these financial statements have been filed with the Securities and Exchange Commission were considered in the preparation of these financial statements.

On January 1, 2009, Abbott adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” and accordingly, noncontrolling interests in subsidiaries are presented as a component of total equity as of June 30, 2009 and December 31, 2008.

Note 2 — Supplemental Financial Information

Other (income) expense, net, for the first six months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture as discussed in Note 9 and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the second quarter and first six months of 2009 and 2008 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.  In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded a gain of approximately $95 million in the second quarter 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the second quarter and six months ended June 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.

Supplemental Cash Flow Information — Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million and $200 million, respectively, and to the post-employment medical and dental plans of $13 million and $65 million in 2009 and 2008, respectively.  Purchases of other investment securities, net in 2009 and 2008 reflects the acquisition of short-term investments with original maturities of over three months.

The components of long-term investments as of June 30, 2009 and December 31, 2008 are as follows:

	June 30	December 31
(dollars in millions)	2009	2008
Equity securities	$113	$147
Note receivable from Boston Scientific, 4% interest, due in 2011	872	865
Other	67	62
Total	$1,052	$1,074

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

June 30, 2009

(Unaudited), continued

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  The award is subject to review by the trial court.  Abbott will ask the trial court to overturn the verdict and/or reduce the damages award.  In the event that the trial court does not overturn the verdict, Abbott will appeal.  Abbott is confident in the merits of its case and believes that it will prevail on appeal.  As a result, no reserves have been recorded in this case.  Abbott’s acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded reserves related to several of those cases and investigations.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $205 million to $415 million.  The recorded reserve balance at June 30, 2009 for these proceedings and exposures was approximately $275 million.  These reserves represent management’s best estimate of probable loss, as defined by Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the cases and investigations discussed in the third paragraph and the patent case discussed in the second paragraph of this footnote, the resolution of which could be material to cash flows or results of operations.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost — benefits earned during the period	$60	$55	$120	$115	$12	$11	$24	$23
Interest cost on projected benefit obligations	94	84	188	170	26	22	51	48
Expected return on plans’ assets	(127)	(120)	(254)	(239)	(6)	(8)	(12)	(16)
Net amortization	18	5	36	18	4	1	9	6
Net Cost	$45	$24	$90	$64	$36	$26	$72	$61

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2009 and 2008, $700 million and $200 million, respectively, was contributed to the main domestic defined benefit plan and $13 million and $65 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in millions)	2009	2008	2009	2008
Foreign currency translation gain adjustments	$1,223	$242	$1,164	$433
Unrealized (losses) gains on marketable equity securities	—	(2)	3	(27)
Amortization of net actuarial losses and prior service cost and credits	14	4	30	16
Net adjustments for derivative instruments designated as cash flow hedges	(49)	2	(40)	(4)
Other comprehensive income, net of tax	1,188	246	1,157	418
Net Earnings	1,288	1,322	2,727	2,260
Comprehensive Income	$2,476	$1,568	$3,884	$2,678

	June 30 2009	December 31 2008
Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments	$(1,904)	$(740)
Cumulative unrealized (gains) on marketable equity securities	(20)	(17)
Net actuarial losses and prior service cost and credits	1,871	1,901
Cumulative losses on derivative instruments designated as cash flow hedges	60	20

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Pharmaceutical Products	$3,946	$4,123	$7,582	$7,978	$1,554	$1,541	$2,859	$2,886
Nutritional Products	1,283	1,235	2,465	2,344	215	193	396	376
Diagnostic Products	878	936	1,694	1,768	103	102	190	155
Vascular Products	658	489	1,302	941	138	47	297	16
Total Reportable Segments	6,765	6,783	13,043	13,031	2,010	1,883	3,742	3,433
Other	730	531	1,170	1,049
Net Sales	$7,495	$7,314	$14,213	$14,080
Corporate functions and benefit plans costs					(107)	(97)	(201)	(210)
Non-reportable segments					114	41	171	113
Net interest expense					(103)	(83)	(191)	(176)
Acquired in-process research and development					—	(79)	—	(97)
Income from TAP Pharmaceutical Products Inc. joint venture					—	17	—	119
Share-based compensation (a)					(71)	(68)	(245)	(220)
Other, net (b)					(276)	22	224	(165)
Consolidated Earnings Before Taxes					$1,567	$1,636	$3,500	$2,797

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net, for the six months ended June 30, 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture.  Other, net for the three months and six months ended June 30, 2008, includes the gain from the closing of the TAP joint venture and contractual payments from TAP associated with the closing of the TAP Pharmaceutical Products Inc. joint venture.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

Note 8 — Incentive Stock Program

In the first six months of 2009, Abbott granted 1,712,400 stock options, 797,763 replacement stock options, 1,274,400 restricted stock awards and 5,468,552 restricted stock units under this program.  In addition, 2,899,411 options were issued in connection with the conversion of Advanced Medical Optics, Inc. options to Abbott options.   At June 30, 2009, approximately 220 million shares were reserved for future grants, including 175 million shares authorized by Abbott’s shareholders in April 2009.  Information regarding the number of options outstanding and exercisable at June 30, 2009 is as follows:

	Outstanding	Exercisable

Number of shares	124,936,705	102,978,217
Weighted average remaining life (years)	6.1	5.6
Weighted average exercise price	$49.72	$48.70
Aggregate intrinsic value (in millions)	$232	$232

The total unrecognized share-based compensation cost at June 30, 2009 amounted to approximately $340 million which is expected to be recognized over the next three years.

Note 9 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made tax-deductible payments of $83 million and $200 million in 2009 and 2008, respectively, and Abbott will make a tax-deductible payment of approximately $36 million in 2010.  In the first quarter of 2009, events occurred resulting in certain payments not being required and a liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the three months and six months ended June 30, 2008 are as follows below: (dollars in millions)

	Three Months	Six Months

Net sales	$141	$853
Cost of sales	46	229
Income before taxes	35	356
Net earnings	34	238

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

Note 10 — Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date in accordance with Statement of Financial Accounting Standards No. 141(R).  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill, non-deductible	$1.6
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.5
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 15 years).  Acquired in-process research and development will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Abbott incurred approximately $70 million of acquisition related expenses in the first six months of 2009 which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development in the first six months of 2008.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $470 million and $129 million at June 30, 2009 and December 31, 2008, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates.  Accumulated gains and losses as of June 30, 2009 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2009 and 2008 for these hedges.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2009 and December 31, 2008, Abbott held $6.5 billion and $8.3 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries of approximately $556 million and approximately $585 million as of June 30, 2009 and December 31, 2008, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $5.5 billion and $2.5 billion at June 30, 2009 and December 31, 2008, respectively, to manage its exposure to changes in the fair value of $5.5 billion and $2.5 billion, respectively, of fixed-rate debt due 2011 through 2019.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2009 or 2008 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2009 and December 31, 2008:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	June 30 2009	December 31 2008	Balance Sheet Caption	June 30 2009	December 31 2008	Balance Sheet Caption
Interest rate swaps designated as	$65	$170	Deferred income	$224	$—	Post-employment
fair value hedges			taxes and other assets			obligations and other long-term liabilities

Foreign currency forward exchange contracts –
Hedging instruments	—	—	Prepaid expenses,	33	7	Salaries, dividends
Others not designated as	85	148	deferred income	80	93	payable and other
hedges			taxes, and other receivables			accruals

Financial assets and liabilities	10	16	Deferred income	15	24	Post-employment
relating to TAP employees’ stock options			taxes and other assets			obligations and other long-term liabilities

Debt designated as a hedge of net investment in certain foreign subsidiaries	—	—		556	585	Short-term borrowings
	$160	$334		$908	$709

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in certain foreign subsidiaries and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2009 and 2008 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2009 and 2008 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(14)	$(4)	$(17)	$(6)	$(3)	$(2)	$(5)	$(4)	Cost of products sold

Debt designated as a hedge of net investment in certain foreign subsidiaries	(9)	26	32	(123)	—	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(305)	(81)	(328)	(32)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	(85)	44	(11)	45	Net foreign exchange loss (gain)

Financial assets and liabilities relating to TAP employees’ stock options —
Assets	n/a	n/a	n/a	n/a	(1)	(11)	(5)	(11)	Other (income)
Liabilities	n/a	n/a	n/a	n/a	1	11	9	11	expense, net

The carrying values and fair values of certain financial instruments as of June 30, 2009 and December 31, 2008 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	June 30 2009		December 31 2008
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investments:
Available-For-Sale Equity Securities	$113	$113	$147	$147
Note Receivable	872	890	865	824
Other	67	62	62	56
Total Long-term Debt	(11,408)	(12,030)	(9,754)	(10,458)
Foreign Currency Forward Exchange Contracts:
Receivable position	85	85	148	148
(Payable) position	(113)	(113)	(100)	(100)
Interest Rate Hedge Contracts:
Receivable position	65	65	170	170
(Payable) position	(224)	(224)	—	—

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2009:
Equity and other securities	$108	$71	$6	$31
Interest rate swap derivative financial instruments	65	—	65	—
Foreign currency forward exchange contracts	85	—	85	—
Financial assets relating to TAP employees’ stock options	10	—	—	10
Total Assets	$268	$71	$156	$41

Fair value of hedged long-term debt	$5,342	$—	$5,342	$—
Interest rate swap derivative financial instruments	224	—	224	—
Foreign currency forward exchange contracts	113	—	113	—
Financial liabilities relating to TAP employees’ stock options	15	—	—	15
Total Liabilities	$5,694	$—	$5,679	$15

December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Interest rate swap derivative financial instruments	170	—	170	—
Foreign currency forward exchange contracts	148	—	148	—
Financial assets relating to TAP employees’ stock options	16	—	—	16
Total Assets	$478	$105	$328	$45

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—
Financial liabilities relating to TAP employees’ stock options	24	—	—	24
Total Liabilities	$2,794	$—	$2,770	$24

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

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $1.7 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  In connection with the dissolution of the TAP Pharmaceutical Products Inc. (TAP) joint venture in 2008, Abbott recorded approximately $350 million of goodwill. Goodwill related to the Ibis acquisition was allocated to the Diagnostic Products segment and goodwill related to TAP was allocated to the Pharmaceutical Products segment.  Foreign currency translation adjustments and other adjustments increased goodwill in the first six months of 2009 and 2008 by approximately $506 million and $312 million, respectively.  The amount of goodwill related to reportable segments at June 30, 2009 was $6.3 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $386 million for the Diagnostic Products segment and $2.4 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $10.6 billion as of June 30, 2009 and $9.4 billion as of December 31, 2008, and accumulated amortization was $4.6 billion as of June 30, 2009 and $4.2 billion as of December 31, 2008.  The estimated annual amortization expense for intangible assets is approximately $847 million in 2009, $859 million in 2010, $844 million in 2011, $831 million in 2012 and $675 million in 2013. Amortizable intangible assets are amortized over 4 to 25 years (average 11 years).

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited), continued

Note 13 — Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $23 million were recorded in the first six months of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:  (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(10)
Accrued balance at June 30	$101

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $20 million and $44 million were subsequently recorded in the first six months of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	26	11
Payments and other adjustments	(34)	(59)
Accrued balance at June 30	$97	$146

Note 14 — Subsequent Event — Litigation Settlement

In July 2009, Abbott and Medtronic, Inc. reached a settlement resolving all outstanding intellectual property litigation between the two parties.  Under the terms of the settlement, Medtronic will pay Abbott $400 million.  The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits.  The one-time impact of this settlement will be included in third quarter 2009 earnings.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended June 30				Six Months Ended June 30
(dollars in millions)	2009	Percent Change	2008	Percent Change	2009	Percent Change	2008	Percent Change
Pharmaceutical Products	$3,946	(4.3)	$4,123	16.7	$7,582	(5.0)	$7,978	15.5
Nutritional Products	1,283	4.0	1,235	12.6	2,465	5.1	2,344	11.7
Diagnostic Products	878	(6.2)	936	17.2	1,694	(4.1)	1,768	17.1
Vascular Products	658	34.3	489	15.7	1,302	38.3	941	11.6
Total Reportable Segments	6,765	(0.3)	6,783	15.9	13,043	0.1	13,031	14.8
Other	730	37.5	531	2.2	1,170	11.6	1,049	9.1
Net Sales	$7,495	2.5	$7,314	14.8	$14,213	0.9	$14,080	14.3

Total U.S.	$3,563	4.5	$3,410	5.7	$6,565	1.7	$6,452	4.8

Total International	$3,932	0.7	$3,904	24.1	$7,648	0.3	$7,628	23.9

Worldwide sales for the second quarter and the first six months of 2009 compared to 2008 reflect the negative effect of a relatively stronger U.S. dollar.  Excluding 8.0 percent and 7.1 percent of unfavorable exchange for the second quarter and first six months of 2009, net sales increased 10.5 percent and 8.0 percent, respectively, which reflects primarily unit growth.  The relatively stronger U.S. dollar decreased second quarter 2009 Total International sales by 14.9 percent, Pharmaceutical Products segment sales by 8.3 percent, Nutritional Product segment sales by 5.2 percent, Diagnostic Products segment sales by 10.1 percent and Vascular Products segment sales by 8.7 percent over the second quarter of 2008.  The relatively stronger U.S. dollar decreased the first six months 2009 Total International sales by 13.0 percent, Pharmaceutical Products segment sales by 7.5 percent, Nutritional Product segment sales by 4.7 percent, Diagnostic Products segment sales by 9.0 percent and Vascular Products segment sales by 6.7 percent over the first six months of 2008.  The relatively weaker U.S. dollar increased second quarter 2008 consolidated net sales by 5.9 percent, Total International sales by 12.0 percent, Pharmaceutical Products segment sales by 6.0 percent, Nutritional Product segment sales by 3.6 percent, Diagnostic Products segment sales by 9.2 percent and Vascular Products segment sales by 6.4 percent over the second quarter of 2007.  The relatively weaker U.S. dollar also increased the first six months 2008 consolidated net sales by 5.7 percent, Total International sales by 11.5 percent, Pharmaceutical Products segment sales by 6.0 percent, Nutritional Product segment sales by 3.3 percent, Diagnostic Products segment sales by 8.7 percent and Vascular Products segment sales by 5.6 percent over the first six months of 2007.  The sales growth in 2009 for the Vascular Products segment was impacted by the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The sales growth in 2009 for the Pharmaceutical Products segment and Total U.S. sales in 2009 were impacted by decreased sales of Depakote due to generic competition.  The increase in Other sales for the second quarter of 2009 is primarily due to the acquisition of Advanced Medical Optics, Inc. on February 25, 2009.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Six Months Ended June 30
		Percent		Percent
(dollars in millions)	2009	Change	2008	Change
Pharmaceutical Products —
U.S. Specialty	$2,089	(10.8)	$2,341	19.5
U.S. Primary Care	1,377	(2.4)	1,411	(8.1)
International Pharmaceuticals	3,734	(0.3)	3,743	27.0

Nutritional Products —
U.S. Pediatric Nutritionals	624	1.4	615	5.7
International Pediatric Nutritionals	690	8.7	634	22.9
U.S. Adult Nutritionals	614	9.2	562	3.3
International Adult Nutritionals	500	(3.8)	520	18.9

Diagnostics —
Immunochemistry	1,334	(5.4)	1,411	17.3

Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009.  This was partially offset by increased sales of HUMIRA and by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008.  U.S. sales of Depakote for the first six months of 2009 and 2008 were $190 million and $727 million, respectively.  Increased sales of HUMIRA and Depakote accounted for the majority of the sales increases for U.S. Specialty products in 2008.  U.S. Primary Care sales in both 2009 and 2008 were impacted by decreased sales of Omnicef and Synthroid due to generic competition, partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2009 and 2008.  International sales of HUMIRA for the first six months of 2009 and 2008 were $1.290 billion and $1.039 billion, respectively.  Abbott forecasts 2009 worldwide HUMIRA sales growth of 15 to 20 percent. Excluding the impact of exchange, Abbott forecasts 2009 HUMIRA sales growth of 25 to 30 percent.  The relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 14.3 percent and the relatively weaker U.S. dollar increased International Pharmaceutical sales in 2008 by 12.9 percent.  International Pediatric Nutritionals sales increases in 2009 and 2008 were due primarily to volume growth in developing countries.  The relatively stronger U.S. dollar decreased International Adult Nutritionals sales in 2009 by 11.9 percent and the relatively weaker U.S. dollar increased International Adult Nutritionals sales in 2008 by 9.0 percent.   The relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 9.7 percent and the relatively weaker U.S. dollar increased Immunochemistry sales in 2008 by 9.5 percent.

The gross profit margin was 58.3 percent for the second quarter 2009, compared to 57.3 percent for the second quarter 2008.  First six months 2009 gross profit margin was 57.3 percent, compared to 56.8 percent for the first six months 2008.  The gross profit margin for the first six months 2009 was impacted by charges relating to a delayed product launch and the discontinuation of a product.  These charges had the effect of reducing the gross profit margin by 0.6 percentage points.  The increases in the gross profit margin in 2009, excluding these charges, were due, in part, to improved margins in the vascular and diagnostics businesses and the favorable effect of exchange on the gross profit margin ratio; partially offset by the negative impact from lower sales of Depakote.

Research and development expenses increased 2.0 percent in the second quarter 2009 and 3.5 percent for the first six months 2009 over comparable 2008 periods.  These increases reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures is concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter 2009 decreased 1.4 percent and increased 0.6 percent for the first six months of 2009 over the comparable 2008 periods.   These changes reflect the favorable effect of exchange rates which was offset by expenses relating to the acquisition of Advanced Medical Optics, Inc, and the settlement of litigation in the first six months of 2009.  Excluding the effect of the charges and exchange, selling, general and administrative expenses increased 6.3 percent and 3.1 percent for the second quarter 2009 and first six months of 2009, respectively.

FINANCIAL REVIEW

(continued)

Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date in accordance with Statement of Financial Accounting Standards No. 141(R).  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  These allocations will be finalized when appraisals are completed.

Goodwill, non-deductible	$1.6
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.5
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 15 years).  Acquired in-process research and development will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Abbott incurred approximately $70 million of acquisition related expenses in the first six months of 2009 which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development in the first six months of 2008.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $23 million were recorded in the first six months of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring:  (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(10)
Accrued balance at June 30	$101

FINANCIAL REVIEW

(continued)

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $20 million and $44 million were subsequently recorded in the first six months of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	26	11
Payments and other adjustments	(34)	(59)
Accrued balance at June 30	$97	$146

Interest Expense (Income)

Interest expense decreased in the second quarter and the first six months of 2009 due to lower interest rates partially offset in the second quarter by increased debt levels related to the acquisition of Advanced Medical Optics, Inc.  Interest income decreased in the second quarter and the first six months of 2009 due to lower interest rates.

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made tax-deductible payments of $83 million and $200 million in 2009 and 2008, respectively, and Abbott will make a tax-deductible payment of approximately $36 million in 2010.  In the first quarter of 2009, events occurred resulting in certain payments not being required and a liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the three months and six months ended June 30, 2008 are as follows below: (dollars in millions)

	Three Months	Six Months

Net sales	$141	$853
Cost of sales	46	229
Income before taxes	35	356
Net earnings	34	238

Other (income) expense, net

Other (income) expense, net, for the first six months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture as discussed in Note 9 and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the second quarter and first six months of 2009 and 2008 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.  In connection with the dissolution of the TAP Pharmaceutical Products Inc. joint venture, Abbott recorded a gain of approximately $95 million in the second quarter 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the second quarter and six months ended June 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.

FINANCIAL REVIEW

(continued)

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

Subsequent Event — Litigation Settlement

In July 2009, Abbott and Medtronic, Inc. reached a settlement resolving all outstanding intellectual property litigation between the two parties.  Under the terms of the settlement, Medtronic will pay Abbott $400 million.  The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits.  The one-time impact of this settlement will be included in third quarter 2009 earnings.

Liquidity and Capital Resources at June 30, 2009 Compared with December 31, 2008

Net cash from operating activities for the first six months 2009 totaled approximately $2.4 billion.  Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million and $200 million, respectively, and to the post-employment medical and dental plans of $13 million and $65 million in 2009 and 2008, respectively.  Purchases of other investment securities, net in 2009 and 2008 reflects the acquisition of short-term investments with original maturities of over three months.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $7.6 billion at June 30, 2009 and $5.5 billion at December 31, 2008.

At June 30, 2009, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.3 billion that support commercial paper borrowing arrangements of which a $2.3 billion facility expires in December 2009 and a $3.0 billion facility expires in 2012.  Abbott’s access to short-term financing has not been affected by recent credit market conditions.

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively.  Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc.  In addition, Abbott repaid $1 billion of long-term notes that were due in February and May of 2009 using short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and approximately 14.5 million shares were purchased under this authorization in the first six months of 2009 at a cost of approximately $800 million.  In the first six months of 2008, Abbott purchased approximately 19.0 million of its common shares at a cost of approximately $1.1 billion under a prior authorization.

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

FINANCIAL REVIEW

(continued)

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

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2009, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

Abbott is involved in various claims, legal proceedings, and investigations, including (as of June 30, 2009) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements (also described in the third paragraph of this section) and the cases and investigations described in the third paragraph of such note.

In its 2008 Form 10-K, Abbott reported that a case was pending against Abbott in the United States District Court for the Northern District of California in which Medtronic Vascular, Inc., Medtronic USA, Inc., Medtronic, Inc., and Medtronic Vascular Galway, Ltd. (collectively Medtronic) and Evysio Medical Devices ULC (Evysio) claim that Abbott’s stents, including the Multi-Link Vision® and Xience V™ Coronary stent systems, infringe certain Evysio stent design patents.  Abbott also reported that, in a case filed in 1998 in the United States District Court for the District of Delaware, it was seeking to enforce its patent rights against Arterial Vascular Engineering, Inc. (now known as Medtronic Vascular, Inc.), alleging that certain models of Medtronic’s stents infringe four of Abbott’s “Lau” patents.  In July 2009, Abbott and Medtronic reached a settlement resolving all outstanding intellectual property litigation between the two parties, including the cases described above.  Under the terms of the settlement, Medtronic will pay Abbott $400 million.  The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits.

In its 2008 Form 10-K, Abbott reported that litigation is pending against Abbott in the Eastern District of Texas, in which New York University (NYU) and Centocor, Inc. assert that Humira® infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  The award is subject to review by the trial court.  Abbott will ask the trial court to overturn the verdict and/or reduce the damages award.  In the event that the trial court does not overturn the verdict, Abbott will appeal.  Abbott is confident in the merits of its case and believes that it will prevail on appeal.

In its 2008 Form 10-K, Abbott reported that a number of cases are pending that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors and that the federal cases have been consolidated in the United States District Court for the District of Massachusetts as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456.  In its 2008 Form 10-K, Abbott also reported that several cases based on similar allegations were pending in state courts.  In May 2009, in connection with the MDL 1456 litigation, Abbott settled the case brought by the Arizona State Attorney General.  In connection with the cases pending in state courts: (a) in May 2009, Abbott settled the State of Ohio case; and (b) in June 2009, the court granted the defendants’ motion for summary judgment in the Swanston case and dismissed Abbott from the case without prejudice.

In its 2008 Form 10-K, Abbott reported that several cases are pending against Abbott in the United States District Court for the Northern District of California that allege antitrust violations in connection with the 2003 Norvir re-pricing.  In July 2009, the Ninth Circuit Court of Appeals ruled in Abbott’s favor with respect to the consolidated class action filed on behalf of individual consumers, John Doe 1 (filed in April 2004), and the lawsuit brought by third-party payors, Service Employees International Health and Welfare Fund (filed in October 2004).  The ruling reversed the trial court’s decision denying Abbott summary judgment and ends the litigation with the indirect purchasers of Norvir.  As a result, no additional payments from Abbott are required under the August 2008 settlement agreement.  The remaining previously reported cases are still pending.

In June 2009, The University of Iowa sued Abbott in the United States District Court for the Southern District of Iowa alleging that Humira® infringes two of its patents.  The University of Iowa alleges that Abbott has willfully infringed its patents and seeks damages, including treble damages, but does not seek injunctive relief.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)                             Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	31,159	(1)	$43.573	0	$4,192,197,703	(2)
May 1, 2009 – May 31, 2009	25,624	(1)	$44.260	0	$4,192,197,703	(2)
June 1, 2009 – June 30, 2009	55,583	(1)	$46.363	0	$4,192,197,703	(2)
Total	112,366	(1)	$45.110	0	$4,192,197,703	(2)

1.                           These shares include:

(i)    the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 16,659 in April, 11,124 in May, and 41,083 in June; and

(ii)   the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan 14,500 in April, 14,500 in May, and 14,500 in June.

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

Item 4.                  Submission of Matters to a Vote of Security Holders

Abbott Laboratories held its Annual Meeting of Shareholders on April 24, 2009.  The following is a summary of the matters voted on at that meeting.

(a)   The shareholders elected Abbott’s entire Board of Directors.  The persons elected to Abbott’s Board of Directors and the number of shares cast for and the number of shares withheld, with respect to each of these persons, were as follows:

Name	Votes For	Votes Withheld

Robert J. Alpern, M.D.	1,295,322,871	57,980,708
Roxanne S. Austin	1,284,440,924	68,862,655
William M. Daley	1,271,502,186	81,801,393
W. James Farrell	1,270,901,953	82,401,626
H. Laurance Fuller	1,271,975,958	81,327,621
William A. Osborn	1,271,271,737	82,031,842
The Rt. Hon. Lord Owen CH	1,285,484,754	67,818,825
W. Ann Reynolds, Ph.D.	1,278,043,508	75,260,071
Roy S. Roberts	1,284,378,435	68,925,144
Samuel C. Scott III	1,266,388,831	86,914,748
William D. Smithburg	1,265,230,480	88,073,099
Glenn F. Tilton	1,290,502,961	62,800,618
Miles D. White

1,276,098,138

77,205,441

(b)   The shareholders approved the Abbott Laboratories 2009 Incentive Stock Program.  The number of shares cast in favor of the approval of the Abbott Laboratories 2009 Incentive Stock Program, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

882,933,035	288,322,541	9,681,937	172,366,066

(c)   The shareholders approved the Abbott Laboratories 2009 Employee Stock Purchase Plan for Non-U.S. Employees.  The number of shares cast in favor of the approval of the Abbott Laboratories 2009 Employee Stock Purchase Plan for Non-U.S. Employees, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

1,089,023,206	84,906,019	7,027,616	172,346,738

(d)   The shareholders ratified the appointment of Deloitte & Touche LLP as Abbott’s auditors.  The number of shares cast in favor of the ratification of Deloitte & Touche LLP, the number against, and the number abstaining were as follows:

For	Against	Abstain

1,344,937,452	4,671,333	3,694,794

(e)   The shareholders rejected a shareholder proposal on animal testing.  The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

50,156,907	952,431,023	178,367,141	172,348,508

(f)    The shareholders rejected a shareholder proposal on health care principles. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

57,130,368	932,008,800	191,812,903	172,351,508

(g)   The shareholders rejected a shareholder proposal on advisory vote. The number of shares cast in favor of the shareholder proposal, the number against, the number abstaining, and the number of broker non-votes were as follows:

For	Against	Abstain	Broker Non-Vote

484,452,790	645,505,765	50,967,712	172,377,312

Item 6.                  Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: August 7, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	*Abbott Laboratories 2009 Incentive Stock Program, filed as Exhibit B to the Abbott Laboratories Definitive Proxy Statement on Schedule 14A dated March 13, 2009.**

10.2	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.3	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.4	*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.5	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.6	*Form of Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.7	*Form of Performance Restricted Stock Agreement, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.8	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.9	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.10	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.11	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.12	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.13	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and footnotes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 7, 2009, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; and (iii) Condensed Consolidated Balance Sheet.

*	Incorporated herein by reference. Commission file number 1-2189.
**	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.