Form 10-Q
period 2009-09-30
ABBOTT LABORATORIES
filed 2009-11-06
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, Abbott Laboratories had 1,546,738,426 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net Sales	$7,761,336	$7,497,660	$21,974,580	$21,577,284

Cost of products sold	3,360,187	3,352,869	9,425,106	9,433,641
Research and development	675,736	680,360	1,996,685	1,957,180
Acquired in-process research and development	—	—	—	97,256
Selling, general and administrative	2,085,660	2,067,914	6,180,857	6,138,264

Total Operating Cost and Expenses	6,121,583	6,101,143	17,602,648	17,626,341

Operating Earnings	1,639,753	1,396,517	4,371,932	3,950,943

Interest expense	134,612	125,014	395,771	405,317
Interest (income)	(38,413)	(55,313)	(108,334)	(159,117)
(Income) from the TAP Pharmaceutical Products Inc. joint venture	—	—	—	(118,997)
Net foreign exchange loss (gain)	6	17,156	28,834	37,849
Other (income) expense, net	(327,827)	(63,376)	(1,315,231)	(384,189)
Earnings Before Taxes	1,871,375	1,373,036	5,370,892	4,170,080
Taxes on Earnings	391,008	288,424	1,163,783	825,587

Net Earnings	$1,480,367	$1,084,612	$4,207,109	$3,344,493

Basic Earnings Per Common Share	$0.95	$0.70	$2.71	$2.17

Diluted Earnings Per Common Share	$0.95	$0.69	$2.70	$2.14

Cash Dividends Declared Per Common Share	$0.40	$0.36	$1.20	$1.08

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,546,291	1,545,639	1,546,493	1,543,605
Dilutive Common Stock Options and Awards	6,192	18,091	6,956	16,081

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,552,483	1,563,730	1,553,449	1,559,686

Outstanding Common Stock Options Having No Dilutive Effect	83,576	3,720	67,391	3,720

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30
	2009	2008
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,207,109	$3,344,493
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	886,364	830,844
Amortization of intangible assets	655,793	585,430
Share-based compensation	307,498	286,191
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	(797,130)	—
Gain on dissolution of the TAP Pharmaceutical Products Inc. joint venture	—	(94,248)
Acquired in-process research and development	—	97,256
Trade receivables	510,249	(3,396)
Inventories	(86,251)	(116,950)
Other, net	(241,089)	832,417
Net Cash From Operating Activities	5,442,543	5,762,037

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(843,601)	(1,023,132)
Acquisitions of businesses, net of cash acquired	(1,518,903)	(250,000)
Proceeds from sales of Boston Scientific common stock	—	318,645
Purchases of other investment securities, net	(2,895,691)	(755,450)
Other	(3,392)	(25,369)
Net Cash (Used in) Investing Activities	(5,261,587)	(1,735,306)

Cash Flow From (Used in) Financing Activities:
Proceeds from (repayments of) short-term debt and other	2,281,073	(1,379,968)
Proceeds from issuance of long-term debt	3,000,000	—
Repayments of long-term debt	(2,483,176)	(400,000)
Purchases of common shares	(825,386)	(1,073,127)
Proceeds from stock options exercised, including tax benefit	321,819	935,061
Dividends paid	(1,795,684)	(1,615,743)
Net Cash From (Used in) Financing Activities	498,646	(3,533,777)

Effect of exchange rate changes on cash and cash equivalents	84,291	(138,995)

Net Increase in Cash and Cash Equivalents	763,893	353,959
Cash and Cash Equivalents, Beginning of Year	4,112,022	2,456,384
Cash and Cash Equivalents, End of Period	$4,875,915	$2,810,343

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30	December 31
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$4,875,915	$4,112,022
Investments, primarily time deposits and certificates of deposit	3,819,237	967,603
Trade receivables, less allowances of $302,984 in 2009 and $263,632 in 2008	5,474,987	5,465,660
Inventories:
Finished products	2,234,032	1,545,950
Work in process	600,333	698,140
Materials	587,315	531,759
Total inventories	3,421,680	2,775,849
Prepaid expenses, deferred income taxes, and other receivables	3,824,023	3,721,425
Total Current Assets	21,415,842	17,042,559
Investments	1,110,767	1,073,736
Property and Equipment, at Cost	16,134,523	15,188,673
Less: accumulated depreciation and amortization	8,612,124	7,969,507
Net Property and Equipment	7,522,399	7,219,166
Intangible Assets, net of amortization	5,913,066	5,151,106
Goodwill	12,538,941	9,987,361
Deferred Income Taxes and Other Assets	1,345,805	1,945,276
	$49,846,820	$42,419,204
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,042,619	$1,691,069
Trade accounts payable	1,394,952	1,351,436
Salaries, dividends payable, and other accruals	5,831,367	5,787,118
Income taxes payable	1,184,353	805,397
Obligation in connection with conclusion of the TAP Pharmaceutical Products Inc. joint venture	36,105	915,982
Current portion of long-term debt	35,111	1,040,906
Total Current Liabilities	12,524,507	11,591,908

Long-term Debt	11,576,556	8,713,327
Post-employment Obligations and Other Long-term Liabilities	4,371,007	4,595,278
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value
Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value
Authorized - 2,400,000,000 shares
Issued at stated capital amount -
Shares: 2009: 1,608,466,460; 2008: 1,601,580,899	8,005,560	7,444,411
Common shares held in treasury, at cost -
Shares: 2009: 61,728,034; 2008: 49,147,968	(3,321,727)	(2,626,404)
Earnings employed in the business	16,152,254	13,825,383
Accumulated other comprehensive income (loss)	498,968	(1,163,839)
Total Abbott Shareholders’ Investment	21,335,055	17,479,551
Noncontrolling Interests in Subsidiaries	39,695	39,140
Total Equity	21,374,750	17,518,691
	$49,846,820	$42,419,204

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2008.  Events that occurred after September 30, 2009 through the date that these financial statements have been filed with the Securities and Exchange Commission were considered in the preparation of these financial statements.

On January 1, 2009, Abbott adopted SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” and, accordingly, noncontrolling interests in subsidiaries are presented as a component of total equity as of September 30, 2009 and December 31, 2008.

Note 2 — Supplemental Financial Information

Effective January 1, 2009, Abbott adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which requires that unvested restricted stock units that contain non-forfeitable rights to dividends be treated as participating securities and be included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and nine months ended September 30, 2009 were $1.476 billion and $4.196 billion, respectively.  Net earnings allocated to common shares in 2008 were not significantly different than net earnings.

Other (income) expense, net, for the third quarter and first nine months of 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties.  Other (income) expense, net, for the first nine months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture as discussed in Note 9 and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the third quarter and first nine months of 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.  In connection with the dissolution of the TAP joint venture, Abbott recorded a gain of approximately $95 million in the first nine months of 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the nine months ended September 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.

Supplemental Cash Flow Information — Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million and $200 million, respectively.  Other, net in Net cash from operating activities for 2008 also reflects increased accruals for cost improvement initiatives and payroll related obligations.

Purchases of other investment securities, net in 2009 and 2008 reflects the acquisition of short-term investments with original maturities of over three months.

The components of long-term investments as of September 30, 2009 and December 31, 2008 are as follows:

	September 30	December 31
(dollars in millions)	2009	2008
Equity securities	$171	$147
Note receivable from Boston Scientific, 4% interest, due in 2011	876	865
Other	64	62
Total	$1,111	$1,074

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In October 2009, the district court overturned the jury’s finding that Abbott’s infringement was willful, but denied Abbott’s request to overturn the jury’s verdict on validity, infringement, and damages.  Abbott will appeal the jury’s verdict.  Abbott is confident in the merits of its case and believes that it will prevail on appeal.  As a result, no reserves have been recorded in this case.  Abbott’s acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded a reserve.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $230 million to $385 million.  The recorded reserve balance at September 30, 2009 for these proceedings and exposures was approximately $285 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB Accounting Standards Codification No. 450, “Contingencies.”

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

In the third quarter 2009, Abbott and Medtronic, Inc. reached a settlement resolving all outstanding intellectual property litigation between the two parties.  Under the terms of the settlement, Medtronic paid Abbott $400 million.  The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits.  In connection with the settlement, Abbott recognized a gain of $287 million which is included in Other (income) expense, net.  The remaining amounts will be recognized as royalty income as earned.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost — benefits earned during the period	$61	$55	$181	$170	$10	$10	$33	$33
Interest cost on projected benefit obligations	89	86	277	256	19	21	71	69
Expected return on plans’ assets	(128)	(120)	(383)	(359)	(6)	(9)	(18)	(25)
Net amortization	12	7	49	25	(2)	(1)	7	5
Net Cost	$34	$28	$124	$92	$21	$21	$93	$82

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2009 and 2008, $700 million and $200 million, respectively, was contributed to the main domestic defined benefit plan and $13 million and $65 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in millions)	2009	2008	2009	2008
Foreign currency translation gain (loss) adjustments	$485	$(690)	$1,649	$(257)
Unrealized gains (losses) on marketable equity securities	8	1	11	(26)
Amortization of net actuarial losses and prior service cost and credits	8	6	38	22
Net adjustments for derivative instruments designated as cash flow hedges	5	6	(35)	2
Other comprehensive income (loss), net of tax	506	(677)	1,663	(259)
Net Earnings	1,480	1,085	4,207	3,344
Comprehensive Income	$1,986	$408	$5,870	$3,085

			Sept. 30	Dec. 31
			2009	2008
Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(2,389)	$(740)
Cumulative unrealized (gains) on marketable equity securities			(28)	(17)
Net actuarial losses and prior service cost and credits			1,863	1,901
Cumulative losses on derivative instruments designated as cash flow hedges			55	20

Notes to Condensed Consolidated Financial Statements

September 30, 2009

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30		September 30		September 30		September 30
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008
Pharmaceutical Products	$4,055	$4,121	$11,637	$12,098	$1,547	$1,513	$4,406	$4,400
Nutritional Products	1,386	1,262	3,851	3,606	241	200	636	576
Diagnostic Products	909	911	2,603	2,679	116	99	306	253
Vascular Products	666	636	1,968	1,578	147	91	445	107
Total Reportable Segments	7,016	6,930	20,059	19,961	2,051	1,903	5,793	5,336
Other	745	568	1,916	1,616
Net Sales	$7,761	$7,498	$21,975	$21,577
Corporate functions and benefit plans costs					(63)	(70)	(264)	(280)
Non-reportable segments					47	37	219	150
Net interest expense					(96)	(70)	(287)	(246)
Acquired in-process research and development					—	—	—	(97)
Income from the TAP Pharmaceutical Products Inc. joint venture					—	—	—	119
Share-based compensation (a)					(63)	(66)	(307)	(286)
Other, net (b)					(5)	(361)	217	(526)
Consolidated Earnings Before Taxes					$1,871	$1,373	$5,371	$4,170

(a)	Approximately 40 to 45 percent of the annual cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)

Other, net, for the third quarter and nine months ended September 30, 2009, includes a $287 gain from a patent litigation settlement. Other, net, for the nine months ended September 30, 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

Note 8 — Incentive Stock Programs

In the first nine months of 2009, Abbott granted 1,726,900 stock options, 896,353 replacement stock options, 1,277,400 restricted stock awards and 5,468,672 restricted stock units under these programs.  In addition, 2,899,411 options were issued in connection with the conversion of Advanced Medical Optics, Inc. options to Abbott options.   At September 30, 2009, approximately 220 million shares were reserved for future grants, including 175 million shares authorized by Abbott’s shareholders in April 2009.  Information regarding the number of options outstanding and exercisable at September 30, 2009 is as follows:

	Outstanding	Exercisable
Number of shares	123,747,202	103,461,364
Weighted average remaining life (years)	6.1	5.6
Weighted average exercise price	$49.77	$48.84
Aggregate intrinsic value (in millions)	$354	$353

The total unrecognized share-based compensation cost at September 30, 2009 amounted to approximately $285 million which is expected to be recognized over the next three years.

Note 9 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made tax-deductible payments of $83 million in 2009 and $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $36 million in 2010.  In the first quarter of 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.  The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the nine months ended September 30, 2008 are as follows: (dollars in millions)

Net sales	$853
Cost of sales	229
Income before taxes	356
Net earnings	238

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

Note 10 — Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date.  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (dollars in billions).  These allocations will be finalized when valuations are completed.

Goodwill, non-deductible	$1.7
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.4
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

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

Abbott incurred approximately $73 million of acquisition-related expenses in the first nine months of 2009 which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development in the first nine months of 2008.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

On October 20, 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients.  It is anticipated that a substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development, amortizable intangible assets and goodwill.

On October 30, 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million upon completion of certain regulatory milestones.  Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve.  It is anticipated that a substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development, amortizable intangible assets and goodwill.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

In September 2009, Abbott announced an agreement to acquire Solvay’s pharmaceuticals business for EUR 4.5 billion  (approximately $6.6 billion), in cash, plus additional payments of up to EUR 300 million if certain sales milestones are met. This acquisition will provide Abbott with a large and complementary portfolio of pharmaceutical products and a significant presence in key global emerging markets and will add approximately $500 million to Abbott’s research and development spending.  The transaction is expected to close in the first quarter of 2010.  Full year sales for the acquired business are forecast to be approximately $3 billion in 2010.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $79 million and $129 million at September 30, 2009 and December 31, 2008, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of September 30, 2009 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2009 and December 31, 2008, Abbott held $7.0 billion and $8.3 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries of approximately $587 million and approximately $585 million as of September 30, 2009 and December 31, 2008, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $5.5 billion and $2.5 billion at September 30, 2009 and December 31, 2008, respectively, to manage its exposure to changes in the fair value of fixed-rate debt due 2011 through 2019.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2009 or 2008 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2009 and December 31, 2008:

	Fair Value - Assets			Fair Value - Liabilities
	Sept. 30	Dec. 31		Sept. 30	Dec. 31
(dollars in millions)	2009	2008	Balance Sheet Caption	2009	2008	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$115	$170	Deferred income taxes and other assets	$77	$—	Post-employment obligations and other long-term liabilities

Foreign currency forward exchange contracts —
Hedging instruments	—	—	Prepaid expenses, deferred income	8	7	Salaries, dividends payable and
Others not designated as hedges	52	148	taxes, and other receivables	71	93	other accruals

Debt designated as a hedge of net investment in certain foreign subsidiaries	—	—		587	585	Short-term borrowings
	$167	$318		$743	$685

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in certain foreign subsidiaries and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2009 and 2008 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2009 and 2008 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(dollars in millions)	2009	2008	2009	2008	2009	2008	2009	2008	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(36)	$—	$(53)	$(6)	$(15)	$(3)	$(20)	$(7)	Cost of products sold

Debt designated as a hedge of net investment in certain foreign subsidiaries	(32)	(3)	—	(126)	—	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	196	23	(132)	(9)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	8	(524)	(3)	(479)	Net foreign exchange loss (gain)

The carrying values and fair values of certain financial instruments as of September 30, 2009 and December 31, 2008 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30 2009		December 31 2008
	Carrying	Fair	Carrying	Fair
(dollars in millions)	Value	Value	Value	Value
Long-term Investments:
Available-for-sale equity securities	$171	$171	$147	$147
Note receivable	876	903	865	824
Other	64	61	62	56
Total Long-term Debt	(11,612)	(12,557)	(9,754)	(10,458)
Foreign Currency Forward Exchange Contracts:
Receivable position	52	52	148	148
(Payable) position	(79)	(79)	(100)	(100)
Interest Rate Hedge Contracts:
Receivable position	115	115	170	170
(Payable) position	(77)	(77)	—	—

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2009:
Equity and other securities	$119	$88	$—	$31
Interest rate swap derivative financial instruments	115	—	115	—
Foreign currency forward exchange contracts	52	—	52	—
Total Assets	$286	$88	$167	$31

Fair value of hedged long-term debt	$5,538	$—	$5,538	$—
Interest rate swap derivative financial instruments	77	—	77	—
Foreign currency forward exchange contracts	79	—	79	—
Total Liabilities	$5,694	$—	$5,694	$—

December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Interest rate swap derivative financial instruments	170	—	170	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$462	$105	$328	$29

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—
Total Liabilities	$2,770	$—	$2,770	$—

The recorded value of investments that are valued using significant unobservable inputs did not change significantly.  Changes in these values are recorded in Accumulated other comprehensive income.

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited), continued

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $1.8 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  In connection with the dissolution of the TAP Pharmaceutical Products Inc. (TAP) joint venture in 2008, Abbott recorded approximately $350 million of goodwill.  In the third quarter of 2008, Abbott paid $250 million to Boston Scientific as a result of the FDA’s approval to market the Xience V drug-eluting stent in the U.S., resulting in an increase in goodwill.  Goodwill related to the Ibis acquisition was allocated to the Diagnostic Products segment, goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment and goodwill related to TAP was allocated to the Pharmaceutical Products segment.  Foreign currency translation adjustments and other adjustments increased goodwill in the first nine months of 2009 and 2008 by approximately $725 million and $2 million, respectively.  The amount of goodwill related to reportable segments at September 30, 2009 was $6.5 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $385 million for the Diagnostic Products segment and $2.4 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.7 billion as of September 30, 2009 and $9.4 billion as of December 31, 2008, and accumulated amortization was $4.8 billion as of September 30, 2009 and $4.2 billion as of December 31, 2008.  The estimated annual amortization expense for intangible assets is approximately $851 million in 2009, $864 million in 2010, $850 million in 2011, $836 million in 2012 and $681 million in 2013. Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Note 13 — Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $38 million were recorded in the first nine months of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(10)
Accrued balance at September 30	$101

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $26 million and $61 million were subsequently recorded in the first nine months of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	114	36
Payments and other adjustments	(52)	(85)
Accrued balance at September 30	$167	$145

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended September 30				Nine Months Ended September 30
(dollars in millions)	2009	Percent Change	2008	Percent Change	2009	Percent Change	2008	Percent Change
Pharmaceutical Products	$4,055	(1.6)	$4,121	16.7	$11,637	(3.8)	$12,098	15.9
Nutritional Products	1,386	9.8	1,262	14.5	3,851	6.8	3,606	12.7
Diagnostic Products	909	(0.3)	911	15.3	2,603	(2.8)	2,679	16.5
Vascular Products	666	4.7	636	57.9	1,968	24.8	1,578	26.6
Total Reportable Segments	7,016	1.2	6,930	19.0	20,059	0.5	19,961	16.2
Other	745	31.4	568	2.9	1,916	18.6	1,616	6.9
Net Sales	$7,761	3.5	$7,498	17.6	$21,975	1.8	$21,577	15.4

Total U.S.	$3,621	(1.7)	$3,683	17.9	$10,186	0.5	$10,135	9.2

Total International	$4,140	8.5	$3,815	17.3	$11,789	3.0	$11,442	21.6

Worldwide sales for the third quarter and the first nine months of 2009 compared to 2008 reflect the negative effect of a relatively stronger U.S. dollar.  Excluding 4.9 percent and 6.3 percent of unfavorable exchange for the third quarter and first nine months of 2009, net sales increased 8.4 percent and 8.1 percent, respectively, which reflects primarily unit growth.  The relatively stronger U.S. dollar decreased third quarter 2009 Total International sales by 9.6 percent, Pharmaceutical Products segment sales by 5.5 percent, Nutritional Products segment sales by 3.3 percent, Diagnostic Products segment sales by 6.1 percent and Vascular Products segment sales by 3.3 percent over the third quarter of 2008.  The relatively stronger U.S. dollar decreased the first nine months 2009 Total International sales by 11.9 percent, Pharmaceutical Products segment sales by 6.8 percent, Nutritional Products segment sales by 4.2 percent, Diagnostic Products segment sales by 8.0 percent and Vascular Products segment sales by 5.3 percent over the first nine months of 2008.  Worldwide sales for the third quarter and nine months 2008 compared to 2007 reflect unit growth and the positive effect of the relatively weaker U.S. dollar.  The relatively weaker U.S. dollar increased third quarter 2008 consolidated net sales by 4.7 percent, Total International sales by 9.2 percent, Pharmaceutical Products segment sales by 4.8 percent, Nutritional Products segment sales by 2.6 percent, Diagnostic Products segment sales by 7.5 percent and Vascular Products segment sales by 5.4 percent over the third quarter of 2007.  The relatively weaker U.S. dollar also increased the first nine months 2008 consolidated net sales by 5.4 percent, Total International sales by 10.7 percent, Pharmaceutical Products segment sales by 5.6 percent, Nutritional Products segment sales by 3.1 percent, Diagnostic Products segment sales by 8.2 percent and Vascular Products segment sales by 5.6 percent over the first nine months of 2007.  The sales growth in 2009 and 2008 for the Vascular Products segment was impacted by the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The sales growth in 2009 for the Pharmaceutical Products segment and Total U.S. sales in 2009 was impacted by decreased sales of Depakote due to generic competition.  The increase in Other sales for the third quarter and first nine months of 2009 is primarily due to the acquisition of Advanced Medical Optics, Inc. on February 25, 2009.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Nine Months Ended September 30
		Percent		Percent
(dollars in millions)	2009	Change	2008	Change
Pharmaceutical Products —
U.S. Specialty	$3,295	(10.7)	$3,691	21.2
U.S. Primary Care	2,141	(1.2)	2,166	(4.8)
International Pharmaceuticals	5,589	1.2	5,521	25.5

Nutritional Products —
U.S. Pediatric Nutritionals	947	1.3	935	2.9
International Pediatric Nutritionals	1,115	13.4	984	24.3
U.S. Adult Nutritionals	946	9.2	866	8.7
International Adult Nutritionals	800	—	800	18.1

Diagnostics —
Immunochemistry	2,042	(4.3)	2,135	16.3

Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009.  This was partially offset by increased sales of HUMIRA and by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008.  U.S. sales of Depakote for the first nine months of 2009 and 2008 were $257 million and $1.0 billion, respectively.  Increased sales of HUMIRA and the addition of Lupron sales accounted for the majority of the sales increases for U.S. Specialty products in 2008.  U.S. Primary Care sales in both 2009 and 2008 were impacted by decreased sales of Omnicef and Synthroid due to generic competition, partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2009 and 2008.  International sales of HUMIRA for the first nine months of 2009 and 2008 were $2.081 billion and $1.666 billion, respectively.  Abbott raised its forecast of 2009 worldwide HUMIRA sales growth to 18 to 20 percent. Excluding the impact of exchange, Abbott forecasts 2009 HUMIRA sales growth of 28 to 30 percent.  The relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 13.4 percent and the relatively weaker U.S. dollar increased International Pharmaceutical sales in 2008 by 12.2 percent.  International Pediatric Nutritionals sales increases in 2009 and 2008 were due primarily to volume growth in developing countries.  The relatively stronger U.S. dollar decreased International Adult Nutritionals sales in 2009 by 10.6 percent and the relatively weaker U.S. dollar increased International Adult Nutritionals sales in 2008 by 8.1 percent.   The relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 8.6 percent and the relatively weaker U.S. dollar increased Immunochemistry sales in 2008 by 9.1 percent.

The gross profit margin was 56.7 percent for the third quarter 2009 compared to 55.3 percent for the third quarter 2008.  First nine months 2009 gross profit margin was 57.1 percent compared to 56.3 percent for the first nine months 2008.  The increases in the gross profit margin in 2009 were due, in part, to improved margins in the vascular and diagnostics businesses; partially offset by the negative impact from lower sales of Depakote and the unfavorable effect of exchange in the third quarter 2009 on the gross profit margin ratio.

Research and development expenses decreased 0.7 percent in the third quarter 2009 and increased 2.0 percent in the first nine months 2009 over comparable 2008 periods.  These changes reflect the favorable effect of exchange rates.  Excluding the effect of the exchange, research and development expenses increased 1.2 percent and 4.5 percent for the third quarter 2009 and first nine months of 2009, respectively.  These increases, excluding the effect of exchange, reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures is concentrated on pharmaceutical products.

Selling, general and administrative expenses increased 0.9 percent in the third quarter 2009 and 0.7 percent for the first nine months of 2009 over the comparable 2008 periods.   These changes reflect the favorable effect of exchange rates which was offset by expenses relating to the acquisition of Advanced Medical Optics, Inc, and the settlement of litigation in the first nine months of 2009.  Excluding the effect of the charges and exchange, selling, general and administrative expenses increased 3.5 percent and 3.3 percent for the third quarter 2009 and first nine months of 2009, respectively.

FINANCIAL REVIEW

(continued)

Business Acquisitions

In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO), a marketer of ophthalmic surgical technology and devices, as well as eye care solutions for approximately $1.4 billion in cash, net of cash held by AMO.  Prior to the acquisition, Abbott held a small investment in AMO.  Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO’s premier position in its field.  Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date.  The acquisition was financed with long-term debt.  The preliminary allocation of the fair value of the acquisition is shown in the table below (dollars in billions).  These allocations will be finalized when valuations are completed.

Goodwill, non-deductible	$1.7
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development	0.2
Acquired net tangible assets	0.4
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)
Total preliminary allocation of fair value	$1.4

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

Abbott incurred approximately $73 million of acquisition-related expenses in the first nine months of 2009 which are classified as Selling, general and administrative expense.  In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease.  Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.  A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which will be accounted for as an indefinite lived intangible asset until regulatory approval or discontinuation.  The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development in the first nine months of 2008.  In connection with the acquisition, the carrying amount of this investment was revalued to fair value in the first quarter of 2009 resulting in recording $33 million of income, which is reported as Other (income) expense, net.

On October 20, 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients.  It is anticipated that a substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development, amortizable intangible assets and goodwill.

On October 30, 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million upon completion of certain regulatory milestones.  Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve.  It is anticipated that a substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development, amortizable intangible assets and goodwill.

Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

In September 2009, Abbott announced an agreement to acquire Solvay’s pharmaceuticals business for EUR 4.5 billion  (approximately $6.6 billion), in cash, plus additional payments of up to EUR 300 million if certain sales milestones are met. This acquisition will provide Abbott with a large and complementary portfolio of pharmaceutical products and a significant presence in key global emerging markets and will add approximately $500 million to Abbott’s research and development spending.  The transaction is expected to close in the first quarter of 2010.  Full year sales for the acquired business are forecast to be approximately $3 billion in 2010.

FINANCIAL REVIEW

(continued)

Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Additional charges of approximately $38 million were recorded in the first nine months of 2009 relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

2009
Accrued balance at January 1	$110
Restructuring charges	1
Payments and other adjustments	(10)
Accrued balance at September 30	$101

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Additional charges of $26 million and $61 million were subsequently recorded in the first nine months of 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2009	2008
Accrued balance at January 1	$105	$194
Restructuring charges	114	36
Payments and other adjustments	(52)	(85)
Accrued balance at September 30	$167	$145

Interest Expense (Income)

Interest expense increased in the third quarter due to higher debt levels related to the acquisition of Advanced Medical Optics, Inc. and decreased in the first nine months of 2009 due to lower interest rates partially offset by increased debt levels related to the acquisition of Advanced Medical Optics, Inc.  Interest income decreased in the third quarter and the first nine months of 2009 due to lower interest rates.

Conclusion of TAP Pharmaceutical Products Inc. Joint Venture

On April 30, 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture.  Abbott exchanged its 50 percent equity interest in TAP for the assets, liabilities and employees related to TAP’s Lupron business.  Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture.  Abbott receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.  Abbott also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda.  These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion.  Of the $1.1 billion, Abbott made tax-deductible payments of $83 million in 2009 and $200 million in 2008 and Abbott will make a tax-deductible payment of approximately $36 million in 2010.  In the first quarter of 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.  The 50 percent-owned joint venture was accounted for under the equity method of accounting.  Summarized financial information for TAP for the nine months ended September 30, 2008 are as follows: (dollars in millions)

Net sales	$853
Cost of sales	229
Income before taxes	356
Net earnings	238

FINANCIAL REVIEW

(continued)

Other (income) expense, net

Other (income) expense, net, for the third quarter and first nine months of 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties.  Other (income) expense, net, for the first nine months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture as discussed above and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the third quarter and first nine months of 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.  In connection with the dissolution of the TAP joint venture, Abbott recorded a gain of approximately $95 million in the first nine months of 2008, which is included in Other (income) expense, net.  Other (income) expense, net for the nine months ended September 30, 2008 also includes a gain of approximately $52 million on the sale of an equity investment accounted for as an available-for-sale investment.

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

Liquidity and Capital Resources at September 30, 2009 Compared with December 31, 2008

Net cash from operating activities for the first nine months 2009 totaled approximately $5.4 billion. Other, net in Net cash from operating activities for 2009 and 2008 includes the effects of contributions to the main domestic defined benefit plan of $700 million and $200 million, respectively.  Other, net in Net cash from operating activities for 2008 also reflects increased accruals for cost improvement initiatives and payroll related obligations.  Purchases of other investment securities, net in 2009 and 2008 reflects the acquisition of short-term investments with original maturities of over three months.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Solvay’s pharmaceuticals business will be funded with current cash and short-term investments.

Working capital was $8.9 billion at September 30, 2009 and $5.5 billion at December 31, 2008.

At September 30, 2009, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.3 billion that support commercial paper borrowing arrangements of which a $3.3 billion facility expires in October 2010 and a $3.0 billion facility expires in 2012.

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

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 14.5 million shares were purchased under this authorization in the first nine months of 2009 at a cost of approximately $800 million.  In the first nine months of 2008, Abbott purchased approximately 19.0 million of its common shares at a cost of approximately $1.1 billion under a prior authorization.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2009, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Abbott is involved in various claims, legal proceedings, and investigations, including (as of September 30, 2009, except as otherwise indicated) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements (also described in the second paragraph of this section) and the cases and investigations discussed in the third paragraph of such note, the resolution of which could be material to cash flows or results of operations.

In its Form 10-Q for the quarter ended June 30, 2009, Abbott reported that litigation is pending against Abbott in the United States District Court for the Eastern District of Texas, in which New York University (NYU) and Centocor, Inc. assert that Humira® infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In October 2009, the district court overturned the jury’s finding that Abbott’s infringement was willful, but denied Abbott’s request to overturn the jury’s verdict on validity, infringement, and damages.  Abbott will appeal the jury’s verdict.  Abbott is confident in the merits of its case and believes that it will prevail on appeal.

In its Form 10-Q for the quarter ended March 31, 2009, Abbott reported that it is seeking to enforce its patents rights relating to ritonavir/lopinavir tablets (a drug Abbott sells under the trademark Kaletra®) in cases pending against Matrix Laboratories, Inc., Matrix Laboratories, Ltd., and Mylan, Inc. in the United States District Courts for the Northern District of Illinois and for the District of Delaware.  After the defendants consented to jurisdiction in the United States District Court for the Northern District of Illinois, the case filed against the defendants in the United States District Court for the District of Delaware was voluntarily dismissed.

In its 2008 Form 10-K, Abbott reported that two cases are pending in the United States District Courts for the District of New Jersey: one brought by Johnson & Johnson, Inc. and Cordis Corporation, a wholly owned subsidiary of Johnson & Johnson, and one brought by Cordis Corporation and Wyeth.  In each case, the plaintiffs allege that the Xience V stent infringes certain of the plaintiff’s patents.  In September 2009, Wyeth, Cordis Corporation and Cordis LLC sued Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes an additional patent and seeking an injunction and an award of damages.  Abbott denies all substantive allegations.

The United States Department of Justice, through the Unites States Attorney for the Western District of Virginia, is investigating Abbott’s sales and marketing activities for Depakote.  The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	55,516	(1)	$45.179	0	$4,192,197,703	(2)
August 1, 2009 – August 31, 2009	46,835	(1)	$44.986	0	$4,192,197,703	(2)
September 1, 2009 – September 30, 2009	51,759	(1)	$47.027	0	$4,192,197,703	(2)
Total	154,110	(1)	$45.741	0	$4,192,197,703	(2)

(1)                      These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 41,016 in July, 32,335 in August, and 37,259 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan 14,500 in July, 14,500 in August, and 14,500 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                  On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

Item 6.    Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: November 6, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock and Asset Purchase Agreement among Solvay SA and the other Sellers (as defined in the Agreement) and Abbott Laboratories and the other Buyers (as defined in the Agreement), dated as of September 26, 2009.

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

101

The following financial statements and footnotes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 6, 2009, formatted in XBRL:(i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; and (iii) Condensed Consolidated Balance Sheet.

*	Incorporated herein by reference. Commission file number 1-2189.
**	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.