Form 10-K
period 2009-12-31
ABBOTT LABORATORIES
filed 2010-02-19
CIK 1800

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (847) 937-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☒            No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐            No ☒

The aggregate market value of the 1,492,249,135 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2009), was $70,195,399,310. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2010: 1,552,643,385

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 15, 2010.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable revenue segments: Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products.

        On February 15, 2010, Abbott completed its acquisition of the Solvay Group's pharmaceuticals business for EUR 4.5 billion (approximately $6.2 billion), in cash, plus additional payments of up to EUR 300 million if certain sales milestones are met. This acquisition will provide Abbott with a large and complementary portfolio of pharmaceutical products and a significant presence in key global emerging markets and will add approximately $500 million to Abbott's research and development spending.

        In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO) for approximately $1.4 billion in cash, net of cash held by AMO.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Pharmaceutical Products

        These products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed, and sold worldwide and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies.

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

  •
  the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®), and various forms of the antibiotic erythromycin, sold primarily as PCE® or polymercoated erythromycin, Erythrocin®, and E.E.S.®;

  •
  Zemplar®, for the prevention and treatment of secondary hyperparathyroidism associated with chronic kidney disease and Stage 5 treatment; and

  •
  Ogastro (lansoprazole), a proton pump inhibitor that is marketed outside of the United States and used principally for the short-term treatment of gastroesophageal reflux disease, duodenal ulcers, gastric ulcers, and erosive esophagitis.

        The Pharmaceutical Products segment directs its primary marketing efforts toward securing the prescription, or recommendation, of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers.

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

Diagnostic Products

        These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide to blood banks, hospitals, commercial laboratories, clinics, physicians' offices, alternate-care testing sites, and plasma protein therapeutic companies. The segment's products are generally marketed and sold directly from Abbott-owned distribution centers and public warehouses and third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. In January 2009, Abbott acquired Ibis Biosciences, Inc. for $175 million, in cash, to expand Abbott's position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay systems, including ARCHITECT®, AxSYM®, IMx®, Commander®, Abbott PRISM®, TDx®, and TDxFlx®;

  •
  chemistry systems such as ARCHITECT® c4000™, c8000®, and c16000®;

  •
  assays used for screening and/or diagnosis for drugs of abuse, cancer, therapeutic drug monitoring, fertility, physiological diseases, and infectious diseases such as hepatitis and HIV;

  •
  the m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG;

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

        The Diagnostic Products segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

Nutritional Products

        These products include a broad line of pediatric and adult nutritional products manufactured, marketed, and sold worldwide. These products are generally marketed and sold to institutions, wholesalers, retailers, health care facilities, government agencies, and third-party distributors from Abbott-owned distribution centers or third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        Principal products in the Nutritional Products segment include:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®Advance®, SimilacAdvance EarlyShield®, Similac®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Similac Go&Grow®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Isomil® Advance®, Isomil®, Isomil Go&Grow™, Alimentum®, Gain™, and Grow™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® High Protein, Glucerna®, ProSure™, PediaSure®, PediaSure® NutriPals®, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, and Nepro®; and

  •
  ZonePerfect® bars and the EAS family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Gain™, Grow™, PediaSure®, PediaSure® NutriPals®, Pedialyte®, Ensure®, ZonePerfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets.

        Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Vascular Products

        These products include a broad line of coronary, endovascular, and vessel closure devices for the treatment of vascular disease manufactured, marketed and sold worldwide. The segment's products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. On October 30, 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of percutaneous treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve.

        The principal products included in the Vascular Products segment are:

  •
  Xience Prime™ and Xience V®, drug-eluting stent systems developed on the Multi-Link Vision® platform;

  •
  Multi-Link 8™, Multi-Link Vision® and Multi-Link Mini Vision®, coronary metallic stents;

  •
  Voyager® balloon dilatation products;

  •
  Hi-Torque Balance Middleweight™ and Asahi coronary guidewires;

  •
  StarClose® and Perclose® vessel closure devices;

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV6™, carotid stent systems; and

  •
  MitraClip™, a percutaneous valve repair system.

        The Vascular Products segment's products are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

Other Products

        The principal products in Abbott's other businesses include blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including the FreeStyle® product line, and medical devices for the eye, including cataract surgery, lasik surgery, contact lens, and dry eye products. These products are mostly marketed worldwide and generally sold directly to wholesalers, government agencies, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring meters, contact lens care products, and dry eye products are also marketed and sold over-the-counter to consumers. These products are subject to competition in technological innovation, price, convenience of use, service, and product performance, and these products can be subject to rapid product obsolescence or regulatory changes. In October 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2010 to 2029, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira®), are material in relation to Abbott's business as a whole. The United States composition of matter (that is, compound) patents covering adalimumab will expire in December 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott's Pharmaceutical Products segment: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra® and Aluvia™), those related to fenofibrate (which is sold under the trademarks TriCor® and Trilipix®), and those related to niacin (which is sold under the trademarks Niaspan® and Simcor®). The United States composition of matter patent covering lopinavir will expire in 2016. The United States non-composition of matter patent covering lopinavir/ritonavir will expire in 2016. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2011, 2018, 2020, 2023, and 2025. The principal United States non-composition of matter patents covering the niacin products will expire in 2013, 2014, 2017, and 2018. Litigation related to the products listed above is discussed in Legal Proceedings on pages 15 through 18.

        Although the expiration of a composition of matter patent may lead to increased competition, in most cases Abbott owns or has a license to other patents that expire after the composition of matter patent related to particular formulations, uses, or processes for manufacturing the pharmaceutical. These non-composition of matter patents and Abbott's other intellectual property, along with such other factors as a competitor's need to obtain regulatory approvals prior to marketing a competitive product and the nature of the market, may allow Abbott to continue to have commercial advantages after the expiration of the composition of matter patent, including in some instances exclusivity.

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

Research and Development

        Abbott spent $2,743,733,000 in 2009, $2,688,811,000 in 2008, and $2,505,649,000 in 2007 on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2009 were approximately $16 million and $58 million, respectively. Capital and operating expenditures for pollution control in 2010 are estimated to be $8 million and $63 million, respectively.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at several locations in the United States, including Puerto Rico, under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. Abbott is also engaged in remediation at several other sites, some of which are owned by Abbott, in cooperation with the Environmental Protection Agency (EPA) or similar agencies. While it is not feasible to predict with certainty the final costs related to those investigations and remediation activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Employees

        Abbott employed approximately 73,000 persons as of December 31, 2009.

Regulation

        The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, both domestic and international, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions, including fines and penalties. In addition, governmental regulatory agencies require prescription drug and medical device manufacturers to pay fees, such as application, product, and establishment fees.

        Abbott is a party to a consent decree entered in 1999 that requires Abbott to ensure its diagnostics manufacturing processes in Lake County, Illinois conform to the U.S. Food and Drug Administration's (FDA) Quality System Regulation and restricts the sale in the United States of certain products in the

Diagnostic Products segment. In 2003, the FDA concluded that those operations were in substantial conformity with the Quality System Regulation.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare enters into contracts with private plans to negotiate prices for medicine delivered under Part D and must develop a competitive bid system for durable medical equipment, enteral nutrition products, and supplies. Under federal law, manufacturers must pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans. In addition, a majority of states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities.

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

        Abbott expects debate to continue during 2010 at all government levels over marketing, availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could change access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, create new fees for the pharmaceutical and medical device industries, or require additional reporting and disclosure.

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

        Abbott's corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott's audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on Abbott's investor relations website (www.abbottinvestor.com).

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

        Abbott faces increasing competition from lower-cost generic products. The expiration or loss of patent protection for a product typically is followed promptly by generic substitutes that may significantly reduce Abbott's sales for that product in a short amount of time. If Abbott's competitive position is compromised because of generics or otherwise, it could have a material adverse effect on its revenues, margins, business, and results of operations.

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

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products, and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls, or seizures of Abbott's products; a total or partial shutdown of production in one or more of Abbott's facilities while Abbott or Abbott's suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

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

  •
  political and economic instability;

  •
  price and currency exchange controls, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action;

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

  •
  Changes in or interpretations of laws and regulations including changes in accounting standards, taxation requirements, product marketing application standards, and environmental laws in domestic or foreign jurisdictions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2009, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical and Diagnostic Products
Alameda, California*	Non-Reportable
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico*	Medical Devices
Barceloneta, Puerto Rico	Pharmaceutical and Diagnostic Products
Brockville, Canada	Nutritional Products
Buenos Aires, Argentina	Pharmaceutical Products
Campoverde di Aprilia, Italy	Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England*	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Fairfield, California*	Nutritional Products
Granada, Spain	Nutritional Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Karachi, Pakistan	Pharmaceutical Products
Katsuyama, Japan	Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Ludwigshafen, Germany	Pharmaceutical Products
Milpitas, California*	Medical Devices
North Chicago, Illinois	Pharmaceutical Products
Ottawa, Ontario, Canada*	Diagnostic Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Pharmaceutical Products
Santa Clara, California	Diagnostic Products
Singapore	Nutritional Products
Sligo, Ireland	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Tlalpan, Mexico	Pharmaceutical Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Non-Reportable
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in nine other locations in the United States, including Puerto Rico, and in five other countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns six distribution centers. Abbott also has twenty United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Albuquerque, New Mexico; Carlsbad, California; Columbus, Ohio (two locations); Des Plaines, Illinois; Fairfield, California; Irving, Texas; Long Grove, Illinois; Milpitas, California; Mountain View, California; North Chicago, Illinois; Princeton, New Jersey; Redwood City, California; Santa Ana, California; Santa Clara, California; South Irvine, California; Temecula, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Canada, China, Germany, Ireland, Japan, the Netherlands, Singapore, South Africa, Spain, Sweden, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2010) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except where noted below.

        A case is pending against Abbott in which New York University (NYU) and Centocor, Inc. assert that adalimumab (a drug Abbott sells under the trademark Humira®) infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages. In October 2009, the United States District Court for the Eastern District of Texas overturned the jury's finding that Abbott's infringement was willful, but denied Abbott's request to overturn the jury's verdict on validity, infringement, and damages. In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest. In December 2009, Centocor filed a separate action seeking enhanced damages and interest for the continuing sale of Humira® after the jury verdict. In December 2009, Abbott filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. Abbott is confident in the merits of its case and believes that it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows or results of operations.

        As previously reported, a case brought by the University of Iowa in June 2009 was pending against Abbott in the United States District Court for the Southern District of Iowa alleging that Humira® infringed two University of Iowa patents. In November 2009, the parties settled the case and it was dismissed with prejudice.

        In response to a patent infringement action filed in December 2008 by Bayer HealthCare LLC (Bayer) in the United States District Court for the Eastern District of Texas, in January 2009 Abbott filed an action against Bayer in the United States District Court for the District of Massachusetts seeking a declaration that Humira® does not infringe Bayer's patent and that Bayer's patent is invalid and unenforceable. The Massachusetts court consolidated the Texas case with the Massachusetts proceeding. Bayer seeks damages, including treble damages, but does not seek injunctive relief. In November 2009, Bayer filed infringement actions in the Court of the Hague in the Netherlands and in the District Court in Dusseldorf, Germany, asserting that Humira® infringes Bayer's patent and seeking damages, but not an injunction.

        In December 2009, Abbott, Fournier Industrie et Sante, and Laboratories Fournier, S.A. (Fournier) settled the case brought by twenty-six State Attorneys General, State of Florida, et al. (filed in March 2008). Twenty-four of the twenty-six State Attorneys General are parties to the settlement and two State Attorneys General voluntarily dismissed their claims against the defendants.

        Several cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending against Abbott that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, the United States Department of Justice, state Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys' fees. The federal court cases have been consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. MDL 1456 includes: (a) a civil whistle-blower suit brought by the United States Department of Justice, filed in the United States District Court for the Southern District of Florida in May 2006; (b) a civil whistle-blower suit brought by Ven-A-Care of the Florida Keys, Inc., unsealed against Abbott in August 2007 and in which the United States declined to intervene; (c) two state Attorneys General suits, filed in August 2006 (State of South Carolina) and July 2009 (State of Mississippi on behalf of its state health plan); and (d) a purported class action case in which the plaintiffs seek to certify nationwide classes of Medicare Part B consumers and third party payors and other consumers, filed in June 2003. Eighteen named defendants, including Abbott, collectively settled this case, subject to final approval of the district court. In addition, several cases are pending against Abbott in state courts: Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; County of Erie, filed in March 2005 in the Supreme Court of Erie County, New York; State of Mississippi, filed in October 2005 in the Circuit Court of Rankin County, Mississippi; State of Hawaii, filed in April 2006 in the First Circuit Court of Hawaii; County of Oswego, filed in August 2006 in the Supreme Court of Oswego County, New York; County of Schenectady, filed in August 2006 in the Supreme Court of Schenectady County, New York; State of South Carolina (on behalf of its state health plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County, South Carolina; State of Alaska, filed in October 2006 in the Superior Court for the Third Judicial District in Anchorage, Alaska; State of Idaho, filed in January 2007 in the District Court of the Fourth Judicial District in Ada County, Idaho; State of Utah, filed in November 2007 in the Third Judicial District in Salt Lake County, Utah; and State of Kansas, filed in October 2008 in the District Court of Wyandotte County, Kansas. In 2009, Abbott settled State of West Virginia, filed in October 2001 in the Circuit Court of Kanawha County, West Virginia, and State of Alabama, filed in January 2005 in the Circuit Court of Montgomery County, Alabama. While it is not feasible to predict with certainty the outcome of the proceedings and investigations related to pricing information for drugs reimbursable under Medicare and Medicaid, their ultimate resolution could be material to cash flows or results of operations for a quarter.

        Four cases are pending against Abbott in the United States District Court for the Northern District of California that allege antitrust violations in connection with the 2003 Norvir re-pricing: (a) a consolidated class action filed on behalf of all direct purchasers by three individual plaintiffs, Meijer, Inc., filed in November 2007, Louisiana Wholesale Drug Company, Inc., filed in December 2007, and Rochester Drug Co-Operative, Inc., filed in November 2007; (b) two cases filed on behalf of director purchaser class opt-outs, Rite Aid, Inc., filed in December 2007 and Safeway, Inc., filed in October 2007; and (c) one case filed by a competitor, GlaxoSmithKline, filed in November 2007. All of the cases have been consolidated for discovery and trial. The plaintiffs seek damages, injunctive relief, and costs.

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

        The United States Department of Justice, through the Unites States Attorney for the Western District of Virginia, is investigating Abbott's sales and marketing activities for Depakote. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.

        The United States Department of Justice, through the United States Attorney for the District of Massachusetts, is investigating the sales and marketing activities of Abbott's and other companies' biliary stent products. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.

        In 2007, Johnson & Johnson, Inc. and Cordis Corporation, a wholly-owned subsidiary of Johnson & Johnson (collectively Johnson & Johnson), filed suits against Abbott in the United States District Court for the District of New Jersey asserting infringement of four Johnson & Johnson patents by Abbott's Xience V stent and seeking an injunction, an award of damages, and a determination of willful infringement. In January 2010, the court issued an Order of Judgment finding that Johnson & Johnson's four patents are invalid and dismissing the suits against Abbott. In January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes three additional patents and seeking an injunction, an award of damages, and a determination of willful infringement. In September 2009, Wyeth, Cordis Corporation and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes an additional patent and seeking an injunction and an award of damages. Abbott denies all substantive allegations in each remaining case.

        A case is pending against Abbott in the United States District Court for the Eastern District of Texas brought in July 2008 by Wall Cardiovascular Technologies, LLC in which it asserts that Abbott's Xience V stent infringes a patent. Wall seeks an injunction, damages, and enhanced damages for alleged willful infringement. Abbott asserts that the patent is not infringed, invalid, and unenforceable.

        In December 2008, Medinol Limited sued Abbott in the High Court of Ireland, the District Court in The Hague, Netherlands, and the Regional Court in Dusseldorf, Germany asserting that Abbott's Vision and Xience V stents infringe one of its European stent design patents and seeking damages and injunctions. Medinol has since accused Abbott's Multi-Link 8 and Xience Prime stents of infringement. In Ireland, Abbott asserts that Medinol's patent is invalid and not infringed. In December 2009, the Dutch court found that Abbott's Vision and Xience V stents do not infringe Medinol's patent. In Germany,

Medinol further asserts that Abbott's Vision, Xience V, Penta, Xience Prime, Multi-Link 8, and Zeta stents infringe two Medinol German stent design patents and one Medinol German stent design utility model. Abbott initiated an action in the German patent court asserting that its stents do not infringe Medinol's patents and seeking a declaration that Medinol's patents are invalid. Abbott also initiated an action in the High Court of Justice in the United Kingdom asserting that Abbott's stents do not infringe Medinol's patent and seeking a declaration that Medinol's patent is invalid. Abbott denies all substantive allegations in each remaining case.

        Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®). In a case filed in the United States District Court for the Northern District of Illinois in February 2008, Abbott and the patent owner, Laboratories Fournier, S.A. (Fournier), allege infringement of three patents and seek injunctive relief against Teva Pharmaceuticals USA Inc. In November 2009, the parties reached a settlement and this case was dismissed. In a second case filed in the Northern District of Illinois in November 2008, Abbott and Fournier allege infringement of the three patents and seek injunctive relief against Biovail Laboratories International SRL. This case has been transferred to the United States District Court for the District of New Jersey. In a third case filed in the United States District Court for the District of New Jersey in March 2009, Abbott and Fournier allege that Lupin Pharmaceuticals and Lupin Limited's proposed generic products infringe the three patents and seek declaratory and injunctive relief. In a fourth case filed in the United States District Court for the District of New Jersey in October 2009, Abbott and Fournier allege infringement of the three patents and seek injunctive relief against Impax Laboratories.

        Abbott is seeking to enforce its patents rights relating to ritonavir/lopinavir tablets (a drug Abbott sells under the trademark Kaletra®). In cases filed in the United States District Courts for the Northern District of Illinois and for the District of Delaware in March 2009, Abbott alleges that Matrix Laboratories, Inc., Matrix Laboratories, Ltd., and Mylan, Inc.'s proposed generic products infringe Abbott's patents and seeks declaratory and injunctive relief. Upon Matrix's motion, the court granted a five-year stay of the litigation unless good cause to lift the stay is shown.

        Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®). In a case pending in the United States District Courts for the District of Delaware in March 2009, Abbott alleges that Lupin Pharmaceuticals and Lupin Limited's proposed generic products infringe Abbott's patents and seeks declaratory and injunctive relief.

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

        Abbott's executive officers, their ages as of February 19, 2010, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 54

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Richard W. Ashley, 66

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

Olivier Bohuon, 51

  2009 to present — Executive Vice President, Pharmaceutical Products.

  2008 to 2009 — Senior Vice President, International Pharmaceuticals.

  2006 to 2008 — Senior Vice President, International Operations.

  2003 to 2006 — Vice President, European Operations.

  Elected Corporate Officer — 2003.

John M. Capek, 48

  2007 to present — Executive Vice President, Medical Devices.

  2006 to 2007 — Senior Vice President, Abbott Vascular.

  2006 — Vice President and President, Cardiac Therapies.

  2005 to 2006 — President, Guidant Vascular Intervention.

2003 to 2005 —	Vice President and General Manager, Bioabsorbable Vascular Solutions (a subsidiary of Guidant Corporation).

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 55

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Holger A. Liepmann, 58

  2008 to present — Executive Vice President, Nutritional Products.

  2006 to 2008 — Executive Vice President, Global Nutrition.

  2006 — Executive Vice President, Pharmaceutical Products Group.

  2004 to 2006 — Senior Vice President, International Operations.

  Elected Corporate Officer — 2001.

Edward L. Michael, 53

  2008 to present — Executive Vice President, Diagnostic Products.

  2007 to 2008 — Executive Vice President, Diagnostics.

  2007 — Senior Vice President, Medical Products.

  2003 to 2007 — Vice President and President, Molecular Diagnostics.

  Elected Corporate Officer — 1997.

Laura J. Schumacher, 46

  2007 to present — Executive Vice President, General Counsel and Secretary.

  2005 to 2007 — Senior Vice President, Secretary and General Counsel.

  Elected Corporate Officer — 2003.

Carlos Alban, 47

  2009 to present — Senior Vice President, International Pharmaceuticals.

  2008 to 2009 — Vice President, Pharmaceuticals, Western Europe and Canada.

  2007 to 2008 — Vice President, Western Europe and Canada.

  2006 to 2007 — Vice President, Pharmaceutical European Operations.

  2004 to 2006 — Regional Director, North Europe.

  Elected Corporate Officer — 2006.

Thomas F. Chen, 60

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

Stephen R. Fussell, 52

  2005 to present — Senior Vice President, Human Resources.

  1999 to 2005 — Vice President, Compensation and Development.

  Elected Corporate Officer — 1999.

Robert B. Hance, 50

  2008 to present — Senior Vice President, Vascular.

  2006 to 2008 — Senior Vice President, Diabetes Care Operations.

  2006 — Vice President and President, Vascular Solutions.

  2003 to 2006 — Vice President and President, Abbott Vascular Devices.

  Elected Corporate Officer — 1999.

John C. Landgraf, 57

  2008 to present — Senior Vice President, Pharmaceuticals, Manufacturing and Supply.

  2004 to 2008 — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

  Elected Corporate Officer — 2000.

Heather L. Mason, 49

  2008 to present — Senior Vice President, Diabetes Care.

  2007 to 2008 — Vice President, Latin America Pharmaceuticals.

  2005 to 2007 — Vice President, International Marketing.

  2001 to 2005 — Vice President, Specialty Operations.

  Elected Corporate Officer — 2001.

James V. Mazzo, 52

  2009 to present — Senior Vice President, Abbott Medical Optics.

2006 to 2009 —	Chairman of the Board of Directors, Advanced Medical Optics, Inc. (a global leader in the development, manufacture, and marketing of medical devices for the eye).

  2004 to 2009 — Chief Executive Officer, Advanced Medical Optics, Inc.

  2004 to 2007 — President, Advanced Medical Optics, Inc.

  Elected Corporate Officer — 2009.

Donald V. Patton Jr., 57

  2010 to present — Senior Vice President, U.S. Pharmaceuticals.

  2007 to 2009 — Senior Vice President, U.S. Nutrition.

  2007 — Senior Vice President, Abbott Nutrition Products Division.

  2006 to 2007 — Vice President, Diagnostic Global Commercial Operations.

  2005 to 2006 — Vice President, Commercial Operations.

  2004 to 2005 — Vice President, International Marketing.

  Elected Corporate Officer — 2004.

Mary T. Szela, 46

2010 to present —	Senior Vice President, Global Strategic Marketing and Services, Pharmaceutical Products Group.

  2008 to 2009 — Senior Vice President, U.S. Pharmaceuticals.

  2007 to 2008 — Senior Vice President, Pharmaceutical Operations.

  2006 — Vice President, Commercial Pharmaceutical Operations.

  2001 to 2006 — Vice President, Pharmaceutical Products, Primary Care Operations.

  Elected Corporate Officer — 2001.

Michael J. Warmuth, 47

  2008 to present — Senior Vice President, Diagnostics.

  2008 — Vice President, Hematology Diagnostics.

  2007 to 2008 — Vice President, Global Engineering Services.

  2006 to 2007 — Divisional Vice President, Global Engineering Services.

  2004 to 2006 — Divisional Vice President of Quality, Global Pharmaceutical Operations.

  Elected Corporate Officer — 2007.

J. Scott White, 41

  2010 to present — Senior Vice President, U.S. Nutrition.

2007 to 2009 —	Division Vice President and Regional Director for Latin America, Abbott Nutrition International.
2005 to 2007 —	Division Vice President and General Manager for Pediatric Nutrition, Abbott Nutrition International.

  Elected Corporate Officer — 2009.

Greg W. Linder, 53

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

	Market Price Per Share
	2009		2008
	high	low	high	low
First Quarter	$57.39	$44.10	$61.09	$50.09
Second Quarter	48.37	41.27	57.04	50.09
Third Quarter	49.69	43.45	60.78	52.63
Fourth Quarter	54.97	48.41	59.93	45.75

Shareholders

        There were 67,461 shareholders of record of Abbott common shares as of December 31, 2009.

Dividends

        Quarterly dividends of $.40 and $.36 per share were declared on common shares in 2009 and 2008, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2009 — October 31, 2009	214,337	[1]	$51.598	0	$4,192,197,703	[2]
November 1, 2009 — November 30, 2009	104,504	[1]	$53.213	0	$4,192,197,703	[2]
December 1, 2009 — December 31, 2009	316,083	[1]	$54.076	0	$4,192,197,703	[2]
Total	634,924	[1]	$53.098	0	$4,192,197,703	[2]

1.
These shares represent:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 199,837 in October; 90,004 in November; and 301,583 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 14,500 in October; 14,500 in November; and 14,500 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2009	2008	2007	2006		2005
	(dollars in millions, except per share data)
Net sales	$30,764.7	$29,527.6	$25,914.2	$22,476.3		$22,337.8
Earnings from continuing operations	5,745.8	4,734.2	3,606.3	1,716.8	[1]	3,372.1
Net earnings	5,745.8	4,880.7	3,606.3	1,716.8	[1]	3,372.1
Basic earnings per common share from continuing operations	3.71	3.06	2.34	1.12	[1]	2.17
Basic earnings per common share	3.71	3.16	2.34	1.12	[1]	2.17
Diluted earnings per common share from continuing operations	3.69	3.03	2.31	1.12	[1]	2.16
Diluted earnings per common share	3.69	3.12	2.31	1.12	[1]	2.16
Total assets	52,416.6	42,419.2	39,713.9	36,178.2		29,141.2
Long-term debt	11,266.3	8,713.3	9,487.8	7,009.7		4,571.5
Cash dividends declared per common share	1.60	1.44	1.30	1.18		1.10

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

        The worldwide launch of additional indications for HUMIRA, the conclusion of the TAP Pharmaceutical Products Inc. joint venture, the acquisitions of Advanced Medical Optics, Inc., Kos Pharmaceuticals Inc. and Guidant's vascular intervention and endovascular solutions businesses, followed by the launch of the Xience V drug eluting stent, the loss of patent protection for some pharmaceutical products, the amendment ending the U.S. Synagis co-promotion agreement, and realized gains and unrealized losses on the Boston Scientific common stock have impacted Abbott's sales, costs and financial position over the last three years.

        Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, pain management and infectious diseases. In 2003, Abbott began the worldwide launch of HUMIRA for rheumatoid arthritis, followed by launches for five additional indications, which increased HUMIRA's worldwide sales to $5.5 billion in 2009 compared to $4.5 billion in 2008, and $3.0 billion in 2007. Abbott forecasts worldwide HUMIRA sales to increase by approximately 20 percent in 2010. Abbott is studying additional indications for HUMIRA. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. In December 2006, Abbott acquired Kos Pharmaceuticals Inc. which complemented Abbott's existing franchise in the dyslipidemia market and strengthened the pharmaceutical pipeline for cholesterol management. Abbott's Trilipix, a next-generation product for management of triglycerides and the first product approved for use in combination with a statin was launched in 2008. Increased generic competition has resulted in worldwide Depakote sales declining from $1.6 billion in 2007 to $426 million in 2009, U.S. sales of Omnicef declining from $235 million in 2007 to $3 million in 2009 and worldwide sales of clarithromycin declining from $724 million in 2007 to $599 million in 2009.

        In 2007, Abbott's nutritional products businesses were reorganized into a worldwide business to better leverage the opportunities available for strong nutritional brands. Significant efforts have been focused on capturing those opportunities, particularly in developing markets where growth has been strong.

        In 2008, Abbott received FDA approval to market the Xience V drug eluting stent in the U.S. and in 2006 received European Union approval. Xience V became the market-leading drug eluting stent in the U.S. in the fourth quarter of 2008. In June 2009, Xience PRIME, Abbott's next generation drug eluting stent, received CE Mark approval and was launched in Europe in August 2009. Abbott received approval to market Xience V in Japan in January 2010.

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

        Abbott's short- and long-term debt totaled $16.5 billion at December 31, 2009, largely incurred to finance recent acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have partially funded acquisitions over the last three years. At December 31, 2009, Abbott's long-term debt rating was AA by Standard and Poor's Corporation and A1 by Moody's Investors Service. Abbott's access to short-term financing was not affected by the credit market conditions in 2008 and early 2009.

        In April 2008, Abbott and Takeda concluded their TAP Pharmaceutical Products Inc. (TAP) joint venture, evenly splitting the value and assets of the joint venture in a tax-free exchange. Abbott received TAP's Lupron business in exchange for Abbott's 50 percent ownership in TAP. Lupron's U.S. results are included in the Pharmaceutical Products segment beginning in May 2008. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda.

        In 2010, Abbott will focus on several key initiatives. In the pharmaceutical business, Abbott will continue to build its global presence, expand its presence in emerging markets and diversify its sources of growth with its previously announced acquisition of Solvay's pharmaceuticals business, which closed on February 15, 2010. Abbott will also continue maximizing the market potential for HUMIRA and continue to leverage the product and pipeline opportunities of its lipid franchise, including Certriad, which is expected to receive approval in the first half of 2010. Pharmaceutical research and development efforts will continue to focus on the therapeutic areas noted above with a significant portion of the development expenditures allocated to compounds in early and mid-stage development for oncology, immunology, Hepatitis C, neuroscience, and pain management. Such compounds include two oncology compounds in advanced clinical trials, ABT-874 (a biologic for psoriasis), three HCV compounds in human studies, and two compounds in Phase II clinical trials for Alzheimer's disease. In the vascular business, Abbott launched the Xience V drug-eluting stent in Japan after receiving approval in January 2010, and will also focus on marketing Xience PRIME in Europe and other markets as well as development of Xience PRIME in the U.S. and its bioabsorbable stent. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates — Approximately 50 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, state agencies that administer the federal Medicaid program, insurance companies that administer Medicare drug plans, state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2009, 2008 and 2007 amounted to approximately $4.4 billion, $3.8 billion and $3.2 billion, respectively, or 23.8 percent, 22.8 percent and 21.5 percent, respectively, based on gross sales of approximately $18.4 billion, $16.8 billion and $15.0 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $184 million in 2009. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $414 million, $362 million and $325 million for cash discounts in 2009, 2008 and 2007, respectively, and $456 million, $439 million and $269 million for returns in 2009, 2008 and 2007, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2009, Abbott had the exclusive WIC business in 24 states.

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

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 67 percent of the consolidated rebate provisions charged against revenues in 2009. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in millions)

		Domestic Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2007	$136	$485	$220	$87
Provisions	754	438	412	786
Payments	(691)	(503)	(395)	(781)

Balance at December 31, 2007	199	420	237	92
Provisions	808	556	397	1,034
Payments	(845)	(681)	(406)	(980)

Balance at December 31, 2008	162	295	228	146
Provisions	747	563	505	1,134
Payments	(756)	(506)	(494)	(1,120)

Balance at December 31, 2009	$153	$352	$239	$160

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

        Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Negative asset returns in 2008 due to poor market conditions and low interest rates have significantly increased actuarial losses for these plans. At December 31, 2009, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $2.7 billion and $501 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 5 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2009, goodwill and intangibles amounted to $13.2 billion and $6.3 billion, respectively, and amortization expense for intangible assets amounted to $879 million in 2009. There were no impairments of goodwill in 2009, 2008 or 2007.

        Litigation — Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Except for the cases discussed in Note 8 for which Abbott is unable to estimate a loss, if any, Abbott estimates the range of possible loss to be from approximately $170 million to $310 million for its legal proceedings and environmental exposures. Reserves of approximately $215 million have been recorded at December 31, 2009 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

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

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2009 vs. 2008	4.2	(0.1)	8.3	(4.0)
2008 vs. 2007	13.9	1.4	9.3	3.2
2007 vs. 2006	15.3	1.2	10.9	3.2
Total U.S.
2009 vs. 2008	0.4	(0.3)	0.7	—
2008 vs. 2007	10.1	3.4	6.7	—
2007 vs. 2006	12.0	4.0	8.0	—
Total International
2009 vs. 2008	7.7	0.2	15.1	(7.6)
2008 vs. 2007	17.8	(0.5)	12.0	6.3
2007 vs. 2006	18.8	(1.7)	14.0	6.5
Pharmaceutical Products Segment
2009 vs. 2008	(1.3)	(0.1)	3.0	(4.2)
2008 vs. 2007	14.2	1.9	9.1	3.2
2007 vs. 2006	18.0	2.4	12.3	3.3
Nutritional Products Segment
2009 vs. 2008	7.3	1.5	8.6	(2.8)
2008 vs. 2007	12.2	3.4	6.9	1.9
2007 vs. 2006	1.7	1.4	(1.4)	1.7
Diagnostic Products Segment
2009 vs. 2008	0.1	1.4	3.7	(5.0)
2008 vs. 2007	13.2	1.3	6.8	5.1
2007 vs. 2006	11.1	(0.6)	7.0	4.7
Vascular Products Segment
2009 vs. 2008	20.1	(2.9)	26.0	(3.0)
2008 vs. 2007	34.7	(4.6)	35.8	3.5
2007 vs. 2006	53.8	(4.7)	55.4	3.1

        Worldwide sales growth in 2009 reflects unit growth and the acquisition of Advanced Medical Optics, Inc. on February 25, 2009, partially offset by the negative effect of the relatively stronger U.S. dollar. Worldwide, U.S. and Pharmaceutical Products segment sales also reflect decreased sales of Depakote due to generic competition. Excluding U.S. Depakote sales in 2009 and 2008, worldwide sales increased 7.7 percent, U.S. sales increased 7.6 percent and Pharmaceutical Products segment sales increased 4.3 percent. Worldwide 2008 sales growth reflects unit growth and the positive effect of the relatively weaker U.S. dollar. Worldwide 2007 sales growth reflects the acquisitions of Guidant's vascular intervention and endovascular solutions businesses on April 21, 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. Sales growth in 2007 for the Nutritional Products segment reflects the completion of the U.S. co-promotion of Synagis in 2006. Excluding sales of Synagis in 2006, Nutritional Products segment sales increased 11.3 percent in 2007.

        A comparison of significant product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2009	Percent Change	2008	Percent Change	2007	Percent Change
	(dollars in millions)
Pharmaceuticals —
U.S. Specialty	$4,676	(10)	$5,211	20	$4,349	24
U.S. Primary Care	3,043	(2)	3,102	(1)	3,139	23
International Pharmaceuticals	7,861	6	7,399	23	6,002	16
Nutritionals —
U.S. Pediatric Nutritionals	1,306	3	1,268	3	1,233	9
International Pediatric Nutritionals	1,543	12	1,374	26	1,093	22
U.S. Adult Nutritionals	1,269	9	1,162	8	1,077	2
International Adult Nutritionals	1,106	3	1,070	13	947	15
Diagnostics —
Immunochemistry	2,798	(2)	2,843	13	2,517	11

        Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009 and 2008. This was partially offset by increased sales of HUMIRA and by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008. Increased sales of HUMIRA and Depakote impacted U.S. Specialty product sales in 2007. U.S. sales of HUMIRA were $2.5 billion, $2.2 billion and $1.6 billion in 2009, 2008 and 2007, respectively, and U.S. sales of Depakote were $331 million, $1.3 billion and $1.5 billion in 2009, 2008 and 2007, respectively. U.S. Primary Care sales in all three years were impacted by decreased sales of Omnicef, Synthroid and Biaxin due to generic competition. This was partially offset in 2009 and 2008 by increased sales of Niaspan and in 2008 by higher TriCor/Trilipix franchise sales. U.S. Primary Care sales in 2007 were favorably impacted by sales of TriCor and Niaspan, a new product from the acquisition of Kos Pharmaceuticals Inc. in the fourth quarter of 2006. Increased sales volume of HUMIRA in all three years favorably impacted International Pharmaceuticals sales, partially offset by decreased sales of clarithromycin in 2009 and 2008 due to generic competition. International sales of HUMIRA were $3.0 billion, $2.3 billion and $1.4 billion in 2009, 2008 and 2007, respectively. The relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 8.6 percent and the relatively weaker U.S. dollar increased International Pharmaceutical sales in 2008 and 2007 by 7.3 percent and 7.1 percent, respectively. International Pediatric Nutritionals sales increases were due primarily to volume growth in developing countries. International Adult Nutritionals sales and Immunochemistry sales in 2009 were negatively impacted by the effect of the relatively stronger U.S. dollar. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were $120 million, $111 million and $184 million in 2009, 2008 and 2007, respectively.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years.

Operating Earnings

        Gross profit margins were 57.1 percent of net sales in 2009, 57.3 percent in 2008 and 55.9 percent in 2007. The decrease in the gross profit margin in 2009 was due, in part, to the negative impact from lower sales of Depakote and the unfavorable effect of exchange on the gross profit margin ratio; partially offset by improved margins in the vascular and diagnostics businesses. The increase in the gross profit margin in 2008 was due, in part, to favorable product mix and the favorable impact of foreign exchange. The decrease in the gross profit margin in 2007 was due, in part, to the unfavorable impact in 2007 of the completion of the U.S. co-promotion of Synagis in 2006 as well as generic competition for Omnicef and Biaxin sales in 2007.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Nutrition Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Pharmaceutical Products segments.

        Research and development expense was $2.744 billion in 2009, $2.689 billion in 2008 and $2.506 billion in 2007 and represented increases of 2.0 percent in 2009, 7.3 percent in 2008 and 11.1 percent in 2007. The increase in 2009 reflects the favorable effect of exchange rates which reduced research and development expense in 2009. Excluding the effect of exchange, research and development expenses increased 3.4 percent in 2009. The increase in 2007 was affected by the acquisitions of Guidant's vascular intervention and endovascular solutions businesses in April 2006 and Kos Pharmaceuticals Inc. in the fourth quarter of 2006. These increases, excluding the effects of exchange, also reflect continued pipeline spending, including programs in vascular devices, immunology, neuroscience, oncology, Hepatitis C and pain management. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses decreased 0.4 percent in 2009 compared to increases of 13.9 percent in 2008 and 16.7 percent in 2007. The 2009 decrease reflects the favorable effect of exchange rates which was offset by expenses relating to the acquisition of Advanced Medical Optics, Inc. and the settlement of litigation. Excluding the effects of the charges and exchange, selling, general and administrative expenses increased 0.9 percent in 2009. The 2008 increase reflects the settlement of litigation relating to TriCor, which increased selling, general and administration expenses by 3.1 percentage points. The 2007 increase reflects the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. The remaining increases in selling, general and administrative expenses were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA and Xience V, and inflation.

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

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million in 2007. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.

        The exchange transaction was accounted for as a sale of Abbott's equity interest in TAP and as an acquisition of TAP's Lupron business. The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott has also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded. Of the $1.1 billion, Abbott made tax-deductible payments of $83 million and $200 million in 2009 and 2008, respectively, and Abbott will make a tax-deductible payment of approximately $36 million in 2010. In 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

        The 50 percent-owned joint venture was accounted for under the equity method of accounting. Summarized financial information for TAP follows below. The results for 2008 include results through April 30. (dollars in millions)

	Year Ended December 31
	2008	2007
Net sales	$853	$3,002
Cost of sales	229	720
Income before taxes	356	1,564
Net income	238	996

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

Restructurings

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $54 million and $16 million were recorded in 2009 and 2008, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31, 2008	110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	$98

        In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2009, 2008 and 2007, Abbott recorded charges of approximately $114 million, $36 million and $107 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94 million in 2007 is classified as cost of products sold, $3 million in 2007 as research and development and $114 million, $36 million and $10 million in 2009, 2008 and 2007, respectively, as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $47 million, $81 million and $90 million were subsequently recorded in 2009, 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc. which resulted in an increase to goodwill of approximately $52 million. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2007	$193
2007 restructuring charges	159
Payments, impairments and other adjustments	(158)

Accrued balance at December 31, 2007	194
2008 restructuring charges	36
Payments, impairments and other adjustments	(125)

Accrued balance at December 31, 2008	105
2009 restructuring charges	114
Payments and other adjustments	(74)

Accrued balance at December 31, 2009	$145

Interest expense and Interest (income)

        In 2009 and 2008, interest expense decreased primarily as a result of lower interest rates, partially offset by increased debt levels in 2009 related to the acquisition of Advanced Medical Optics, Inc. Interest expense increased in 2007 due primarily to higher borrowings as a result of the acquisitions of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc. and Abbott's investment in the Boston Scientific common stock and note receivable. Interest income decreased in 2009 due to lower interest rates and increased in 2008 and 2007 due to higher investment balances.

Other (income) expense, net

        Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture as discussed above, a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income) expense, net, for 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture and a gain in 2008 on the sale of an equity investment accounted for as an available-for-sale investment. In addition, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP joint venture in 2008. Other (income) expense, net for 2007 includes a $190 million fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific common stock.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 20.1 percent in 2009, 19.2 percent in 2008 and 19.3 percent in 2007. The tax rate in 2009 was effected by a higher tax rate applied to the derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture and the Medtronic intellectual property litigation settlement. Abbott expects to apply an annual effective rate of between 16 percent and 16.5 percent in 2010.

Business Combinations, Technology Acquisitions and Related Transactions

        On January 1, 2009, Abbott adopted the provisions of SFAS No. 141 (revised 2007), "Business Combinations," as codified in FASB ASC No. 805, "Business Combinations." Under ASC No. 805, acquired in-process research and development is accounted for as an indefinite-lived intangible asset until approval or discontinuation rather than as expense, acquisition costs in connection with an acquisition are expensed rather than added to the cost of an acquisition and the fair value of contingent consideration at the date of an acquisition is added to the cost of the acquisition.

        In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO) for approximately $1.4 billion in cash, net of cash held by AMO. Prior to the acquisition, Abbott held a small investment in AMO. Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO's premier position in its field. Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed with long-term debt. The allocation of the fair value of the acquisition is shown in the table below: (dollars in billions)

Goodwill, non-deductible	$1.7
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development, non-deductible	0.2
Acquired net tangible assets	0.4
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)

Total allocation of fair value	$1.4

        Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 15 years). Acquired in-process research and development will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities. Abbott incurred approximately $89 million of acquisition-related expenses in 2009 which are classified as Selling, general and administrative expense. In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

        In October 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million, in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $195 million which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $33 million, goodwill of approximately $260 million and deferred income taxes of approximately $89 million. Acquired intangible assets consist of developed technology and will be amortized over 12 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of percutaneous treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The preliminary allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $145 million, non-deductible acquired in-process research and development of approximately $228 million which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $158 million and deferred income taxes of approximately $136 million. Acquired intangible assets consist of developed technology and will be amortized over 12 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott's position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In December 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million, in cash, resulting in a charge to acquired in-process research and development.

        In September 2009, Abbott announced an agreement to acquire Solvay's pharmaceuticals business for EUR 4.5 billion (approximately $6.2 billion), in cash, plus additional payments of up to EUR 300 million if certain sales milestones are met. This acquisition will provide Abbott with a large and complementary portfolio of pharmaceutical products and a significant presence in key global emerging markets and will add approximately $500 million to Abbott's research and development spending. The transaction closed on February 15, 2010. Sales for the acquired business are forecast to be approximately $2.9 billion in 2010. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Financial Condition

Cash Flow

        Net cash from operating activities of continuing operations amounted to $7.3 billion, $7.0 billion and $5.2 billion in 2009, 2008 and 2007, respectively. Cash from operating activities of continuing operations in 2008 compared to 2007 is higher due to higher operating earnings, decreased prepaid expenses and other assets, and increased trade accounts payable and other liabilities. Abbott funds its domestic pension plans according to IRS funding limitations. Abbott funded $700 million in 2009, and $200 million annually in 2008 and 2007 to the main domestic pension plan. Abbott expects pension funding for its main domestic pension plan of $200 million annually. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2009, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.3 billion that support commercial paper borrowing arrangements of which a $3.3 billion facility expires in October 2010 and a $3.0 billion facility expires in 2012. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's access to short-term financing was not affected by the credit market conditions in 2008 and early 2009.

        In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott's common shares from time to time. Under this authorization, 14.5 million shares were purchased in 2009 at a cost of approximately $800 million and 146,400 shares were purchased in 2008 at a cost of approximately

$8 million. In 2008 and 2007, Abbott purchased approximately 19.0 million of its common shares in each period at a cost of approximately $1.1 billion and $1.0 billion, respectively, under a prior authorization.

        Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively. Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc. In addition, Abbott repaid $1 billion of long-term notes that were due in 2009 using short-term borrowings. Under a registration statement filed with the Securities and Exchange Commission in February 2006, Abbott issued $3.5 billion of long-term debt in 2007 that matures in 2012 through 2037 with interest rates ranging from 5.15 percent to 6.15 percent. Proceeds from this debt were used to pay down short-term borrowings that were incurred to partially fund the acquisition of Kos Pharmaceuticals Inc.

        The acquisition of Solvay's pharmaceuticals business on February 15, 2010 was funded with current cash and short-term investments.

        The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. requires Abbott to secure the judgment in the event that its appeal to the Federal Circuit court is unsuccessful in overturning the district court's decision. Abbott expects to deposit approximately $1.8 billion with an escrow agent during the first quarter of 2010 and will consider these assets to be restricted.

Working Capital

        Working capital was $10.3 billion at December 31, 2009, $5.5 billion at December 31, 2008 and $4.9 billion at December 31, 2007. The increase in working capital in 2009 was due, primarily, to increased levels of cash and investments and the derecognition of a contingent liability associated with the conclusion of the TAP joint venture; partially offset by increased debt levels.

Capital Expenditures

        Capital expenditures of $1.1 billion in 2009, $1.3 billion in 2008 and $1.7 billion in 2007 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2009: (dollars in millions)

	Payment Due By Period
	Total	2010	2011–2012	2013–2014	2015 and Thereafter
Long-term debt, including current maturities and future interest payments	$18,008	$816	$4,162	$1,743	$11,287
Operating lease obligations	484	99	152	101	132
Capitalized auto lease obligations	84	28	56	—	—
Purchase commitments (a)	3,307	3,118	159	23	7
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	2,981	—	479	420	2,082
Other	2,165	—	1,417	229	519

Total	$27,029	$4,061	$6,425	$2,516	$14,027

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

Contingent Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events. In connection with the acquisition of Guidant's vascular intervention and endovascular solutions businesses, Abbott paid $250 million to Boston Scientific in January 2010 upon government approval to market the Xience V drug-eluting stent in Japan. In addition, Abbott has retained liabilities for taxes on income prior to the spin-off of Hospira and certain potential liabilities, if any, related to alleged improper pricing practices in connection with federal, state and private reimbursement for certain drugs.

Recently Issued Accounting Standards

        In 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," as codified in FASB ASC No. 810, "Consolidation." FASB ASC No. 810 provides consolidation guidance relating to variable interest entities. These provisions are effective for fiscal years beginning after November 15, 2009. Adoption of these provisions is not expected to have a material effect on the results of operations or financial position of Abbott.

Legislative Issues

        Abbott's primary markets are highly competitive and subject to substantial government regulation throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. Abbott believes that if legislation is enacted, it could change access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, create new fees for the pharmaceutical and medical device industries or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, to the Annual Report on Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Investment in Boston Scientific Note Receivable

        At December 31, 2009 and 2008, Abbott has a $900 million loan to a wholly-owned subsidiary of Boston Scientific which is payable to Abbott in April 2011 and, as such, is subject to credit risk.

Other Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $75 million and $105 million, respectively, as of December 31, 2009 and 2008. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2009 by approximately $15 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $78 million and $42 million as of December 31, 2009 and 2008, respectively. No individual investment is in excess of $18 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2009 and 2008, Abbott had interest rate hedge contracts totaling $5.5 billion and $2.5 billion, respectively, to manage its exposure to changes in the fair value of debt due in 2011 through 2019. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2009, Abbott had $2.9 billion of domestic commercial paper outstanding with an average annual interest rate of 0.1% with an average remaining life of 22 days. The fair value of long-term debt at December 31, 2009 and 2008 amounted to $12.3 billion and $10.5 billion, respectively (average interest rates of 5.3% and 5.2%, respectively) with maturities through 2039. At December 31, 2009 and 2008, the fair value of current and long-term investment securities amounted to $2.1 billion and $1.8 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2009 and 2008, Abbott held $7.5 billion and $8.3 billion, respectively, of such contracts, which mature in the next twelve months.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2009 and 2008, Abbott held $2.0 billion and $129 million, respectively, of such contracts, which all mature in the following calendar year.

        Abbott has designated foreign denominated short-term debt of approximately $575 million and approximately $585 million as of December 31, 2009 and 2008, respectively, as a hedge of the net investment in certain foreign subsidiaries. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2009 and 2008: (dollars in millions)

	2009			2008
	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$4,045	1.482	$(20)	$3,963	1.286	$3
British Pound	1,246	1.658	(2)	1,208	1.553	(31)
Japanese Yen	2,057	89.8	(46)	1,788	99.6	54
Canadian Dollar	448	1.064	(4)	163	1.240	3
All other currencies	1,714	N/A	(11)	1,254	N/A	19

Total	$9,510		$(83)	$8,376		$48

(This page has been left blank intentionally.)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2009	2008	2007
Net Sales	$30,764,707	$29,527,552	$25,914,238

Cost of products sold	13,209,329	12,612,022	11,422,046
Research and development	2,743,733	2,688,811	2,505,649
Acquired in-process research and development	170,000	97,256	—
Selling, general and administrative	8,405,904	8,435,624	7,407,998

Total Operating Cost and Expenses	24,528,966	23,833,713	21,335,693

Operating Earnings	6,235,741	5,693,839	4,578,545
Interest expense	519,656	528,474	593,142
Interest (income)	(137,779)	(201,229)	(136,752)
(Income) from the TAP Pharmaceutical Products Inc. joint venture	—	(118,997)	(498,016)
Net foreign exchange (gain) loss	35,584	84,244	14,997
Other (income) expense, net	(1,375,494)	(454,939)	135,526

Earnings from Continuing Operations Before Taxes	7,193,774	5,856,286	4,469,648
Taxes on Earnings from Continuing Operations	1,447,936	1,122,070	863,334

Earnings from Continuing Operations	5,745,838	4,734,216	3,606,314
Gain on Sale of Discontinued Operations, net of taxes	—	146,503	—

Net Earnings	$5,745,838	$4,880,719	$3,606,314

Basic Earnings Per Common Share —
Continuing Operations	$3.71	$3.06	$2.34
Gain on Sale of Discontinued Operations, net of taxes	—	0.10	—

Net Earnings	$3.71	$3.16	$2.34

Diluted Earnings Per Common Share —
Continuing Operations	$3.69	$3.03	$2.31
Gain on Sale of Discontinued Operations, net of taxes	—	0.09	—

Net Earnings	$3.69	$3.12	$2.31

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,546,983	1,545,355	1,543,082
Dilutive Common Stock Options and Awards	8,143	15,398	16,975

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,555,126	1,560,753	1,560,057

Outstanding Common Stock Options Having No Dilutive Effect	66,189	30,579	6,406

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2009	2008	2007
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$5,745,838	$4,880,719	$3,606,314
Less: Gain on sale of discontinued operations	—	146,503	—

Earnings from continuing operations	5,745,838	4,734,216	3,606,314
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	1,210,977	1,051,728	1,072,855
Amortization of intangible assets	878,533	787,101	782,031
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	(797,130)	—	—
Share-based compensation	366,357	347,015	429,677
Gain on dissolution of the TAP Pharmaceutical Products Inc. joint venture	—	(94,248)	—
Acquired in-process research and development	170,000	97,256	—
Investing and financing (gains) losses, net	41,967	111,238	356,331
Trade receivables	(387,749)	(948,314)	(431,846)
Inventories	230,555	(257,476)	131,324
Prepaid expenses and other assets	(386,889)	436,218	(418,344)
Trade accounts payable and other liabilities	(374,715)	569,056	(82,960)
Income taxes	577,416	160,830	(261,539)

Net Cash From Operating Activities of Continuing Operations	7,275,160	6,994,620	5,183,843

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies, net of cash acquired	(2,370,630)	(250,000)	—
Acquisitions of property and equipment	(1,089,048)	(1,287,724)	(1,656,207)
Sales of Boston Scientific common stock	—	318,645	568,437
Purchases of investment securities	(248,970)	(923,937)	(32,852)
Proceeds from sales of investment securities	16,306	130,586	17,830
Other	(6,368)	(75,061)	(33,485)

Net Cash (Used in) Investing Activities of Continuing Operations	(3,698,710)	(2,087,491)	(1,136,277)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
Proceeds from issuance of (repayments of) short-term debt and other	3,217,331	(324,739)	(3,603,481)
Proceeds from issuance of long-term debt	3,000,000	—	3,500,000
Repayments of long-term debt	(2,483,176)	(913,948)	(441,012)
Purchases of common shares	(826,345)	(1,081,806)	(1,058,793)
Proceeds from stock options exercised, including income tax benefit	508,669	1,008,843	1,249,804
Dividends paid	(2,414,460)	(2,174,252)	(1,959,150)

Net Cash From (Used in) Financing Activities of Continuing Operations	1,002,019	(3,485,902)	(2,312,632)

Effect of exchange rate changes on cash and cash equivalents	118,848	(115,160)	200,258

Net cash provided from the sale of discontinued operations	—	349,571	—

Net Increase in Cash and Cash Equivalents	4,697,317	1,655,638	1,935,192
Cash and Cash Equivalents, Beginning of Year	4,112,022	2,456,384	521,192

Cash and Cash Equivalents, End of Year	$8,809,339	$4,112,022	$2,456,384

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2009	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$8,809,339	$4,112,022	$2,456,384
Investments, including $307,500 of investments measured at fair value at December 31, 2007	1,122,709	967,603	364,443
Trade receivables, less allowances of — 2009: $311,546; 2008: $263,632; 2007: $258,288	6,541,941	5,465,660	4,946,876
Inventories:
Finished products	2,289,280	1,545,950	1,677,083
Work in process	448,487	698,140	681,634
Materials	527,110	531,759	592,725

Total inventories	3,264,877	2,775,849	2,951,442
Deferred income taxes	2,364,142	2,462,871	2,109,872
Other prepaid expenses and receivables	1,210,883	1,258,554	1,213,716

Total Current Assets	23,313,891	17,042,559	14,042,733

Investments	1,132,866	1,073,736	1,125,262

Property and Equipment, at Cost:
Land	546,204	509,606	494,021
Buildings	4,010,439	3,698,861	3,589,050
Equipment	11,325,450	10,366,267	10,393,402
Construction in progress	604,813	613,939	1,121,328

	16,486,906	15,188,673	15,597,801
Less: accumulated depreciation and amortization	8,867,417	7,969,507	8,079,652

Net Property and Equipment	7,619,489	7,219,166	7,518,149

Intangible Assets, net of amortization	6,291,989	5,151,106	5,720,478
Goodwill	13,200,174	9,987,361	10,128,841
Deferred Income Taxes and Other Assets	858,214	1,945,276	1,178,461

	$52,416,623	$42,419,204	$39,713,924

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2009	2008	2007
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$4,978,438	$1,691,069	$1,827,361
Trade accounts payable	1,280,542	1,351,436	1,219,529
Salaries, wages and commissions	1,117,410	1,011,312	859,784
Other accrued liabilities	4,363,032	4,216,742	3,713,104
Dividends payable	620,640	559,064	504,540
Income taxes payable	442,140	805,397	80,406
Obligation in connection with conclusion of the TAP Pharmaceutical Products Inc. joint venture	36,105	915,982	—
Current portion of long-term debt	211,182	1,040,906	898,554

Total Current Liabilities	13,049,489	11,591,908	9,103,278

Long-term Debt	11,266,294	8,713,327	9,487,789

Post-employment Obligations and Other Long-term Liabilities	5,202,111	4,595,278	3,298,912

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2009: 1,612,683,987; 2008: 1,601,580,899; 2007: 1,580,854,677	8,257,873	7,444,411	6,104,102
Common shares held in treasury, at cost — Shares: 2009: 61,516,398; 2008: 49,147,968; 2007: 30,944,537	(3,310,347)	(2,626,404)	(1,213,134)
Earnings employed in the business	17,054,027	13,825,383	10,805,809
Accumulated other comprehensive income (loss)	854,074	(1,163,839)	2,081,763

Total Abbott Shareholders' Investment	22,855,627	17,479,551	17,778,540
Noncontrolling Interests in Subsidiaries	43,102	39,140	45,405

Total Shareholders' Investment	22,898,729	17,518,691	17,823,945

	$52,416,623	$42,419,204	$39,713,924

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2009	2008	2007
Common Shares:
Beginning of Year Shares: 2009: 1,601,580,899; 2008: 1,580,854,677; 2007: 1,550,590,438	$7,444,411	$6,104,102	$4,290,929
Issued under incentive stock programs Shares: 2009: 11,103,088; 2008: 20,726,222; 2007: 30,264,239	530,373	1,001,507	1,316,294
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	15,351	64,714	163,808
Share-based compensation	366,128	342,315	433,319
Issuance of restricted stock awards	(98,390)	(68,227)	(100,248)

End of Year Shares 2009: 1,612,683,987; 2008: 1,601,580,899; 2007: 1,580,854,677	$8,257,873	$7,444,411	$6,104,102

Common Shares Held in Treasury:
Beginning of Year Shares: 2009: 49,147,968; 2008: 30,944,537; 2007: 13,347,272	$(2,626,404)	$(1,213,134)	$(195,237)
Private transaction Shares purchased: 15,176,500; Shares issued: 14,870,195	—	(378,931)	—
Issued under incentive stock programs Shares: 2009: 2,477,853; 2008: 1,607,326; 2007: 2,063,123	133,042	40,946	37,080
Purchased Shares: 2009: 14,846,283; 2008: 19,504,452; 2007: 19,660,388	(816,985)	(1,075,285)	(1,054,977)

End of Year Shares: 2009: 61,516,398; 2008: 49,147,968; 2007: 30,944,537	$(3,310,347)	$(2,626,404)	$(1,213,134)

Earnings Employed in the Business:
Beginning of Year	$13,825,383	$10,805,809	$9,568,728
Net earnings	5,745,838	4,880,719	3,606,314
Cash dividends declared on common shares (per share — 2009: $1.60; 2008: $1.44; 2007: $1.30)	(2,476,036)	(2,228,776)	(2,009,696)
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	—	—	(188,534)
Cost of common shares retired in excess of stated capital amount	(25,040)	(70,590)	(237,958)
Cost of treasury shares issued (above) below market value	(16,118)	438,221	66,955

End of Year	$17,054,027	$13,825,383	$10,805,809

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(1,163,839)	$2,081,763	$389,766
Reclassification resulting from the application of the fair value option to Boston Scientific common stock, net of tax	—	—	181,834
Other comprehensive income (loss)	2,017,913	(3,245,602)	1,510,163

End of Year	$854,074	$(1,163,839)	$2,081,763

Comprehensive Income	$7,763,751	$1,635,117	$5,116,477

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$39,140	$45,405	$43,945
Noncontrolling Interests' share of income, net of distributions and share repurchases	3,962	(6,265)	1,460

End of Year	$43,102	$39,140	$45,405

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 23 percent, 27 percent and 25 percent of trade receivables as of December 31, 2009, 2008 and 2007, respectively. Product warranties are not significant.

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

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. In December 2009, a foreign subsidiary acquired certain technology that was accounted for as acquired in-process research and development. This transaction was recorded in 2009 due to the significance of the amount. No other events occurred related to these foreign subsidiaries in December 2009, 2008 and 2007 that materially affected the financial position, results of operations or cash flows.

        Events that occurred after December 31, 2009 through the date that these financial statements have been filed with the Securities and Exchange Commission were considered in the preparation of these financial statements.

        Effective January 1, 2009, Abbott adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51," as codified in FASB ASC No. 810, "Consolidation" and accordingly, noncontrolling interests in subsidiaries are presented as a component of total equity as of December 31, 2009, 2008 and 2007.

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the

Note 1 — Summary of Significant Accounting Policies (Continued)

amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

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

        EARNINGS PER SHARE — Effective January 1, 2009, Abbott adopted FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," as codified in FASB ASC No. 260, "Earnings Per Share," which requires that unvested restricted stock units that contain non-forfeitable rights to dividends be treated as participating securities and be included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares for 2009 were $5.733 billion. Net earnings allocated to common shares in 2008 and 2007 were not significantly different than net earnings.

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

        FAIR VALUE MEASUREMENTS — For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Intangible assets, and goodwill and indefinite-lived intangible assets are reviewed for impairment at least on a quarterly and annual basis, respectively.

        SHARE-BASED COMPENSATION — The value of stock options and restricted stock awards and units are amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at

Note 1 — Summary of Significant Accounting Policies (Continued)

management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.

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

        PRODUCT LIABILITY — Abbott accrues for product liability claims, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized. Prior to 2009, Abbott carried third-party insurance coverage in amounts that reflect historical loss experience, which did not include coverage for sizable losses. Beginning in 2009, product liability losses are self-insured.

        RESEARCH AND DEVELOPMENT COSTS — Internal research and development costs are expensed as incurred. Clinical trial costs incurred by third parties are expensed as the contracted work is performed. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Note 2 — Supplemental Financial Information

	2009	2008	2007
	(dollars in millions)
Current Investments:
Time deposits and certificates of deposit	$1,123	$968	$56
Boston Scientific common stock	—	—	308

Total	$1,123	$968	$364

	2009	2008	2007
	(dollars in millions)
Long-term Investments:
Equity securities	$153	$147	$229
Note receivable from Boston Scientific, 4% interest, due in 2011	880	865	851
Other	100	62	45

Total	$1,133	$1,074	$1,125

        The fair value option for the investment in Boston Scientific common stock was applied effective January 1, 2007. Under the fair value option, any cumulative unrealized gains or losses on an equity investment previously accounted for as an available-for-sale security is recorded as a cumulative effect adjustment to retained earnings as of the date of the election to apply the fair value option. The pretax and after tax adjustment to Earnings employed in the business upon election to apply the fair value option was $297 million and $189 million, respectively, and the fair value and carrying amount of the investment before and after the election was approximately $1.0 billion. The pretax and after tax adjustment to Accumulated other comprehensive income (loss) was $303 million and $182 million, respectively. The effect on deferred income taxes of applying the fair value option was not significant.

        Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture as discussed in Note 3, a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income) expense, net, for 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture and a gain in 2008 on the sale of an equity investment accounted for as an available-for-sale investment. In addition, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP joint venture in 2008. Other (income) expense, net for 2007 includes a $190 million fair market value loss adjustment to Abbott's investment in Boston Scientific common stock and a realized gain of $37 million on the sales of Boston Scientific common stock.

	2009	2008	2007
	(dollars in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$641	$577	$662
Accrued other rebates (a)	668	455	444
All other	3,054	3,185	2,607

Total	$4,363	$4,217	$3,713

Note 2 — Supplemental Financial Information (Continued)

(a)
Accrued wholesaler chargeback rebates of $217, $210 and $157 at December 31, 2009, 2008 and 2007, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2009	2008	2007
	(dollars in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,394	$2,713	$1,872
All other	2,808	1,882	1,427

Total	$5,202	$4,595	$3,299

	2009	2008	2007
	(dollars in millions)
Comprehensive Income, net of tax:
Foreign currency gain (loss) translation adjustments	$2,295	$(2,208)	$1,153
Net actuarial (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $8 in 2009, $638 in 2008 and $(226) in 2007	(260)	(987)	343
Unrealized gains (losses) on marketable equity securities, net of taxes of $(4) in 2009, $28 in 2008 and $(31) in 2007	7	(49)	54
Net adjustments for derivative instruments designated as cash flow hedges	(24)	(2)	(40)

Other comprehensive income (loss)	2,018	(3,246)	1,510
Net Earnings	5,746	4,881	3,606

Comprehensive Income	$7,764	$1,635	$5,116

	2009	2008	2007
	(dollars in millions)
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(3,035)	$(740)	$(2,948)
Net actuarial losses and prior service cost and credits	2,161	1,901	914
Cumulative unrealized (gains) on marketable equity securities	(24)	(17)	(66)
Cumulative losses on derivative instruments designated as cash flow hedges	44	20	18
	2009	2008	2007
	(dollars in millions)
Supplemental Cash Flow Information:
Income taxes paid	$635	$772	$952
Interest paid	514	561	564

        For the acquired Lupron business in 2008, as discussed in Note 3, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $260 million. Abbott also recorded a liability of approximately $1.1 billion relating to an agreement to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. Related deferred tax assets of approximately $410 million were also recorded. The sale of Abbott's equity interest

Note 2 — Supplemental Financial Information (Continued)

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

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008 and $645 million in 2007. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net as earned.

        The exchange transaction was accounted for as a sale of Abbott's equity interest in TAP and as an acquisition of TAP's Lupron business. The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott has also agreed to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded. Of the $1.1 billion, Abbott made tax-deductible payments of $83 million and $200 million in 2009 and 2008, respectively, and Abbott will make a tax-deductible payment of approximately $36 million in 2010. In 2009, events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

        The 50 percent-owned joint venture was accounted for under the equity method of accounting. Summarized financial information for TAP follows below. The results for 2008 include results through April 30. (dollars in millions)

	Year Ended December 31
	2008	2007
Net sales	$853	$3,002
Cost of sales	229	720
Income before taxes	356	1,564
Net income	238	996

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

Note 4 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $2.0 billion, $129 million and $281 million at December 31, 2009, 2008 and 2007, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2009 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2009, 2008 and 2007, Abbott held $7.5 billion, $8.3 billion and $5.5 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in certain foreign subsidiaries of approximately $575 million, $585 million and $1.7 billion as of December 31, 2009, 2008 and 2007, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $5.5 billion, $2.5 billion and $1.5 billion at December 31, 2009, 2008 and 2007, respectively, to manage its exposure to changes in the fair value of fixed-rate debt due 2011 through 2019. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2009, 2008 and 2007 for these hedges.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $42 million and $(3) million, respectively, at December 31, 2009; $55 million and $(23) million, respectively, at December 31, 2008 and $108 million and $(3) million, respectively, at December 31, 2007.

Note 4 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets				Fair Value — Liabilities
	2009	2008	2007	Balance Sheet Caption	2009	2008	2007	Balance Sheet Caption
	(dollars in millions)
Interest rate swaps designated as fair value hedges	$80	$170	$—	Deferred income taxes and other assets	$218	$—	$25	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	—	—	—	Other prepaid	27	7	2	Other accrued
Others not designated as hedges	31	148	24	expenses and receivables	87	93	43	liabilities
Debt designated as a hedge of net investment in certain foreign subsidiaries	—	—	—	n/a	575	585	1,658	Short-term borrowings

	$111	$318	$24		$907	$685	$1,728

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in certain foreign subsidiaries and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2009, 2008 and 2007 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2009	2008	2007	2009	2008	2007	Income Statement Caption
	(dollars in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$(65)	$(7)	$(5)	$(64)	$(8)	$—	Cost of products sold
Debt designated as a hedge of net investment in certain foreign subsidiaries	15	(212)	(114)	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(309)	195	60	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	(106)	292	48	Net foreign exchange (gain) loss

        The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

        The carrying values and fair values of certain financial instruments as of December 31 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair

Note 4 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2009		2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Long-term Investments:
Available-for-sale equity securities	$153	$153	$147	$147	$229	$229
Note receivable	880	925	865	824	851	809
Other	100	79	62	56	45	40
Total Long-term Debt	(11,477)	(12,304)	(9,754)	(10,458)	(10,386)	(10,593)
Foreign Currency Forward Exchange Contracts:
Receivable position	31	31	148	148	24	24
(Payable) position	(114)	(114)	(100)	(100)	(45)	(45)
Interest Rate Hedge Contracts:
Receivable position	80	80	170	170	—	—
(Payable) position	(218)	(218)	—	—	(25)	(25)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—

Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—

Total Liabilities	$5,694	$—	$5,694	$—

December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Interest rate swap financial instruments	170	—	170	—
Foreign currency forward exchange contracts	148	—	148	—

Total Assets	$462	$105	$328	$29

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—

Total Liabilities	$2,770	$—	$2,770	$—

December 31, 2007:
Trading securities	$308	$308	$—	$—
Marketable available-for-sale securities	193	193	—	—
Foreign currency forward exchange contracts	24	—	24	—

Total Assets	$525	$501	$24	$—

Fair value of hedged long-term debt	$1,475	$—	$1,475	$—
Interest rate swap financial instruments	25	—	25	—
Foreign currency forward exchange contracts	45	—	45	—

Total Liabilities	$1,545	$—	$1,545	$—

        In connection with the conclusion of the TAP Pharmaceutical Products Inc. joint venture, Abbott received investments in 2008 that are valued using significant unobservable inputs. The recorded value of these investments has not changed significantly.

Note 5 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows: (dollars in millions)

	Defined Benefit Plans			Medical and Dental Plans
	2009	2008	2007	2009	2008	2007
Projected benefit obligations, January 1	$5,541	$5,783	$5,614	$1,443	$1,514	$1,520
Service cost — benefits earned during the year	221	233	249	45	43	58
Interest cost on projected benefit obligations	368	353	316	94	92	97
Losses (gains), primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	747	(278)	(309)	175	(158)	(100)
Benefits paid	(251)	(241)	(228)	(58)	(68)	(61)
Other, primarily foreign currency translation	226	(309)	141	6	20	—

Projected benefit obligations, December 31	$6,852	$5,541	$5,783	$1,705	$1,443	$1,514

Plans' assets at fair value, January 1	$3,997	$5,667	$5,086	$266	$307	$212
Actual return on plans' assets	1,096	(1,568)	442	62	(106)	20
Company contributions	862	285	283	71	133	136
Benefits paid	(251)	(241)	(228)	(58)	(68)	(61)
Other, primarily foreign currency translation	108	(146)	84	—	—	—

Plans' assets at fair value, December 31	$5,812	$3,997	$5,667	$341	$266	$307

Projected benefit obligations greater than plans' assets, December 31	$(1,040)	$(1,544)	$(116)	$(1,364)	$(1,177)	$(1,207)

Long-term assets	$21	$16	$576	$—	$—	$—
Short-term liabilities	(31)	(24)	(27)	—	—	—
Long-term liabilities	(1,030)	(1,536)	(665)	(1,364)	(1,177)	(1,207)

Net liability	$(1,040)	$(1,544)	$(116)	$(1,364)	$(1,177)	$(1,207)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$2,699	$2,554	$920	$685	$587	$635
Prior service cost (credits)	34	38	40	(184)	(206)	(227)

Total	$2,733	$2,592	$960	$501	$381	$408

        The projected benefit obligations for non-U.S. defined benefit plans was $2.0 billion, $1.3 billion and $1.8 billion at December 31, 2009, 2008 and 2007, respectively. The accumulated benefit obligations for all defined benefit plans was $5.8 billion, $4.7 billion and $4.9 billion at December 31, 2009, 2008 and 2007, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2009, 2008 and 2007, the aggregate accumulated benefit obligations were $1.5 billion, $4.2 billion and

Note 5 — Post-Employment Benefits (Continued)

$697 million, respectively; the projected benefit obligations were $1.8 billion, $4.8 billion and $770 million, respectively; and the aggregate plan assets were $780 million, $3.3 billion and $84 million, respectively.

	Defined Benefit Plans			Medical and Dental Plans
	2009	2008	2007	2009	2008	2007
	(dollars in millions)
Service cost — benefits earned during the year	$221	$233	$249	$45	$43	$58
Interest cost on projected benefit obligations	368	353	316	94	92	97
Expected return on plans' assets	(506)	(487)	(426)	(24)	(33)	(24)
Amortization of actuarial losses	52	34	81	30	29	55
Amortization of prior service cost (credits)	4	4	4	(22)	(21)	(22)

Total cost	$139	$137	$224	$123	$110	$164

        Other comprehensive income (loss) for 2009 includes amortization of actuarial losses and prior service cost of $52 million and $4 million, respectively, and net actuarial losses of $197 million for defined benefit plans and amortization of actuarial losses and prior service credits of $30 million and $22 million, respectively, and net actuarial losses of $128 million for medical and dental plans. Other comprehensive income (loss) for 2008 includes amortization of actuarial losses and prior service cost of $34 million and $4 million, respectively, and net actuarial losses of $1.6 billion for defined benefit plans and amortization of actuarial losses and prior service credits of $29 million and $21 million, respectively, and net actuarial gains of $19 million for medical and dental plans. Other comprehensive income (loss) for 2007 includes amortization of actuarial losses and prior service cost of $81 million and $4 million, respectively, and net actuarial gains of $341 million for defined benefit plans and amortization of actuarial losses and prior service credits of $55 million and $22 million, respectively, and net actuarial gains of $96 million for medical and dental plans. The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2009 that is expected to be recognized in the net periodic benefit cost in 2010 is $117 million and $4 million, respectively, for defined benefit pension plans and $39 million and $(22) million, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2009	2008	2007
Discount rate	5.8%	6.7%	6.2%
Expected aggregate average long-term change in compensation	5.2%	4.3%	4.2%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2009	2008	2007
Discount rate	6.7%	6.2%	5.7%
Expected return on plan assets	8.2%	8.4%	8.3%
Expected aggregate average long-term change in compensation	4.3%	4.2%	4.2%

Note 5 — Post-Employment Benefits (Continued)

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2009	2008	2007
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2016	2012	2012

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2009, by $232 million/$(189) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $23 million/$(18) million.

        The following table summarizes the bases used to measure defined benefit plans' assets at fair value at December 31, 2009:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
Equities:
U.S. large cap (a)	$1,267	$1,247	$20	$—
U.S. mid cap (b)	339	105	234	—
International (c)	1,186	455	731	—
Fixed income securities:
U.S. government securities (d)	753	321	430	2
Corporate debt instruments (e)	478	203	272	3
Non-U.S. government securities (f)	346	163	183	—
Other (g)	46	21	23	2
Absolute return funds (h)	1,296	237	536	523
Other (i)	101	74	27	—

	$5,812	$2,826	$2,456	$530

(a)
A mix of low-cost index funds not actively managed that track the S&P 500 (40 percent) and separate actively managed equity accounts that track the Russell 1000 (60 percent).

(b)
A mix of low-cost index funds not actively managed (75 percent) and separate actively managed equity accounts (25 percent) that track the S&P 400 midcap index.

(c)
Primarily separate actively managed pooled investment accounts that track the MSCI and MSCI emerging market indices.

(d)
Low-cost index funds not actively managed (75 percent) and separate actively managed accounts (25 percent).

Note 5 — Post-Employment Benefits (Continued)

(e)
Low-cost index funds not actively managed (75 percent) and separate actively managed accounts (25 percent).

(f)
Primarily United Kingdom and Irish government-issued bonds.

(g)
Primarily mortgage backed securities.

(h)
Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed upon benchmark with specific return and volatility targets.

(i)
Primarily cash and cash equivalents.

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors. Absolute return funds are valued at the NAV provided by the fund administrator.

        The following table summarizes the change in the value of assets that are measured using significant unobservable inputs: (dollars in millions)

January 1, 2009	$303
Transfers in from other categories	3
Actual return on plan assets:
Assets on hand at year end	99
Assets sold during the year	(5)
Purchases, sales and settlements, net	130

December 31, 2009	$530

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans' assets.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Approximately 70 percent of Abbott's medical and dental plans' assets are invested in equity securities and 30 percent in fixed income securities and are measured using quoted prices in active markets or significant other observable inputs.

        Abbott funds its domestic pension plans according to IRS funding limitations. In 2009, $700 million was funded to the main domestic pension plan and $200 million was funded annually to the main domestic

Note 5 — Post-Employment Benefits (Continued)

pension plan in 2008 and in 2007. International pension plans are funded according to similar regulations. Abbott expects pension funding for its main domestic pension plan of $200 million annually.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows: (dollars in millions)

	Defined Benefit Plans	Medical and Dental Plans
2010	$252	$79
2011	261	84
2012	271	89
2013	282	94
2014	294	100
2015 to 2019	1,723	602

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $137 million in 2009, $129 million in 2008 and $119 million in 2007.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 6 — Taxes on Earnings

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $20.6 billion at December 31, 2009. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

Note 6 — Taxes on Earnings (Continued)

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows: (dollars in millions)

	2009	2008	2007
Earnings From Continuing Operations Before Taxes:
Domestic	$1,502	$(81)	$670
Foreign	5,692	5,937	3,800

Total	$7,194	$5,856	$4,470

	2009	2008	2007
Taxes on Earnings From Continuing Operations:
Current:
U.S. Federal, State and Possessions	$194	$1,188	$564
Foreign	521	782	675

Total current	715	1,970	1,239

Deferred:
Domestic	905	(845)	(304)
Foreign	(172)	(3)	(72)

Total deferred	733	(848)	(376)

Total	$1,448	$1,122	$863

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2009	2008	2007
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower foreign tax rates and tax exemptions	(16.4)	(16.7)	(12.6)
State taxes, net of federal benefit	1.0	0.2	0.4
Adjustments primarily related to resolution of prior years' accrual requirements	—	(0.5)	—
Domestic dividend exclusion	—	(0.6)	(3.1)
All other, net	0.5	1.8	(0.4)

Effective tax rate on earnings from continuing operations	20.1%	19.2%	19.3%

        As of December 31, 2009, 2008 and 2007, total deferred tax assets were $4.4 billion, $5.4 billion and $3.6 billion, respectively, and total deferred tax liabilities were $1.8 billion, $1.4 billion and $1.4 billion, respectively. Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. Valuation allowances for

Note 6 — Taxes on Earnings (Continued)

recorded deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows: (dollars in millions)

	2009	2008	2007
Compensation and employee benefits	$1,332	$1,496	$862
Trade receivable reserves	369	434	337
Inventory reserves	251	261	220
Deferred intercompany profit	232	248	262
State income taxes	187	137	84
Depreciation	(93)	(64)	(105)
Acquired in-process research and development and other accruals and reserves not currently deductible	1,889	2,771	1,751
Other, primarily the excess of book basis over tax basis of intangible assets	(1,593)	(1,293)	(1,197)

Total	$2,574	$3,990	$2,214

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. (dollars in millions)

	2009	2008	2007
January 1	$1,523	$1,126	$713
Increase due to current year tax positions	544	385	339
Increase due to prior year tax positions	234	418	147
Decrease due to current year tax positions	—	(25)	—
Decrease due to prior year tax positions	(90)	(240)	(11)
Settlements	(39)	(121)	(62)
Lapse of statute	—	(20)	—

December 31	$2,172	$1,523	$1,126

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $2.0 billion. Abbott believes that it is reasonably possible that unrecognized tax benefits will be settled within the next twelve months as a result of concluding various tax matters. Abbott expects the range of the decrease in the recorded amounts of unrecognized tax benefits, primarily as a result of cash adjustments, to range from zero to $680 million, arising from the conclusion of these tax matters.

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

Note 7 — Segment and Geographic Area Information (Continued)

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

	Net Sales to External Customers (a)			Operating Earnings (Loss) (a)			Depreciation and Amortization			Additions to Long-term Assets			Total Assets
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Pharmaceuticals (b)	$16,486	$16,708	$14,632	$6,443	$6,331	$5,509	$384	$323	$330	$239	$831	$407	$11,215	$10,356	$9,197
Nutritionals	5,284	4,924	4,388	910	859	855	157	135	115	173	281	388	3,368	3,220	3,261
Diagnostics	3,578	3,575	3,158	406	375	252	282	312	286	453	270	374	3,688	3,218	3,792
Vascular (b)	2,692	2,241	1,663	557	205	(188)	238	240	234	611	489	312	5,403	4,822	4,706

Total Reportable Segments	28,040	27,448	23,841	$8,316	$7,770	$6,428	$1,061	$1,010	$965	$1,476	$1,871	$1,481	$23,674	$21,616	$20,956

Other	2,725	2,080	2,073

Net Sales	$30,765	$29,528	$25,914

(a)
Net sales and operating earnings for 2009 were unfavorably affected by the relatively stronger U.S. dollar and were favorably affected by the relatively weaker U.S. dollar in 2008 and 2007.

(b)
Additions to long-term assets in 2009 for the Vascular Products segment include goodwill of $158 and intangibles of $373. Additions to long-term assets in 2008 for the Pharmaceutical Products segment includes acquired intangible assets of $700 and for the Vascular Products segment includes goodwill of $321.

	2009	2008	2007
	(dollars in millions)
Total Reportable Segment Operating Earnings	$8,316	$7,770	$6,428
Corporate functions and benefit plans costs	(354)	(377)	(421)
Non-reportable segments	209	133	298
Net interest expense	(382)	(327)	(456)
Acquired in-process research and development	(170)	(97)	—
Income from the TAP Pharmaceutical Products Inc. joint venture	—	119	498
Share-based compensation	(366)	(347)	(430)
Other, net (c)	(59)	(1,018)	(1,447)

Consolidated Earnings from Continuing Operations Before Taxes	$7,194	$5,856	$4,470

Note 7 — Segment and Geographic Area Information (Continued)

(c)
Other, net, for 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture and a $287 gain from a patent litigation settlement.

				2009	2008	2007
				(dollars in millions)
Total Reportable Segment Assets				$23,674	$21,616	$20,956
Cash and investments				11,065	6,153	3,946
Current deferred income taxes				2,364	2,463	2,110
Non-reportable segments				5,371	1,094	1,575
All other, net, primarily goodwill and intangible assets not allocated to reportable segments				9,943	11,093	11,127

Total Assets				$52,417	$42,419	$39,714

	Net Sales to External Customers (d)			Long-term Assets
	2009	2008	2007	2009	2008	2007
	(dollars in millions)
United States	$14,453	$14,495	$13,252	$14,886	$14,271	$12,870
Japan	1,590	1,249	1,111	1,161	1,046	987
Germany	1,481	1,381	1,235	6,914	5,833	6,822
The Netherlands	1,801	1,753	1,271	365	175	211
Italy	1,172	1,089	974	274	248	288
Canada	902	924	832	166	131	156
France	959	977	854	106	114	142
Spain	970	909	731	342	284	336
United Kingdom	779	725	627	1,095	1,008	1,371
All Other Countries	6,658	6,026	5,027	3,794	2,267	2,488

Consolidated	$30,765	$29,528	$25,914	$29,103	$25,377	$25,671

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

        There are a number of patent disputes with third parties who claim Abbott's products infringe their patents. In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages. In October 2009, the district court overturned the jury's finding that Abbott's infringement was willful, but denied Abbott's request to overturn the jury's verdict on validity, infringement, and damages. In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in

Note 8 — Litigation and Environmental Matters (Continued)

prejudgment interest. Abbott has appealed the jury's verdict. Abbott is confident in the merits of its case and believes that it will prevail on appeal. As a result, no reserves have been recorded in this case. Abbott's acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded a reserve.

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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $170 million to $310 million. The recorded reserve balance at December 31, 2009 for these proceedings and exposures was approximately $215 million. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

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

        In 2009, Abbott and Medtronic, Inc. reached a settlement resolving all outstanding intellectual property litigation between the two parties. Under the terms of the settlement, Medtronic paid Abbott $400 million. The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits. In connection with the settlement, Abbott recognized a gain of $287 million which is included in Other (income) expense, net. The remaining amounts are being recognized as royalty income as earned.

Note 9 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, replacement stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2009, Abbott granted 1,783,300 stock options, 1,449,301 replacement stock options, 1,278,467 restricted stock awards and 5,677,322 restricted stock units under this program. In addition, 2,899,411 options were issued in connection with the conversion of Advanced Medical Optics, Inc. options to Abbott options. The purchase price of shares under option must be at least equal to the fair

Note 9 — Incentive Stock Program (Continued)

market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Options granted before January 1, 2005 included a replacement feature. Except for options outstanding that have a replacement feature, options granted after December 31, 2004 do not include a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option may be granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At December 31, 2009, approximately 220 million shares were reserved for future grants, including 175 million shares authorized by Abbott's shareholders in April 2009. Subsequent to year-end, the reserve was reduced by approximately 23 million shares for stock options and restricted stock awards and units granted by the Board of Directors.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2008 and December 31, 2009 was 3,574,445 and $52.21 and 8,703,247 and $53.64, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2009 were 6,955,789 and $53.54, 1,556,472 and $49.98 and 270,515 and $53.39, respectively. The fair market value of restricted stock awards and units vested in 2009, 2008 and 2007 was $81 million, $76 million and $114 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2008	128,827,135	$49.16	6.4	87,770,715	$47.39	5.4

Granted	6,132,012	58.50
Exercised	(13,281,445)	43.91
Lapsed	(2,817,581)	54.94

December 31, 2009	118,860,121	$50.09	5.7	98,251,406	$49.16	5.2

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $574 million and $565 million, respectively. The total intrinsic value of options exercised in 2009, 2008 and 2007 was $129 million, $314 million and $613 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2009 amounted to approximately $230 million which is expected to be recognized over the next three years.

        Total non-cash compensation expense charged against income in 2009, 2008 and 2007 for share-based plans totaled approximately $365 million, $350 million and $430 million, respectively, and the tax benefit recognized was approximately $118 million, $117 million and $142 million, respectively. Compensation cost capitalized as part of inventory is not significant.

Note 9 — Incentive Stock Program (Continued)

        The fair value of an option granted in 2009, 2008 and 2007 was $9.28, $11.42 and $12.88, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007
Risk-free interest rate	2.7%	3.0%	4.5%
Average life of options (years)	6.0	6.0	5.9
Volatility	22.0%	24.0%	25.0%
Dividend yield	3.0%	2.6%	2.5%

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

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (dollars in millions)

	2009	2008	2007
Various notes, due 2009	$—	$—	$1,000
1.51% Yen notes, due 2010	—	157	135
3.75% Notes, due 2011	500	500	500
5.6% Notes, due 2011	1,500	1,500	1,500
5.15% Notes, due 2012	1,000	1,000	1,000
4.35% Notes, due 2014	500	500	500
5.875% Notes, due 2016	2,000	2,000	2,000
5.6% Notes, due 2017	1,500	1,500	1,500
5.125% Notes, due 2019	2,000	—	—
6.15% Notes, due 2037	1,000	1,000	1,000
6.0% Notes, due 2039	1,000	—	—
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	266	556	353

Total, net of current maturities	11,266	8,713	9,488
Current maturities of long-term debt	211	1,041	898

Total carrying amount	$11,477	$9,754	$10,386

        Principal payments required on long-term debt outstanding at December 31, 2009, are $211 million in 2010, $2.0 billion in 2011, $1.0 billion in 2012, $291 million in 2013, $502 million in 2014 and $7.6 billion thereafter.

        At December 31, 2009, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.3 billion that support commercial paper borrowing arrangements of which a $3.3 billion facility expires in October 2010 and a $3.0 billion facility expires in 2012. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted-average interest rate on short-term borrowings was 0.2% at December 31, 2009, 0.5% at December 31, 2008 and 3.7% at December 31, 2007.

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions

        On January 1, 2009, Abbott adopted the provisions of SFAS No. 141 (revised 2007), "Business Combinations," as codified in FASB ASC No. 805, "Business Combinations." Under ASC No. 805, acquired in-process research and development is accounted for as an indefinite-lived intangible asset until approval or discontinuation rather than as expense, acquisition costs in connection with an acquisition are expensed rather than added to the cost of an acquisition and the fair value of contingent consideration at the date of an acquisition is added to the cost of the acquisition.

        In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO) for approximately $1.4 billion in cash, net of cash held by AMO. Prior to the acquisition, Abbott held a small investment in AMO. Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO's premier position in its field. Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date. The acquisition was financed with long-term debt. The allocation of the fair value of the acquisition is shown in the table below: (dollars in billions)

Goodwill, non-deductible	$1.7
Acquired intangible assets, non-deductible	0.9
Acquired in-process research and development, non-deductible	0.2
Acquired net tangible assets	0.4
Acquired debt	(1.5)
Deferred income taxes recorded at acquisition	(0.3)

Total allocation of fair value	$1.4

        Acquired intangible assets consist of established customer relationships, developed technology and trade names and will be amortized over 2 to 30 years (average of 15 years). Acquired in-process research and development will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities. Abbott incurred approximately $89 million of acquisition-related expenses in 2009 which are classified as Selling, general and administrative expense. In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

        In October 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million, in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $195 million which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $33 million, goodwill of approximately $260 million and deferred income taxes of approximately $89 million. Acquired intangible assets consist of developed technology and will be amortized over 12 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The preliminary

Note 11 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $145 million, non-deductible acquired in-process research and development of approximately $228 million which will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $158 million and deferred income taxes of approximately $136 million. Acquired intangible assets consist of developed technology and will be amortized over 12 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott's position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

        Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In December 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million, in cash, resulting in a charge to acquired in-process research and development.

        In September 2009, Abbott announced an agreement to acquire Solvay's pharmaceuticals business for EUR 4.5 billion (approximately $6.2 billion), in cash, plus additional payments of up to EUR 300 million if certain sales milestones are met. This acquisition will provide Abbott with a large and complementary portfolio of pharmaceutical products and a significant presence in key global emerging markets and will add approximately $500 million to Abbott's research and development spending. The transaction closed on February 15, 2010. Sales for the acquired business are forecast to be approximately $2.9 billion in 2010. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Note 12 — Goodwill and Intangible Assets

        Abbott recorded goodwill of approximately $2.2 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc., Ibis Biosciences, Inc., Visiogen, Inc. and Evalve, Inc. Goodwill of approximately $120 million related to the Ibis acquisition was allocated to the Diagnostic Products segment and goodwill of approximately $160 million related to the Evalve acquisition was allocated to the Vascular Products segment. In connection with the dissolution of the TAP Pharmaceutical Products Inc. (TAP) joint venture in 2008, Abbott recorded approximately $350 million of goodwill related to the Pharmaceutical Products segment. In 2008, Abbott paid $250 million to Boston Scientific as a result of the FDA's approval to market the Xience V drug-eluting stent in the U.S., resulting in an increase in goodwill in the Vascular Products segment. Abbott recorded goodwill of $53 million in 2007 related to acquisitions. Goodwill adjustments recorded in 2007 allocated to the Pharmaceutical Products segment amounted to $194 million and adjustments allocated to the Vascular Products segment amounted to $(141) million. Foreign currency translation and other adjustments increased (decreased) goodwill in 2009, 2008 and 2007 by $997 million, $(677) million and $627 million, respectively. The amount of goodwill related to reportable segments at December 31, 2009 was $6.7 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $385 million for the Diagnostic Products segment, and $2.7 billion for the Vascular Products segment. Goodwill was reduced by approximately $64 million in

Note 12 — Goodwill and Intangible Assets (Continued)

connection with the sale of Abbott's spine business in 2008. There were no other reductions of goodwill relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $10.8 billion, $9.4 billion and $9.0 billion as of December 31, 2009, 2008 and 2007, respectively, and accumulated amortization was $5.1 billion, $4.2 billion and $3.3 billion as of December 31, 2009, 2008 and 2007, respectively. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $610 million at December 31, 2009. The estimated annual amortization expense for intangible assets recorded at December 31, 2009 is approximately $899 million in 2010, $884 million in 2011, $865 million in 2012, $739 million in 2013 and $656 million in 2014. Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Note 13 — Restructuring Plans

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $54 million and $16 million were recorded in 2009 and 2008, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31, 2008	110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	$98

        In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2009, 2008 and 2007, Abbott recorded charges of approximately $114 million, $36 million and $107 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $94 million in 2007 is classified as cost of products sold, $3 million in 2007 as research and development and $114 million, $36 million and $10 million in 2009, 2008 and 2007, respectively, as selling, general and administrative. Fair value for the determination of the amount of asset impairments was determined primarily based on a discounted cash flow method. An additional $47 million, $81 million and $90 million were subsequently recorded in 2009, 2008 and 2007, respectively, relating to these restructurings, primarily for accelerated depreciation. In addition, Abbott implemented facilities restructuring plans in 2007 related to the acquired operations of Kos Pharmaceuticals Inc. which resulted in an increase to goodwill of

Note 13 — Restructuring Plans (Continued)

approximately $52 million. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2007	$193
2007 restructuring charges	159
Payments, impairments and other adjustments	(158)

Accrued balance at December 31, 2007	194
2008 restructuring charges	36
Payments, impairments and other adjustments	(125)

Accrued balance at December 31, 2008	105
2009 restructuring charges	114
Payments and other adjustments	(74)

Accrued balance at December 31, 2009	$145

Note 14 — Subsequent Events

        As of the beginning of 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. As a result, beginning in 2010, the U.S. dollar will be the functional currency for Abbott's operations in Venezuela. In January 2010, the Venezuelan government announced a devaluation of its bolivar currency relative to the U.S. dollar. Excluding the one-time balance sheet devaluation and local tax liability impact of approximately $110 million, Abbott does not expect the bolivar devaluation to have a significant impact on consolidated results of operations, financial position or cash flows.

        In January 2010, Abbott suspended its sales of sibutramine in the European Union (EU) following the recommendation by the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA). Abbott reflected the 2009 impact of the suspension, primarily related to inventory exposures, in its 2009 results. Abbott does not expect the suspension of EU sibutramine sales to have a significant impact on consolidated results of operations, financial position or cash flows.

        The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. requires Abbott to secure the judgment in the event that its appeal to the Federal Circuit court is unsuccessful in overturning the district court's decision. Abbott expects to deposit approximately $1.8 billion with an escrow agent during the first quarter of 2010 and will consider these assets to be restricted.

Note 15 — Quarterly Results (Unaudited)

(dollars in millions except per share data)

	2009	2008	2007
First Quarter
Net Sales	$6,718.4	$6,765.6	$5,945.5
Gross Profit	3,782.4	3,804.5	3,353.5
Net Earnings	1,438.6	937.9	697.6
Basic Earnings Per Common Share (a)	.93	.61	.45
Diluted Earnings Per Common Share (a)	.92	.60	.45
Market Price Per Share – High	57.39	61.09	57.26
Market Price Per Share – Low	44.10	50.09	48.75
Second Quarter
Net Sales	$7,494.9	$7,314.0	$6,370.6
Gross Profit	4,365.9	4,194.4	3,566.3
Net Earnings	1,288.1	1,322.0	988.7
Basic Earnings Per Common Share (a)	.83	.86	.64
Diluted Earnings Per Common Share (a)	.83	.85	.63
Market Price Per Share – High	48.37	57.04	59.50
Market Price Per Share – Low	41.27	50.09	52.80
Third Quarter
Net Sales	$7,761.3	$7,497.7	$6,376.7
Gross Profit	4,401.2	4,144.8	3,512.7
Net Earnings	1,480.4	1,084.6	717.0
Basic Earnings Per Common Share (a)	.95	.70	.46
Diluted Earnings Per Common Share (a)	.95	.69	.46
Market Price Per Share – High	49.69	60.78	56.91
Market Price Per Share – Low	43.45	52.63	49.58
Fourth Quarter
Net Sales	$8,790.1	$7,950.3	$7,221.4
Gross Profit	5,005.9	4,771.9	4,059.7
Net Earnings	1,538.7	1,536.2	1,203.0
Basic Earnings Per Common Share (a)	.99	.99	.78
Diluted Earnings Per Common Share (a)	.98	.98	.77
Market Price Per Share – High	54.97	59.93	59.48
Market Price Per Share – Low	48.41	45.75	50.51
(a)
The sum of the quarters' basic earnings per share for 2009 and 2007 and the sum of the quarters' diluted earnings per share for 2009 do not add to the full year earnings per share amounts due to rounding.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment Abbott Medical Optics which was acquired in 2009 and accounted for approximately 7 percent of consolidated total assets and 3 percent of consolidated net sales as of and for the year ended December 31, 2009. Based on our assessment, we believe that, as of December 31, 2009, the company's internal control over financial reporting was effective based on those criteria.

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

February 19, 2010

 Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2009, 2008, and 2007, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009, 2008, and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of a new accounting standard relating to business combinations in 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2010

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment Abbott Medical Optics which was acquired in 2009 and accounted for approximately 7% of consolidated total assets and approximately 3% of consolidated net sales as of and for the year ended December 31, 2009. Accordingly, our audit did not include the internal control over financial reporting at Abbott Medical Optics. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2009 and our report dated February 19, 2010 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company's adoption of a new accounting standard in 2009.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2010

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 75 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 77 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2009, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Nominees for Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2010 Abbott Laboratories Proxy Statement. The 2010 Proxy Statement will be filed on or about March 15, 2010. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 19 through 22 hereof.

        Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and controller. That code is part of Abbott's code of business conduct which is available free of charge through Abbott's investor relations website (www.abbottinvestor.com). Abbott intends to include on its website (www.abbott.com) any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott's principal executive officer, principal financial officer, and principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2010 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2010 Proxy Statement will be filed on or about March 15, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[1]	118,860,121	$50.09	231,795,260
Equity compensation plans not approved by security holders	0	$0.00	0
Total[1]	118,860,121	$50.09	231,795,260

1.
(i) Abbott Laboratories 1996 Incentive Stock Program. Benefits under the 1996 Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code ("incentive stock options"), stock options that do not qualify for that special tax treatment ("non-qualified stock options"), restricted stock, restricted stock units, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the 1996 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

  If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 1996 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the 1996 Program. If shares are issued under any benefit under the 1996

  Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 1996 Program.

  In April 2009, the 1996 Program was replaced by the Abbott Laboratories 2009 Incentive Stock Program. No further awards will be granted under the 1996 Program.

  (ii) Abbott Laboratories 2009 Incentive Stock Program. Benefits under the 2009 Program include stock options that do not qualify for special tax treatment under Section 422 of the Internal Revenue Code ("non-qualified stock options"), restricted stock, restricted stock units, performance awards, other share-based awards (including stock appreciation rights, dividend equivalents and recognition awards), awards to non-employee directors, and foreign benefits. The shares that remain available for issuance under the 2009 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

  If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 2009 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the 2009 Program. If shares are issued under any benefit under the 2009 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 2009 Program.

  (iii) Abbott Laboratories 2009 Employee Stock Purchase Plan for Non-U.S. Employees. Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

  Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares acquired come from treasury shares. The purchase price is 85% of the lower of the fair market value of the shares on that date or on the first day of that purchase cycle.

  (iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended; AMO's 2004 Stock Incentive Plan, as amended and restated; the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan; the VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated; the VISX, Incorporated 1995 Stock Plan, as amended; the VISX, Incorporated 2000 Stock Plan; and the VISX, Incorporated 2001 Nonstatutory Stock Option Plan. As of December 31, 2009, 2,684,617 options remained outstanding under the plans. These options have a weighted average purchase price of $65.65. No further awards will be granted under the plans.

        For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, the Abbott Laboratories 2009 Incentive Stock Program, and the Abbott Laboratories 2009 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 9 entitled "Incentive Stock Program" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

(b)
Information Concerning Security Ownership. Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2010 Proxy Statement. The 2010 Proxy Statement will be filed on or about March 15, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2010 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2010 Proxy Statement will be filed on or about March 15, 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2010 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2010 Proxy Statement will be filed on or about March 15, 2010.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 43 hereof, for a list of financial statements.

(2)
Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	85
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	86
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 87 through 95 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 87 through 95).

(c)
Financial Statement Schedule filed (page 85).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 19, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 19, 2010 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)	/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories
/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories	/s/ WILLIAM M. DALEY William M. Daley Director of Abbott Laboratories
/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories

/s/ W. ANN REYNOLDS, PH.D. W. Ann Reynolds, Ph.D. Director of Abbott Laboratories	/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories
/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(in thousands of dollars)

Allowances for Doubtful Accounts	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off Net of Recoveries	Balance at End of Year
2009	$263,632	$75,703	$(27,789)	$311,546
2008	$258,288	$20,057	$(14,713)	$263,632
2007	215,443	70,893	(28,048)	258,288

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of and for the years ended December 31, 2009, 2008, and 2007, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated February 19, 2010, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's adoption of a new accounting standard in 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 19, 2010

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2009

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
2.1

*Stock and Asset Purchase Agreement among Solvay SA and the other Sellers (as defined in the Agreement) and Abbott Laboratories and the other Buyers (as defined in the Agreement), dated as of September 26, 2009, filed as Exhibit 2.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

2.2

*Amendment No. 1, dated February 15, 2010, to Stock and Asset Purchase Agreement among Solvay SA and the other Sellers (as defined in the Agreement) and Abbott Laboratories and the other Buyers (as defined in the Agreement), dated as of September 26, 2009, filed as Exhibit 2.2 to the Abbott Laboratories Current Report on Form 8-K dated February 15, 2010.

2.3

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
3.2

*Corporate By-Laws of Abbott Laboratories, as amended and restated effective as of February 20, 2009, filed as Exhibit 3.2 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.

3.3	*Corporate By-Laws of Abbott Laboratories, as amended and restated effective as of April 24, 2009, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.
4.1

*Indenture dated as of February 9, 2001, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, successor to Bank One Trust Company, N.A.) (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Registration Statement on Form S-3 dated February 12, 2001.

4.2

*Supplemental Indenture dated as of February 27, 2006, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), filed as Exhibit 4.2 to the Abbott Laboratories Registration Statement on Form S-3 dated February 28, 2006.

4.3	*Form of 3.5% Note, filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.4	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes, filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
4.5	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes, filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.6	*Form of 3.75% Note, filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.7	*Form of 4.35% Note, filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.8	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.9	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.10	*Form of 5.375% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.11	*Form of 5.600% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.12	*Form of 5.875% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.13	*Actions of the Authorized Officers with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.14	*Officers' Certificate and Company Order with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 4.25 to the 2006 Abbott Laboratories Report on Form 10-K.
4.15	*Form of $1,000,000,000 5.150% Note due 2012, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.16	*Form of $1,500,000,000 5.600% Note due 2017, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.17	*Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.18

*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.19	*Form of $2,000,000,000 5.125% Note due 2019, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.20	*Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.21

*Actions of the Authorized Officers with respect to Abbott's 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

10-K Exhibit Table Item No.
4.22

*Indenture, dated as of June 22, 2004, between AMO and U.S. Bank National Association, as trustee (relating to the 2.50% Notes), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.23

*Supplemental Indenture, dated as of February 26, 2009, between AMO and U.S. Bank National Association, as trustee (relating to the 2.50% Notes), filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.24

*Indenture, dated as of July 18, 2005, between AMO and U.S. Bank National Association, as trustee (relating to the 1.375% Notes), filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.25

*Supplemental Indenture, dated as of February 26, 2009, between AMO and U.S. Bank National Association, as trustee (relating to the 1.375% Notes), filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.26

*Indenture, dated as of June 13, 2006, between AMO and U.S. Bank National Association, as trustee (relating to the 3.25% Notes), filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.27

*Supplemental Indenture, dated as of August 15, 2006, between AMO and U.S. Bank National Association, as trustee (relating to the 3.25% Notes), filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated February 25, 2009.

4.28

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
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended effective January 1, 2008, filed as Exhibit 4.1 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.3	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated.**
10.4	Abbott Laboratories Supplemental Pension Plan, as amended and restated.**
10.5	The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended effective January 1, 2008, filed as Exhibit 10.7 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.7	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated.**
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	*Abbott Laboratories 2009 Incentive Stock Program, filed as Exhibit B to the Abbott Laboratories Definitive Proxy Statement on Schedule 14A dated March 13, 2009.**

10-K Exhibit Table Item No.
10.10	Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated.**
10.11

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.12

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.13

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.14

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.15

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.16

*Form of Employee Stock Option Agreement for a Replacement Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.17

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.18

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.19

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.20

*Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**

10.21

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.22

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10-K Exhibit Table Item No.
10.23

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.24

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.25

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.26

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.27

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.28

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.29

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.30

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.31

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.32

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.49 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.33

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.50 to the 2006 Abbott Laboratories Report on Form 10-K.**

10-K Exhibit Table Item No.
10.34

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.51 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.35

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.52 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.36

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.37

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.38

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.39

*Form of Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.40

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (ratable vesting), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.41

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (cliff vesting), filed as Exhibit 10.6 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.42

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.43

*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009. **

10.44	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10-K Exhibit Table Item No.
10.45	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.46	*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.47	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.48	*Form of Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.49	*Form of Performance Restricted Stock Agreement, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.50	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.51	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.52	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.53	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.54	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.55	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.56

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Messrs. White and Freyman), filed as Exhibit 10.34 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**

10.57	Base Salary of Named Executive Officers.**
10.58	*Transaction Agreement between Boston Scientific Corporation and Abbott Laboratories, dated as of January 8, 2006, filed as Exhibit 10.28 to the 2005 Abbott Laboratories Annual Report on Form 10-K.
10.59

*Amendment No. 1 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.29 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.60

*Amendment No. 2 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.30 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
10.61

*Amendment No. 3 to Transaction Agreement, dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.62

*Amendment No. 4 to Transaction Agreement, dated as of April 5, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.63

*Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.64

*Amendment to Purchase Agreement, dated as of April 21, 2006, between Guidant Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.65	*Promissory Note, dated April 21, 2006, from BSC International Holding Ltd., filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.66

*Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.4 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.67

*Amendment to Subscription and Stockholder Agreement, dated as of April 21, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.5 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.68

*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10.69	*Support Agreement, dated as of January 11, 2009, by and among ValueAct, Abbott and the Purchaser, filed as Exhibit 99.1 to the Abbott Laboratories Current Report on Form 8-K dated January 11, 2009.
10.70

*Support Agreement, dated as of January 11, 2009, by and among James V. Mazzo, Abbott and the Purchaser, filed as Exhibit 99.2 to the Abbott Laboratories Current Report on Form 8-K dated January 11, 2009.

10.71

*Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.72

*First Amendment to Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, filed as Exhibit 4.4 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.73	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.74	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10-K Exhibit Table Item No.
10.75	*VISX, Incorporated 2001 Nonstatutory Stock Option Plan, filed as Exhibit 4.7 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.76	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.77	*VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated, filed as Exhibit 4.9 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.78	*VISX, Incorporated 1995 Stock Plan, as amended, filed as Exhibit 4.10 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and footnotes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 19, 2010, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; and (iv) Consolidated Statement of Shareholders' Investment.

        The 2010 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 15, 2010.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.

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
Financial Review
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Financial Instruments and Risk Management
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Abbott Laboratories and Subsidiaries Consolidated Statement of Earnings (dollars and shares in thousands except per share data)
Abbott Laboratories and Subsidiaries Consolidated Statement of Cash Flows (dollars in thousands)
Abbott Laboratories and Subsidiaries Consolidated Balance Sheet (dollars in thousands)
Abbott Laboratories and Subsidiaries Consolidated Statement of Shareholders' Investment (dollars in thousands except per share data)
Abbott Laboratories and Subsidiaries Notes to Consolidated Financial Statements
Management Report on Internal Control Over Financial Reporting
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
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
ABBOTT LABORATORIES AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007 (in thousands of dollars)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EXHIBIT INDEX ABBOTT LABORATORIES ANNUAL REPORT FORM 10-K 2009