Form 10-Q
period 2010-03-31
ABBOTT LABORATORIES
filed 2010-06-09
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, Abbott Laboratories had 1,543,565,059 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2010	2009
Net Sales	$7,698,354	$6,718,368

Cost of products sold	3,335,104	2,935,921
Research and development	730,367	650,743
Selling, general and administrative	2,162,400	2,070,945
Total Operating Cost and Expenses	6,227,871	5,657,609

Operating Earnings	1,470,483	1,060,759

Interest expense	118,201	124,190
Interest (income)	(29,531)	(36,044)
Net foreign exchange loss (gain)	70,019	14,434
Other (income) expense, net	(10,413)	(974,300)
Earnings Before Taxes	1,322,207	1,932,479
Taxes on Earnings	319,192	493,842
Net Earnings	$1,003,015	$1,438,637

Basic Earnings Per Common Share	$0.65	$0.93
Diluted Earnings Per Common Share	$0.64	$0.92

Cash Dividends Declared Per Common Share	$0.44	$0.40

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,547,815	1,545,767
Dilutive Common Stock Options and Awards	13,508	10,618
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,561,323	1,556,385

Outstanding Common Stock Options Having No Dilutive Effect	29,403	67,391

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2010	2009
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,003,015	$1,438,637
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	287,249	270,072
Amortization of intangibles	275,252	193,973
Share-based compensation	173,866	186,947
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	(797,130)
Trade receivables	291,638	375,665
Inventories	(49,631)	(198,704)
Other, net	(458,637)	(770,742)
Net Cash From Operating Activities	1,522,752	698,718

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(245,143)	(252,151)
Acquisitions of businesses, net of cash acquired	(6,415,648)	(1,492,059)
Proceeds from sales of investment securities, net	874,139	138,962
Deposit of restricted funds	(1,870,000)	—
Other	(2,108)	(510)
Net Cash (Used in) Investing Activities	(7,658,760)	(1,605,758)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	775,006	1,770,418
Proceeds from issuance of long-term debt	—	3,000,000
Payment of long-term debt	(1,254)	(1,983,176)
Purchases of common shares	(861,368)	(822,953)
Proceeds from stock options exercised, including income tax benefit	188,169	279,394
Dividends paid	(620,752)	(559,081)
Net Cash (Used in) From Financing Activities	(520,199)	1,684,602

Effect of exchange rate changes on cash and cash equivalents	(586,312)	(14,789)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,242,519)	762,773
Cash and Cash Equivalents, Beginning of Year	8,809,339	4,112,022
Cash and Cash Equivalents, End of Period	$1,566,820	$4,874,795

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2010	December 31 2009
Assets
Current Assets:
Cash and cash equivalents	$1,566,820	$8,809,339
Investments, primarily time deposits and certificates of deposit	255,253	1,122,709
Restricted funds, primarily U.S. treasury bills	1,870,000	—
Trade receivables, less allowances of $315,873 in 2010 and $311,546 in 2009	6,520,222	6,541,941
Inventories:
Finished products	2,138,884	2,289,280
Work in process	746,890	448,487
Materials	525,147	527,110
Total inventories	3,410,921	3,264,877
Prepaid expenses, deferred income taxes, and other receivables	4,067,462	3,575,025
Total Current Assets	17,690,678	23,313,891
Investments	1,120,483	1,132,866
Property and Equipment, at Cost	16,803,187	16,486,906
Less: accumulated depreciation and amortization	8,743,073	8,867,417
Net Property and Equipment	8,060,114	7,619,489
Intangible Assets, net of amortization	10,663,369	6,291,989
Goodwill	15,007,686	13,200,174
Deferred Income Taxes and Other Assets	816,292	858,214
	$53,358,622	$52,416,623
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,730,427	$4,978,438
Trade accounts payable	1,663,523	1,280,542
Salaries, dividends payable, and other accruals	6,301,954	6,137,187
Income taxes payable	769,488	442,140
Current portion of long-term debt	718,093	211,182
Total Current Liabilities	15,183,485	13,049,489

Long-term Debt	10,878,649	11,266,294
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	6,284,148	5,202,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares
Issued at stated capital amount -
Shares: 2010: 1,616,801,616; 2009: 1,612,683,987	8,413,595	8,257,873
Common shares held in treasury, at cost -
Shares: 2010: 73,236,557; 2009: 61,516,398	(3,945,682)	(3,310,347)
Earnings employed in the business	17,367,857	17,054,027
Accumulated other comprehensive income (loss)	(975,671)	854,074
Total Abbott Shareholders’ Investment	20,860,099	22,855,627
Noncontrolling Interests in Subsidiaries	152,241	43,102
Total Equity	21,012,340	22,898,729
	$53,358,622	$52,416,623

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months ended March 31, 2010 and 2009 were $1.001 billion and $1.436 billion, respectively.

Other (income) expense, net, for the first quarter of 2009 includes the derecognition of a contingent liability of $797 million and ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture, and income from the recording of certain investments at fair value in connection with business acquisitions.

Net foreign exchange loss (gain) includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of $466 million and $741 million, respectively, and to the post-employment medical and dental benefit plans of $66 million and $13 million, respectively.

The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. requires Abbott to secure the judgment in the event that its appeal to the Federal Circuit court is unsuccessful in overturning the district court’s decision.  In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considers these assets to be restricted.

The components of long-term investments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31	December 31
(dollars in millions)	2010	2009
Equity securities	$144	$153
Note receivable from Boston Scientific, 4% interest, due in 2011	884	880
Other	92	100
Total	$1,120	$1,133

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In October 2009, the district court overturned the jury’s finding that Abbott’s infringement was willful, but denied Abbott’s request to overturn the jury’s verdict on validity, infringement, and damages.  In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest.  Abbott has appealed the jury’s verdict.  Abbott is confident in the merits of its case and believes that it will prevail on appeal.  As a result, no reserves have been recorded in this case.  Abbott’s acquisition of Kos Pharmaceuticals Inc. resulted in the assumption of various cases and investigations and Abbott has recorded a reserve.

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $190 million to $315 million.  The recorded reserve balance at March 31, 2010 for these proceedings and exposures was approximately $235 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

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

March 31, 2010

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(dollars in millions)	2010	2009	2010	2009

Service cost - benefits earned during the period	$78	$60	$14	$12
Interest cost on projected benefit obligations	117	94	26	26
Expected return on plans’ assets	(149)	(127)	(7)	(6)
Net amortization	28	18	6	4
Net cost	$74	$45	$39	$36

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first quarters of 2010 and 2009, $466 million and $741 million, respectively, was contributed to defined benefit plans and $66 million and $13 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended March 31
(dollars in millions)	2010	2009

Foreign currency translation (loss) adjustments	$(1,987)	$(59)
Unrealized (losses) gains on marketable equity securities	(2)	3
Amortization of net actuarial losses and prior service cost and credits	22	16
Net adjustments for derivative instruments designated as cash flow hedges	137	9
Other comprehensive (loss), net of tax	(1,830)	(31)
Net Earnings	1,003	1,439
Comprehensive (Loss) Income	$(827)	$1,408

	March 31 2010	December 31 2009
Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation (gain) adjustments	$(1,048)	$(3,035)
Cumulative unrealized (gains) on marketable equity securities	(22)	(24)
Net actuarial losses and prior service cost and credits	2,139	2,161
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(93)	44

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

Pharmaceutical Products — Worldwide sales of a broad line of pharmaceuticals.  For segment reporting purposes, three pharmaceutical divisions are aggregated and reported as the Pharmaceutical Products segment.

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

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(dollars in millions)	2010	2009	2010	2009
Pharmaceutical Products	$4,103	$3,636	$1,528	$1,305
Nutritional Products	1,320	1,181	188	180
Diagnostic Products	915	816	146	88
Vascular Products	747	645	182	160
Total Reportable Segments	7,085	6,278	2,044	1,733
Other	613	440
Net Sales	$7,698	$6,718
Corporate functions and benefit plans costs			(120)	(94)
Non-reportable segments			90	61
Net interest expense			(89)	(88)
Share-based compensation (a)			(169)	(174)
Other, net (b)			(434)	494
Consolidated Earnings Before Taxes			$1,322	$1,932

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net, for the three months ended March 31, 2009, includes the derecognition of a contingent liability of approximately $797 established in connection with the conclusion of the TAP joint venture.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

Note 8 — Incentive Stock Programs

In the first three months of 2010, Abbott granted 1,510,300 stock options, 163,395 replacement stock options, 1,734,700 restricted stock awards and 5,611,368 restricted stock units under these programs.  At March 31, 2010, approximately 200 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2010 is as follows:

	Outstanding	Exercisable
Number of shares	113,746,326	103,058,409
Weighted average remaining life (years)	5.5	5.2
Weighted average exercise price	$50.26	$49.78
Aggregate intrinsic value (in millions)	$435	$435

The total unrecognized share-based compensation cost at March 31, 2010 amounted to approximately $450 million which is expected to be recognized over the next three years.

Note 9 — Business Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation.   The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date.  Net sales and pretax loss of the acquired operations, including acquisition and integration expenses, for the first quarter 2010 were approximately $210 million and $37 million, respectively.  The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuations are completed.

Goodwill, non-deductible	$2.1
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.6
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.2)
Total preliminary allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and will be amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development will be accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $620 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of Solvay Pharmaceuticals had taken place on January 1, 2010 and January 1, 2009.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date. (in billions of dollars, except per share amounts)

	Three Months Ended March 31
	2010	2009
Net sales	$8.3	$7.4
Net earnings	1.0	1.3
Diluted earnings per common share	0.63	0.86

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

In March 2010, Abbott acquired STARLIMS Technologies for approximately $105 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

On April 20, 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.   The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.

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

Acquired intangible assets consist of established customer relationships, developed technology and trade names and are amortized over 2 to 30 years (average of 15 years). Acquired in-process research and development is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities. In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

The allocation of the fair value of the 2009 acquisitions of Visiogen, Inc. and Evalve, Inc. will be completed when the valuations are completed.

Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $1.3 billion and $2.0 billion at March 31, 2010 and December 31, 2009, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2010 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2010 and December 31, 2009, Abbott held $8.3 billion and $7.5 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $570 million and approximately $575 million as of March 31, 2010 and December 31, 2009, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $5.5 billion at March 31, 2010 and December 31, 2009 to manage its exposure to changes in the fair value of fixed-rate debt due 2011 through 2019.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2010 or 2009 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2010 and December 31, 2009:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	March 31 2010	Dec. 31 2009	Balance Sheet Caption	March 31 2010	Dec. 31 2009	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$73	$80	Deferred income taxes and other assets	$151	$218	Post-employment obligations, deferred income taxes and other long-term liabilities

Interest rate swaps designated as fair value hedges	15	—	Prepaid expenses, deferred income taxes, and other receivables	—	—	n/a

Foreign currency forward exchange contracts — Hedging instruments Others not designated as hedges	90 68	— 31	Prepaid expenses, deferred income taxes, and other receivables	3 79	27 87	Salaries, dividends payable and other accruals

Debt designated as a hedge of net investment in a foreign subsidiary	—	—		570	575	Short-term borrowings
	$246	$111		$803	$907

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2010 and 2009 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2010 and 2009 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(dollars in millions)	2010	2009	2010	2009	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$27	$(3)	$—	$(2)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	2	40	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	76	(23)	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	14	50	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2010 and December 31, 2009 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31 2010		December 31 2009
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investments:
Available-for-sale equity securities	$144	$144	$153	$153
Note receivable	884	917	880	925
Other	92	77	100	79
Total Long-term Debt	(11,597)	(12,459)	(11,477)	(12,304)
Foreign Currency Forward Exchange Contracts:
Receivable position	158	158	31	31
(Payable) position	(82)	(82)	(114)	(114)
Interest Rate Hedge Contracts:
Receivable position	88	88	80	80
(Payable) position	(151)	(151)	(218)	(218)

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2010:
Equity and other securities	$93	$71	$—	$22
Interest rate swap derivative financial instruments	88	—	88	—
Foreign currency forward exchange contracts	158	—	158	—
Total Assets	$339	$71	$246	$22

Fair value of hedged long-term debt	$5,490	$—	$5,490	$—
Interest rate swap derivative financial instruments	151	—	151	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	451	—	—	451
Total Liabilities	$6,174	$—	$5,723	$451

December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—
Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap derivative financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—
Total Liabilities	$5,694	$—	$5,694	$—

The recorded value of investments that are valued using significant unobservable inputs did not change significantly.  Changes in these values are recorded in Accumulated other comprehensive income.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted during the period for the time value of money.

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited), continued

Note 11 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $2.1 billion in 2010 related to the acquisitions of Solvay Pharmaceuticals and STARLIMS Technologies.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill.  Abbott recorded goodwill of approximately $1.7 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  Goodwill related to the Solvay Pharmaceuticals acquisition was allocated to the Pharmaceutical Products segment, goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment and goodwill associated with the Ibis and STARLIMS acquisitions was allocated to the Diagnostic Products segment.  Foreign currency translation adjustments and other adjustments decreased goodwill in the first three months of 2010 and 2009 by approximately $600 million and $2 million, respectively.  The amount of goodwill related to reportable segments at March 31, 2010 was $8.4 billion for the Pharmaceutical Products segment, $206 million for the Nutritional Products segment, $417 million for the Diagnostic Products segment and $2.7 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $14.9 billion as of March 31, 2010 and $10.8 billion as of December 31, 2009, and accumulated amortization was $5.4 billion as of March 31, 2010 and $5.1 billion as of December 31, 2009. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $1.2 billion and $610 million at March 31, 2010 and December 31, 2009, respectively. The estimated annual amortization expense for intangible assets is approximately $1.4 billion in 2010, $1.5 billion in 2011, $1.4 billion in 2012, $1.0 billion in 2013 and $965 million in 2014.  Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Note 12 — Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $14 million and $9 million were recorded in the first three months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Restructuring charges	—	1
Payments and other adjustments	—	(1)
Accrued balance at March 31	$98	$110

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $3 million and $9 million were subsequently recorded in the first three months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	26
Payments and other adjustments	(31)	(24)
Accrued balance at March 31	$114	$107

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(dollars in millions)	2010	Percent Change	2009	Percent Change

Pharmaceutical Products	$4,103	12.9	$3,636	(5.7)
Nutritional Products	1,320	11.8	1,181	6.4
Diagnostic Products	915	12.1	816	(1.8)
Vascular Products	747	15.8	645	42.7
Total Reportable Segments	7,085	12.9	6,278	0.5
Other	613	39.2	440	(15.0)
Net Sales	$7,698	14.6	$6,718	(0.7)

Total U.S.	$3,253	8.4	$3,001	(1.3)

Total International	$4,445	19.6	$3,717	(0.2)

The net sales growth in 2010 reflects unit growth, the favorable effect of a relatively weaker U.S. dollar and the acquisition of Solvay Pharmaceuticals.  Excluding 4.1 percent of favorable exchange, net sales increased 10.5 percent in 2010.  Net sales in 2009 reflect the negative effect of a relatively stronger U.S. dollar.  Excluding 6.1 percent of unfavorable exchange, net sales increased 5.4 percent in 2009, which reflects primarily unit growth.  The relatively weaker U.S. dollar increased first quarter 2010 Total International sales by 7.4 percent, increased Pharmaceutical Products segment sales by 4.4 percent, increased Nutritional Product segment sales by 2.6 percent, increased Diagnostic Products segment sales by 5.5 percent and increased Vascular Products segment sales by 3.2 percent over the first quarter of 2009.  The relatively stronger U.S. dollar decreased first quarter 2009 Total International sales by11.1 percent, decreased Pharmaceutical Products segment sales by 6.6 percent, decreased Nutritional Product segment sales by 4.2 percent, decreased Diagnostic Products segment sales by 7.8 percent and decreased Vascular Products segment sales by 4.5 percent over the first quarter of 2008.    Sales growth in the Pharmaceutical Products segment was impacted by the acquisition of Solvay Pharmaceuticals in the first quarter of 2010.  The sales growth in 2009 for the Pharmaceutical Products segment and Total U.S. sales in 2009 were impacted by decreased sales of Depakote due to generic competition. The sales growth in 2009 for the Vascular Products segment was impacted by the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The increase in Other sales in 2010 was impacted by the acquisition of Advanced Medical Optics, Inc. on February 25, 2009.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Three Months Ended March 31
(dollars in millions)	2010	Percent Change	2009	Percent Change
Pharmaceutical Products —
U.S. Specialty	$890	(2.2)	$910	(12.0)
U.S. Primary Care	649	4.4	622	(9.0)
International Pharmaceuticals	2,129	10.5	1,927	0.9

Nutritional Products —
U.S. Pediatric Nutritionals	309	4.8	295	(3.2)
International Pediatric Nutritionals	391	16.3	336	14.7
U.S. Adult Nutritionals	318	10.3	288	6.2
International Adult Nutritionals	288	20.6	238	1.8

Diagnostics —
Immunochemistry	705	9.8	642	(2.6)

Decreased sales of Depakote, due to continued generic competition, and Lupron decreased U.S. Specialty product sales in 2010 and was partially offset by increased sales of HUMIRA.  Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009.  This was partially offset by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008.  U.S. sales of Depakote for the first three months of 2010, 2009 and 2008 were $23 million, $110 million and $341 million, respectively.  U.S. Primary Care sales in 2010 were impacted by increased sales of Niaspan and the TriCor/Trilipix franchise.  U.S. Primary Care sales in 2009 were impacted by decreased sales of Omnicef due to generic competition.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2010 and 2009.  International sales of HUMIRA for the first three months of 2010 and 2009 were $855 million and $614 million, respectively.  Abbott forecasts full year worldwide HUMIRA sales growth of approximately 20 percent in 2010.  The relatively weaker U.S. dollar increased International Pharmaceutical sales in 2010 by 7.7 percent and the relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 12.1 percent.  U.S. Pediatric sales in 2009 were affected by the impact of a decline in the U.S. infant nutritional market, partially offset by higher market share.  International Pediatric Nutritionals sales increases in 2010 and 2009 were due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Adult Nutritional sales in 2010 by 7.1 percent and the relatively stronger U.S. dollar decreased International Adult Nutritional sales in 2009 by 10.7 percent.  The relatively weaker U.S. dollar increased Immunochemistry sales in 2010 by 6.0 percent and the relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 8.4 percent.

The gross profit margin was 56.7 percent for the first quarter 2010, compared to 56.3 percent for the first quarter 2009.  The increase in the gross profit margin in 2010 was due, in part, to non-recurring charges in 2009 for a delayed product launch and the discontinuation of a product.

Research and development expenses increased 12.2 percent in the first quarter 2010 over the first quarter 2009.  This increase reflects continued pipeline spending, including programs in vascular devices, immunology, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2010 increased 4.4 percent over the first quarter 2009.  This increase reflects increased selling and marketing support for new and existing products, including spending for HUMIRA and Xience V, and inflation.

FINANCIAL REVIEW

(continued)

Business Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation.   The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date.  Net sales and pretax loss of the acquired operations, including acquisition and integration expenses, for the first quarter 2010 were approximately $210 million and $37 million, respectively.  The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuations are completed.

Goodwill, non-deductible	$2.1
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.6
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.2)
Total preliminary allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and will be amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development will be accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $620 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of Solvay Pharmaceuticals had taken place on January 1, 2010 and January 1, 2009.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date. (in billions of dollars, except per share amounts)

	Three Months Ended March 31
	2010	2009
Net sales	$8.3	$7.4
Net earnings	1.0	1.3
Diluted earnings per common share	0.63	0.86

In March 2010, Abbott acquired STARLIMS Technologies for approximately $105 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

On April 20, 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.   The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition will be allocated to acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.

FINANCIAL REVIEW

(continued)

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

Acquired intangible assets consist of established customer relationships, developed technology and trade names and are amortized over 2 to 30 years (average of 15 years). Acquired in-process research and development is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable, inventory, property and equipment and other assets, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities. In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

The allocation of the fair value of the 2009 acquisitions of Visiogen, Inc. and Evalve, Inc. will be completed when the valuations are completed.

Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $14 million and $9 million were recorded in the first three months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Restructuring charges	—	1
Payments and other adjustments	—	(1)
Accrued balance at March 31	$98	$110

FINANCIAL REVIEW

(continued)

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $3 million and $9 million were subsequently recorded in the first three months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	26
Payments and other adjustments	(31)	(24)
Accrued balance at March 31	$114	$107

Interest Expense (Income)

Interest expense and interest income decreased in the first quarter 2010 compared to 2009 primarily as a result of lower interest rates.

Other (income) expense, net and Net foreign exchange loss (gain)

Other (income) expense, net, for the first quarter of 2009 includes the derecognition of a contingent liability of $797 million and ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture, and income from the recording of certain investments at fair value in connection with business acquisitions.

Net foreign exchange loss (gain) includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

Liquidity and Capital Resources March 31, 2010 Compared with December 31, 2009

Net cash from operating activities for the first three months 2010 totaled approximately $1.5 billion. Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of $466 million and $741 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Solvay’s pharmaceuticals business was funded with current cash and short-term investments.

Working capital was $2.5 billion at March 31, 2010 and $10.3 billion at December 31, 2009.  The decrease in working capital was due to current cash and investments used in the acquisition of Solvay Pharmaceuticals.

At March 31, 2010 Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.3 billion that support commercial paper borrowing arrangements of which a $3.3 billion facility expires in October 2010 and a $3.0 billion facility expires in 2012.

FINANCIAL REVIEW

(continued)

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively.  Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc.  In addition, Abbott repaid $1 billion of long-term notes that were due in February of 2009 using short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 14.8 million shares and 14.5 million shares were purchased under this authorization in the first three months of 2010 and 2009 at a cost of approximately $800 million per quarter for 2010 and 2009.

Legislative Issues

In the first quarter 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as “health care reform legislation”) were signed into law in the U.S.  Health care reform legislation includes an increase in the basic Medicaid rebate rate from 15.1% to 23.1% and extends the rebate to drugs provided through Medicaid managed care organizations.  As a result, Abbott recorded an additional provision of approximately $60 million against gross sales in the first quarter 2010 for the impact of the rebate charges on first quarter sales as well as other products in the distribution channel.  These Medicaid rebate changes will continue to have a negative effect on the gross profit margin of the Pharmaceutical Products segment in future quarters.

Beginning in 2013, health care reform legislation will eliminate the federal income tax deduction for prescription drug expenses of retirees for which Abbott receives reimbursement under the Medicare Part D retiree drug subsidy program.  As a result, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities.

In 2011, Abbott will begin recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs.  The amount of the annual fee will be based on the ratio of certain of Abbott’s sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year.  In 2011, additional rebates will be incurred related to the Medicare Part D coverage gap “donut hole.”  Beginning in 2013, Abbott will record the 2.3% excise tax imposed by health care reform legislation on the sale of certain medical devices.

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K.

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

(b)                                 Changes in internal control over financial reporting.  On February 15, 2010, Abbott completed its acquisition of Solvay’s pharmaceuticals business.  During the quarter ended March 31, 2010, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings, and investigations, including (as of March 31, 2010, except as otherwise indicated) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings, and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements and the cases and investigations discussed in the third paragraph of such note, the resolution of which could be material to cash flows or results of operations.

Several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) et al. have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084.  These cases, brought by private plaintiffs and the Federal Trade Commission (“FTC”), generally allege Solvay’s 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys’ fees.  MDL 2084 includes:  (a) 2 individual plaintiff lawsuits: Rite Aid Corp. et al. v. Unimed Pharmaceuticals, Inc. et al. and Walgreen Co. et al. v. Unimed Pharmaceuticals, Inc. et al., both of which were filed in February 2009 in the United States District Court for the Middle District of Pennsylvania; (b) 8 purported class actions:  Meijer, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., Rochester Drug Co-Operative, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., and Louisiana Wholesale Drug Co., Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., all of which were filed in February 2009 in the United States District Court for the Northern District of Georgia;  Stephen L. LaFrance Pharmacy, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al. and Scurto et al. v. Unimed Pharmaceuticals, Inc. et al., both of which were filed in March 2009 in the United States District Court for the District of New Jersey; Fraternal Order of Police v. Unimed Pharmaceuticals, Inc. et al., filed in April 2009 in the United States District Court for the District of New Jersey; United Food & Com. Workers Unions & Employ. Midwest Health Benefits Fund et al. v. Unimed Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the District of Minnesota; and Jabo’s Pharmacy, Inc. v. Solvay Pharmaceuticals, Inc. et al., filed in October 2009 in the United States District Court for the Eastern District of Tennessee; and (c) a lawsuit brought by the FTC, Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in January 2009 in the United States District Court for the Central District of California.  In February 2010, Solvay’s motion to dismiss the cases was partially granted and all of the FTC’s claims and all of the plaintiffs’ claims except those alleging sham litigation were dismissed.  In April 2010, Supervalu, Inc., an individual plaintiff, filed a lawsuit against Abbott in the United States District Court for the Northern District of Georgia asserting substantially the same allegations as the plaintiffs above and seeking monetary damages and/or injunctive relief and attorneys’ fees.

In its 2009 Form 10-K, Abbott reported that litigation is pending in the Regional Court in Dusseldorf, Germany in which Bayer HealthCare LLC asserts that Humira® infringes Bayer’s patent and seeks damages, but not an injunction.  In March 2010, Abbott filed an action in the German Federal Patent Court asking that Bayer’s patent be revoked.

In its 2009 Form 10-K, Abbott reported that litigation is pending in the High Court of Ireland, the District Court in The Hague, Netherlands, and the Regional Court in Dusseldorf, Germany in which Medinol Limited asserts that certain Abbott stents infringe various Medinol stent design patents and seeks damages and injunctions, and in the High Court of Justice in the United Kingdom in which Abbott asserts that its stents do not infringe Medinol’s patents and seeks a declaration that Medinol’s patents are invalid.  In February 2010, Medinol appealed the Dutch court’s finding that Abbott’s stents do not infringe Medinol’s patent.  In March 2010, the Dusseldorf court found that Abbott’s stents do not infringe Medinol’s European stent design patent, a patent also at issue in the other venues, but that they do infringe two of Medinol’s German stent design patents.  Medinol can seek to enforce its right to damages and a provisional injunction in Germany.  Abbott has the right to appeal the decision of the Dusseldorf court.  In addition, as previously reported in Abbott’s 2009 Form 10-K, Abbott filed an action in the German Federal Patent Court asserting that the three Medinol patents at issue are invalid.  If the German Federal Patent Court invalidates Medinol’s patents, then any relief granted by the Dusseldorf court could be rescinded.

Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®).  In February 2010, Abbott filed a case in the United States District Court for the District of Delaware alleging that Sun Pharmaceutical Industries Limited’s and Sun Pharma Global FZE’s generic product infringes Abbott’s patents and seeks declaratory and injunctive relief.

Item 1A.                        Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2009 Form 10-K, except for the following:

Changes in the health care regulatory environment may adversely affect Abbott’s business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively.  A number of the provisions of those laws require rulemaking action by governmental agencies to implement, which has not yet occurred.  The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries.  Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure.  Abbott cannot predict the timing or impact of any future rulemaking.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
January 1, 2010 - January 31, 2010	178,219	$55.120	0	$4,192,197,703
February 1, 2010 - February 28, 2010	14,920,479	$54.118	14,782,750	$3,392,180,505
March 1, 2010 - March 31, 2010	71,215	$54.691	0	$3,392,180,505
Total	15,169,913	$54.132	14,782,750	$3,392,180,505

1.                          These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 178,219 in January, 115,229 in February, and 48,715 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in January, 22,500 in February, and 22,500 in March.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: May 4, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	*By-Laws of Abbott Laboratories, as amended and restated effective as of April 23, 2010, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 19, 2010.

10.1	Abbott Laboratories Europe Work Contract, dated February 28, 2010, between Abbott Laboratories SA and Mr. Olivier Bohuon.**

10.2

*Employment and Retention Agreement, dated as of January 11, 2009, by and among James V. Mazzo, Abbott and the Purchaser, filed as Exhibit 10.3 to the Advanced Medical Optics, Inc. Current Report on Form 8-K dated January 13, 2009.**

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

101

The following financial statements and footnotes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 4, 2010, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; and (iii) Condensed Consolidated Balance Sheet.

*                                         Incorporated herein by reference.  Commission file number 1-2189.

**                                  Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.