Form 10-Q
period 2010-06-30
ABBOTT LABORATORIES
filed 2010-08-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, Abbott Laboratories had 1,544,028,722 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net Sales	$8,826,014	$7,494,876	$16,524,368	$14,213,244

Cost of products sold	3,543,932	3,128,998	6,879,036	6,064,919
Research and development	857,698	670,206	1,588,065	1,320,949
Acquired in-process research and development	75,000	—	75,000	—
Selling, general and administrative	2,743,418	2,024,252	4,905,818	4,095,197
Total Operating Cost and Expenses	7,220,048	5,823,456	13,447,919	11,481,065

Operating Earnings	1,605,966	1,671,420	3,076,449	2,732,179

Interest expense	134,488	136,969	252,689	261,159
Interest (income)	(38,172)	(33,877)	(67,703)	(69,921)
Net foreign exchange loss (gain)	(40,883)	14,394	29,136	28,828
Other (income) expense, net	(8,154)	(13,104)	(18,567)	(987,404)
Earnings Before Taxes	1,558,687	1,567,038	2,880,894	3,499,517
Taxes on Earnings	267,037	278,933	586,229	772,775

Net Earnings	$1,291,650	$1,288,105	$2,294,665	$2,726,742

Basic Earnings Per Common Share	$0.83	$0.83	$1.48	$1.76

Diluted Earnings Per Common Share	$0.83	$0.83	$1.47	$1.75

Cash Dividends Declared Per Common Share	$0.44	$0.40	$0.88	$0.80

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,544,415	1,545,643	1,546,375	1,546,317
Dilutive Common Stock Options and Awards	7,367	4,921	10,438	7,337

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,551,782	1,550,564	1,556,813	1,553,654

Outstanding Common Stock Options Having No Dilutive Effect	66,601	90,451	66,601	67,391

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30
	2010	2009
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,294,665	$2,726,742
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	591,061	574,139
Amortization of intangible assets	646,642	427,304
Share-based compensation	258,090	244,911
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	(797,130)
Trade receivables	245,835	427,257
Inventories	(25,831)	(280,610)
Other, net	(139,413)	(910,094)
Net Cash From Operating Activities	3,871,049	2,412,519

Cash Flow From (Used in) Investing Activities:

Acquisitions of property and equipment	(518,657)	(514,891)
Acquisitions of businesses, net of cash acquired	(6,920,043)	(1,509,391)
Proceeds from sales of (purchases of) investment securities, net	1,959,380	(1,717,733)
Deposit of restricted funds	(1,870,000)	—
Other, net	(5,608)	(1,135)
Net Cash (Used in) Investing Activities	(7,354,928)	(3,743,150)

Cash Flow From (Used in) Financing Activities:

(Repayments of) proceeds from issuance of short-term debt and other	(1,345,857)	2,547,425
Proceeds from issuance of long-term debt	3,000,000	3,000,000
Payments of long-term debt	(1,254)	(2,483,176)
Purchases of common shares	(863,847)	(824,781)
Proceeds from stock options exercised, including tax benefit	203,588	292,819
Dividends paid	(1,299,951)	(1,177,308)
Net Cash (Used in) From Financing Activities	(307,321)	1,354,979

Effect of exchange rate changes on cash and cash equivalents	(696,437)	67,934

Net (Decrease) Increase in Cash and Cash Equivalents	(4,487,637)	92,282
Cash and Cash Equivalents, Beginning of Year	8,809,339	4,112,022
Cash and Cash Equivalents, End of Period	$4,321,702	$4,204,304

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2010	December 31 2009
Assets
Current Assets:
Cash and cash equivalents	$4,321,702	$8,809,339
Investments, primarily time deposits and certificates of deposit	51,076	1,122,709
Restricted funds, primarily U.S. treasury bills	1,870,936	—
Trade receivables, less allowances of $304,348 in 2010 and $311,546 in 2009	6,338,350	6,541,941
Inventories:
Finished products	1,933,692	2,289,280
Work in process	724,835	448,487
Materials	510,114	527,110
Total inventories	3,168,641	3,264,877
Prepaid expenses, deferred income taxes, and other receivables	4,164,602	3,575,025
Total Current Assets	19,915,307	23,313,891
Investments	251,240	1,132,866
Property and Equipment, at Cost	16,856,968	16,486,906
Less: accumulated depreciation and amortization	8,981,360	8,867,417
Net Property and Equipment	7,875,608	7,619,489
Intangible Assets, net of amortization	10,266,399	6,291,989
Goodwill	14,218,098	13,200,174
Deferred Income Taxes and Other Assets	854,750	858,214
	$53,381,402	$52,416,623
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,650,975	$4,978,438
Trade accounts payable	1,615,606	1,280,542
Salaries, dividends payable, and other accruals	6,298,586	6,137,187
Income taxes payable	906,674	442,140
Current portion of long-term debt	2,217,419	211,182
Total Current Liabilities	14,689,260	13,049,489

Long-term Debt	12,612,655	11,266,294
Post-employment Obligations and Other Long-term Liabilities	6,084,853	5,202,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized - 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares
Issued at stated capital amount -
Shares: 2010: 1,617,202,849; 2009: 1,612,683,987	8,504,865	8,257,873
Common shares held in treasury, at cost -
Shares: 2010: 73,174,127; 2009: 61,516,398	(3,942,188)	(3,310,347)
Earnings employed in the business	17,978,462	17,054,027
Accumulated other comprehensive income (loss)	(2,629,430)	854,074
Total Abbott Shareholders’ Investment	19,911,709	22,855,627
Noncontrolling Interests in Subsidiaries	82,925	43,102
Total Equity	19,994,634	22,898,729
	$53,381,402	$52,416,623

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of May 31, due to the time needed to consolidate these subsidiaries.  In June 2010, a foreign subsidiary acquired certain product rights that were accounted for as acquired in-process research and development and another subsidiary received payment on a note receivable.  These transactions were recorded in the second quarter of 2010 due to the significance of the amounts.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and six months ended June 30, 2010 were $1.287 billion and $2.288 billion, respectively, and net earnings allocated to common shares for the three months and six months ended June 30, 2009 were $1.285 billion and $2.721 billion, respectively.

Other (income) expense, net, for the first six months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the second quarter and first six months of 2010 and 2009 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

Net foreign exchange loss (gain) for the first six months of 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of approximately $490 million and $775 million, respectively, and to the post-employment medical and dental benefit plans of $66 million and $13 million, respectively.

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

The components of long-term investments as of June 30, 2010 and December 31, 2009 are as follows:

	June 30	December 31
(dollars in millions)	2010	2009
Equity securities	$168	$153
Note receivable from Boston Scientific, 4% interest	—	880
Other	83	100
Total	$251	$1,133

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

There are several civil actions pending brought by individuals or entities that allege generally that Abbott and numerous pharmaceutical companies reported false or misleading pricing information relating to the average wholesale price of certain pharmaceutical products in connection with federal, state and private reimbursement.  Civil actions have also been brought against Abbott, and in some cases other members of the pharmaceutical industry, by state attorneys general seeking to recover alleged damages on behalf of state Medicaid programs.  In May 2006, Abbott was notified that the U.S. Department of Justice intervened in a civil whistle-blower lawsuit alleging that Abbott inflated prices for Medicaid and Medicare reimbursable drugs.  Abbott has settled a few of the cases and recorded reserves for its estimated losses in other cases. Abbott is unable to estimate the range or amount of possible loss for some of the remaining cases, and no loss reserves have been recorded for them.  Many of the products involved in these cases are Hospira products.  Hospira, Abbott’s former hospital products business, was spun off to Abbott’s shareholders in 2004. Abbott retained liability for losses that result from these cases and investigations to the extent any such losses both relate to the sale of Hospira’s products prior to the spin-off of Hospira and relate to allegations that were made in such pending and future cases and investigations that were the same as allegations existing at the date of the spin-off.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $255 million to $300 million.  The recorded reserve balance at June 30, 2010 for these proceedings and exposures was approximately $275 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the patent case discussed in the second paragraph of this footnote, the resolution of which could be material to cash flows or results of operations.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$78	$60	$156	$120	$14	$12	$28	$24
Interest cost on projected benefit obligations	117	94	234	188	26	26	52	51
Expected return on plans’ assets	(149)	(127)	(298)	(254)	(7)	(6)	(14)	(12)
Net amortization	28	18	56	36	6	4	11	9
Net Cost	$74	$45	$148	$90	$39	$36	$77	$72

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first six months of 2010 and 2009, $490 million and $775 million, respectively, was contributed to defined benefit plans and $66 million and $13 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in millions)	2010	2009	2010	2009
Foreign currency translation (loss) gain adjustments	$(1,739)	$1,223	$(3,725)	$1,164
Unrealized (losses) gains on marketable equity securities	(1)	—	(3)	3
Amortization of net actuarial losses and prior service cost and credits	21	14	43	30
Net adjustments for derivative instruments designated as cash flow hedges	65	(49)	202	(40)
Other comprehensive (loss) income, net of tax	(1,654)	1,188	(3,483)	1,157
Net Earnings	1,292	1,288	2,295	2,727
Comprehensive Income (Loss)	$(362)	$2,476	$(1,188)	$3,884

	June 30 2010	December 31 2009
Supplemental Comprehensive Income Information, net of tax:

Cumulative foreign currency translation loss (gain) adjustments	$690	$(3,035)
Cumulative unrealized (gains) on marketable equity securities	(21)	(24)
Net actuarial losses and prior service cost and credits	2,118	2,161
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(158)	44

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Pharmaceutical Products	$4,914	$3,946	$9,018	$7,582	$1,624	$1,554	$3,152	$2,859
Nutritional Products	1,414	1,283	2,734	2,465	239	215	427	396
Diagnostic Products	948	878	1,863	1,694	160	103	306	190
Vascular Products	835	658	1,581	1,302	242	138	424	297
Total Reportable Segments	8,111	6,765	15,196	13,043	2,265	2,010	4,309	3,742
Other	715	730	1,328	1,170
Net Sales	$8,826	$7,495	$16,524	$14,213
Corporate functions and benefit plans costs					(221)	(107)	(341)	(201)
Non-reportable segments					114	114	204	171
Net interest expense					(96)	(103)	(185)	(191)
Acquired in-process research and development					(75)	—	(75)	—
Share-based compensation (a)					(88)	(71)	(257)	(245)
Other, net (b)					(340)	(276)	(774)	224
Consolidated Earnings Before Taxes					$1,559	$1,567	$2,881	$3,500

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

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

Note 8 — Incentive Stock Program

In the first six months of 2010, Abbott granted 1,578,076 stock options, 233,568 replacement stock options, 1,779,200 restricted stock awards and 5,813,486 restricted stock units under this program.  At June 30, 2010, approximately 200 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2010 is as follows:

	Outstanding	Exercisable
Number of shares	113,193,629	103,205,962
Weighted average remaining life (years)	5.3	5.0
Weighted average exercise price	$50.29	$49.84
Aggregate intrinsic value (in millions)	$159	$159

The total unrecognized share-based compensation cost at June 30, 2010 amounted to approximately $390 million which is expected to be recognized over the next three years.

Note 9 — Business Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation. The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for the second quarter and first six months of 2010 were approximately $880 million and $1.1 billion, respectively.  Pretax loss of the acquired operations, including acquisition and integration expenses, for the second quarter and first six months of 2010 were approximately $35 million and $70 million, respectively. The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuations are completed.

Goodwill, non-deductible	$2.0
Acquired intangible assets, non-deductible	4.2
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.1)
Total preliminary allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and will be amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development will be accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $695 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

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

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$8.8	$8.3	$17.1	$15.7
Net earnings	1.3	1.2	2.3	2.5
Diluted earnings per common share	0.83	0.78	1.46	1.63

In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.   The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

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

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

The allocation of the fair value of the 2009 acquisitions of Visiogen, Inc. and Evalve, Inc. will be completed when the valuations are completed.

Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

In May 2010, Abbott announced an agreement to acquire Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.12 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  This transaction is expected to close in the second half of 2010.

Note 10 — Acquired In-process Research and Development

In the second quarter of 2010, Abbott entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million.  Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $816 million and $2.0 billion at June 30, 2010 and December 31, 2009, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates.  Accumulated gains and losses as of June 30, 2010 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2010 and 2009 for these hedges.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2010 and December 31, 2009, Abbott held $8.6 billion and $7.5 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $600 million and approximately $575 million as of June 30, 2010 and December 31, 2009, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $7.3 billion and $5.5 billion at June 30, 2010 and December 31, 2009, respectively, to manage its exposure to changes in the fair value of $7.3 billion and $5.5 billion, respectively, of fixed-rate debt due 2011 through 2020.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2010 or 2009 for these hedges.

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2010 and December 31, 2009:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	June 30 2010	Dec. 31 2009	Balance Sheet Caption	June 30 2010	Dec. 31 2009	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$176	$80	Deferred income taxes and other assets	$3	$218	Post-employment obligations, deferred income taxes and other long-term liabilities

Interest rate swaps designated as fair value hedges	15	—	Prepaid expenses, deferred income taxes, and other receivables	—	—	n/a

Foreign currency forward exchange contracts —
Hedging instruments	120	—	Prepaid expenses, deferred income taxes, and other receivables	1	27	Salaries, dividends payable and other accruals
Others not designated as hedges	146	31		71	87

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	600	575	Short-term borrowings
	$457	$111		$675	$907

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2010 and 2009 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2010 and 2009 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$34	$(14)	$61	$(17)	$—	$(3)	$—	$(5)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(28)	(9)	(26)	32	—	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	250	(305)	326	(328)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	70	(85)	84	(11)	Net foreign exchange loss (gain)

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2010 and December 31, 2009 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30 2010		December 31 2009
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investments:
Available-for-sale equity securities	$168	$168	$153	$153
Note receivable	—	—	880	925
Other	83	65	100	79
Total Long-term Debt	(14,830)	(16,125)	(11,477)	(12,304)
Foreign Currency Forward Exchange Contracts:
Receivable position	266	266	31	31
(Payable) position	(72)	(72)	(114)	(114)
Interest Rate Hedge Contracts:
Receivable position	191	191	80	80
(Payable) position	(3)	(3)	(218)	(218)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding	Quoted Prices in Active	Significant Other Observable	Significant Unobservable
(dollars in millions)	Balances	Markets	Inputs	Inputs
June 30, 2010:
Equity and other securities	$78	$68	$—	$10
Interest rate swap derivative financial instruments	191	—	191	—
Foreign currency forward exchange contracts	266	—	266	—
Total Assets	$535	$68	$457	$10

Fair value of hedged long-term debt	$7,517	$—	$7,517	$—
Interest rate swap derivative financial instruments	3	—	3	—
Foreign currency forward exchange contracts	72	—	72	—
Contingent consideration related to business combinations	418	—	—	418
Total Liabilities	$8,010	$—	$7,592	$418

December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—
Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap derivative financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—
Total Liabilities	$5,694	$—	$5,694	$—

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

The recorded value of investments that are valued using significant unobservable inputs did not change significantly.  Changes in these values are recorded in Accumulated other comprehensive income.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted during the period for the time value of money.

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $2.1 billion in 2010 related to the acquisitions of Solvay Pharmaceuticals, STARLIMS Technologies and Facet Biotech.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill.  Abbott recorded goodwill of approximately $1.7 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  Goodwill related to the Solvay Pharmaceuticals acquisition was allocated to the Pharmaceutical Products segment, goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment and goodwill associated with the Ibis acquisition was allocated to the Diagnostic Products segment.  Foreign currency translation adjustments and other adjustments decreased goodwill in the first six months of 2010 by approximately $1.3 billion and increased goodwill by approximately $505 million in the first six months of 2009.  The amount of goodwill related to reportable segments at June 30, 2010 was $7.7 billion for the Pharmaceutical Products segment, $208 million for the Nutritional Products segment, $386 million for the Diagnostic Products segment and $2.6 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $14.6 billion as of June 30, 2010 and $10.8 billion as of December 31, 2009, and accumulated amortization was $5.8 billion as of June 30, 2010 and $5.1 billion as of December 31, 2009.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $1.5 billion and $610 million at June 30, 2010 and December 31, 2009, respectively. The estimated annual amortization expense for intangible assets is approximately $1.4 billion in 2010, $1.4 billion in 2011, $1.3 billion in 2012, $1.0 billion in 2013 and $945 million in 2014.  Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Notes to Condensed Consolidated Financial Statements

June 30, 2010

(Unaudited), continued

Note 13 — Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $29 million and $23 million were recorded in the first six months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Restructuring charges	—	1
Payments and other adjustments	(5)	(10)
Accrued balance at June 30	$93	$101

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $3 million and $20 million were subsequently recorded in the first six months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	26
Payments and other adjustments	(71)	(34)
Accrued balance at June 30	$74	$97

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended June 30				Six Months Ended June 30
(dollars in millions)	2010	Percent Change	2009	Percent Change	2010	Percent Change	2009	Percent Change
Pharmaceutical Products	$4,914	24.5	$3,946	(4.3)	$9,018	18.9	$7,582	(5.0)
Nutritional Products	1,414	10.1	1,283	4.0	2,734	10.9	2,465	5.1
Diagnostic Products	948	8.0	878	(6.2)	1,863	9.9	1,694	(4.1)
Vascular Products	835	26.9	658	34.3	1,581	21.4	1,302	38.3
Total Reportable Segments	8,111	19.9	6,765	(0.3)	15,196	16.5	13,043	0.1
Other	715	(2.0)	730	37.5	1,328	13.5	1,170	11.6
Net Sales	$8,826	17.8	$7,495	2.5	$16,524	16.3	$14,213	0.9

Total U.S.	$3,791	6.4	$3,563	4.5	$7,043	7.3	$6,565	1.7

Total International	$5,035	28.1	$3,932	0.7	$9,481	24.0	$7,648	0.3

Worldwide sales for the second quarter and the first six months of 2010 compared to 2009 reflect the acquisition of Solvay Pharmaceuticals and the favorable effect of a relatively weaker U.S. dollar.  Excluding 2.7 percent and 3.4 percent of favorable exchange for the second quarter and first six months of 2010, net sales increased 15.1 percent and 12.9 percent, respectively, which reflects primarily unit growth.  The relatively weaker U.S. dollar increased second quarter 2010 Total International sales by 5.2 percent, Pharmaceutical Products segment sales by 2.8 percent, Nutritional Product segment sales by 2.8 percent, Diagnostic Products segment sales by 3.5 percent and Vascular Products segment sales by 2.3 percent over the second quarter of 2009.  The relatively weaker U.S. dollar increased the first six months 2010 Total International sales by 6.3 percent, Pharmaceutical Products segment sales by 3.6 percent, Nutritional Product segment sales by 2.7 percent, Diagnostic Products segment sales by 4.5 percent and Vascular Products segment sales by 2.8 percent over the first six months of 2009.  The relatively stronger U.S. dollar decreased second quarter 2009 consolidated net sales by 8.0 percent, Total International sales by 14.9 percent, Pharmaceutical Products segment sales by 8.3 percent, Nutritional Product segment sales by 5.2 percent, Diagnostic Products segment sales by 10.1 percent and Vascular Products segment sales by 8.7 percent over the second quarter of 2008.  The relatively stronger U.S. dollar also decreased the first six months 2009 consolidated net sales by 7.1 percent, Total International sales by 13.0 percent, Pharmaceutical Products segment sales by 7.5 percent, Nutritional Product segment sales by 4.7 percent, Diagnostic Products segment sales by 9.0 percent and Vascular Products segment sales by 6.7 percent over the first six months of 2008.  The sales growth in 2010 and 2009 for the Vascular Products segment was impacted by the launch in Japan of the Xience V drug eluting stent in the first quarter of 2010 and the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The sales growth in 2010 for the Pharmaceutical Product segment is primarily due to the acquisition of Solvay Pharmaceuticals.   The sales growth in 2009 for the Pharmaceutical Products segment was impacted by decreased sales of Depakote due to generic competition.  The increase in Other sales for the second quarter of 2009 is primarily due to the acquisition of Advanced Medical Optics, Inc. in February 2009.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Six Months Ended June 30
(dollars in millions)	2010	Percent Change	2009	Percent Change
Pharmaceutical Products —
U.S. Specialty	$2,038	(2.4)	$2,089	(10.8)
U.S. Primary Care	1,354	(1.6)	1,377	(2.4)
International Pharmaceuticals	4,105	9.9	3,734	(0.3)

Nutritional Products —
U.S. Pediatric Nutritionals	644	3.1	624	1.4
International Pediatric Nutritionals	819	18.8	690	8.7
U.S. Adult Nutritionals	652	6.2	614	9.2
International Adult Nutritionals	593	18.6	500	(3.8)

Diagnostics —
Immunochemistry	1,442	8.1	1,334	(5.4)

Decreased sales of Depakote, due to continued generic competition, Zemplar and Lupron decreased U.S. Specialty product sales in 2010 and was partially offset by increased sales of HUMIRA.  Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009 and was partially offset by the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008 and increased sales of HUMIRA.  U.S. sales of Depakote for the first six months of 2010, 2009 and 2008 were $67 million, $190 million and $727 million, respectively.  U.S. Primary Care sales were impacted by the discontinuation of Azmacort and generic competition for Cardizem LA in 2010 and by decreased Omnicef and Synthroid sales in 2009 due to generic competition.  These impacts were partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise in both 2010 and 2009.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2010 and 2009.  International sales of HUMIRA for the first six months of 2010 and 2009 were $1.752 billion and $1.290 billion, respectively.  Abbott forecasts full year worldwide HUMIRA sales growth of approximately 20 percent in 2010.  The relatively weaker U.S. dollar increased International Pharmaceutical sales in 2010 by 6.7 percent and the relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 14.3 percent.  International Pediatric Nutritionals sales increases in 2010 and 2009 were due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Adult Nutritional sales in 2010 by 6.8 percent and the relatively stronger U.S. dollar decreased International Adult Nutritional sales in 2009 by 11.9 percent.  The relatively weaker U.S. dollar increased Immunochemistry sales in 2010 by 4.9 percent and the relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 9.7 percent.

The gross profit margin was 59.8 percent for the second quarter 2010, compared to 58.3 percent for the second quarter 2009.  First six months 2010 gross profit margin was 58.4 percent, compared to 57.3 percent for the first six months 2009.  The increases in the gross profit margin in 2010 were due, in part, to improved margins in the vascular and diagnostics businesses and the favorable effect of exchange on the gross profit margin ratio for the second quarter 2010.

Research and development expenses increased 28.0 percent in the second quarter 2010 and 20.2 percent for the first six months 2010 over comparable 2009 periods.  These increases reflect the acquisition of Solvay Pharmaceuticals in February 2010.  These increases also reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures is concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter and first six months increased 35.5 percent and 19.8 percent, respectively, over the comparable 2009 periods.  These increases reflect the acquisitions of Solvay Pharmaceuticals in February 2010 and AMO in February 2009 and higher provisions for litigation reserves in the second quarter of 2010.

FINANCIAL REVIEW

(continued)

Business Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation.  The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for the second quarter and first six months of 2010 were approximately $880 million and $1.1 billion, respectively.  Pretax loss of the acquired operations, including acquisition and integration expenses, for the second quarter and first six months of 2010 were approximately $35 million and $70 million, respectively.  The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuations are completed.

Goodwill, non-deductible	$2.0
Acquired intangible assets, non-deductible	4.2
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.1)
Total preliminary allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and will be amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development will be accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $695 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

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

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$8.8	$8.3	$17.1	$15.7
Net earnings	1.3	1.2	2.3	2.5
Diluted earnings per common share	0.83	0.78	1.46	1.63

In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.   The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that will be accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

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

In May 2010, Abbott announced an agreement to acquire Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.12 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  This transaction is expected to close in the second half of 2010.

Acquired In-process Research and Development

In the second quarter of 2010, Abbott entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million.  Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones.

FINANCIAL REVIEW

(continued)

Restructuring Plans

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $29 million and $23 million were recorded in the first six months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Restructuring charges	—	1
Payments and other adjustments	(5)	(10)
Accrued balance at June 30	$93	$101

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $3 million and $20 million were subsequently recorded in the first six months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	26
Payments and other adjustments	(71)	(34)
Accrued balance at June 30	$74	$97

Other (income) expense, net and Net foreign exchange loss (gain)

Other (income) expense, net, for the first six months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the second quarter and first six months of 2010 and 2009 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

Net foreign exchange loss (gain) for the first six months of 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

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

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources at June 30, 2010 Compared with December 31, 2009

Net cash from operating activities for the first six months 2010 totaled approximately $3.9 billion.  Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of approximately $490 million and $775 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Piramal Healthcare Limited’s Healthcare Solutions business will be funded with current cash.

Working capital was $5.2 billion at June 30, 2010 and $10.3 billion at December 31, 2009.  The decrease in working capital was due to current cash and investments used to acquire Solvay Pharmaceuticals.

At June 30, 2010, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.3 billion that support commercial paper borrowing arrangements of which a $3.3 billion facility expires in October 2010 and a $3.0 billion facility expires in 2012.

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  Under the February 2009 registration statement, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively.  Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc.  In addition, Abbott repaid $1 billion of long-term notes in 2009 that were due in February and May of 2009 using short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 14.8 million shares and 14.5 million shares were purchased under this authorization in the first six months of 2010 and 2009, respectively, at a cost of approximately $800 million in both 2010 and 2009.

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

FINANCIAL REVIEW

(continued)

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly report for the quarter ended March 31, 2010.

Private Securities Litigation Reform Act of 1995 -- A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly report for the quarter ended March 31, 2010.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2010, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                         OTHER INFORMATION

Item 1.                                     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations including (as of June 30, 2010) those below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements, the resolution of which could be material to cash flows or results of operations.

In its 2009 Form 10-K, Abbott reported that a class action case is pending against Abbott in the United States District Court for the Northern District of Illinois in which former Abbott employees allege that their transfer to Hospira, Inc., as part of the spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act, and that in their transfer, Abbott breached a fiduciary duty to plaintiffs involving employee benefits.  In April 2010, the Court entered judgment in favor of Abbott on all counts.  The plaintiffs appealed to the Court of Appeals for the Seventh Circuit.

In its Form 10-Q for the quarter ended March 31, 2010, Abbott reported that the motion of Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) to dismiss the cases consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084, was partially granted and that all of the Federal Trade Commission’s (FTC) claims and all of the plaintiff’s claims except those alleging sham litigation were dismissed.  In June 2010, the FTC appealed to the Court of Appeals for the Eleventh Circuit.

Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®). In a case filed in June 2010 in the United States District Court for the District of New Jersey, Abbott and the patent owner Laboratoires Fournier, S.A. allege infringement of three patents and seek injunctive relief against Ranbaxy Laboratories Ltd., Ranbaxy Pharmaceuticals Inc. and Ranbaxy Inc.  In related cases where Abbott became involved through its acquisition of Fournier Laboratories Ireland Ltd. (Fournier Ireland), Abbott is seeking to enforce additional rights relating to fenofibrate tablets.  These cases were filed in the United States District Court for the District of New Jersey by joint patent owners Elan Pharma International Ltd. (Elan) and Fournier Ireland against Biovail Laboratories International SRL and Biovail Corporation in November 2008, Lupin Pharmaceuticals, Inc. and Lupin Limited in March 2009 and Impax Laboratories, Inc. in October 2009.  These cases each allege infringement of three patents and seek injunctive relief.  In a fourth case filed in June 2010 in the United States District Court for the District of New Jersey, Elan and Fournier Ireland allege infringement of two patents and seek injunctive relief against Ranbaxy Laboratories Ltd., Ranbaxy Pharmaceuticals Inc. and Ranbaxy Inc.

Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®).  In a case filed in June 2010 in the United States District Court for the District of Delaware, Abbott alleges Sandoz, Inc.’s proposed generic product infringes Abbott’s patents and seeks declaratory and injunctive relief.

Abbott is seeking to enforce certain patent rights that cover the use of fully human anti-TNF alpha antibodies with methotrexate to treat rheumatoid arthritis.  In a case pending in the United States District Court for the District of Massachusetts, Abbott alleges Centocor Inc.’s product Simponi® infringes Abbott’s patents and seeks damages and injunctive relief.  The case was filed in May of 2009, and stayed at Centocor’s request while the parties arbitrated issues related to Centocor’s license defenses.  In June 2010 the arbitrator ruled, the Court lifted the stay, and the patent infringement case will proceed.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	42,278	(1)	$52.519	0	$3,392,180,505	(2)
May 1, 2010 – May 31, 2010	44,617	(1)	$48.660	0	$3,392,180,505	(2)
June 1, 2010 – June 30, 2010	38,357	(1)	$47.433	0	$3,392,180,505	(2)
Total	125,252	(1)	$49.587	0	$3,392,180,505	(2)

1.                           These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options 42,278 in April, 22,117 in May, and 15,857 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in April, 22,500 in May, and 22,500 in June.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: August 5, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

*Business Transfer Agreement, dated May 21, 2010, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal Healthcare Limited (“Piramal”) and certain shareholders of Piramal, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated May 21, 2010.

3.1	*By-Laws of Abbott Laboratories, as amended and restated effective as of June 11, 2010, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated June 17, 2010.

4.1	*Actions of the Authorized Officers with respect to Abbott’s 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

4.2	*Form of 2015 Note, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

4.3	*Form of 2020 Note, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

4.4	*Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*                                         Incorporated herein by reference.  Commission file number 1-2189.