Form 10-Q
period 2010-09-30
ABBOTT LABORATORIES
filed 2010-11-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, Abbott Laboratories had 1,545,815,965 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net Sales	$8,674,505	$7,761,336	$25,198,873	$21,974,580

Cost of products sold	3,741,116	3,360,187	10,620,152	9,425,106
Research and development	1,078,927	675,736	2,666,992	1,996,685
Acquired in-process research and development	—	—	75,000	—
Selling, general and administrative	2,673,277	2,085,660	7,579,095	6,180,857
Total Operating Cost and Expenses	7,493,320	6,121,583	20,941,239	17,602,648

Operating Earnings	1,181,185	1,639,753	4,257,634	4,371,932

Interest expense	149,102	134,612	401,791	395,771
Interest (income)	(15,590)	(38,413)	(83,293)	(108,334)
Net foreign exchange loss (gain)	(20,956)	6	8,180	28,834
Other (income) expense, net	4,519	(327,827)	(14,048)	(1,315,231)
Earnings Before Taxes	1,064,110	1,871,375	3,945,004	5,370,892
Taxes on Earnings	173,450	391,008	759,679	1,163,783
Net Earnings	$890,660	$1,480,367	$3,185,325	$4,207,109

Basic Earnings Per Common Share	$0.58	$0.95	$2.06	$2.71

Diluted Earnings Per Common Share	$0.57	$0.95	$2.04	$2.70

Cash Dividends Declared Per Common Share	$0.44	$0.40	$1.32	$1.20

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,545,413	1,546,291	1,546,147	1,546,493
Dilutive Common Stock Options and Awards	8,639	6,192	9,838	6,956

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,554,052	1,552,483	1,555,985	1,553,449

Outstanding Common Stock Options Having No Dilutive Effect	66,479	83,576	29,403	67,391

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30
	2010	2009
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,185,325	$4,207,109
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	904,219	886,364
Amortization of intangible assets	1,010,508	655,793
Share-based compensation	330,236	307,498
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	(797,130)
Trade receivables	476,209	510,249
Inventories	(52,884)	(86,251)
Other, net	565,849	(241,089)
Net Cash From Operating Activities	6,419,462	5,442,543

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(723,742)	(843,601)
Acquisitions of businesses, net of cash acquired	(9,120,043)	(1,518,903)
Proceeds from sales of (purchases of) investment securities, net	1,973,697	(2,895,691)
Deposit of restricted funds	(1,870,000)	—
Other, net	(7,838)	(3,392)
Net Cash (Used in) Investing Activities	(9,747,926)	(5,261,587)

Cash Flow From (Used in) Financing Activities:
(Repayments of) proceeds from issuance of short-term debt and other	(1,419,671)	2,281,073
Proceeds from issuance of long-term debt	3,000,000	3,000,000
Payments of long-term debt	(1,254)	(2,483,176)
Purchases of common shares	(866,173)	(825,386)
Proceeds from stock options exercised, including tax benefit	272,045	321,819
Dividends paid	(1,979,374)	(1,795,684)
Net Cash (Used in) From Financing Activities	(994,427)	498,646

Effect of exchange rate changes on cash and cash equivalents	(668,303)	84,291

Net (Decrease) Increase in Cash and Cash Equivalents	(4,991,194)	763,893
Cash and Cash Equivalents, Beginning of Year	8,809,339	4,112,022
Cash and Cash Equivalents, End of Period	$3,818,145	$4,875,915

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2010	December 31 2009
Assets
Current Assets:
Cash and cash equivalents	$3,818,145	$8,809,339
Investments, primarily time deposits and certificates of deposit	31,806	1,122,709
Restricted funds, primarily U.S. treasury bills	1,871,807	—
Trade receivables, less allowances of $330,469 in 2010 and $311,546 in 2009	6,248,908	6,541,941
Inventories:
Finished products	2,025,154	2,289,280
Work in process	705,676	448,487
Materials	577,928	527,110
Total inventories	3,308,758	3,264,877
Prepaid expenses, deferred income taxes and other receivables	4,167,996	3,575,025
Total Current Assets	19,447,420	23,313,891
Investments	255,153	1,132,866
Property and Equipment, at Cost	17,259,216	16,486,906
Less: accumulated depreciation and amortization	9,319,429	8,867,417
Net Property and Equipment	7,939,787	7,619,489
Intangible Assets, net of amortization	12,646,677	6,291,989
Goodwill	15,807,536	13,200,174
Deferred Income Taxes and Other Assets	1,277,047	858,214
	$57,373,620	$52,416,623
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,587,830	$4,978,438
Trade accounts payable	1,531,720	1,280,542
Salaries, wages and commissions and dividends payable	1,693,496	1,738,050
Other accrued liabilities	5,677,368	4,399,137
Income taxes payable	874,915	442,140
Current portion of long-term debt	2,218,542	211,182
Total Current Liabilities	15,583,871	13,049,489

Long-term Debt	12,910,681	11,266,294
Post-employment Obligations and Other Long-term Liabilities	7,396,344	5,202,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount - Shares: 2010: 1,618,549,245; 2009: 1,612,683,987	8,624,344	8,257,873
Common shares held in treasury, at cost — Shares: 2010: 72,733,280; 2009: 61,516,398	(3,918,310)	(3,310,347)
Earnings employed in the business	18,181,133	17,054,027
Accumulated other comprehensive income (loss)	(1,483,235)	854,074
Total Abbott Shareholders’ Investment	21,403,932	22,855,627
Noncontrolling Interests in Subsidiaries	78,792	43,102
Total Equity	21,482,724	22,898,729
	$57,373,620	$52,416,623

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

The consolidated financial statements include the accounts of the parent company and subsidiaries after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of August 31, due to the time needed to consolidate these subsidiaries.  In September 2010, a foreign subsidiary acquired Piramal Healthcare Limited’s Healthcare Solutions business.  This acquisition was recorded in the September 30, 2010 Condensed Consolidated Balance Sheet due to the significance of the amount of the acquisition.  In addition, in September 2010, Abbott management approved a restructuring plan that affects international operations.  Due to the significance of the amount, the restructuring charge was recorded in the third quarter 2010.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and nine months ended September 30, 2010 were $889 million and $3.177 billion, respectively, and net earnings allocated to common shares for the three months and nine months ended September 30, 2009 were $1.476 billion and $4.196 billion, respectively.

Other (income) expense, net, for the third quarter and first nine months of 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties.  Other (income) expense, net, for the first nine months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the third quarter and first nine months of 2010 and 2009 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of approximately $510 million and $790 million, respectively, and to the post-employment medical and dental benefit plans of $66 million and $13 million, respectively.

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

The components of long-term investments as of September 30, 2010 and December 31, 2009 are as follows:

	Sept. 30	Dec. 31
(dollars in millions)	2010	2009
Equity securities	$191	$153
Note receivable from Boston Scientific, 4% interest	—	880
Other	64	100
Total	$255	$1,133

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures, except as noted above, Abbott estimates the range of possible loss to be from approximately $245 million to $290 million.  The recorded reserve balance at September 30, 2010 for these proceedings and exposures was approximately $265 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

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

September 30, 2010

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost — benefits earned during the period	$77	$61	$234	$181	$17	$10	$45	$33
Interest cost on projected benefit obligations	117	89	351	277	24	19	76	71
Expected return on plans’ assets	(155)	(128)	(453)	(383)	(9)	(6)	(23)	(18)
Net amortization	28	12	83	49	2	(2)	13	7
Net Cost	$67	$34	$215	$124	$34	$21	$111	$93

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  In the first nine months of 2010 and 2009, $510 million and $790 million, respectively, was contributed to defined benefit plans and $66 million and $13 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in millions)	2010	2009	2010	2009
Foreign currency translation gain (loss) adjustments	$1,153	$485	$(2,573)	$1,649
Unrealized gains on marketable equity securities	4	8	1	11
Amortization of net actuarial losses and prior service cost and credits	20	8	63	38
Net adjustments for derivative instruments designated as cash flow hedges	(30)	5	172	(35)
Other comprehensive income (loss), net of tax	1,147	506	(2,337)	1,663
Net Earnings	891	1,480	3,185	4,207
Comprehensive Income	$2,038	$1,986	$848	$5,870

			Sept. 30 2010	Dec. 31 2009

Supplemental Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments			$(462)	$(3,035)
Cumulative unrealized (gains) on marketable equity securities			(25)	(24)
Net actuarial losses and prior service cost and credits			2,098	2,161
Cumulative (gains) losses on derivative instruments designated as cash flow hedges			(128)	44

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009
Pharmaceutical Products	$4,937	$4,055	$13,955	$11,637	$1,889	$1,547	$5,041	$4,406
Nutritional Products	1,365	1,386	4,099	3,851	164	241	591	636
Diagnostic Products	916	909	2,779	2,603	137	116	442	306
Vascular Products	790	666	2,372	1,968	261	147	686	445
Total Reportable Segments	8,008	7,016	23,205	20,059	2,451	2,051	6,760	5,793
Other	667	745	1,994	1,916
Net Sales	$8,675	$7,761	$25,199	$21,975
Corporate functions and benefit plans costs					(114)	(63)	(455)	(264)
Non-reportable segments					(38)	47	166	219
Net interest expense					(134)	(96)	(318)	(287)
Acquired in-process research and development					—	—	(75)	—
Share-based compensation (a)					(73)	(63)	(330)	(307)
Other, net (b)					(1,028)	(5)	(1,803)	217
Consolidated Earnings Before Taxes					$1,064	$1,871	$3,945	$5,371

(a)	Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)

Other, net, for the third quarter and nine months ended September 30, 2010, includes charges of $436 for restructurings and $189 for the impairment of the intangible asset related to sibutramine. Other, net, for the third quarter and nine months ended September 30, 2009, includes a $287 gain from a patent litigation settlement. Other, net, for the nine months ended September 30, 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

Note 8 — Incentive Stock Program

In the first nine months of 2010, Abbott granted 1,597,276 stock options, 447,391 replacement stock options, 1,850,500 restricted stock awards and 5,916,964 restricted stock units under this program.  At September 30, 2010, approximately 200 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2010 is as follows:

	Outstanding	Exercisable
Number of shares	111,385,604	102,206,547
Weighted average remaining life (years)	5.1	4.8
Weighted average exercise price	$50.38	$49.97
Aggregate intrinsic value (in millions)	$392	$391

The total unrecognized share-based compensation cost at September 30, 2010 amounted to approximately $330 million which is expected to be recognized over the next three years.

Note 9 — Business Acquisitions

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.5 billion liability for the present value of the additional payments at the acquisition date.  The accounts of Abbott’s foreign subsidiaries are consolidated as of August 31, but due to the significance of the amount, the acquisition was recorded in the September 30, 2010 Condensed Consolidated Balance Sheet.  The acquisition was financed with current cash.  The preliminary allocation of the fair value of the acquisition resulted in the recording of $1.0 billion of goodwill and $2.6 billion of acquired intangible assets.  Acquired intangible assets consist primarily of trade names and associated rights and customer relationships and will be amortized over 2 to 21 years (average of 20 years).  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation.  The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for the third quarter and first nine months of 2010 were approximately $900 million and $2.0 billion, respectively.  Pretax loss of the acquired operations, including acquisition, integration and restructuring expenses, for the third quarter and first nine months of 2010 were approximately $365 million and $435 million, respectively.  The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Goodwill, non-deductible	$2.0
Acquired intangible assets, non-deductible	4.2
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.1)
Total preliminary allocation of fair value	$6.4

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development is accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $695 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of Solvay Pharmaceuticals had taken place on January 1, 2010 and January 1, 2009.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition, integration and restructuring expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date. (in billions of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$8.7	$8.6	$25.8	$24.3
Net earnings	0.9	1.1	3.2	3.6
Diluted earnings per common share	0.57	0.70	2.04	2.33

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

In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.  The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

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

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

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

In September 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  This agreement is expected to result in a charge to acquired in-process research and development in the fourth quarter of 2010.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $426 million and $2.0 billion at September 30, 2010 and December 31, 2009, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates.  Accumulated gains and losses as of September 30, 2010 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2010 and 2009 for these hedges.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2010 and December 31, 2009, Abbott held $9.8 billion and $7.5 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $630 million and approximately $575 million as of September 30, 2010 and December 31, 2009, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

Abbott is a party to interest rate swap contracts totaling $7.3 billion and $5.5 billion at September 30, 2010 and December 31, 2009, respectively, to manage its exposure to changes in the fair value of $7.3 billion and $5.5 billion, respectively, of fixed-rate debt due 2011 through 2020.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2010 or 2009 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2010 and December 31, 2009:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	Sept. 30 2010	Dec. 31 2009	Balance Sheet Caption	Sept. 30 2010	Dec. 31 2009	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$452	$80	Deferred income taxes and other assets	$—	$218	Post-employment obligations and other long-term liabilities

Interest rate swaps designated as fair value hedges	8	—	Prepaid expenses, deferred income taxes and other receivables	—	—	n/a

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	26 167	— 31	Prepaid expenses, deferred income taxes and other receivables	— 46	27 87	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	630	575	Short-term borrowings
	$653	$111		$676	$907

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2010 and 2009 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2010 and 2009 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(dollars in millions)	2010	2009	2010	2009	2010	2009	2010	2009	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$69	$(36)	$130	$(53)	$26	$(15)	$26	$(20)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(34)	(32)	(60)	—	—	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	272	196	598	(132)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	(22)	8	62	(3)	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2010 and December 31, 2009 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30 2010		December 31 2009
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investments:
Available-for-sale equity securities	$191	$191	$153	$153
Note receivable	—	—	880	925
Other	64	57	100	79
Total Long-term Debt	(15,129)	(16,071)	(11,477)	(12,304)
Foreign Currency Forward Exchange Contracts:
Receivable position	193	193	31	31
(Payable) position	(46)	(46)	(114)	(114)
Interest Rate Hedge Contracts:
Receivable position	460	460	80	80
(Payable) position	—	—	(218)	(218)

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2010:
Equity and other securities	$79	$79	$—	$—
Interest rate swap derivative financial instruments	460	—	460	—
Foreign currency forward exchange contracts	193	—	193	—
Total Assets	$732	$79	$653	$—

Fair value of hedged long-term debt	$7,819	$—	$7,819	$—
Foreign currency forward exchange contracts	46	—	46	—
Contingent consideration related to business combinations	460	—	—	460
Total Liabilities	$8,325	$—	$7,865	$460

December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—
Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap derivative financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—
Total Liabilities	$5,694	$—	$5,694	$—

The fair value of the contingent consideration was determined based on an independent appraisal adjusted during the period for the time value of money.

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $3.3 billion in 2010 related to the acquisitions of Solvay Pharmaceuticals, Piramal Healthcare Limited’s Healthcare Solutions business, STARLIMS Technologies and Facet Biotech.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill.  Abbott recorded goodwill of approximately $1.7 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc. and Ibis Biosciences, Inc.  Goodwill related to the Solvay Pharmaceuticals and Piramal acquisitions was allocated to the Pharmaceutical Products segment, goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment and goodwill associated with the Ibis acquisition was allocated to the Diagnostic Products segment.  Foreign currency translation adjustments and other adjustments decreased goodwill in the first nine months of 2010 by approximately $920 million and increased goodwill by approximately $725 million in the first nine months of 2009.  The amount of goodwill related to reportable segments at September 30, 2010 was $9.1 billion for the Pharmaceutical Products segment, $208 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment and $2.7 billion for the Vascular Products segment.  There were no significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

Notes to Condensed Consolidated Financial Statements

September 30, 2010

(Unaudited), continued

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.2 billion as of September 30, 2010 and $10.8 billion as of December 31, 2009, and accumulated amortization was $6.1 billion as of September 30, 2010 and $5.1 billion as of December 31, 2009.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $1.5 billion and $610 million at September 30, 2010 and December 31, 2009, respectively.  September 30, 2010 and December 31, 2009, respectively. In the third quarter of 2010, Abbott recorded an impairment charge of $189 million for an intangible asset related to sibutramine, a product which was withdrawn from the U.S. market in October 2010. This charge was based on a discounted cash flow analysis and is included as cost of products sold.  The estimated annual amortization expense for intangible assets is approximately $1.4 billion in 2010, $1.6 billion in 2011, $1.5 billion in 2012, $1.2 billion in 2013 and $1.1 billion in 2014.  Amortizable intangible assets are amortized over 2 to 30 years (average 12 years).

Note 13 — Restructuring Plans

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay’s pharmaceuticals business.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Action plans have been identified and most are expected to be implemented within the next two years. This plan will result in pretax charges of approximately $810 million to $970 million over the next two years.  These charges include employee-related costs of approximately $650 million, accelerated depreciation and asset write-downs of approximately $105 million, and other related exit costs of up to approximately $215 million, mainly related to discontinuation of certain research and development programs and product transfers. Under this plan, Abbott recorded charges to Cost of products sold, Research and Development and Selling, General and Administrative of approximately $81 million, $133 million and $222 million, respectively.  The following summarizes the activity for this restructuring:  (dollars in millions)

2010
2010 restructuring charge	$436
Payments, asset impairments and other adjustments	(37)
Accrued balance at September 30	$399

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $7 million and $26 million were recorded in the first nine months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	114
Payments and other adjustments	(96)	(52)
Accrued balance at September 30	$49	$167

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $45 million and  $38 million were recorded in the first nine months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Payments and other adjustments	(9)	(9)
Accrued balance at September 30	$89	$101

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended September 30				Nine Months Ended September 30
(dollars in millions)	2010	Percent Change	2009	Percent Change	2010	Percent Change	2009	Percent Change
Pharmaceutical Products	$4,937	21.7	$4,055	(1.6)	$13,955	19.9	$11,637	(3.8)
Nutritional Products	1,365	(1.5)	1,386	9.8	4,099	6.4	3,851	6.8
Diagnostic Products	916	0.8	909	(0.3)	2,779	6.8	2,603	(2.8)
Vascular Products	790	18.6	666	4.7	2,372	20.5	1,968	24.8
Total Reportable Segments	8,008	14.1	7,016	1.2	23,205	15.7	20,059	0.5
Other	667	(10.6)	745	31.4	1,994	4.1	1,916	18.6
Net Sales	$8,675	11.8	$7,761	3.5	$25,199	14.7	$21,975	1.8

Total U.S.	$3,862	6.6	$3,621	(1.7)	$10,906	7.1	$10,186	0.5

Total International	$4,813	16.2	$4,140	8.5	$14,293	21.2	$11,789	3.0

Worldwide sales for the third quarter and the first nine months of 2010 compared to 2009 reflect the acquisition of Solvay Pharmaceuticals and the effect of exchange.  Excluding 1.0 percent of unfavorable exchange for the third quarter 2010, net sales increased 12.8 percent and excluding 1.8 percent of favorable exchange for the first nine months of 2010, net sales increased 12.9 percent.  The relatively stronger U.S. dollar decreased third quarter 2010 Total International sales by 2.0 percent, Pharmaceutical Products segment sales by 1.6 percent, Diagnostic Products segment sales by 1.4 percent and Vascular Products segment sales by 0.9 percent over the third quarter of 2009.  The relatively weaker U.S. dollar increased the first nine months 2010 Total International sales by 3.4 percent, Pharmaceutical Products segment sales by 1.8 percent, Nutritional Product segment sales by 2.0 percent, Diagnostic Products segment sales by 2.4 percent and Vascular Products segment sales by 1.5 percent over the first nine months of 2009.  The relatively stronger U.S. dollar decreased third quarter 2009 consolidated net sales by 4.9 percent, Total International sales by 9.6 percent, Pharmaceutical Products segment sales by 5.5 percent, Nutritional Product segment sales by 3.3 percent, Diagnostic Products segment sales by 6.1 percent and Vascular Products segment sales by 3.3 percent over the third quarter of 2008.  The relatively stronger U.S. dollar also decreased the first nine months 2009 consolidated net sales by 6.3 percent, Total International sales by 11.9 percent, Pharmaceutical Products segment sales by 6.8 percent, Nutritional Product segment sales by 4.2 percent, Diagnostic Products segment sales by 8.0 percent and Vascular Products segment sales by 5.3 percent over the first nine months of 2008. Nutritional Products segment sales in 2010 were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  The sales growth in 2010 and 2009 for the Vascular Products segment was impacted by the launch in Japan of the Xience V drug eluting stent in the first quarter of 2010 and the U.S. launch of the Xience V drug eluting stent in the third quarter of 2008.  The sales growth in 2010 for the Pharmaceutical Product segment is primarily due to the acquisition of Solvay Pharmaceuticals.   The sales growth in 2009 for the Pharmaceutical Products segment was impacted by decreased sales of Depakote due to generic competition.  The increase in Other sales for the third quarter of 2009 is primarily due to the acquisition of Advanced Medical Optics, Inc. in February 2009.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Nine Months Ended September 30
(dollars in millions)	2010	Percent Change	2009	Percent Change
Pharmaceutical Products —
U.S. Specialty	$3,231	(1.9)	$3,295	(10.7)
U.S. Primary Care	2,111	(1.4)	2,141	(1.2)
International Pharmaceuticals	5,992	7.2	5,589	1.2

Nutritional Products —
U.S. Pediatric Nutritionals	905	(4.5)	947	1.3
International Pediatric Nutritionals	1,237	10.9	1,115	13.4
U.S. Adult Nutritionals	1,011	6.9	946	9.2
International Adult Nutritionals	914	14.4	800	—

Diagnostics —
Immunochemistry	2,140	4.8	2,042	(4.3)

Decreased sales of Depakote, due to continued generic competition, Zemplar, Kaletra and Lupron decreased U.S. Specialty product sales in 2010 and were partially offset by increased sales of HUMIRA.  Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2009 and was partially offset by increased sales of HUMIRA and the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008.  U.S. sales of Depakote for the first nine months of 2010, 2009 and 2008 were $115 million, $257 million and $1.0 billion, respectively.  U.S. Primary Care sales were impacted by the discontinuation of Azmacort and generic competition for Cardizem LA in 2010 and by decreased Omnicef and Synthroid sales in 2009 due to generic competition.  These impacts were partially offset by increased sales of Niaspan and the TriCor/Trilipix franchise in both 2010 and 2009.  Increased sales of HUMIRA favorably impacted International Pharmaceutical sales in both 2010 and 2009.  International sales of HUMIRA for the first nine months of 2010 and 2009 were $2.674 billion and $2.081 billion, respectively.  Abbott forecasts full year worldwide HUMIRA sales growth to approach 20 percent in 2010.  The relatively weaker U.S. dollar increased International Pharmaceutical sales in 2010 by 3.4 percent and the relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 13.4 percent.  U.S. Pediatric Nutritionals sales in 2010 were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September of 2010.  International Pediatric Nutritionals sales increases in 2010 and 2009 were due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Adult Nutritional sales in 2010 by 4.4 percent and the relatively stronger U.S. dollar decreased International Adult Nutritional sales in 2009 by 10.6 percent.  The relatively weaker U.S. dollar increased Immunochemistry sales in 2010 by 2.7 percent and the relatively stronger U.S. dollar decreased Immunochemistry sales in 2009 by 8.6 percent.

The gross profit margin was 56.9 percent for the third quarter 2010, compared to 56.7 percent for the third quarter 2009.  First nine months 2010 gross profit margin was 57.9 percent, compared to 57.1 percent for the first nine months 2009.  Excluding charges for the impairment of an intangible asset and for restructuring, the gross profit margins for the third quarter and first nine months of 2010 were 60.0 percent and 58.9 percent, respectively.  The increases in the gross profit margins in 2010 were due, in part, to improved margins in the pharmaceutical, vascular, diabetes and diagnostics businesses and the favorable effect of exchange on the gross profit margin ratios.

Research and development expenses increased 59.7 percent in the third quarter 2010 and 33.6 percent for the first nine months 2010 over comparable 2009 periods.  Excluding charges related to the Solvay restructurings announced in the third quarter 2010, research and development expenses for the third quarter and first nine months increased 39.5 percent and 26.8 percent, respectively, over comparable 2009 periods.  These increases, exclusive of the effects of the restructuring charges, reflect the acquisitions of Solvay Pharmaceuticals in February 2010 and Facet Biotech in April 2010 and continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and Hepatitis C.  The majority of research and development expenditures is concentrated on pharmaceutical products.

FINANCIAL REVIEW

(continued)

Selling, general and administrative expenses for the third quarter and first nine months increased 28.2 percent and 22.6 percent, respectively, over the comparable 2009 periods.  Excluding charges related to the Solvay restructurings announced in the third quarter 2010, selling, general and administrative expenses for the third quarter and first nine months increased 17.5 percent and 19.0 percent, respectively, over comparable 2009 periods. These increases, exclusive of the effects of the restructuring charges, reflect the acquisitions of Solvay Pharmaceuticals in February 2010 and AMO in February 2009, and higher provisions for litigation in the second quarter of 2010.

Business Acquisitions

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.5 billion liability for the present value of the additional payments at the acquisition date.  The accounts of Abbott’s foreign subsidiaries are consolidated as of August 31, but due to the significance of the amount, the acquisition was recorded in the September 30, 2010 Condensed Consolidated Balance Sheet.  The acquisition was financed with current cash.  The preliminary allocation of the fair value of the acquisition resulted in the recording of $1.0 billion of goodwill and $2.6 billion of acquired intangible assets.  Acquired intangible assets consist primarily of trade names and associated rights and customer relationships and will be amortized over 2 to 21 years (average of 20 years).  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded based on a preliminary valuation.   The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for the third quarter and first nine months of 2010 were approximately $900 million and $2.0 billion, respectively.  Pretax loss of the acquired operations, including acquisition, integration and restructuring expenses, for the third quarter and first nine months of 2010 were approximately $365 million and $435 million, respectively.  The acquisition was funded with current cash and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Goodwill, non-deductible	$2.0
Acquired intangible assets, non-deductible	4.2
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.8
Deferred income taxes recorded at acquisition	(1.1)
Total preliminary allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development is accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $695 million, inventory of approximately $420 million, property and equipment of approximately $710 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

FINANCIAL REVIEW

(continued)

The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of Solvay Pharmaceuticals had taken place on January 1, 2010 and January 1, 2009.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition, integration and restructuring expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date. (in billions of dollars, except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$8.7	$8.6	$25.8	$24.3
Net earnings	0.9	1.1	3.2	3.6
Diluted earnings per common share	0.57	0.70	2.04	2.33

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

In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet.   The acquisition enhances Abbott’s early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott’s oncology program.  A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

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

FINANCIAL REVIEW

(continued)

In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott’s position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

The allocation of the fair value of the 2009 acquisitions of Visiogen, Inc. and Evalve, Inc. will be completed when the valuations are completed.

Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Goodwill

At September 30, 2010 goodwill recorded as a result of business combinations totaled $15.7 billion.  Goodwill is reviewed for impairment annually or when an event that could result in an impairment occurs.  The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit.  While the fair value of the Medical Optics business exceeds its carrying value, extended economic pressure particularly in the lasik surgery business and longer regulatory approval timelines for products currently under development could result in a valuation in the future where the estimated fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.

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

In September 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  This agreement is expected to result in a charge to acquired in-process research and development in the fourth quarter of 2010.

Restructuring Plans

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay’s pharmaceuticals business.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Action plans have been identified and most are expected to be implemented within the next two years. This plan will result in pretax charges of approximately $810 million to $970 million over the next two years.  These charges include employee-related costs of approximately $650 million, accelerated depreciation and asset write-downs of approximately $105 million, and other related exit costs of up to approximately $215 million, mainly related to discontinuation of certain research and development programs and product transfers. Under this plan, Abbott recorded charges to Cost of products sold, Research and Development and Selling, General and Administrative of approximately $81 million, $133 million and $222 million, respectively.  The following summarizes the activity for this restructuring:  (dollars in millions)

2010
2010 restructuring charge	$436
Payments, asset impairments and other adjustments	(37)
Accrued balance at September 30	$399

FINANCIAL REVIEW

(continued)

In 2009 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  Charges of $7 million and $26 million were recorded in the first nine months of 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2010	2009
Accrued balance at January 1	$145	$105
Restructuring charges	—	114
Payments and other adjustments	(96)	(52)
Accrued balance at September 30	$49	$167

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $45 million and  $38 million were recorded in the first nine months of 2010 and 2009, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2010	2009
Accrued balance at January 1	$98	$110
Payments and other adjustments	(9)	(9)
Accrued balance at September 30	$89	$101

Interest (Income)

Interest (income) for the third quarter and first nine months of 2010 decreased as a result of lower investment levels and lower interest rates.

Other (income) expense

Other (income) expense, net, for the third quarter and first nine months of 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties.  Other (income) expense, net, for the first nine months of 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP joint venture and income from the recording of certain investments at fair value in connection with business acquisitions.  Other (income) expense, net, for the third quarter and first nine months of 2010 and 2009 includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

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

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources at September 30, 2010 Compared with December 31, 2009

Net cash from operating activities for the first nine months 2010 totaled approximately $6.4 billion.  Other, net in Net cash from operating activities for 2010 and 2009 includes the effects of contributions to defined benefit plans of approximately $510 million and $790 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Piramal Healthcare Limited’s Healthcare Solutions business was funded with current cash.

Working capital was $3.9 billion at September 30, 2010 and $10.3 billion at December 31, 2009.  The decrease in working capital was due to current cash and investments used to acquire Solvay Pharmaceuticals and Piramal Healthcare Limited’s Healthcare Solutions business.

At September 30, 2010, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013.

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

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 14.8 million shares and 14.5 million shares were purchased under this authorization in the first nine months of 2010 and 2009, respectively, at a cost of approximately $800 million in both 2010 and 2009.

Legislative Issues

On October 25, 2010, Puerto Rico enacted legislation that assesses a tax beginning in 2011 on foreign companies manufacturing products in Puerto Rico for sale outside of Puerto Rico.  Abbott is evaluating the impact on consolidated results of operations, financial position and cash flows in 2011 and subsequent years.

In the first quarter 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as “health care reform legislation”) were signed into law in the U.S.  Health care reform legislation includes an increase in the basic Medicaid rebate rate from 15.1 percent to 23.1 percent and extends the rebate to drugs provided through Medicaid managed care organizations.  These Medicaid rebate changes will continue to have a negative effect on the gross profit margin of the Pharmaceutical Products segment in future quarters.

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

In 2011, Abbott will begin recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs.  The amount of the annual fee will be based on the ratio of certain of Abbott’s sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year.  In 2011, additional rebates will be incurred related to the Medicare Part D coverage gap “donut hole.”  Beginning in 2013, Abbott will record the 2.3 percent excise tax imposed by health care reform legislation on the sale of certain medical devices.

FINANCIAL REVIEW

(continued)

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly reports for the quarters ended March 31, 2010 and September 30, 2010.

Private Securities Litigation Reform Act of 1995 —A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2009 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly reports for the quarters ended March 31, 2010 and September 30, 2010.

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

(b)         Changes in internal control over financial reporting.  On September 8, 2010, Abbott completed its acquisition of Piramal’s Healthcare Solutions business.  During the quarter ended September 30, 2010, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations including (as of September 30, 2010, except as otherwise indicated) those below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the case filed in April 2007 referred to in the second paragraph of Note 4 to Abbott’s financial statements, the resolution of which could be material to cash flows or results of operations.

Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®).  In a case filed in the United States District Court for the District of New Jersey in July 2010, Abbott and the patent owner, Laboratoires Fournier, S.A. allege infringement of three patents by Teva Pharmaceuticals USA Inc. (Teva).  In a separate case also filed in the United States District Court for the District of New Jersey in July 2010, Abbott through Fournier Laboratories Ireland Ltd. (Fournier Ireland), alleges infringement by Teva of two patents owned by Fournier Ireland and Elan Pharma International Ltd. (Elan) and one additional patent owned by Elan. Both suits seek injunctive relief.

In its 2009 Form 10-K, Abbott reported that in September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging Abbott’s Xience V® stent infringes a patent and seeking an injunction and damages.  In August 2010, the plaintiffs added a related patent to this case seeking the same remedies.  Abbott denies all substantive allegations with respect to this new patent.

In its Form 10-Q for the quarter ended March 31, 2010, Abbott reported that in March 2010, a court in Dusseldorf held that certain of Abbott’s stents infringe two of Medinol Limited’s German stent design patents.  Abbott has appealed that decision.  An injunction is no longer being sought with respect to these patents.

In its 2009 Form 10-K, Abbott reported that litigation is pending in the Court of the Hague in the Netherlands in which Bayer HealthCare LLC (Bayer) asserts that Humira® infringes Bayer’s patent and in which Bayer seeks damages, but not an injunction.  In October 2010, the Court issued a decision invalidating Bayer’s Dutch patent at issue in the case.

Item 1A.        Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2009 Form 10-K and Form 10-Q for the quarter ended March 31, 2010, except for the following:

Significant safety issues could arise for Abbott’s products, which could have a material adverse effect on Abbott’s revenues and financial condition.

All health care products receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product’s label or narrow its approved indication, either of which could reduce the product’s market acceptance. If serious safety issues with an Abbott product arise, sales of the product could be halted by Abbott or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of Abbott’s products.

In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products or the products of other companies that Abbott promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits and safety alerts or product recalls, regardless of their ultimate outcome, may have a material adverse effect on Abbott’s business and reputation and on Abbott’s ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income or exposure to other claims. Product liability losses are generally self-insured. Product liability claims could have a material adverse effect on Abbott’s profitability and financial condition.

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

•      Changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts.

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

•      Changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax laws or tax rates both in the U.S. and abroad and opportunities existing now or in the future.

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

•      Changes in credit markets impacting Abbott’s ability to obtain financing for its business operations.

•      Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)                    Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	27,742	(1)	$48.081	0	$3,392,180,505	(2)
August 1, 2010 – August 31, 2010	104,394	(1)	$50.792	0	$3,392,180,505	(2)
September 1, 2010 – September 30, 2010	145,230	(1)	$51.612	0	$3,392,180,505	(2)
Total	277,366	(1)	$50.950	0	$3,392,180,505	(2)

1.                          These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 27,742 in July, 81,894 in August, and 122,730 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in July, 22,500 in August, and 22,500 in September.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: November 5, 2010

EXHIBIT INDEX

Exhibit No.	Exhibit

2.2

*Amendment No. 1 to Business Transfer Agreement, dated September 8, 2010, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal Healthcare Limited (“Piramal”) and certain shareholders of Piramal, filed as Exhibit 2.2 to the Abbott Laboratories Current Report on Form 8-K filed September 8, 2010.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed on November 5, 2010, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*              Incorporated herein by reference.  Commission file number 1-2189.