Form 10-K
period 2010-12-31
ABBOTT LABORATORIES
filed 2011-02-18
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (847) 937-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐            No ☒

The aggregate market value of the 1,489,596,595 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2010), was $69,683,328,714. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2011: 1,547,581,805

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 15, 2011.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable revenue segments: Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products.

        On February 15, 2010, Abbott completed its acquisition of the Solvay Group's pharmaceuticals business for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012, and 2013.

        On September 8, 2010, Abbott acquired Piramal Healthcare Limited's Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013, and 2014.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Pharmaceutical Products

        These products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed, and sold worldwide and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies. In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet. The acquisition enhances Abbott's early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott's oncology program.

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

  •
  Synagis®, for the treatment and prevention of respiratory syncytial virus (RSV);

  •
  AndroGel®, for the treatment of adult males who have low or no testosterone;

  •
  the anesthesia products sevoflurane (sold in the United States under the trademark Ultane® and outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane;

  •
  Zemplar®, for the prevention and treatment of secondary hyperparathyroidism associated with chronic kidney disease and Stage 5 treatment;

  •
  Synthroid®, for the treatment of hypothyroidism;

  •
  the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®); and

  •
  Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis.

        The Pharmaceutical Products segment directs its primary marketing efforts toward securing the prescription, or recommendation of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers.

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

Diagnostic Products

        These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide to blood banks, hospitals, commercial laboratories, clinics, physicians' offices, government agencies, alternate-care testing sites, and plasma protein therapeutic companies. The segment's products are generally marketed and sold directly from Abbott-owned distribution centers and public warehouses and third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay systems, including ARCHITECT®, AxSYM®, and ABBOTT PRISM®;

  •
  chemistry systems such as ARCHITECT® c4000®, c8000®, and c16000®;

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

        In addition, under a distribution agreement with Celera Group, the Diagnostic Products segment exclusively distributes certain Celera molecular diagnostic products, including the ViroSeq® HIV genotyping system and products used for the detection of mutations in the CFTR gene, which causes cystic fibrosis.

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

        Principal products in the Nutritional Products segment include:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®Advance®, Similac Advance EarlyShield®, Similac®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Similac Go&Grow®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Isomil® Advance®, Isomil®, Alimentum®, Gain™, and Grow™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Muscle Health, Glucerna®, ProSure™, PediaSure®, PediaSure Sidekicks®, EleCare®, Juven®, Abound™, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, and Nepro®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Gain™, Grow™, PediaSure®, PediaSure Sidekicks®, Pedialyte®, Ensure®, Zone Perfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets.

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

Vascular Products

        These products include a broad line of coronary, endovascular, vessel closure, and structural heart devices for the treatment of vascular disease manufactured, marketed and sold worldwide. The segment's products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Vascular Products segment are:

  •
  Xience Prime™ and Xience V® drug-eluting stent systems developed on the Multi-Link Vision® platform;

  •
  Multi-Link 8™, Multi-Link Vision® and Multi-Link Mini Vision® coronary metallic stents;

  •
  TREK® and Voyager® balloon dilatation products;

  •
  Hi-Torque Balance Middleweight Elite™ and Asahi® coronary guidewires;

  •
  StarClose® and Perclose® vessel closure devices;

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV6® carotid stent systems;

  •
  MitraClip®, a percutaneous valve repair system; and

  •
  ABSORB™, a drug eluting bioresorbable vascular scaffold.

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

Other Products

        The principal products in Abbott's other businesses include blood glucose monitoring meters, test strips, data management software and accessories for people with diabetes, including the FreeStyle® product line, and medical devices for the eye, including cataract surgery, LASIK surgery, contact lens care products, and dry eye products. These products are mostly marketed worldwide and generally sold directly to wholesalers, government agencies, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring meters, contact lens care products, and dry eye products are also marketed and sold over-the-counter to consumers. These products are subject to competition in technological innovation, price, convenience of use, service, and product performance. Medical devices for the eye also can be subject to rapid product obsolescence or regulatory changes.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2011 to 2030, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira®), are material in relation to Abbott's business as a whole. The United States composition of matter (that is, compound) patents covering adalimumab will expire in December 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott's Pharmaceutical Products segment: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra® and Aluvia™), those related to fenofibrate (which is sold under the trademarks TriCor® and Trilipix®), and those related to niacin (which is sold under the trademarks Niaspan® and Simcor®). The United States composition of matter patent covering lopinavir will expire in 2016. The United States non-composition of matter patent covering lopinavir/ritonavir will expire in 2016. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2011, 2018, 2020, 2023, and 2025. The principal United States non-composition of matter patents covering the niacin products will expire in 2013, 2017, and 2018. Litigation related to the products listed above is discussed in Legal Proceedings on pages 16 through 20. Agreements that may affect exclusivity are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations" on pages 34 through 35.

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

Research and Development

        Abbott spent $3,724,424,000 in 2010, $2,743,733,000 in 2009, and $2,688,811,000 in 2008, on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2010 were approximately $9 million and $65 million, respectively. Capital and operating expenditures for pollution control in 2011 are estimated to be $15 million and $67 million, respectively.

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

Employees

        Abbott employed approximately 90,000 persons as of December 31, 2010.

Regulation

        The development, manufacture, sale, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, both domestic and international, which includes detailed inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, marketing and promotion, sampling, distribution, record keeping, storage, and disposal practices, and achieving compliance with these regulations, substantially increases the time, difficulty, and costs incurred in obtaining and maintaining the approval to market newly developed and existing products. Government regulatory actions can result in delay in the release of products, seizure or recall of products, suspension or revocation of the authority necessary for their production and sale, and other civil or criminal sanctions, including fines and penalties. Governmental administrative agencies also can invalidate intellectual property rights and control the entrance of multi-source drugs for small molecule and biologic generic medicines. In addition, governmental regulatory agencies require prescription drug, nutrition, and medical device manufacturers to pay fees, such as application, product, user, and establishment fees or taxes.

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

        International operations are also subject to a significant degree of government regulation and country-specific rules and regulations. Many countries, directly or indirectly, through reimbursement, payment, pricing, or coverage limitations, control the selling price of most health care products. Furthermore, many countries limit the importation of raw materials and finished products.

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

        Access to and the cost of human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. In the United States, most states have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare enters into contracts with private plans to negotiate prices for medicine delivered under Part D and beginning in 2011 companies must provide a discount of 50 percent for branded prescription drugs sold to patients who fall into the Medicare Part D coverage gap. Medicare is implementing a competitive bidding system for durable medical equipment, enteral nutrition products, and supplies. Under federal law, manufacturers must pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans. In addition, a majority of states are seeking additional rebates. The Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities.

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

        Abbott expects debate to continue during 2011 at all government levels over marketing, availability, method of delivery, and payment for health care products and services. Abbott believes that legislation could change access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, make changes to health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, and medical device industries, or require additional reporting and disclosure.

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

Changes in the health care regulatory environment may adversely affect Abbott's business.

        The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law on March 23, 2010 and March 30, 2010, respectively. A number of the provisions of those laws require further rulemaking action by governmental agencies to implement. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking.

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

        Abbott's business is subject to risks associated with doing business internationally. Sales outside of the United States make up approximately 55% of Abbott's net sales. The risks associated with Abbott's operations outside the United States include:

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

  •
  Difficulties related to Abbott's information technology systems, any of which could adversely affect business operations, including any significant breakdown, invasion, destruction, loss of data privacy, or interruption of these systems.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2010, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Pharmaceutical and Diagnostic Products
Alameda, California*	Non-Reportable
Alcobendas, Spain	Non-Reportable
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico	Non-Reportable
Barceloneta, Puerto Rico	Pharmaceutical, Diagnostic, and Vascular Products
Brockville, Canada	Nutritional Products
Buenos Aires, Argentina	Pharmaceutical Products
Campoverde di Aprilia, Italy	Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Chatillon, France	Pharmaceutical Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England*	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Fairfield, California*	Nutritional Products
Granada, Spain	Nutritional Products
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Pharmaceutical Products
Kanata, Ontario, Canada	Diagnostic Products
Karachi, Pakistan	Pharmaceutical Products
Katsuyama, Japan	Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Ludwigshafen, Germany	Pharmaceutical Products
Milpitas, California*	Non-Reportable
Murrieta, California	Vascular Products
Neustadt, Germany	Pharmaceutical Products
North Chicago, Illinois	Pharmaceutical Products
Olst, Netherlands	Pharmaceutical Products
Ottawa, Ontario, Canada*	Diagnostic Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Pharmaceutical Products
Santa Clara, California	Diagnostic Products
Singapore	Nutritional Products
Sligo, Ireland	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Tlalpan, Mexico	Pharmaceutical Products
Uppsala, Sweden	Non-Reportable
Weesp, Netherlands	Pharmaceutical Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Non-Reportable
Worcester, Massachusetts	Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in seven other locations in the United States, including Puerto Rico, and in five other countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns ten distribution centers. Abbott also has twenty-two United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Albuquerque, New Mexico; Carlsbad, California; Columbus, Ohio (two locations); Des Plaines, Illinois; Fairfield, California; Irving, Texas; Long Grove, Illinois; Menlo Park, California; Milpitas, California; Mountain View, California; North Chicago, Illinois; Princeton, New Jersey; Redwood City, California (two locations); Santa Ana, California; Santa Clara, California; South Irvine, California; Temecula, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Canada, China, France, Germany, Ireland, Israel, Japan, the Netherlands, Singapore, South Africa, Spain, Sweden, Switzerland, and the United Kingdom.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2011, except where noted below) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except where noted below.

        A case is pending against Abbott in which New York University (NYU) and Centocor, Inc. assert that adalimumab (a drug Abbott sells under the trademark Humira®) infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages. In October 2009, the United States District Court for the Eastern District of Texas overturned the jury's finding that Abbott's infringement was willful, but denied Abbott's request to overturn the jury's verdict on validity, infringement, and damages. In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest. In December 2009, NYU and Centocor filed a separate action seeking enhanced damages and interest for the continuing sale of Humira® after the jury verdict through July 11, 2011 when their patent expires. In December 2009, Abbott filed a notice of appeal with the United States Court of Appeals for the Federal Circuit and oral argument in Abbott's appeal took place in November 2010. Abbott is confident in the merits of its case and believes that it will prevail on appeal. While it is not feasible to predict with certainty the outcome of this litigation, its ultimate resolution could be material to cash flows or results of operations.

        In response to a patent infringement action filed in December 2008 by Bayer HealthCare LLC (Bayer) in the United States District Court for the Eastern District of Texas, in January 2009 Abbott filed an action against Bayer in the United States District Court for the District of Massachusetts seeking a declaration that Bayer's patent is invalid, unenforceable, and not infringed by Humira®. The Massachusetts court consolidated the Texas case with the Massachusetts proceeding. Bayer seeks damages, including treble damages, but does not seek injunctive relief. In January 2011, a Stipulation for Entry of Final Judgment was filed under which Bayer stipulated that Humira® does not infringe its patent in view of the District Court's modified claims construction order, which was issued in December 2010. In February 2011, Bayer filed an appeal with the United States Court of Appeals for the Federal Circuit challenging the claims construction order. Separately, in November 2009, Bayer filed infringement actions in the District Court of The Hague, The Netherlands and in the Regional Court in Dusseldorf, Germany, asserting that Humira® infringes Bayer's European patent. In both European cases, Bayer seeks damages, but not injunctions. In March 2010, Abbott filed an action in the German Federal Patent Court asking that Bayer's patent be revoked. In October 2010, the District Court of The Hague issued a decision invalidating Bayer's

European patent in the Netherlands. In November 2010, Bayer appealed that decision to the Court of Appeal in The Hague.

        Several cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending against Abbott that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, state Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys' fees. The federal court cases have been consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. MDL 1456 includes: (a) two state Attorneys General suits, filed in August 2006 (State of South Carolina) and July 2009 (State of Mississippi on behalf of its state health plan); and (b) a purported class action case in which the plaintiffs seek to certify nationwide classes of Medicare Part B consumers and third party payors and other consumers, filed in June 2003. Eighteen named defendants, including Abbott, collectively settled this case, subject to final approval of the district court. In addition, several cases are pending against Abbott in state courts: Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; State of South Carolina (on behalf of its state health plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County, South Carolina; State of Alaska, filed in October 2006 in the Superior Court for the Third Judicial District in Anchorage, Alaska; State of Idaho, filed in January 2007 in the District Court of the Fourth Judicial District in Ada County, Idaho; State of Utah, filed in November 2007 in the Third Judicial District in Salt Lake County, Utah; State of Louisiana, filed in October 2010 in the Nineteenth Judicial District, Parish of Baton Rouge, Louisiana and State of Oklahoma, filed in September 2010 in the District Court of Pottawatomie County, Oklahoma. In 2010, Abbott settled the civil whistle-blower suit brought by the United States Department of Justice, filed in May 2006 in the United States District Court for the Southern District of Florida; the civil whistle-blower suit brought by Ven-A-Care of the Florida Keys, Inc., unsealed against Abbott in August 2007 and in which the United States declined to intervene; County of Erie, filed in March 2005 in the Supreme Court of Erie County, New York; State of Mississippi, filed in October 2005 in the Circuit Court of Rankin County, Mississippi; State of Hawaii, filed in April 2006 in the First Circuit Court of Hawaii; County of Oswego, filed in August 2006 in the Supreme Court of Oswego County, New York; County of Schenectady, filed in August 2006 in the Supreme Court of Schenectady County, New York; and State of Kansas, filed in October 2008 in the District Court of Wyandotte County, Kansas.

        Several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) et al. have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission ("FTC"), generally allege Solvay's 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. MDL 2084 includes: (a) 3 individual plaintiff lawsuits: Supervalu, Inc. v. Unimed Pharmaceuticals,  Inc. et al., was filed in April 2010 in the Northern District of Georgia; and Rite Aid Corp. et al. v. Unimed Pharmaceuticals, Inc. et al. and Walgreen Co. et al. v. Unimed Pharmaceuticals, Inc. et al., both of which were filed in February 2009 in the United States District Court for the Middle District of Pennsylvania; (b) 7 purported class actions: Meijer, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., Rochester Drug Co-Operative, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., and Louisiana Wholesale Drug Co., Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., all of which were filed in May 2009 in the United States District Court for the Northern District of Georgia; Stephen L. LaFrance Pharmacy, Inc. et al. v. Unimed Pharmaceuticals, Inc.

et al., filed in March 2009 in the United States District Court for the District of New Jersey; Fraternal Order of Police v. Unimed Pharmaceuticals, Inc. et al., filed in September 2009 in the United States District Court for the Northern District of Georgia; Jabo's Pharmacy, Inc. v. Solvay Pharmaceuticals, Inc. et al., filed in October 2009 in the United States District Court for the Eastern District of Tennessee; and LeGrand v. Unimed Pharmaceuticals,  Inc. et al., filed in September 2010 in the United States District Court for the Northern District of Georgia; and (c) a lawsuit brought by the FTC, Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. In February 2010, Solvay's motion to dismiss the cases was partially granted and all of the FTC's claims and all of the plaintiffs' claims except those alleging sham litigation were dismissed. In June 2010, the FTC appealed the decision to the United States Court of Appeals for the Eleventh Circuit, and this appeal is pending. In February 2010, two cases, Scurto et al. v. Unimed Pharmaceuticals, Inc. et al., filed in March 2009 in the United States District Court for the District of New Jersey, and United Food & Com. Workers Unions & Employ. Midwest Health Benefits Fund et al. v. Unimed Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the District of Minnesota, were dismissed.

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

        A case is pending against Abbott under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. in which former Abbott employees alleged that (i) their transfer to Hospira, Inc., as part of Abbott's spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act and (ii) Abbott's conduct in connection with their transfer breached a fiduciary duty to plaintiffs involving employee benefits. The plaintiffs generally sought reinstatement as Abbott employees, or reinstatement as participants in Abbott's employee benefit plans, and an award of the employee benefits they have allegedly lost. In April 2010, the United States District Court for the Northern District of Illinois entered judgment in favor of Abbott on all counts. The plaintiffs have appealed to the United States Court of Appeals for the Seventh Circuit.

        In December 2010, Kos Pharmaceuticals Inc. settled an investigation of its sales and marketing practices initiated by the Office of the Inspector General of the United States Department of Health and Human Services in conjunction with the United States Department of Justice, and the United States Attorneys for the Eastern District of Wisconsin, the Western District of Louisiana, and the Middle District of Louisiana. The settlement related to conduct that occurred prior to Abbott's December 2006 acquisition of Kos.

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

        In 2007, Johnson & Johnson, Inc. and Cordis Corporation, a wholly-owned subsidiary of Johnson & Johnson (collectively Johnson & Johnson), filed suits against Abbott in the United States District Court for the District of New Jersey asserting infringement of four Johnson & Johnson patents by Abbott's Xience V stent and seeking an injunction, damages, and a determination of willful infringement. In January 2010, the New Jersey court issued an Order of Judgment finding the four patents invalid and dismissing the suits against Abbott. In January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes three additional patents and seeking an injunction, damages, and a determination of willful infringement. In September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes an additional patent, and in August 2010 the plaintiffs amended their lawsuit to add a second related patent to this case. The plaintiffs in this case also seek an injunction and damages. Abbott denies all substantive allegations in each case.

        A case brought by Wall Cardiovascular Technologies, LLC (Wall) in July 2008 was pending against Abbott in the United States District Court for the Eastern District of Texas in which Wall asserted that Abbott's Xience V stent infringes a patent. In December 2010, the parties settled the case and it was dismissed with prejudice.

        In December 2008, Medinol Limited (Medinol) sued Abbott in the High Court of Ireland, the District Court of The Hague, The Netherlands, and the Regional Court in Dusseldorf, Germany asserting that Abbott's Vision and Xience V stents infringe one of Medinol's European stent design patents. Medinol has since accused Abbott's Multi-Link 8 and Xience Prime stents of infringement. In Germany, Medinol further asserts that Abbott's Vision, Xience V, Penta, Xience Prime, Multi-Link 8, and Zeta stents infringe two Medinol German stent design patents and one Medinol German stent design utility model. Medinol seeks damages and injunctions in Ireland and The Netherlands and seeks damages in Germany. Abbott initiated an action in the German Federal Patent Court seeking a declaration that Medinol's patents are invalid. Abbott also initiated an action in the High Court of Justice in the United Kingdom asserting that Abbott's stents do not infringe Medinol's European patent and two other Medinol patents which were previously revoked at the European Patent Office and seeking a declaration that all three Medinol patents are invalid. In Ireland, Abbott asserts that Medinol's European patent is invalid and not infringed. In December 2009, the Dutch court found that Abbott's stents do not infringe Medinol's European patent but did not rule on the patent's validity. Medinol has filed a notice of appeal of the Dutch court's finding that Abbott's stents do not infringe Medinol's patent. In March 2010, the Dusseldorf court, which does not assess the validity of patents, found that Abbott's stents do not infringe Medinol's European patent, but that they do infringe two of Medinol's German stent design patents. Medinol has appealed the non-infringement decision and Abbott has appealed the infringement decisions. In November and December 2010, the German Federal Patent Court held two invalidity hearings on the three patents being asserted by Medinol in Germany. In January 2011, the German Federal Patent Court found all three Medinol patents invalid. However, after allowing Medinol to modify the claims for one of its German patents, the court concluded that the modified claims of that patent were valid. In October 2010, the United Kingdom court found that Abbott's products do not infringe any of the three Medinol patents and that one of the two previously revoked patents is invalid. Abbott denies all substantive allegations in each remaining case.

        Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®). In a case filed in the United States District Court for the Northern District of Illinois in February 2008, Abbott and the patent owner, Laboratories Fournier, S.A. (Fournier), allege infringement of three patents and seek injunctive relief against Teva Pharmaceuticals USA Inc. In November 2009, the parties reached a settlement and this case was dismissed. In a second case filed in the Northern District of Illinois in November 2008, Abbott and Fournier allege infringement of the three patents and seek injunctive relief against Biovail Laboratories International SRL. This case has been transferred to the United States District Court for the District of New Jersey. In a third case filed in the United States District Court for the District of New Jersey in March 2009, Abbott and Fournier allege infringement of the three patents and seek injunctive relief against Lupin Pharmaceuticals and Lupin Limited. In a fourth case filed in the United States District Court for the District of New Jersey in October 2009, Abbott and Fournier allege infringement of the three patents and seek injunctive relief against Impax Laboratories. In a case filed in June 2010 in the United States District Court for the District of New Jersey, Abbott and Fournier allege infringement of three patents and seek injunctive relief against Ranbaxy Laboratories Ltd., Ranbaxy Pharmaceuticals Inc. and Ranbaxy Inc. In a case filed in the United States District Court for the District of New Jersey in July 2010, Abbott and Fournier allege infringement of three patents and seek injunctive relief against Teva Pharmaceuticals USA Inc. (Teva). In related cases where Abbott became involved through its acquisition of Fournier Laboratoires Ireland Ltd. (Fournier Ireland), Abbott is seeking to enforce additional rights relating to fenofibrate tablets. These cases were filed in the United States District Court for the District of New Jersey by joint patent owners Elan Pharma International Ltd. (Elan) and Fournier Ireland against Biovail Laboratories International SRL and Biovail Corporation in November 2008, Lupin Pharmaceuticals, Inc. and Lupin Limited in March 2009, Impax Laboratories, Inc. in October 2009, Ranbaxy Laboratories Ltd., Ranbaxy Pharmaceuticals Inc. and Ranbaxy Inc. in June 2010, and Teva Pharmaceuticals USA Inc. in July 2010. Elan and Fournier Ireland allege infringement of two jointly-owned patents and one Elan patent and seek injunctive relief.

        Abbott is seeking to enforce its patent rights relating to ritonavir/lopinavir tablets (a drug Abbott sells under the trademark Kaletra®). In cases filed in the United States District Courts for the Northern District of Illinois and for the District of Delaware in March 2009, Abbott alleges that Matrix Laboratories, Inc., Matrix Laboratories, Ltd., and Mylan, Inc.'s proposed generic products infringe Abbott's patents and seeks declaratory and injunctive relief. The case in Delaware was dismissed in April 2009. Upon Matrix's motion in November 2009, the United States District Court for the Northern District of Illinois granted a five-year stay of the litigation unless good cause to lift the stay is shown.

        Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®). In a case filed in the United States District Court for the District of Delaware in March 2009, Abbott alleges that Lupin Pharmaceuticals and Lupin Limited's proposed generic products infringe Abbott's patents and seeks declaratory and injunctive relief. In February 2010, Abbott filed a case in the United States District Court for the District of Delaware alleging that Sun Pharmaceutical Industries Limited's and Sun Pharma Global FZE's generic product infringes Abbott's patents and seeks declaratory and injunctive relief. In a case filed in June 2010 in the United States District Court for the District of Delaware, Abbott alleges Sandoz, Inc.'s proposed generic product infringes Abbott's patents and seeks declaratory and injunctive relief.

        Abbott is seeking to enforce certain patent rights that cover the use of fully human anti-TNF alpha antibodies with methotrexate to treat rheumatoid arthritis. In a case filed in the United States District Court for the District of Massachusetts in May 2009, Abbott alleges Centocor Inc.'s product Simponi® infringes Abbott's patents and seeks damages and injunctive relief. The case was stayed at Centocor's request while the parties arbitrated issues related to Centocor's license defenses. In June 2010 the arbitrator ruled, the Court lifted the stay, and the patent infringement case is proceeding.

ITEM 4.    (REMOVED AND RESERVED)

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

        Abbott's executive officers, their ages as of February 18, 2011, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 55

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Richard W. Ashley, 67

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

John M. Capek, 49

  2007 to present — Executive Vice President, Medical Devices.

  2006 to 2007 — Senior Vice President, Abbott Vascular.

  2006 — Vice President and President, Cardiac Therapies.

  2005 to 2006 — President, Guidant Vascular Intervention.

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 56

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Richard A. Gonzalez, 57

  2010 to present — Executive Vice President, Pharmaceutical Products Group.

  2009 to present — President, Abbott Ventures Inc.

  2007 to 2009 — Retired.

  2006 to 2007 — President and Chief Operating Officer, and Director.

  2002 to 2006 — President and Chief Operating Officer, Medical Products Group, and Director.

  Elected Corporate Officer — 2010.

John C. Landgraf, 58

  2011 to present — Executive Vice President, Nutritional Products.

  2008 to 2010 — Senior Vice President, Pharmaceuticals, Manufacturing and Supply.

  2004 to 2008 — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

  Elected Corporate Officer — 2000.

Edward L. Michael, 54

  2008 to present — Executive Vice President, Diagnostic Products.

  2007 to 2008 — Executive Vice President, Diagnostics.

  2007 — Senior Vice President, Medical Products.

  2003 to 2007 — Vice President and President, Molecular Diagnostics.

  Elected Corporate Officer — 1997.

Laura J. Schumacher, 47

  2007 to present — Executive Vice President, General Counsel and Secretary.

  2005 to 2007 — Senior Vice President, Secretary and General Counsel.

  Elected Corporate Officer — 2003.

Carlos Alban, 48

  2009 to present — Senior Vice President, International Pharmaceuticals.

  2008 to 2009 — Vice President, Pharmaceuticals, Western Europe and Canada.

  2007 to 2008 — Vice President, Western Europe and Canada.

  2006 to 2007 — Vice President, Pharmaceutical European Operations.

  2004 to 2006 — Regional Director, North Europe.

  Elected Corporate Officer — 2006.

Brian J. Blaser, 46

  2010 to present — Senior Vice President, Diagnostics.

  2008 to 2010 — Vice President, Diagnostics, Operations.

  2008 — Divisional Vice President, Global Operations.

  2007 to 2008 — Divisional Vice President, Manufacturing.

  2004 to 2007 — Divisional Vice President, Strategic Operations Improvement.

  Elected Corporate Officer — 2008.

A. David Forrest, 49

  2010 to present — Senior Vice President, International Nutrition.

  2007 to 2010 — Divisional Vice President, Europe & Canada.

  2004 to 2007 — General Manager, United Kingdom.

  Elected Corporate Officer — 2010.

Stephen R. Fussell, 53

  2005 to present — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Robert B. Hance, 51

  2008 to present — Senior Vice President, Vascular.

  2006 to 2008 — Senior Vice President, Diabetes Care Operations.

  2006 — Vice President and President, Vascular Solutions.

  2003 to 2006 — Vice President and President, Abbott Vascular Devices.

  Elected Corporate Officer — 1999.

Heather L. Mason, 50

  2008 to present — Senior Vice President, Diabetes Care.

  2007 to 2008 — Vice President, Latin America Pharmaceuticals.

  2005 to 2007 — Vice President, International Marketing.

  Elected Corporate Officer — 2001.

James V. Mazzo, 53

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

Donald V. Patton Jr., 58

  2010 to present — Senior Vice President, U.S. Pharmaceuticals.

  2007 to 2009 — Senior Vice President, U.S. Nutrition.

  2007 — Senior Vice President, Abbott Nutrition Products Division.

  2006 to 2007 — Vice President, Diagnostic Global Commercial Operations.

  2005 to 2006 — Vice President, International Marketing.

  Elected Corporate Officer — 2004.

Mary T. Szela, 47

  2010 to present — Senior Vice President, Global Strategic Marketing and Services, Pharmaceutical Products Group.

  2008 to 2009 — Senior Vice President, U.S. Pharmaceuticals.

  2007 to 2008 — Senior Vice President, Pharmaceutical Operations.

  2006 — Vice President, Commercial Pharmaceutical Operations.

  2001 to 2006 — Vice President, Pharmaceutical Products, Primary Care Operations.

  Elected Corporate Officer — 2001.

Michael J. Warmuth, 48

  2010 to present — Senior Vice President, Established Products, Pharmaceutical Products Group.

  2008 to 2010 — Senior Vice President, Diagnostics.

  2008 — Vice President, Hematology Diagnostics.

  2007 to 2008 — Vice President, Global Engineering Services.

  2006 to 2007 — Divisional Vice President, Global Engineering Services.

  2004 to 2006 — Divisional Vice President of Quality, Global Pharmaceutical Operations.

  Elected Corporate Officer — 2007.

J. Scott White, 42

  2010 to present — Senior Vice President, U.S. Nutrition.

  2007 to 2009 — Division Vice President and Regional Director for Latin America, Abbott Nutrition International.

  2005 to 2007 — Division Vice President and General Manager for Pediatric Nutrition, U.S. Nutrition.

  Elected Corporate Officer — 2009.

Greg W. Linder, 54

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

	Market Price Per Share
	2010		2009
	high	low	high	low
First Quarter	$56.79	$52.21	$57.39	$44.10
Second Quarter	53.25	45.26	48.37	41.27
Third Quarter	52.86	44.59	49.69	43.45
Fourth Quarter	53.75	46.03	54.97	48.41

Shareholders

        There were 64,413 shareholders of record of Abbott common shares as of December 31, 2010.

Dividends

        Quarterly dividends of $.44 and $.40 per share were declared on common shares in 2010 and 2009, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2010 — October 31, 2010	88,848	[1]	$52.650	0	$3,392,180,505	[2]
November 1, 2010 — November 30, 2010	79,068	[1]	$49.915	0	$3,392,180,505	[2]
December 1, 2010 — December 31, 2010	61,850	[1]	$47.909	0	$3,392,180,505	[2]
Total	229,766	[1]	$50.433	0	$3,392,180,505	[2]

1.
These shares represent:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 88,848 in October; 56,568 in November; and 31,850 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October; 22,500 in November; and 30,000 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2010	2009	2008	2007	2006
	(dollars in millions, except per share data)
Net sales	$35,166.7	$30,764.7	$29,527.6	$25,914.2	$22,476.3
Earnings from continuing operations	4,626.2	5,745.8	4,734.2	3,606.3	1,716.8	[1]
Net earnings	4,626.2	5,745.8	4,880.7	3,606.3	1,716.8	[1]
Basic earnings per common share from continuing operations	2.98	3.71	3.06	2.34	1.12	[1]
Basic earnings per common share	2.98	3.71	3.16	2.34	1.12	[1]
Diluted earnings per common share from continuing operations	2.96	3.69	3.03	2.31	1.12	[1]
Diluted earnings per common share	2.96	3.69	3.12	2.31	1.12	[1]
Total assets	59,462.3	52,416.6	42,419.2	39,713.9	36,178.2
Long-term debt	12,523.5	11,266.3	8,713.3	9,487.8	7,009.7
Cash dividends declared per common share	1.76	1.60	1.44	1.30	1.18

1.
In 2006, Abbott recorded pre-tax charges of $2,014 for acquired in-process and collaborations research and development primarily related to the acquisition of Guidant's vascular intervention and endovascular solutions businesses and Kos Pharmaceuticals Inc.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are prescription pharmaceuticals, nutritional products, diagnostic testing products and vascular products. Sales in international markets are approximately 55 percent of consolidated net sales.

        Continued robust growth of HUMIRA after the worldwide launch of additional indications, the acquisitions of Solvay's pharmaceuticals business (Solvay Pharmaceuticals), Piramal Healthcare Limited's Healthcare Solutions business, and Advanced Medical Optics, Inc., the launch of the Xience V drug eluting stent, the conclusion of the TAP Pharmaceutical Products Inc. joint venture, the loss of patent protection for some pharmaceutical products, and the challenging economic environment in many countries around the world have impacted Abbott's sales, costs and financial position over the last three years.

        Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, pain management, hepatitis C (HCV), chronic kidney disease and women's health. In 2003, Abbott began the worldwide launch of HUMIRA for rheumatoid arthritis, followed by launches for five additional indications, which increased HUMIRA's worldwide sales to $6.5 billion in 2010 compared to $5.5 billion in 2009, and $4.5 billion in 2008. Abbott forecasts growth in the low teens for worldwide HUMIRA sales in 2011. Abbott is studying additional indications for HUMIRA. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. Increased generic competition has resulted in U.S. Depakote sales declining from $1.3 billion in 2008 to $161 million in 2010. Austerity measures implemented by several European countries reduced healthcare spending and affected pharmaceutical pricing in the second half of 2010 and that impact is expected to continue for all of 2011.

        In February 2010, Abbott acquired Solvay Pharmaceuticals which provided Abbott with a large and complementary portfolio of pharmaceutical products and expanded Abbott's presence in key global emerging markets. The acquisition added approximately $3.1 billion to Abbott's 2010 total sales, primarily outside the U.S. In 2010, Abbott recorded approximately $710 million of expense related to the integration of the Solvay business and a restructuring plan announced in September to streamline operations, improve efficiencies and reduce costs primarily in certain Solvay sites and functions. The restructuring plan is further described below. In September 2010 Abbott completed the acquisition of Piramal's Healthcare Solutions business, propelling Abbott to market leadership in the Indian pharmaceutical market and further accelerating the company's growth in emerging markets.

        In 2007, Abbott's nutritional products businesses were reorganized into a worldwide business to better leverage the opportunities available for strong nutritional brands. Significant efforts have been focused on capturing those opportunities, particularly in developing markets where growth has been strong.

        In 2008, Abbott received FDA approval to market the Xience V drug eluting stent in the U.S. and in 2006 received European Union approval. Xience V became the market-leading drug eluting stent in the U.S. in the fourth quarter of 2008. In June 2009, Xience PRIME, Abbott's next generation drug eluting stent, received CE Mark approval and was launched in Europe in August 2009. Abbott received approval to market Xience V in Japan in January 2010 and Xience V became the market-leading drug eluting stent in Japan in the second quarter of 2010.

        In 2010, the U.S. government passed health care reform legislation which included an increase in Medicaid rebate rates and the extension of the rebate to drugs provided through Medicaid managed care organizations beginning in 2010. The legislation also imposes annual fees to be paid by pharmaceutical manufacturers and medical device companies beginning in 2011 and 2013, respectively, as well as additional rebates related to the Medicare Part D "donut hole" beginning in 2011. In addition to a one-time charge of approximately $60 million to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy, the legislation negatively impacted Abbott's performance by more than $200 million in 2010 and that is expected to increase to more than $400 million in 2011.

        Abbott's short- and long-term debt totaled $18.9 billion at December 31, 2010, largely incurred to finance acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have partially funded acquisitions over the last three years. At December 31, 2010, Abbott's long-term debt rating was AA by Standard and Poor's Corporation and A1 by Moody's Investors Service.

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

        In 2011, Abbott will focus on several key initiatives. In the pharmaceutical business, Abbott will continue to build its global presence, expand its presence in emerging markets and diversify its sources of growth with the Solvay Pharmaceuticals and Piramal Healthcare Solutions acquisitions. Abbott will also continue maximizing the market potential for HUMIRA. Pharmaceutical research and development efforts will continue to focus a significant portion of expenditures on compounds for immunology, oncology, neuroscience, pain management, HCV, chronic kidney disease and women's health. Such compounds include one Phase III compound for multiple sclerosis, one Phase III compound and three Phase II compounds in oncology, three Phase II compounds targeting HCV, three Phase II compounds targeting Alzheimer's disease or cognitive disorders of schizophrenia, two Phase II compounds targeting chronic kidney disease, and one Phase II compound each in women's health and pain management. In the vascular business, Abbott will continue to focus on marketing Xience PRIME in Europe and other markets, obtaining regulatory review of Xience Nano, Xience PRIME, and the MitraClip device in the U.S. and a limited European roll-out as well as further clinical development of ABSORB, its bioresorbable vascular scaffold (BVS) device. In the other business segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates —  Approximately 50 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, state agencies that administer the federal Medicaid program, insurance companies that administer Medicare drug plans, state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2010, 2009 and 2008 amounted to approximately $4.9 billion, $4.4 billion and $3.8 billion, respectively, or 23.1 percent, 23.8 percent and 22.8 percent, respectively, based on gross sales of approximately $21.1 billion, $18.4 billion and $16.8 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $211 million in 2010. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $415 million, $414 million and $362 million for cash discounts in 2010, 2009 and 2008, respectively, and $537 million, $456 million and $439 million for returns in 2010, 2009 and 2008, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2010, Abbott had the exclusive WIC business in 23 states.

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

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 69 percent of the consolidated rebate provisions charged against revenues in 2010. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in millions)

		Domestic Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2008	$199	$420	$237	$92
Provisions	808	556	397	1,034
Payments	(845)	(681)	(406)	(980)

Balance at December 31, 2008	162	295	228	146
Provisions	747	563	505	1,134
Payments	(756)	(506)	(494)	(1,120)

Balance at December 31, 2009	153	352	239	160
Provisions	616	899	841	1,162
Payments	(640)	(617)	(670)	(1,163)

Balance at December 31, 2010	$129	$634	$410	$159

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

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Negative asset returns in 2008 due to poor market conditions and low interest rates have significantly increased actuarial losses for these plans. At December 31, 2010, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $2.9 billion and $307 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 4 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2010, goodwill and intangibles amounted to $15.9 billion and $12.2 billion, respectively, and amortization expense for intangible assets amounted to $1.4 billion in 2010. There were no impairments of goodwill in 2010, 2009 or 2008.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $75 million to $115 million for its legal proceedings and environmental exposures. Reserves of approximately $95 million have been recorded at December 31, 2010 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

        Stock Compensation —  Abbott records the fair value of stock options in its results of operations. Since there is no market for trading employee stock options, management must use a fair value method. There is no certainty that the results of a fair value method would be the value at which employee stock options would be traded for cash. Fair value methods require management to make several assumptions, the most significant of which are the selection of a fair value model, stock price volatility and the average life of an option. Abbott has readily available grant-by-grant historical activity for several years in its option administration system that it uses in developing some of its assumptions. Abbott uses the Black-Scholes model to value stock options. Abbott uses both historical volatility of its stock price and the implied volatility of traded options to develop the volatility assumptions. Abbott uses the historical grant activity, combined with expectations about future exercise activity, to develop the average life assumptions. Abbott has also used the historical grant data to evaluate whether certain holders of stock options exercised their options differently than other holders and has not found any differentiating pattern among holders.

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2010 vs. 2009	14.3	(0.1)	13.2	1.2
2009 vs. 2008	4.2	(0.1)	8.3	(4.0)
2008 vs. 2007	13.9	1.4	9.3	3.2
Total U.S.
2010 vs. 2009	6.8	0.7	6.1	—
2009 vs. 2008	0.4	(0.3)	0.7	—
2008 vs. 2007	10.1	3.4	6.7	—
Total International
2010 vs. 2009	20.7	(0.8)	19.3	2.2
2009 vs. 2008	7.7	0.2	15.1	(7.6)
2008 vs. 2007	17.8	(0.5)	12.0	6.3
Pharmaceutical Products Segment
2010 vs. 2009	20.7	0.2	19.5	1.0
2009 vs. 2008	(1.3)	(0.1)	3.0	(4.2)
2008 vs. 2007	14.2	1.9	9.1	3.2
Nutritional Products Segment
2010 vs. 2009	4.7	1.7	1.2	1.8
2009 vs. 2008	7.3	1.5	8.6	(2.8)
2008 vs. 2007	12.2	3.4	6.9	1.9
Diagnostic Products Segment
2010 vs. 2009	6.0	0.1	4.3	1.6
2009 vs. 2008	0.1	1.4	3.7	(5.0)
2008 vs. 2007	13.2	1.3	6.8	5.1
Vascular Products Segment
2010 vs. 2009	18.6	(4.7)	22.3	1.0
2009 vs. 2008	20.1	(2.9)	26.0	(3.0)
2008 vs. 2007	34.7	(4.6)	35.8	3.5

        Worldwide sales growth in 2010 reflects the acquisition of Solvay's pharmaceuticals business on February 15, 2010, unit growth and the positive effect of the relatively weaker U.S. dollar. Worldwide sales growth in 2009 reflects unit growth and the acquisition of Advanced Medical Optics, Inc. on February 25, 2009, partially offset by the negative effect of the relatively stronger U.S. dollar. Worldwide, U.S. and Pharmaceutical Products segment sales also reflect decreased sales of Depakote due to generic competition in 2009. Excluding U.S. Depakote sales, worldwide sales increased 7.7 percent, U.S. sales increased 7.6 percent and Pharmaceutical Products segment sales increased 4.3 percent from 2008 to 2009.

Worldwide 2008 sales growth reflects unit growth and the positive effect of the relatively weaker U.S. dollar.

        A comparison of significant product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2010	Percent Change	2009	Percent Change	2008	Percent Change
	(dollars in millions)
Pharmaceuticals —
U.S. Specialty	$4,596	(2)	$4,676	(10)	$5,211	20
U.S. Primary Care	3,010	(1)	3,043	(2)	3,102	(1)
International Pharmaceuticals	8,287	5	7,861	6	7,399	23
Nutritionals —
U.S. Pediatric Nutritionals	1,208	(7)	1,306	3	1,268	3
International Pediatric Nutritionals	1,676	9	1,543	12	1,374	26
U.S. Adult Nutritionals	1,345	6	1,269	9	1,162	8
International Adult Nutritionals	1,268	15	1,106	3	1,070	13
Diagnostics —
Immunochemistry	2,904	4	2,798	(2)	2,843	13

        Decreased sales of Depakote due to generic competition impacted U.S. Specialty product sales in 2010, 2009 and 2008 and lower sales of Zemplar, Kaletra and Lupron affected U.S. Specialty product sales in 2010. These were partially offset by increased sales of HUMIRA in all three years and the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008 which increased U.S. Specialty product sales in 2009 and 2008. U.S. sales of HUMIRA were $2.8 billion, $2.5 billion and $2.2 billion in 2010, 2009, and 2008, respectively, and U.S. sales of Depakote were $161 million, $331 million and $1.3 billion in 2010, 2009 and 2008, respectively. U.S. Primary Care sales were impacted by the discontinuation of Azmacort and generic competition for Cardizem LA in 2010, by decreased sales of Synthroid in 2009 and 2008 and by decreased sales of Omnicef and Biaxin in 2008 due to generic competition. These were partially offset in all three years by increased sales of Niaspan and in 2010 and 2008 by higher TriCor/Trilipix franchise sales. Increased sales volume of HUMIRA in 2010, 2009 and 2008 favorably impacted International Pharmaceuticals sales, partially offset by decreased sales of clarithromycin. International sales of HUMIRA were $3.7 billion, $3.0 billion and $2.3 billion in 2010, 2009 and 2008, respectively. The relatively weaker dollar increased International Pharmaceutical sales in 2010 and 2008 by 1.9 percent and 7.3 percent, respectively. The relatively stronger U.S. dollar decreased International Pharmaceutical sales in 2009 by 8.6 percent. International Pediatric Nutritionals sales increases were due primarily to volume growth in developing countries. U.S. Pediatric Nutritionals sales in 2010 were affected by the voluntary recall of certain Similac-brand powder infant formulas in September 2010. International Adult Nutritionals sales and Immunochemistry sales in 2010 and 2008 were positively impacted by the effect of the relatively weaker U.S. dollar and were negatively impacted in 2009 by the effect of the relatively stronger U.S. dollar. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were approximately $58 million, $120 million and $111 million in 2010, 2009 and 2008, respectively.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years. Under a license agreement for TriCor 145 mg, generic competition could begin as early as March 2011 but is not expected until July 2012. Under an agreement relating to Abbott's niacin products and acquired with the Kos Pharmaceuticals acquisition, Niaspan may become subject to generic competition in September 2013.

Operating Earnings

        Gross profit margins were 58.3 percent of net sales in 2010, 57.1 percent in 2009 and 57.3 percent in 2008. The increase in the gross profit margin in 2010 was due, in part, to improved margins in the pharmaceutical, vascular, diabetes and diagnostics businesses and the favorable effect of exchange on the gross profit margin ratio. The decrease in the gross profit margin in 2009 was due, in part, to the negative impact from lower sales of Depakote and the unfavorable effect of exchange on the gross profit margin ratio; partially offset by improved margins in the vascular and diagnostics businesses. The increase in the gross profit margin in 2008 was due, in part, to favorable product mix and the favorable impact of foreign exchange.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Nutrition Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Pharmaceutical Products segments.

        Research and development expense was $3.724 billion in 2010, $2.744 billion in 2009 and $2.689 billion in 2008 and represented increases of 35.7 percent in 2010, 2.0 percent in 2009 and 7.3 percent in 2008. Excluding charges related to the Solvay restructurings announced in September 2010, research and development expenses in 2010 increased 29.4 percent. This increase, exclusive of the effects of the restructuring charges, reflects the acquisitions of Solvay's pharmaceuticals business in February 2010 and Facet Biotech in April 2010. The increase in 2009 reflects the favorable effect of exchange rates which reduced research and development expense in 2009. Excluding the effect of exchange, research and development expenses increased 3.4 percent in 2009. The increases in 2010, 2009 and 2008 also reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and hepatitis C. The majority of research and development expenditures are concentrated on pharmaceutical products.

        Selling, general and administrative expenses increased 23.4 percent in 2010, decreased 0.4 percent in 2009 and increased 13.9 percent in 2008. Excluding charges related to the Solvay restructuring and integration charges, selling, general and administrative expenses in 2010 increased 18.2 percent. This increase, exclusive of the effects of the restructuring and integration charges, reflects the acquisitions of Solvay's pharmaceuticals business in 2010 and Advanced Medical Optics, Inc. in 2009 and higher provisions for litigation in 2010. The 2009 decrease reflects the favorable effect of exchange rates which was offset by expenses relating to the acquisition of Advanced Medical Optics, Inc. and the settlement of litigation. Excluding the effects of the charges and exchange, selling, general and administrative expenses increased 0.9 percent in 2009. The 2008 increase reflects the settlement of litigation relating to TriCor, which increased selling, general and administration expenses by 3.1 percentage points. The remaining increases in selling, general and administrative expenses were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA and Xience V, and inflation.

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

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net when the specified event is achieved or as the applicable sales are made.

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

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded. Of the $1.1 billion, Abbott made tax-deductible payments of $36 million, $83 million and $200 million in 2010, 2009 and 2008. In 2009 events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

        In 2008, Abbott sold its spine business for approximately $360 million in cash, resulting in an after-tax gain of approximately $147 million which is presented as Gain on sale of discontinued operations, net of taxes, in the accompanying statement of income. The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Restructurings

        In 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay's pharmaceuticals business. This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. Action plans have been identified and most are expected to be implemented within the next two years. This plan will result in pretax charges of approximately $810 million to $970 million over the life of the plan. These charges include employee-related costs of approximately $650 million, accelerated depreciation and asset write-downs of approximately $105 million, and other related exit costs of up to approximately $215 million, mainly related to discontinuation of certain research and development programs and product transfers. Under this plan, Abbott recorded charges to Cost of products sold, Research and development and Selling, general and administrative of approximately $99 million, $152 million and $272 million, respectively. Additional charges of $12 million were subsequently recorded primarily for accelerated depreciation. The following summarizes the activity for this restructuring: (dollars in millions)

2010 restructuring charge	$523
Payments, impairments and other adjustments	(113)

Accrued balance at December 31, 2010	$410

        In 2010 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2010, 2009 and 2008, Abbott recorded charges of approximately $56 million, $114 million and $36 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $56 million in 2010 is classified as Cost of products sold and $114 million and $36 million in 2009 and 2008, respectively, are classified as Selling, general and administrative. An additional $13 million, $47 million and $81 million were subsequently recorded in 2010, 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2008	$194
2008 restructuring charges	36
Payments, impairments and other adjustments	(125)

Accrued balance at December 31, 2008	105
2009 restructuring charges	114
Payments, impairments and other adjustments	(74)

Accrued balance at December 31, 2009	145
2010 restructuring charges	56
Payments and other adjustments	(124)

Accrued balance at December 31, 2010	$77

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $60 million, $54 million and $16 million were recorded in 2010, 2009 and 2008, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31, 2008	110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	98
Payments and other adjustments	(10)

Accrued balance at December 31, 2010	$88

Interest expense and Interest (income)

        In 2010, interest expense increased due primarily to increased debt levels. In 2009 and 2008, interest expense decreased primarily as a result of lower interest rates, partially offset by increased debt levels in 2009 related to the acquisition of Advanced Medical Optics, Inc. Interest income decreased in 2010 due to lower investment balances, decreased in 2009 due to lower interest rates and increased in 2008 due to higher interest rates.

Other (income) expense, net

        Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture as discussed above, a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income)

expense, net, for 2010, 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture and a gain in 2008 on the sale of an equity investment accounted for as an available-for-sale investment. In addition, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP joint venture in 2008.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 19.0 percent in 2010, 20.1 percent in 2009 and 19.2 percent in 2008. As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in 2010, Abbott recorded a charge of approximately $60 million in 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy. The tax rate in 2009 was affected by a higher tax rate applied to the derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture and the Medtronic intellectual property litigation settlement.

        In October 2010, Puerto Rico enacted legislation that assesses a tax beginning in 2011 on certain products manufactured in Puerto Rico. This excise tax will be recorded in Cost of products sold although the tax is expected to be creditable for U.S. income tax purposes.

Research and Development Programs

        Abbott currently has numerous pharmaceutical, medical and nutritional products in development. The significant areas of therapeutic focus include the following:

Pharmaceutical Products —

        Immunology — Projects are ongoing to identify new mechanisms with the potential to treat an array of immune-mediated diseases. Projects include early stage work in oral DMARD therapies and a number of biologic candidates.

        Phase III trials are ongoing for additional indications of HUMIRA including ulcerative colitis in Japan, ankylosing spondylitits in China, pediatric Crohn's disease in the U.S. and the European Union (EU), uvetis in the U.S., EU and Japan, and peripheral and axial spondyloarthritis in the U.S. and EU. Global regulatory applications for ulcerative colitis were submitted in early 2011.

        Neuroscience/Pain — Abbott is focused on the development of compounds that target receptors in the brain that help regulate mood, memory and other neurological functions to address conditions such as Alzheimer's disease, schizophrenia, pain, Parkinson's disease and multiple sclerosis (MS). This includes three compounds directed toward the treatment of Alzheimer's disease. ABT-126 and ABT-288 are completing Phase II studies in early 2011 and ABT-384 will complete its Phase II study later in 2011. Daclizumab, a next-generation antibody, entered Phase III clinical trials for relapsing remitting MS in the second quarter of 2010.

        Oncology — Abbott is focused on the development of targeted treatments that inhibit tumor growth and improve response to common cancer therapies. Abbott has new molecular entities in development for more than a dozen types of cancer including:

  •
  ABT-869, a multi-targeted kinase inhibitor, for which a Phase III trial for liver cancer was initiated in 2010 and Phase II studies for other cancer types are ongoing.

  •
  ABT-263, a Bcl-2 family protein antagonist, currently in Phase II development for chronic lymphoid leukemia.

  •
  ABT-888, a PARP-inhibitor, is completing Phase II in early 2011.

  •
  Elotuzamab under a collaboration agreement acquired as part of the Facet Biotech acquisition in 2010. Abbott expects to begin Phase III development of elotuzamab for the treatment of multiple myeloma with its partner in 2011.

        Hepatitis C — Abbott's antiviral program is focused on developing treatments for hepatitis C (HCV) and includes a partnership with Enanta Pharmaceuticals to discover protease inhibitors as well as internal programs focused on additional viral targets. In 2010, Abbott initiated Phase II clinical trials to evaluate three of Abbott's HCV antiviral agents, including the investigational protease inhibitor ABT-450, part of the Enanta collaboration. Polymerase inhibitors ABT-333 and ABT-072 as well as ABT-267, a NS5A inhibitor, are currently being developed exclusively by Abbott.

        Women's Health — In 2010, Abbott entered into a collaboration agreement with Neurocrine to develop and commercialize elagolix, an oral gonadotropin-releasing hormone (GnRH) antagonist, for the treatment of endometriosis-related pain and fibroids. A Phase II study in endometriosis was recently completed.

        Chronic Kidney Disease — In 2010, Abbott entered into an agreement with Reata Pharmaceuticals for ex-U.S. rights, excluding certain Asian markets, to bardoxolone, an investigational treatment for chronic kidney disease (CKD). A Phase IIb study was recently completed and a global Phase III trial is targeted to begin in 2011.

        In addition, new formulations of Abbott's existing pharmaceutical products, including Lupron 6-month depot and AndroGel 1.62%, are currently under FDA review. Work is also continuing on numerous early-stage programs, including the biologic acquired from Pangenetics for chronic pain in late 2009, a cMet antibody for cancer in partnership with Pierre Fabre SA, and other programs across all of Abbott's therapeutic areas of focus.

Vascular — Ongoing projects in the pipeline include:

  •
  Xience Nano, a version of Xience V for small vessels, currently under regulatory review in the U.S.

  •
  Xience PRIME, the next-generation drug-eluting stent (DES) based on Xience V attributes. Ongoing clinical trials for Xience PRIME in the U.S. are evaluating a range of stent sizes, including small vessel and long lengths.

  •
  ABSORB, a bioresorbable vascular scaffold (BVS) device for the treatment of coronary artery disease that is gradually resorbed into the vessel wall. In 2010 Abbott released four-year data from its ABSORB clinical trial, which showed efficacy and safety results consistent with the three-year data. In early 2010, Abbott also initiated the ABSORB EXTEND clinical trial which will enroll up to 1,000 patients with more complex coronary artery disease. In 2011 after receiving CE Mark approval for ABSORB, Abbott announced its plans to initiate a randomized, controlled clinical trial later in 2011 to further study the device in an expanded population in Europe. A global trial, including the U.S. and other geographies, is planned for later this year.

  •
  MitraClip device for the treatment of mitral regurgitation — In September 2010, Abbott announced additional data from the EVEREST II (Endovascular Valve Edge-to Edge REpair STudy) trial on the safety and clinical benefits of the MitraClip system. Abbott's MitraClip system which is on the market in Europe is currently under review for approval by the FDA.

  •
  Coronary and endovascular core product projects, including new coronary and endovascular guide wires, and the Herculink Elite stent for renal indication in the U.S., are at various stages of development and/or undergoing regulatory approvals.

Medical Optics — Abbott is expanding its proprietary laser platforms into new vision correction applications, including cataract surgery, and is developing new diagnostic instruments and treatments to improve visual outcomes. Synchrony, a next-generation intraocular lens (IOL) designed to mimic the eye's natural ability to change focus and deliver improved vision at all distances for patients following cataract surgery, is currently under FDA review. Abbott is also developing new products for patients undergoing cataract surgery, including new intraocular lenses that address astigmatism, a new insertion system to facilitate micro-incision surgery and an ophthalmic viscoelastic for the U.S. market.

        Molecular Diagnostics — Numerous new molecular diagnostic products, including oncology and infectious disease assays as well as improved instrument systems, are currently under development. An assay to aid in the management of HCV-infected patients undergoing antiviral therapy is currently under U.S. regulatory review. Additional assays to detect the presence of HIV virus, tuberculosis, and CMV viral load and a test to detect hepatitis B drug resistance in patients are under regulatory review for CE Mark approval.

        Core Laboratory Diagnostics — Abbott is researching dozens of novel biomarkers focusing on areas such as diabetes, infectious disease, and neuroscience disorders and also has several next generation instrument systems for hematology, immunochemistry and blood screening in development.

        Diabetes Care — Abbott is developing new products for diabetes patients including the next generation Freestyle glucose monitoring system with new features supporting the insulin-using patient. This new system is currently under regulatory review for CE Mark approval and a filing for FDA approval is expected to be submitted in 2011.

        Nutrition — Abbott is focusing its R&D spend on six benefit platforms that span the pediatric, adult and performance nutrition areas: immunity, cognition, lean body mass, inflammation, metabolism and tolerance. Numerous new products that build on advances in these benefit platforms are currently under development and are expected to be launched in 2011.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations. Factors considered included research and development expenses projected to be incurred for the project (compound or device) over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2010 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous pharmaceutical and medical device projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the research and development of new pharmaceutical and medical device products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. However, Abbott plans to continue to manage our portfolio of projects to achieve research and development spend equal to approximately 9.5 percent to 10 percent of sales each year.

Business Combinations, Technology Acquisitions and Related Transactions

        On January 1, 2009, Abbott adopted the provisions of SFAS No. 141 (revised 2007), "Business Combinations," as codified in FASB ASC No. 805, "Business Combinations." Under ASC No. 805, acquired in-process research and development is accounted for as an indefinite-lived intangible asset until approval or discontinuation rather than as expense. In addition, acquisition costs in connection with an acquisition are expensed rather than added to the cost of an acquisition and the fair value of contingent consideration at the date of an acquisition is added to the cost of the acquisition.

        On September 8, 2010, Abbott acquired Piramal Healthcare Limited's Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014. Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date. The acquisition was financed with current cash. The preliminary allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill. Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and will be amortized over an average of 19 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In February 2010, Abbott acquired Solvay's pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013. Contingent consideration of approximately $290 million was recorded based on a preliminary valuation. The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott's presence in key global emerging markets. Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for 2010 were approximately $3.1 billion. Pretax loss of the acquired operations, including acquisition, integration and restructuring expenses, for 2010 was approximately $395 million. The acquisition was funded with current cash and short-term investments. The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars). The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Goodwill, non-deductible	$2.2
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.7
Deferred income taxes recorded at acquisition	(1.1)

Total preliminary allocation of fair value	$6.4

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years). Acquired in-process research and development is accounted for as indefinite lived intangible assets until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable of approximately $675 million, inventory of approximately $390 million, property and equipment of approximately $725 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

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

	2010	2009
Net sales	$35.8	$34.2
Net earnings	4.6	5.2
Diluted earnings per common share	2.96	3.36

        In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet. The acquisition enhances Abbott's early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott's oncology program. A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.

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

        In October 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million, in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients. The allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $200 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $24 million and goodwill of approximately $200 million.

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $140 million, non-deductible acquired in-process research and development of approximately $220 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $100 million and deferred income taxes of approximately $110 million. Acquired intangible assets consist of developed technology and will be amortized over 11 years.

        In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott's position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

        Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease resulting in a charge to acquired in-process research and development of $238 million. In addition, Abbott acquired an equity interest of approximately $62 million. In 2011, Abbott expects to acquire an additional equity interest and make milestone and other payments related to the license agreement totaling approximately $300 million. In 2010, Abbott also entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million. Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones.

        In 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million, in cash, resulting in a charge to acquired in-process research and development.

Goodwill

        At December 31, 2010, goodwill recorded as a result of business combinations totaled $15.9 billion. Goodwill is reviewed for impairment annually or when an event that could result in an impairment occurs. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit. While the fair value of the Medical Optics business exceeds its carrying value, extended economic pressure particularly in the LASIK surgery business and longer regulatory approval timelines for products currently under development could result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.

Financial Condition

Cash Flow

        Net cash from operating activities of continuing operations amounted to $8.7 billion, $7.3 billion and $7.0 billion in 2010, 2009 and 2008, respectively. $2.0 billion of long-term debt to be paid in March and May of 2011 will be funded out of operating cash flow and borrowings. Abbott funded $525 million in 2010, $862 million in 2009 and $285 million in 2008 to defined pension plans. Abbott expects pension funding for its main domestic pension plan of $200 million annually. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2010, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material.

        In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott's common shares from time to time. Under this authorization, 14.8 million shares were purchased in 2010 at a cost of approximately $800 million, 14.5 million shares were purchased in 2009 at a cost of approximately $800 million and 146,400 shares were purchased in 2008 at a cost of approximately $8 million. In 2008, Abbott also purchased approximately 19.0 million of its common shares at a cost of approximately $1.1 billion under a prior authorization.

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

        In connection with the judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc., Abbott executed a collaterized escrow agreement in February 2010 with a financial institution to secure the judgment in the event that Abbott's appeal to the federal circuit court is unsuccessful in overturning the district court's decision. Abbott has deposited approximately $1.87 billion with the escrow agent and considers these assets to be restricted. The assets are invested in U.S. Treasury bills and money market funds per the terms of the agreement.

Working Capital

        Working capital was $5.1 billion at December 31, 2010, $10.3 billion at December 31, 2009 and $5.5 billion at December 31, 2008. The decrease in working capital in 2010 was due primarily to cash and investments used to acquire Solvay's pharmaceuticals business and Piramal Healthcare Limited's Healthcare Solutions business. The increase in working capital in 2009 was due primarily to increased levels of cash and investments and the derecognition of a contingent liability associated with the conclusion of the TAP joint venture; partially offset by increased debt levels.

Capital Expenditures

        Capital expenditures of $1.0 billion in 2010, $1.1 billion in 2009 and $1.3 billion in 2008 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2010: (dollars in millions)

	Payment Due By Period
	Total	2011	2012-2013	2014-2015	2016 and Thereafter
Long-term debt, including current maturities and future interest payments	$22,549	$2,757	$2,519	$2,358	$14,915
Operating lease obligations	637	129	200	128	180
Capitalized auto lease obligations	90	30	60	—	—
Purchase commitments (a)	2,737	2,668	68	1	—
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	2,807	—	480	413	1,914
Other	4,333	—	3,143	777	413

Total (b)	$33,153	$5,584	$6,470	$3,677	$17,422

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Unrecognized tax benefits totaling $2.5 billion are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items.

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

Legislative Issues

        In the first quarter 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as "health care reform legislation") were signed into law in the U.S. Health care reform legislation included an increase in the basic Medicaid rebate rate from 15.1 percent to 23.1 percent and extended the rebate to drugs provided through Medicaid managed care organizations. These Medicaid rebate changes will continue to have a negative effect on the gross profit margin of the Pharmaceutical Products segment in future quarters.

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

        In 2011, Abbott will begin recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs. The amount of the annual fee will be based on the ratio of certain of Abbott's sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year. In 2011, additional rebates will be incurred related to the Medicare Part D coverage gap "donut hole." Beginning in 2013, Abbott will record the 2.3 percent excise tax imposed by health care reform legislation on the sale of certain medical devices in the U.S.

        Abbott's primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, to the Annual Report on Form 10-K.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $75 million as of December 31, 2010 and 2009. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2010 by approximately $15 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $165 million and $78 million as of December 31, 2010 and 2009, respectively. Except for one equity investment recorded at $62 million, no other individual investment is in excess of $18 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2010 and 2009, Abbott had interest rate hedge contracts totaling $7.3 billion and $5.5 billion, respectively, to manage its exposure to changes in the fair value of debt due in 2011 through 2020. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2010, Abbott had $2.6 billion of domestic commercial paper outstanding with an average annual interest rate of 0.27% with an average remaining life of 24 days. The fair value of long-term debt at December 31, 2010 and 2009 amounted to $15.7 billion and $12.3 billion, respectively (average interest rates of 5.2% and 5.3%, respectively) with maturities through 2040. At December 31, 2010 and 2009, the fair value of current and long-term investment securities amounted to approximately $2.1 billion. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2010 and 2009, Abbott held $10.8 billion and $7.5 billion, respectively, of such contracts, which mature in the next twelve months.

        In addition, certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2010 and 2009, Abbott held $1.3 billion and $2.0 billion, respectively, of such contracts, which all mature in the following calendar year.

        Abbott has designated foreign denominated short-term debt of approximately $650 million and approximately $575 million as of December 31, 2010 and 2009, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2010 and 2009: (dollars in millions)

	2010			2009
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$5,803	1.347	$16	$4,045	1.482	$(20)
British Pound	1,422	1.581	2	1,246	1.658	(2)
Japanese Yen	2,256	82.7	(2)	2,057	89.8	(46)
Canadian Dollar	538	1.021	4	448	1.064	(4)
All other currencies	2,090	N/A	(25)	1,714	N/A	(11)

Total	$12,109		$(5)	$9,510		$(83)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2010	2009	2008
Net Sales	$35,166,721	$30,764,707	$29,527,552

Cost of products sold	14,665,192	13,209,329	12,612,022
Research and development	3,724,424	2,743,733	2,688,811
Acquired in-process research and development	313,200	170,000	97,256
Selling, general and administrative	10,376,324	8,405,904	8,435,624

Total Operating Cost and Expenses	29,079,140	24,528,966	23,833,713

Operating Earnings	6,087,581	6,235,741	5,693,839
Interest expense	553,135	519,656	528,474
Interest (income)	(105,453)	(137,779)	(201,229)
(Income) from the TAP Pharmaceutical Products Inc. joint venture	—	—	(118,997)
Net foreign exchange (gain) loss	(10,924)	35,584	84,244
Other (income) expense, net	(62,011)	(1,375,494)	(454,939)

Earnings from Continuing Operations Before Taxes	5,712,834	7,193,774	5,856,286
Taxes on Earnings from Continuing Operations	1,086,662	1,447,936	1,122,070

Earnings from Continuing Operations	4,626,172	5,745,838	4,734,216
Gain on Sale of Discontinued Operations, net of taxes	—	—	146,503

Net Earnings	$4,626,172	$5,745,838	$4,880,719

Basic Earnings Per Common Share —
Continuing Operations	$2.98	$3.71	$3.06
Gain on Sale of Discontinued Operations, net of taxes	—	—	0.10

Net Earnings	$2.98	$3.71	$3.16

Diluted Earnings Per Common Share —
Continuing Operations	$2.96	$3.69	$3.03
Gain on Sale of Discontinued Operations, net of taxes	—	—	0.09

Net Earnings	$2.96	$3.69	$3.12

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,546,400	1,546,983	1,545,355
Dilutive Common Stock Options and Awards	9,622	8,143	15,398

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,556,022	1,555,126	1,560,753

Outstanding Common Stock Options Having No Dilutive Effect	29,403	66,189	30,579

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2010	2009	2008
Cash Flow From (Used in) Operating Activities of Continuing Operations:
Net earnings	$4,626,172	$5,745,838	$4,880,719
Less: Gain on sale of discontinued operations	—	—	146,503

Earnings from continuing operations	4,626,172	5,745,838	4,734,216
Adjustments to reconcile earnings from continuing operations to net cash from operating activities of continuing operations —
Depreciation	1,207,450	1,210,977	1,051,728
Amortization of intangible assets	1,416,855	878,533	787,101
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	(797,130)	—
Share-based compensation	387,183	366,357	347,015
Gain on dissolution of the TAP Pharmaceutical Products Inc. joint venture	—	—	(94,248)
Acquired in-process research and development	313,200	170,000	97,256
Investing and financing (gains) losses, net	126,337	41,967	111,238
Trade receivables	(394,665)	(387,749)	(948,314)
Inventories	139,857	230,555	(257,476)
Prepaid expenses and other assets	553,145	(386,889)	436,218
Trade accounts payable and other liabilities	572,533	(374,715)	569,056
Income taxes	(212,086)	577,416	160,830

Net Cash From Operating Activities of Continuing Operations	8,735,981	7,275,160	6,994,620

Cash Flow From (Used in) Investing Activities of Continuing Operations:
Acquisitions of businesses and technologies, net of cash acquired	(9,433,243)	(2,370,630)	(250,000)
Acquisitions of property and equipment	(1,015,075)	(1,089,048)	(1,287,724)
Sales of Boston Scientific common stock	—	—	318,645
Purchases of investment securities	(805,932)	(248,970)	(923,937)
Proceeds from sales of investment securities	954,361	16,306	130,586
Deposit of restricted funds	(1,870,000)	—	—
Other	(18,426)	(6,368)	(75,061)

Net Cash (Used in) Investing Activities of Continuing Operations	(12,188,315)	(3,698,710)	(2,087,491)

Cash Flow From (Used in) Financing Activities of Continuing Operations:
(Repayments of) proceeds from issuance of short-term debt and other	(203,854)	3,217,331	(324,739)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	4,000,000	3,000,000	—
Repayments of long-term debt and debt with maturities over 3 months	(1,673,998)	(2,483,176)	(913,948)
Purchases of common shares	(866,825)	(826,345)	(1,081,806)
Proceeds from stock options exercised, including income tax benefit	328,411	508,669	1,008,843
Dividends paid	(2,671,475)	(2,414,460)	(2,174,252)

Net Cash (Used in) From Financing Activities of Continuing Operations	(1,087,741)	1,002,019	(3,485,902)

Effect of exchange rate changes on cash and cash equivalents	(620,893)	118,848	(115,160)

Net cash provided from the sale of discontinued operations	—	—	349,571

Net (Decrease) Increase in Cash and Cash Equivalents	(5,160,968)	4,697,317	1,655,638
Cash and Cash Equivalents, Beginning of Year	8,809,339	4,112,022	2,456,384

Cash and Cash Equivalents, End of Year	$3,648,371	$8,809,339	$4,112,022

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2010	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$3,648,371	$8,809,339	$4,112,022
Investments, primarily time deposits and certificates of deposit	1,803,079	1,122,709	967,603
Restricted funds, primarily U.S. treasury bills	1,872,490	—	—
Trade receivables, less allowances of — 2010: $388,564; 2009: $311,546; 2008: $263,632	7,184,034	6,541,941	5,465,660
Inventories:
Finished products	2,058,735	2,289,280	1,545,950
Work in process	383,580	448,487	698,140
Materials	746,419	527,110	531,759

Total inventories	3,188,734	3,264,877	2,775,849
Deferred income taxes	3,076,051	2,364,142	2,462,871
Other prepaid expenses and receivables	1,544,770	1,210,883	1,258,554

Total Current Assets	22,317,529	23,313,891	17,042,559

Investments	302,049	1,132,866	1,073,736

Property and Equipment, at Cost:
Land	648,988	546,204	509,606
Buildings	4,334,236	4,010,439	3,698,861
Equipment	11,813,618	11,325,450	10,366,267
Construction in progress	577,460	604,813	613,939

	17,374,302	16,486,906	15,188,673
Less: accumulated depreciation and amortization	9,403,346	8,867,417	7,969,507

Net Property and Equipment	7,970,956	7,619,489	7,219,166

Intangible Assets, net of amortization	12,151,628	6,291,989	5,151,106
Goodwill	15,930,077	13,200,174	9,987,361
Deferred Income Taxes and Other Assets	790,027	858,214	1,945,276

	$59,462,266	$52,416,623	$42,419,204

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2010	2009	2008
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$4,349,796	$4,978,438	$1,691,069
Trade accounts payable	1,535,759	1,280,542	1,351,436
Salaries, wages and commissions	1,328,665	1,117,410	1,011,312
Other accrued liabilities	6,014,772	4,363,032	4,216,742
Dividends payable	680,749	620,640	559,064
Income taxes payable	1,307,723	442,140	805,397
Obligation in connection with conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	36,105	915,982
Current portion of long-term debt	2,044,970	211,182	1,040,906

Total Current Liabilities	17,262,434	13,049,489	11,591,908

Long-term Debt	12,523,517	11,266,294	8,713,327

Post-employment Obligations and Other Long-term Liabilities	7,199,851	5,202,111	4,595,278

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2010: 1,619,689,876; 2009: 1,612,683,987; 2008: 1,601,580,899	8,744,703	8,257,873	7,444,411
Common shares held in treasury, at cost — Shares: 2010: 72,705,928; 2009: 61,516,398; 2008: 49,147,968	(3,916,823)	(3,310,347)	(2,626,404)
Earnings employed in the business	18,927,101	17,054,027	13,825,383
Accumulated other comprehensive income (loss)	(1,366,846)	854,074	(1,163,839)

Total Abbott Shareholders' Investment	22,388,135	22,855,627	17,479,551
Noncontrolling Interests in Subsidiaries	88,329	43,102	39,140

Total Shareholders' Investment	22,476,464	22,898,729	17,518,691

	$59,462,266	$52,416,623	$42,419,204

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2010	2009	2008
Common Shares:
Beginning of Year Shares: 2010: 1,612,683,987; 2009: 1,601,580,899; 2008: 1,580,854,677	$8,257,873	$7,444,411	$6,104,102
Issued under incentive stock programs Shares: 2010: 7,005,889; 2009: 11,103,088; 2008: 20,726,222	305,947	530,373	1,001,507
Tax benefit from option shares and vesting of restricted stock awards (no share effect)	10,124	15,351	64,714
Share-based compensation	388,493	366,128	342,315
Issuance of restricted stock awards	(217,734)	(98,390)	(68,227)

End of Year Shares: 2010: 1,619,689,876; 2009: 1,612,683,987; 2008: 1,601,580,899	$8,744,703	$8,257,873	$7,444,411

Common Shares Held in Treasury:
Beginning of Year Shares: 2010: 61,516,398; 2009: 49,147,968; 2008: 30,944,537	$(3,310,347)	$(2,626,404)	$(1,213,134)
Private transaction in 2008 Shares purchased: 15,176,500; Shares issued: 14,870,195	—	—	(378,931)
Issued under incentive stock programs Shares: 2010: 4,166,200; 2009: 2,477,853; 2008: 1,607,326	224,237	133,042	40,946
Purchased Shares: 2010: 15,355,730; 2009: 14,846,283; 2008: 19,504,452	(830,713)	(816,985)	(1,075,285)

End of Year Shares: 2010: 72,705,928; 2009: 61,516,398; 2008: 49,147,968	$(3,916,823)	$(3,310,347)	$(2,626,404)

Earnings Employed in the Business:
Beginning of Year	$17,054,027	$13,825,383	$10,805,809
Net earnings	4,626,172	5,745,838	4,880,719
Cash dividends declared on common shares (per share — 2010: $1.76; 2009: $1.60; 2008: $1.44)	(2,731,584)	(2,476,036)	(2,228,776)
Cost of common shares retired in excess of stated capital amount	(11,055)	(25,040)	(70,590)
Cost of treasury shares issued (above) below market value	(10,459)	(16,118)	438,221

End of Year	$18,927,101	$17,054,027	$13,825,383

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$854,074	$(1,163,839)	$2,081,763
Other comprehensive (loss) income	(2,220,920)	2,017,913	(3,245,602)

End of Year	$(1,366,846)	$854,074	$(1,163,839)

Comprehensive Income	$2,405,252	$7,763,751	$1,635,117

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$43,102	$39,140	$45,405
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	45,227	3,962	(6,265)

End of Year	$88,329	$43,102	$39,140

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 23 percent of trade receivables as of December 31, 2010 and 2009, and 27 percent of trade receivables as of December 31, 2008. Product warranties are not significant.

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

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. The accounts of foreign subsidiaries are consolidated as of November 30, due to the time needed to consolidate these subsidiaries. In December 2009, a foreign subsidiary acquired certain technology that was accounted for as acquired in-process research and development. This transaction was recorded in 2009 due to the significance of the amount. No other events occurred related to these foreign subsidiaries in December 2010, 2009 and 2008 that materially affected the financial position, results of operations or cash flows.

        Effective January 1, 2009, Abbott adopted SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51," as codified in FASB ASC No. 810, "Consolidation" and accordingly, noncontrolling interests in subsidiaries are presented as a component of total equity as of December 31, 2010, 2009 and 2008.

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. Sales of product rights for marketable products are recorded as

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

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

        EARNINGS PER SHARE — Effective January 1, 2009, Abbott adopted FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," as codified in FASB ASC No. 260, "Earnings Per Share," which requires that unvested restricted stock units and awards that contain non-forfeitable rights to dividends be treated as participating securities and be included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares in 2010 and 2009 were $4.613 billion and $5.733 billion, respectively. Net earnings allocated to common shares in 2008 were not significantly different than net earnings.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        TRADE RECEIVABLE VALUATIONS — Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Supplemental Financial Information

	2010	2009	2008
	(dollars in millions)
Long-term Investments:
Equity securities	$240	$153	$147
Note receivable from Boston Scientific, 4% interest	—	880	865
Other	62	100	62

Total	$302	$1,133	$1,074

        The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. requires Abbott to secure the judgment in the event that its appeal to the Federal Circuit court is unsuccessful in overturning the district court's decision. In 2010, Abbott deposited $1.87 billion with an escrow agent and considers these assets to be restricted.

        Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture as discussed in Note 11, a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income) expense, net, for 2010, 2009 and 2008 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture and a gain in 2008 on the sale of an equity investment accounted for as an available-for-sale investment. In addition, Abbott recorded a gain of approximately $94 million in connection with the dissolution of the TAP joint venture in 2008.

	2010	2009	2008
	(dollars in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$900	$641	$577
Accrued other rebates (a)	862	668	455
All other (b)	4,253	3,054	3,185

Total	$6,015	$4,363	$4,217

(a)
Accrued wholesaler chargeback rebates of $216, $217 and $210 at December 31, 2010, 2009 and 2008, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Supplemental Financial Information (Continued)

(b)
2010 includes acquisition consideration payable of $400 related to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

	2010	2009	2008
	(dollars in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,425	$2,394	$2,713
All other (c)	4,775	2,808	1,882

Total	$7,200	$5,202	$4,595

(c)
2010 includes acquisition consideration payable of $1,150 related to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

	2010	2009	2008
	(dollars in millions)
Comprehensive Income, net of tax:
Foreign currency (loss) gain translation adjustments	$(2,291)	$2,295	$(2,208)
Net actuarial (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(70) in 2010, $8 in 2009 and $638 in 2008	(59)	(260)	(987)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(4) in 2009 and $28 in 2008	—	7	(49)
Net adjustments for derivative instruments designated as cash flow hedges	129	(24)	(2)

Other comprehensive (loss) income	(2,221)	2,018	(3,246)
Net Earnings	4,626	5,746	4,881

Comprehensive Income	$2,405	$7,764	$1,635

	2010	2009	2008
	(dollars in millions)
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(744)	$(3,035)	$(740)
Net actuarial losses and prior service cost and credits	2,220	2,161	1,901
Cumulative unrealized (gains) on marketable equity securities	(24)	(24)	(17)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(85)	44	20

	2010	2009	2008
	(dollars in millions)
Supplemental Cash Flow Information:
Income taxes paid	$810	$635	$772
Interest paid	580	514	561

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Supplemental Financial Information (Continued)

        For the acquired Lupron business in 2008, as discussed in Note 11, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related to the intangible assets of approximately $260 million. Abbott also recorded a liability of approximately $1.1 billion relating to an agreement to remit cash to Takeda if certain research and development events are not achieved on the development assets retained by Takeda. Related deferred tax assets of approximately $410 million were also recorded. The sale of Abbott's equity interest in TAP resulted in the recording of net assets related to the Lupron business, primarily cash, receivables, inventory and other assets, net of accounts payable and other accrued liabilities, offset by a credit to Abbott's investment in TAP in the amount of approximately $280 million.

Note 3 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $1.3 billion, $2.0 billion and $129 million at December 31, 2010, 2009 and 2008, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2010 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months. The amount of hedge ineffectiveness was not significant in 2010, 2009 and 2008.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2010, 2009 and 2008, Abbott held $10.8 billion, $7.5 billion and $8.3 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $650 million, $575 million and $585 million as of December 31, 2010, 2009 and 2008, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $7.3 billion, $5.5 billion and $2.5 billion at December 31, 2010, 2009 and 2008, respectively, to manage its exposure to changes in the fair value of fixed-rate debt due 2011 through 2020. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2010, 2009 and 2008 for these hedges.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $40 million and $(1) million, respectively, at December 31, 2010; $42 million and $(3) million, respectively, at December 31, 2009 and $55 million and $(23) million, respectively, at December 31, 2008.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets				Fair Value — Liabilities
	2010	2009	2008	Balance Sheet Caption	2010	2009	2008	Balance Sheet Caption
	(dollars in millions)
Interest rate swaps designated as fair value hedges	$138	$80	$170	Deferred income taxes and other assets	$36	$218	$—	Post-employment obligations and other long-term liabilities
Interest rate swaps designated as fair value hedges	8	—	—	Other prepaid expenses and receivables	—	—	—	n/a
Foreign currency forward exchange contracts —
Hedging instruments	16	—	—	Other prepaid expenses	10	27	7	Other accrued liabilities
Others not designated as hedges	109	31	148	and receivables	120	87	93
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	—	n/a	650	575	585	Short-term borrowings

	$271	$111	$318		$816	$907	$685

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2010, 2009 and 2008 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2010	2009	2008	2010	2009	2008	Income Statement Caption
	(dollars in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$170	$(65)	$(7)	$63	$(64)	$(8)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(75)	15	(212)	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	248	(309)	195	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	155	(106)	292	Net foreign exchange (gain) loss

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2010		2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Long-term Investments:
Available-for-sale equity securities	$240	$240	$153	$153	$147	$147
Note receivable	—	—	880	925	865	824
Other	62	43	100	79	62	56
Total Long-term Debt	(14,568)	(15,723)	(11,477)	(12,304)	(9,754)	(10,458)
Foreign Currency Forward Exchange Contracts:
Receivable position	125	125	31	31	148	148
(Payable) position	(130)	(130)	(114)	(114)	(100)	(100)
Interest Rate Hedge Contracts:
Receivable position	146	146	80	80	170	170
(Payable) position	(36)	(36)	(218)	(218)	—	—

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
December 31, 2010:
Equity securities	$75	$75	$—	$—
Interest rate swap financial instruments	146	—	146	—
Foreign currency forward exchange contracts	125	—	125	—

Total Assets	$346	$75	$271	$—

Fair value of hedged long-term debt	$7,444	$—	$7,444	$—
Interest rate swap financial instruments	36	—	36	—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	365	—	—	365

Total Liabilities	$7,975	$—	$7,610	$365

December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—

Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—

Total Liabilities	$5,694	$—	$5,694	$—

December 31, 2008:
Equity and other securities	$144	$105	$10	$29
Interest rate swap financial instruments	170	—	170	—
Foreign currency forward exchange contracts	148	—	148	—

Total Assets	$462	$105	$328	$29

Fair value of hedged long-term debt	$2,670	$—	$2,670	$—
Foreign currency forward exchange contracts	100	—	100	—

Total Liabilities	$2,770	$—	$2,770	$—

        The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows: (dollars in millions)

	Defined Benefit Plans			Medical and Dental Plans
	2010	2009	2008	2010	2009	2008
Projected benefit obligations, January 1	$6,852	$5,541	$5,783	$1,705	$1,443	$1,514
Service cost — benefits earned during the year	288	221	233	60	45	43
Interest cost on projected benefit obligations	421	368	353	101	94	92
Losses (gains), primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	565	747	(278)	(153)	175	(158)
Benefits paid	(289)	(251)	(241)	(74)	(58)	(68)
Acquisition of Solvay's pharmaceuticals business	1,045	—	—	28	—	—
Other, primarily foreign currency translation	(276)	226	(309)	6	6	20

Projected benefit obligations, December 31	$8,606	$6,852	$5,541	$1,673	$1,705	$1,443

Plans' assets at fair value, January 1	$5,812	$3,997	$5,667	$341	$266	$307
Actual return on plans' assets	782	1,096	(1,568)	55	62	(106)
Company contributions	525	862	285	74	71	133
Benefits paid	(289)	(251)	(241)	(74)	(58)	(68)
Acquisition of Solvay's pharmaceuticals business	763	—	—	—	—	—
Other, primarily foreign currency translation	(142)	108	(146)	—	—	—

Plans' assets at fair value, December 31	$7,451	$5,812	$3,997	$396	$341	$266

Projected benefit obligations greater than plans' assets, December 31	$(1,155)	$(1,040)	$(1,544)	$(1,277)	$(1,364)	$(1,177)

Long-term assets	$27	$21	$16	$—	$—	$—
Short-term liabilities	(34)	(31)	(24)	—	—	—
Long-term liabilities	(1,148)	(1,030)	(1,536)	(1,277)	(1,364)	(1,177)

Net liability	$(1,155)	$(1,040)	$(1,544)	$(1,277)	$(1,364)	$(1,177)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$2,879	$2,699	$2,554	$713	$685	$587
Prior service cost (credits)	30	34	38	(406)	(184)	(206)

Total	$2,909	$2,733	$2,592	$307	$501	$381

        The projected benefit obligations for non-U.S. defined benefit plans was $3.0 billion, $2.0 billion and $1.3 billion at December 31, 2010, 2009 and 2008, respectively. The accumulated benefit obligations for all defined benefit plans was $7.5 billion, $5.8 billion and $4.7 billion at December 31, 2010, 2009 and 2008, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2010, 2009 and 2008, the aggregate accumulated benefit obligations were $2.0 billion, $1.5 billion and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

$4.2 billion, respectively; the projected benefit obligations were $2.2 billion, $1.8 billion and $4.8 billion, respectively; and the aggregate plan assets were $1.1 billion, $780 million and $3.3 billion, respectively.

	Defined Benefit Plans			Medical and Dental Plans
	2010	2009	2008	2010	2009	2008
	(dollars in millions)
Service cost — benefits earned during the year	$288	$221	$233	$60	$45	$43
Interest cost on projected benefit obligations	421	368	353	101	94	92
Expected return on plans' assets	(571)	(506)	(487)	(31)	(24)	(33)
Amortization of actuarial losses	136	52	34	38	30	29
Amortization of prior service cost (credits)	4	4	4	(22)	(22)	(21)

Total cost	$278	$139	$137	$146	$123	$110

        Other comprehensive income (loss) for 2010 includes amortization of actuarial losses and prior service cost of $136 million and $4 million, respectively, and net actuarial losses of $305 million for defined benefit plans and amortization of actuarial losses and prior service credits of $38 million and $22 million, respectively, and net actuarial gains of $177 million for medical and dental plans. Other comprehensive income (loss) for 2009 includes amortization of actuarial losses and prior service cost of $52 million and $4 million, respectively, and net actuarial losses of $197 million for defined benefit plans and amortization of actuarial losses and prior service credits of $30 million and $22 million, respectively, and net actuarial losses of $128 million for medical and dental plans. Other comprehensive income (loss) for 2008 includes amortization of actuarial losses and prior service cost of $34 million and $4 million, respectively, and net actuarial losses of $1.6 billion for defined benefit plans and amortization of actuarial losses and prior service credits of $29 million and $21 million, respectively, and net actuarial gains of $19 million for medical and dental plans. The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2010 that is expected to be recognized in the net periodic benefit cost in 2011 is $174 million and $4 million, respectively, for defined benefit pension plans and $43 million and $(41) million, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2010	2009	2008
Discount rate	5.4%	5.8%	6.7%
Expected aggregate average long-term change in compensation	5.1%	5.2%	4.3%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2010	2009	2008
Discount rate	5.8%	6.7%	6.2%
Expected return on plan assets	7.8%	8.2%	8.4%
Expected aggregate average long-term change in compensation	4.9%	4.3%	4.2%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2010	2009	2008
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2016	2016	2012

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2010, by $240 million /$(194) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $30 million /$(23) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

        The following table summarizes the bases used to measure defined benefit plans' assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
December 31, 2010:
Equities:
U.S. large cap (a)	$1,523	$1,499	$24	$—
U.S. mid cap (b)	437	162	275	—
International (c)	1,552	758	794	—
Fixed income securities:
U.S. government securities (d)	793	355	438	—
Corporate debt instruments (e)	524	237	286	1
Non-U.S. government securities (f)	758	172	586	—
Other (g)	40	20	19	1
Absolute return funds (h)	1,426	258	582	586
Commodities (i)	242	5	234	3
Other (j)	156	156	—	—

	$7,451	$3,622	$3,238	$591

December 31, 2009:
Equities:
U.S. large cap (a)	$1,267	$1,247	$20	$—
U.S. mid cap (b)	339	105	234	—
International (c)	1,186	455	731	—
Fixed income securities:
U.S. government securities (d)	753	321	430	2
Corporate debt instruments (e)	478	203	272	3
Non-U.S. government securities (f)	346	163	183	—
Other (g)	46	21	23	2
Absolute return funds (h)	1,296	237	536	523
Other (j)	101	74	27	—

	$5,812	$2,826	$2,456	$530

(a)
A mix of index funds that track the S&P 500 (45 percent in 2010 and 40 percent in 2009) and separate actively managed equity accounts that are benchmarked to the Russell 1000 (55 percent in 2010 and 60 percent in 2009).

(b)
A mix of index funds (75 percent) and separate actively managed equity accounts (25 percent) that track or are benchmarked to the S&P 400 midcap index.

(c)
Primarily separate actively managed pooled investment accounts that are benchmarked to the MSCI and MSCI emerging market indices.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

(d)
Index funds not actively managed (45 percent in 2010 and 75 percent in 2009) and separate actively managed accounts (55 percent in 2010 and 25 percent in 2009).

(e)
Index funds not actively managed (15 percent in 2010 and 75 percent in 2009) and separate actively managed accounts (85 percent in 2010 and 25 percent in 2009).

(f)
Primarily United Kingdom, Japan and Irish government-issued bonds.

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

(i)
Primarily investments in liquid commodity future contracts.

(j)
Primarily cash and cash equivalents.

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors. Absolute return funds and commodities are valued at the NAV provided by the fund administrator.

        The following table summarizes the change in the value of assets that are measured using significant unobservable inputs: (dollars in millions)

	2010	2009
January 1	$530	$303
Transfers (out of) in from other categories	(37)	3
Actual return on plan assets:
Assets on hand at year end	41	99
Assets sold during the year	(2)	(5)
Purchases, sales and settlements, net	59	130

December 31	$591	$530

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans' assets. Abbott's medical and dental plans' assets are invested in a similar mix as the pension plan assets.

        The plans' expected return on assets, as shown above, is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $525 million in 2010, $862 million in 2009 and $285 million in 2008 to defined pension plans. Abbott expects pension funding for its main domestic pension plan of $200 million annually.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows: (dollars in millions)

	Defined Benefit Plans	Medical and Dental Plans
2011	$301	$81
2012	306	85
2013	318	87
2014	331	93
2015	350	99
2016 to 2020	2,071	595

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $147 million in 2010, $137 million in 2009 and $129 million in 2008.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 5 — Taxes on Earnings

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $26.8 billion at December 31, 2010. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2005 are settled, and the income tax returns for years after 2005 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Taxes on Earnings (Continued)

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows: (dollars in millions)

	2010	2009	2008
Earnings From Continuing Operations Before Taxes:
Domestic	$(275)	$1,502	$(81)
Foreign	5,988	5,692	5,937

Total	$5,713	$7,194	$5,856

	2010	2009	2008
Taxes on Earnings From Continuing Operations:
Current:
U.S. Federal, State and Possessions	$1,462	$194	$1,188
Foreign	835	521	782

Total current	2,297	715	1,970

Deferred:
Domestic	(1,068)	905	(845)
Foreign	(142)	(172)	(3)

Total deferred	(1,210)	733	(848)

Total	$1,087	$1,448	$1,122

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2010	2009	2008
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower foreign tax rates and tax exemptions	(19.4)	(16.4)	(16.7)
State taxes, net of federal benefit	0.4	1.0	0.2
Adjustments primarily related to resolution of prior years' accrual requirements	—	—	(0.5)
Domestic dividend exclusion	—	—	(0.6)
All other, net	3.0	0.5	1.8

Effective tax rate on earnings from continuing operations	19.0%	20.1%	19.2%

        As of December 31, 2010, 2009 and 2008, total deferred tax assets were $6.1 billion, $4.4 billion and $5.4 billion, respectively, and total deferred tax liabilities were $3.0 billion, $1.8 billion and $1.4 billion, respectively. Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. Valuation allowances for

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Taxes on Earnings (Continued)

recorded deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows: (dollars in millions)

	2010	2009	2008
Compensation and employee benefits	$1,327	$1,332	$1,496
Trade receivable reserves	525	369	434
Inventory reserves	293	251	261
Deferred intercompany profit	255	232	248
State income taxes	233	187	137
Depreciation	(64)	(93)	(64)
Acquired in-process research and development and other accruals and reserves not currently deductible	3,401	1,889	2,771
Other, primarily the excess of book basis over tax basis of intangible assets	(2,905)	(1,593)	(1,293)

Total	$3,065	$2,574	$3,990

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. (dollars in millions)

	2010	2009	2008
January 1	$2,172	$1,523	$1,126
Increase due to current year tax positions	635	544	385
Increase due to prior year tax positions	171	234	418
Decrease due to current year tax positions	—	—	(25)
Decrease due to prior year tax positions	(94)	(90)	(240)
Settlements	(160)	(39)	(121)
Lapse of statute	—	—	(20)

December 31	$2,724	$2,172	$1,523

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $2.5 billion. Although it is reasonably possible that a change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range of change due to the uncertainty of the potential outcomes.

Note 6 — Segment and Geographic Area Information

        Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott's reportable segments are as follows:

        Pharmaceutical Products —  Worldwide sales of a broad line of pharmaceuticals. For segment reporting purposes, four pharmaceutical divisions are aggregated and reported as the Pharmaceutical Products segment.

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

	Net Sales to External Customers (a)			Operating and Earnings (a)			Depreciation and Amortization			Additions to Long-term Asset			Total Assets
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Pharmaceuticals (b)	$19,894	$16,486	$16,708	$7,408	$6,443	$6,331	$993	$384	$323	$10,631	$239	$831	$22,816	$11,215	$10,356
Nutritionals	5,532	5,284	4,924	777	910	859	177	157	135	163	173	281	3,244	3,368	3,220
Diagnostics	3,794	3,578	3,575	559	406	375	244	282	312	319	453	270	3,462	3,688	3,218
Vascular (b)	3,194	2,692	2,241	910	557	205	252	238	240	528	611	489	5,390	5,403	4,822

Total Reportable Segments	32,414	28,040	27,448	$9,654	$8,316	$7,770	$1,666	$1,061	$1,010	$11,641	$1,476	$1,871	$34,912	$23,674	$21,616

Other	2,753	2,725	2,080

Net Sales	$35,167	$30,765	$29,528

(a)
Net sales and operating earnings were favorably affected by the relatively weaker U.S. dollar in 2010 and 2008 and for 2009 were unfavorably affected by the relatively stronger U.S. dollar.

(b)
Additions to long-term assets in 2010 for the Pharmaceutical Products segment include goodwill of $3,249 and intangibles of $7,261. Additions to long-term assets in 2010 and 2009 for the Vascular Products segment include goodwill of $310 and $158, respectively, and intangibles of $129 and $373,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

  respectively. Additions to long-term assets in 2008 for the Pharmaceutical Products segment includes acquired intangible assets of $700 and for the Vascular Products segment includes goodwill of $321.

	2010	2009	2008
	(dollars in millions)
Total Reportable Segment Operating Earnings	$9,654	$8,316	$7,770
Corporate functions and benefit plans costs	(558)	(354)	(377)
Non-reportable segments	69	209	133
Net interest expense	(448)	(382)	(327)
Acquired in-process research and development	(313)	(170)	(97)
Share-based compensation	(387)	(366)	(347)
Other, net (c)	(2,304)	(59)	(899)

Consolidated Earnings from Continuing Operations Before Taxes	$5,713	$7,194	$5,856

(c)
Other, net, for 2010 includes charges of $881 for integration, restructuring and other costs associated with the acquisitions of Solvay and Piramal and $189 for the impairment of the intangible asset related to sibutramine. Other, net, for 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture and a $287 gain from a patent litigation settlement.

	2010	2009	2008
	(dollars in millions)
Total Reportable Segment Assets	$34,912	$23,674	$21,616
Cash, investments and restricted funds	7,626	11,065	6,153
Current deferred income taxes	3,076	2,364	2,463
Non-reportable segments	5,385	5,371	1,094
All other, net, primarily goodwill and intangible assets not allocated to reportable segments	8,463	9,943	11,093

Total Assets	$59,462	$52,417	$42,419

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (d)			Long-term Assets
	2010	2009	2008	2010	2009	2008
	(dollars in millions)
United States	$15,194	$14,453	$14,495	$16,769	$14,886	$14,271
Japan	2,025	1,590	1,249	1,172	1,161	1,046
Germany	1,846	1,481	1,381	5,950	6,914	5,833
The Netherlands	2,001	1,801	1,753	312	365	175
Italy	1,144	1,172	1,089	242	274	248
Canada	1,036	902	924	224	166	131
France	1,216	959	977	87	106	114
Spain	1,066	970	909	291	342	284
United Kingdom	888	779	725	1,272	1,095	1,008
All Other Countries	8,751	6,658	6,026	10,826	3,794	2,267

Consolidated	$35,167	$30,765	$29,528	$37,145	$29,103	$25,377

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

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $75 million to $115 million. The recorded reserve balance at December 31, 2010 for these proceedings and exposures was approximately $95 million. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Litigation and Environmental Matters (Continued)

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except for the patent case discussed in the second paragraph of this footnote, the resolution of which could be material to cash flows or results of operations.

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

Note 8 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, replacement stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2010, Abbott granted 1,597,276 stock options, 589,970 replacement stock options, 1,850,892 restricted stock awards and 6,099,307 restricted stock units under this program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Options granted before January 1, 2005 included a replacement feature. Except for options outstanding that have a replacement feature, options granted after December 31, 2004 do not include a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option may be granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At December 31, 2010, approximately 200 million shares were reserved for future grants. Subsequent to year-end, the reserve was reduced by approximately 24 million shares for stock options and restricted stock awards and units granted by the Board of Directors.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2009 and December 31, 2010 was 8,703,247 and $53.64 and 12,449,413 and $54.02, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2010 were 7,950,199 and $54.15, 3,781,223 and $53.50

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Incentive Stock Program (Continued)

and 422,810 and $53.43, respectively. The fair market value of restricted stock awards and units vested in 2010, 2009 and 2008 was $203 million, $81 million and $76 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2009	118,860,121	$50.09	5.7	98,251,406	$49.16	5.2

Granted	2,187,246	56.38
Exercised	(8,086,101)	43.61
Lapsed	(3,039,578)	58.23

December 31, 2010	109,921,688	$50.46	4.9	100,739,252	$50.06	4.6

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 was $194 million and $193 million, respectively. The total intrinsic value of options exercised in 2010, 2009 and 2008 was $77 million, $129 million and $314 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2010 amounted to approximately $270 million which is expected to be recognized over the next three years.

        Total non-cash compensation expense charged against income in 2010, 2009 and 2008 for share-based plans totaled approximately $385 million, $365 million and $350 million, respectively, and the tax benefit recognized was approximately $119 million, $118 million and $117 million, respectively. Compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2010, 2009 and 2008 was $9.24, $9.28 and $11.42, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2010	2009	2008
Risk-free interest rate	2.9%	2.7%	3.0%
Average life of options (years)	6.0	6.0	6.0
Volatility	22.0%	22.0%	24.0%
Dividend yield	3.2%	3.0%	2.6%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (dollars in millions)

	2010	2009	2008
1.51% Yen notes, due 2010	$—	$—	$157
3.75% Notes, due 2011	—	500	500
5.6% Notes, due 2011	—	1,500	1,500
5.15% Notes, due 2012	1,000	1,000	1,000
4.35% Notes, due 2014	500	500	500
2.7% Notes, due 2015	750	—	—
5.875% Notes, due 2016	2,000	2,000	2,000
5.6% Notes, due 2017	1,500	1,500	1,500
5.125% Notes, due 2019	2,000	2,000	—
4.125% Notes, due 2020	1,000	—	—
6.15% Notes, due 2037	1,000	1,000	1,000
6.0% Notes, due 2039	1,000	1,000	—
5.3% Notes, due 2040	1,250	—	—
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	524	266	556

Total, net of current maturities	12,524	11,266	8,713
Current maturities of long-term debt	2,045	211	1,041

Total carrying amount	$14,569	$11,477	$9,754

        Principal payments required on long-term debt outstanding at December 31, 2010, are $2.0 billion in 2011, $1.0 billion in 2012, $301 million in 2013, $500 million in 2014, $750 million in 2015 and $9.8 billion thereafter.

        At December 31, 2010, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted-average interest rate on short-term borrowings was 0.4% at December 31, 2010, 0.2% at December 31, 2009 and 0.5% at December 31, 2008.

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

        On September 8, 2010, Abbott acquired Piramal Healthcare Limited's Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014. Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date. The acquisition was financed with current cash. The preliminary allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill. Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and will be amortized over an average of 19 years. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In February 2010, Abbott acquired Solvay's pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013. Contingent consideration of approximately $290 million was recorded based on a preliminary valuation. The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott's presence in key global emerging markets. Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date. Net sales for the acquired operations for 2010 were approximately $3.1 billion. Pretax loss of the acquired operations, including acquisition, integration and restructuring expenses, for 2010 was approximately $395 million. The acquisition was funded with current cash and short-term investments. The preliminary allocation of the fair value of the acquisition is shown in the table below (in billions of dollars). The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

Goodwill, non-deductible	$2.2
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.7
Deferred income taxes recorded at acquisition	(1.1)

Total preliminary allocation of fair value	$6.4

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years). Acquired in-process research and development is accounted for as indefinite lived intangible assets until regulatory approval or discontinuation. The net tangible assets acquired consist primarily of trade accounts receivable of approximately $675 million, inventory of approximately $390 million, property and equipment of approximately $725 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

        The following unaudited pro forma financial information reflects the consolidated results of operations of Abbott as if the acquisition of Solvay Pharmaceuticals had taken place on January 1, 2010 and January 1, 2009. The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition, integration and restructuring expenses. The pro forma financial information is not necessarily indicative of the results of

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

operations as they would have been had the transaction been effected on the assumed date. (in billions of dollars, except per share amounts)

	2010	2009
Net sales	$35.8	$34.2
Net earnings	4.6	5.2
Diluted earnings per common share	2.96	3.36

        In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

        In April 2010, Abbott acquired the outstanding shares of Facet Biotech Corporation for approximately $430 million, in cash, net of cash held by Facet. The acquisition enhances Abbott's early- and mid-stage pharmaceutical pipeline, including a biologic for multiple sclerosis and compounds that complement Abbott's oncology program. A substantial portion of the fair value of the acquisition has been allocated to acquired in-process research and development that is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Business Combinations, Technology Acquisitions and Related Transactions (Continued)

        In October 2009, Abbott acquired 100 percent of Visiogen, Inc. for $400 million, in cash, providing Abbott with a next-generation accommodating intraocular lens (IOL) technology to address presbyopia for cataract patients. The allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $200 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $24 million and goodwill of approximately $200 million.

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $140 million, non-deductible acquired in-process research and development of approximately $220 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $100 million and deferred income taxes of approximately $110 million. Acquired intangible assets consist of developed technology and will be amortized over 11 years.

        In January 2009, Abbott acquired Ibis Biosciences, Inc. (Ibis) for $175 million, in cash, to expand Abbott's position in molecular diagnostics for infectious disease. Including a $40 million investment in Ibis in 2008, Abbott has acquired 100 percent of the outstanding shares of Ibis. A substantial portion of the fair value of the acquisition has been allocated to goodwill and amortizable intangible assets, and acquired in-process research and development which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation. The investment in Ibis in 2008 resulted in a charge to acquired in-process research and development. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $33 million of income, which is reported as Other (income) expense, net.

        Except for the acquisition of Solvay Pharmaceuticals, had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

        In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease resulting in a charge to acquired in-process research and development of $238 million. In addition, Abbott acquired an equity interest of approximately $62 million. An additional equity interest and additional milestone payments could be required upon the achievement of certain development and regulatory milestones. In 2010, Abbott also entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million. Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones.

        In 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million, in cash, resulting in a charge to acquired in-process research and development.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Conclusion of TAP Pharmaceutical Products Inc. Joint Venture and Sale of Abbott's Spine Business

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

        Beginning on May 1, 2008, Abbott began recording U.S. Lupron net sales and costs in its operating results and no longer records income from the TAP joint venture. TAP's sales of Lupron were $182 million for the four months ended April 30, 2008. Abbott also receives payments based on specified development, approval and commercial events being achieved with respect to products retained by Takeda and payments from Takeda based on sales of products retained by Takeda, which are recorded by Abbott as Other (income) expense, net when the specified event is achieved or as the applicable sales are made.

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

        For the acquired Lupron business, Abbott recorded intangible assets, primarily Lupron product rights, of approximately $700 million, goodwill of approximately $350 million and deferred tax liabilities related primarily to the intangible assets of approximately $260 million. The intangible assets are being amortized over 15 years. Abbott agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda. These amounts were recorded as a liability at closing in the amount of approximately $1.1 billion. Related deferred tax assets of approximately $410 million were also recorded. Of the $1.1 billion, Abbott made tax-deductible payments of $36 million, $83 million and $200 million in 2010, 2009 and 2008. In 2009 events occurred resulting in the remaining payments not being required and the remaining liability in the amount of $797 million was derecognized and recorded as income in Other (income) expense, net.

        In 2008, Abbott sold its spine business for approximately $360 million in cash, resulting in an after-tax gain of approximately $147 million which is presented as Gain on sale of discontinued operations, net of taxes, in the accompanying statement of income. The operations and financial position of the spine business are not presented as discontinued operations because the effects would not be significant.

Note 12 — Goodwill and Intangible Assets

        Abbott recorded goodwill of approximately $3.4 billion in 2010 related to the acquisitions of Solvay's pharmaceuticals business, Piramal Healthcare Limited's Healthcare Solutions business, Facet Biotech and STARLIMS Technologies. Goodwill related to the Solvay, Piramal and Facet acquisitions was allocated to the Pharmaceutical Products segment. In addition, in 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill in the Vascular Products segment. Abbott recorded goodwill of approximately $2.2 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc., Ibis Biosciences, Inc., Visiogen, Inc. and Evalve, Inc. Goodwill of approximately $120 million related to the Ibis acquisition was allocated to the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Goodwill and Intangible Assets (Continued)

Diagnostic Products segment and goodwill of approximately $160 million related to the Evalve acquisition was allocated to the Vascular Products segment. In connection with the dissolution of the TAP Pharmaceutical Products Inc. (TAP) joint venture in 2008, Abbott recorded approximately $350 million of goodwill related to the Pharmaceutical Products segment. In 2008, Abbott paid $250 million to Boston Scientific as a result of the FDA's approval to market the Xience V drug-eluting stent in the U.S., resulting in an increase in goodwill in the Vascular Products segment. Foreign currency translation and other adjustments (decreased) increased goodwill in 2010, 2009 and 2008 by $(879) million, $997 million and $(677) million, respectively. The amount of goodwill related to reportable segments at December 31, 2010 was $9.4 billion for the Pharmaceutical Products segment, $208 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment, and $2.6 billion for the Vascular Products segment. Goodwill was reduced by approximately $64 million in connection with the sale of Abbott's spine business in 2008. There were no other significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $17.3 billion, $10.8 billion and $9.4 billion as of December 31, 2010, 2009 and 2008, respectively, and accumulated amortization was $6.5 billion, $5.1 billion and $4.2 billion as of December 31, 2010, 2009 and 2008, respectively. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $1.4 billion and $610 million at December 31, 2010 and 2009, respectively. The estimated annual amortization expense for intangible assets recorded at December 31, 2010 is approximately $1.6 billion in 2011, $1.3 billion in 2012, $1.1 billion in 2013, $895 million in 2014 and $790 million in 2015. Amortizable intangible assets are amortized over 2 to 30 years (average 12 years).

Note 13 — Restructuring Plans

        In 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay's pharmaceuticals business. This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. Action plans have been identified and most are expected to be implemented within the next two years. This plan will result in pretax charges of approximately $810 million to $970 million over the life of the plan. These charges include employee-related costs of approximately $650 million, accelerated depreciation and asset write-downs of approximately $105 million, and other related exit costs of up to approximately $215 million, mainly related to discontinuation of certain research and development programs and product transfers. Under this plan, Abbott recorded charges to Cost of products sold, Research and development and Selling, general and administrative of approximately $99 million, $152 million and $272 million, respectively. Additional charges of $12 million were subsequently recorded primarily for accelerated depreciation. The following summarizes the activity for this restructuring: (dollars in millions)

2010 restructuring charge	$523
Payments, impairments and other adjustments	(113)

Accrued balance at December 31, 2010	$410

        In 2010 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Restructuring Plans (Continued)

and development operations in order to reduce costs. In 2010, 2009 and 2008, Abbott recorded charges of approximately $56 million, $114 million and $36 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $56 million in 2010 is classified as Cost of products sold and $114 million and $36 million in 2009 and 2008, respectively, are classified as Selling, general and administrative. An additional $13 million, $47 million and $81 million were subsequently recorded in 2010, 2009 and 2008, respectively, relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2008	$194
2008 restructuring charges	36
Payments, impairments and other adjustments	(125)

Accrued balance at December 31, 2008	105
2009 restructuring charges	114
Payments, impairments and other adjustments	(74)

Accrued balance at December 31, 2009	145
2010 restructuring charges	56
Payments and other adjustments	(124)

Accrued balance at December 31, 2010	$77

        In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2008, Abbott recorded a charge to Cost of products sold of approximately $129 million under the plan. Additional charges of approximately $60 million, $54 million and $16 million were recorded in 2010, 2009 and 2008, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

2008 restructuring charge	$129
Payments and other adjustments	(19)

Accrued balance at December 31, 2008	110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	98
Payments and other adjustments	(10)

Accrued balance at December 31, 2010	$88

Note 14 — Subsequent Event

        In January 2011, Abbott management approved a restructuring plan to streamline manufacturing and commercial operations, improve efficiencies and reduce costs in the pharmaceutical business. This plan will result in pre-tax charges of approximately $295 million over the next several years based on the timing of events, including product transfers. Approximately $165 million of the charges are forecast to occur in 2011, with about $140 million projected in the first quarter of 2011.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Quarterly Results (Unaudited)

(dollars in millions except per share data)

	2010	2009	2008
First Quarter
Net Sales	$7,698.4	$6,718.4	$6,765.6
Gross Profit	4,363.2	3,782.4	3,804.5
Net Earnings	1,003.0	1,438.6	937.9
Basic Earnings Per Common Share (a)	.65	.93	.61
Diluted Earnings Per Common Share (a)	.64	.92	.60
Market Price Per Share — High	56.79	57.39	61.09
Market Price Per Share — Low	52.21	44.10	50.09
Second Quarter
Net Sales	$8,826.0	$7,494.9	$7,314.0
Gross Profit	5,282.1	4,365.9	4,194.4
Net Earnings	1,291.7	1,288.1	1,322.0
Basic Earnings Per Common Share (a)	.83	.83	.86
Diluted Earnings Per Common Share (a)	.83	.83	.85
Market Price Per Share — High	53.25	48.37	57.04
Market Price Per Share — Low	45.26	41.27	50.09
Third Quarter
Net Sales	$8,674.5	$7,761.3	$7,497.7
Gross Profit	4,933.4	4,401.2	4,144.8
Net Earnings	890.7	1,480.4	1,084.6
Basic Earnings Per Common Share (a)	.58	.95	.70
Diluted Earnings Per Common Share (a)	.57	.95	.69
Market Price Per Share — High	52.86	49.69	60.78
Market Price Per Share — Low	44.59	43.45	52.63
Fourth Quarter
Net Sales	$9,967.8	$8,790.1	$7,950.3
Gross Profit	5,922.8	5,005.9	4,771.9
Net Earnings	1,440.8	1,538.7	1,536.2
Basic Earnings Per Common Share (a)	.93	.99	.99
Diluted Earnings Per Common Share (a)	.92	.98	.98
Market Price Per Share — High	53.75	54.97	59.93
Market Price Per Share — Low	46.03	48.41	45.75
(a)
The sum of the quarters' basic earnings per share for 2010 and 2009 and diluted earnings per share for 2009 do not add to the full year earnings per share amounts due to rounding.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the 2010 acquisitions of Solvay's pharmaceuticals business and Piramal Healthcare Limited's Healthcare Solutions business which accounted for approximately 20 percent of consolidated total assets and 9 percent of consolidated net sales as of and for the year ended December 31, 2010. Based on our assessment, we believe that, as of December 31, 2010, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 87.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 18, 2011

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2010, 2009, and 2008, and the related consolidated statements of earnings, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, 2009, and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 10 to the consolidated financial statements, the Company adopted the provisions of a new accounting standard relating to business combinations in 2009.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2011

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management Report on Internal Control Over Financial Reporting, management excluded from its assessment the 2010 acquisitions of Solvay's pharmaceuticals business and Piramal Healthcare Limited's Healthcare Solutions business which accounted for approximately 20 percent of consolidated total assets and 9 percent of consolidated net sales as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Solvay's pharmaceuticals business or Piramal Healthcare Limited's Healthcare Solutions business. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2010 and our report dated February 18, 2011 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company's adoption of a new accounting standard in 2009.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2011

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 85 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 87 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2010, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Nominees for Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2011 Abbott Laboratories Proxy Statement. The 2011 Proxy Statement will be filed on or about March 15, 2011. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 21 through 24 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2011 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2011 Proxy Statement will be filed on or about March 15, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[1]	109,921,688	$50.46	208,928,115
Equity compensation plans not approved by security holders	0	$—	0
Total[1]	109,921,688	$50.46	208,928,115

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

  (iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended; AMO's 2004 Stock Incentive Plan, as amended and restated; the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan; the VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated; the VISX, Incorporated 1995 Stock Plan, as amended; the VISX, Incorporated 2000 Stock Plan; and the VISX, Incorporated 2001 Nonstatutory Stock Option Plan. As of December 31, 2010, 2,195,856 options remained outstanding under the plans. These options have a weighted average purchase price of $67.68. No further awards will be granted under the plans.

        For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, the Abbott Laboratories 2009 Incentive Stock Program, and the Abbott Laboratories 2009 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 8 entitled "Incentive Stock Program" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

(b)
Information Concerning Security Ownership. Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2011 Proxy Statement. The 2011 Proxy Statement will be filed on or about March 15, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2011 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2011 Proxy Statement will be filed on or about March 15, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2011 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2011 Proxy Statement will be filed on or about March 15, 2011.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 49 hereof, for a list of financial statements.

(2)
Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	95
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	96
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 97 through 105 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 97 through 105).

(c)
Financial Statement Schedule filed (page 95).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 18, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 18, 2011 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories	/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories
/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories	/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories

/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories	/s/ DAVID A. L. OWEN David A. L. Owen Director of Abbott Laboratories
/s/ ROY S. ROBERTS Roy S. Roberts Director of Abbott Laboratories	/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories
/s/ WILLIAM D. SMITHBURG William D. Smithburg Director of Abbott Laboratories	/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(in thousands of dollars)

Allowances for Doubtful Accounts	Balance at Beginning of Year	Provisions/ Charges to Income		Amounts Charged Off Net of Recoveries	Balance at End of Year
2010	$311,546	$93,086	(1)	$(16,068)	$388,564
2009	263,632	75,703		(27,789)	311,546
2008	258,288	20,057		(14,713)	263,632

(1)
Includes increases in the allowance due to business acquisitions of $64,862.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of and for the years ended December 31, 2010, 2009, and 2008, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated February 18, 2011, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's adoption of a new accounting standard in 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 18, 2011

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2010

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

2.2

*Amendment No. 1, dated February 15, 2010, to Stock and Asset Purchase Agreement among Solvay SA and the other Sellers (as defined in the Agreement) and Abbott Laboratories and the other Buyers (as defined in the Agreement), dated as of September 26, 2009, filed as Exhibit 2.2 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2010.

2.3

*Business Transfer Agreement, dated May 21, 2010, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal and certain shareholders of Piramal, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated May 21, 2010.

2.4

*Amendment No. 1 to Business Transfer Agreement, dated September 8, 2010, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal Healthcare Limited ("Piramal") and certain shareholders of Piramal, filed as Exhibit 2.2 to the Abbott Laboratories Current Report on Form 8-K filed September 8, 2010.

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective as of January 7, 2011, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated January 13, 2011.
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

4.3	*Form of 3.5% Note, filed as Exhibit 4.29 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.4	*Actions of Authorized Officers with Respect to Abbott's 3.5% Notes, filed as Exhibit 4.30 to the 2003 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
4.5	*Officers' Certificate and Company Order with respect to Abbott's 3.5% Notes, filed as Exhibit 4.31 to the 2003 Abbott Laboratories Annual Report on Form 10-K.
4.6	*Form of 3.75% Note, filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.7	*Form of 4.35% Note, filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.8	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.9	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.10	*Form of 5.600% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.11	*Form of 5.875% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.12	*Actions of the Authorized Officers with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.13	*Officers' Certificate and Company Order with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 4.25 to the 2006 Abbott Laboratories Report on Form 10-K.
4.14	*Form of $1,000,000,000 5.150% Note due 2012, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.15	*Form of $1,500,000,000 5.600% Note due 2017, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.16	*Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.17

*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.18	*Form of $2,000,000,000 5.125% Note due 2019, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.19	*Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.20

*Actions of the Authorized Officers with respect to Abbott's 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.21	*Form of 2015 Note, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

10-K Exhibit Table Item No.
4.22	*Form of 2020 Note, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.23	*Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.24	*Actions of the Authorized Officers with respect to Abbott's 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended effective January 1, 2008, filed as Exhibit 4.1 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2009 Abbott Laboratories Annual Report on Form 10-K.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2009 Abbott Laboratories Annual Report on Form 10-K.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2009 Abbott Laboratories Annual Report on Form 10-K.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended effective January 1, 2008, filed as Exhibit 10.7 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2009 Abbott Laboratories Annual Report on Form 10-K.**
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	*Abbott Laboratories 2009 Incentive Stock Program, filed as Exhibit B to the Abbott Laboratories Definitive Proxy Statement on Schedule 14A dated March 13, 2009.**
10.10	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2009 Abbott Laboratories Annual Report on Form 10-K.**
10.11

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.12

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10-K Exhibit Table Item No.
10.13

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.14

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.15

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.16

*Form of Employee Stock Option Agreement for a Replacement Stock Option under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.17

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.18

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.19

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated August 20, 2004.**

10.20

*Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**

10.21

*Form of Employee Stock Option Agreement for a Non-Qualified Stock Option granted with an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.22

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.23

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.24

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10-K Exhibit Table Item No.
10.25

*Form of Employee Restricted Stock Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.26

*Form of Employee Restricted Stock Unit Agreement under the Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.27

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.28

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.29

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.30

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.31

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.32

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.49 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.33

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 11 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.50 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.34

*Form of Performance Restricted Stock Unit Agreement for an award of performance restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.51 to the 2006 Abbott Laboratories Report on Form 10-K.**

10.35

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 16, 2007, filed as Exhibit 10.52 to the 2006 Abbott Laboratories Report on Form 10-K.**

10-K Exhibit Table Item No.
10.36

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under Section 10 of the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.1 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.37

*Form of Performance Restricted Stock Agreement for an award of performance restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.38

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.39

*Form of Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.40

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (ratable vesting), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.41

*Form of Restricted Stock Agreement for an award of restricted stock under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009 (cliff vesting), filed as Exhibit 10.6 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.42

*Form of Restricted Stock Unit Agreement for an award of restricted stock units under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.43

*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

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
10.58

*Abbott Laboratories Europe Work Contract, dated February 28, 2010, between Abbott Laboratories SA and Mr. Olivier Bohuon, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.**

10.59

*Employment and Retention Agreement, dated as of January 11, 2009, by and among James V. Mazzo, Abbott and the Purchaser, filed as Exhibit 10.3 to the Advanced Medical Optics, Inc. Current Report on Form 8-K dated January 13, 2009.**

10.60	*Transaction Agreement between Boston Scientific Corporation and Abbott Laboratories, dated as of January 8, 2006, filed as Exhibit 10.28 to the 2005 Abbott Laboratories Annual Report on Form 10-K.
10.61

*Amendment No. 1 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.29 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.62

*Amendment No. 2 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.30 to the 2005 Abbott Laboratories Annual Report on Form 10-K.

10.63

*Amendment No. 3 to Transaction Agreement, dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10-K Exhibit Table Item No.
10.64

*Amendment No. 4 to Transaction Agreement, dated as of April 5, 2006, between Boston Scientific Corporation and Abbott Laboratories, filed as Exhibit 10.2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.65

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

10.69

*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10.70

*Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.71

*First Amendment to Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, filed as Exhibit 4.4 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.72	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.73	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.74	*VISX, Incorporated 2001 Nonstatutory Stock Option Plan, filed as Exhibit 4.7 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.75	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.76	*VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated, filed as Exhibit 4.9 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.77	*VISX, Incorporated 1995 Stock Plan, as amended, filed as Exhibit 4.10 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.

10-K Exhibit Table Item No.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 18, 2011, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Investment; and (iv) the notes to the consolidated financial statements.

        The 2011 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 15, 2011.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.