Form 10-Q
period 2011-03-31
ABBOTT LABORATORIES
filed 2011-05-06
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, Abbott Laboratories had 1,554,282,988 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2011	2010
Net Sales	$9,040,850	$7,698,354

Cost of products sold	3,858,983	3,335,104
Research and development	930,400	730,367
Acquired in-process research and development	100,000	—
Selling, general and administrative	2,850,318	2,162,400
Total Operating Cost and Expenses	7,739,701	6,227,871

Operating Earnings	1,301,149	1,470,483

Interest expense	145,587	118,201
Interest (income)	(21,716)	(29,531)
Net foreign exchange loss (gain)	(32,366)	70,019
Other (income) expense, net	140,858	(10,413)
Earnings Before Taxes	1,068,786	1,322,207
Taxes on Earnings	204,968	319,192
Net Earnings	$863,818	$1,003,015

Basic Earnings Per Common Share	$0.56	$0.65
Diluted Earnings Per Common Share	$0.55	$0.64

Cash Dividends Declared Per Common Share	$0.48	$0.44

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,551,755	1,547,815
Dilutive Common Stock Options and Awards	6,886	13,508
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,558,641	1,561,323

Outstanding Common Stock Options Having No Dilutive Effect	63,202	29,403

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2011	2010
Cash Flow From (Used in) Operating Activities:
Net earnings	$863,818	$1,003,015
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	354,120	287,249
Amortization of intangibles	391,547	275,252
Share-based compensation	175,808	173,866
Acquired in-process research and development	100,000	—
Trade receivables	298,953	291,638
Inventories	44,784	(49,631)
Other, net	(217,884)	(458,637)
Net Cash From Operating Activities	2,011,146	1,522,752

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(391,813)	(245,143)
Acquisitions of businesses, net of cash acquired	—	(6,415,648)
(Purchases of) proceeds from sales of investment securities, net	(1,917,221)	874,139
Deposit of restricted funds	—	(1,870,000)
Other	7,804	(2,108)
Net Cash (Used in) Investing Activities	(2,301,230)	(7,658,760)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	396,213	775,006
Payment of long-term debt	(500,582)	(1,254)
Purchases of common shares	(71,750)	(861,368)
Proceeds from stock options exercised, including income tax benefit	175,752	188,169
Dividends paid	(683,967)	(620,752)
Net Cash (Used in) Financing Activities	(684,334)	(520,199)

Effect of exchange rate changes on cash and cash equivalents	66,203	(586,312)

Net (Decrease) in Cash and Cash Equivalents	(908,215)	(7,242,519)
Cash and Cash Equivalents, Beginning of Year	3,648,371	8,809,339
Cash and Cash Equivalents, End of Period	$2,740,156	$1,566,820

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2011	December 31 2010
		(As Adjusted
		See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$2,740,156	$3,648,371
Investments, primarily time deposits and certificates of deposit	3,762,124	1,803,079
Restricted funds, primarily U.S. treasury bills	1,873,559	1,872,490
Trade receivables, less allowances of $406,624 in 2011 and $388,564 in 2010	7,160,219	7,184,034
Inventories:
Finished products	2,289,283	2,058,735
Work in process	491,423	383,580
Materials	620,290	746,419
Total inventories	3,400,996	3,188,734
Prepaid expenses, deferred income taxes, and other receivables	4,710,078	4,620,821
Total Current Assets	23,647,132	22,317,529
Investments	390,122	302,049
Property and Equipment, at Cost	17,337,024	17,374,302
Less: accumulated depreciation and amortization	9,258,829	9,403,346
Net Property and Equipment	8,078,195	7,970,956
Intangible Assets, net of amortization	12,207,800	12,151,628
Goodwill	16,629,027	15,930,077
Deferred Income Taxes and Other Assets	699,087	790,027
	$61,651,363	$59,462,266
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,718,336	$4,349,796
Trade accounts payable	1,577,168	1,535,759
Salaries, wages and commissions	981,520	1,328,665
Other accrued liabilities	6,396,119	6,014,772
Dividends payable	746,053	680,749
Income taxes payable	1,272,280	1,307,723
Current portion of long-term debt	1,533,627	2,044,970
Total Current Liabilities	17,225,103	17,262,434
Long-term Debt	12,530,246	12,523,517
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	7,175,682	6,911,184
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2011: 1,623,356,151; 2010: 1,619,689,876	8,842,675	8,744,703
Common shares held in treasury, at cost - Shares: 2011: 69,073,163; 2010: 72,705,928	(3,718,827)	(3,916,823)
Earnings employed in the business	19,323,753	19,215,768
Accumulated other comprehensive income (loss)	182,049	(1,366,846)
Total Abbott Shareholders’ Investment	24,629,650	22,676,802
Noncontrolling Interests in Subsidiaries	90,682	88,329
Total Shareholders’ Investment	24,720,332	22,765,131
	$61,651,363	$59,462,266

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 — Basis of Presentation and Change in Accounting Principle

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million.  In addition, net sales, operating earnings and net earnings for the three months ended March 31, 2010 would have increased by $268 million, $33 million and $38 million, respectively, had the first quarter 2010 financial statements been revised.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months ended March 31, 2011 and 2010 were $862 million and $1.001 billion, respectively.

Net foreign exchange loss (gain) in 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $288 million and $466 million, respectively, and to the post-employment medical and dental benefit plans of $40 million and $66 million, respectively.

The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court’s decision.  In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considers these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

The components of long-term investments as of March 31, 2011 and December 31, 2010 are as follows:

	March 31	December 31
(dollars in millions)	2011	2010
Equity securities	$234	$240
Debt obligations issued by various governments	156	62
Total	$390	$302

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $1.2 billion, including cash adjustments, within the next twelve months as a result of concluding various tax matters.  Additional cash payments as a result of concluding these various tax matters beyond what is already on deposit with the tax authorities is not expected to be material.  As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest.  On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011, Centocor petitioned the Federal Circuit to rehear and reconsider the decision.  Abbott is confident in the merits of its case and as a result, no reserves have been recorded in this case.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $170 million to $215 million.  The recorded reserve balance at March 31, 2011 for these proceedings and exposures was approximately $195 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(dollars in millions)	2011	2010	2011	2010

Service cost - benefits earned during the period	$80	$78	$15	$14
Interest cost on projected benefit obligations	113	117	24	26
Expected return on plans’ assets	(149)	(149)	(9)	(7)
Net amortization	44	28	2	6
Net cost	$88	$74	$32	$39

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2011 and 2010, $288 million and $466 million, respectively, was contributed to defined benefit plans and $40 million and $66 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended March 31
(dollars in millions)	2011	2010

Foreign currency translation gain (loss) adjustments	$1,617	$(1,987)
Amortization of net actuarial losses and prior service cost and credits	30	22
Unrealized gains (losses) on marketable equity securities	1	(2)
Net adjustments for derivative instruments designated as cash flow hedges	(99)	137
Other comprehensive income (loss), net of tax	1,549	(1,830)
Net Earnings	864	1,003
Comprehensive Income (Loss)	$2,413	$(827)

	March 31 2011	December 31 2010
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(2,361)	$(744)
Net actuarial losses and prior service cost and credits	2,190	2,220
Cumulative unrealized (gains) on marketable equity securities	(25)	(24)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	14	(85)

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

Note 7 — Segment Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective January 1, 2011, Abbott’s segments were reorganized to reflect the shift of international branded generic pharmaceutical products to a newly formed division, Established Pharmaceuticals, and the combination of the domestic and international proprietary pharmaceuticals businesses into one global division.  The segment information below has been adjusted to reflect the reorganizations.  Abbott’s reportable segments are as follows:

Proprietary Pharmaceutical Products — Worldwide sales of a broad line of proprietary pharmaceutical products.

Established Pharmaceutical Products — International sales of a broad line of branded generic pharmaceutical products.

Nutritional Products — Worldwide sales of a broad line of adult and pediatric nutritional products.

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, four diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Vascular Products — Worldwide sales of coronary, endovascular, structural heart, vessel closure and other medical device products.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  For acquisitions prior to 2006, substantially all intangible assets and related amortization are not allocated to segments.  In addition, no intangible assets or related amortization are allocated to the Established Pharmaceutical Products segment.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(dollars in millions)	2011	2010	2011	2010
Proprietary Pharmaceutical Products	$3,783	$3,386	$1,347	$1,368
Established Pharmaceutical Products	1,295	717	304	158
Nutritional Products	1,423	1,320	155	188
Diagnostic Products	983	915	170	146
Vascular Products	845	747	226	182
Total Reportable Segments	8,329	7,085	2,202	2,042
Other	712	613
Net Sales	$9,041	$7,698
Corporate functions and benefit plans costs			(133)	(120)
Non-reportable segments			58	99
Net interest expense			(124)	(89)
Share-based compensation (a)			(176)	(169)
Acquired in-process research and development			(100)	—
Other, net			(658)	(441)
Consolidated Earnings Before Taxes			$1,069	$1,322

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

Note 8 — Incentive Stock Programs

In the first three months of 2011, Abbott granted 1,719,000 stock options, 118,411 replacement stock options, 1,153,670 restricted stock awards and 6,291,571 restricted stock units under these programs. At March 31, 2011, approximately 180 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2011 is as follows:

	Outstanding	Exercisable
Number of shares	102,562,915	98,716,158
Weighted average remaining life (years)	4.9	4.7
Weighted average exercise price	$50.37	$50.36
Aggregate intrinsic value (in millions)	$225	$220

The total unrecognized share-based compensation cost at March 31, 2011 amounted to approximately $430 million which is expected to be recognized over the next three years.

Note 9 — Business Combinations and Technology Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded.   The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date.  The acquisition was funded with cash and short-term investments.  The allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).

Goodwill, non-deductible	$2.2
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.7
Deferred income taxes recorded at Acquisition	(1.1)
Total allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development projects are accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $675 million, inventory of approximately $390 million, property and equipment of approximately $725 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the first quarter 2010 would have been $8.3 billion, $1.0 billion and $0.63, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date.  The acquisition was financed with cash.  The preliminary allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill.  Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and are amortized over an average of 19 years.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first quarter of 2011, a certain milestone was achieved resulting in the recording of $100 million of acquired in-process research and development.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $638 million and $1.3 billion at March 31, 2011 and December 31, 2010, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2011 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2011 and 2010.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2011 and December 31, 2010, Abbott held $13.4 billion and $10.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $640 million and approximately $650 million as of March 31, 2011 and December 31, 2010, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at March 31, 2011 and $7.3 billion at December 31, 2010 to manage its exposure to changes in the fair value of fixed-rate debt due 2011 through 2020.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2011 or 2010 for these hedges.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2011 and December 31, 2010:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	March 31 2011	Dec. 31 2010	Balance Sheet Caption	March 31 2011	Dec. 31 2010	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$122	$138	Deferred income taxes and other assets	$48	$36	Post-employment obligations, deferred income taxes and other long-term liabilities

Interest rate swaps designated as fair value hedges	—	8	Prepaid expenses, deferred income taxes, and other receivables	—	—	n/a

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	— 100	16 109	Prepaid expenses, deferred income taxes, and other receivables	39 33	10 120	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	640	650	Short-term borrowings
	$222	$271		$760	$816

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2011 and 2010 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2011 and 2010 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(dollars in millions)	2011	2010	2011	2010	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(22)	$27	$57	$—	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	10	2	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	(36)	76	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	(101)	14	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of March 31, 2011 and December 31, 2010 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31 2011		December 31 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Securities:
Current	$35	$35	$—	$—
Long-term:
Equity securities	234	234	240	240
Debt obligations issued by various governments	156	133	62	43
Total Long-term Debt	(14,064)	(14,978)	(14,568)	(15,723)
Foreign Currency Forward Exchange Contracts:
Receivable position	100	100	125	125
(Payable) position	(72)	(72)	(130)	(130)
Interest Rate Hedge Contracts:
Receivable position	122	122	146	146
(Payable) position	(48)	(48)	(36)	(36)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2011:
Available for sale equity securities	$81	$81	$—	$—
Debt obligations issued by various governments	129	—	129	—
Interest rate swap derivative financial instruments	122	—	122	—
Foreign currency forward exchange contracts	100	—	100	—
Total Assets	$432	$81	$351	$—

Fair value of hedged long-term debt	$6,940	$—	$6,940	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	72	—	72	—
Contingent consideration related to business combinations	395	—	—	395
Total Liabilities	$7,455	$—	$7,060	$395
December 31, 2010:
Available for sale equity securities	$75	$75	$—	$—
Interest rate swap derivative financial instruments	146	—	146	—
Foreign currency forward exchange contracts	125	—	125	—
Total Assets	$346	$75	$271	$—

Fair value of hedged long-term debt	$7,444	$—	$7,444	$—
Interest rate swap derivative financial instruments	36	—	36	—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	365	—	—	365
Total Liabilities	$7,975	$—	$7,610	$365

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and exchange.

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

Note 11 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $2.2 billion in 2010 related to the acquisitions of Solvay Pharmaceuticals and STARLIMS Technologies.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill. Goodwill related to the Solvay Pharmaceuticals acquisition was allocated to the Proprietary Pharmaceuticals Products and Established Pharmaceutical Products segments and goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment. Foreign currency translation adjustments and other adjustments increased goodwill in the first three months of 2011 by approximately $700 million and decreased goodwill in the first three months of 2010 by approximately $600 million.  The amount of goodwill related to the pharmaceutical segments at March 31, 2011 was $10 billion and will be allocated to the Proprietary Products and Established Products segments using a relative fair value approach after additional analysis is completed. Goodwill was $208 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment and $2.7 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.6 billion as of March 31, 2011 and $17.3 billion as of December 31, 2010, and accumulated amortization was $6.9 billion as of March 31, 2011 and $6.5 billion as of December 31, 2010. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $1.5 billion and $1.4 billion at March 31, 2011 and December 31, 2010, respectively. The estimated annual amortization expense for intangible assets is approximately $1.6 billion in 2011, $1.3 billion in 2012, $1.2 billion in 2013, $925 million in 2014 and $812 million in 2015.  Amortizable intangible assets are amortized over 2 to 30 years (average 12 years).

Note 12 — Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In the first three months of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative. Charges of $4 million and $3 million were recorded in the first three months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs. The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(30)	(31)
Accrued balance at March 31	$163	$114

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Charges of approximately $44 million were recorded in the first three months of 2011 relating to this restructuring, primarily for accelerated depreciation.  Additional charges will occur through 2011 primarily related to additional employee-related and asset disposal costs.  The following summarizes the activity for this restructuring: (dollars in millions)

2011
Accrued balance at January 1	$410
Payments and other adjustments	(62)
Accrued balance at March 31	$348

Notes to Condensed Consolidated Financial Statements

March 31, 2011

(Unaudited), continued

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $9 million and $14 million were recorded in the first three months of 2011 and 2010, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Payments and other adjustments	(3)	—
Accrued balance at March 31	$85	$98

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(dollars in millions)	2011	Percent Change	2010

Proprietary Pharmaceutical Products	$3,783	11.7	$3,386
Established Pharmaceutical Products	1,295	80.7	717
Nutritional Products	1,423	7.8	1,320
Diagnostic Products	983	7.4	915
Vascular Products	845	13.1	747
Total Reportable Segments	8,329	17.5	7,085
Other	712	16.3	613
Net Sales	$9,041	17.4	$7,698

Total U.S.	$3,517	8.1	$3,253

Total International	$5,524	24.3	$4,445

The net sales growth in 2011 reflects unit growth, the acquisitions of Solvay’s pharmaceuticals business in February 2010 and Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  Excluding 1.3 percent of favorable exchange, net sales increased 16.1 percent in 2011.  The relatively weaker U.S. dollar increased first quarter 2011 Total International sales by 2.2 percent, increased Proprietary Pharmaceutical Products segment sales by 0.5 percent, increased Established Pharmaceutical Products segment sales by 2.9 percent, increased Nutritional Product segment sales by 2.0 percent, increased Diagnostic Products segment sales by 1.2 percent and increased Vascular Products segment sales by 1.6 percent over the first quarter of 2010.  Sales growth in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisition of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare solutions business in September 2010.

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Three Months Ended March 31
(dollars in millions)	2011	Percent Change	2010
Proprietary Pharmaceutical Products —
U.S. Proprietary	$1,926	12.7	$1,709
International Proprietary	1,857	10.7	1,678

Nutritional Products —
U.S. Pediatric Nutritionals	309	(0.1)	309
International Pediatric Nutritionals	446	14.1	391
U.S. Adult Nutritionals	324	1.9	318
International Adult Nutritionals	340	18.2	288

Diagnostics —
Immunochemistry	752	6.7	705

The increase in U.S. Proprietary product sales in 2011 is due to the acquisition of Solvay Pharmaceuticals in February 2010 and to increased sales of HUMIRA and was partially offset by decreased sales of Zemplar.   International Proprietary product sales increased in 2011 due to increased sales of HUMIRA. U.S. Pediatric Nutritional sales in 2011 were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  International Pediatric and Adult Nutritionals sales increased in 2011due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Pediatric sales and International Adult Nutritional sales in 2011 by 3.9 percent each.

The gross profit margin was 57.3 percent for the first quarter 2011, compared to 56.7 percent for the first quarter 2010.  The increase in the gross profit margin in 2011 was due, in part, to improved margins in the diabetes and diagnostics businesses; partially offset by additional rebates under health care reform, the carryover effect of 2010 pharmaceutical pricing actions by European governments, and an unfavorable impact from foreign exchange rates.

Research and development expenses increased 27.4 percent in the first quarter 2011 over the first quarter 2010.  This increase reflects the acquisitions of Solvay Pharmaceuticals in February 2010 and Facet Biotech in April 2010. This increase also reflects continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the first quarter 2011 increased 31.8 percent over the first quarter 2010.  Excluding charges relating to acquisition integration and restructurings, selling, general and administrative expenses in 2011 increased 26.5 percent.  This increase, exclusive of the charges relating to acquisition integration and restructurings, reflects the acquisitions of Solvay Pharmaceuticals in February of 2010 and Piramal Healthcare in September of 2010, higher 2011 provisions for litigation and the impact of the pharmaceutical fees associated with health care reform.   This increase also reflects increased selling and marketing support for new and existing products, including spending for HUMIRA and Xience V, and inflation.

Business Combinations and Technology Acquisitions

In February 2010, Abbott acquired Solvay’s pharmaceuticals business (Solvay Pharmaceuticals) for approximately $6.1 billion, in cash, plus additional payments of up to EUR 100 million per year if certain sales milestones are met in 2011, 2012 and 2013.  Contingent consideration of approximately $290 million was recorded.   The acquisition of Solvay Pharmaceuticals provides Abbott with a large and complementary portfolio of pharmaceutical products and expands Abbott’s presence in key global emerging markets.  Abbott acquired control of this business on February 15, 2010 and the financial results of the acquired operations are included in these financial statements beginning on that date.  The acquisition was funded with cash and short-term investments.  The allocation of the fair value of the acquisition is shown in the table below (in billions of dollars).

Goodwill, non-deductible	$2.2
Acquired intangible assets, non-deductible	4.1
Acquired in-process research and development, non-deductible	0.5
Acquired net tangible assets	0.7
Deferred income taxes recorded at acquisition	(1.1)
Total allocation of fair value	$6.4

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 2 to 14 years (average of 11 years).  Acquired in-process research and development projects are accounted for as indefinite lived intangible assets until regulatory approval or discontinuation.  The net tangible assets acquired consist primarily of trade accounts receivable of approximately $675 million, inventory of approximately $390 million, property and equipment of approximately $725 million, net of assumed liabilities, primarily trade accounts payable, accrued compensation and other liabilities.

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the first quarter 2010 would have been $8.3 billion, $1.0 billion and $0.63, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

In March 2010, Abbott acquired STARLIMS Technologies for approximately $100 million, in cash, net of cash held by STARLIMS, providing Abbott with leading products and expertise to build its position in laboratory informatics.   A substantial portion of the fair value of the acquisition has been allocated to amortizable intangible assets and goodwill.

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date.  The acquisition was financed with cash.  The preliminary allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill.  Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and are amortized over an average of 19 years.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first quarter of 2011, a certain milestone was achieved resulting in the recording of $100 million of acquired in-process research and development.

Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In the first three months of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative.  Charges of $4 million and $3 million were recorded in the first three months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(30)	(31)
Accrued balance at March 31	$163	$114

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Charges of approximately $44 million were recorded in the first three months of 2011 relating to this restructuring, primarily for accelerated depreciation.  Additional charges will occur through 2011 primarily related to additional employee-related and asset disposal costs.  The following summarizes the activity for this restructuring: (dollars in millions)

2011
Accrued balance at January 1	$410
Payments and other adjustments	(62)
Accrued balance at March 31	$348

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  Charges of approximately $9 million and $14 million were recorded in the first three months of 2011 and 2010, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Payments and other adjustments	(3)	—
Accrued balance at March 31	$85	$98

Interest Expense (Income)

Interest expense increased in the first quarter 2011 compared to 2010 due to a higher level of borrowing and interest income decreased in the first quarter 2011 compared to 2010 primarily as a result of lower investment levels.

Change in Accounting Principle, Other (income) expense, net and Net foreign exchange loss (gain)

Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million.  In addition, net sales, operating earnings and net earnings for the three months ended March 31, 2010 would have increased by $268 million, $33 million and $38 million, respectively, had the first quarter 2010 financial statements been revised.

Net foreign exchange loss (gain) in 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties. The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions. Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $1.2 billion, including cash adjustments, within the next twelve months as a result of concluding various tax matters.  Additional cash payments as a result of concluding these various tax matters beyond what is already on deposit with the tax authorities is not expected to be material.  As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

Liquidity and Capital Resources March 31, 2011 Compared with December 31, 2010

Net cash from operating activities for the first three months 2011 totaled approximately $2.0 billion. Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $288 million and $466 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The acquisition of Solvay’s pharmaceuticals business was funded with cash and short-term investments.

Working capital was $6.4 billion at March 31, 2011 and $5.1 billion at December 31, 2010.

At March 31, 2011 Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013.

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  In addition, Abbott repaid $500 million of long-term notes that were due in March of 2011 using primarily short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in the first three months of 2011.  In the first three months of 2010, 14.8 million shares were purchased under this authorization at a cost of approximately $800 million.

Legislative Issues

In the first quarter 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as “health care reform legislation”) were signed into law in the U.S.  Health care reform legislation includes an increase in the basic Medicaid rebate rate from 15.1% to 23.1% and extends the rebate to drugs provided through Medicaid managed care organizations.  As a result, Abbott recorded an additional provision of approximately $60 million against gross sales in the first quarter 2010 for the impact of the rebate charges on first quarter sales as well as other products in the distribution channel.  In 2011, Abbott also began incurring additional rebates related to the Medicare Part D coverage gap “donut hole.”  These rebate changes will continue to have a negative effect on the gross profit margin of the Proprietary Pharmaceutical Products segment in future quarters.

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

In 2011, Abbott began recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs.  The amount of the annual fee will be based on the ratio of certain of Abbott’s sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year.  Beginning in 2013, Abbott will record the 2.3% excise tax imposed by health care reform legislation on the sale of certain medical devices.

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2010 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2010 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2011, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.    Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2011, except as otherwise indicated) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2010 Form 10-K, Abbott reported that a case is pending against Abbott in which New York University (NYU) and Centocor, Inc. assert that adalimumab (a drug Abbott sells under the trademark Humira®) infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. On February 23, 2011, the Federal Circuit reversed the district court’s final judgment issued in December 2009 and found Centocor’s patent invalid. On April 25, 2011, Centocor petitioned the Federal Circuit to rehear and reconsider the decision.

In its 2010 Form 10-K, Abbott reported that several lawsuits are pending in the United States District Court for the Northern District of California alleging that Abbott violated antitrust laws in connection with the 2003 Norvir re-pricing.  In March 2011, Abbott settled all class and individual claims brought on behalf of direct purchasers of Norvir in Meijer, Inc., Louisiana Wholesale Drug Company, Inc., Rochester Drug Co-Operative, Inc., Rite Aid, Inc., and Safeway, Inc.  In GlaxoSmithKline, a jury found in March 2011 that Abbott did not violate antitrust laws, but breached its license agreement with the plaintiff.  The jury awarded the plaintiff $3.4 million in damages.  The litigation related to Norvir is no longer material to Abbott and Abbott will no longer report on these cases.

In its 2010 Form 10-K, Abbott reported that Medinol Limited sued Abbott in the High Court of Ireland asserting that Abbott’s Vision, Xience V, Multi-Link 8 and Xience Prime stents infringe one of Medinol’s European stent design patents.  In March 2011, the court found that the asserted patent was not infringed by any of the Abbott stents.

In its 2010 Form 10-K, Abbott reported that lawsuits were pending in the United States District Court for the District of New Jersey in which Abbott and the patent owner, Laboratoires Fournier, S.A. (Fournier), alleged infringement of three patents relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®) and sought injunctive relief against Biovail Laboratories International SRL and Biovail Corporation (collectively, Biovail) Lupin Pharmaceuticals, Inc. and Lupin Limited (collectively, Lupin), and Ranbaxy Laboratories Ltd., Ranbaxy Pharmaceuticals, Inc. and Ranbaxy Inc. (collectively, Ranbaxy). Abbott also reported that several other lawsuits were pending in that court involving its subsidiary, Fournier Laboratories Ireland Ltd. (Fournier Ireland) in which Fournier Ireland and joint patent owner Elan Pharma International Ltd. (Elan), alleged infringement of two jointly-owned patents and one Elan patent relating to fenofibrate tablets and sought injunctive relief against Biovail, Lupin and Ranbaxy. During the first quarter of 2011, these cases were settled and dismissed; the Ranbaxy cases in February and the Biovail and Lupin cases in March.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	186,170	(1)	$47.875	0	$3,392,180,505	(2)
February 1, 2011 – February 28, 2011	174,337	(1)	$46.139	0	$3,392,180,505	(2)
March 1, 2011 – March 31, 2011	43,802	(1)	$47.586	0	$3,392,180,505	(2)
Total	404,309	(1)	$47.095	0	$3,392,180,505	(2)

(1)                      These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 186,170 in January, 151,337 in February, and 20,802 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in January, 23,000 in February, and 23,000 in March.

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
Thomas C. Freyman,
Executive Vice President,
Finance and Chief Financial Officer

Date: May 6, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit

2

Amendment No. 2 to Business Transfer Agreement dated January 29, 2011, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal Healthcare Limited (“Piramal”) and certain shareholders of Piramal.

3	*By-laws of Abbott Laboratories, as amended and restated, effective as of April 29, 2011, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2011.

12	Statement re: computation of ratio of earnings to fixed charges.

18	Preferability letter from Deloitte & Touche LLP regarding a change in accounting principle dated May 6, 2011.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 6, 2011, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*              Incorporated herein by reference.  Commission file number 1-2189.