Form 10-Q
period 2011-06-30
ABBOTT LABORATORIES
filed 2011-08-04
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, Abbott Laboratories had 1,556,576,533 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net Sales	$9,616,291	$8,826,014	$18,657,141	$16,524,368

Cost of products sold	3,870,472	3,543,932	7,729,455	6,879,036
Research and development	1,037,780	857,698	1,968,180	1,588,065
Acquired in-process research and development	172,500	75,000	272,500	75,000
Selling, general and administrative	2,762,086	2,743,418	5,612,404	4,905,818
Total Operating Cost and Expenses	7,842,838	7,220,048	15,582,539	13,447,919

Operating Earnings	1,773,453	1,605,966	3,074,602	3,076,449

Interest expense	134,129	134,488	279,716	252,689
Interest (income)	(18,868)	(38,172)	(40,584)	(67,703)
Net foreign exchange loss (gain)	(10,796)	(40,883)	(43,162)	29,136
Other (income) expense, net	(5,568)	(8,154)	135,290	(18,567)
Earnings Before Taxes	1,674,556	1,558,687	2,743,342	2,880,894
Taxes on Earnings	(268,226)	267,037	(63,258)	586,229
Net Earnings	$1,942,782	$1,291,650	$2,806,600	$2,294,665

Basic Earnings Per Common Share	$1.24	$0.83	$1.80	$1.48

Diluted Earnings Per Common Share	$1.23	$0.83	$1.79	$1.47

Cash Dividends Declared Per Common Share	$0.48	$0.44	$0.96	$0.88

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,556,869	1,544,415	1,554,097	1,546,375
Dilutive Common Stock Options and Awards	9,234	7,367	8,060	10,438

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,566,103	1,551,782	1,562,157	1,556,813

Outstanding Common Stock Options Having No Dilutive Effect	60,653	66,601	60,653	66,601

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2011	2010
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,806,600	$2,294,665
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	733,486	591,061
Amortization of intangibles	823,593	646,642
Share-based compensation	252,265	258,090
Acquired in-process research and development	272,500	—
Trade receivables	515,888	245,835
Inventories	49,979	(25,831)
Other, net	(940,013)	(139,413)
Net Cash From Operating Activities	4,514,298	3,871,049

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(764,770)	(518,657)
Acquisitions of businesses and technologies, net of cash acquired	(187,500)	(6,920,043)
(Purchases of) proceeds from sales of investment securities, net	(3,025,737)	1,959,380
Release of (deposit of) restricted funds	1,870,000	(1,870,000)
Other	12,370	(5,608)
Net Cash (Used in) Investing Activities	(2,095,637)	(7,354,928)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	1,174,730	(1,345,857)
Proceeds from issuance of long-term debt	—	3,000,000
Payment of long-term debt	(2,006,679)	(1,254)
Purchases of common shares	(73,845)	(863,847)
Proceeds from stock options exercised, including income tax benefit	269,655	203,588
Dividends paid	(1,434,376)	(1,299,951)
Net Cash (Used in) Financing Activities	(2,070,515)	(307,321)

Effect of exchange rate changes on cash and cash equivalents	80,501	(696,437)

Net Increase (Decrease) in Cash and Cash Equivalents	428,647	(4,487,637)
Cash and Cash Equivalents, Beginning of Year	3,648,371	8,809,339
Cash and Cash Equivalents, End of Period	$4,077,018	$4,321,702

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2011	December 31 2010
		(As Adjusted
		See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$4,077,018	$3,648,371
Investments, primarily U.S. treasury bills, time deposits and certificates of deposit	4,816,481	1,803,079
Restricted funds, primarily U.S. treasury bills	—	1,872,490
Trade receivables, less allowances of $432,392 in 2011 and $388,564 in 2010	7,038,069	7,184,034
Inventories:
Finished products	2,272,850	2,058,735
Work in process	515,876	383,580
Materials	686,280	746,419
Total inventories	3,475,006	3,188,734
Prepaid expenses, deferred income taxes, and other receivables	4,725,604	4,620,821
Total Current Assets	24,132,178	22,317,529
Investments	451,928	302,049
Property and Equipment, at Cost	17,626,773	17,374,302
Less: accumulated depreciation and amortization	9,498,323	9,403,346
Net Property and Equipment	8,128,450	7,970,956
Intangible Assets, net of amortization	11,739,355	12,151,628
Goodwill	16,757,172	15,930,077
Deferred Income Taxes and Other Assets	795,158	790,027
	$62,004,241	$59,462,266
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,565,507	$4,349,796
Trade accounts payable	1,448,555	1,535,759
Salaries, wages and commissions	1,239,759	1,328,665
Other accrued liabilities	6,325,800	6,014,772
Dividends payable	747,088	680,749
Income taxes payable	487,376	1,307,723
Current portion of long-term debt	25,843	2,044,970
Total Current Liabilities	15,839,928	17,262,434
Long-term Debt	12,627,761	12,523,517
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	7,066,849	6,911,184
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2011: 1,625,557,841; 2010: 1,619,689,876	9,005,788	8,744,703
Common shares held in treasury, at cost - Shares: 2011: 68,981,308; 2010: 72,705,928	(3,713,830)	(3,916,823)
Earnings employed in the business	20,509,111	19,215,768
Accumulated other comprehensive income (loss)	577,784	(1,366,846)
Total Abbott Shareholders’ Investment	26,378,853	22,676,802
Noncontrolling Interests in Subsidiaries	90,850	88,329
Total Shareholders’ Investment	26,469,703	22,765,131
	$62,004,241	$59,462,266

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million, respectively.  In addition, net sales and net earnings for the three months ended June 30, 2010 would have decreased by $174 million and $3 million, respectively, and operating earnings would have increased by $5 million and net sales, operating earnings and net earnings for the six months ended June 30, 2010 would have increased by $94 million, $38 million and $35 million, respectively.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and six months ended June 30, 2011 were $1.934 billion and $2.796 billion, respectively, and net earnings allocated to common shares for the three months and six months ended June 30, 2010 were $1.287 billion and $2.288 billion, respectively.

Net foreign exchange loss (gain) for the first six months of 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $320 million and $490 million, respectively, and to the post-employment medical and dental benefit plans of $40 million and $66 million, respectively.  In addition, Other, net in Net cash from operating activities for 2011 includes the non-cash impact of the $519 million of tax benefits recorded in the second quarter of 2011 related to the favorable resolution of various tax positions pertaining to prior years.

The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court’s decision.  In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considered these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision. In June 2011 the Federal Circuit denied Centocor’s petition, the restrictions on the funds were lifted and the funds are now classified as short-term investments.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

The components of long-term investments as of June 30, 2011 and December 31, 2010 are as follows:

	June 30	December 31
(dollars in millions)	2011	2010
Equity securities	$305	$240
Debt obligations issued by various governments	147	62
Total	$452	$302

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  In the second quarter of 2011, the change in the effective tax rate reflects the recognition of $519 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $500 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest.  On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision.  In June 2011 the Federal Circuit denied Centocor’s request to reconsider.  Absent obtaining an extension of time from the court, Centocor has until September 12, 2011 to ask the U.S. Supreme Court to review the Federal Circuit’s decision.  Abbott is confident in the merits of its case and, as a result, no reserves have been recorded in this case.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott’s sales and marketing activities for Depakote.  The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  Discussions are ongoing in an effort to resolve potential civil and criminal claims arising from this matter.  Abbott is unable to predict the outcome of this matter or to estimate the range or amount of possible loss and no loss reserves have been recorded for this exposure.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $85 million to $120 million.  The recorded reserve balance at June 30, 2011 for these proceedings and exposures was approximately $100 million.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations except for the government investigation discussed in the third paragraph of this footnote, the resolution of which could be material to cash flows or the results of operations in a given year.

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost — benefits earned during the period	$77	$78	$157	$156	$13	$14	$28	$28
Interest cost on projected benefit obligations	106	117	219	234	20	26	44	52
Expected return on plans’ assets	(151)	(149)	(300)	(298)	(8)	(7)	(17)	(14)
Net amortization	38	28	82	56	(4)	6	(2)	11
Net Cost	$70	$74	$158	$148	$21	$39	$53	$77

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2011 and 2010, $320 million and $490 million, respectively, was contributed to defined benefit plans and $40 million and $66 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Six Months Ended
	June 30		June 30
(dollars in millions)	2011	2010	2011	2010
Foreign currency translation gain (loss) adjustments	$357	$(1,739)	$1,974	$(3,725)
Amortization of net actuarial losses and prior service cost and credits	23	21	53	43
Unrealized gains (losses) on marketable equity securities	10	(1)	11	(3)
Net adjustments for derivative instruments designated as cash flow hedges	6	65	(93)	202
Other comprehensive income (loss), net of tax	396	(1,654)	1,945	(3,483)
Net Earnings	1,943	1,292	2,807	2,295
Comprehensive Income (Loss)	$2,339	$(362)	$4,752	$(1,188)

	June 30 2011	December 31 2010
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(2,718)	$(744)
Net actuarial losses and prior service cost and credits	2,167	2,220
Cumulative unrealized (gains) on marketable equity securities	(35)	(24)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	8	(85)

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, the Core Laboratories Diagnostics, Molecular Diagnostics, Point of Care and Ibis diagnostic divisions are aggregated and reported as the Diagnostic Products segment.

Vascular Products — Worldwide sales of coronary, endovascular, structural heart, vessel closure and other medical device products.

Non-reportable segments include the Diabetes Care and Medical Optics segments.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Proprietary Pharmaceutical Products	$4,162	$3,681	$7,945	$7,065	$1,694	$1,426	$3,041	$2,772
Established Pharmaceutical Products	1,339	1,214	2,634	1,931	317	233	622	415
Nutritional Products	1,490	1,414	2,914	2,734	181	239	335	427
Diagnostic Products	1,038	948	2,021	1,863	186	160	356	306
Vascular Products	835	835	1,679	1,581	217	242	443	424
Total Reportable Segments	8,864	8,092	17,193	15,174	2,595	2,300	4,797	4,344
Other	752	734	1,464	1,350
Net Sales	$9,616	$8,826	$18,657	$16,524
Corporate functions and benefit plans costs					(102)	(221)	(235)	(341)
Non-reportable segments					77	126	135	231
Net interest expense					(115)	(96)	(239)	(185)
Acquired in-process research and development					(173)	(75)	(273)	(75)
Share-based compensation (a)					(76)	(88)	(252)	(257)
Other, net					(531)	(387)	(1,190)	(836)
Consolidated Earnings Before Taxes					$1,675	$1,559	$2,743	$2,881

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

Note 8 — Incentive Stock Programs

In the first six months of 2011, Abbott granted 1,722,739 stock options, 509,839 replacement stock options, 1,167,570 restricted stock awards and 6,475,532 restricted stock units under these programs.  At June 30, 2011, approximately 180 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2011 is as follows:

	Outstanding	Exercisable
Number of shares	99,902,481	95,997,282
Weighted average remaining life (years)	4.7	4.5
Weighted average exercise price	$50.56	$50.56
Aggregate intrinsic value (in millions)	$342	$331

The total unrecognized share-based compensation cost at June 30, 2011 amounted to approximately $370 million which is expected to be recognized over the next three years.

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

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the three months and six months ended June 30, 2010 would have been $8.8 billion and $17.1 billion, $1.3 billion and $2.3 billion and $0.83 and $1.46, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

June 30, 2011

(Unaudited), continued

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

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first and second quarters of 2011, certain milestones were achieved and charges to acquired in-process research and development of $100 million and $88 million were recorded.  In addition, Abbott also acquired an equity interest of approximately $62 million in the second quarter of 2011.

In the second quarter of 2011, Abbott entered into an agreement to develop and commercialize a treatment for rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process research and development of $85 million.  In the second quarter of 2010, Abbott entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $692 million and $1.3 billion at June 30, 2011 and December 31, 2010, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of June 30, 2011 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2011 and 2010.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2011 and December 31, 2010, Abbott held $14.6 billion and $10.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $660 million and approximately $650 million as of June 30, 2011 and December 31, 2010, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at June 30, 2011 and $7.3 billion at December 31, 2010 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2011 or 2010 for these hedges.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2011 and December 31, 2010:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	June 30 2011	Dec. 31 2010	Balance Sheet Caption	June 30 2011	Dec. 31 2010	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$201	$138	Deferred income taxes and other assets	$—	$36	Post-employment obligations, deferred income taxes and other long-term liabilities

Interest rate swaps designated as fair value hedges	—	8	Prepaid expenses, deferred income taxes, and other receivables	—	—	n/a

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	1 21	16 109	Prepaid expenses, deferred income taxes, and other receivables	12 14	10 120	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	660	650	Short-term borrowings
	$223	$271		$686	$816

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2011 and 2010 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2011 and 2010 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(54)	$34	$(76)	$61	$(14)	$—	$43	$—	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(20)	(28)	(10)	(26)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	127	250	91	326	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	11	70	(90)	84	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2011 and December 31, 2010 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30 2011		December 31 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Securities:
Current	$35	$35	$—	$—
Long-term:
Equity securities	305	305	240	240
Debt obligations issued by various governments	147	128	62	43
Total Long-term Debt	(12,654)	(13,801)	(14,568)	(15,723)
Foreign Currency Forward Exchange Contracts:
Receivable position	22	22	125	125
(Payable) position	(26)	(26)	(130)	(130)
Interest Rate Hedge Contracts:
Receivable position	201	201	146	146
(Payable) position	—	—	(36)	(36)

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2011:
Available for sale equity securities	$89	$89	$—	$—
Debt obligations issued by various governments	121	—	121	—
Interest rate swap derivative financial instruments	201	—	201	—
Foreign currency forward exchange contracts	22	—	22	—
Total Assets	$433	$89	$344	$—

Fair value of hedged long-term debt	$7,031	$—	$7,031	$—
Foreign currency forward exchange contracts	26	—	26	—
Contingent consideration related to business combinations	400	—	—	400
Total Liabilities	$7,457	$—	$7,057	$400

December 31, 2010:
Available for sale equity securities	$75	$75	$—	$—
Interest rate swap derivative financial instruments	146	—	146	—
Foreign currency forward exchange contracts	125	—	125	—
Total Assets	$346	$75	$271	$—

Fair value of hedged long-term debt	$7,444	$—	$7,444	$—
Interest rate swap derivative financial instruments	36	—	36	—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	365	—	—	365
Total Liabilities	$7,975	$—	$7,610	$365

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and exchange.

Note 11 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $2.2 billion in the first six months of 2010 related to the acquisitions of Solvay Pharmaceuticals, STARLIMS Technologies and Facet Biotech.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill. Goodwill related to the Solvay Pharmaceuticals acquisition was allocated to the Proprietary Pharmaceuticals Products and Established Pharmaceutical Products segments and goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment.  Foreign currency translation adjustments and other adjustments increased goodwill in the first six months of 2011 by approximately $830 million and decreased goodwill in the first six months of 2010 by approximately $1.3 billion.  The amount of goodwill related to pharmaceutical segments at June 30, 2011 was $10 billion and will be allocated to the Proprietary Products and Established Products segments using a relative fair value approach after additional analysis is completed.  Goodwill was $208 million for the Nutritional Products segment, $382 million for the Diagnostic Products segment and $2.8 billion for the Vascular Products segment.  There were no significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited), continued

The gross amount of amortizable intangible assets, primarily product rights and technology was $18.1 billion as of June 30, 2011 and $17.3 billion as of December 31, 2010, and accumulated amortization was $7.3 billion as of June 30, 2011 and $6.5 billion as of December 31, 2010.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $900 million and $1.4 billion at June 30, 2011 and December 31, 2010, respectively.  In the second quarter of 2011, Abbott recorded an impairment charge of $125 million for certain research and development intangible assets related to a non-reportable segment due to changes in the projected development and regulatory timeframes for the project.  The charge was based on a discounted cash flow analysis and is included in research and development expenses. The estimated annual amortization expense for intangible assets is approximately $1.6 billion in 2011, $1.3 billion in 2012, $1.2 billion in 2013, $925 million in 2014 and $812 million in 2015.  Amortizable intangible assets are amortized over 2 to 30 years (average 12 years).

Note 12 — Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In the first quarter of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative. Charges of $7 million and $3 million were recorded in the first six months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs. The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(49)	(71)
Accrued balance at June 30	$144	$74

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals. This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. Charges of approximately $65 million were recorded in the first six months of 2011 relating to this restructuring, primarily for accelerated depreciation. Additional charges will occur through 2011 primarily related to additional employee-related and asset disposal costs. The following summarizes the activity for this restructuring: (dollars in millions)

2011
Accrued balance at January 1	$410
Payments and other adjustments	(117)
Accrued balance at June 30	$293

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business. Charges of approximately $18 million and $29 million were recorded in the first six months of 2011 and 2010, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Payments and other adjustments	(17)	(5)
Accrued balance at June 30	$71	$93

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended June 30			Six Months Ended June 30
(dollars in millions)	2011	Percent Change	2010	2011	Percent Change	2010
Proprietary Pharmaceutical Products	$4,162	13.0	$3,681	$7,945	12.4	$7,065
Established Pharmaceutical Products	1,339	10.3	1,214	2,634	36.4	1,931
Nutritional Products	1,490	5.4	1,414	2,914	6.5	2,734
Diagnostic Products	1,038	9.6	948	2,021	8.5	1,863
Vascular Products	835	—	835	1,679	6.2	1,581
Total Reportable Segments	8,864	9.5	8,092	17,193	13.3	15,174
Other	752	2.5	734	1,464	8.5	1,350
Net Sales	$9,616	9.0	$8,826	$18,657	12.9	$16,524

Total U.S.	$3,938	3.9	$3,791	$7,455	5.8	$7,043

Total International	$5,678	12.8	$5,035	$11,202	18.2	$9,481

The net sales growth for the second quarter and first six months of 2011 reflects unit growth, the acquisition of Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  The net sales growth for the first six months of 2011 also reflects the acquisition of Solvay’s pharmaceuticals business in February 2010.  Excluding 4.6 percent and 3.1 percent of favorable exchange for the second quarter and first six months of 2011, net sales increased 4.4 percent and 9.8 percent, respectively.  The relatively weaker U.S. dollar increased second quarter 2011 Total International sales by 8.1 percent, increased Proprietary Pharmaceutical Products segment sales by 4.1 percent, increased Established Pharmaceutical Products segment sales by 7.1 percent, increased Nutritional Product segment sales by 2.8 percent, increased Diagnostic Products segment sales by 6.0 percent and increased Vascular Products segment sales by 4.4 percent over the second quarter of 2010.  The relatively weaker U.S. dollar increased the first six months 2011 Total International sales by 5.3 percent, increased Proprietary Pharmaceutical Products segment sales by 2.4 percent, increased Established Pharmaceutical Products segment sales by 5.6 percent, increased Nutritional Product segment sales by 2.4 percent, increased Diagnostic Products segment sales by 3.6 percent and increased Vascular Products segment sales by 3.1 percent over the first six months of 2010.  Sales growth in the Proprietary Pharmaceutical Products segment was impacted by the acquisition of Solvay Pharmaceuticals in February 2010.  Sales growth in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisition of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare solutions business in September 2010.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Six Months Ended June 30
(dollars in millions)	2011	Percent Change	2010
Proprietary Pharmaceutical Products —
U.S. Proprietary	$4,229	10.5	$3,825
International Proprietary	3,716	14.7	3,241

Nutritional Products —
U.S. Pediatric Nutritionals	608	(5.5)	644
International Pediatric Nutritionals	926	12.9	819
U.S. Adult Nutritionals	675	3.6	652
International Adult Nutritionals	695	17.3	593

Diagnostics —
Immunochemistry	1,547	7.3	1,442

The increase in U.S. Proprietary product sales in 2011 is due primarily to the acquisition of Solvay Pharmaceuticals in February 2010 and to increased sales of HUMIRA and Synthroid and was partially offset by decreased sales of Zemplar.  Increased sales of HUMIRA favorably impacted International Proprietary products sales in 2011.  Abbott forecasts growth in the high teens for worldwide HUMIRA sales in 2011.  U.S. Pediatric Nutritional sales in 2011 were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  International Pediatric and Adult Nutritionals sales increased in 2011 due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Pediatric sales and International Adult Nutritional sales in 2011 by 4.1 percent and 5.6 percent, respectively.

The gross profit margin was 59.8 percent for the second quarter of 2011 and 2010.  First six months 2011 gross profit margin was 58.6 percent compared to 58.4 percent for the first six months 2010.  Gross profit margins in 2011 were favorably impacted by improved margins in the diagnostics businesses which was offset by additional rebates under health care reform, the carryover effect of 2010 pharmaceutical pricing actions by European governments, and an unfavorable impact from foreign exchange rates.

Research and development expenses increased 21.0 percent in the second quarter 2011 and 23.9 percent for the first six months 2011 over comparable 2010 periods.  These increases reflect the acquisitions of Solvay Pharmaceuticals in February 2010 and Facet Biotech in April 2010 and the impairment of certain in-process research and development intangible assets.  Excluding the impairment charge, research and development expenses increased 6.4 percent and 16.1 percent for the three months and six months ended June 30, 2011.  These increases also reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the second quarter and first six months 2011 increased 0.7 percent and 14.4 percent, respectively, over the comparable 2010 periods.  Excluding charges relating to acquisition integration and restructurings, selling, general and administrative expenses in the second quarter and first six months of 2011 decreased by 1.1 percent and increased 11.1 percent, respectively.  The decrease for the second quarter was due, in part, to higher provisions for litigation reserves in the second quarter of 2010.  The increases for the first six months, exclusive of the charges relating to acquisition integration and restructurings, reflect the acquisitions of Solvay Pharmaceuticals in February of 2010 and Piramal Healthcare in September of 2010 and the impact of the pharmaceutical fees associated with U.S. health care reform.  2011 also reflects increased selling and marketing support for new and existing products, including spending for HUMIRA and inflation.

FINANCIAL REVIEW

(continued)

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

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the three months and six months ended June 30, 2010 would have been $8.8 billion and $17.1 billion, $1.3 billion and $2.3 billion and $0.83 and $1.46, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

FINANCIAL REVIEW

(continued)

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first and second quarters of 2011, certain milestones were achieved and charges to acquired in-process research and development of $100 million and $88 million were recorded.  In addition, Abbott also acquired an equity interest of approximately $62 million in the second quarter of 2011.

In the second quarter of 2011, Abbott entered into an agreement to develop and commercialize a treatment for rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process research and development of $85 million.  In the second quarter of 2010, Abbott entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million.

Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In the first quarter of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative.  Charges of $7 million and $3 million were recorded in the first six months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(49)	(71)
Accrued balance at June 30	$144	$74

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals. This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. Charges of approximately $65 million were recorded in the first six months of 2011 relating to this restructuring, primarily for accelerated depreciation. Additional charges will occur through 2011 primarily related to additional employee-related and asset disposal costs. The following summarizes the activity for this restructuring: (dollars in millions)

2011
Accrued balance at January 1	$410
Payments and other adjustments	(117)
Accrued balance at June 30	$293

In 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business. Charges of approximately $18 million and $29 million were recorded in the first six months of 2011 and 2010, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs. Additional charges will occur through 2011 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Payments and other adjustments	(17)	(5)
Accrued balance at June 30	$71	$93

Interest Expense (Income)

Interest expense increased in the first six months 2011 compared to 2010 due to a higher level of borrowings.  Interest income decreased in the second quarter and first six months 2011 compared to 2010 primarily as a result of lower interest rates.

FINANCIAL REVIEW

(continued)

Change in Accounting Principle, Other (income) expense, net and Net foreign exchange loss (gain)

Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million, respectively.  In addition, net sales and net earnings for the three months ended June 30, 2010 would have decreased by $174 million and $3 million, respectively, and operating earnings would have increased by $5 million and net sales, operating earnings and net earnings for the six months ended June 30, 2010 would have increased by $94 million, $38 million and $35 million, respectively.

Net foreign exchange loss (gain) for the first six months of 2010 includes a charge of approximately $86 million for the impact of the devaluation of the bolivar currency in Venezuela on balance sheet translation.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  In the second quarter of 2011, the change in the effective tax rate reflects the recognition of $519 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $500 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

Liquidity and Capital Resources June 30, 2011 Compared with December 31, 2010

Net cash from operating activities for the first six months 2011 totaled approximately $4.5 billion.  Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $320 million and $490 million, respectively, and to the post-employment medical and dental benefit plans of $40 million and $66 million, respectively.  In addition, Other, net in Net cash from operating activities for 2011 includes the non-cash impact of the $519 million of tax benefits recorded in the second quarter of 2011 related to the favorable resolution of various tax positions pertaining to prior years.

As discussed in previous filings and Note 4 to the consolidated financial statements, the United States Department of Justice, through the Unites States Attorney for the Western District of Virginia, is investigating Abbott’s sales and marketing activities for Depakote.  The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  Discussions are ongoing in an effort to resolve potential civil and criminal claims arising from this matter.  Abbott is unable to predict the outcome of this matter or to estimate the range or amount of possible loss and no loss reserves have been recorded for this exposure.  The resolution of this matter in any reporting period could have a material impact on Abbott’s cash flows for that period.

FINANCIAL REVIEW

(continued)

Working capital was $8.3 billion at June 30, 2011 and $5.1 billion at December 31, 2010.

At June 30, 2011 Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013.

Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  In addition, Abbott repaid $1.5 billion and $500 million of long-term notes that were due in May and March of 2011 using primarily short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in the first six months of 2011.  In the first six months of 2010, 14.8 million shares were purchased under this authorization at a cost of approximately $800 million.

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

In 2011, Abbott began recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs.  The amount of the annual fee is based on the ratio of certain of Abbott’s sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year.  Beginning in 2013, Abbott will record the 2.3% excise tax imposed by health care reform legislation on the sale of certain medical devices.

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

(b)   Changes in internal control over financial reporting.  During the quarter ended June 30, 2011, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2011) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the investigation discussed in the third paragraph of Note 4 to Abbott’s financial statements, the resolution of which could be material to cash flows or the results of operations in a given year.

In its Form 10-Q for the quarter ended March 31, 2011, Abbott reported that a case is pending against Abbott in which New York University (NYU) and Centocor, Inc. assert that adalimumab (a drug Abbott sells under the trademark Humira®) infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor and that the Federal Circuit found Centocor’s patent invalid.  In June 2011, the Federal Circuit denied Centocor’s petition to rehear and reconsider the decision.

In its 2010 Form 10-K, Abbott reported that lawsuits are pending against Abbott in the United States District Court for the District of Massachusetts in which Bayer HealthCare LLC (Bayer) asserts that Humira® infringes a patent owned by Bayer.  Abbott also reported that infringement lawsuits are pending against Abbott in the District Court of The Hague, The Netherlands and in the Regional Court in Dusseldorf, Germany, in which Bayer asserts that Humira® infringes Bayer’s European patent, and that Abbott has filed an action in the German Federal Patent Court asking that Bayer’s patent be revoked. During the second quarter of 2011, all these cases were settled, and the United States and German lawsuits were dismissed with prejudice.

In its 2010 Form 10-K, Abbott reported that several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) et al. have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084.  An additional purported class action, Health Net, Inc. v. Solvay Pharmaceuticals, Inc. et al., has been filed in the United States District Court for the Northern District of Georgia seeking the same remedies as the other purported class actions.

In its 2010 Form 10-K, Abbott reported that litigation is pending in the Regional Court in Dusseldorf, Germany in which Medinol Limited (Medinol) asserts that certain Abbott stents infringe various Medinol stent design patents and seeks damages and injunctions.  In June 2011, Medinol added a related patent to this case seeking the same remedies.  Abbott denies all substantive allegations with respect to this new patent.

In its Form 10-Q for the quarter ended March 31, 2011, Abbott reported that in March 2011 the High Court of Ireland found that Abbott’s Vision, Xience V, Multi-Link 8 and Xience Prime stents do not infringe one of Medinol’s European stent design patents.  In May 2011, the High Court found that Medinol’s asserted patent is invalid.

In its 2010 Form 10-K, Abbott reported that lawsuits were pending in the United States District Court for the District of New Jersey in which Abbott and the patent owner, Laboratoires Fournier, S.A. (Fournier), alleged infringement of three patents relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®) and sought injunctive relief against Impax Laboratories and Teva Pharmaceuticals USA Inc. (Teva). Abbott also reported that several other lawsuits were pending in that court involving its subsidiary, Fournier Laboratories Ireland Ltd. (Fournier Ireland) in which Fournier Ireland and joint patent owner Elan Pharma International Ltd. (Elan), alleged infringement of two jointly-owned patents and one Elan patent relating to fenofibrate tablets and sought injunctive relief against Impax and Teva. During the second quarter of 2011, these cases were settled and dismissed with prejudice.

In its 2010 Form 10-K, Abbott reported that a lawsuit is pending in the United States District Court for the District of Delaware in which Abbott alleges infringement of its patents relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®) and seeks declarative and injunctive relief against Lupin Pharmaceuticals and Lupin Limited.  During the second quarter of 2011, this case was settled and dismissed with prejudice.

Abbott is seeking to enforce its patent rights relating to testosterone gel product (a drug Abbott sells under the trademark AndroGel®).  In a case filed in the United States District Court for the District of Delaware in April 2011, Abbott alleges that Teva Pharmaceuticals USA’s

(Teva) proposed generic product infringes Abbott’s patent and seeks declaratory and injunctive relief.  Teva has asserted various counterclaims, including monopolization claims.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	267,360	(1)	$51.786	0	$3,392,180,505	(2)
May 1, 2011 – May 31, 2011	147,794	(1)	$53.305	0	$3,392,180,505	(2)
June 1, 2011 – June 30, 2011	80,248	(1)	$51.729	0	$3,392,180,505	(2)
Total	495,402	(1)	$52.230	0	$3,392,180,505	(2)

(1)       These shares include:

(i)    the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 267,360 in April, 124,794 in May, and 57,248 in June; and

(ii)   the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in April, 23,000 in May, and 23,000 in June.

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

Date: August 4, 2011

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.