Form 10-Q
period 2011-09-30
ABBOTT LABORATORIES
filed 2011-11-04
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, Abbott Laboratories had 1,557,795,578 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Net Sales	$9,816,665	$8,674,505	$28,473,806	$25,198,873

Cost of products sold	3,973,250	3,741,116	11,702,705	10,620,152
Research and development	1,009,627	1,078,927	2,977,807	2,666,992
Acquired in-process research and development	—	—	272,500	75,000
Selling, general and administrative	4,238,910	2,673,277	9,851,314	7,579,095
Total Operating Cost and Expenses	9,221,787	7,493,320	24,804,326	20,941,239

Operating Earnings	594,878	1,181,185	3,669,480	4,257,634

Interest expense	124,339	149,102	404,055	401,791
Interest (income)	(20,816)	(15,590)	(61,400)	(83,293)
Net foreign exchange loss (gain)	(5,018)	(20,956)	(48,180)	8,180
Other (income) expense, net	(5,222)	4,519	130,068	(14,048)
Earnings Before Taxes	501,595	1,064,110	3,244,937	3,945,004
Taxes on Earnings	198,414	173,450	135,156	759,679
Net Earnings	$303,181	$890,660	$3,109,781	$3,185,325

Basic Earnings Per Common Share	$0.19	$0.58	$1.99	$2.06

Diluted Earnings Per Common Share	$0.19	$0.57	$1.98	$2.04

Cash Dividends Declared Per Common Share	$0.48	$0.44	$1.44	$1.32

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,558,556	1,545,413	1,555,482	1,546,147
Dilutive Common Stock Options and Awards	9,731	8,639	8,617	9,838

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,568,287	1,554,052	1,564,099	1,555,985

Outstanding Common Stock Options Having No Dilutive Effect	61,201	66,479	60,653	29,403

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2011	2010
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,109,781	$3,185,325
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	1,154,198	904,219
Amortization of intangibles	1,241,267	1,010,508
Share-based compensation	320,103	330,236
Acquired in-process research and development	272,500	—
Trade receivables	272,530	476,209
Inventories	47,521	(52,884)
Other, net	1,150,828	565,849
Net Cash From Operating Activities	7,568,728	6,419,462

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,216,765)	(723,742)
Acquisitions of businesses and technologies, net of cash acquired	(672,500)	(9,120,043)
(Purchases of) proceeds from sales of investment securities, net	(1,093,548)	1,973,697
Release of (deposit of) restricted funds	1,870,000	(1,870,000)
Other	9,171	(7,838)
Net Cash (Used in) Investing Activities	(1,103,642)	(9,747,926)

Cash Flow From (Used in) Financing Activities:
Repayments of short-term debt and other	(786,830)	(1,419,671)
Proceeds from issuance of long-term debt	—	3,000,000
Payment of long-term debt	(2,008,836)	(1,254)
Purchases of common shares	(74,428)	(866,173)
Proceeds from stock options exercised, including income tax benefit	317,463	272,045
Dividends paid	(2,186,006)	(1,979,374)
Net Cash (Used in) Financing Activities	(4,738,637)	(994,427)

Effect of exchange rate changes on cash and cash equivalents	(325,521)	(668,303)

Net Increase (Decrease) in Cash and Cash Equivalents	1,400,928	(4,991,194)
Cash and Cash Equivalents, Beginning of Year	3,648,371	8,809,339
Cash and Cash Equivalents, End of Period	$5,049,299	$3,818,145

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2011	December 31 2010
		(As Adjusted
		See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$5,049,299	$3,648,371
Investments, primarily U.S. treasury bills, time deposits and certificates of deposit	2,927,203	1,803,079
Restricted funds, primarily U.S. treasury bills	—	1,872,490
Trade receivables, less allowances of $470,734 in 2011 and $388,564 in 2010	7,043,542	7,184,034
Inventories:
Finished products	2,295,831	2,058,735
Work in process	389,147	383,580
Materials	584,339	746,419
Total inventories	3,269,317	3,188,734
Prepaid expenses, deferred income taxes, and other receivables	4,805,055	4,620,821
Total Current Assets	23,094,416	22,317,529
Investments	392,788	302,049
Property and Equipment, at Cost	17,519,806	17,374,302
Less: accumulated depreciation and amortization	9,542,346	9,403,346
Net Property and Equipment	7,977,460	7,970,956
Intangible Assets, net of amortization	10,793,177	12,151,628
Goodwill	16,231,185	15,930,077
Deferred Income Taxes and Other Assets	1,139,150	790,027
	$59,628,176	$59,462,266
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,589,563	$4,349,796
Trade accounts payable	1,601,998	1,535,759
Salaries, wages and commissions	1,323,356	1,328,665
Other accrued liabilities	7,649,429	6,014,772
Dividends payable	747,762	680,749
Income taxes payable	466,855	1,307,723
Current portion of long-term debt	34,998	2,044,970
Total Current Liabilities	15,413,961	17,262,434
Long-term Debt	13,096,767	12,523,517
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	6,428,476	6,911,184
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2011: 1,626,357,001; 2010: 1,619,689,876	9,102,857	8,744,703
Common shares held in treasury, at cost - Shares: 2011: 68,561,423; 2010: 72,705,928	(3,691,223)	(3,916,823)
Earnings employed in the business	20,052,443	19,215,768
Accumulated other comprehensive income (loss)	(860,277)	(1,366,846)
Total Abbott Shareholders’ Investment	24,603,800	22,676,802
Noncontrolling Interests in Subsidiaries	85,172	88,329
Total Shareholders’ Investment	24,688,972	22,765,131
	$59,628,176	$59,462,266

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million, respectively.  In addition, net sales, operating earnings and net earnings for the three months ended September 30, 2010 would have increased by $302 million, $25 million and $15 million, respectively, and net sales, operating earnings and net earnings for the nine months ended September 30, 2010 would have increased by $397 million, $63 million and $50 million, respectively.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and nine months ended September 30, 2011 were $302 million and $3.102 billion, respectively, and net earnings allocated to common shares for the three months and nine months ended September 30, 2010 were $889 million and $3.177 billion, respectively.

Other, net in Net cash from operating activities for 2011 includes the non-cash impact of a litigation reserve of $1.5 billion which was partially offset by $570 million of tax benefits related to the favorable resolution of various tax positions pertaining to prior years.  In addition, Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $390 million and $510 million, respectively, and to the post-employment medical and dental benefit plans of $40 million and $66 million, respectively.

The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court’s decision.  In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considered these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision. In June 2011 the Federal Circuit denied Centocor’s petition and the restrictions on the funds were lifted.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

The components of long-term investments as of September 30, 2011 and December 31, 2010 are as follows:

	September 30	December 31
(dollars in millions)	2011	2010
Equity securities	$296	$240
Debt obligations issued by various governments	97	62
Total	$393	$302

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  Taxes on earnings in 2011 reflect the effect of the tax rate applied to a litigation reserve in the third quarter and the recognition of $570 million of tax benefits in the first nine months as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $500 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages.  In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest.  On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision.  In June 2011 the Federal Circuit denied Centocor’s request to reconsider.  Centocor has until November 10, 2011 to ask the U.S. Supreme Court to review the Federal Circuit’s decision.  Abbott is confident in the merits of its case and, as a result, no reserves have been recorded in this case.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott’s sales and marketing activities for Depakote.  The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  Discussions to resolve potential civil and criminal claims arising from this matter have advanced to a point where Abbott believes a loss is probable and estimable and therefore, Abbott recorded a charge of $1.5 billion in the third quarter of 2011.  If the discussions are successfully concluded, Abbott expects the discussions to result in resolution of the Depakote-related federal claims, as well as similar state Medicaid-related claims.  However, the discussions are ongoing, and until concluded, there can be no certainty about definitive resolution.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $1.58 billion to $1.61 billion, which includes the $1.5 billion charge discussed above.  The recorded reserve balance at September 30, 2011 for these proceedings and exposures was approximately $1.6 billion.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations except for the government investigation discussed in the third paragraph of this footnote, the resolution of which is expected to be material to cash flows in a given year.

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost — benefits earned during the period	$95	$77	$251	$234	$14	$17	$41	$45
Interest cost on projected benefit obligations	131	117	350	351	22	24	66	76
Expected return on plans’ assets	(171)	(155)	(471)	(453)	(9)	(9)	(25)	(23)
Settlement	36	—	36	—	—	—	—	—
Net amortization	43	28	125	83	(1)	2	(3)	13
Net Cost	$134	$67	$291	$215	$26	$34	$79	$111

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2011 and 2010, $390 million and $510 million, respectively, was contributed to defined benefit plans and $40 million and $66 million, respectively, was contributed to the post-employment medical and dental benefit plans.

Note 6 — Comprehensive Income, net of tax

	Three Months Ended		Nine Months Ended
	September 30		September 30
(dollars in millions)	2011	2010	2011	2010
Foreign currency translation (loss) gain adjustments	$(1,494)	$1,153	$479	$(2,573)
Amortization of net actuarial losses and prior service cost and credits	28	4	81	1
Unrealized (loss) gains on marketable equity securities	(8)	20	3	63
Net adjustments for derivative instruments designated as cash flow hedges	36	(30)	(56)	172
Other comprehensive (loss) income, net of tax	(1,438)	1,147	507	(2,337)
Net Earnings	303	891	3,110	3,185
Comprehensive (Loss) Income	$(1,135)	$2,038	$3,617	$848

	Sept. 30 2011	Dec. 31 2010
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) adjustments	$(1,223)	$(744)
Net actuarial losses and prior service cost and credits	2,139	2,220
Cumulative unrealized (gains) on marketable equity securities	(27)	(24)
Cumulative (gains) on derivative instruments designated as cash flow hedges	(29)	(85)

Notes to Condensed Consolidated Financial Statements

September 30, 2011

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010
Proprietary Pharmaceutical Products	$4,298	$3,787	$12,242	$10,852	$1,879	$1,684	$4,919	$4,456
Established Pharmaceutical Products	1,389	1,133	4,023	3,063	311	233	933	648
Nutritional Products	1,537	1,365	4,450	4,099	205	164	540	591
Diagnostic Products	1,025	916	3,046	2,779	199	137	555	442
Vascular Products	828	790	2,507	2,372	257	261	700	686
Total Reportable Segments	9,077	7,991	26,268	23,165	2,851	2,479	7,647	6,823
Other	740	684	2,206	2,034
Net Sales	$9,817	$8,675	$28,474	$25,199
Corporate functions and benefit plans costs					(108)	(114)	(344)	(455)
Non-reportable segments					39	(20)	173	211
Net interest expense					(104)	(134)	(343)	(318)
Share-based compensation (a)					(68)	(73)	(320)	(330)
Acquired in-process research and development					—	—	(273)	(75)
Other, net (b)					(2,108)	(1,074)	(3,295)	(1,911)
Consolidated Earnings Before Taxes					$502	$1,064	$3,245	$3,945

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the third quarter and nine months 2011 includes a charge of $1.5 billion related to a previously disclosed government investigation.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

Note 8 — Incentive Stock Programs

In the first nine months of 2011, Abbott granted 1,757,339 stock options, 619,294 replacement stock options, 1,167,570 restricted stock awards and 6,523,222 restricted stock units under these programs.  At September 30, 2011, approximately 180 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2011 is as follows:

	Outstanding	Exercisable
Number of shares	98,662,170	94,774,011
Weighted average remaining life (years)	4.4	4.2
Weighted average exercise price	$50.61	$50.61
Aggregate intrinsic value (in millions)	$276	$268

The total unrecognized share-based compensation cost at September 30, 2011 amounted to approximately $310 million which is expected to be recognized over the next three years.

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

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the three months and nine months ended September 30, 2010 would have been $8.7 billion and $25.8 billion, $900 million and $3.2 billion and $0.57 and $2.04, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

September 30, 2011

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

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date.  The acquisition was financed with cash.  The allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill.  Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and are amortized over an average of 19 years.

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

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $603 million and $1.3 billion at September 30, 2011 and December 31, 2010, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of September 30, 2011 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2011 and 2010.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2011 and December 31, 2010, Abbott held $14.7 billion and $10.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $690 million and approximately $650 million as of September 30, 2011 and December 31, 2010, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at September 30, 2011 and $7.3 billion at December 31, 2010 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2011 or 2010 for these hedges.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2011 and December 31, 2010:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	Sept. 30 2011	Dec. 31 2010	Balance Sheet Caption	Sept. 30 2011	Dec. 31 2010	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$616	$138	Deferred income taxes and other assets	$—	$36	Post-employment obligations, deferred income taxes and other long-term liabilities

Interest rate swaps designated as fair value hedges	—	8	Prepaid expenses, deferred income taxes, and other receivables	—	—	n/a

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	19 60	16 109	Prepaid expenses, deferred income taxes, and other receivables	6 72	10 120	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	690	650	Short-term borrowings
	$695	$271		$768	$816

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2011 and 2010 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2011 and 2010 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(22)	$69	$(98)	$130	$(29)	$26	$14	$26	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(30)	(34)	(40)	(60)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	415	272	506	598	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	60	(22)	(30)	62	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2011 and December 31, 2010 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30 2011		December 31 2010
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Securities:
Current	$30	$30	$—	$—
Long-term:
Equity securities	296	296	240	240
Debt obligations issued by various governments	97	74	62	43
Total Long-term Debt	(13,133)	(15,160)	(14,568)	(15,723)
Foreign Currency Forward Exchange Contracts:
Receivable position	79	79	125	125
(Payable) position	(78)	(78)	(130)	(130)
Interest Rate Hedge Contracts:
Receivable position	616	616	146	146
(Payable) position	—	—	(36)	(36)

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2011:
Available for sale equity securities	$76	$76	$—	$—
Debt obligations issued by various governments	97	—	97	—
Interest rate swap derivative financial instruments	616	—	616	—
Foreign currency forward exchange contracts	79	—	79	—
Total Assets	$868	$76	$792	$—

Fair value of hedged long-term debt	$7,483	$—	$7,483	$—
Foreign currency forward exchange contracts	78	—	78	—
Contingent consideration related to business combinations	395	—	—	395
Total Liabilities	$7,956	$—	$7,561	$395

December 31, 2010:
Available for sale equity securities	$75	$75	$—	$—
Interest rate swap derivative financial instruments	146	—	146	—
Foreign currency forward exchange contracts	125	—	125	—
Total Assets	$346	$75	$271	$—

Fair value of hedged long-term debt	$7,444	$—	$7,444	$—
Interest rate swap derivative financial instruments	36	—	36	—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	365	—	—	365
Total Liabilities	$7,975	$—	$7,610	$365

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange and other changes in fair value.

Note 11 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $3.3 billion in the first nine months of 2010 related to the acquisitions of Solvay Pharmaceuticals, Piramal Healthcare Limited’s Healthcare Solutions business, STARLIMS Technologies and Facet Biotech.  In addition, in the first quarter of 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill. In 2010 goodwill related to the Solvay Pharmaceuticals and Piramal acquisitions was allocated to the Pharmaceuticals Products segment and goodwill related to the Boston Scientific payment was allocated to the Vascular Products segment.  Foreign currency translation adjustments and other adjustments increased goodwill in the first nine months of 2011 by approximately $300 million and decreased goodwill in the first nine months of 2010 by approximately $920 million.  The amount of goodwill related to pharmaceutical segments at September 30, 2011 was $9.6 billion and will be allocated to the Proprietary Products and Established Products segments using a relative fair value approach after additional analysis is completed.  Goodwill was $208 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment and $2.7 billion for the Vascular Products segment.  There were no significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.7 billion as of September 30, 2011 and $17.3 billion as of December 31, 2010, and accumulated amortization was $7.8 billion as of September 30, 2011 and $6.5 billion as of December 31, 2010.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $900 million and $1.4 billion at September 30, 2011 and December 31, 2010, respectively.  In the second quarter of 2011, Abbott recorded an impairment charge of $125 million for certain research and development intangible assets related to a non-reportable segment due to changes in the projected development and regulatory timeframes for the project.  The charge was based on a discounted cash flow analysis and is included in research and development expenses. The estimated annual amortization expense for intangible assets is approximately $1.6 billion in 2011, $1.2 billion in 2012, $1.1 billion in 2013, $945 million in 2014 and $825 million in 2015.  Amortizable intangible assets are amortized over 2 to 30 years (average 12 years).

Note 12 — Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In the first quarter of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative.  Charges of $12 million and $7 million were recorded in the first nine months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(71)	(96)
Accrued balance at September 30	$122	$49

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Under this plan, Abbott recorded charges to Cost of products sold, Research and Development and Selling, General and Administrative of approximately $81 million, $133 million and $222 million, respectively. Charges of approximately $95 million were recorded in the first nine months of 2011 relating to this restructuring, primarily for accelerated depreciation.  Additional charges will occur through 2012 primarily related to additional employee-related and asset disposal costs.  The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$410	$—
Restructuring charges	—	436
Payments and other adjustments	(179)	(37)
Accrued balance at September 30	$231	$399

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  A charge of $31 million was recorded in Cost of products sold for the 2011 restructuring.  Additional charges of approximately $28 million and $45 million were recorded in the first nine months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2015 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.  The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Restructuring charges	31	—
Payments and other adjustments	(27)	(9)
Accrued balance at September 30	$92	$89

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited), continued

Note 13 — Separation into Two Publicly Traded Companies

In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals.  To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott’s Proprietary Pharmaceutical Products segment.  The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company and is expected to be completed by the end of 2012.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended September 30			Nine Months Ended September 30
(dollars in millions)	2011	Percent Change	2010	2011	Percent Change	2010
Proprietary Pharmaceutical Products	$4,298	13.5	$3,787	$12,242	12.8	$10,852
Established Pharmaceutical Products	1,389	22.6	1,133	4,023	31.3	3,063
Nutritional Products	1,537	12.6	1,365	4,450	8.6	4,099
Diagnostic Products	1,025	11.9	916	3,046	9.6	2,779
Vascular Products	828	4.7	790	2,507	5.7	2,372
Total Reportable Segments	9,077	13.6	7,991	26,268	13.4	23,165
Other	740	8.3	684	2,206	8.4	2,034
Net Sales	$9,817	13.2	$8,675	$28,474	13.0	$25,199

Total U.S.	$4,088	5.8	$3,862	$11,543	5.8	$10,906

Total International	$5,729	19.1	$4,813	$16,931	18.5	$14,293

The net sales growth for the third quarter and first nine months of 2011 reflects unit growth, the acquisition of Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  The net sales growth for the first nine months of 2011 also reflects the acquisition of Solvay’s pharmaceuticals business in February 2010.  Excluding 5.3 percent and 3.8 percent of favorable exchange for the third quarter and first nine months of 2011, net sales increased 7.9 percent and 9.2 percent, respectively.  The relatively weaker U.S. dollar increased third quarter 2011 Total International sales by 9.5 percent, Proprietary Pharmaceutical Products segment sales by 4.6 percent, Established Pharmaceutical Products segment sales by 9.5 percent, Nutritional Product segment sales by 3.1 percent, Diagnostic Products segment sales by 6.5 percent and Vascular Products segment sales by 5.3 percent over the third quarter of 2010.  The relatively weaker U.S. dollar increased the first nine months 2011 Total International sales by 6.7 percent, Proprietary Pharmaceutical Products segment sales by 3.2 percent, Established Pharmaceutical Products segment sales by 7.0 percent, Nutritional Product segment sales by 2.7 percent, Diagnostic Products segment sales by 4.6 percent and Vascular Products segment sales by 3.8 percent over the first nine months of 2010.  Sales growth in the Proprietary Pharmaceutical Products segment was impacted by the acquisition of Solvay Pharmaceuticals in February 2010.  Sales growth in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisition of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare Solutions business in September 2010.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

	Nine Months Ended September 30
(dollars in millions)	2011	Percent Change	2010
Proprietary Pharmaceutical Products —
U.S. Proprietary	$6,649	9.2	$6,088
International Proprietary	5,593	17.4	4,764

Nutritional Products —
U.S. Pediatric Nutritionals	931	2.9	905
International Pediatric Nutritionals	1,420	14.8	1,237
U.S. Adult Nutritionals	1,030	1.9	1,011
International Adult Nutritionals	1,055	15.4	914

Diagnostics —
Immunochemistry	2,331	8.9	2,140

The increase in U.S. Proprietary product sales in 2011 is due to the acquisition of Solvay Pharmaceuticals in February 2010 and to increased sales of HUMIRA, Niaspan, Synthroid and Lupron and was partially offset by decreased sales of Zemplar.  Increased sales of HUMIRA favorably impacted International Proprietary products sales in 2011.  Abbott expects to exceed its previous forecast of growth in the high teens for worldwide HUMIRA sales in 2011.  International Pediatric and Adult Nutritionals sales increased in 2011 due primarily to volume growth in developing countries.  The relatively weaker U.S. dollar increased International Pediatric sales, International Adult Nutritional and Immunochemistry sales in 2011 by 4.2 percent, 6.2 percent and 5.1 percent, respectively.

The gross profit margin was 59.5 percent for the third quarter 2011, compared to 56.9 percent for the third quarter 2010.  First nine months 2011 gross profit margin was 58.9 percent compared to 57.9 percent for the first nine months 2010.  Excluding charges for the impairment of an intangible asset and for restructuring, the gross profit margins for the third quarter and first nine months of 2010 were 60.0 percent and 58.9 percent, respectively.  Gross profit margins in 2011 were impacted by additional rebates under health care reform, the carryover effect of 2010 pharmaceutical pricing actions by European governments, and an unfavorable impact from foreign exchange rates.

Research and development expenses decreased 6.4 percent in the third quarter 2011 and increased 11.7 percent for the first nine months 2011 over comparable 2010 periods.  Excluding impairment charges and integration expenses in both 2011 and 2010, research and development expensed increased 8.2 percent in the third quarter 2011 and 10.2 percent for the nine months ended September 30, 2011.  The increase for the first nine months 2011 reflects the acquisitions of Solvay Pharmaceuticals in February 2010 and Facet Biotech in April 2010.  These increases also reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products.

Selling, general and administrative expenses for the third quarter and first nine months 2011 includes a litigation reserve of $1.5 billion related to ongoing settlement discussions in the previously disclosed government investigation related to Depakote.  Excluding the effect of this item, Selling, general and administrative expenses for the third quarter and first nine months 2011 increased 2.5 percent and 10.2 percent, respectively, over the comparable 2010 periods.  The increases reflect the acquisitions of Solvay Pharmaceuticals in February of 2010 and Piramal Healthcare in September of 2010 and the impact of the pharmaceutical fees associated with U.S. health care reform.   2011 also reflects increased selling and marketing support for new and existing products, including spending for HUMIRA and inflation.

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

Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010, unaudited pro forma net sales, net earnings and diluted earnings per share for the three months and nine months ended September 30, 2010 would have been $8.7 billion and $25.8 billion, $900 million and $3.2 billion and $0.57 and $2.04, respectively.  The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition and integration expenses.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

On September 8, 2010, Abbott acquired Piramal Healthcare Limited’s Healthcare Solutions business, a leader in the Indian branded generics market, for $2.2 billion, in cash, plus additional payments of $400 million annually in 2011, 2012, 2013 and 2014.  Abbott recorded a $1.6 billion liability for the present value of the additional payments at the acquisition date.  The acquisition was financed with cash.  The allocation of the fair value of the acquisition resulted in the recording of $2.7 billion of deductible acquired intangible assets and $1.0 billion of deductible goodwill.  Acquired intangible assets consist primarily of trade names, customer relationships and associated rights and are amortized over an average of 19 years.

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

Restructuring Plans

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  In the first quarter of 2011, Abbott recorded $49 million to Cost of products sold, $18 million to Research and development and $49 million to Selling, general and administrative.  Charges of $12 million and $7 million were recorded in the first nine months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2011	2010
Accrued balance at January 1	$77	$145
Restructuring charges	116	—
Payments and other adjustments	(71)	(96)
Accrued balance at September 30	$122	$49

In the third quarter of 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  Under this plan, Abbott recorded charges to Cost of products sold, Research and Development and Selling, General and Administrative of approximately $81 million, $133 million and $222 million, respectively.   Charges of approximately $95 million were recorded in the first nine months of 2011 relating to this restructuring, primarily for accelerated depreciation.  Additional charges will occur through 2012 primarily related to additional employee-related and asset disposal costs.  The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$410	$—
Restructuring charges	—	436
Payments and other adjustments	(179)	(37)
Accrued balance at September 30	$231	$399

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business. A charge of $31 million was recorded in Cost of products sold for the 2011 restructuring. Additional charges of approximately $28 million and $45 million were recorded in the first nine months of 2011 and 2010, respectively, relating to these restructurings, primarily for accelerated depreciation and product transfer costs. Additional charges will occur through 2015 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines. The following summarizes the activity for this restructuring: (dollars in millions)

	2011	2010
Accrued balance at January 1	$88	$98
Restructuring charges	31	—
Payments and other adjustments	(27)	(9)
Accrued balance at September 30	$92	$89

FINANCIAL REVIEW

(continued)

Interest Expense (Income)

Interest expense decreased in the third quarter 2011 compared to 2010 due to lower interest rates.  Interest income decreased in the first nine months 2011 compared to 2010 primarily as a result of lower rates and investment levels.

Change in Accounting Principle, Other (income) expense, net

Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries.  Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the three months ended March 31, 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Had the financial statements been revised, net sales, operating earnings and net earnings in calendar 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in calendar 2010 would have decreased by $21 million, $195 million and $175 million, respectively.  In addition, net sales, operating earnings and net earnings for the three months ended September 30, 2010 would have increased by $302 million, $25 million and $15 million, respectively, and net sales, operating earnings and net earnings for the nine months ended September 30, 2010 would have increased by $397 million, $63 million and $50 million, respectively.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  Taxes on earnings in 2011 reflect the effect of the tax rate applied to a litigation reserve in the third quarter and the recognition of $570 million of tax benefits in the first nine months as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $500 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

As a result of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act which were signed into law in the first quarter of 2010, Abbott recorded a charge of approximately $60 million in the first quarter 2010 to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy.

Separation into Two Publicly Traded Companies

In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals.  To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott’s Proprietary Pharmaceutical Products segment.  The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company and is expected to be completed by the end of 2012.

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources September 30, 2011 Compared with December 31, 2010

Net cash from operating activities for the first nine months 2011 totaled approximately $7.6 billion. Other, net in Net cash from operating activities for 2011 includes the non-cash impact of a litigation reserve of $1.5 billion which was partially offset by $570 million of tax benefits related to the favorable resolution of various tax positions pertaining to prior years.  In addition, Other, net in Net cash from operating activities for 2011 and 2010 includes the effects of contributions to defined benefit plans of $390 million and $510 million, respectively, and to the post-employment medical and dental benefit plans of $40 million and $66 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

For the nine months ended September 30, 2011 and 2010, the reductions in cash and cash equivalents due to the effect of exchange rate changes was primarily driven by the impact of changes in the value of the U.S. dollar compared to the euro on non-dollar denominated cash and cash equivalents.  While future fluctuations in the strength of the U.S. dollar against foreign currencies could have a substantial effect on the dollar value of Abbott’s cash and cash equivalents, such fluctuations are not expected to materially impact Abbott’s liquidity.

As discussed in Note 4 to the consolidated financial statements, the United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott’s sales and marketing activities for Depakote.  Abbott recorded a non-cash charge of $1.5 billion in the third quarter of 2011 related to this investigation.  However, the discussions to resolve potential civil and criminal claims related to this matter are ongoing, and until concluded, there can be no certainty about definitive resolution.  The ultimate resolution of this matter in any reporting period is expected to have a material impact on Abbott’s cash flows for that year.

Working capital was $7.7 billion at September 30, 2011 and $5.1 billion at December 31, 2010.

At September 30, 2011 Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013.

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

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and no shares were purchased under this authorization in the first nine months of 2011.  In the first nine months of 2010, 14.8 million shares were purchased under this authorization at a cost of approximately $800 million.

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

FINANCIAL REVIEW

(continued)

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2011, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2011) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the investigation discussed in the third paragraph of Note 4 to Abbott’s financial statements, the resolution of which is expected to be material to cash flows in a given year.

In its 2010 Form 10-K, Abbott reported that litigation is pending in The Netherlands in which Medinol Limited (Medinol) asserts that Abbott’s Vision, Xience V, Xience Prime and Multi-Link 8 stent systems infringe one of Medinol’s European stent design patents, and that in December 2009, the Dutch court found that Abbott’s stent systems do not infringe Medinol’s patent.  In July 2011, Medinol appealed to The Hague Court of Appeal.

In its 2010 Form 10-K, Abbott reported that litigation is pending in the High Court of Justice in the United Kingdom in which Abbott asserts that its stent systems do not infringe three Medinol European patents and that these patents are invalid.  Abbott also reported that, in

October 2010, the High Court found that Abbott’s products do not infringe the three Medinol patents and that one of the patents was invalid in the United Kingdom.  Both parties have appealed aspects of this decision.  In a separate proceeding, the European Patent Office (EPO) revoked the patent that had also been found invalid by the High Court.  In September 2011, Medinol withdrew its appeal of the EPO’s decision, which caused the patent’s revocation to become final in all the countries that are members of the EPO, including the United Kingdom.

In September 2011, Abbott filed a lawsuit in the United States District Court for the District of New Jersey in which Abbott and its subsidiary, Laboratoires Fournier, S.A. (Fournier), the patent owner, allege infringement of three patents relating to fenofibrate tablets (a drug Abbott sells under the trademark Tricor®) and seek injunctive relief against Mylan Inc. and Mylan Pharmaceuticals Inc. (Mylan).  Abbott’s subsidiary, Fournier Laboratories Ireland Ltd., also filed a lawsuit with joint patent owner, EDT Pharma Holdings Ltd., alleging infringement of two jointly-owned patents relating to fenofibrate tablets and seeking injunctive relief against Mylan.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	24,000	(1)	$52.842	0	$3,392,180,505	(2)
August 1, 2011 – August 31, 2011	64,833	(1)	$50.948	0	$3,392,180,505	(2)
September 1, 2011 – September 30, 2011	66,016	(1)	$51.566	0	$3,392,180,505	(2)
Total	154,849	(1)	$51.505	0	$3,392,180,505	(2)

1.                           These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options -  24,000 in July, 41,833 in August, and 43,016 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in July, 23,000 in August, and 23,000 in September.

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

Date: November 4, 2011

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 4, 2011, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.