Form 10-K
period 2011-12-31
ABBOTT LABORATORIES
filed 2012-02-21
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (847) 937-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

The aggregate market value of the 1,503,071,318 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2011), was $79,091,612,753. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2012: 1,572,356,859

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 15, 2012.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has five reportable revenue segments: Proprietary Pharmaceutical Products, Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products.

        On October 19, 2011, Abbott announced that it plans to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals. The diversified medical products company will consist of Abbott's existing diversified medical products portfolio, including its branded generic pharmaceutical, devices, diagnostic and nutritional businesses, and will retain the Abbott name. The research-based pharmaceutical company will include Abbott's current portfolio of proprietary pharmaceuticals and biologics and will be named later.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Proprietary Pharmaceutical Products

        These products include a broad line of adult and pediatric pharmaceuticals manufactured, marketed, and sold worldwide (except as noted) and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served. Certain products are co-marketed or co-promoted with other companies.

        The principal products included in the Proprietary Pharmaceutical Products segment are:

  •
  Humira®, for the treatment of rheumatoid arthritis, psoriatic arthritis, ankylosing spondylitis, psoriasis, juvenile idiopathic arthritis, and Crohn's disease;

  •
  TriCor®, Trilipix®, Simcor®, and Niaspan®, for the treatment of dyslipidemia (marketed and sold in the United States);

  •
  Kaletra®, also marketed as Aluvia®, and Norvir®, protease inhibitors for the treatment of HIV infection;

  •
  Lupron®, also marketed as Lucrin®, and Lupron Depot®, used for the palliative treatment of advanced prostate cancer, treatment of endometriosis and central precocious puberty, and for the preoperative treatment of patients with anemia caused by uterine fibroids;

  •
  Synagis®, for the prevention of respiratory syncytial virus (RSV);

  •
  AndroGel®, for the treatment of adult males who have low testosterone (marketed and sold in the United States);

  •
  the anesthesia products sevoflurane (sold in the United States under the trademark Ultane® and outside of the United States primarily under the trademark Sevorane® and in a few other markets as Ultane®), isoflurane, and enflurane;

  •
  Zemplar®, for the prevention and treatment of secondary hyperparathyroidism associated with chronic kidney disease and Stage 5 treatment;

  •
  Synthroid®, for the treatment of hypothyroidism (marketed and sold in the United States); and

  •
  Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis (marketed and sold in the United States).

        The Proprietary Pharmaceutical Products segment directs its primary marketing efforts toward securing the prescription, or recommendation, of Abbott's brand of products by physicians. Managed care providers (for example, health maintenance organizations and pharmacy benefit managers) and state and federal governments and agencies (for example, the United States Department of Veterans Affairs and the United States Department of Defense) are also important customers.

        Competition in the Proprietary Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. The search for technological innovations in pharmaceutical products is a significant aspect of competition in this segment. The introduction of new products by competitors and changes in medical practices and procedures can result in product obsolescence in the Proprietary Pharmaceutical Products segment. Price can also be a factor. In addition, the substitution of generic drugs for the brand prescribed has increased competitive pressures on pharmaceutical products that do not have patent protection.

Established Pharmaceutical Products

        These products include a broad line of branded generic pharmaceuticals manufactured, marketed, and sold outside the United States and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, specialty pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses, depending on the market served. Certain products are co-marketed or co-promoted with other companies.

        The principal products included in the Established Pharmaceutical Products segment are:

  •
  Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis (marketed and sold outside the United States);

  •
  the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®);

  •
  Influvac®, an influenza vaccine available during flu season;

  •
  Serc®, for the treatment of Ménière's disease and vestibular vertigo;

  •
  Brufen®, for the treatment of pain, fever and inflammation;

  •
  Synthroid®, for the treatment of hypothyroidism (marketed and sold outside the United States);

  •
  Duspatal® and Dicetel®, for the treatment of irritable bowel syndrome or biliary spasm;

  •
  Duphaston®, for the treatment of many different gynecological disorders;

  •
  Adomet®, Heptral®, Transmetil®, Samyr®, and Donamet®, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms;

  •
  Duphalac®, for regulation of the physiological rhythm of the colon;

  •
  Lipanthyl® and TriCor®, for the treatment of dyslipidemia (marketed and sold outside the United States); and

  •
  Teveten® and Teveten® Plus, for the treatment of essential hypertension, and Physiotens®, for the treatment of hypertension.

        The Established Pharmaceutical Products segment directs its primary marketing efforts toward securing the prescription, or recommendation, of Abbott's brand of products by physicians both in the primary care and secondary (hospital) care environment. Government agencies are also important customers.

        Competition in the Established Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. Changes to government tenders and reimbursement schemes are significant factors with respect to pricing. In addition, the substitution of generic drugs for the brand prescribed and introduction of additional forms of already marketed established products by generic or branded competitors have increased competitive pressures.

Diagnostic Products

        These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide to blood banks, hospitals, commercial laboratories, clinics, physicians' offices, government agencies, alternate-care testing sites, and plasma protein therapeutic companies. The segment's products are generally marketed and sold directly from Abbott-owned distribution centers, public warehouses and third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay and clinical chemistry systems, including ARCHITECT®, AxSYM®, and ABBOTT PRISM®;

  •
  assays used for screening and/or diagnosis for drugs of abuse, cancer, therapeutic drug monitoring, fertility, physiological diseases, and infectious diseases such as hepatitis and HIV;

  •
  the m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples, and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG;

  •
  the Vysis® product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit; the UroVysion® bladder cancer recurrence kit; and the Vysis ALK Break Apart FISH Probe Kit, the only FDA-approved companion diagnostic to Pfizer's approved non-small-cell lung cancer therapy XALKORI®;

  •
  informatics and automation solutions for use in the laboratory;

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

Nutritional Products

        These products include a broad line of pediatric and adult nutritional products manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to customers and to institutions, wholesalers, retailers, health care facilities, government agencies, and third-party distributors from Abbott-owned distribution centers or third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        Principal products in the Nutritional Products segment include:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®Advance®, Similac® Advance® with EarlyShield®, Similac®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Similac Go&Grow®, Similac® NeoSure®, Similac® Organic, Similac Special Care®, Similac® Total Comfort®, Isomil® Advance®, Isomil®, Alimentum®, Gain®, and Grow®;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Muscle Health, Ensure® (with Nutrivigor®), Glucerna®, Glucerna® Hunger Smart®, ProSure®, PediaSure®, PediaSure Sidekicks®, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego (Enteral Pump) and Freego® sets, and Nepro®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

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

        The principal products included in the Vascular Products segment are:

  •
  Xience Prime®, Xience nano™, and Xience V®, drug-eluting stent systems developed on the Multi-Link Vision® platform;

  •
  Multi-Link 8®, Multi-Link Vision® and Multi-Link Mini Vision®, coronary metallic stents;

  •
  TREK® and Voyager®, balloon dilatation products;

  •
  Hi-Torque Balance Middleweight Elite® and ASAHI® coronary guidewires (licensed from Asahi Intecc Co., Ltd.);

  •
  StarClose® and Perclose® vessel closure devices;

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems;

  •
  MitraClip®, a percutaneous valve repair system; and

  •
  Absorb®, a drug-eluting bioresorbable vascular scaffold.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and all countries of major marketing interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 6. These, and various patents which expire during the period 2012 to 2031, in the aggregate are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, trademark (or related group of patents, licenses, or trademarks), except for those related to adalimumab (which is sold under the trademark Humira®), are material in relation to Abbott's business as a whole. The United States composition of matter (that is, compound) patents covering adalimumab will expire in December 2016. In addition, the following patents, licenses, and trademarks are significant for Abbott's Pharmaceutical Products segment: those related to lopinavir/ritonavir (which is sold under the trademarks Kaletra® and Aluvia™), those related to fenofibrate (which is sold under the trademarks TriCor® and Trilipix®), those related to niacin (which is sold under the trademarks Niaspan® and Simcor®), and those related to testosterone (which is sold under the trademark AndroGel®). The United States composition of matter patent covering lopinavir will expire in 2016. The United States non-composition of matter patent covering lopinavir/ritonavir will expire in 2016. The principal United States non-composition of matter patents covering the fenofibrate products will expire in 2018, 2020, 2023, and 2025. The principal United States non-composition of matter patents covering the niacin products will expire in 2013, 2017, and 2018. The principal non-composition of matter patent covering AndroGel® will expire in 2020 for the 1.62% formulation and, due to pediatric exclusivity, in 2021 for the 1% formulation. Litigation related to the products listed above is discussed in Legal Proceedings on pages 17 through 21. Agreements that may affect exclusivity are discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations" on pages 28 through 50.

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

Research and Development

        Abbott spent $4,129,414,000 in 2011, $3,724,424,000 in 2010, and $2,743,733,000 in 2009, on research to discover and develop new products and processes and to improve existing products and processes. The majority of research and development expenditures is concentrated on proprietary pharmaceutical products.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2011 were approximately $14 million and $60 million, respectively. Capital and operating expenditures for pollution control in 2012 are estimated to be $7 million and $64 million, respectively.

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

Employees

        Abbott employed approximately 91,000 persons as of December 31, 2011.

Regulation

        The development, manufacture, marketing, sale, promotion, and distribution of Abbott's products are subject to comprehensive government regulation. Government regulation by various federal, state, and local agencies, both domestic and international, addresses (among other matters) inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. Abbott's international operations are also affected by trade regulations in many countries that limit the import of raw materials and finished products and by local and international laws and regulations that seek to prevent corruption and bribery in the marketplace (including the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act which provide among other things, guidance on corporate interactions with government officials). In addition, Abbott is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. Prescription drug, nutrition, and medical device manufacturers such as Abbott are also subject to taxes, as well as application, product, user, establishment, and other fees. Governmental agencies can also invalidate intellectual property rights and control the entrance of multi-source drugs for small molecule and generic biologic medicines.

        Compliance with these laws and regulations is costly and materially affects Abbott's business. Among other effects, health care regulations substantially increase the time, difficulty, and costs incurred in obtaining and maintaining approval to market newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and capital investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product's production and sale, and other civil or criminal sanctions, including fines and penalties.

        In addition to regulatory initiatives, Abbott's business can be affected by ongoing studies of the utilization, safety, efficacy, and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies, and others. These studies can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of marketing of such products domestically or globally, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

        Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in the United States and other countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers to continue attempts to reduce the cost of healthcare products. Outside the United States, many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Domestic and foreign budgetary pressures may also heighten the scope and severity of pricing pressures on Abbott's products for the foreseeable future.

        Specifically, U.S. federal laws requiring pharmaceutical manufacturers to pay certain statutorily-prescribed rebates to state Medicaid programs on prescription drugs reimbursed under state Medicaid plans, and the efforts by states to seek additional rebates, affect Abbott's proprietary pharmaceutical business. Similarly, the Veterans Health Care Act of 1992 requires manufacturers to extend additional discounts on pharmaceutical products to various federal agencies, including the Department of Veterans Affairs, Department of Defense, Public Health Service entities and institutions, as well as certain other covered entities. The Act also established the 340B drug discount program, which requires pharmaceutical manufacturers to provide products at reduced prices to designated health care facilities.

        In the United States, most states also have generic substitution legislation requiring or permitting a dispensing pharmacist to substitute a different manufacturer's version of a pharmaceutical product for the one prescribed. In addition, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. End stage renal disease treatment is covered through a bundled payment that likewise creates incentives for providers to control costs. Medicare enters into contracts with private plans to negotiate prices for medicine delivered under Part D.

        In March 2010, Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the "Affordable Care Act"). Under the Affordable Care Act, Abbott pays a fee related to its pharmaceutical sales to government programs. Also in 2011, Abbott began providing a discount of 50 percent for branded prescription drugs sold to patients who fall into the Medicare Part D coverage gap, or "donut hole." In 2013, manufacturers are scheduled to begin paying an excise tax on sales of medical devices. Medicare is also implementing a competitive bidding system for durable medical equipment, enteral nutrition products, and supplies.

        The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2012 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

        In the United States, governmental cost containment efforts also affect Abbott's nutrition business. Under regulations governing the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), all states must have a cost containment program for infant formula. As a result, through competitive bidding states obtain rebates from manufacturers of infant formula whose products are used in the program.

        Abbott expects debate to continue during 2012 at all government levels worldwide over the marketing, availability, method of delivery, and payment for health care products and services. Abbott believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

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

        A number of the provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 require further rulemaking action by governmental agencies to implement. The laws change access to health care products and services and create new fees for the pharmaceutical and medical device industries. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking.

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

The proposed separation of Abbott into two publicly-traded companies may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

        Unforeseen developments, including possible delays in obtaining various tax, regulatory and works council approvals or clearances, could delay or prevent the proposed separation or cause the proposed separation to occur on terms or conditions that are less favorable and/or different than expected. Expenses incurred to accomplish the proposed separation may be significantly higher than Abbott currently anticipates. Following the proposed separation, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of Abbott's common stock would have been had the proposed separation not occurred.

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

        Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product's label or narrow its approved intended use, either of which could reduce the product's market acceptance. If serious safety issues arise with an Abbott product, sales of the product could be halted by Abbott or by regulatory authorities. Safety issues affecting suppliers' or competitors' products also may reduce the market acceptance of Abbott's products.

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

Further deterioration in the economic position and credit quality of certain European countries may negatively affect Abbott's results of operations.

        If economic conditions in certain European countries, including Greece, Portugal, Italy, and Spain, continue to worsen, the time it takes to collect outstanding trade receivables may increase. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including health care. At the same time, ongoing sovereign debt issues, including the impact of recent credit downgrades, could increase Abbott's collection risk given that a significant amount of Abbott's receivables in these countries are with governmental health care systems.

The international nature of Abbott's business subjects it to additional business risks that may cause its revenue and profitability to decline.

        Abbott's business is subject to risks associated with doing business internationally. Sales outside of the United States make up approximately 60 percent of Abbott's net sales. The risks associated with Abbott's operations outside the United States include:

  •
  changes in medical reimbursement policies and programs;

  •
  multiple regulatory requirements that are subject to change and that could restrict Abbott's ability to manufacture, market, and sell its products;

  •
  differing local product preferences and product requirements;

  •
  trade protection measures and import or export licensing requirements;

  •
  difficulty in establishing, staffing, and managing operations;

  •
  differing labor regulations;

  •
  potentially negative consequences from changes in or interpretations of tax laws;

  •
  political and economic instability, including sovereign debt issues;

  •
  price and currency exchange controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action;

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

  •
  Legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, adverse litigation decisions, and issues regarding compliance with any governmental consent decree or agreements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064-6400. The locations of Abbott's principal plants, as of December 31, 2011, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Proprietary Pharmaceutical and Diagnostic Products
Alcobendas, Spain	Non-Reportable
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico*	Non-Reportable
Baddi, India	Established Pharmaceutical Products
Barceloneta, Puerto Rico	Established Pharmaceutical, Proprietary Pharmaceutical, Diagnostic and Vascular Products
Branch Beringen, Switzerland*	Vascular Products
Brockville, Canada	Nutritional Products
Campoverde di Aprilia, Italy	Established Pharmaceutical and Proprietary Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Chatillon, France	Established Pharmaceutical Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Cork, Ireland	Proprietary Pharmaceutical Products
Des Plaines, Illinois	Diagnostic Products
Donegal, Ireland	Non-Reportable
Fairfield, California*	Nutritional Products
Granada, Spain	Nutritional Products
Hangzhou, China	Non-Reportable
Irving, Texas	Diagnostic Products
Jayuya, Puerto Rico	Proprietary Pharmaceutical Products
Karachi, Pakistan	Established Pharmaceutical Products
Katsuyama, Japan	Established Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Ludwigshafen, Germany	Established Pharmaceutical and Proprietary Pharmaceutical Products
Milpitas, California*	Non-Reportable
Murrieta, California	Vascular Products
Neustadt, Germany	Established Pharmaceutical Products
North Chicago, Illinois	Proprietary Pharmaceutical Products
Olst, the Netherlands	Established Pharmaceutical Products
Ottawa, Ontario, Canada*	Diagnostic Products
Princeton, New Jersey	Diagnostic Products
Redwood City, California*	Vascular Products
Santa Clara, California	Diagnostic Products
Singapore	Nutritional Products
Sligo, Ireland	Proprietary Pharmaceutical, Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Tlalpan, Mexico	Established Pharmaceutical Products
Uppsala, Sweden	Non-Reportable
Weesp, the Netherlands	Established Pharmaceutical Products
Wiesbaden, Delkenheim, Germany	Diagnostic Products
Witney, Oxon, England	Non-Reportable
Worcester, Massachusetts	Proprietary Pharmaceutical Products
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, Abbott has manufacturing facilities in seven other locations in the United States, including Puerto Rico, and in five other countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        In the United States, including Puerto Rico, Abbott owns nine distribution centers. Outside the United States, Abbott owns seven distribution centers. Abbott also has twenty-two United States research and development facilities located at: Abbott Park, Illinois; Alameda, California; Albuquerque, New Mexico; Carlsbad, California; Columbus, Ohio (two locations); Des Plaines, Illinois; Fairfield, California; Hollywood, Florida; Irving, Texas; Long Grove, Illinois; Menlo Park, California; Milpitas, California; Mountain View, California; North Chicago, Illinois; Princeton, New Jersey; Redwood City, California; Santa Ana, California; Santa Clara, California; South Irvine, California; Temecula, California; and Worcester, Massachusetts. Outside the United States, Abbott has research and development facilities in Canada, England, Germany, Ireland, Israel, Japan, the Netherlands, Singapore, South Africa, Spain, Sweden, and Switzerland.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2012, except where noted below) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations, except where noted below.

        A case is pending against Abbott in which New York University (NYU) and Centocor, Inc. assert that adalimumab (a drug Abbott sells under the trademark Humira®) infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages. In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest. Abbott appealed the district court's final judgment. In February 2011, the Federal Circuit reversed the district court's final judgment and found Centocor's patent invalid. Centocor, now known as Janssen Biotech, Inc., filed a petition for review with the United States Supreme Court in November 2011. Abbott is confident in the merits of its case and believes that it will prevail.

        Several cases, brought as purported class actions or representative actions on behalf of individuals or entities, are pending against Abbott that allege generally that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid and by private payors. These cases, brought by private plaintiffs, state Attorneys General, and other state government entities, generally seek monetary damages and/or injunctive relief and attorneys' fees. The federal court cases were consolidated for pre-trial purposes in the United States District Court for the District of Massachusetts under the Multi District Litigation Rules as In re: Pharmaceutical Industry Average Wholesale Price Litigation, MDL 1456. Two of the remaining consolidated cases, State of Mississippi, filed in July 2009 on behalf of its state health plan, and a class action case of Medicare Part B consumers and third party payors and other consumers, filed in June 2003, were settled in June 2011. MDL 1456 now includes only one state Attorney General suit filed in August 2006 on behalf of the State of South Carolina. In addition, several cases are pending against Abbott in state courts: Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois; State of South Carolina (on behalf of its state health plan), filed in August 2006 in the Court of Common Pleas, Fifth Judicial Circuit of Richland County, South Carolina; State of Alaska, filed in October 2006 in the Superior Court for the Third Judicial District in Anchorage, Alaska; State of Idaho, filed in January 2007 in the District Court of the Fourth Judicial District in Ada County, Idaho; State of Utah, filed in November 2007 in the Third Judicial District in Salt Lake County, Utah; State of Louisiana, filed in October 2010 in the Nineteenth Judicial District, Parish of Baton Rouge, Louisiana. In October 2011, Abbott settled the case brought by the State of Oklahoma, filed in September 2010 in the District Court of Pottawatomie County, Oklahoma.

        Several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) et al. have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084. These cases, brought by private plaintiffs and the Federal Trade Commission ("FTC"), generally allege Solvay's 2006 patent litigation involving AndroGel was sham litigation and the patent litigation settlement agreement and related agreements with three generic companies violate federal and state antitrust laws and state consumer protection and unjust enrichment laws. Plaintiffs generally seek monetary damages and/or injunctive relief and attorneys' fees. MDL 2084 includes: (a) 3 individual plaintiff lawsuits: Supervalu, Inc. v. Unimed Pharmaceuticals,  Inc. et al., was filed in April 2010 in the Northern District of Georgia; and Rite Aid Corp. et al. v. Unimed Pharmaceuticals, Inc. et al. and Walgreen Co. et al. v. Unimed Pharmaceuticals, Inc. et al., both of which were filed in February 2009 in the United States District Court for the Middle District of Pennsylvania; (b) 7 purported class actions: Meijer, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., Rochester Drug Co-Operative, Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., and Louisiana Wholesale Drug Co., Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., all of which were filed in May 2009 in the United States District Court for the Northern District of Georgia; Fraternal Order of Police v. Unimed Pharmaceuticals, Inc. et al., filed in September 2009 in the United States District Court for the Northern District of Georgia; Jabo's Pharmacy, Inc. v. Solvay Pharmaceuticals, Inc. et al., filed in October 2009 in the United States District Court for the Eastern District of Tennessee; LeGrand v. Unimed Pharmaceuticals, Inc. et al., filed in September 2010 in the United States District Court for the Northern District of Georgia; and Health Net, Inc. v. Solvay Pharmaceuticals, Inc., filed in February 2011 in the Northern District of Georgia; and (c) a lawsuit brought by the FTC, Federal Trade Commission v. Watson Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the Northern District of Georgia. In February 2010, Solvay's motion to dismiss the cases was partially granted and all of the FTC's claims and all of the plaintiffs' claims except those alleging sham litigation were dismissed. In June 2010, the FTC appealed the decision to the United States Court of Appeals for the Eleventh Circuit, and this appeal is pending. In February 2010, two cases, Scurto et al. v. Unimed Pharmaceuticals, Inc. et al., filed in March 2009 in the United States District Court for the District of New Jersey, and United Food & Com. Workers Unions & Employ. Midwest Health Benefits Fund et al. v. Unimed Pharmaceuticals, Inc. et al., filed in May 2009 in the United States District Court for the District of Minnesota, were dismissed. One class action lawsuit, Stephen L. LaFrance Pharmacy. Inc. et al. v. Unimed Pharmaceuticals, Inc. et al., filed in March 2009 in the United States District Court for the District of New Jersey, was dismissed in June 2011.

        A case is pending against Abbott under the name Myla Nauman, Jane Roller and Michael Loughery v. Abbott Laboratories and Hospira, Inc. in which former Abbott employees alleged that (i) their transfer to Hospira, Inc., as part of Abbott's spin-off of Hospira, adversely affected their employee benefits in violation of the Employee Retirement Income Security Act and (ii) Abbott's conduct in connection with their transfer breached a fiduciary duty to plaintiffs involving employee benefits. The plaintiffs generally sought reinstatement as Abbott employees, or reinstatement as participants in Abbott's employee benefit plans, and an award of the employee benefits they have allegedly lost. In April 2010, the United States District Court for the Northern District of Illinois entered judgment in favor of Abbott on all counts. In February 2012, the United States Court of Appeals for the Seventh Circuit upheld the district court's judgment.

        The United States Department of Justice, through the United States Attorney for Maryland, is investigating the sales and marketing practices of Abbott for Micardis®, a drug co-promoted for (until March 31, 2006) and manufactured by Boehringer Ingelheim. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act and the Anti-Kickback Statute, in connection with the Medicare and/or Medicaid reimbursement paid to third parties. The United States Attorney's office for the District of Massachusetts is returning all documents produced by Abbott and Abbott considers the investigation closed.

        The United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott's sales and marketing activities for Depakote. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. While it is not feasible to predict with certainty the outcome of this investigation, its ultimate resolution is expected to be material to cash flows in a given year. Eight state Attorneys General Offices (Florida, Illinois, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina and Texas) have formed a committee on behalf of themselves and other State Attorneys General to investigate Abbott's sales and marketing activities for Depakote to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.

        The United States Department of Justice, through the United States Attorney's offices for the District of Massachusetts and the Eastern District of Tennessee, and the Texas State Attorney General are investigating the sales and marketing activities of Abbott's biliary stent products. Investigations are also ongoing relating to the sales and marketing activities for Abbott's carotid and coronary stents and stent related products by the United States Attorney's Office for the Eastern District of Tennessee, as previously mentioned, and the United States Attorney's Office for the District of Maryland. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.

        Eight shareholder derivative lawsuits are pending in federal and state court in Illinois against certain of Abbott's current and former directors and members of senior management. The lawsuits allege a breach of fiduciary duty in relation to certain business practices regarding the sales and marketing of Depakote. In each case, the plaintiffs request damages nominally on behalf of Abbott, attorneys' fees, and other forms of relief. Six consolidated lawsuits are pending in the United States District Court for the Northern District of Illinois: Chester County Employees' Retirement Fund, Warren Pinchuck and Roy Sapir, and Jacksonville Police & Fire Pension Fund, all filed in November 2011; Louisiana Municipal Police Employees' Retirement System and Pipefitters Local Union 537 Pension Fund, both filed in December 2011; and Public School Retirement System of the School District of Kansas City, Missouri, filed in January 2012. Two lawsuits are pending in the Circuit Court for the Nineteenth Judicial Circuit, Lake County, Illinois: Patricia Goodman, filed in November 2011, and William Bojan, filed in December 2011.

        In January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes three patents and seeking an injunction, damages, and a determination of willful infringement. In January 2012, the court issued an order invalidating the plaintiff's patents and dismissing the case against Abbott. In September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V (and later the Xience Prime) stent infringes an additional patent, and in August 2010 the plaintiffs amended their lawsuit to add a second related patent to this case. The plaintiffs in this case seek an injunction and damages. Abbott denies all substantive allegations in this case.

        In December 2008, Medinol Limited (Medinol) sued Abbott in the High Court of Ireland, the District Court of The Hague, the Netherlands, and the Regional Court in Dusseldorf, Germany asserting that Abbott's Vision and Xience V stents infringe one of Medinol's European stent design patents. Medinol has since accused Abbott's Multi-Link 8 and Xience Prime stents of infringement. In Germany, Medinol further asserts that Abbott's Vision, Xience V, Penta, Xience Prime, Multi-Link 8, and Zeta stents infringe two Medinol German stent design patents and one Medinol German stent design utility model. Medinol seeks damages and injunctions in Ireland and The Netherlands and seeks damages in Germany. Abbott initiated an action in the German Federal Patent Court seeking a declaration that Medinol's patents are invalid. Abbott also initiated an action in the High Court of Justice in the United Kingdom asserting that Abbott's stents do not infringe Medinol's European patent and two other Medinol patents, which were previously revoked at the European Patent Office (EPO), and seeking a declaration that all three Medinol patents are invalid. In Ireland, Abbott asserts that Medinol's European patent is invalid and not infringed. During 2011, the High Court of Ireland found that the asserted patent was not infringed by any of the Abbott stents and that Medinol's asserted patent is invalid. In December 2009, the Dutch court found that Abbott's stents do not infringe Medinol's European patent but did not rule on the patent's validity. Medinol has appealed the Dutch court's finding that Abbott's stents do not infringe Medinol's patent. In March 2010, the Dusseldorf court, which does not assess the validity of patents, found that Abbott's stents do not infringe Medinol's European patent, but that they do infringe two of Medinol's German stent design patents. Medinol has appealed the non-infringement decision and Abbott has appealed the infringement decisions. In June 2011, Medinol asserted a related patent against Abbott in the Dusseldorf court seeking the same remedies. In November and December 2010, the German Federal Patent Court held two invalidity hearings on the three patents being asserted by Medinol in Germany. In January 2011, the German Federal Patent Court found all three Medinol patents invalid. However, after allowing Medinol to modify the claims for one of its German patents, the court concluded that the modified claims of that patent were valid. In October 2010, the United Kingdom court found that Abbott's products do not infringe any of the three Medinol patents and that one of the two revoked patents previously revoked at the EPO is invalid. Although both parties have appealed aspects of this decision, the invalidity finding became final in the United Kingdom when Medinol withdrew its appeal of the EPO's revocation decision. Abbott denies all substantive allegations in each case.

        Abbott is seeking to enforce its patent rights relating to fenofibrate tablets (a drug Abbott sells under the trademark TriCor®). In a case filed in the United States District Court for the District of New Jersey in September 2011, Abbott and the patent owner, Laboratories Fournier, S.A. (Fournier), allege infringement of three patents and seek injunctive relief against Mylan Pharmaceuticals Inc. and Mylan, Inc. (Mylan). In a second case filed in the United States District Court for the District of New Jersey in December 2011, Abbott and Fournier allege infringement of the same patents and seek injunctive relief against Wockhardt, Ltd. and Wockhardt USA, LLC (Wockhardt). In related cases where Abbott is involved as a result of its acquisition of Fournier Laboratoires Ireland Ltd. (Fournier Ireland), Abbott is seeking to enforce additional rights relating to fenofibrate tablets. In a case filed in the United States District Court for the District of New Jersey in September 2011, Abbott's subsidiary, Fournier Ireland, and joint patent owner, EDT Pharma Holdings Ltd. (EDT Pharma), allege infringement of two jointly-owned patents and seek injunctive relief against Mylan. EDT Pharma subsequently transferred its rights in the patents at issue to Alkermes Pharma, Ireland Ltd. (Alkermes). In a second case filed in the United States District Court for the District of New Jersey in December 2011, Alkermes and Fournier Ireland allege infringement of the same patents and seek injunctive relief against Wockhardt.

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

        Abbott is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®). In February 2010, Abbott filed a case in the United States District Court for the District of Delaware alleging that Sun Pharmaceutical Industries Limited's and Sun Pharma Global FZE's generic product infringes Abbott's patents and seeks declaratory and injunctive relief. In a second case filed in June 2010 in the United States District Court for the District of Delaware, Abbott alleges Sandoz, Inc.'s proposed generic product infringes Abbott's patents and seeks declaratory and injunctive relief. In a third case filed in January 2012 in the United States District Court for the District of Delaware, Abbott alleges Zydus Pharmaceuticals USA, Inc.'s proposed generic product infringes Abbott's patents and seeks declaratory and injunctive relief.

        Abbott is seeking to enforce certain patent rights that cover the use of fully human anti-TNF alpha antibodies with methotrexate to treat rheumatoid arthritis. In a case filed in the United States District Court for the District of Massachusetts in May 2009, Abbott alleges Centocor Inc.'s product Simponi® infringes Abbott's patents and seeks damages and injunctive relief. In November 2011, the case was stayed while the parties arbitrate issues related to Centocor's license defenses.

        Abbott is seeking to enforce its patent rights relating to testosterone gel product (a drug Abbott sells under the trademark AndroGel®). In a case filed in the United States District Court for the District of Delaware in April 2011, Abbott alleged that Teva Pharmaceuticals USA's (Teva) proposed generic product infringes Abbott's patent and sought declaratory and injunctive relief. Teva asserted various counterclaims, including monopolization claims. In December 2011, the parties reached a confidential settlement and this case was dismissed in January 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

        Abbott's executive officers, their ages as of February 21, 2012, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 56

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Richard W. Ashley, 68

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

John M. Capek, 50

  2007 to present — Executive Vice President, Medical Devices.

  2006 to 2007 — Senior Vice President, Abbott Vascular.

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 57

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Richard A. Gonzalez, 58

  2010 to present — Executive Vice President, Pharmaceutical Products Group.

  2009 to 2011 — President, Abbott Ventures Inc.

  2007 to 2009 — Retired.

  2006 to 2007 — President and Chief Operating Officer, and Director.

  Elected Corporate Officer — 2010 (Mr. Gonzalez was also an Abbott corporate officer from 1995 until he retired in 2007).

John C. Landgraf, 59

  2011 to present — Executive Vice President, Nutritional Products.

  2008 to 2010 — Senior Vice President, Pharmaceuticals, Manufacturing and Supply.

  2004 to 2008 — Senior Vice President, Global Pharmaceutical Manufacturing and Supply.

  Elected Corporate Officer — 2000.

Edward L. Michael, 55

  2008 to present — Executive Vice President, Diagnostic Products.

  2007 to 2008 — Executive Vice President, Diagnostics.

  2007 — Senior Vice President, Medical Products.

  2003 to 2007 — Vice President and President, Molecular Diagnostics.

  Elected Corporate Officer — 1997.

Laura J. Schumacher, 48

  2007 to present — Executive Vice President, General Counsel and Secretary.

  2005 to 2007 — Senior Vice President, Secretary and General Counsel.

  Elected Corporate Officer — 2003.

Carlos Alban, 49

  2011 to present — Senior Vice President, Proprietary Pharmaceutical Products, Global Commercial Operations.

  2009 to 2011 — Senior Vice President, International Pharmaceuticals.

  2008 to 2009 — Vice President, Pharmaceuticals, Western Europe and Canada.

  2007 to 2008 — Vice President, Western Europe and Canada.

  2006 to 2007 — Vice President, Pharmaceutical European Operations.

  Elected Corporate Officer — 2006.

Brian J. Blaser, 47

  2010 to present — Senior Vice President, Diagnostics.

  2008 to 2010 — Vice President, Diagnostics, Operations.

  2008 — Divisional Vice President, Global Operations.

  2007 to 2008 — Divisional Vice President, Manufacturing.

  2004 to 2007 — Divisional Vice President, Strategic Operations Improvement.

  Elected Corporate Officer — 2008.

A. David Forrest, 50

  2010 to present — Senior Vice President, International Nutrition.

  2007 to 2010 — Divisional Vice President, Europe and Canada.

  2004 to 2007 — General Manager, United Kingdom.

  Elected Corporate Officer — 2010.

Stephen R. Fussell, 54

  2005 to present — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Robert B. Hance, 52

  2008 to present — Senior Vice President, Vascular.

  2006 to 2008 — Senior Vice President, Diabetes Care Operations.

  Elected Corporate Officer — 1999.

Heather L. Mason, 51

  2008 to present — Senior Vice President, Diabetes Care.

  2007 to 2008 — Vice President, Latin America Pharmaceuticals.

  2005 to 2007 — Vice President, International Marketing.

  Elected Corporate Officer — 2001.

James V. Mazzo, 54

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

Michael J. Warmuth, 49

  2010 to present — Senior Vice President, Established Products, Pharmaceutical Products Group.

  2008 to 2010 — Senior Vice President, Diagnostics.

  2008 — Vice President, Hematology Diagnostics.

  2007 to 2008 — Vice President, Global Engineering Services.

  2006 to 2007 — Divisional Vice President, Global Engineering Services.

  Elected Corporate Officer — 2007.

J. Scott White, 43

  2010 to present — Senior Vice President, U.S. Nutrition.

  2007 to 2009 — Division Vice President and Regional Director for Latin America, Abbott Nutrition International.

  2005 to 2007 — Division Vice President and General Manager for Pediatric Nutrition, U.S. Nutrition.

  Elected Corporate Officer — 2009.

Greg W. Linder, 55

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

	Market Price Per Share
	2011		2010
	high	low	high	low
First Quarter	$49.45	$45.07	$56.79	$52.21
Second Quarter	54.24	49.05	53.25	45.26
Third Quarter	53.60	46.29	52.86	44.59
Fourth Quarter	56.44	48.96	53.75	46.03

Shareholders

        There were 62,939 shareholders of record of Abbott common shares as of December 31, 2011.

Dividends

        Quarterly dividends of $.48 and $.44 per share were declared on common shares in 2011 and 2010, respectively.

        Abbott Laboratories is an Illinois High Impact Business (HIB) and is located in a federal Foreign Trade Sub-Zone (Sub-Zone 22F). Dividends may be eligible for a subtraction from base income for Illinois income tax purposes. If you have questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 — October 31, 2011	92,682	[1]	$53.386	0	$3,392,180,505	[2]
November 1, 2011 — November 30, 2011	113,491	[1]	$54.011	0	$3,392,180,505	[2]
December 1, 2011 — December 31, 2011	442,455	[1]	$55.116	0	$3,392,180,505	[2]
Total	648,628	[1]	$54.675	0	$3,392,180,505	[2]

1.
These shares represent:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 92,682 in October; 90,491 in November; and 374,155 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October; 23,000 in November; and 68,300 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.
On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year ended December 31
	2011	2010	2009	2008	2007
	(dollars in millions, except per share data)
Net sales	$38,851.3	$35,166.7	$30,764.7	$29,527.6	$25,914.2
Earnings from continuing operations	4,728.4	4,626.2	5,745.8	4,734.2	3,606.3
Net earnings	4,728.4	4,626.2	5,745.8	4,880.7	3,606.3
Basic earnings per common share from continuing operations	3.03	2.98	3.71	3.06	2.34
Basic earnings per common share	3.03	2.98	3.71	3.16	2.34
Diluted earnings per common share from continuing operations	3.01	2.96	3.69	3.03	2.31
Diluted earnings per common share	3.01	2.96	3.69	3.12	2.31
Total assets	60,276.9	60,573.9	52,581.6	42,419.2	39,713.9
Long-term debt	12,039.8	12,523.5	11,266.3	8,713.3	9,487.8
Cash dividends declared per common share	1.92	1.76	1.60	1.44	1.30

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract or by a pharmacy benefit manager most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are prescription pharmaceuticals, nutritional products, diagnostic testing products and vascular products. Sales in international markets are approximately 60 percent of consolidated net sales.

        In 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals. To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott's Proprietary Pharmaceutical Products segment. The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company and is expected to be completed by the end of 2012. Subsequent to the separation, the historical results of the research-based pharmaceuticals business will be presented as discontinued operations.

        Continued robust growth of HUMIRA in a broad range of indications, the acquisitions of Solvay's pharmaceuticals business (Solvay Pharmaceuticals) and Piramal Healthcare Limited's Healthcare Solutions business, continued growth and market penetration by the Xience drug eluting stent franchise, the loss of patent protection for some pharmaceutical products, an ongoing government investigation of Abbott's sales and marketing activities related to Depakote, and the challenging economic environment in many countries around the world have impacted Abbott's sales, costs and financial position over the last three years.

        Pharmaceutical research and development is focused on therapeutic areas that include immunology, oncology, neuroscience, pain management, hepatitis C (HCV), chronic kidney disease and women's health. During the last three years, Abbott acquired the rights to various in-process pharmaceutical research and development projects including the development of second-generation oral antioxidant inflammation modulators and a product for the treatment of chronic kidney disease.

        In 2003, Abbott began the worldwide launch of HUMIRA for rheumatoid arthritis, followed by launches for five additional indications, which increased HUMIRA's worldwide sales to $7.9 billion in 2011 compared to $6.5 billion in 2010, and $5.5 billion in 2009. Abbott forecasts low double-digit growth for worldwide HUMIRA sales in 2012. Abbott is studying additional indications for HUMIRA. Substantial research and development and selling support has been and continues to be dedicated to maximizing the worldwide potential of HUMIRA. Abbott expects generic competition for TriCor to begin in the second half of 2012. Austerity measures implemented by several European countries reduced healthcare spending and affected pharmaceutical pricing in 2010 and 2011. The 2010 healthcare reform legislation in the U.S. resulted in rebate changes beginning in 2010 and the payment of an annual fee beginning in 2011, which negatively affected Abbott's pharmaceutical business. The impact of the austerity measures and the U.S. healthcare reform legislation is expected to continue.

        In February 2010, Abbott acquired Solvay Pharmaceuticals which provided Abbott with a large and complementary portfolio of pharmaceutical products and expanded Abbott's presence in key global emerging markets. The acquisition added approximately $3.1 billion to Abbott's 2010 total sales, primarily outside the U.S. In September 2010, Abbott completed the acquisition of Piramal's Healthcare Solutions business, propelling Abbott to market leadership in the Indian pharmaceutical market and further accelerating the company's growth in emerging markets. In 2011 and 2010, Abbott recorded approximately $345 million and $710 million, respectively, of expense related to the integration of the Solvay business and a restructuring plan announced in September 2010 to streamline operations, improve efficiencies and reduce costs primarily in certain Solvay sites and functions. The restructuring plan is further described below. In 2011, Abbott recorded a litigation charge of $1.5 billion related to ongoing settlement discussions in the U.S. government's investigation related to Depakote.

        In Abbott's worldwide nutritional products business, favorable economic development in emerging markets and an aging population in developed markets have provided significant opportunities to leverage strong nutritional brands and introduce innovative products.

        In the fourth quarter of 2008, Abbott's Xience V product became the market-leading drug eluting stent in the U.S. In June 2009, Xience PRIME, Abbott's next generation drug eluting stent, received CE Mark approval and was launched in Europe in August 2009. Abbott received approval to market Xience V in Japan in January 2010 and Xience V became the market-leading drug eluting stent in Japan in the second quarter of 2010. With the U.S. launches of Xience nano and Xience PRIME in May and November 2011, respectively, and continued strong performance in Japan, China, and other international markets, Xience, which includes Xience V, PRIME and nano, ended 2011 as the market-leading drug eluting stent globally. At the same time the third party distributor of the Promus product began transitioning away from the product and that distribution agreement will end in 2012.

        In 2010, the U.S. government passed health care reform legislation which included an increase in Medicaid rebate rates and the extension of the rebate to drugs provided through Medicaid managed care organizations beginning in 2010. The legislation also imposed annual fees which pharmaceutical manufacturers began paying in 2011 and medical device companies will begin paying in 2013, as well as additional rebates related to the Medicare Part D "donut hole" beginning in 2011. In addition to a 2010 one-time charge of approximately $60 million to reduce deferred tax assets associated with retiree health care liabilities related to the Medicare Part D retiree drug subsidy, the legislation's negative impact on Abbott's performance grew from more than $200 million in 2010 to approximately $400 million in 2011 and is expected to remain at approximately $400 million in 2012.

        Abbott's short- and long-term debt totaled $15.4 billion at December 31, 2011, largely incurred to finance acquisitions. Operating cash flows in excess of capital expenditures and cash dividends have partially funded acquisitions over the last three years. At December 31, 2011, Abbott's long-term debt rating was AA by Standard and Poor's Corporation and A1 by Moody's Investors Service.

        In 2012, Abbott will focus on several key initiatives. In the proprietary pharmaceutical business, Abbott will continue maximizing the market potential for HUMIRA and other products, including AndroGel, as well as continuing to build its global presence. Pharmaceutical research and development efforts will continue to focus a significant portion of expenditures on compounds for immunology, oncology, neuroscience, pain management, HCV, chronic kidney disease and women's health. Current research and development projects are described in the Research and Development Programs section.

        In the established pharmaceutical business which includes international sales of branded generic products, Abbott will continue to focus on obtaining additional product approvals across numerous countries and expanding its presence in emerging markets. In the vascular business, Abbott will continue to focus on marketing products in the Xience franchise, obtaining regulatory review of the MitraClip device in the U.S., and increasing international MitraClip sales as well as further clinical development of ABSORB, its bioresorbable vascular scaffold (BVS) device and a further roll-out of ABSORB in CE Mark countries. In Abbott's other segments, Abbott will focus on developing or acquiring differentiated technologies in higher growth segments of those markets.

Critical Accounting Policies

        Sales Rebates —  Approximately 54 percent of Abbott's consolidated gross revenues are subject to various forms of rebates and allowances that Abbott records as reductions of revenues at the time of sale.

Most of these rebates and allowances are in the Proprietary Pharmaceutical Products segment and the Nutritional Products segment. Abbott provides rebates to pharmacy benefit management companies, state agencies that administer the federal Medicaid program, insurance companies that administer Medicare drug plans, state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from two to 24 months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2011, 2010 and 2009 amounted to approximately $5.5 billion, $4.9 billion and $4.4 billion, respectively, or 22.2 percent, 23.1 percent and 23.8 percent, respectively, based on gross sales of approximately $24.8 billion, $21.1 billion and $18.4 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $248 million in 2011. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $409 million, $415 million and $414 million for cash discounts in 2011, 2010 and 2009, respectively, and $490 million, $537 million and $456 million for returns in 2011, 2010 and 2009, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2011, Abbott had the exclusive WIC business in 23 states.

        In the domestic proprietary pharmaceutical business, the most significant charges against gross sales are for Medicaid and Medicare Rebates, Pharmacy Benefit Manager Rebates and Wholesaler Chargebacks. In order to evaluate the adequacy of the ending accrual balances, management uses both internal and external data to estimate the level of inventory in the distribution channel and the rebate claims processing lag time. External data sources used to estimate the inventory in the distribution channel include inventory levels periodically reported by wholesalers and third party market data purchased by Abbott. Management estimates the processing lag time based on periodic sampling of claims data. To estimate the price rebate percentage, systems and calculations are used to track sales by product by customer and to estimate the contractual or statutory price. Abbott's systems and calculations have developed over time as rebates have become more significant, and Abbott believes they are reliable.

        The following table is an analysis of the four largest rebate accruals, which comprise approximately 68 percent of the consolidated rebate provisions charged against revenues in 2011. Remaining rebate provisions charged against gross sales are not significant in the determination of operating earnings. (dollars in millions)

		Domestic Proprietary Pharmaceutical Products
	Domestic Nutritionals WIC Rebates	Medicaid and Medicare Rebates	Pharmacy Benefit Manager Rebates	Wholesaler Chargebacks
Balance at January 1, 2009	$162	$295	$228	$146
Provisions	747	563	505	1,134
Payments	(756)	(506)	(494)	(1,120)

Balance at December 31, 2009	153	352	239	160
Provisions	616	899	841	1,162
Payments	(640)	(617)	(670)	(1,163)

Balance at December 31, 2010	129	634	410	159
Provisions	575	985	831	1,361
Payments	(568)	(899)	(735)	(1,349)

Balance at December 31, 2011	$136	$720	$506	$171

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2008 are settled except for one item, and the income tax returns for years after 2008 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Low asset returns due to poor market conditions and low interest rates have significantly increased actuarial losses for these plans. At December 31, 2011, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $3.8 billion and $237 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 4 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2011, goodwill and intangibles amounted to $15.7 billion and $10.0 billion, respectively, and amortization expense for intangible assets amounted to $1.6 billion in 2011. There were no impairments of goodwill in 2011, 2010 or 2009. In 2011, Abbott recorded impairment charges of $174 million for certain research and development assets due to changes in the projected development and regulatory timelines for the projects.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $1.59 billion to $1.63 billion for its legal proceedings and environmental exposures. Reserves of approximately $1.6 billion have been recorded at December 31, 2011 for these proceedings and exposures. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of Change %
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2011 vs. 2010	10.5	1.2	6.5	2.8
2010 vs. 2009	14.3	(0.1)	13.2	1.2
2009 vs. 2008	4.2	(0.1)	8.3	(4.0)
Total U.S.
2011 vs. 2010	5.4	4.4	1.0	—
2010 vs. 2009	6.8	0.7	6.1	—
2009 vs. 2008	0.4	(0.3)	0.7	—
Total International
2011 vs. 2010	14.3	(1.2)	10.6	4.9
2010 vs. 2009	20.7	(0.8)	19.3	2.2
2009 vs. 2008	7.7	0.2	15.1	(7.6)
Proprietary Pharmaceutical Products Segment
2011 vs. 2010	11.0	3.5	5.2	2.3
2010 vs. 2009	13.2	0.3	12.3	0.6
2009 vs. 2008	0.2	(0.2)	4.0	(3.6)
Established Pharmaceutical Products Segment
2011 vs. 2010	19.8	(1.7)	17.2	4.3
2010 vs. 2009	53.7	(0.3)	51.1	2.9
2009 vs. 2008	(7.6)	0.4	(1.1)	(6.9)
Nutritional Products Segment
2011 vs. 2010	8.6	3.0	3.6	2.0
2010 vs. 2009	4.7	1.7	1.2	1.8
2009 vs. 2008	7.3	1.5	8.6	(2.8)
Diagnostic Products Segment
2011 vs. 2010	8.8	(1.1)	6.5	3.4
2010 vs. 2009	6.0	0.1	4.3	1.6
2009 vs. 2008	0.1	1.4	3.7	(5.0)
Vascular Products Segment
2011 vs. 2010	4.4	(4.3)	5.5	3.2
2010 vs. 2009	18.6	(4.7)	22.3	1.0
2009 vs. 2008	20.1	(2.9)	26.0	(3.0)

        In 2011 and 2010, Total Net, Total U.S., Total International, Proprietary Pharmaceutical Products segment and Established Pharmaceutical Products segment sales reflect the acquisition of Solvay's pharmaceuticals business on February 15, 2010 and unit growth, while the relatively weaker U.S. dollar favorably impacted international sales across all segments. Total Net, Total International and Established

Pharmaceutical Products segment sales growth in 2011 also reflects the acquisition of Piramal Healthcare Limited's Healthcare Solution business in September 2010. Total Net Sales growth in 2009 reflects unit growth and the acquisition of Advanced Medical Optics, Inc. on February 25, 2009, partially offset by the negative effect of the relatively stronger U.S. dollar. Total Net, Total U.S. and Proprietary Pharmaceutical Products segment sales in 2009 also reflect decreased sales of Depakote due to generic competition. Excluding U.S. Depakote sales, Total Net sales increased 7.7 percent, Total U.S. sales increased 7.6 percent and Proprietary Pharmaceutical Products segment sales increased 7.8 percent from 2008 to 2009.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2011	Percent Change	2010	Percent Change	2009	Percent Change
	(dollars in millions)
Proprietary Pharmaceuticals —
Total U.S. Proprietary sales	$9,455	8	$8,744	12	$7,794	(8)
HUMIRA	3,427	19	2,872	14	2,520	12
TRILIPIX/TriCor	1,372	1	1,355	1	1,337	—
Niaspan	976	5	927	8	855	9
AndroGel	874	35	649	n/m	—	—
Lupron	540	12	483	(11)	540	43
Synthroid	522	16	451	9	415	(5)
Kaletra	326	(10)	363	(19)	447	(13)
Total International Proprietary sales	7,567	15	6,587	15	5,751	14
HUMIRA	4,505	23	3,676	24	2,969	31
Kaletra	844	(5)	892	(3)	920	(4)
Lupron	270	2	265	2	260	(5)
Total Established Pharmaceuticals —	5,413	20	4,519	54	2,941	(8)
Clarithromycin	542	4	521	(11)	587	(8)
TriCor and Lipanthyl (fenofibrate)	320	29	248	n/m	22	5
Creon	296	58	187	n/m	—	—
Serc	233	30	180	n/m	—	—
Duphaston	223	64	136	n/m	—	—
Synthroid	116	12	104	20	87	(3)
Nutritionals —
U.S. Pediatric Nutritionals	1,268	5	1,208	(7)	1,306	3
International Pediatric Nutritionals	1,926	15	1,676	9	1,543	12
U.S. Adult Nutritionals	1,368	2	1,345	6	1,269	9
International Adult Nutritionals	1,427	13	1,268	15	1,106	3
Diagnostics —
Immunochemistry	3,150	8	2,904	4	2,798	(2)
Vascular Products —
Coronary Stents	2,078	4	2,007	24	1,618	35

n/m — Percent change is not meaningful

        The increases in U.S. Proprietary product sales in 2011 and 2010 are primarily due to increased sales of HUMIRA and the acquisition of Solvay Pharmaceuticals in February 2010, partially offset by decreased sales of Depakote and Zemplar. U.S. Proprietary product sales in 2009 were impacted by decreased sales of Depakote due to generic competition, partially offset by increased sales of HUMIRA and the addition of Lupron sales from the conclusion of the TAP joint venture in April 2008. U.S. sales of Depakote were $148 million, $161 million and $331 million in 2011, 2010 and 2009, respectively. Worldwide sales of Kaletra in all three years were negatively affected by market competition. International Proprietary product sales in all three years were favorably impacted by increased sales of HUMIRA. The increases in Established Pharmaceutical sales in 2011 and 2010 are primarily due to the acquisitions of Solvay Pharmaceuticals and Piramal and growth in emerging markets. U.S. Pediatric Nutritionals sales in 2011 and 2010 were affected by the voluntary recall of certain Similac-brand powder infant formulas in September 2010 and the subsequent recovery in market share in 2011. International Pediatric and Adult Nutritionals sales increases over the three years were due primarily to volume growth in developing countries. International Proprietary Pharmaceuticals, International Adult Nutritionals and Immunochemistry sales in 2011 and 2010 were positively impacted by the effect of the relatively weaker U.S. dollar and were negatively impacted in 2009 by the effect of the relatively stronger U.S. dollar. Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were approximately $58 million and $120 million in 2010 and 2009, respectively, while there were no significant sales in 2011.

        The expiration of licenses, patent protection and generic competition can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years. Under a license agreement for TriCor 145 mg, generic competition is not expected before July 2012. Under a license agreement for Trilipix 45 mg and 135 mg, generic competition may begin in January 2014 except that under certain circumstances the license may commence as early as July 2013. Under an agreement relating to Abbott's niacin products and acquired with the Kos Pharmaceuticals acquisition, Niaspan may become subject to generic competition in September 2013. AndroGel 1% sales are expected to be impacted by generic competition in 2015.

Operating Earnings

        Gross profit margins were 60.0 percent of net sales in 2011, 58.3 percent in 2010 and 57.1 percent in 2009. The increase in the gross profit margin in 2011 was due, in part, to improved margins in the established pharmaceutical, diagnostics and diabetes businesses and was partially offset by the unfavorable effect of exchange on the profit margin ratio. The increase in the gross profit margin in 2010 was due, in part, to improved margins in the established pharmaceutical, vascular, diabetes, diagnostics and nutritional businesses and the favorable effect of exchange on the gross profit margin ratio. The decrease in the gross profit margin in 2009 was due, in part, to the negative impact from lower sales of Depakote and the unfavorable effect of exchange on the gross profit margin ratio; partially offset by improved margins in the vascular and diagnostics businesses.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Nutrition Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional, Proprietary Pharmaceutical and Established Pharmaceutical Products segments.

        Research and development expense was $4.129 billion in 2011, $3.724 billion in 2010 and $2.744 billion in 2009 and represented increases of 10.9 percent in 2011, 35.7 percent in 2010 and 2.0 percent in 2009. Excluding charges related to the Solvay restructurings announced in September 2010, research and development expense increased 29.4 percent in 2010 and 6.2 percent in 2011. The 2010 increase, exclusive of the effects of the restructuring charges, reflects the acquisitions of Solvay's pharmaceuticals business in February 2010 and Facet Biotech in April 2010. The increase in 2009 reflects the favorable effect of exchange rates which reduced research and development expense in 2009. Excluding the effect of exchange, research and development expenses increased 3.4 percent in 2009. The increases in 2011, 2010 and 2009 also reflect continued pipeline spending, including programs in vascular devices, biologics, neuroscience, oncology and hepatitis C. The majority of research and development expenditures are concentrated on pharmaceutical products. $2.8 billion of Abbott's 2011 research and development expenses related to Abbott's pharmaceutical products, of which $2.2 billion was directly allocated to the Proprietary Pharmaceutical Products segment. In 2011, research and development expenditures totaled $403 million for the Vascular Products segment, $325 million for the Diagnostics Products segment, $251 million for the Established Pharmaceutical Products segment and $165 million for the Nutritional Products segment.

        Selling, general and administrative expenses increased 22.9 percent in 2011, increased 23.4 percent in 2010 and decreased 0.4 percent in 2009. The U.S. Department of Justice through the United States Attorney for the Western District of Virginia is investigating Abbott's sales and marketing activities for Depakote. In 2011, Abbott recorded a litigation charge of $1.5 billion related to ongoing settlement discussions in this investigation. Excluding the litigation charge and Solvay-related restructuring and integration costs, selling, general and administrative expenses increased 6.7 percent in 2011. Excluding charges related to Solvay restructuring and integration projects, selling, general and administrative expenses in 2010 increased 18.2 percent. This increase, exclusive of the effects of the restructuring and integration charges, reflects the acquisitions of Solvay's pharmaceuticals business in 2010 and Advanced Medical Optics, Inc. in 2009 and higher provisions for litigation in 2010. The 2009 decrease reflects the favorable effect of exchange rates which was offset by expenses relating to the acquisition of Advanced Medical Optics, Inc. and the settlement of litigation. Excluding the effects of the charges and exchange, selling, general and administrative expenses increased 0.9 percent in 2009. The remaining increases in selling, general and administrative expenses over the three year period were due primarily to increased selling and marketing support for new and existing products, including continued spending for HUMIRA, inflation, and in 2010, the impact of the pharmaceutical fee imposed by U.S. healthcare reform legislation.

Restructurings

        In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2011, 2010 and 2009, Abbott recorded charges of approximately $194 million, $56 million and $114 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $76 million in 2011 is classified as Cost of products sold, $69 million as Research and development and $49 million as Selling, general and administrative. Approximately $56 million in 2010 is classified as Cost of products sold and $114 million in 2009 as Selling, general and administrative. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2009	$105
2009 restructuring charges	114
Payments, impairments and other adjustments	(74)

Accrued balance at December 31, 2009	145
2010 restructuring charges	56
Payments, impairments and other adjustments	(124)

Accrued balance at December 31, 2010	77
2011 restructuring charges	194
Payments and other adjustments	(94)

Accrued balance at December 31, 2011	$177

        An additional $25 million, $13 million and $47 million were recorded in 2011, 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation.

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

2010 restructuring charge	$523
Payments, impairments and other adjustments	(113)

Accrued balance at December 31, 2010	410
Payments and other adjustments	(302)

Accrued balance at December 31, 2011	$108

        An additional $102 million and $12 million were recorded in 2011 and 2010, respectively, relating to this restructuring, primarily for additional employee severance and accelerated depreciation.

        In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2011 a charge of $28 million was recorded in Cost of products sold. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2009	$110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	98
Payments and other adjustments	(10)

Accrued balance at December 31, 2010	88
2011 restructuring charge	28
Payments and other adjustments	(37)

Accrued balance at December 31, 2011	$79

        In addition, charges of approximately $42 million, $60 million and $54 million were recorded in 2011, 2010 and 2009, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Interest expense and Interest (income)

        In 2011, interest expense decreased due to lower debt levels and interest income decreased as a result of lower rates. In 2010, interest expense increased due primarily to increased debt levels. In 2009, interest expense decreased primarily as a result of lower interest rates, partially offset by increased debt levels related to the acquisition of Advanced Medical Optics, Inc. Interest income decreased in 2010 due to lower investment balances and decreased in 2009 due to lower interest rates.

Change in Accounting Principle and Other (income) expense, net

        Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries. Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31. Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries. In accordance with applicable accounting literature, a change in subsidiaries' year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised. A charge of $137 million was recorded to Other (income) expense, net in 2011 to recognize the cumulative immaterial impacts to 2009 and 2010. Had the financial statements been revised, net sales, operating earnings and net earnings in 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in 2010 would have decreased by $21 million, $195 million and $175 million, respectively.

        Other (income) expense, net, for 2011 includes $56 million of fair value adjustments and accretion in the contingent consideration related to the acquisition of Solvay's pharmaceutical business. Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture. The contingent liability was established at the conclusion of the joint venture as Abbott agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda. In 2009, the research and development events were achieved and the contingent liability was derecognized. In addition, Other (income) expense, net for 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income) expense, net, for 2011, 2010 and 2009 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

Taxes on Earnings

        The income tax rates on earnings were 9.0 percent in 2011, 19.0 percent in 2010 and 20.1 percent in 2009. Taxes on earnings in 2011 reflect the effect of the tax rate applied to a litigation reserve and the recognition of $580 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.3 billion. Exclusive of these discrete items, the effective rates are lower than the U.S. federal statutory rate of 35 percent due primarily to the benefit of lower foreign tax rates and tax exemptions that reduced the tax rates by 22.9, 19.4, and 16.4 percentage points in 2011, 2010 and 2009, respectively. The tax rate reductions are primarily derived from operations in Puerto Rico, Switzerland, Ireland and Singapore where Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions. See Note 5 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

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

        In October 2010, Puerto Rico enacted legislation that assesses a tax beginning in 2011 on certain products manufactured in Puerto Rico. This excise tax is recorded in Cost of products sold although the tax is creditable for U.S. income tax purposes.

Research and Development Programs

        Abbott currently has numerous pharmaceutical, medical and nutritional products in development.

Research and Development Process

        In the Proprietary Pharmaceuticals segment, the research and development process generally begins with discovery research which focuses on the identification of a molecule that has a desired effect against a given disease. If preclinical testing of an identified compound proves successful, the compound moves into clinical development which generally includes the following phases:

  •
  Phase I — involves the first human tests in a small number of healthy volunteers to assess tolerability and potential dosing.

  •
  Phase II — tests the molecule's efficacy against the disease in a small group of patients.

  •
  Phase III — tests a molecule that demonstrates favorable results in the earlier phases in a significantly larger patient population to further demonstrate efficacy and safety based on regulatory criteria.

        The clinical trials from all of the development phases provide the data required to prepare and submit a New Drug Application (NDA), a Biological License Application (BLA) or other submission for regulatory approval to the U.S. Food and Drug Administration (FDA) or similar government agencies outside the U.S. The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions.

        The research and development process from discovery through a new drug launch typically takes 8 - 12 years and can be even longer. There is a significant amount of uncertainty inherent in the research and development of new pharmaceutical products and there is no guarantee when, or if, a molecule will receive the regulatory approval required to launch a new drug or indication.

        In addition to the development of new products and new formulations, proprietary pharmaceutical research and development projects also may include Phase IV trials, sometimes called post-marketing studies. For such projects, clinical trials are designed and conducted to collect additional data regarding, among other parameters, the benefits and risks of an approved drug.

        In the Established Pharmaceuticals segment, the research and development process focuses on the geographic expansion and continuous improvement of the segment's existing products to provide Improved Therapeutic Benefits (ITBs) to patients and customers. As Established Pharmaceuticals does not actively pursue primary research, development usually begins with work on existing products or after the acquisition of an advanced stage licensing opportunity.

Depending upon the product, the phases of development may include:

  •
  Drug product development

  •
  Phase I bioequivalence studies to compare a future Established Pharmaceutical's brand with an already marketed compound with the same active pharmaceutical ingredient (API).

  •
  Phase II studies to test the efficacy of an ITB in a small group of patients.

  •
  Phase III studies to broaden the testing to a wider population that reflects the actual medical use.

The specific requirements (e.g. scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions. The process may range from one year for a bioequivalence study project to 6 or more years for complex formulations and new indications.

In addition to the development of new ITBs, development projects may also include Phase IV studies similar to the post-marketing studies described above for proprietary pharmaceuticals.

In the Diagnostics segment, the phases of the research and development process include:

  •
  Discovery which focuses on identification of a product that will address a specific therapeutic area, platform, or unmet clinical need,

  •
  Concept/Feasibility during which the materials and manufacturing processes are evaluated, testing may include product characterization and analysis is performed to confirm clinical utility, and

  •
  Development during which extensive testing is performed to demonstrate that the product meets specified design requirements and that the design specifications conform to user needs and intended uses.

        As with pharmaceutical products, the regulatory requirements for diagnostic products vary across different countries and geographic regions. In the U.S., the FDA classifies diagnostic products into classes (I, II, or III) and the classification determines the regulatory process for approval. While the Diagnostics segment has products in all three classes, the vast majority of its products are categorized as Class I or Class II. Submission of a separate regulatory filing is not required for Class I products. Class II devices typically require pre-market notification to the FDA through a regulatory filing known as a 510(k) submission. Most Class III products are subject to the FDA's Pre-Marketing Approval (PMA) requirements. Other Class III products, such as those used to screen blood, require the submission and approval of a BLA.

        In the EU, diagnostic products are also categorized into different categories and the regulatory process, which is governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category. Certain product categories require review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to show compliance with the Directive. Other products only require a self-certification process.

        In the Vascular segment, the research and development process begins with research on a specific technology that is evaluated for feasibility and commercial viability. If the research program passes that hurdle, it moves forward into development. The development process includes evaluation and selection of a product design, completion of clinical trials to test the product's safety and efficacy, and validation of the manufacturing process to demonstrate its repeatability and ability to consistently meet pre-determined specifications.

        Similar to the diagnostic products discussed above, in the U.S., vascular products are classified as Class I, II, or III. Most of Abbott's vascular products are classified as Class II devices that follow the 510(k) regulatory process or Class III devices that are subject to the PMA process.

        In the EU, vascular products are also categorized into different classes and the regulatory process, which is governed by the European Medical Device Directive, varies by class. Each product must bear a CE mark to show compliance with the Directive. Some products require submission of a design dossier to the appropriate regulatory authority for review and approval prior to CE marking of the device. For other products, the company is required to prepare a technical file which includes testing results and clinical evaluations but can self-certify its ability to apply the CE mark to the product. Outside the U.S. and the EU, the regulatory requirements vary across different countries and regions.

        After approval and commercial launch of some vascular products, post-market trials may be conducted either due to a conditional requirement of the regulatory market approval or with the objective of proving product superiority.

        In the Nutritional segment, the research and development process generally focuses on identifying and developing ingredients and products that address the nutritional needs of particular populations (e.g., infants, athletes) or patients (e.g., people with diabetes). Depending upon the country and/or region, if claims regarding a product's efficacy will be made, clinical studies typically must be conducted. Most other product development, such as a product form change from liquid to powder, generally does not necessitate clinical studies.

        In the U.S., the FDA requires that it be notified of proposed new formulations and formulation or packaging changes related to infant formula products. Prior to the launch of an infant formula or product packaging change, the company is required to obtain the FDA's confirmation that it has no objections to the proposed product or packaging. For other nutrition products, notification or pre-approval from the FDA is not required unless the product includes a new food additive. In some countries, regulatory approval may be required for certain nutritional products, including infant formula and medical nutritional products.

Areas of Focus

        Abbott's significant areas of therapeutic focus include the following:

Proprietary Pharmaceutical Products —

        Immunology — Projects are ongoing to identify new mechanisms with the potential to treat an array of immune-mediated diseases. Projects include early stage work in oral DMARD therapies and a number of biologic candidates. ABT-122 and ABT-981 are both dual variable domain immunoglobulins in Phase I clinical trials with potential to be disease modifying anti-arthritic drugs.

        Additional indications of HUMIRA have registration submissions under review, including ankylosing spondylitis in China where the registration filing was submitted in September 2011 and pediatric Crohn's disease where the European Union (EU) registration was submitted in October 2011 and the U.S. submission is expected in mid-2012. Global regulatory applications for ulcerative colitis were submitted in early 2011. Phase III trials are ongoing for ulcerative colitis in Japan, uveitis in the U.S., EU and Japan, peripheral and axial spondyloarthritis in the U.S. and EU, and hidradenitis suppurativa in the U.S. and EU. Approval for juvenile idiopathic arthritis was obtained in July 2011 for Japan.

        Neuroscience/Pain — Abbott is focused on the development of compounds that target receptors in the brain that help regulate neurological functions to address conditions such as Alzheimer's disease, schizophrenia, pain, Parkinson's disease and multiple sclerosis (MS). These efforts include four compounds directed toward the treatment of Alzheimer's disease. Abbott expects ABT-126 to start Phase IIb studies in the first half of 2012, ABT-354 to enter Phase IIa in late 2012 or early 2013, ABT-363 to complete Phase I in late 2012, and ABT-957 to start Phase I in the first half of 2012. Daclizumab, a next-generation antibody, is in ongoing Phase III clinical trials for relapsing remitting MS. ABT-652 is under development for the treatment of multiple pain indications with Phase IIb clinical trials expected to start in June 2012. Duopa is completing its U.S. Phase III program for Parkinson's disease and a registration is expected to be submitted in the second half of 2012.

        Oncology — Abbott is focused on the development of targeted treatments that inhibit tumor growth and improve response to common cancer therapies. Abbott has new molecular entities in development for more than a dozen types of cancer including:

  •
  ABT-888, a PARP-inhibitor, for which Phase II evaluation is ongoing for a number of specific tumor types.

  •
  Elotuzumab under a collaboration agreement acquired as part of the Facet Biotech acquisition in 2010. Abbott began Phase III development of elotuzumab for the treatment of multiple myeloma with its partner in June 2011.

  •
  ABT-199, a next-generation Bcl-2 inhibitor currently in Phase I development being studied for chronic lymphocytic leukemia (CLL) and non-Hodgkin's lymphoma (NHL).

        Hepatitis C — Abbott's antiviral program is focused on developing treatments for hepatitis C (HCV) and development is ongoing for ABT-450, part of the Enanta collaboration, polymerase inhibitor ABT-333, and ABT-267, a NS5A inhibitor.

        Women's Health — In 2010, Abbott entered into a collaboration agreement with Neurocrine to develop and commercialize elagolix, an oral gonadotropin-releasing hormone (GnRH) antagonist, for the treatment of endometriosis-related pain and fibroids. A Phase III study in endometriosis is expected to begin in mid-2012 and a Phase IIa study for uterine fibroids was initiated in November 2011.

        Chronic Kidney Disease — In 2010, Abbott entered into an agreement with Reata Pharmaceuticals for ex-U.S. rights, excluding certain Asian markets, to bardoxolone, an investigational treatment for chronic kidney disease (CKD). A global Phase III trial was initiated in June 2011. A global Phase IIb study was initiated for atrasentan in June 2011.

        In 2011, new formulations of Abbott's existing pharmaceutical products were approved, including Lupron 6-month depot in June and 3-month depot in August in the U.S. A new strength for Creon was approved in the U.S. in June and AndroGel 1.62% was approved in April in the U.S. Work is also continuing on numerous early-stage programs, including the biologic acquired from Pangenetics for chronic pain in late 2009, a cMet antibody for cancer in partnership with Pierre Fabre SA, and other programs across all of Abbott's therapeutic areas of focus.

Established Pharmaceuticals — Abbott is currently working on active ITB plans for about 20 - 30 key brands. Depending on the product, the development activities focus on new markets, formulations, combinations, or indications.

Vascular — Ongoing projects in the pipeline include:

  •
  Xience Xpedition, our next-generation drug-eluting stent (DES) with enhanced deliverability and an expanded size matrix. It utilizes the Xience PRIME stent, everolimus and biocompatible coating technology but incorporates new catheter technology for improved deliverability. Submission of the product for CE Mark and U.S. approval is projected to occur in 2012.

  •
  ABSORB, a bioresorbable vascular scaffold (BVS) device for the treatment of coronary artery disease that is gradually resorbed into the vessel wall. In 2011 Abbott released five-year data from its ABSORB clinical trial, which showed efficacy and safety results consistent with the four-year data. In 2010, Abbott initiated the ABSORB EXTEND clinical trial which will enroll up to 1,000 patients with more complex coronary artery disease. In 2011 after receiving CE Mark approval for ABSORB, Abbott initiated a randomized, controlled clinical trial to further study the device in an expanded population in Europe. A global trial, including the U.S. and other geographies, is planned for later in 2012.

  •
  MitraClip device for the treatment of mitral regurgitation — Abbott's MitraClip system which is on the market in Europe is currently under review for approval by the FDA. An amended filing to the FDA was submitted in December 2011.

  •
  Coronary and endovascular core product projects, including new coronary and endovascular guide wires, and the Absolute Pro and Omnilink Elite stent for iliac indication in the U.S., are at various stages of development and/or undergoing regulatory approvals.

Medical Optics — Abbott is expanding its proprietary laser platforms into new vision correction applications, including laser refractive cataract surgery. Abbott has also developed a new diagnostic instrument and laser treatment planning software which is designed to improve visual outcomes. This instrument and software received CE Mark in November 2011 and will be launched in Europe in the second quarter of 2012. A PMA filing for U.S. regulatory approval is targeted for submission in the second quarter of 2012. A PMA filing for an ophthalmic viscoelastic for the U.S. market was submitted to the FDA in February 2011 and is currently under review. Abbott is also developing new products for patients undergoing cataract surgery, including: the Synchrony intraocular lens (IOL) designed to mimic the eye's natural ability to change focus and deliver improved vision at all distances; advanced IOLs that address astigmatism as well as presbyopia; IOL insertion systems that improve surgeon efficiency and enable implantation through smaller incision sizes; and feature enhancements to phacoemulsification systems.

Molecular Diagnostics — Numerous new molecular diagnostic products, including oncology and infectious disease assays as well as a new instrument system, are currently under development. Abbott's companion diagnostic test for an ALK gene rearrangement test for non-small-cell lung cancer was launched in the U.S. in 2011 and is currently in clinical trials and undergoing regulatory review in numerous other countries. In 2011, an assay to aid in the management of HCV-infected patients undergoing antiviral therapy received U.S. regulatory approval and additional assays to detect the presence of HIV virus and CMV viral load as well as a test to detect hepatitis B drug resistance in patients received CE Mark.

Core Laboratory Diagnostics — Abbott is researching dozens of novel biomarkers focusing on areas such as infectious disease, oncology, cardiac and neuroscience disorders and also has several next-generation instrument systems in development.

Diabetes Care — Abbott submitted its FreeStyle InsuLinx blood glucose monitoring system that includes new features designed to support the insulin-using patient for regulatory approval in the U.S. in June 2011. After receiving CE Mark for this system in May 2011 and Health Canada approval in October 2011, Abbott is continuing to provide R&D support as the product is launched in additional markets. Development is also continuing on an updated hospital blood glucose monitoring system for which filings for approval are projected to be submitted in the U.S. and Europe during the first half of 2013. Abbott is also developing a next-generation monitoring system under the Precision product platform. Abbott anticipates submitting filings for approval in various markets in 2013.

Nutrition — Abbott is focusing its research and development spend on six benefit platforms that span the pediatric, adult and performance nutrition areas: immunity, cognition, lean body mass, inflammation, metabolism and tolerance. Numerous new products that build on advances in these benefit platforms are currently under development and are expected to be launched in 2012.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project (compound or device) over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2011 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous pharmaceutical and medical device projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the research and development of new pharmaceutical and medical device products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. However, Abbott plans to continue to manage its portfolio of projects to achieve research and development spend equal to approximately 9.5 percent to 10 percent of sales each year. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

        Generally, Abbott seeks to obtain various forms of exclusivity for each product in development. Abbott obtains patent protection, where available, in all significant markets and/or countries for each product in development. Additionally, Abbott also seeks to obtain other forms of legal or regulatory exclusivity that would protect the product upon approval. These forms of regulatory exclusivity have a variety of terms, from 3, 5 to 7 years in the United States, and up to 10 years in the European Union. This regulatory exclusivity is granted upon the approval of each development project. In certain instances, regulatory exclusivity may protect a product where patent protection is no longer available or for a period of time in excess of patent protection. The availability of and length of such regulatory exclusivity is based, in part, on the length of the regulatory review process and can only be determined upon product approval. It is not possible to estimate for each product in development the total period of exclusivity that will be obtained if regulatory approval is obtained.

        Generally, upon approval, products in development may be entitled to exclusivity. Abbott seeks patent protection, where available, in all significant markets and/or countries for each product in development. In the United States, the expiration date for patents filed on or after June 8, 1995 is 20 years after the filing date. Given that patents relating to pharmaceutical products are often obtained early in the development process and given the amount of time needed to complete clinical trials and other development activities required for regulatory approval, the length of time between product launch and patent expiration may be significantly less than 20 years if a product in development ultimately obtains regulatory approval. The Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) permits a patent holder to seek a patent extension commonly called a patent term restoration for patents on products (or processes for making the product) regulated by the Federal Food, Drug and Cosmetic Act. The calculation of the patent extension is roughly based on 50 percent of the period of time extending from the filing of an Investigational New Drug application to the submission of the NDA, plus 100 percent of the time period from NDA submission to regulatory approval. The extension, however, cannot exceed 5 years and the remaining patent term after regulatory approval cannot exceed 14 years. Only one patent related to the first commercial marketing of a newly approved pharmaceutical product is eligible for a patent term restoration.

        Additionally, products may be entitled to obtain other forms of legal or regulatory exclusivity upon approval. These forms of regulatory exclusivity have a variety of terms in the United States and are variable in other jurisdictions. In the United States, when the FDA approves a new chemical entity that it has not previously approved alone or in combination with other chemical entities, the product is granted 5 years of regulatory exclusivity. The FDA may grant 3 years of market exclusivity for an NDA, including supplementary applications, if the application contains reports of new clinical investigations that have not previously been relied upon by the FDA. If the FDA grants pediatric exclusivity, the longest existing exclusivity (patent or regulatory) related to the product would be extended by 6 months. If the FDA designates a product as an orphan drug that is either used to treat conditions that afflict a relatively small population or for which there is not a reasonable expectation that the research and development costs will be recovered, the FDA may grant 7 years of exclusivity.

        This regulatory exclusivity is granted upon the approval of each development project. In certain instances, regulatory exclusivity may protect a product where patent protection is no longer available or for a period of time in excess of patent protection. It is not possible to estimate for each product in development the total period of exclusivity that will be obtained if regulatory approval is obtained. However, given the length of time required to complete clinical development of a pharmaceutical product, the minimum and maximum periods of exclusivity that might be achieved in any individual case would not be expected to exceed 3 and 14 years, respectively. These estimates do not consider other factors, such as the difficulty of recreating the manufacturing process for a particular product or other proprietary knowledge that may provide some level of additional protection against generic incursion.

Business Combinations, Technology Acquisitions and Related Transactions

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

        Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010 and January 1, 2009, unaudited pro forma net sales, net earnings and diluted earnings per share for 2010 and 2009 would have been $35.8 billion and $34.2 billion, $4.6 billion and $5.2 billion and $2.96 and $3.36, respectively. The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition, integration and restructuring expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

        In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO) for approximately $1.4 billion, in cash, net of cash held by AMO. Prior to the acquisition, Abbott held a small investment in AMO. Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO's premier position in its field. Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date. The allocation of the fair value of the acquisition resulted in non-deductible goodwill of approximately $1.7 billion, non-deductible definite-lived intangible assets of approximately $900 million and net tangible assets of approximately $400 million. In addition, Abbott assumed $1.5 billion of debt. Acquired intangible assets consist of established customer relationships, developed technology and trade names and are amortized over 2 to 30 years (average of 15 years). In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

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

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $140 million, non-deductible acquired in-process research and development of approximately $220 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $100 million and deferred income taxes of approximately $110 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

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

        In 2011, Abbott entered into a collaboration agreement for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process research and development of $400 million. In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease resulting in a charge to acquired in-process research and development of $238 million. In 2011, certain milestones were achieved and charges to acquired in-process research and development of $188 million were recorded. Additional payments of approximately

$200 million could be required for the achievement of certain development and regulatory milestones. In addition, equity interests of approximately $62 million each were acquired in 2011 and 2010. In 2011, Abbott entered into an agreement to develop and commercialize a treatment for rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process research and development of $85 million. Additional payments totaling up to $395 million could be required for the achievement of certain development, regulatory and commercial milestones under the agreement. In 2010, Abbott also entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million. Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones under this agreement. In 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million resulting in a charge to acquired in-process research and development.

Goodwill

        At December 31, 2011, goodwill recorded as a result of business combinations totaled $15.7 billion. Goodwill is reviewed for impairment annually or when an event that could result in an impairment occurs. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit. While the fair value of the Medical Optics business exceeds its carrying value, extended economic pressure on government-reimbursed cataract procedures in Europe and on the global LASIK surgery business as well as longer regulatory approval timelines for products currently under development could result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $9.0 billion, $8.7 billion and $7.3 billion in 2011, 2010 and 2009, respectively. Trade accounts payable and other liabilities in Net cash from operating activities in 2011 includes the non-cash impact of a litigation reserve of $1.5 billion and Income taxes payable includes $580 million of tax benefits related to the favorable resolution of various tax positions pertaining to prior years. While substantially all of Abbott's cash and cash equivalents at December 31, 2011, 2010 and 2009 is considered reinvested indefinitely in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the U.S., Abbott would be required to accrue and pay U.S. income taxes to repatriate these funds. Abbott believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2011 can be considered to be reinvested indefinitely. Abbott funded $394 million in 2011, $525 million in 2010 and $862 million in 2009 to defined pension plans. Abbott expects pension funding for its main domestic pension plan of $200 million annually. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

        For 2010, the reductions in cash and cash equivalents due to the effect of exchange rate changes was primarily driven by the impact of changes in the value of the U.S. dollar compared to the euro on non-dollar denominated cash and cash equivalents. While future fluctuations in the strength of the U.S. dollar against foreign currencies could have a substantial effect on the dollar value of Abbott's cash and cash equivalents, such fluctuations are not expected to materially impact Abbott's liquidity.

        As discussed above, the United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott's sales and marketing activities for Depakote. Abbott recorded a non-cash charge of $1.5 billion in 2011 related to this investigation. However, the discussions to resolve potential civil and criminal claims related to this matter are ongoing, and until concluded, there can be no certainty about definitive resolution. The ultimate resolution of this matter in any reporting period is expected to have a material impact on Abbott's cash flows for that year.

Debt and Capital

        At December 31, 2011, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material.

        In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott's common shares from time to time. Under this authorization, 14.8 million and 14.5 million shares were purchased in 2010 and 2009 at a cost of approximately $800 million in both years. No shares were purchased under this authorization in 2011. Abbott plans to purchase shares from time to time in 2012.

        In 2011, Abbott repaid $2 billion of long-term notes using primarily short-term borrowings. Under a registration statement filed with the Securities and Exchange Commission in February 2009, Abbott issued $3.0 billion of long-term debt in the second quarter of 2010 that matures in 2015, 2020 and 2040 with interest rates of 2.7 percent, 4.125 percent and 5.3 percent, respectively. Proceeds from this debt were used to pay down short-term borrowings. Abbott is in the process of evaluating the impact of the proposed separation on its future capitalization structure and liquidity. In 2012, Abbott expects to tender for a portion of its outstanding long-term debt with the tender funded by debt issued by the new pharmaceutical company. Under the February 2009 registration statement, Abbott issued $3.0 billion of long-term debt in the first quarter of 2009 that matures in 2019 and 2039 with interest rates of 5.125 percent and 6.0 percent, respectively. Proceeds from this debt were used to fund the acquisition of Advanced Medical Optics, Inc. and to repay debt of Advanced Medical Optics, Inc. In addition, Abbott repaid $1 billion of long-term notes that were due in 2009 using primarily short-term borrowings.

        The judgment entered in 2009 by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court's decision. In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considered these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court's final judgment and found Centocor's patent invalid. On April 25, 2011, Centocor petitioned the Federal Circuit to rehear and reconsider the decision. In June 2011 the Federal Circuit denied Centocor's petition and the restrictions on the funds were lifted.

Working Capital

        Working capital was $8.3 billion at December 31, 2011, $5.1 billion at December 31, 2010 and $10.3 billion at December 31, 2009. The increase in working capital in 2011 was due primarily to higher cash generated from operating activities and lower debt levels. The decrease in working capital in 2010 was due primarily to cash and investments used to acquire Solvay's pharmaceuticals business and Piramal Healthcare Limited's Healthcare Solutions business.

        A significant amount of Abbott's trade receivables in Greece, Portugal, Italy, and Spain are with governmental health systems. Given the economic conditions and sovereign debt issues in these countries, the time it takes to collect outstanding receivables increased in 2011. Outstanding net governmental receivables in these four countries totaled $1.73 billion, $1.50 billion, and $1.59 billion at December 31, 2011, 2010, and 2009, respectively. The percentage of governmental receivables in these four countries over a year past due was 27 percent, 22 percent, and 23 percent at December 31, 2011, 2010, and 2009, respectively. With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott continues to monitor the credit worthiness of customers located in these and other geographic areas and establishes an allowance against a trade receivable when it is probable that the balance will not be collected. If government funding were to become unavailable in these countries or if significant adverse changes in their reimbursement practices were to occur, Abbott may not be able to collect the entire balance.

Capital Expenditures

        Capital expenditures of $1.5 billion in 2011, $1.0 billion in 2010 and $1.1 billion in 2009 were principally for upgrading and expanding manufacturing, research and development, investments in information technology and administrative support facilities in all segments, and for laboratory instruments placed with customers.

Contractual Obligations

        The following table summarizes Abbott's estimated contractual obligations as of December 31, 2011: (dollars in millions)

	Payment Due By Period
	Total	2012	2013-2014	2015-2016	2017 and Thereafter
Long-term debt, including current maturities and future interest payments	$20,070	$1,882	$1,985	$3,757	$12,446
Operating lease obligations	509	112	161	103	133
Capitalized auto lease obligations	85	28	57	—	—
Purchase commitments (a)	3,112	3,004	80	2	26
Other long-term liabilities reflected on the consolidated balance sheet —
Benefit plan obligations	3,753	—	828	924	2,001
Other	4,421	—	3,851	209	361

Total (b)	$31,950	$5,026	$6,962	$4,995	$14,967

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Unrecognized tax benefits totaling $1.9 billion are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items.

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

Recently Issued Accounting Standards

        In 2011, the Financial Accounting Standards Board (FASB) issued an amendment to Topic 270 in the FASB's Accounting Standards Codification. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Abbott adopted this amendment for the year ended December 31, 2011 and retrospectively presented all non-owner changes in stockholders' equity in two separate but consecutive statements. Adoption of this amendment did not have a material impact on Abbott's results of operations, cash flows or financial position.

Legislative Issues

        In the first quarter 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as "health care reform legislation") were signed into law in the U.S. Health care reform legislation included an increase in the basic Medicaid rebate rate from 15.1 percent to 23.1 percent and extended the rebate to drugs provided through Medicaid managed care organizations. These Medicaid rebate changes will continue to have a negative effect on the gross profit margin of the Proprietary Pharmaceutical Products segment in future years.

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

        In 2011, Abbott began recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs. The amount of the annual fee will be based on the ratio of certain of Abbott's sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year. In 2011, additional rebates were incurred related to the Medicare Part D coverage gap "donut hole." Beginning in 2013, Abbott will record the 2.3 percent excise tax imposed by health care reform legislation on the sale of certain medical devices in the U.S.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $93 million and $75 million as of December 31, 2011 and 2010, respectively. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2011 by approximately $18 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $224 million and $165 million as of December 31, 2011 and 2010, respectively. One equity investment is recorded at $124 million with no other individual investment in excess of $18 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2011 and 2010, Abbott had interest rate hedge contracts totaling $6.8 billion and $7.3 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2011, Abbott had $450 million of domestic commercial paper outstanding with an average annual interest rate of 0.07% with an average remaining life of 12 days. The fair value of long-term debt at December 31, 2011 and 2010 amounted to $15.1 billion and $15.7 billion, respectively (average interest rates of 5.2%) with maturities through 2040. At December 31, 2011 and 2010, the fair value of current and long-term investment securities amounted to approximately $1.7 billion and $2.1 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2011 and 2010, Abbott held $1.6 billion and $1.3 billion, respectively, of such contracts, which all mature in the following calendar year.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2011 and 2010, Abbott held $15.7 billion and $10.8 billion, respectively, of such contracts, which mature in the next twelve months.

        Abbott has designated foreign denominated short-term debt of approximately $680 million and approximately $650 million as of December 31, 2011 and 2010, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2011 and 2010: (dollars in millions)

	2011			2010
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$10,526	1.329	$102	$5,803	1.347	$16
British Pound	1,501	1.571	3	1,422	1.581	2
Japanese Yen	2,458	80.3	(3)	2,256	82.7	(2)
Canadian Dollar	280	1.026	(2)	538	1.021	4
All other currencies	2,544	N/A	(1)	2,090	N/A	(25)

Total	$17,309		$99	$12,109		$(5)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(dollars and shares in thousands except per share data)

	Year Ended December 31
	2011	2010	2009
Net Sales	$38,851,259	$35,166,721	$30,764,707

Cost of products sold	15,540,580	14,665,192	13,209,329
Research and development	4,129,414	3,724,424	2,743,733
Acquired in-process and collaborations research and development	672,500	313,200	170,000
Selling, general and administrative	12,756,817	10,376,324	8,405,904

Total Operating Cost and Expenses	33,099,311	29,079,140	24,528,966

Operating Earnings	5,751,948	6,087,581	6,235,741
Interest expense	530,141	553,135	519,656
Interest (income)	(85,196)	(105,453)	(137,779)
Net foreign exchange (gain) loss	(50,271)	(10,924)	35,584
Other (income) expense, net	158,632	(62,011)	(1,375,494)

Earnings Before Taxes	5,198,642	5,712,834	7,193,774
Taxes on Earnings	470,193	1,086,662	1,447,936

Net Earnings	$4,728,449	$4,626,172	$5,745,838

Basic Earnings Per Common Share	$3.03	$2.98	$3.71

Diluted Earnings Per Common Share	$3.01	$2.96	$3.69

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,557,643	1,546,400	1,546,983
Dilutive Common Stock Options and Awards	9,746	9,622	8,143

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,567,389	1,556,022	1,555,126

Outstanding Common Stock Options Having No Dilutive Effect	26,789	29,403	66,189

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Net Earnings	$4,728,449	$4,626,172	$5,745,838

Foreign currency translation (loss) gain adjustments	(817,539)	(2,290,256)	2,295,757
Net actuarial (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(391,528) in 2011, $(70,389) in 2010 and $8,125 in 2009	(510,444)	(59,447)	(259,814)
Unrealized gains on marketable equity securities, net of taxes of $8,338 in 2011, $61 in 2010 and $3,949 in 2009	14,442	106	6,842
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $19,857 in 2011 and $20,567 in 2010	83,202	128,677	(24,872)

Other Comprehensive (loss) income	(1,230,339)	(2,220,920)	2,017,913

Comprehensive Income	$3,498,110	$2,405,252	$7,763,751

Supplemental Accumulated Other Comprehensive Income Information, net of tax as of December 31:
Cumulative foreign currency translation loss (gain) adjustments	$72,527	$(745,012)	$(3,035,268)
Net actuarial losses and prior service cost and credits	2,730,619	2,220,175	2,160,728
Cumulative unrealized (gains) on marketable equity securities	(38,429)	(23,987)	(23,881)
Cumulative (gains) losses on derivative instruments designated as cash flow hedges	(167,532)	(84,330)	44,347

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,728,449	$4,626,172	$5,745,838
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,395,371	1,207,450	1,210,977
Amortization of intangible assets	1,648,523	1,416,855	878,533
Derecognition of a contingent liability associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture	—	—	(797,130)
Share-based compensation	382,602	387,183	366,357
Acquired in-process and collaborations research and development	672,500	313,200	170,000
Investing and financing (gains) losses, net	141,565	126,337	41,967
Trade receivables	(670,152)	(394,665)	(387,749)
Inventories	(129,621)	139,857	230,555
Prepaid expenses and other assets	413,266	553,145	(386,889)
Trade accounts payable and other liabilities	1,789,652	572,533	(374,715)
Income taxes	(1,402,078)	(212,086)	577,416

Net Cash From Operating Activities	8,970,077	8,735,981	7,275,160

Cash Flow From (Used in) Investing Activities:
Acquisitions of businesses and technologies, net of cash acquired	(672,500)	(9,433,243)	(2,370,630)
Acquisitions of property and equipment	(1,491,500)	(1,015,075)	(1,089,048)
Purchases of investment securities	(5,109,987)	(805,932)	(248,970)
Proceeds from sales of investment securities	5,648,720	954,361	16,306
Release of (deposit of) restricted funds	1,870,000	(1,870,000)	—
Other	16,099	(18,426)	(6,368)

Net Cash From (Used in) Investing Activities	260,832	(12,188,315)	(3,698,710)

Cash Flow From (Used in) Financing Activities:
(Repayments of) proceeds from issuance of short-term debt and other	(1,964,685)	(203,854)	3,217,331
Proceeds from issuance of long-term debt and debt with maturities over 3 months	1,000,000	4,000,000	3,000,000
Repayments of long-term debt and debt with maturities over 3 months	(3,012,426)	(1,673,998)	(2,483,176)
Purchases of common shares	(77,007)	(866,825)	(826,345)
Proceeds from stock options exercised, including income tax benefit	968,759	328,411	508,669
Dividends paid	(2,938,096)	(2,671,475)	(2,414,460)

Net Cash (Used in) From Financing Activities	(6,023,455)	(1,087,741)	1,002,019

Effect of exchange rate changes on cash and cash equivalents	(43,005)	(620,893)	118,848

Net Increase (Decrease) in Cash and Cash Equivalents	3,164,449	(5,160,968)	4,697,317
Cash and Cash Equivalents, Beginning of Year	3,648,371	8,809,339	4,112,022

Cash and Cash Equivalents, End of Year	$6,812,820	$3,648,371	$8,809,339

Supplemental Cash Flow Information:
Income taxes paid	$1,781,602	$809,710	$635,445
Interest paid	544,559	580,168	514,326

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2011	2010	2009
		(As Adjusted See Note 1)	(As Adjusted See Note 1)
Current Assets:
Cash and cash equivalents	$6,812,820	$3,648,371	$8,809,339
Investments, primarily time deposits and certificates of deposit	1,284,539	1,803,079	1,122,709
Restricted funds, primarily U.S. treasury bills	—	1,872,490	—
Trade receivables, less allowances of — 2011: $420,579; 2010: $388,564; 2009: $311,546	7,683,920	7,184,034	6,541,941
Inventories:
Finished products	2,220,527	2,058,735	2,289,280
Work in process	432,358	383,580	448,487
Materials	631,364	746,419	527,110

Total inventories	3,284,249	3,188,734	3,264,877
Deferred income taxes	2,700,540	3,076,051	2,364,142
Other prepaid expenses and receivables	2,002,706	1,544,770	1,210,883

Total Current Assets	23,768,774	22,317,529	23,313,891

Investments	378,225	302,049	1,132,866

Property and Equipment, at Cost:
Land	633,917	648,988	546,204
Buildings	4,467,387	4,334,236	4,010,439
Equipment	12,216,388	11,813,618	11,325,450
Construction in progress	698,873	577,460	604,813

	18,016,565	17,374,302	16,486,906
Less: accumulated depreciation and amortization	10,142,610	9,403,346	8,867,417

Net Property and Equipment	7,873,955	7,970,956	7,619,489

Intangible Assets, net of amortization	9,989,636	12,151,628	6,291,989
Goodwill	15,705,380	15,930,077	13,200,174
Deferred Income Taxes and Other Assets	2,560,923	1,901,613	1,023,214

	$60,276,893	$60,573,852	$52,581,623

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in thousands)

	December 31
	2011	2010	2009
		(As Adjusted See Note 1)	(As Adjusted See Note 1)
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$2,347,859	$4,349,796	$4,978,438
Trade accounts payable	1,721,127	1,535,759	1,280,542
Salaries, wages and commissions	1,260,121	1,328,665	1,117,410
Other accrued liabilities	7,854,994	6,014,772	4,399,137
Dividends payable	754,284	680,749	620,640
Income taxes payable	514,947	1,307,723	442,140
Current portion of long-term debt	1,026,896	2,044,970	211,182

Total Current Liabilities	15,480,228	17,262,434	13,049,489

Long-term Debt	12,039,822	12,523,517	11,266,294

Post-employment Obligations and Other Long-term Liabilities	8,230,698	8,022,770	5,078,444

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2011: 1,638,870,201; 2010: 1,619,689,876; 2009: 1,612,683,987	9,817,134	8,744,703	8,257,873
Common shares held in treasury, at cost — Shares: 2011: 68,491,382; 2010: 72,705,928; 2009: 61,516,398	(3,687,478)	(3,916,823)	(3,310,347)
Earnings employed in the business	20,907,362	19,215,768	17,342,694
Accumulated other comprehensive income (loss)	(2,597,185)	(1,366,846)	854,074

Total Abbott Shareholders' Investment	24,439,833	22,676,802	23,144,294
Noncontrolling Interests in Subsidiaries	86,312	88,329	43,102

Total Shareholders' Investment	24,526,145	22,765,131	23,187,396

	$60,276,893	$60,573,852	$52,581,623

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(dollars in thousands except per share data)

	Year Ended December 31
	2011	2010	2009
		(As Adjusted See Note 1)	(As Adjusted See Note 1)
Common Shares:
Beginning of Year
Shares: 2011: 1,619,689,876; 2010: 1,612,683,987; 2009: 1,601,580,899	$8,744,703	$8,257,873	$7,444,411
Issued under incentive stock programs
Shares: 2011: 19,180,325; 2010: 7,005,889; 2009: 11,103,088	954,148	316,071	545,724
Share-based compensation	382,326	388,493	366,128
Issuance of restricted stock awards	(264,043)	(217,734)	(98,390)

End of Year
Shares: 2011: 1,638,870,201; 2010: 1,619,689,876; 2009: 1,612,683,987	$9,817,134	$8,744,703	$8,257,873

Common Shares Held in Treasury:
Beginning of Year
Shares: 2011: 72,705,928; 2010: 61,516,398; 2009: 49,147,968	$(3,916,823)	$(3,310,347)	$(2,626,404)
Issued under incentive stock programs
Shares: 2011: 4,638,841; 2010: 4,166,200; 2009: 2,477,853	249,876	224,237	133,042
Purchased
Shares: 2011: 424,295; 2010: 15,355,730; 2009: 14,846,283	(20,531)	(830,713)	(816,985)

End of Year
Shares: 2011: 68,491,382; 2010: 72,705,928; 2009: 61,516,398	$(3,687,478)	$(3,916,823)	$(3,310,347)

Earnings Employed in the Business:
Beginning of Year, as adjusted	$19,215,768	$17,342,694	$14,114,050
Net earnings	4,728,449	4,626,172	5,745,838
Cash dividends declared on common shares (per share — 2011: $1.92; 2010: $1.76; 2009: $1.60)	(3,011,631)	(2,731,584)	(2,476,036)
Effect of common and treasury share transactions	(25,224)	(21,514)	(41,158)

End of Year	$20,907,362	$19,215,768	$17,342,694

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(1,366,846)	$854,074	$(1,163,839)
Other comprehensive income (loss)	(1,230,339)	(2,220,920)	2,017,913

End of Year	$(2,597,185)	$(1,366,846)	$854,074

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$88,329	$43,102	$39,140
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	(2,017)	45,227	3,962

End of Year	$86,312	$88,329	$43,102

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations, except that three U.S. wholesalers accounted for 22 percent of trade receivables as of December 31, 2011 and 23 percent of trade receivables as of December 31, 2010 and 2009. In addition, governmental accounts in Greece, Portugal, Italy and Spain accounted for 23 percent, 21 percent, and 24 percent of total net trade receivables as of December 31, 2011, 2010, and 2009, respectively. Product warranties are not significant.

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

        BASIS OF CONSOLIDATION AND CHANGE IN ACCOUNTING PRINCIPLE — Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries. Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31. Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it will result in more contemporaneous reporting of the results of foreign subsidiaries. In accordance with applicable accounting literature, a change in subsidiaries' year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $289 million as of January 1, 2009 and a corresponding decrease in other long-term liabilities. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised. A charge of $137 million was recorded to Other (income) expense, net in 2011 to recognize the cumulative immaterial impacts to 2009 and 2010. Had the financial statements been revised, net sales, operating earnings and net earnings in 2009 would have increased by $211 million, $36 million and $38 million, respectively, and net sales, operating earnings and net earnings in 2010 would have decreased by $21 million, $195 million and $175 million, respectively.

        The balance sheets as of December 31, 2010 and 2009 have been appropriately revised to include long-term deferred tax liabilities of $1.1 billion and $165 million, respectively, within Post-employment obligations and other long-term liabilities. Such amounts had previously been netted within Deferred income taxes and other assets.

        In 2011, Abbott changed its presentation of comprehensive income to include a Consolidated Statement of Comprehensive Income in accordance with FASB ASC No. 220, "Comprehensive Income."

        USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include amounts based on estimates

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates, income taxes, pension and other post-employment benefits, valuation of intangible assets, litigation, derivative financial instruments, and inventory and accounts receivable exposures.

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. In certain of Abbott's businesses, primarily within diagnostics and medical optics, Abbott participates in selling arrangements that include multiple deliverables (e.g., instruments, reagents, procedures, and service agreements). Under these arrangements, Abbott recognizes revenue upon delivery of the product or performance of the service and allocates the revenue based on the relative selling price of each deliverable, which is based primarily on vendor specific objective evidence. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

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

        EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Net earnings allocated to common shares in 2011, 2010 and 2009 were $4.714 billion, $4.613 billion and $5.733 billion, respectively.

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

        FAIR VALUE MEASUREMENTS — For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Intangible assets, goodwill and indefinite-lived intangible assets are reviewed for impairment at least on a quarterly and annual basis, respectively.

        SHARE-BASED COMPENSATION — The value of stock options and restricted stock awards and units are amortized over their service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are recorded as incurred.

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of time deposits and certificates of deposit with original maturities of three months or less. Investments in marketable equity securities and certain investments in debt securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in other debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

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

        TRADE RECEIVABLE VALUATIONS — Accounts receivable are stated at their net realizable value. The allowance against gross trade receivables reflects the best estimate of probable losses inherent in the receivables portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available information. Accounts receivable are charged off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted.

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

        ACQUIRED IN-PROCESS AND COLLABORATIONS RESEARCH AND DEVELOPMENT (IPR&D) — The initial costs of rights to IPR&D projects obtained in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets.

Note 2 — Supplemental Financial Information

	2011	2010	2009
	(dollars in millions)
Long-term Investments:
Equity securities	$317	$240	$153
Note receivable from Boston Scientific, 4% interest	—	—	880
Other	61	62	100

Total	$378	$302	$1,133

        The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court's decision. In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considered these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court's final judgment and found Centocor's patent invalid. On April 25, 2011 Centocor petitioned the Federal Circuit

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Supplemental Financial Information (Continued)

to rehear and reconsider the decision. In June 2011 the Federal Circuit denied Centocor's petition and the restrictions on the funds were lifted.

        As discussed in Note 1, Other (income) expense, net, for 2011 includes a charge of $137 million to recognize the cumulative immaterial impacts to 2009 and 2010 relating to the change in year end for foreign subsidiaries. In addition, Other (income) expense, net, for 2011 includes $56 million of fair value adjustments and accretion in the contingent consideration related to the acquisition of Solvay's pharmaceutical business. Other (income) expense, net, for 2009 includes the derecognition of a contingent liability of $797 million associated with the conclusion of the TAP Pharmaceutical Products Inc. joint venture. The contingent liability was established at the conclusion of the joint venture as Abbott agreed to remit cash to Takeda if certain research and development events were not achieved on the development assets retained by Takeda. In 2009, the research and development events were achieved and the contingent liability was derecognized. In addition, Other (income) expense, net for 2009 includes a $287 million gain from the settlement reached between Abbott and Medtronic, Inc. resolving all outstanding intellectual property litigation between the two parties and income from the recording of certain investments at fair value in connection with business acquisitions. Other (income) expense, net, for 2011, 2010 and 2009 also includes ongoing contractual payments from Takeda associated with the conclusion of the TAP joint venture.

	2011	2010	2009
	(dollars in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$1,049	$900	$641
Accrued other rebates (a)	1,238	862	668
All other (b)	5,568	4,253	3,090

Total	$7,855	$6,015	$4,399

(a)
Accrued wholesaler chargeback rebates of $202, $216 and $217 at December 31, 2011, 2010 and 2009, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

(b)
2011 includes $1,509 related to a previously disclosed government investigation and $400 for acquired in-process research and development. 2011 and 2010 includes acquisition consideration payable of $400 related to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

	2011	2010	2009
	(dollars in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$3,301	$2,425	$2,394
Deferred income taxes	703	1,112	165
All other (c)	4,227	4,486	2,519

Total	$8,231	$8,023	$5,078

(c)
2011 and 2010 includes acquisition consideration payable of $770 and $1,150, respectively, related to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $1.6 billion, $1.3 billion and $2.0 billion at December 31, 2011, 2010 and 2009, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2011 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months. The amount of hedge ineffectiveness was not significant in 2011, 2010 and 2009.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2011, 2010 and 2009, Abbott held $15.7 billion, $10.8 billion and $7.5 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $680 million, $650 million and $575 million as of December 31, 2011, 2010 and 2009, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $6.8 billion, $7.3 billion and $5.5 billion at December 31, 2011, 2010 and 2009, respectively, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2011, 2010 and 2009 for these hedges.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $64 million and $(2) million, respectively, at December 31, 2011, $40 million and $(1) million, respectively, at December 31, 2010; and $42 million and $(3) million, respectively, at December 31, 2009.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets				Fair Value — Liabilities
	2011	2010	2009	Balance Sheet Caption	2011	2010	2009	Balance Sheet Caption
	(dollars in millions)
Interest rate swaps designated as fair value hedges	$598	$138	$80	Deferred income taxes and other assets	$—	$36	$218	Post-employment obligations and other long-term liabilities
Interest rate swaps designated as fair value hedges	—	8	—	Other prepaid expenses and receivables	—	—	—	n/a
Foreign currency forward exchange contracts —
Hedging instruments	115	16	—	Other prepaid expenses and receivables	2	10	27	Other accrued liabilities
Others not designated as hedges	165	109	31		179	120	87
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	—	n/a	680	650	575	Short-term borrowings

	$878	$271	$111		$861	$816	$907

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2011, 2010 and 2009 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2011	2010	2009	2011	2010	2009	Income Statement Caption
	(dollars in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$65	$170	$(65)	$(26)	$63	$(64)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(30)	(75)	15	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	488	248	(309)	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	(11)	155	(106)	Net foreign exchange (gain) loss

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

	2011		2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(dollars in millions)
Investment Securities:
Current	$20	$20	$—	$—	$—	$—
Long-term:
Equity securities	317	317	240	240	153	153
Note receivable	—	—	—	—	880	925
Other	61	42	62	43	100	79
Total Long-term Debt	(13,067)	(15,129)	(14,568)	(15,723)	(11,477)	(12,304)
Foreign Currency Forward Exchange Contracts:
Receivable position	280	280	125	125	31	31
(Payable) position	(181)	(181)	(130)	(130)	(114)	(114)
Interest Rate Hedge Contracts:
Receivable position	598	598	146	146	80	80
(Payable) position	—	—	(36)	(36)	(218)	(218)

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
December 31, 2011:
Equity securities	$93	$93	$—	$—
Interest rate swap financial instruments	598	—	598	—
Foreign currency forward exchange contracts	280	—	280	—

Total Assets	$971	$93	$878	$—

Fair value of hedged long-term debt	$7,427	$—	$7,427	$—
Foreign currency forward exchange contracts	181	—	181	—
Contingent consideration related to business combinations	423	—	—	423

Total Liabilities	$8,031	$—	$7,608	$423

December 31, 2010:
Equity securities	$75	$75	$—	$—
Interest rate swap financial instruments	146	—	146	—
Foreign currency forward exchange contracts	125	—	125	—

Total Assets	$346	$75	$271	$—

Fair value of hedged long-term debt	$7,444	$—	$7,444	$—
Interest rate swap financial instruments	36	—	36	—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	365	—	—	365

Total Liabilities	$7,975	$—	$7,610	$365

December 31, 2009:
Equity and other securities	$104	$75	$—	$29
Interest rate swap financial instruments	80	—	80	—
Foreign currency forward exchange contracts	31	—	31	—

Total Assets	$215	$75	$111	$29

Fair value of hedged long-term debt	$5,362	$—	$5,362	$—
Interest rate swap financial instruments	218	—	218	—
Foreign currency forward exchange contracts	114	—	114	—

Total Liabilities	$5,694	$—	$5,694	$—

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

	Defined Benefit Plans			Medical and Dental Plans
	2011	2010	2009	2011	2010	2009
Projected benefit obligations, January 1	$8,606	$6,852	$5,541	$1,673	$1,705	$1,443
Service cost — benefits earned during the year	332	288	221	55	60	45
Interest cost on projected benefit obligations	446	421	368	88	101	94
Losses (gains), primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	608	565	747	(104)	(153)	175
Benefits paid	(294)	(289)	(251)	(62)	(74)	(58)
Acquisition of Solvay's pharmaceuticals business	—	1,045	—	—	28	—
Settlement	(776)	—	—	—	—	—
Other, primarily foreign currency translation	41	(276)	226	7	6	6

Projected benefit obligations, December 31	$8,963	$8,606	$6,852	$1,657	$1,673	$1,705

Plans' assets at fair value, January 1	$7,451	$5,812	$3,997	$396	$341	$266
Actual return on plans' assets	29	782	1,096	5	55	62
Company contributions	394	525	862	40	74	71
Benefits paid	(294)	(289)	(251)	(52)	(74)	(58)
Acquisition of Solvay's pharmaceuticals business	—	763	—	—	—	—
Settlement	(776)	—	—	—	—	—
Other, primarily foreign currency translation	157	(142)	108	—	—	—

Plans' assets at fair value, December 31	$6,961	$7,451	$5,812	$389	$396	$341

Projected benefit obligations greater than plans' assets, December 31	$(2,002)	$(1,155)	$(1,040)	$(1,268)	$(1,277)	$(1,364)

Long-term assets	$66	$27	$21	$—	$—	$—
Short-term liabilities	(35)	(34)	(31)	—	—	—
Long-term liabilities	(2,033)	(1,148)	(1,030)	(1,268)	(1,277)	(1,364)

Net liability	$(2,002)	$(1,155)	$(1,040)	$(1,268)	$(1,277)	$(1,364)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,822	$2,879	$2,699	$601	$713	$685
Prior service cost (credits)	25	30	34	(364)	(406)	(184)

Total	$3,847	$2,909	$2,733	$237	$307	$501

        The projected benefit obligations for non-U.S. defined benefit plans was $2.3 billion, $3.0 billion and $2.0 billion at December 31, 2011, 2010 and 2009, respectively. The accumulated benefit obligations for all defined benefit plans was $7.7 billion, $7.5 billion and $5.8 billion at December 31, 2011, 2010 and 2009, respectively. For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2011, 2010 and 2009, the aggregate accumulated benefit obligations were $6.7 billion, $2.0 billion and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

$1.5 billion, respectively; the projected benefit obligations were $7.9 billion, $2.2 billion and $1.8 billion, respectively; and the aggregate plan assets were $5.8 billion, $1.1 billion and $780 million, respectively.

	Defined Benefit Plans			Medical and Dental Plans
	2011	2010	2009	2011	2010	2009
	(dollars in millions)
Service cost — benefits earned during the year	$332	$288	$221	$55	$60	$45
Interest cost on projected benefit obligations	446	421	368	88	101	94
Expected return on plans' assets	(608)	(571)	(506)	(34)	(31)	(24)
Settlement	40	—	—	—	—	—
Amortization of actuarial losses	163	136	52	38	38	30
Amortization of prior service cost (credits)	4	4	4	(42)	(22)	(22)

Total cost	$377	$278	$139	$105	$146	$123

        Other comprehensive income (loss) for 2011 includes amortization of actuarial losses and prior service cost of $163 million and $4 million, respectively, and net actuarial losses of $1.1 billion for defined benefit plans and amortization of actuarial losses and prior service credits of $38 million and $42 million, respectively, and net actuarial gains of $66 million for medical and dental plans. Other comprehensive income (loss) for 2010 includes amortization of actuarial losses and prior service cost of $136 million and $4 million, respectively, and net actuarial losses of $305 million for defined benefit plans and amortization of actuarial losses and prior service credits of $38 million and $22 million, respectively, and net actuarial gains of $177 million for medical and dental plans. Other comprehensive income (loss) for 2009 includes amortization of actuarial losses and prior service cost of $52 million and $4 million, respectively, and net actuarial losses of $197 million for defined benefit plans and amortization of actuarial losses and prior service credits of $30 million and $22 million, respectively, and net actuarial losses of $128 million for medical and dental plans. The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2011 that is expected to be recognized in the net periodic benefit cost in 2012 is $253 million and $4 million, respectively, for defined benefit pension plans and $35 million and $(42) million, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2011	2010	2009
Discount rate	5.0%	5.4%	5.8%
Expected aggregate average long-term change in compensation	5.3%	5.1%	5.2%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2011	2010	2009
Discount rate	5.4%	5.8%	6.7%
Expected return on plan assets	7.8%	7.8%	8.2%
Expected aggregate average long-term change in compensation	5.1%	4.9%	4.3%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2011	2010	2009
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2019	2016	2016

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2011, by $231 million/$(188) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $25 million/$(20) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Post-Employment Benefits (Continued)

        The following table summarizes the bases used to measure defined benefit plans' assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(dollars in millions)
December 31, 2011:
Equities:
U.S. large cap (a)	$1,470	$1,449	$21	$—
U.S. mid cap (b)	423	152	271	—
International (c)	1,217	485	732	—
Fixed income securities:
U.S. government securities (d)	857	370	487	—
Corporate debt instruments (e)	527	223	304	—
Non-U.S. government securities (f)	450	228	222	—
Other (g)	45	21	24	—
Absolute return funds (h)	1,709	334	751	624
Commodities (i)	183	8	165	10
Other (j)	80	78	—	2

	$6,961	$3,348	$2,977	$636

December 31, 2010:
Equities:
U.S. large cap (a)	$1,523	$1,499	$24	$—
U.S. mid cap (b)	437	162	275	—
International (c)	1,552	758	794	—
Fixed income securities:
U.S. government securities (d)	793	355	438	—
Corporate debt instruments (e)	524	237	286	1
Non-U.S. government securities (f)	758	172	586	—
Other (g)	40	20	19	1
Absolute return funds (h)	1,426	258	582	586
Commodities (i)	242	5	234	3
Other (j)	156	156	—	—

	$7,451	$3,622	$3,238	$591

December 31, 2009:
Equities:
U.S. large cap (a)	$1,267	$1,247	$20	$—
U.S. mid cap (b)	339	105	234	—
International (c)	1,186	455	731	—
Fixed income securities:
U.S. government securities (d)	753	321	430	2
Corporate debt instruments (e)	478	203	272	3
Non-U.S. government securities (f)	346	163	183	—
Other (g)	46	21	23	2
Absolute return funds (h)	1,296	237	536	523
Other (j)	101	74	27	—

	$5,812	$2,826	$2,456	$530

(a)
A mix of index funds that track the S&P 500 (45 percent in 2011 and 2010 and 40 percent in 2009) and separate actively managed equity accounts that are benchmarked to the Russell 1000 (55 percent in 2011 and 2010 and 60 percent in 2009).

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

(d)
Index funds not actively managed (45 percent in 2011 and 2010 and 75 percent in 2009) and separate actively managed accounts (55 percent in 2011 and 2010 and 25 percent in 2009).

(e)
Index funds not actively managed (40 percent in 2011, 15 percent in 2010 and 75 percent in 2009) and separate actively managed accounts (60 percent in 2011, 85 percent in 2010 and 25 percent in 2009).

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

        The following table summarizes the change in the value of assets that are measured using significant unobservable inputs:

	2011	2010	2009
	(dollars in millions)
January 1	$591	$530	$303
Transfers (out of) in from other categories	(1)	(37)	3
Actual return on plan assets:
Assets on hand at year end	(14)	41	99
Assets sold during the year	(1)	(2)	(5)
Purchases, sales and settlements, net	61	59	130

December 31	$636	$591	$530

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

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $394 million in 2011, $525 million in 2010 and $862 million in 2009 to defined pension plans. Abbott expects pension funding for its main domestic pension plan of $200 million annually.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets as well as paid from the plans, are as follows: (dollars in millions)

	Defined Benefit Plans	Medical and Dental Plans
2012	$284	$80
2013	297	82
2014	311	87
2015	331	92
2016	351	98
2017 to 2021	2,082	592

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $151 million in 2011, $147 million in 2010 and $137 million in 2009.

        Abbott provides certain other post-employment benefits, primarily salary continuation plans, to qualifying domestic employees, and accrues for the related cost over the service lives of the employees.

Note 5 — Taxes on Earnings

        Taxes on earnings reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $31.9 billion at December 31, 2011. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2008 are settled except for one item, and the income tax returns for years after 2008 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Taxes on Earnings (Continued)

        Earnings before taxes, and the related provisions for taxes on earnings, were as follows: (dollars in millions)

	2011	2010	2009
Earnings Before Taxes:
Domestic	$364	$(275)	$1,502
Foreign	4,835	5,988	5,692

Total	$5,199	$5,713	$7,194

	2011	2010	2009
Taxes on Earnings:
Current:
Domestic	$(586)	$1,462	$194
Foreign	1,187	835	521

Total current	601	2,297	715

Deferred:
Domestic	162	(1,068)	905
Foreign	(293)	(142)	(172)

Total deferred	(131)	(1,210)	733

Total	$470	$1,087	$1,448

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2011	2010	2009
Statutory tax rate on earnings	35.0%	35.0%	35.0%
Benefit of lower foreign tax rates and tax exemptions	(22.9)	(19.4)	(16.4)
Resolution of certain tax positions pertaining to prior years	(11.2)	—	—
Effect of non-deductible litigation reserve	9.1	—	—
State taxes, net of federal benefit	(0.4)	0.4	1.0
All other, net	(0.6)	3.0	0.5

Effective tax rate on earnings	9.0%	19.0%	20.1%

        As of December 31, 2011, 2010 and 2009, total deferred tax assets were $6.3 billion, $6.1 billion and $4.4 billion, respectively, and total deferred tax liabilities were $2.9 billion, $3.0 billion and $1.8 billion, respectively. Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. Valuation allowances for

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Taxes on Earnings (Continued)

recorded deferred tax assets were not significant. The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows: (dollars in millions)

	2011	2010	2009
Compensation and employee benefits	$1,658	$1,327	$1,332
Trade receivable reserves	492	525	369
Inventory reserves	212	293	251
Deferred intercompany profit	711	255	232
State income taxes	227	233	187
Depreciation	(164)	(64)	(93)
Acquired in-process research and development and other accruals and reserves not currently deductible	2,886	3,401	1,889
Other, primarily the excess of book basis over tax basis of intangible assets	(2,636)	(2,905)	(1,593)

Total	$3,386	$3,065	$2,574

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled. (dollars in millions)

	2011	2010	2009
January 1	$2,724	$2,172	$1,523
Increase due to current year tax positions	588	635	544
Increase due to prior year tax positions	282	171	234
Decrease due to prior year tax positions	(824)	(94)	(90)
Settlements	(647)	(160)	(39)

December 31	$2,123	$2,724	$2,172

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.9 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $550 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Note 6 — Segment and Geographic Area Information

        Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Effective January 1, 2011, Abbott's segments were reorganized to reflect the shift of international branded generic pharmaceutical products to a newly formed division, Established Pharmaceuticals, and the combination of the domestic and international proprietary pharmaceuticals businesses into one global

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

division. The segment information below has been adjusted to reflect the reorganizations. Abbott's reportable segments are as follows:

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

	Net Sales to External Customers (a)			Operating Earnings (a)			Depreciation and Amortization			Additions to Long-term Assets			Total Assets
	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009	2011	2010	2009
Proprietary Pharmaceuticals	$17,022	$15,331	$13,545	$7,155	$6,545	$5,748	$639	$553	$346	$168	$2,779	$146	$10,974	$11,421	$8,725
Established Pharmaceuticals (b)	5,413	4,519	2,941	1,301	985	695	169	148	38	183	2,804	93	6,986	6,730	2,490
Nutritionals	6,006	5,532	5,284	797	777	910	183	177	157	205	163	173	3,241	3,244	3,368
Diagnostics	4,126	3,794	3,578	766	559	406	339	244	282	409	319	453	3,429	3,462	3,688
Vascular	3,333	3,194	2,692	980	910	557	233	252	238	148	528	611	5,272	5,390	5,403

Total Reportable Segments	35,900	32,370	28,040	$10,999	$9,776	$8,316	$1,563	$1,374	$1,061	$1,113	$6,593	$1,476	$29,902	$30,247	$23,674

Other	2,951	2,797	2,725

Net Sales	$38,851	$35,167	$30,765

(a)
Net sales and operating earnings were favorably affected by the relatively weaker U.S. dollar in 2011 and 2010 and for 2009 were unfavorably affected by the relatively stronger U.S. dollar.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

(b)
Additions to long-term assets in 2010 for the Established Pharmaceutical Products segment include goodwill of $2,797.

	2011	2010	2009
	(dollars in millions)
Total Reportable Segment Operating Earnings	$10,999	$9,776	$8,316
Corporate functions and benefit plans costs	(529)	(558)	(354)
Non-reportable segments	276	139	209
Net interest expense	(445)	(448)	(382)
Acquired in-process and collaborations research and development	(673)	(313)	(170)
Share-based compensation	(383)	(387)	(366)
Other, net (c)	(4,046)	(2,496)	(59)

Consolidated Earnings Before Taxes	$5,199	$5,713	$7,194

(c)
Other, net, for 2011 includes a charge of $1,509 related to a previously disclosed government investigation. Other, net, for 2011 and 2010 includes charges of $402 and $881, respectively, for integration, restructuring and other costs associated with the acquisitions of Solvay and Piramal and, in 2010, $189 for the impairment of the intangible asset related to sibutramine. Other, net, for 2009, includes the derecognition of a contingent liability of $797 established in connection with the conclusion of the TAP joint venture and a $287 gain from a patent litigation settlement.

	2011	2010	2009
	(dollars in millions)
Total Reportable Segment Assets	$29,902	$30,247	$23,674
Cash, investments and restricted funds	8,476	7,626	11,065
Current deferred income taxes	2,701	3,076	2,364
Non-reportable segments	4,173	5,385	5,371
All other, net, primarily goodwill and intangible assets not allocated to reportable segments	15,025	14,240	10,108

Total Assets	$60,277	$60,574	$52,582

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (d)			Long-term Assets
	2011	2010	2009	2011	2010	2009
	(dollars in millions)
United States	$16,014	$15,194	$14,453	$15,867	$16,769	$14,886
Japan	2,342	2,025	1,590	1,225	1,172	1,161
Germany	1,759	1,846	1,481	5,909	5,950	6,914
The Netherlands	2,108	2,001	1,801	462	312	365
Italy	1,189	1,144	1,172	229	242	274
Canada	1,098	1,036	902	237	224	166
France	1,297	1,216	959	214	87	106
Spain	1,063	1,066	970	293	291	342
United Kingdom	971	888	779	1,273	1,272	1,095
All Other Countries	11,010	8,751	6,658	10,799	11,937	3,959

Consolidated	$38,851	$35,167	$30,765	$36,508	$38,256	$29,268

(d)
Sales by country are based on the country that sold the product.

Note 7 — Litigation and Environmental Matters

        Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of company-owned locations. Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a probable loss exposure. No individual site cleanup exposure is expected to exceed $4 million, and the aggregate cleanup exposure is not expected to exceed $15 million.

        There are a number of patent disputes with third parties who claim Abbott's products infringe their patents. In April 2007, New York University (NYU) and Centocor, Inc. filed a lawsuit in the Eastern District of Texas asserting that HUMIRA infringes a patent co-owned by NYU and Centocor and exclusively licensed to Centocor. In June 2009, a jury found that Abbott had willfully infringed the patent and awarded NYU and Centocor approximately $1.67 billion in past compensatory damages. In December 2009, the district court issued a final judgment and awarded the plaintiffs an additional $175 million in prejudgment interest. On February 23, 2011, the Federal Circuit reversed the district court's final judgment and found Centocor's patent invalid. On April 25, 2011 Centocor petitioned the Federal Circuit to rehear and reconsider the decision. In June 2011 the Federal Circuit denied Centocor's request to reconsider. In November 2011, Centocor, now known as Janssen Biotech, Inc., petitioned the United States Supreme Court to review the Federal Circuit's decision. Abbott is confident in the merits of its case and, as a result, no reserves have been recorded in this case.

        The United States Department of Justice, through the United States Attorney for the Western District of Virginia, is investigating Abbott's sales and marketing activities for Depakote. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties. In addition, eight state Attorneys General Offices (Florida, Illinois, North Carolina, Ohio, Oregon, Pennsylvania, South Carolina and Texas) have formed a committee on behalf of themselves and other State Attorneys General to investigate Abbott's sales and marketing activities for Depakote to determine whether any of these activities violated various state laws,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Litigation and Environmental Matters (Continued)

including state consumer fraud/protection statutes. Discussions to resolve potential civil and criminal claims arising from this matter have advanced to a point where Abbott believes a loss is probable and estimable and therefore, Abbott recorded a charge of $1.5 billion in 2011. If the discussions are successfully concluded, Abbott expects the discussions to result in resolution of the Depakote-related federal claims, as well as similar state Medicaid-related claims, but not state consumer fraud/protection claims. However, the discussions are ongoing, and until concluded, there can be no certainty about definitive resolution.

        Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott. For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $1.59 billion to $1.63 billion, which includes the $1.5 billion charge discussed above. The recorded reserve balance at December 31, 2011 for these proceedings and exposures was approximately $1.6 billion. These reserves represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

        While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations except for the federal government investigation discussed in the third paragraph of this footnote, the resolution of which is expected to be material to cash flows in a given year.

        In 2009, Abbott and Medtronic, Inc. reached a settlement resolving all outstanding intellectual property litigation between the two parties. Under the terms of the settlement, Medtronic paid Abbott $400 million. The settlement also includes a mutual agreement not to pursue additional litigation on current and future vascular products, subject to specific conditions and time limits. In connection with the settlement, Abbott recognized a gain of $287 million which is included in Other (income) expense, net. The remaining amounts were recognized as royalty income as earned.

Note 8 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, replacement stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2011, Abbott granted 1,757,339 stock options, 852,819 replacement stock options, 1,180,159 restricted stock awards and 6,793,336 restricted stock units under this program. The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options vest equally over three years except for replacement options, which vest in six months. Options granted before January 1, 2005 included a replacement feature. Except for options outstanding that have a replacement feature, options granted after December 31, 2004 do not include a replacement feature. When an employee tenders mature shares to Abbott upon exercise of a stock option, a replacement stock option may be granted equal to the amount of shares tendered. Replacement options are granted at the then current market price for a term that expires on the date of the underlying option grant. Upon a change in control of Abbott, all outstanding stock options become fully exercisable, and all terms and conditions of all restricted stock awards and units are deemed satisfied. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Incentive Stock Program (Continued)

the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs. At December 31, 2011, approximately 180 million shares were reserved for future grants. Subsequent to year-end, the reserve was reduced by approximately 25 million shares for stock options and restricted stock awards and units granted by the Board of Directors.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2010 and December 31, 2011 was 12,449,413 and $54.02 and 14,698,595 and $50.29, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2011 were 7,973,495 and $46.85, 4,998,410 and $53.94 and 725,903 and $51.18, respectively. The fair market value of restricted stock awards and units vested in 2011, 2010 and 2009 was $237 million, $203 million and $81 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2010	109,921,688	$50.46	4.9	100,739,252	$50.06	4.6

Granted	2,610,158	48.43
Exercised	(20,872,261)	48.36
Lapsed	(6,220,306)	55.96

December 31, 2011	85,439,279	$50.52	4.7	81,734,460	$50.51	4.5

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2011 was $529 million and $508 million, respectively. The total intrinsic value of options exercised in 2011, 2010 and 2009 was $94 million, $77 million and $129 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2011 amounted to approximately $242 million which is expected to be recognized over the next three years.

        Total non-cash compensation expense charged against income in 2011, 2010 and 2009 for share-based plans totaled approximately $383 million, $385 million and $365 million, respectively, and the tax benefit recognized was approximately $116 million, $119 million and $118 million, respectively. Compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2011, 2010 and 2009 was $6.23, $9.24 and $9.28, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Risk-free interest rate	2.7%	2.9%	2.7%
Average life of options (years)	6.0	6.0	6.0
Volatility	21.0%	22.0%	22.0%
Dividend yield	4.1%	3.2%	3.0%

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

Note 9 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (dollars in millions)

	2011	2010	2009
3.75% Notes, due 2011	$—	$—	$500
5.6% Notes, due 2011	—	—	1,500
5.15% Notes, due 2012	—	1,000	1,000
1.95% Yen Notes, due 2013	321	299	288
4.35% Notes, due 2014	500	500	500
2.7% Notes, due 2015	750	750	—
5.875% Notes, due 2016	2,000	2,000	2,000
5.6% Notes, due 2017	1,500	1,500	1,500
5.125% Notes, due 2019	2,000	2,000	2,000
4.125% Notes, due 2020	1,000	1,000	—
6.15% Notes, due 2037	1,000	1,000	1,000
6.0% Notes, due 2039	1,000	1,000	1,000
5.3% Notes, due 2040	1,250	1,250	—
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	719	225	(22)

Total, net of current maturities	12,040	12,524	11,266
Current maturities of long-term debt	1,027	2,045	211

Total carrying amount	$13,067	$14,569	$11,477

        Principal payments required on long-term debt outstanding at December 31, 2011, are $1.0 billion in 2012, $330 million in 2013, $505 million in 2014, $750 million in 2015, $2.0 billion in 2016 and $7.8 billion thereafter.

        At December 31, 2011, Abbott's long-term debt rating was AA by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013. Related compensating balances, which are subject to withdrawal by Abbott at its option, and commitment fees are not material. Abbott's weighted-average interest rate on short-term borrowings was 0.4% at December 31, 2011 and 2010 and 0.2% at December 31, 2009.

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

        Had the acquisition of Solvay Pharmaceuticals taken place on January 1, 2010 and January 1, 2009, unaudited pro forma net sales, net earnings and diluted earnings per share for 2010 and 2009 would have been $35.8 billion and $34.2 billion, $4.6 billion and $5.2 billion and $2.96 and $3.36, respectively. The pro forma information includes adjustments for amortization of intangible assets and fair value adjustments to acquisition-date inventory as well as acquisition, integration and restructuring expenses. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

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

        In February 2009, Abbott acquired the outstanding shares of Advanced Medical Optics, Inc. (AMO) for approximately $1.4 billion in cash, net of cash held by AMO. Prior to the acquisition, Abbott held a small investment in AMO. Abbott acquired AMO to take advantage of increasing demand for vision care technologies due to population growth and demographic shifts and AMO's premier position in its field. Abbott acquired control of this business on February 25, 2009 and the financial results of the acquired operations are included in these financial statements beginning on that date. The allocation of the fair value of the acquisition resulted in non-deductible goodwill of approximately $1.7 billion, non-deductible definite-lived intangible assets of approximately $900 million and net tangible assets of approximately $400 million. In addition, Abbott assumed $1.5 billion of debt. Acquired intangible assets consist of established customer relationships, developed technology and trade names and are amortized over 2 to 30 years (average of 15 years). In addition, subsequent to the acquisition, Abbott repaid substantially all of the acquired debt of AMO.

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

        In October 2009, Abbott acquired Evalve, Inc. for $320 million, in cash, plus an additional payment of $90 million to be made upon completion of certain regulatory milestones. Abbott acquired Evalve to obtain a presence in the growing area of non-surgical treatment for structural heart disease. Including a previous investment in Evalve, Abbott has acquired 100 percent of the outstanding shares of Evalve. In connection with the acquisition, the carrying amount of this investment was revalued to fair value resulting in recording $28 million of income, which is reported as Other (income) expense, net. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $140 million, non-deductible acquired in-process research and development of approximately $220 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, goodwill of approximately $100 million and deferred income taxes of approximately $110 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

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

        In 2011, Abbott entered into a collaboration agreement for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process research and development of $400 million. In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease resulting in a charge to acquired in-process research and development of $238 million. In 2011, certain milestones were achieved and charges to acquired in-process research and development of $188 million were recorded. Additional payments of approximately $200 million could be required for the achievement of certain development and regulatory milestones. In addition, equity interests of approximately $62 million each were acquired in 2011 and 2010. In 2011, Abbott entered into an agreement to develop and commercialize a treatment for rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process research and development of $85 million. Additional payments totaling up to $395 million could be required for the achievement of certain development, regulatory and commercial milestones under the agreement. In 2010, Abbott also entered into an agreement to develop and commercialize a product for the treatment of endometriosis resulting in a charge to acquired in-process research and development of $75 million. Additional payments of approximately $500 million could be required for the achievement of certain development, regulatory and commercial milestones under this agreement. In 2009, Abbott acquired the global rights to a novel biologic for the treatment of chronic pain for $170 million resulting in a charge to acquired in-process research and development.

Note 11 — Goodwill and Intangible Assets

        Abbott recorded goodwill of approximately $3.4 billion in 2010 related to the acquisitions of Solvay's pharmaceuticals business, Piramal Healthcare Limited's Healthcare Solutions business, Facet Biotech and STARLIMS Technologies. Goodwill related to the Solvay, Piramal and Facet acquisitions was allocated to the pharmaceutical products segments. In addition, in 2010, Abbott paid $250 million to Boston Scientific as a result of the approval to market the Xience V drug-eluting stent in Japan, resulting in an increase in goodwill in the Vascular Products segment. Abbott recorded goodwill of approximately $2.2 billion in 2009 related to the acquisitions of Advanced Medical Optics, Inc., Ibis Biosciences, Inc., Visiogen, Inc. and Evalve, Inc. Goodwill of approximately $120 million related to the Ibis acquisition was allocated to the Diagnostic Products segment and goodwill of approximately $160 million related to the Evalve acquisition was allocated to the Vascular Products segment. Foreign currency translation and other adjustments (decreased) increased goodwill in 2011, 2010 and 2009 by $(225) million, $(879) million and $997 million, respectively. The amount of goodwill related to reportable segments at December 31, 2011 was $6.2 billion for the Proprietary Pharmaceutical Products segment, $3.0 billion for the Established Pharmaceutical Products segment, $207 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment, and $2.6 billion for the Vascular Products segment. There were no significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Goodwill and Intangible Assets (Continued)

        The gross amount of amortizable intangible assets, primarily product rights and technology was $17.5 billion, $17.3 billion and $10.8 billion as of December 31, 2011, 2010 and 2009, respectively, and accumulated amortization was $8.3 billion, $6.5 billion and $5.1 billion as of December 31, 2011, 2010 and 2009, respectively. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $814 million, $1.4 billion and $610 million at December 31, 2011, 2010 and 2009, respectively. In 2011, Abbott recorded impairment charges for certain research and development assets due to changes in the projected development and regulatory timelines for the projects. $125 million related to a non-reportable segment and $49 million related to the Other categories in Abbott's segment reporting. Discounted cash flow analysis was used to analyze fair value and the charges are included in research and development expenses. The estimated annual amortization expense for intangible assets recorded at December 31, 2011 is approximately $1.5 billion in 2012, $1.3 billion in 2013, $1.0 billion in 2014, $800 million in 2015 and $765 million in 2016. Intangible asset amortization is included in Cost of products sold in the consolidated statement of earnings. Amortizable intangible assets are amortized over 2 to 30 years (average 10 years).

Note 12 — Restructuring Plans

        In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2011, 2010 and 2009, Abbott recorded charges of approximately $194 million, $56 million and $114 million, respectively, reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $76 million in 2011 is classified as Cost of products sold, $69 million as Research and development and $49 million as Selling, general and administrative. Approximately $56 million in 2010 is classified as Cost of products sold and $114 million in 2009 as Selling, general and administrative. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2009	$105
2009 restructuring charges	114
Payments, impairments and other adjustments	(74)

Accrued balance at December 31, 2009	145
2010 restructuring charges	56
Payments, impairments and other adjustments	(124)

Accrued balance at December 31, 2010	77
2011 restructuring charges	194
Payments and other adjustments	(94)

Accrued balance at December 31, 2011	$177

        An additional $25 million, $13 million and $47 million were recorded in 2011, 2010 and 2009, respectively, relating to these restructurings, primarily for accelerated depreciation.

        In 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay's pharmaceuticals business. This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. Under this plan, Abbott recorded charges to Cost of products sold, Research and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Restructuring Plans (Continued)

development and Selling, general and administrative of approximately $99 million, $152 million and $272 million, respectively. The following summarizes the activity for this restructuring: (dollars in millions)

2010 restructuring charge	$523
Payments, impairments and other adjustments	(113)

Accrued balance at December 31, 2010	410
Payments and other adjustments	(302)

Accrued balance at December 31, 2011	$108

        An additional $102 million and $12 million were recorded in 2011 and 2010, respectively, relating to this restructuring, primarily for additional employee severance and accelerated depreciation.

        In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2011 a charge of $28 million was recorded in Cost of products sold. The following summarizes the activity for these restructurings: (dollars in millions)

Accrued balance at January 1, 2009	$110
Payments and other adjustments	(12)

Accrued balance at December 31, 2009	98
Payments and other adjustments	(10)

Accrued balance at December 31, 2010	88
2011 restructuring charge	28
Payments and other adjustments	(37)

Accrued balance at December 31, 2011	$79

        In addition, charges of approximately $42 million, $60 million and $54 million were recorded in 2011, 2010 and 2009, primarily for accelerated depreciation and product transfer costs. Additional charges will be incurred through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Note 13 — Spin-off of Abbott's Proprietary Pharmaceuticals Business

        In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals. To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott's Proprietary Pharmaceutical Products segment. The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company and is expected to be completed by the end of 2012. Subsequent to the separation, the historical results of the research-based pharmaceuticals business will be presented as discontinued operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Quarterly Results (Unaudited)

(dollars in millions except per share data)

	2011	2010	2009
First Quarter
Net Sales	$9,040.9	$7,698.4	$6,718.4
Gross Profit	5,181.9	4,363.2	3,782.4
Net Earnings	863.8	1,003.0	1,438.6
Basic Earnings Per Common Share (a)	.56	.65	.93
Diluted Earnings Per Common Share (a)	.55	.64	.92
Market Price Per Share — High	49.45	56.79	57.39
Market Price Per Share — Low	45.07	52.21	44.10
Second Quarter
Net Sales	$9,616.3	$8,826.0	$7,494.9
Gross Profit	5,745.8	5,282.1	4,365.9
Net Earnings	1,942.8	1,291.7	1,288.1
Basic Earnings Per Common Share (a)	1.24	.83	.83
Diluted Earnings Per Common Share (a)	1.23	.83	.83
Market Price Per Share — High	54.24	53.25	48.37
Market Price Per Share — Low	49.05	45.26	41.27
Third Quarter
Net Sales	$9,816.7	$8,674.5	$7,761.3
Gross Profit	5,843.4	4,933.4	4,401.2
Net Earnings	303.2	890.7	1,480.4
Basic Earnings Per Common Share (a)	.19	.58	.95
Diluted Earnings Per Common Share (a)	.19	.57	.95
Market Price Per Share — High	53.60	52.86	49.69
Market Price Per Share — Low	46.29	44.59	43.45
Fourth Quarter
Net Sales	$10,377.4	$9,967.8	$8,790.1
Gross Profit	6,539.6	5,922.8	5,005.9
Net Earnings	1,618.7	1,440.8	1,538.7
Basic Earnings Per Common Share (a)	1.03	.93	.99
Diluted Earnings Per Common Share (a)	1.02	.92	.98
Market Price Per Share — High	56.44	53.75	54.97
Market Price Per Share — Low	48.96	46.03	48.41
(a)
The sum of the quarters' basic earnings per share for 2011, 2010 and 2009 and diluted earnings per share for 2011 and 2009 do not add to the full year earnings per share amounts due to rounding.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2011, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 91.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Greg W. Linder
VICE PRESIDENT AND CONTROLLER

February 21, 2012

Reports of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2011, 2010, and 2009, and the related consolidated statements of earnings, comprehensive income, shareholders' investment, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011, 2010, and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, in 2011 the Company changed the year end of its foreign subsidiaries from a November 30 fiscal year end to a December 31 calendar year end and changed its presentation of comprehensive income.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2012

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2011 and our report dated February 21, 2012 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the Company's change to the year end of its foreign subsidiaries and change to its presentation of comprehensive income during 2011.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2012

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 89 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 91 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2011, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Information Concerning Nominees for Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2012 Abbott Laboratories Proxy Statement. The 2012 Proxy Statement will be filed on or about March 15, 2012. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 22 through 24 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2012 Proxy Statement under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2012 Proxy Statement will be filed on or about March 15, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders[1]	85,439,279	$50.52	189,812,220
Equity compensation plans not approved by security holders	0	$—	0
Total[1]	85,439,279	$50.52	189,812,220

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

  (iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended; AMO's 2004 Stock Incentive Plan, as amended and restated; the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan; the VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated; the VISX, Incorporated 1995 Stock Plan, as amended; the VISX, Incorporated 2000 Stock Plan; and the VISX, Incorporated 2001 Nonstatutory Stock Option Plan. As of December 31, 2011, 1,859,446 options remained outstanding under the plans. These options have a weighted average purchase price of $71.68. No further awards will be granted under the plans.

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

(b)
Information Concerning Security Ownership. Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2012 Proxy Statement. The 2012 Proxy Statement will be filed on or about March 15, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2012 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2012 Proxy Statement will be filed on or about March 15, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2012 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2012 Proxy Statement will be filed on or about March 15, 2012.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements: See Item 8, "Financial Statements and Supplementary Data," on page 53 hereof, for a list of financial statements.

(2)
Financial Statement Schedules: The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	99
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	100
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K: The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 101 through 108 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 101 through 108).

(c)
Financial Statement Schedule filed (page 99).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 21, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 21, 2012 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ GREG W. LINDER Greg W. Linder Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT, PH.D. Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories
/s/ H. LAURANCE FULLER H. Laurance Fuller Director of Abbott Laboratories	/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories

/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories	/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories
/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories	/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories
/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(in thousands of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2011	$388,564	$429,794	$(397,779)	$420,579
2010	311,546	401,818	(324,800)	388,564
2009	280,519	249,634	(218,607)	311,546

Note: Prior year amounts have been adjusted to conform to the current year presentation which includes the provisions and amounts charged off related to product returns.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of and for the years ended December 31, 2011, 2010, and 2009, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 21, 2012, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the Company's change to the year end of its foreign subsidiaries and change to its presentation of comprehensive income during 2011; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 2012

EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2011

        Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed under the Securities Exchange Act of 1934."

10-K Exhibit Table Item No.
2.1

*Amendment No. 2 to Business Transfer Agreement dated January 29, 2011, by and among Abbott Healthcare Private Limited, Abbott Laboratories, Piramal Healthcare Limited ("Piramal") and certain shareholders of Piramal, filed as Exhibit 2 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective as of December 9, 2011, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated December 13, 2011.
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

4.3	*Form of 3.75% Note, filed as Exhibit 4.28 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.4	*Form of 4.35% Note, filed as Exhibit 4.29 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.5	*Actions of Authorized Officers with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.30 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.6	*Officers' Certificate and Company Order with respect to Abbott's 3.75% Notes and 4.35% Notes, filed as Exhibit 4.31 to the 2004 Abbott Laboratories Annual Report on Form 10-K.
4.7	*Form of 5.875% Note, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.8	*Actions of the Authorized Officers with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 9, 2006.
4.9	*Officers' Certificate and Company Order with respect to Abbott's 5.375% Notes, 5.600% Notes and 5.875% Notes, filed as Exhibit 4.25 to the 2006 Abbott Laboratories Report on Form 10-K.

10-K Exhibit Table Item No.
4.10	*Form of $1,000,000,000 5.150% Note due 2012, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.11	*Form of $1,500,000,000 5.600% Note due 2017, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.12	*Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.13

*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.14	*Form of $2,000,000,000 5.125% Note due 2019, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.15	*Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.16

*Actions of the Authorized Officers with respect to Abbott's 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.17	*Form of 2015 Note, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.18	*Form of 2020 Note, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.19	*Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.20	*Actions of the Authorized Officers with respect to Abbott's 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
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

10-K Exhibit Table Item No.
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

10-K Exhibit Table Item No.
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

10-K Exhibit Table Item No.
10.58

*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White and T.C. Freyman, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10.59

*Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.60

*First Amendment to Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, filed as Exhibit 4.4 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10.61	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.62	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.63	*VISX, Incorporated 2001 Nonstatutory Stock Option Plan, filed as Exhibit 4.7 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.64	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.65	*VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated, filed as Exhibit 4.9 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.66	*VISX, Incorporated 1995 Stock Plan, as amended, filed as Exhibit 4.10 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2011 filed on February 21, 2012, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Investment; and (v) the notes to the consolidated financial statements.

        The 2012 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 15, 2012.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.