Form 10-Q
period 2012-03-31
ABBOTT LABORATORIES
filed 2012-05-08
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, Abbott Laboratories had 1,573,391,467 common shares without par value outstanding.

PART  I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2012	2011
Net Sales	$9,456,633	$9,040,850

Cost of products sold	3,724,921	3,858,983
Research and development	1,005,682	930,400
Acquired in-process and collaborations research and development	150,000	100,000
Selling, general and administrative	3,000,308	2,850,318
Total Operating Cost and Expenses	7,880,911	7,739,701

Operating Earnings	1,575,722	1,301,149

Interest expense	126,866	145,587
Interest (income)	(17,437)	(21,716)
Net foreign exchange loss (gain)	24,762	(32,366)
Other (income) expense, net	(71,498)	140,858
Earnings Before Taxes	1,513,029	1,068,786
Taxes on Earnings	270,905	204,968
Net Earnings	$1,242,124	$863,818

Basic Earnings Per Common Share	$0.79	$0.56
Diluted Earnings Per Common Share	$0.78	$0.55

Cash Dividends Declared Per Common Share	$0.51	$0.48

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,573,921	1,551,755
Dilutive Common Stock Options and Awards	15,589	6,886
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,589,510	1,558,641

Outstanding Common Stock Options Having No Dilutive Effect	3,066	63,202

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended March 31
	2012	2011
Net Earnings	$1,242,124	$863,818
Foreign currency translation gain adjustments	659,017	1,616,971
Amortization of net actuarial losses and prior service cost and credits, net of taxes of $22,966 in 2012 and $16,877 in 2011	39,855	29,817
Unrealized (loss) gain on marketable equity securities, net of taxes of $(113) in 2012 and $591 in 2011	(196)	1,024
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $5,137 in 2012 and $(24,749) in 2011	(42,610)	(98,917)
Other Comprehensive income	656,066	1,548,895
Comprehensive Income	$1,898,190	$2,412,713

	March 31	December 31
	2012	2011
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation (gain) loss adjustments	$(586,490)	$72,527
Net actuarial losses and prior service cost and credits	2,690,764	2,730,619
Cumulative unrealized (gains) on marketable equity securities	(38,233)	(38,429)
Cumulative losses (gains) on derivative instruments designated as cash flow hedges	(124,922)	(167,532)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2012	2011
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,242,124	$863,818
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	354,211	354,120
Amortization of intangibles	389,056	391,547
Share-based compensation	197,342	175,808
Acquired in-process and collaborations research and development	150,000	100,000
Trade receivables	132,482	298,953
Inventories	(170,687)	44,784
Other, net	(69,598)	(217,884)
Net Cash From Operating Activities	2,224,930	2,011,146

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(453,330)	(391,813)
Acquisition of businesses and technology	(670,849)	—
Purchases of investment securities, net	(3,899,584)	(1,917,221)
Other	11,149	7,804
Net Cash (Used in) Investing Activities	(5,012,614)	(2,301,230)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	1,399,029	396,213
Payment of long-term debt	(54,000)	(500,582)
Purchases of common shares	(987,686)	(71,750)
Proceeds from stock options exercised, including income tax benefit	687,279	175,752
Dividends paid	(758,548)	(683,967)
Net Cash From (Used in) Financing Activities	286,074	(684,334)

Effect of exchange rate changes on cash and cash equivalents	34,700	66,203

Net Decrease in Cash and Cash Equivalents	(2,466,910)	(908,215)
Cash and Cash Equivalents, Beginning of Year	6,812,820	3,648,371
Cash and Cash Equivalents, End of Period	$4,345,910	$2,740,156

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31	December 31
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$4,345,910	$6,812,820
Investments, primarily time deposits and certificates of deposit	5,180,651	1,284,539
Trade receivables, less allowances of $422,157 in 2012 and $420,579 in 2011	7,659,882	7,683,920
Inventories:
Finished products	2,320,275	2,220,527
Work in process	497,466	432,358
Materials	731,607	631,364
Total inventories	3,549,348	3,284,249
Prepaid expenses, deferred income taxes, and other receivables	4,866,340	4,703,246
Total Current Assets	25,602,131	23,768,774
Investments	374,746	378,225
Property and Equipment, at Cost	18,379,308	18,016,565
Less: accumulated depreciation and amortization	10,424,051	10,142,610
Net Property and Equipment	7,955,257	7,873,955
Intangible Assets, net of amortization	9,792,287	9,989,636
Goodwill	15,903,365	15,705,380
Deferred Income Taxes and Other Assets	2,788,015	2,560,923
	$62,415,801	$60,276,893
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,757,859	$2,347,859
Trade accounts payable	1,726,962	1,721,127
Salaries, wages and commissions	1,021,925	1,260,121
Other accrued liabilities	7,689,629	7,854,994
Dividends payable	802,611	754,284
Income taxes payable	759,361	514,947
Current portion of long-term debt	1,027,576	1,026,896
Total Current Liabilities	16,785,923	15,480,228
Long-term Debt	11,861,505	12,039,822
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	8,224,939	8,230,698
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2012: 1,652,439,855; 2011: 1,638,870,201	10,378,070	9,817,134
Common shares held in treasury, at cost - Shares: 2012: 79,048,388; 2011: 68,491,382	(4,297,725)	(3,687,478)
Earnings employed in the business	21,314,465	20,907,362
Accumulated other comprehensive income (loss)	(1,941,119)	(2,597,185)
Total Abbott Shareholders’ Investment	25,453,691	24,439,833
Noncontrolling Interests in Subsidiaries	89,743	86,312
Total Shareholders’ Investment	25,543,434	24,526,145
	$62,415,801	$60,276,893

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the first three months of 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.

Note 2 — Supplemental Financial Information

Unvested restricted stock units that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months ended March 31, 2012 and 2011 were $1.238 billion and $862 million, respectively.

Other (income) expense, net, for 2012 includes income of approximately $60 million from the resolution of a contractual agreement.  Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions to defined benefit plans of $290 million and $288 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each quarter.

The components of long-term investments as of March 31, 2012 and December 31, 2011 are as follows:

	March 31	December 31
(dollars in millions)	2012	2011
Equity securities	$314	$317
Other	61	61
Total	$375	$378

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

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  On February 21, 2012 the United States Supreme Court denied Centocor Inc.’s and New York University’s s petition to review a February 2011 Federal Circuit Court of Appeals decision reversing a $1.67 billion judgment in favor of Centocor and the New York University on a patent they claimed Abbott’s HUMIRA infringed. This decision concludes the case.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote.  The government sought to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  The state Attorneys General offices sought to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.  Discussions to resolve potential civil and criminal claims arising from this matter advanced to a point where Abbott believed a loss was probable and estimable and therefore, Abbott recorded charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012.  In May 2012, Abbott reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  The settlement of the federal claims is subject to approval by the United States District Court for the Western District of Virginia.

Within the next year, legal proceedings may occur that may result in a change in the estimated reserves recorded by Abbott.  For its legal proceedings and environmental exposures Abbott estimates the range of possible loss to be from approximately $1.71 billion to $1.74 billion, which includes the $1.6 billion charge discussed above.  The recorded reserve balance at March 31, 2012 for these proceedings and exposures was approximately $1.72 billion.  These reserves represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations except for the government investigation discussed in the third paragraph of this footnote, where payment of the settlement is expected to be material to cash flows in 2012.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(dollars in millions)	2012	2011	2012	2011

Service cost - benefits earned during the period	$97	$80	$15	$15
Interest cost on projected benefit obligations	113	113	20	24
Expected return on plans’ assets	(154)	(149)	(8)	(9)
Net amortization	62	44	(2)	2
Net cost	$118	$88	$25	$32

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2012 and 2011, $290 million and $288 million, respectively, was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each quarter.

Note 6 — Segment Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  Effective January 1, 2012, certain international operations were transferred from the Established Pharmaceutical Products segment to the Proprietary Pharmaceutical Products segment.  The segment information below has been adjusted to reflect this reorganization.  Abbott’s reportable segments are as follows:

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

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(dollars in millions)	2012	2011	2012	2011
Proprietary Pharmaceutical Products	$4,072	$3,801	$1,560	$1,361
Established Pharmaceutical Products	1,257	1,277	293	290
Nutritional Products	1,566	1,423	260	155
Diagnostic Products	1,042	983	192	170
Vascular Products	803	845	233	226
Total Reportable Segments	8,740	8,329	2,538	2,202
Other	717	712
Net Sales	$9,457	$9,041
Corporate functions and benefit plans costs			(143)	(133)
Non-reportable segments			130	58
Net interest expense			(109)	(124)
Share-based compensation (a)			(197)	(176)
Acquired in-process and collaborations research and development			(150)	(100)
Other, net			(556)	(658)
Consolidated Earnings Before Taxes			$1,513	$1,069

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Note 7 — Incentive Stock Programs

In the first three months of 2012, Abbott granted 1,884,400 stock options, 355,576 replacement stock options, 985,300 restricted stock awards and 6,681,587 restricted stock units under these programs.  At March 31, 2012, approximately 157 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2012 is as follows:

	Outstanding	Exercisable
Number of shares	72,723,156	68,503,796
Weighted average remaining life (years)	4.9	4.6
Weighted average exercise price	$50.79	$50.63
Aggregate intrinsic value (in millions)	$793	$760

The total unrecognized share-based compensation cost at March 31, 2012 amounted to approximately $460 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

Note 8 —Business and Technology Acquisitions

In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first quarter of 2011, certain milestones were achieved resulting in the recording of $100 million of acquired in-process and collaborations research and development.  In the first quarter of 2012, $50 million of research and development expense was recorded related to the achievement of a clinical development milestone under this agreement.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $1.0 billion and $1.6 billion at March 31, 2012 and December 31, 2011, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2012 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2012 and 2011.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2012 and December 31, 2011, Abbott held $15.8 billion and $15.7 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $645 million and approximately $680 million as of March 31, 2012 and December 31, 2011, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at March 31, 2012 and December 31, 2011 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2012 or 2011 for these hedges.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2012 and December 31, 2011:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	March 31 2012	Dec. 31 2011	Balance Sheet Caption	March 31 2012	Dec. 31 2011	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$588	$598	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	51 58	115 165	Prepaid expenses, deferred income taxes, and other receivables	— 63	2 179	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	645	680	Short-term borrowings
	$697	$878		$708	$861

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2012 and 2011 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2012 and 2011 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(dollars in millions)	2012	2011	2012	2011	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$82	$(22)	$15	$57	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	35	10	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	(10)	(36)	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	16	(101)	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of March 31, 2012 and December 31, 2011 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31 2012		December 31 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Securities:
Current	$15	$15	$20	$20
Long-term:
Equity securities	314	314	317	317
Other	61	40	61	42
Total Long-term Debt	(12,889)	(15,214)	(13,067)	(15,129)
Foreign Currency Forward Exchange Contracts:
Receivable position	109	109	280	280
(Payable) position	(63)	(63)	(181)	(181)
Interest Rate Hedge Contracts	588	588	598	598

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2012:
Equity securities	$89	$89	$—	$—
Interest rate swap derivative financial instruments	588	—	588	—
Foreign currency forward exchange contracts	109	—	109	—
Total Assets	$786	$89	$697	$—

Fair value of hedged long-term debt	$7,324	$—	$7,324	$—
Foreign currency forward exchange contracts	63	—	63	—
Contingent consideration related to business combinations	294	—	—	294
Total Liabilities	$7,681	$—	$7,387	$294

December 31, 2011:
Equity securities	$93	$93	$—	$—
Interest rate swap derivative financial instruments	598	—	598	—
Foreign currency forward exchange contracts	280	—	280	—
Total Assets	$971	$93	$878	$—

Fair value of hedged long-term debt	$7,427	$—	$7,427	$—
Foreign currency forward exchange contracts	181	—	181	—
Contingent consideration related to business combinations	423	—	—	423
Total Liabilities	$8,031	$—	$7,608	$423

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange, payments and other changes in fair value.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

Note 10 — Goodwill and Intangible Assets

Foreign currency translation adjustments and other adjustments increased goodwill in the first three months of 2012 and 2011 by approximately $200 million and approximately $700 million, respectively. The amount of goodwill related to reportable segments at March 31, 2012 was $6.3 billion for the Proprietary Pharmaceutical Products segment, $3.1 billion for the Established Pharmaceutical Products segment, $207 million for the Nutritional Products segment, $383 million for the Diagnostic Products segment, and $2.7 billion for the Vascular Products segment.  There were no significant reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.6 billion as of March 31, 2012 and $17.5 billion as of December 31, 2011, and accumulated amortization was $8.6 billion as of March 31, 2012 and $8.3 billion as of December 31, 2011. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $778 million at March 31, 2012 and $ 814 million at December 31, 2011. The estimated annual amortization expense for intangible assets is approximately $1.5 billion in 2012, $1.3 billion in 2013, $1.0 billion in 2014, $800 million in 2015 and $765 million in 2016.  Intangible asset amortization is included in Cost of products sold in the condensed consolidated statement of earnings.  Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Note 11 — Restructuring Plans

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

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	1	(30)
Accrued balance at March 31	$178	$163

Additional charges of $30 million and $4 million were recorded in the first three months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

In 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.   The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$108	$410
Payments and other adjustments	(61)	(62)
Accrued balance at March 31	$47	$348

Additional charges of approximately $2 million and $44 million were recorded in the first three months of 2012 and 2011, respectively, relating to this restructuring, primarily for employee severance.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited), continued

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Payments and other adjustments	(11)	(3)
Accrued balance at March 31	$68	$85

Additional charges of approximately $4 million and $9 million were recorded in the first three months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Note 12 — Separation of Abbott’s Proprietary Pharmaceuticals Business

In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals.  To accomplish the separation, Abbott plans to create a new company called AbbVie for its research-based pharmaceuticals business which will include Abbott’s Proprietary Pharmaceutical Products segment.  The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company and is expected to be completed by the end of 2012.   Subsequent to the separation, the historical results of the research-based pharmaceuticals business will be presented as discontinued operations.  Annual net sales for the new research based pharmaceuticals business were approximately $17.4 billion in 2011.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(dollars in millions)	2012	Percent Change	2011	Percent Change

Proprietary Pharmaceutical Products	$4,072	7.1	$3,801	11.9
Established Pharmaceutical Products	1,257	(1.6)	1,277	81.8
Nutritional Products	1,566	10.1	1,423	7.8
Diagnostic Products	1,042	6.1	983	7.4
Vascular Products	803	(4.9)	845	13.1
Total Reportable Segments	8,740	4.9	8,329	17.5
Other	717	0.6	712	16.3
Net Sales	$9,457	4.6	$9,041	17.4

Total U.S.	$3,722	5.8	$3,517	8.1

Total International	$5,735	3.8	$5,524	24.3

The net sales growth in 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 1.3 percent of unfavorable exchange, net sales increased 5.9 percent in 2012.  The relatively stronger U.S. dollar decreased first quarter 2012 Total International sales by 2.1 percent, decreased Proprietary Pharmaceutical Products segment sales by 1.2 percent, decreased Established Pharmaceutical Products segment sales by 3.5 percent, decreased Nutritional Product segment sales by 0.3 percent, decreased Diagnostic Products segment sales by 1.4 percent and decreased Vascular Products segment sales by 0.5 percent over the first quarter of 2011.  The decrease in 2012 Vascular Products sales is due to the winding down of royalty and supply agreements related to certain third party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the negative effect of exchange, Vascular Products sales increased 4.3 percent in 2012.

The net sales growth in 2011 reflects unit growth, the acquisitions of Solvay’s pharmaceuticals business in February 2010 and Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  Excluding 1.3 percent of favorable exchange, net sales increased 16.1 percent in 2011.  The relatively weaker U.S. dollar increased first quarter 2011 Total International sales by 2.2 percent, increased Proprietary Pharmaceutical Products segment sales by 0.5 percent, increased Established Pharmaceutical Products segment sales by 2.9 percent, increased Nutritional Product segment sales by 2.0 percent, increased Diagnostic Products segment sales by 1.2 percent and increased Vascular Products segment sales by 1.6 percent over the first quarter of 2010.  Sales growth in 2011 in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisitions of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare solutions business in September 2010.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2012	Percent Change	2011	Percent Change
Proprietary Pharmaceuticals —
Total U.S. Proprietary sales	$2,053	7	$1,927	13
HUMIRA	773	23	630	16
TRILIPIX/TriCor	254	(12)	289	4
Niaspan	191	(15)	226	11
AndroGel	232	23	188	n/m
Lupron	141	18	119	11
Synthroid	129	11	117	19
Kaletra	55	(15)	64	(10)

Total International Proprietary sales	2,019	8	1,874	11
HUMIRA	1,161	14	1,016	19
Synagis	346	7	325	7
Kaletra	166	(10)	184	(17)
Lupron	58	(10)	65	1

Total Established Pharmaceutical Products sales —	1,257	(2)	1,277	82
Clarithromycin	144	(5)	152	7
TriCor and Lipanthyl (fenofibrate)	75	(5)	79	n/m
Creon	78	14	69	n/m
Serc	52	(18)	63	n/m
Duphaston	61	(9)	66	n/m
Synthroid	26	2	25	12

Nutritionals —
U.S. Pediatric Nutritionals	357	15	309	—
International Pediatric Nutritionals	503	13	446	14
U.S. Adult Nutritionals	347	7	324	2
International Adult Nutritionals	356	5	340	18

Diagnostics —
Immunochemistry	800	6	752	7

Vascular Products (1) —
Xience	404	7	378	32
Other Coronary Products	155	3	150	6
Endovascular	114	5	109	11
n/m — Percent change is not meaningful

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Total Established Pharmaceutical Products sales decreased in 2012 due to the negative effect of exchange and decreased sales of Clarithromycin and Serc due to, in part, pricing pressures in Europe, partially offset by growth in emerging markets.  Excluding the effect of exchange, Total Established Pharmaceutical Products sales increased 1.9 percent.  U.S. Pediatric Nutritional sales in 2012 reflect market share gains for Similac and unit growth for PediaSure while 2011 sales were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  The increase in 2012 U.S. Adult Nutritional sales reflects unit growth for the Ensure and Glucerna products.  International Pediatric and Adult Nutritionals sales increased in 2012 and 2011 due primarily to volume growth in developing countries. In addition to the product increases listed above, the 2011 growth in U.S. Proprietary product sales is due to the acquisition of Solvay Pharmaceuticals in February 2010.   The relatively weaker U.S. dollar increased International Pediatric sales and International Adult Nutritional sales in 2011 by 3.9 percent each.

FINANCIAL REVIEW

(continued)

The gross profit margin was 60.6 percent for the first quarter 2012, compared to 57.3 percent for the first quarter 2011.  The increase in the gross profit margin in 2012 was due primarily to favorable product mix and improved gross margins across all reportable segments.

Research and development expenses increased 8.1 percent in the first quarter 2012 over the first quarter 2011.  This increase reflects continued pipeline spending, including programs in biologics, chronic kidney disease, women’s health and hepatitis C.  The majority of research and development expenditures are concentrated on pharmaceutical products. $628 million of Abbott’s research and development expenses for the three months ended March 31, 2012 related to Abbott’s pharmaceutical products, of which $551 million was directly allocated to the Proprietary Pharmaceutical Products segment.  For the first three months ended March 31, 2012, research and development expenditures totaled $96 million for the Vascular Products segment, $85 million for the Diagnostics Products segment, $66 million for the Established Pharmaceutical Products segment and $42 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter 2012 increased 5.3 percent over the first quarter 2011.  Excluding any charges relating to acquisition integration, litigation, separation and restructurings in both periods, selling, general and administrative expenses increased 7.2 percent in 2012.  This increase reflects increased selling and marketing support for new and existing products, including spending for HUMIRA, and inflation.

Business and Technology Acquisitions

In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first quarter of 2011, certain milestones were achieved resulting in the recording of $100 million of acquired in-process and collaborations research and development.  In the first quarter of 2012, $50 million of research and development expense was recorded related to the achievement of a clinical development milestone under this agreement.

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

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	1	(30)
Accrued balance at March 31	$178	$163

Additional charges of $30 million and $4 million were recorded in the first three months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

FINANCIAL REVIEW

(continued)

In 2010, Abbott management approved a restructuring plan primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$108	$410
Payments and other adjustments	(61)	(62)
Accrued balance at March 31	$47	$348

Additional charges of approximately $2 million and $44 million were recorded in the first three months of 2012 and 2011, respectively, relating to this restructuring, primarily for employee severance.

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Payments and other adjustments	(11)	(3)
Accrued balance at March 31	$68	$85

Additional charges of approximately $4 million and $9 million were recorded in the first three months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Interest Expense (Income)

Interest expense decreased in the first quarter 2012 compared to 2011 due to a lower level of borrowing and interest income decreased in the first quarter 2012 compared to 2011 primarily as a result of lower interest rates.

Other (income) expense, net

Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the first three months of 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Other (income) expense, net, for 2012 includes income of approximately $60 million from the resolution of a contractual agreement.

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

FINANCIAL REVIEW

(continued)

Liquidity and Capital Resources March 31, 2012 Compared with December 31, 2011

Net cash from operating activities for the first three months 2012 totaled approximately $2.2 billion.  Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions to defined benefit plans of $290 million and $288 million, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote. Abbott recorded non-cash charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012. In May 2012, Abbott reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  The settlement of the federal claims is subject to approval by the United States District Court for the Western District of Virginia.  Payment of the settlement is expected to be material to cash flows in 2012.

Working capital was $8.8 billion at March 31, 2012 and $8.3 billion at December 31, 2011.  The increase in working capital in 2012 was due primarily to higher cash generated from operating activities.

At March 31, 2012 Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $6.7 billion that support commercial paper borrowing arrangements of which a $3.0 billion facility expires in October 2012 and a $3.7 billion facility expires in 2013.

Abbott repaid $500 million of long-term notes that were due in March of 2011 using primarily short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 15.4 million shares were purchased in the first three months of 2012 under this authorization at a cost of approximately $868 million.  No shares were purchased under this authorization in the first three months of 2011.

Legislative Issues

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as “health care reform legislation”) were signed into law in the U.S.  Health care reform legislation included an increase in the basic Medicaid rebate rate from 15.1 percent to 23.1 percent and extended the rebate to drugs provided through Medicaid managed care organizations. These Medicaid rebate changes will continue to have a negative effect on the gross profit margin of the Proprietary Pharmaceutical Products segment in future years.

In 2011, Abbott began recording the annual fee imposed by health care reform legislation on companies that sell branded prescription drugs to specified government programs.  The amount of the annual fee, which totaled approximately $100 million in 2011, is based on the ratio of certain of Abbott’s sales as compared to the total such sales of all covered entities multiplied by a fixed dollar amount specified in the legislation by year.  In 2011, Abbott began incurring additional rebates related to the Medicare Part D coverage gap “donut hole.”  Beginning in 2013, Abbott will record the 2.3 percent excise tax imposed by health care reform legislation on the sale of certain medical devices in the U.S.

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2011 Annual Report on Form 10-K.

FINANCIAL REVIEW

(continued)

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2011 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2012, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting, except as noted below.

In January 2012, Abbott implemented a new enterprise resource planning system for a large part of its U.S. operations.  The system integrated various business processes and replaced a number of applications that were previously used within several of Abbott’s businesses for various financial reporting and operational purposes.  In connection with this implementation and related business process changes, Abbott replaced multiple internal controls that were previously considered effective with new or modified controls that are also expected to be effective.   The use of this system will be expanded in phases throughout 2012 and is expected to provide an improved structure to accommodate future business demands.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2012, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations, except for the investigation and settlement discussed in the third paragraph of Note 4 to Abbott’s financial statements (also described in the third paragraph of this section). Payment of this settlement is expected to be material to cash flows in 2012.

In its 2011 Form 10-K, Abbott reported that a case was pending against Abbott in which New York University (NYU) and Centocor, Inc. asserted that adalimumab (a drug Abbott sells under the trademark Humira®) infringed a patent co-owned by NYU and Centocor and exclusively licensed to Centocor.  In February 2012, the United States Supreme Court denied Centocor’s petition for review.

In its 2011 Form 10-K, Abbott reported that the United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General offices were investigating Abbott's sales and marketing activities for Depakote. The government was seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug, and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.  The state Attorneys General offices were also seeking to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.   On May 7, 2012, Abbott agreed to a settlement with the Department of Justice and with 49 states and the District of Columbia concerning their respective Medicare and/or Medicaid programs and agreed to pay approximately $800 million to resolve these civil claims.  Abbott also pled guilty to a one count charge alleging misbranding in violation of the Federal Food, Drug, and Cosmetic Act and agreed to pay a criminal penalty of approximately $700 million.   In addition, Abbott has agreed to pay approximately $100 million to 45 states and the District of Columbia to resolve certain civil claims based on state consumer fraud/protection statutes.  As part of the settlement, Abbott entered into a Corporate Integrity Agreement with the Office of Inspector General for United States Department of Health and Human Services and agreed to a term of probation.  The settlement is not expected to affect Abbott's ability to continue to do business with any private party or state or federal government.  The settlement and plea are subject to approval by the United States District Court for the Western District of Virginia.

In its 2011 Form 10-K, Abbott reported that the United States Department of Justice, through the United States Attorney for Maryland, is investigating the sales and marketing practices of Abbott for Micardis®, a drug co-promoted for (until March 31, 2006) and manufactured by Boehringer Ingelheim. The government is seeking to determine whether any of these practices resulted in any violations of civil and/or criminal laws, including the Federal False Claims Act and the Anti-Kickback Statute, in connection with the Medicare and/or Medicaid reimbursement paid to third parties.

In its 2011 Form 10-K, Abbott reported that the United States Department of Justice, through the United States Attorney’s Offices for the District of Massachusetts and the Eastern District of Tennessee, and the Texas State Attorney General are investigating the sales and marketing activities of Abbott’s biliary stent products. Investigations are also ongoing relating to the sales and marketing activities for Abbott’s carotid and coronary stents and stent related products by the United States Attorney’s Office for the Eastern District of Tennessee and the United States Attorney’s Office for the District of Maryland. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug, and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.  The United States Attorney’s Office for the District of Massachusetts has returned all documents produced by Abbott and Abbott considers that investigation closed.

In its 2011 Form 10-K, Abbott reported that in September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V (and later the Xience Prime) stent infringes the plaintiffs’ patents. In February 2012, the court stayed the litigation pending the completion of inter partes reexamination of the two patents at issue by the United States Patent and Trademark Office and any resulting appeals.

In its 2011 Form 10-K, Abbott reported that it is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®). In a case filed in the United States District Court for the District of Delaware in February 2012, Abbott alleges that Amneal Pharmaceutical’s proposed generic product infringes Abbott’s patents and seeks declaratory and injunctive relief.  In two additional cases, each filed in the United States District Court for the District of Delaware in March 2012, Abbott alleges that Mylan Pharmaceutical’s and Watson Pharmaceutical’s proposed generic products infringe Abbott’s patents and seeks declaratory and injunctive relief.

In a case filed in the United States District Court for the District of Delaware in April 2012, Abbott is seeking to enforce its patent rights relating to ritonavir tablets (a drug Abbott sells under the trademark Norvir®).  Abbott alleges that Roxane Laboratories, Inc.’s (Roxane)

proposed generic product infringes five Abbott patents and seeks declaratory and injunctive relief.  Also in April 2012, Roxane filed a declaratory judgment action in the United States District Court for the Southern District of Ohio alleging that two Abbott patents are invalid and not infringed by Roxane’s proposed generic product.  Abbott has filed a motion to dismiss Roxane’s lawsuit or, in the alternative, transfer it to the United States District Court for the District of Delaware.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	248,681	(1)	$55.758	0	$3,392,180,505	(2)
February 1, 2012 – February 29, 2012	9,399,428	(1)	$55.560	9,225,000	$2,879,675,328	(2)
March 1, 2012 – March 31, 2012	6,588,996	(1)	$57.981	6,150,000	$2,523,824,592	(2)
Total	16,237,105	(1)	$56.545	15,375,000	$2,523,824,592	(2)

1.     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 248,681 in January, 151,428 in February, and 415,996 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in January, 23,000 in February, and 23,000 in March.

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
Thomas C. Freyman
Executive Vice President,
Finance and Chief Financial Officer

Date: May 8, 2012

EXHIBIT INDEX

Exhibit No.	Exhibit

3	*By-laws of Abbott Laboratories, as amended and restated, effective as of April 27, 2012, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 24, 2012.

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 8, 2012, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.

*              Incorporated herein by reference.  Commission file number 1-2189.