Form 10-Q
period 2012-06-30
ABBOTT LABORATORIES
filed 2012-08-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, Abbott Laboratories had 1,569,333,729 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Sales	$9,807,100	$9,616,291	$19,263,733	$18,657,141

Cost of products sold	3,637,305	3,870,472	7,362,226	7,729,455
Research and development	1,010,882	1,037,780	2,016,564	1,968,180
Acquired in-process and collaborations research and development	110,000	172,500	260,000	272,500
Selling, general and administrative	2,944,492	2,762,086	5,944,800	5,612,404
Total Operating Cost and Expenses	7,702,679	7,842,838	15,583,590	15,582,539

Operating Earnings	2,104,421	1,773,453	3,680,143	3,074,602

Interest expense	127,191	134,129	254,057	279,716
Interest (income)	(20,461)	(18,868)	(37,898)	(40,584)
Net foreign exchange loss (gain)	(14,154)	(10,796)	10,608	(43,162)
Other (income) expense, net	8,528	(5,568)	(62,970)	135,290
Earnings Before Taxes	2,003,317	1,674,556	3,516,346	2,743,342
Taxes on Earnings	278,705	(268,226)	549,610	(63,258)
Net Earnings	$1,724,612	$1,942,782	$2,966,736	$2,806,600

Basic Earnings Per Common Share	$1.09	$1.24	$1.87	$1.80

Diluted Earnings Per Common Share	$1.08	$1.23	$1.85	$1.79

Cash Dividends Declared Per Common Share	$0.51	$0.48	$1.02	$0.96

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,572,099	1,556,869	1,572,681	1,554,097
Dilutive Common Stock Options and Awards	16,403	9,234	15,996	8,060
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,588,502	1,566,103	1,588,677	1,562,157

Outstanding Common Stock Options Having No Dilutive Effect	1,166	60,653	1,166	60,653

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net Earnings	$1,724,612	$1,942,782	$2,966,736	$2,806,600
Foreign currency translation (loss) gain adjustments	(1,654,254)	356,317	(995,237)	1,973,288
Amortization of net actuarial losses and prior service cost and credits, net of taxes of $22,939 and $45,905 in 2012 and $12,782 and $29,659 in 2011	39,817	22,803	79,672	52,620
Unrealized gain on marketable equity securities, net of taxes of $6,123 and $6,010 in 2012 and $5,506 and $6,097 in 2011	10,597	9,537	10,401	10,561
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $350 and $(10,296) in 2012 and $1,770 and $(22,960) in 2011	1,429	7,078	(41,182)	(91,839)
Other comprehensive (loss) income, net of tax	(1,602,411)	395,735	(946,346)	1,944,630
Comprehensive Income	$122,201	$2,338,517	$2,020,390	$4,751,230

			June 30 2012	December 31 2011
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments			$1,067,764	$72,527
Net actuarial losses and prior service cost and credits			2,650,947	2,730,619
Cumulative unrealized (gains) on marketable equity securities			(48,830)	(38,429)
Cumulative (gains) on derivative instruments designated as cash flow hedges			(126,350)	(167,532)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2012	2011
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,966,736	$2,806,600
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	675,097	733,486
Amortization of intangibles	759,605	823,593
Share-based compensation	283,127	252,265
Acquired in-process and collaborations research and development	260,000	272,500
Trade receivables	743,512	515,888
Inventories	(379,478)	49,979
Other, net	(1,016,840)	(940,013)
Net Cash From Operating Activities	4,291,759	4,514,298

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(878,446)	(764,770)
Acquisitions of businesses and technology	(780,849)	(187,500)
Purchases of investment securities, net	(2,677,257)	(3,025,737)
Release of restricted funds	—	1,870,000
Other	12,308	12,370
Net Cash (Used in) Investing Activities	(4,324,244)	(2,095,637)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	2,696,769	1,174,730
Payment of long-term debt	(54,000)	(2,006,679)
Purchases of common shares	(1,722,114)	(73,845)
Proceeds from stock options exercised, including income tax benefit	1,046,318	269,655
Dividends paid	(1,565,532)	(1,434,376)
Net Cash From (Used in) Financing Activities	401,441	(2,070,515)

Effect of exchange rate changes on cash and cash equivalents	(129,000)	80,501

Net Increase in Cash and Cash Equivalents	239,956	428,647
Cash and Cash Equivalents, Beginning of Year	6,812,820	3,648,371
Cash and Cash Equivalents, End of Period	$7,052,776	$4,077,018

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2012	December 31 2011
Assets
Current Assets:
Cash and cash equivalents	$7,052,776	$6,812,820
Investments, primarily time deposits and certificates of deposit	3,949,362	1,284,539
Trade receivables, less allowances of $375,211 in 2012 and $420,579 in 2011	6,767,952	7,683,920
Inventories:
Finished products	2,264,161	2,220,527
Work in process	503,273	432,358
Materials	751,018	631,364
Total inventories	3,518,452	3,284,249
Prepaid expenses, deferred income taxes, and other receivables	4,968,950	4,703,246
Total Current Assets	26,257,492	23,768,774
Investments	389,901	378,225
Property and Equipment, at Cost	18,210,082	18,016,565
Less: accumulated depreciation and amortization	10,378,810	10,142,610
Net Property and Equipment	7,831,272	7,873,955
Intangible Assets, net of amortization	8,983,552	9,989,636
Goodwill	15,356,921	15,705,380
Deferred Income Taxes and Other Assets	3,040,652	2,560,923
	$61,859,790	$60,276,893
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$5,063,525	$2,347,859
Trade accounts payable	1,519,460	1,721,127
Salaries, wages and commissions	1,225,048	1,260,121
Other accrued liabilities	7,015,129	7,854,994
Dividends payable	800,448	754,284
Income taxes payable	477,459	514,947
Current portion of long-term debt	1,019,398	1,026,896
Total Current Liabilities	17,120,467	15,480,228
Long-term Debt	12,004,092	12,039,822
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	8,162,746	8,230,698
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2012: 1,659,880,647; 2011: 1,638,870,201	10,815,177	9,817,134
Common shares held in treasury, at cost - Shares: 2012: 90,546,918; 2011: 68,491,382	(5,012,598)	(3,687,478)
Earnings employed in the business	22,227,912	20,907,362
Accumulated other comprehensive income (loss)	(3,543,531)	(2,597,185)
Total Abbott Shareholders’ Investment	24,486,960	24,439,833
Noncontrolling Interests in Subsidiaries	85,525	86,312
Total Shareholders’ Investment	24,572,485	24,526,145
	$61,859,790	$60,276,893

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

Note 2 — Supplemental Financial Information

Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and six months ended June 30, 2012 were $1.711 billion and $2.943 billion, respectively, and net earnings allocated to common shares for the three months and six months ended June 30, 2011 were $1.934 billion and $2.796 billion, respectively.

Other (income) expense, net, for the six months ended June 30, 2012 includes income of approximately $60 million from the resolution of a contractual agreement.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations and for 2011 includes the non-cash impact of the $519 million of tax benefits recorded in the second quarter of 2011 related to the favorable resolution of various tax positions pertaining to prior years.  Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions to defined benefit plans of $320 million in each period.

The components of long-term investments as of June 30, 2012 and December 31, 2011 are as follows:

	June 30	December 31
(dollars in millions)	2012	2011
Equity securities	$329	$317
Other	61	61
Total	$390	$378

The judgment entered by the U.S. District Court for the Eastern District of Texas against Abbott in its litigation with New York University and Centocor, Inc. required Abbott to secure the judgment in the event that its appeal to the Federal Circuit court was unsuccessful in overturning the district court’s decision.  In the first quarter of 2010, Abbott deposited $1.87 billion with an escrow agent and considered these assets to be restricted. On February 23, 2011, the Federal Circuit reversed the district court’s final judgment and found Centocor’s patent invalid.  In June 2011, the Federal Circuit denied Centocor’s petition to rehear or reconsider the decision and the restrictions on the funds were lifted.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  In the second quarter of 2011, taxes on earnings reflect the recognition of $519 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  In July 2012, Abbott resolved various tax positions pertaining to a prior year.  As a result, in the third quarter of 2012, Abbott expects to recognize approximately $340 to $350 million of tax benefits and the gross amount of unrecognized tax benefits will decrease by approximately $550 million.  Additional cash payments as a result of concluding these various tax matters beyond what is already on deposit with the tax authorities is not expected to be material.

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

There are a number of patent disputes with third parties who claim Abbott’s products infringe their patents.  On February 21, 2012, the United States Supreme Court denied Centocor Inc.’s and New York University’s petition to review a February 2011 Federal Circuit Court of Appeals decision reversing a $1.67 billion judgment in favor of Centocor and New York University on a patent they claimed Abbott’s HUMIRA infringed. This decision concludes the case.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote.  The government sought to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  The state Attorneys General offices sought to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.  Abbott recorded charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012 related to civil and criminal claims arising from this matter.  In May 2012, Abbott reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  The settlement of the federal claims is subject to approval by the United States District Court for the Western District of Virginia.  In the second quarter of 2012, Abbott paid approximately $800 million of the $1.6 billion settlement and expects to pay the remainder in the second half of 2012.  The payments are material to Abbott’s cash flows in 2012.

Excluding the settlement of Depakote-related claims, Abbott estimates the range of possible loss for its other legal proceedings and environmental exposures to be from approximately $90 million to $115 million.  The recorded accrual balance at June 30, 2012 for these other proceedings and exposures was approximately $95 million.  This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott.  While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost — benefits earned during the period	$97	$77	$194	$157	$15	$13	$30	$28
Interest cost on projected benefit obligations	113	106	226	219	21	20	41	44
Expected return on plans’ assets	(153)	(151)	(307)	(300)	(9)	(8)	(17)	(17)
Net amortization	62	38	124	82	(2)	(4)	(4)	(2)
Net Cost	$119	$70	$237	$158	$25	$21	$50	$53

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2012 and 2011, $320 million was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each period.

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

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Proprietary Pharmaceutical Products	$4,380	$4,174	$8,452	$7,975	$1,929	$1,705	$3,489	$3,066
Established Pharmaceutical Products	1,246	1,327	2,503	2,604	269	306	562	597
Nutritional Products	1,584	1,490	3,150	2,914	216	181	476	335
Diagnostic Products	1,078	1,038	2,120	2,021	230	186	422	356
Vascular Products	766	835	1,569	1,679	221	217	454	443
Total Reportable Segments	9,054	8,864	17,794	17,193	2,865	2,595	5,403	4,797
Other	753	752	1,470	1,464
Net Sales	$9,807	$9,616	$19,264	$18,657
Corporate functions and benefit plans costs					(166)	(102)	(309)	(235)
Non-reportable segments					101	77	231	135
Net interest expense					(107)	(115)	(216)	(239)
Acquired in-process and collaborations research and development					(110)	(173)	(260)	(273)
Share-based compensation (a)					(86)	(76)	(283)	(252)
Other, net					(494)	(531)	(1,050)	(1,190)
Consolidated Earnings Before Taxes					$2,003	$1,675	$3,516	$2,743

(a)          Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Note 7 — Incentive Stock Programs

In the first six months of 2012, Abbott granted 1,931,213 stock options, 579,351 replacement stock options, 1,000,925 restricted stock awards and 6,791,842 restricted stock units under these programs.  At June 30, 2012, approximately 156 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2012 is as follows:

	Outstanding	Exercisable
Number of shares	64,955,371	60,720,230
Weighted average remaining life (years)	4.8	4.5
Weighted average exercise price	$51.07	$50.88
Aggregate intrinsic value (in millions)	$896	$851

The total unrecognized share-based compensation cost at June 30, 2012 amounted to approximately $390 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

Note 8 — Business Combinations and Technology Acquisitions

In the second quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $110 million as a result of the acquisition of AP214, a drug under development for the prevention of acute kidney injury associated with major cardiac surgery in patients at increased risk.   In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first and second quarters of 2011, certain milestones were achieved and charges to acquired in-process and collaborations research and development of $100 million and $88 million were recorded.  In the first quarter of 2012, $50 million of research and development expense was recorded related to the achievement of a clinical development milestone under this agreement.   In addition, in the second quarter of 2011, Abbott entered into an agreement to develop and commercialize a treatment of rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process and collaborations research and development of $85 million.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $398 million and $1.6 billion at June 30, 2012 and December 31, 2011, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of June 30, 2012 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2012 and 2011.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2012 and December 31, 2011, Abbott held $16.7 billion and $15.7 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $670 million and approximately $680 million as of June 30, 2012 and December 31, 2011, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at June 30, 2012 and at December 31, 2011 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2012 or 2011 for these hedges.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2012 and December 31, 2011:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	June 30 2012	Dec. 31 2011	Balance Sheet Caption	June 30 2012	Dec. 31 2011	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$681	$598	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts —
Hedging instruments	34	115	Prepaid expenses, deferred income taxes, and other receivables	—	2	Other accrued liabilities
Others not designated as hedges	99	165		118	179

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	670	680	Short-term borrowings
	$814	$878		$788	$861

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2012 and 2011 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2012 and 2011 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$40	$(54)	$(4)	$(76)	$33	$(14)	$48	$43	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(25)	(20)	10	(10)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	93	127	83	91	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	101	11	117	(90)	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of June 30, 2012 and December 31, 2011 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30 2012		December 31 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$329	$329	$317	$317
Other	61	47	61	42
Total Long-term Debt	(13,023)	(15,328)	(13,067)	(15,129)
Foreign Currency Forward Exchange Contracts:
Receivable position	133	133	280	280
(Payable) position	(118)	(118)	(181)	(181)
Interest Rate Hedge Contracts	681	681	598	598

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2012:
Equity securities	$106	$106	$—	$—
Interest rate swap derivative financial instruments	681	—	681	—
Foreign currency forward exchange contracts	133	—	133	—
Total Assets	$920	$106	$814	$—

Fair value of hedged long-term debt	$7,452	$—	$7,452	$—
Foreign currency forward exchange contracts	118	—	118	—
Contingent consideration related to business combinations	301	—	—	301
Total Liabilities	$7,871	$—	$7,570	$301

December 31, 2011:
Equity securities	$93	$93	$—	$—
Interest rate swap derivative financial instruments	598	—	598	—
Foreign currency forward exchange contracts	280	—	280	—
Total Assets	$971	$93	$878	$—

Fair value of hedged long-term debt	$7,427	$—	$7,427	$—
Foreign currency forward exchange contracts	181	—	181	—
Contingent consideration related to business combinations	423	—	—	423
Total Liabilities	$8,031	$—	$7,608	$423

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

June 30, 2012

(Unaudited), continued

Note 10 — Goodwill and Intangible Assets

Foreign currency translation adjustments decreased goodwill in the first six months of 2012 by approximately $350 million and increased goodwill in the first six months of 2011 by approximately $830 million. The amount of goodwill related to reportable segments at June 30, 2012 was $6.1 billion for the Proprietary Pharmaceutical Products segment, $2.9 billion for the Established Pharmaceutical Products segment, $207 million for the Nutritional Products segment, $384 million for the Diagnostic Products segment, and $2.6 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.3 billion as of June 30, 2012 and $17.5 billion as of December 31, 2011, and accumulated amortization was $9.1 billion as of June 30, 2012 and $8.3 billion as of December 31, 2011. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $779 million at June 30, 2012 and $814 million at December 31, 2011. The estimated annual amortization expense for intangible assets is approximately $1.5 billion in 2012, $1.3 billion in 2013, $915 million in 2014, $800 million in 2015 and $765 million in 2016.  Intangible asset amortization is included in Cost of products sold in the condensed consolidated statement of earnings.  Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

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

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	(6)	(49)
Accrued balance at June 30	$171	$144

Additional charges of $53 million and $7 million were recorded in the first six months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

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

	2012	2011
Accrued balance at January 1	$108	$410
Payments and other adjustments	(90)	(117)
Accrued balance at June 30	$18	$293

Additional charges of approximately $14 million and $65 million were recorded in the first six months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and employee severance.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited), continued

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Payments and other adjustments	(17)	(17)
Accrued balance at June 30	$62	$71

Additional charges of approximately $8 million and $18 million were recorded in the first sixth months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Note 12 — Separation of Abbott’s Proprietary Pharmaceuticals Business

In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals.  To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott’s Proprietary Pharmaceutical Products segment.  The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company.  Abbott expects to be ready to separate the company by the end of the year subject to obtaining the required approvals.  Subsequent to the separation, the historical results of the research-based pharmaceuticals business will be presented as discontinued operations.  Annual net sales for the new research-based pharmaceuticals business were approximately $17.4 billion in 2011.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended June 30				Six Months Ended June 30
(dollars in millions)	2012	Percent Change	2011	Percent Change	2012	Percent Change	2011	Percent Change
Proprietary Pharmaceutical Products	$4,380	4.9	$4,174	13.0	$8,452	6.0	$7,975	12.4
Established Pharmaceutical Products	1,246	(6.0)	1,327	10.4	2,503	(3.9)	2,604	37.0
Nutritional Products	1,584	6.3	1,490	5.4	3,150	8.1	2,914	6.5
Diagnostic Products	1,078	3.8	1,038	9.6	2,120	4.9	2,021	8.5
Vascular Products	766	(8.3)	835	—	1,569	(6.6)	1,679	6.2
Total Reportable Segments	9,054	2.1	8,864	9.5	17,794	3.5	17,193	13.3
Other	753	0.1	752	2.5	1,470	0.3	1,464	8.5
Net Sales	$9,807	2.0	$9,616	9.0	$19,264	3.3	$18,657	12.9

Total U.S.	$4,178	6.1	$3,938	3.9	$7,901	6.0	$7,455	5.8

Total International	$5,629	(0.9)	$5,678	12.8	$11,363	1.4	$11,202	18.2

The net sales growth for the second quarter and first six months of 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 4.7 percent and 3.0 percent of unfavorable exchange for the second quarter and first six months of 2012, net sales increased 6.7 percent and 6.3 percent, respectively.  The relatively stronger U.S. dollar decreased second quarter 2012 Total International sales by 7.9 percent, decreased Proprietary Pharmaceutical Products segment sales by 4.4 percent, decreased Established Pharmaceutical Products segment sales by 9.8 percent, decreased Nutritional Product segment sales by 2.0 percent, decreased Diagnostic Products segment sales by 4.9 percent and decreased Vascular Products segment sales by 3.6 percent over the second quarter of 2011.  The relatively stronger U.S. dollar decreased the first six months 2012 Total International sales by 5.1 percent, decreased Proprietary Pharmaceutical Products segment sales by 2.9 percent, decreased Established Pharmaceutical Products segment sales by 6.7 percent, decreased Nutritional Product segment sales by 1.2 percent, decreased Diagnostic Products segment sales by 3.2 percent and decreased Vascular Products segment sales by 2.0 percent over the first six months of 2011.  In addition to unfavorable exchange, the decrease in 2012 Vascular Products sales is due to the winding down of royalty and supply agreements related to certain third-party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the unfavorable effect of exchange, Vascular Products sales increased 4.6 percent and 4.5 percent in the second quarter and first six months of 2012, respectively.

The net sales growth for the second quarter and first six months of 2011 reflects unit growth, the acquisition of Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  The net sales growth for the first six months of 2011 also reflects the acquisition of Solvay’s pharmaceuticals business in February 2010.  Excluding 4.6 percent and 3.1 percent of favorable exchange for the second quarter and first six months of 2011, net sales increased 4.4 percent and 9.8 percent, respectively.  The relatively weaker U.S. dollar increased second quarter 2011 Total International sales by 8.1 percent, increased Proprietary Pharmaceutical Products segment sales by 4.1 percent, increased Established Pharmaceutical Products segment sales by 7.2 percent, increased Nutritional Product segment sales by 2.8 percent, increased Diagnostic Products segment sales by 6.0 percent and increased Vascular Products segment sales by 4.4 percent over the second quarter of 2010.  The relatively weaker U.S. dollar increased the first six months 2011 Total International sales by 5.3 percent, increased Proprietary Pharmaceutical Products segment sales by 2.4 percent, increased Established Pharmaceutical Products segment sales by 5.6 percent, increased Nutritional Product segment sales by 2.4 percent, increased Diagnostic Products segment sales by 3.6 percent and increased Vascular Products segment sales by 3.1 percent over the first six months of 2010.  Sales growth in the Proprietary Pharmaceutical Products segment was impacted by the acquisition of Solvay Pharmaceuticals in February 2010.  Sales growth in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisition of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare solutions business in September 2010.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2012	Percent Change	2011	Percent Change
Proprietary Pharmaceuticals —
Total U.S. Proprietary sales	$4,538	7	$4,229	11
HUMIRA	1,828	26	1,455	18
TRILIPIX/TriCor	565	(8)	617	4
Niaspan	402	(15)	473	14
AndroGel	508	25	407	68
Lupron	282	11	255	11
Synthroid	252	(2)	257	28
Kaletra	125	(14)	144	(12)

Total International Proprietary sales	3,914	4	3,746	15
HUMIRA	2,431	11	2,188	25
Synagis	410	8	378	(13)
Kaletra	371	(16)	441	4
Lupron	118	(12)	135	3

Total Established Pharmaceutical Products sales —	2,503	(4)	2,604	37
Clarithromycin	256	(7)	276	2
TriCor and Lipanthyl (fenofibrate)	152	(9)	167	n/m
Creon	152	9	139	n/m
Serc	107	(13)	123	n/m
Duphaston	127	1	125	n/m
Synthroid	52	4	50	9

Nutritionals —
U.S. Pediatric Nutritionals	731	20	608	(5)
International Pediatric Nutritionals	992	7	926	13
U.S. Adult Nutritionals	710	5	675	4
International Adult Nutritionals	710	2	695	17

Diagnostics —
Immunochemistry	1,630	5	1,547	7

Vascular Products (1) —
Xience	804	4	770	19
Other Coronary Products	302	(2)	308	9
Endovascular	228	1	225	10
n/m — Percent change is not meaningful

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Excluding the negative effect of exchange, Total International Proprietary sales increased 10.6 percent in 2012.  Total Established Pharmaceutical Products sales decreased in 2012 due to the negative effect of exchange and decreased sales of Clarithromycin and Serc due to, in part, pricing pressures in Europe, partially offset by growth in emerging markets.  Excluding the effect of exchange, Total Established Pharmaceutical Products sales increased 2.8 percent.  U.S. Pediatric Nutritional sales in 2012 reflect market share gains for Similac and unit growth for PediaSure while 2011 sales were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  The increase in 2012 U.S. Adult Nutritional sales reflects unit growth for the Ensure and Glucerna products.  International Pediatric and Adult Nutritionals sales increased in 2012 and 2011 due primarily to volume growth in developing countries. The relatively weaker U.S. dollar increased International Pediatric sales and International Adult Nutritional sales in 2011 by 4.1 percent and 5.6 percent, respectively. In addition to the product increases listed above, the 2011 growth in U.S. Proprietary product sales is due to the acquisition of Solvay Pharmaceuticals in February 2010.

FINANCIAL REVIEW

(continued)

The gross profit margin was 62.9 percent for the second quarter of 2012 compared to 59.8 percent in 2011.  First six months 2012 gross profit margin was 61.8 percent compared to 58.6 percent for the first six months 2011.  Gross profit margins in 2012 were impacted by favorable product mix, improved gross margins across all reportable segments as a result of cost reduction initiatives and the impact of exchange.

Research and development expenses decreased 2.6 percent in the second quarter 2012 and increased 2.5 percent for the first six months 2012 over comparable 2011 periods.  The decrease in the second quarter 2012 reflects the impairment of certain in-process research and development intangible assets in the second quarter of 2011.  Excluding the impairment charge, research and development expenses increased 10.7 percent and 9.4 percent for the three months and six months ended June 30, 2012.  These increases reflect continued pipeline spending, including programs in biologics, chronic kidney disease, hepatitis C and diagnostics.  The majority of research and development expenditures are concentrated on pharmaceutical products. $1.3 billion of Abbott’s research and development expenses for the six months ended June 30, 2012 related to Abbott’s pharmaceutical products, of which $1.1 billion was directly allocated to the Proprietary Pharmaceutical Products segment.  For the first six months ended June 30, 2012, research and development expenditures totaled $191 million for the Vascular Products segment, $175 million for the Diagnostics Products segment, $133 million for the Established Pharmaceutical Products segment and $89 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months 2012 increased 6.6 percent and 5.9 percent, respectively, over the comparable 2011 periods.  Excluding any charges relating to acquisition integration, litigation, separation and restructuring in both periods, selling, general and administrative expenses for the second quarter and first six months of 2012 increased 5.1 percent and 6.1 percent, respectively over comparable 2011 periods.  The increases reflect increased selling and marketing support for new and existing products, including spending for HUMIRA and inflation.

Business Combinations and Technology Acquisitions

In the second quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $110 million as a result of the acquisition of AP214, a drug under development for the prevention of acute kidney injury associated with major cardiac surgery in patients at increased risk.   In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

In 2010, Abbott entered into an agreement to acquire licensing rights outside the U.S., excluding certain Asian markets, to a product in development for the treatment of chronic kidney disease.  In the first and second quarters of 2011, certain milestones were achieved and charges to acquired in-process and collaborations research and development of $100 million and $88 million were recorded.  In the first quarter of 2012, $50 million of research and development expense was recorded related to the achievement of a clinical development milestone under this agreement.   In addition, in the second quarter of 2011, Abbott entered into an agreement to develop and commercialize a treatment of rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process and collaborations research and development of $85 million.

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

FINANCIAL REVIEW

(continued)

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	(6)	(49)
Accrued balance at June 30	$171	$144

Additional charges of $53 million and $7 million were recorded in the first six months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

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

	2012	2011
Accrued balance at January 1	$108	$410
Payments and other adjustments	(90)	(117)
Accrued balance at June 30	$18	$293

Additional charges of approximately $14 million and $65 million were recorded in the first six months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and employee severance.

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Payments and other adjustments	(17)	(17)
Accrued balance at June 30	$62	$71

Additional charges of approximately $8 million and $18 million were recorded in the first sixth months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Interest Expense (Income)

Interest expense decreased in the second quarter and first six months 2012 compared to 2011 due to a lower level of borrowings.  Interest income increased in the second quarter of 2012 compared to 2011 primarily as a result of higher investment levels.

Change in Accounting Principle and Other (income) expense, net

Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the first three months of 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Other (income) expense, net, for the six months ended June 30, 2012 includes income of approximately $60 million from the resolution of a contractual agreement.

FINANCIAL REVIEW

(continued)

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  In the second quarter of 2011, taxes on earnings reflect the recognition of $519 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  In July 2012, Abbott resolved various tax positions pertaining to a prior year.  As a result, in the third quarter of 2012, Abbott expects to recognize approximately $340 to $350 million of tax benefits and the gross amount of unrecognized tax benefits will decrease by approximately $550 million.  Additional cash payments as a result of concluding these various tax matters beyond what is already on deposit with the tax authorities is not expected to be material.

Liquidity and Capital Resources June 30, 2012 Compared with December 31, 2011

Net cash from operating activities for the first six months 2012 totaled approximately $4.3 billion.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations described below.  Other, net in Net cash from operating activities for 2011 includes the non-cash impact of $519 million of tax benefits recorded in the second quarter of 2011 related to the favorable resolution of various tax positions pertaining to prior years. In addition, Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions of $320 million and $40 million in each period to defined benefit plans and post-employment medical and dental plans, respectively.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote. Abbott recorded non-cash charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012.  In May 2012, Abbott reached resolution of all of the Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  The settlement of the federal claims is subject to approval by the United States District Court for the Western District of Virginia.  In addition to the payments of approximately $800 million in the second quarter of 2012, the remaining $800 million of the settlement is expected to be paid in the second half of 2012.  The payments are not expected to materially affect Abbott’s liquidity as other cash flow from operations is expected to be sufficient to fund these payments.

Working capital was $9.1 billion at June 30, 2012 and $8.3 billion at December 31, 2011.  Substantially all of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Outstanding net governmental receivables in these countries at June 30, 2012 were:  (dollars in millions)

	Net Receivables	Percentage Over One Year Past Due
Italy	$673	20.4
Spain	261	1.5
Portugal	190	35.6
Greece	68	23.3

Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first six months of 2012.

At June 30, 2012, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources.  In July 2012, Abbott replaced unused lines of credit of $3.0 billion and $3.7 billion that were to expire in October 2012 and in 2013, respectively, with two five-year credit facilities totaling $7.0 billion that support commercial paper borrowing arrangements.  A $7.5 billion 364-day bridge facility is also in place to support the separation of Abbott into two companies.  Abbott repaid $1.5 billion and $500 million of long-term notes that were due in May and March of 2011, respectively, using primarily short-term borrowings.

FINANCIAL REVIEW

(continued)

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 27.2 million shares were purchased in the first six months of 2012 under this authorization at a cost of approximately $1.6 billion.  No shares were purchased under this authorization in the first six months of 2011.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2011 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly report for the quarter ended June 30, 2012.

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

(b)               Changes in internal control over financial reporting.  During the quarter ended June 30, 2012, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting, except as noted below.

During the quarter, Abbott implemented a new global financial consolidation system. The system leverages a common platform for consolidation and reporting, standardizes various processes, and provides additional analytic capabilities.  In connection with this implementation and related financial reporting process changes, Abbott replaced multiple internal controls that were previously considered effective with new or modified controls that are also expected to be effective.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2012, except where noted below) those described below.  Payment of the settlement discussed in the third paragraph of Note 4 to Abbott’s financial statements is material to Abbott’s cash flows in 2012.  While it is not feasible to predict the outcome of other pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2011 Form 10-K, Abbott reported that several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company Abbott acquired in February 2010) et al. have been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under the Multi District Litigation Rules as In re AndroGel Antitrust Litigation, MDL No. 2084.  In May 2012, the Eleventh Circuit affirmed the judgment of the district court dismissing the FTC’s complaint.  In July 2012, the Eleventh Circuit denied the FTC’s petition seeking rehearing en banc.

In its 2011 Form 10-K, Abbott reported that in January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V stent infringes three patents and seeking an injunction, damages, and a determination of willful infringement.  Cordis and Wyeth withdrew one patent from the case and in June 2012 appealed the District Court’s January 2012 order invalidating the remaining patents and dismissing the case against Abbott.

In its 2011 Form 10-K, Abbott reported that the High Court of Justice in the United Kingdom found that Abbott’s stent systems do not infringe three Medinol Limited (Medinol) European stent design patents and that one of those patents is invalid.  The appeals filed by both parties were not pursued and the court’s findings are now final.  In its 2011 Form 10-K, Abbott also reported that the High Court of Ireland found that Medinol’s European stent design patent is not infringed by any of Abbott’s stent systems and that the patent is invalid.  Neither party appealed these findings and they are now final.

In its 2011 Form 10-K, Abbott reported that it is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®). In a case filed in the United States District Court for the District of Delaware in June 2012, Abbott alleges that Kremers Urban Pharmaceuticals Inc.’s proposed generic product infringes Abbott’s patents and seeks declaratory and injunctive relief.

In its Form 10-Q for the quarter ended March 31, 2012, Abbott reported that it is seeking to enforce its patent rights relating to ritonavir tablets (a drug Abbott sells under the trademark Norvir®). In April 2012, the United States District Court for the Southern District of Ohio denied Abbott’s motion to dismiss Roxane Laboratories, Inc.’s declaratory judgment action or, in the alternative, transfer it to the United States District Court for the District of Delaware.

In its 2011 Form 10-K, Abbott reported that litigation is pending in the United States District Court for the District of Massachusetts in which Abbott alleges that Centocor Inc.’s product Simponi® infringes Abbott’s patents and seeks damages and injunctive relief.  The case was stayed while the parties arbitrated issues related to Centocor’s license defenses.  Following the arbitrator’s May 2012 ruling, the Court lifted the stay in June 2012 and the patent infringement case is proceeding.

Item 1A.                Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2011 Form 10-K, except for the following:

Abbott depends on sophisticated information technology systems to operate its business and a cyber attack or other breach of these systems could have a material adverse effect on Abbott’s results of operations.

Similar to other large multi-national companies, the size and complexity of Abbott’s information technology systems makes them vulnerable to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption.  Abbott’s systems have been and are expected to continue to be the target of malware and other cyber attacks.  Abbott has invested in its systems and the protection of its data to reduce the risk of an invasion or interruption and monitors its systems on an ongoing basis for any current or potential threats.  There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns that could have a significant effect on Abbott’s business.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	3,160,290	(1)	$61.278	3,075,000	$2,335,387,977	(2)
May 1, 2012 – May 31, 2012	8,861,366	(1)	$62.208	8,732,568	$1,792,179,707	(2)
June 1, 2012 – June 30, 2012	114,561	(1)	$62.028	0	$1,792,179,707	(2)
Total	12,136,217	(1)	$61.965	11,807,568	$1,792,179,707	(2)

1.                          These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 85,290 in April, 105,798 in May, and 114,561 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in April, 23,000 in May, and 0 in June.

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

Date: August 7, 2012

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 7, 2012, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.