Form 10-Q
period 2012-09-30
ABBOTT LABORATORIES
filed 2012-11-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, Abbott Laboratories had 1,580,667,737 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Sales	$9,773,241	$9,816,665	$29,036,974	$28,473,806

Cost of products sold	3,698,078	3,973,250	11,060,308	11,702,705
Research and development	1,164,187	1,009,627	3,180,751	2,977,807
Acquired in-process and collaborations research and development	—	—	260,000	272,500
Selling, general and administrative	2,921,923	4,238,910	8,866,723	9,851,314
Total Operating Cost and Expenses	7,784,188	9,221,787	23,367,782	24,804,326

Operating Earnings	1,989,053	594,878	5,669,192	3,669,480

Interest expense	152,034	124,339	406,091	404,055
Interest (income)	(18,255)	(20,816)	(56,153)	(61,400)
Net foreign exchange loss (gain)	(6,259)	(5,018)	4,349	(48,180)
Other (income) expense, net	(10,851)	(5,222)	(73,822)	130,068
Earnings Before Taxes	1,872,384	501,595	5,388,727	3,244,937
Taxes on Earnings	(70,422)	198,414	479,188	135,156
Net Earnings	$1,942,806	$303,181	$4,909,539	$3,109,781

Basic Earnings Per Common Share	$1.22	$0.19	$3.09	$1.99

Diluted Earnings Per Common Share	$1.21	$0.19	$3.06	$1.98

Cash Dividends Declared Per Common Share	$0.51	$0.48	$1.53	$1.44

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,576,771	1,558,556	1,574,466	1,555,482
Dilutive Common Stock Options and Awards	17,508	9,731	16,500	8,617
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,594,279	1,568,287	1,590,966	1,564,099

Outstanding Common Stock Options Having No Dilutive Effect	1,720	61,201	1,166	60,653

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net Earnings	$1,942,806	$303,181	$4,909,539	$3,109,781
Foreign currency translation gain (loss) adjustments	820,569	(1,494,495)	(174,668)	478,793
Amortization of net actuarial losses and prior service cost and credits, net of taxes of $18,865 and $64,770 in 2012 and $14,964 and $44,623 in 2011	32,685	28,250	112,357	80,871
Unrealized (losses) gains on marketable equity securities, net of taxes of $(9,918) and $(4,013) in 2012 and $(4,484) and $1,612 in 2011	(17,353)	(7,768)	(6,952)	2,793
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $(12,072) and $(22,367) in 2012 and $8,988 and $(13,972) in 2011	(48,286)	35,952	(89,467)	(55,888)
Other comprehensive income (loss), net of tax	787,615	(1,438,061)	(158,730)	506,569
Comprehensive Income (Loss)	$2,730,421	$(1,134,880)	$4,750,809	$3,616,350

			Sept. 30 2012	Dec. 31 2011
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments			$247,195	$72,527
Net actuarial losses and prior service cost and credits			2,618,262	2,730,619
Cumulative unrealized (gains) on marketable equity securities			(31,477)	(38,429)
Cumulative (gains) on derivative instruments designated as cash flow hedges			(78,065)	(167,532)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2012	2011
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,909,539	$3,109,781
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	1,105,441	1,154,198
Amortization of intangibles	1,088,989	1,241,267
Share-based compensation	358,735	320,103
Acquired in-process and collaborations research and development	260,000	272,500
Trade receivables	689,292	272,530
Inventories	(465,470)	47,521
Other, net	(135,265)	1,150,828
Net Cash From Operating Activities	7,811,261	7,568,728

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,409,193)	(1,216,765)
Acquisitions of businesses and technology	(1,202,473)	(672,500)
Purchases of investment securities, net	(2,246,183)	(1,093,548)
Release of restricted funds	—	1,870,000
Other	1,998	9,171
Net Cash (Used in) Investing Activities	(4,855,851)	(1,103,642)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	788,358	(786,830)
Payment of long-term debt	(54,000)	(2,008,836)
Purchases of common shares	(1,723,348)	(74,428)
Proceeds from stock options exercised, including income tax benefit	1,570,411	317,463
Dividends paid	(2,370,937)	(2,186,006)
Net Cash (Used in) Financing Activities	(1,789,516)	(4,738,637)

Effect of exchange rate changes on cash and cash equivalents	18,234	(325,521)

Net Increase in Cash and Cash Equivalents	1,184,128	1,400,928
Cash and Cash Equivalents, Beginning of Year	6,812,820	3,648,371
Cash and Cash Equivalents, End of Period	$7,996,948	$5,049,299

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2012	December 31 2011
Assets
Current Assets:
Cash and cash equivalents	$7,996,948	$6,812,820
Investments, primarily time deposits and certificates of deposit	3,507,574	1,284,539
Trade receivables, less allowances of $417,371 in 2012 and $420,579 in 2011	6,948,714	7,683,920
Inventories:
Finished products	2,500,368	2,220,527
Work in process	530,464	432,358
Materials	783,424	631,364
Total inventories	3,814,256	3,284,249
Prepaid expenses, deferred income taxes, and other receivables	4,996,752	4,703,246
Total Current Assets	27,264,244	23,768,774
Investments	380,383	378,225
Property and Equipment, at Cost	18,629,832	18,016,565
Less: accumulated depreciation and amortization	10,669,184	10,142,610
Net Property and Equipment	7,960,648	7,873,955
Intangible Assets, net of amortization	8,959,751	9,989,636
Goodwill	15,708,924	15,705,380
Deferred Income Taxes and Other Assets	2,983,788	2,560,923
	$63,257,738	$60,276,893
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,206,147	$2,347,859
Trade accounts payable	1,605,202	1,721,127
Salaries, wages and commissions	1,395,860	1,260,121
Other accrued liabilities	7,542,305	7,854,994
Dividends payable	808,256	754,284
Income taxes payable	709,364	514,947
Current portion of long-term debt	1,018,844	1,026,896
Total Current Liabilities	16,285,978	15,480,228
Long-term Debt	12,054,640	12,039,822
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	7,812,779	8,230,698
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2012: 1,670,540,288; 2011: 1,638,870,201	11,418,613	9,817,134
Common shares held in treasury, at cost - Shares: 2012: 89,872,551; 2011: 68,491,382	(4,975,279)	(3,687,478)
Earnings employed in the business	23,326,756	20,907,362
Accumulated other comprehensive income (loss)	(2,755,915)	(2,597,185)
Total Abbott Shareholders’ Investment	27,014,175	24,439,833
Noncontrolling Interests in Subsidiaries	90,166	86,312
Total Shareholders’ Investment	27,104,341	24,526,145
	$63,257,738	$60,276,893

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

Note 2 — Supplemental Financial Information

Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and nine months ended September 30, 2012 were $1.928 billion and $4.871 billion, respectively, and net earnings allocated to common shares for the three months and nine months ended September 30, 2011 were $302 million and $3.102 billion, respectively.

Other (income) expense, net, for the nine months ended September 30, 2012 includes income of approximately $60 million from the resolution of a contractual agreement.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations and the recognition of $386 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year.  These items were partially offset by increases in other accrued liabilities, primarily related to restructuring activities and the timing of various payments.  Other, net in Net cash from operating activities for 2011 includes the non-cash impact of a litigation accrual of $1.5 billion which was partially offset by $570 million of tax benefits related to the favorable resolution of various tax positions pertaining to prior years.  Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions to defined benefit plans of $360 million and $390 million, respectively.

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

The components of long-term investments as of September 30, 2012 and December 31, 2011 are as follows:

	September 30	December 31
(dollars in millions)	2012	2011
Equity securities	$319	$317
Other	61	61
Total	$380	$378

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

Note 3 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  Taxes on earnings in 2012 reflect the recognition of $386 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year, which also decreased the gross amount of unrecognized tax benefits by approximately $540 million.  Taxes on earnings in 2011 reflect the effect of the tax rate applied to a litigation reserve in the third quarter and the recognition of $570 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.

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

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote.  The government sought to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food, Drug and Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement to third parties.  The state Attorneys General offices sought to determine whether any of these activities violated various state laws, including state consumer fraud/protection statutes.  Abbott recorded charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012 related to civil and criminal claims arising from this matter.  In May 2012, Abbott reached resolution of all Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  In the second quarter of 2012, Abbott paid approximately $800 million of the settlement and the remainder was paid in October 2012.  The payments are material to Abbott’s cash flows in 2012.

Excluding the settlement of Depakote-related claims, Abbott estimates the range of possible loss for its other legal proceedings and environmental exposures to be from approximately $90 million to $115 million.  The recorded accrual balance at September 30, 2012 for these other proceedings and exposures was approximately $95 million.  This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott.  While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

Note 5 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost — benefits earned during the period	$92	$95	$285	$251	$16	$14	$45	$41
Interest cost on projected benefit obligations	114	131	340	350	20	22	61	66
Expected return on plans’ assets	(153)	(171)	(460)	(471)	(8)	(9)	(25)	(25)
Settlement	—	36	—	36	—	—	—	—
Net amortization	55	43	180	125	(3)	(1)	(6)	(3)
Net Cost	$108	$134	$345	$291	$25	$26	$75	$79

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2012 and 2011, $360 million and $390 million, respectively, was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each period.

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

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Proprietary Pharmaceutical Products	$4,418	$4,315	$12,870	$12,290	$2,106	$1,893	$5,594	$4,959
Established Pharmaceutical Products	1,272	1,372	3,775	3,975	350	297	913	893
Nutritional Products	1,605	1,537	4,755	4,450	244	205	720	540
Diagnostic Products	1,042	1,025	3,162	3,046	201	199	623	555
Vascular Products	743	828	2,312	2,507	219	257	672	700
Total Reportable Segments	9,080	9,077	26,874	26,268	3,120	2,851	8,522	7,647
Other	693	740	2,163	2,206
Net Sales	$9,773	$9,817	$29,037	$28,474
Corporate functions and benefit plans costs					(148)	(108)	(456)	(344)
Non-reportable segments					56	39	287	173
Net interest expense					(134)	(104)	(350)	(343)
Acquired in-process and collaborations research and development					—	—	(260)	(273)
Share-based compensation (a)					(76)	(68)	(359)	(320)
Other, net (b)					(946)	(2,108)	(1,995)	(3,295)
Consolidated Earnings Before Taxes					$1,872	$502	$5,389	$3,245

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the third quarter and nine months 2011 includes a charge of $1.5 billion related to a government investigation.

Note 7 — Incentive Stock Programs

In the first nine months of 2012, Abbott granted 1,931,213 stock options, 1,965,362 replacement stock options, 1,000,925 restricted stock awards and 6,790,557 restricted stock units under these programs.  At September 30, 2012, approximately 155 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2012 is as follows:

	Outstanding	Exercisable
Number of shares	53,760,658	48,509,411
Weighted average remaining life (years)	4.1	3.8
Weighted average exercise price	$51.70	$51.13
Aggregate intrinsic value (in millions)	$928	$867

The total unrecognized share-based compensation cost at September 30, 2012 amounted to approximately $330 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

Note 8 — Business Combinations and Technology Acquisitions

In the second quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $110 million as a result of the acquisition of AP214, a drug under development for the prevention of acute kidney injury associated with major cardiac surgery in patients at increased risk.  In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration, with Reata on a worldwide basis, for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

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

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $414 million and $1.6 billion at September 30, 2012 and December 31, 2011, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of September 30, 2012 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2012 and 2011.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2012 and December 31, 2011, Abbott held $18.8 billion and $15.7 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $685 million and approximately $680 million as of September 30, 2012 and December 31, 2011, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling $6.8 billion at September 30, 2012 and at December 31, 2011 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2012 or 2011 for these hedges.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2012 and December 31, 2011:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	Sept. 30 2012	Dec. 31 2011	Balance Sheet Caption	Sept. 30 2012	Dec. 31 2011	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$759	$598	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts —
Hedging instruments	7	115	Prepaid expenses,	2	2	Other accrued liabilities
Others not designated as hedges	124	165	deferred income taxes, and other receivables	180	179

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	685	680	Short-term borrowings
	$890	$878		$867	$861

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2012 and 2011 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2012 and 2011 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(8)	$(22)	$(12)	$(98)	$43	$(29)	$91	$14	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(15)	(30)	(5)	(40)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	78	415	161	506	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	11	60	128	(30)	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of September 30, 2012 and December 31, 2011 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30 2012		December 31 2011
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$319	$319	$317	$317
Other	61	50	61	42
Total Long-term Debt	(13,073)	(15,555)	(13,067)	(15,129)
Foreign Currency Forward Exchange Contracts:
Receivable position	131	131	280	280
(Payable) position	(182)	(182)	(181)	(181)
Interest Rate Hedge Contracts	759	759	598	598

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2012:
Equity securities	$77	$77	$—	$—
Interest rate swap derivative financial instruments	759	—	759	—
Foreign currency forward exchange contracts	131	—	131	—
Total Assets	$967	$77	$890	$—

Fair value of hedged long-term debt	$7,495	$—	$7,495	$—
Foreign currency forward exchange contracts	182	—	182	—
Contingent consideration related to business combinations	313	—	—	313
Total Liabilities	$7,990	$—	$7,677	$313

December 31, 2011:
Equity securities	$93	$93	$—	$—
Interest rate swap derivative financial instruments	598	—	598	—
Foreign currency forward exchange contracts	280	—	280	—
Total Assets	$971	$93	$878	$—

Fair value of hedged long-term debt	$7,427	$—	$7,427	$—
Foreign currency forward exchange contracts	181	—	181	—
Contingent consideration related to business combinations	423	—	—	423
Total Liabilities	$8,031	$—	$7,608	$423

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

September 30, 2012

(Unaudited), continued

Note 10 — Goodwill and Intangible Assets

Foreign currency translation adjustments increased goodwill in the first nine months of 2011 by approximately $300 million, while there were no significant changes in 2012.  The amount of goodwill related to reportable segments at September 30, 2012 was $6.2 billion for the Proprietary Pharmaceutical Products segment, $3.0 billion for the Established Pharmaceutical Products segment, $209 million for the Nutritional Products segment, $385 million for the Diagnostic Products segment, and $2.6 billion for the Vascular Products segment.  There were no reductions of goodwill relating to impairments or disposal of all or a portion of a business.

The gross amount of amortizable intangible assets, primarily product rights and technology was $17.6 billion as of September 30, 2012 and $17.5 billion as of December 31, 2011, and accumulated amortization was $9.4 billion as of September 30, 2012 and $8.3 billion as of December 31, 2011. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $764 million at September 30, 2012 and $814 million at December 31, 2011. The estimated annual amortization expense for intangible assets is approximately $1.5 billion in 2012, $1.3 billion in 2013, $1.0 billion in 2014, $861 million in 2015 and $745 million in 2016.  Intangible asset amortization is included in Cost of products sold in the condensed consolidated statement of earnings.  Amortizable intangible assets are amortized over 2 to 30 years (average 11 years).

Note 11 — Restructuring Plans

In the third quarter 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses.  Abbott recorded employee related severance charges of approximately $167 million in the third quarter 2012.  Additional charges of approximately $22 million were also recorded in the third quarter 2012, primarily for asset impairments.  Approximately $70 million is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense. As of September 30, 2012, no significant cash payments have been made relating to these actions.

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

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	(19)	(71)
Accrued balance at September 30	$158	$122

Additional charges of $83 million and $12 million were recorded in the first nine months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  These plans streamline operations, improve efficiencies and reduce costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  In the third quarter 2012, Abbott recorded a charge of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility.  Approximately $142 million is recorded as Research and development and $8 million as Selling, general and administrative.  The following summarizes the activity for these restructurings: (dollars in millions)

	2012	2011
Accrued balance at January 1	$108	$410
Restructuring charges	150	—
Payments and other adjustments	(108)	(179)
Accrued balance at September 30	$150	$231

Notes to Condensed Consolidated Financial Statements

September 30, 2012

(Unaudited), continued

Additional charges of approximately $29 million and $95 million were recorded in the first nine months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation, asset impairment and employee severance.

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  A charge of $31 million was recorded in Cost of products sold for the 2011 restructuring. The following summarizes the activity for this restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Restructuring charges	—	31
Payments and other adjustments	(22)	(27)
Accrued balance at September 30	$57	$92

Additional charges of approximately $12 million and $28 million were recorded in the first nine months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

Note 12 — Separation of Abbott’s Proprietary Pharmaceuticals Business

In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals.  To accomplish the separation, Abbott plans to create a new company for its research-based pharmaceuticals business which will include Abbott’s Proprietary Pharmaceutical Products segment.  The transaction is expected to take the form of a tax-free distribution to Abbott shareholders of the stock of the newly created research-based pharmaceutical company.  Abbott expects to be ready to separate the company on January 1, 2013 subject to obtaining the required approvals.  Subsequent to the separation, the historical results of the research-based pharmaceuticals business will be presented as discontinued operations.  Annual net sales for the new research-based pharmaceuticals business were approximately $17.4 billion in 2011.

Note 13 — Subsequent Event

On October 17, 2012, Reata Pharmaceuticals informed Abbott that it is discontinuing the Phase III clinical study, known as BEACON, designed to evaluate bardoxolone methyl in diabetic patients with advanced chronic kidney disease.  The discontinuation is based on a recommendation from the study’s Independent Data Monitoring Committee regarding safety concerns due to “excess serious adverse events and mortality in the bardoxolone methyl arm.”  Reata and Abbott will closely examine the data from this study to determine whether there is an appropriate path forward for the development of bardoxolone methyl in chronic kidney disease or other indications.  Abbott has the rights to bardoxolone methyl outside the U.S., excluding certain Asian markets.  At September 30, 2012, Abbott holds a $124 million equity investment in Reata and is evaluating the impact of this event on the carrying value of the investment.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended September 30				Nine Months Ended September 30
(dollars in millions)	2012	Percent Change	2011	Percent Change	2012	Percent Change	2011	Percent Change
Proprietary Pharmaceutical Products	$4,418	2.4	$4,315	13.4	$12,870	4.7	$12,290	12.8
Established Pharmaceutical Products	1,272	(7.3)	1,372	23.0	3,775	(5.0)	3,975	31.8
Nutritional Products	1,605	4.5	1,537	12.6	4,755	6.9	4,450	8.6
Diagnostic Products	1,042	1.6	1,025	11.9	3,162	3.8	3,046	9.6
Vascular Products	743	(10.2)	828	4.7	2,312	(7.8)	2,507	5.7
Total Reportable Segments	9,080	—	9,077	13.6	26,874	2.3	26,268	13.4
Other	693	(6.4)	740	8.3	2,163	(1.9)	2,206	8.4
Net Sales	$9,773	(0.4)	$9,817	13.2	$29,037	2.0	$28,474	13.0

Total U.S.	$4,214	3.1	$4,088	5.8	$12,115	5.0	$11,543	5.8

Total International	$5,559	(3.0)	$5,729	19.1	$16,922	(0.1)	$16,931	18.5

The net sales growth for the third quarter and first nine months of 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 4.5 percent and 3.6 percent of unfavorable exchange for the third quarter and first nine months of 2012, net sales increased 4.1 percent and 5.6 percent, respectively.  The relatively stronger U.S. dollar decreased third quarter 2012 Total International sales by 7.7 percent, decreased Proprietary Pharmaceutical Products segment sales by 4.0 percent, decreased Established Pharmaceutical Products segment sales by 9.6 percent, decreased Nutritional Product segment sales by 1.8 percent, decreased Diagnostic Products segment sales by 5.0 percent and decreased Vascular Products segment sales by 3.9 percent over the third quarter of 2011.  The relatively stronger U.S. dollar decreased the first nine months 2012 Total International sales by 6.0 percent, decreased Proprietary Pharmaceutical Products segment sales by 3.3 percent, decreased Established Pharmaceutical Products segment sales by 7.7 percent, decreased Nutritional Product segment sales by 1.4 percent, decreased Diagnostic Products segment sales by 3.8 percent and decreased Vascular Products segment sales by 2.6 percent over the first nine months of 2011.  In addition to unfavorable exchange, the decrease in 2012 Vascular Products sales is due to the winding down of royalty and supply agreements related to certain third-party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the unfavorable effect of exchange, Vascular Products sales increased 3.9 percent and 4.3 percent in the third quarter and first nine months of 2012, respectively.

The net sales growth for the third quarter and first nine months of 2011 reflects unit growth, the acquisition of Piramal Healthcare Limited’s Healthcare Solution business in September 2010 and the effect of exchange.  The net sales growth for the first nine months of 2011 also reflects the acquisition of Solvay’s pharmaceuticals business in February 2010.  Excluding 5.3 percent and 3.8 percent of favorable exchange for the third quarter and first nine months of 2011, net sales increased 7.9 percent and 9.2 percent, respectively.  The relatively weaker U.S. dollar increased third quarter 2011 Total International sales by 9.5 percent, increased Proprietary Pharmaceutical Products segment sales by 4.6 percent, increased Established Pharmaceutical Products segment sales by 9.5 percent, increased Nutritional Product segment sales by 3.1 percent, increased Diagnostic Products segment sales by 6.5 percent and increased Vascular Products segment sales by 5.3 percent over the third quarter of 2010.  The relatively weaker U.S. dollar increased the first nine months 2011 Total International sales by 6.7 percent, increased Proprietary Pharmaceutical Products segment sales by 3.2 percent, increased Established Pharmaceutical Products segment sales by 7.1 percent, increased Nutritional Product segment sales by 2.7 percent, increased Diagnostic Products segment sales by 4.6 percent and increased Vascular Products segment sales by 3.8 percent over the first nine months of 2010.  Sales growth in the Proprietary Pharmaceutical Products segment was impacted by the acquisition of Solvay Pharmaceuticals in February 2010.  Sales growth in the Established Pharmaceutical Products segment and in Total International sales was impacted by the acquisition of Solvay Pharmaceuticals in February 2010 and Piramal Healthcare Limited’s Healthcare solutions business in September 2010.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2012	Percent Change	2011	Percent Change
Proprietary Pharmaceuticals —
Total U.S. Proprietary sales	$7,138	7	$6,648	9
HUMIRA	2,964	26	2,349	18
TRILIPIX/TriCor	897	(7)	963	3
Niaspan	634	(12)	718	12
AndroGel	787	28	615	42
Lupron	414	3	401	14
Synthroid	383	(1)	387	21
Kaletra	196	(13)	226	(11)

Total International Proprietary sales	5,732	2	5,642	17
HUMIRA	3,621	6	3,405	27
Synagis	506	9	463	(2)
Kaletra	567	(14)	656	(1)
Lupron	175	(13)	201	3

Total Established Pharmaceutical Products sales —	3,775	(5)	3,975	32
Clarithromycin	355	(6)	378	3
TriCor and Lipanthyl (fenofibrate)	224	(5)	237	n/m
Creon	223	1	222	n/m
Serc	153	(16)	182	n/m
Duphaston	196	16	170	n/m
Synthroid	78	1	77	13

Nutritionals —
U.S. Pediatric Nutritionals	1,079	16	931	3
International Pediatric Nutritionals	1,499	5	1,420	15
U.S. Adult Nutritionals	1,075	4	1,030	2
International Adult Nutritionals	1,093	4	1,055	15

Diagnostics —
Immunochemistry	2,429	4	2,331	9

Vascular Products (1) —
Xience	1,199	3	1,160	16
Other Coronary Products	448	(1)	454	10
Endovascular	338	—	339	11

n/m — Percent change is not meaningful

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Excluding the negative effect of exchange, Total International Proprietary sales increased 8.7 percent in 2012.  In Proprietary Phamaceuticals, a generic version of TriCor is expected to enter the U.S. market in the fourth quarter of 2012.  As a result, sales for Abbott’s combined lipid franchise including TriCor, TRILIPIX, Niaspan and Simcor are expected to total less than $1 billion in 2013. Total Established Pharmaceutical Products sales decreased in 2012 due to the negative effect of exchange and decreased sales of Clarithromycin and Serc due to, in part, pricing pressures in Europe, partially offset by growth in emerging markets.  Excluding the effect of exchange, Total Established Pharmaceutical Products sales increased 2.7 percent.  U.S. Pediatric Nutritional sales in 2012 reflect market share gains for Similac and unit growth for PediaSure while 2011 sales were affected by the voluntary recall of certain Similac-brand powder infant formulas, primarily in the U.S. in September 2010.  The increase in 2012 U.S. Adult Nutritional sales reflects unit growth for the Ensure and Glucerna products.  International Pediatric and International Adult Nutritionals sales increased in 2012 and 2011 due primarily to volume growth in developing countries. The relatively weaker U.S. dollar increased International Pediatric sales and International Adult Nutritional sales in 2011 by 4.2 percent and 6.2 percent,

FINANCIAL REVIEW

(continued)

respectively.  In addition to the product increases listed above, the 2011 growth in U.S. Proprietary product sales is due to the acquisition of Solvay Pharmaceuticals in February 2010.

The gross profit margin was 62.2 percent for the third quarter of 2012 compared to 59.5 percent in 2011.  First nine months 2012 gross profit margin was 61.9 percent compared to 58.9 percent for the first nine months 2011.  Gross profit margins in 2012 were impacted by improved gross margins across all reportable segments as a result of cost reduction initiatives, the impact of exchange and favorable product mix.

Research and development expenses increased 15.3 percent in the third quarter 2012 and 6.8 percent for the first nine months 2012 over comparable 2011 periods.  These increases reflect primarily restructuring charges recorded in the third quarter of 2012.  Excluding any restructuring charges in both periods, research and development expenses for the third quarter and first nine months 2012 increased 0.3 percent and 5.4 percent, respectively, over comparable 2011 periods.   These increases reflect continued pipeline spending, including programs in biologics, hepatitis C and diagnostics.  The majority of research and development expenditures are concentrated on pharmaceutical products. $2.2 billion of Abbott’s research and development expenses for the nine months ended September 30, 2012 related to Abbott’s pharmaceutical products, of which $1.7 billion was directly allocated to the Proprietary Pharmaceutical Products segment.  For the first nine months ended September 30, 2012, research and development expenditures totaled $279 million for the Vascular Products segment, $271 million for the Diagnostics Products segment, $201 million for the Established Pharmaceutical Products segment and $133 million for the Nutritional Products segment.

Selling, general and administrative expenses for the third quarter and first nine months of 2011 include a litigation charge of $1.5 billion related to the government investigation related to Depakote.  In addition, Selling, general and administrative expenses in both years include charges for restructuring and integration activities and 2012 includes separation expenses.  Excluding the effect of these items, Selling, general and administrative expenses for the third quarter and first nine months 2012 increased 0.8 percent and 4.3 percent, respectively, over the comparable 2011 periods.  The increases reflect increased selling and marketing support for new and existing products, including spending for HUMIRA and inflation.

On October 17, 2012, Reata Pharmaceuticals informed Abbott that it is discontinuing the Phase III clinical study, known as BEACON, designed to evaluate bardoxolone methyl in diabetic patients with advanced chronic kidney disease.  The discontinuation is based on a recommendation from the study’s Independent Data Monitoring Committee regarding safety concerns due to “excess serious adverse events and mortality in the bardoxolone methyl arm.”  Reata and Abbott will closely examine the data from this study to determine whether there is an appropriate path forward for the development of bardoxolone methyl in chronic kidney disease or other indications.  Abbott has the rights to bardoxolone methyl outside the U.S., excluding certain Asian markets.  At September 30, 2012, Abbott holds a $124 million equity investment in Reata and is evaluating the impact of this event on the carrying value of the investment.

Business Combinations and Technology Acquisitions

In the second quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $110 million as a result of the acquisition of AP214, a drug under development for the prevention of acute kidney injury associated with major cardiac surgery in patients at increased risk.  In the first quarter of 2012, Abbott recorded a charge to acquired in-process and collaborations research and development of $150 million as a result of entering into a global collaboration to develop and commercialize an oral, next-generation JAK1 inhibitor in Phase II development with the potential to treat multiple autoimmune diseases.  Additional payments of approximately $1.2 billion could be required for the achievement of certain development, regulatory and commercial milestones under this agreement.  In the fourth quarter of 2011, Abbott entered into a collaboration, with Reata on a worldwide basis, for the joint development and commercialization of second-generation oral antioxidant inflammation modulators resulting in a charge to acquired in-process and collaborations research and development of $400 million which was paid in the first quarter of 2012.  In connection with the acquisition of Solvay Pharmaceuticals, the achievement of a certain sales milestone resulted in a payment of approximately $134 million in the first quarter of 2012 for which a liability was previously established.

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

FINANCIAL REVIEW

(continued)

develop and commercialize a treatment of rheumatoid arthritis and psoriasis resulting in a charge to acquired in-process and collaborations research and development of $85 million.

Restructuring Plans

In the third quarter 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses.  Abbott recorded employee related severance charges of approximately $167 million in the third quarter 2012.  Additional charges of approximately $22 million were also recorded in the third quarter 2012, primarily for asset impairments.  Approximately $70 million is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense. As of September 30, 2012, no significant cash payments have been made relating to these actions.

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

	2012	2011
Accrued balance at January 1	$177	$77
Restructuring charges	—	116
Payments and other adjustments	(19)	(71)
Accrued balance at September 30	$158	$122

Additional charges of $83 million and $12 million were recorded in the first nine months of 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  These plans streamline operations, improve efficiencies and reduce costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries.  In the third quarter 2012, Abbott recorded a charge of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility.  Approximately $142 million is recorded as Research and development and $8 million as Selling, general and administrative.  The following summarizes the activity for these restructuring: (dollars in millions)

	2012	2011
Accrued balance at January 1	$108	$410
Restructuring charges	150	—
Payments and other adjustments	(108)	(179)
Accrued balance at September 30	$150	$231

Additional charges of approximately $29 million and $95 million were recorded in the first nine months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation, asset impairments and employee severance.

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  A charge of $31 million was recorded in Cost of products sold for the 2011 restructuring. The following summarizes the activity for these restructurings: (dollars in millions)

	2012	2011
Accrued balance at January 1	$79	$88
Restructuring charges	—	31
Payments and other adjustments	(22)	(27)
Accrued balance at September 30	$57	$92

Additional charges of approximately $12 million and $28 million were recorded in the first nine months of 2012 and 2011, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.  Additional charges will occur through 2012 as a result of product re-registration timelines required under manufacturing regulations in a number of countries and product transition timelines.

FINANCIAL REVIEW

(continued)

Interest Expense (Income)

Interest expense increased in the third quarter 2012 compared to 2011 due to the amortization of a bridge facility fee, as discussed below.  For the nine months ended September 30, 2012, this amortization was partially offset by the impact of lower interest rates.

Other (income) expense, net

Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31.  In accordance with applicable accounting literature, a change in subsidiaries’ year-end is treated as a change in accounting principle and requires retrospective application.  The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised.  A charge of $137 million was recorded to Other (income) expense, net in the first three months of 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.  Other (income) expense, net, for the nine months ended September 30, 2012 includes income of approximately $60 million from the resolution of a contractual agreement.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  Taxes on earnings in 2012 reflect the recognition of $386 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year, which also decreased the gross amount of unrecognized tax benefits by approximately $540 million.  Taxes on earnings in 2011 reflect the effect of the tax rate applied to a litigation reserve in the third quarter and the recognition of $570 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years, which also decreased the gross amount of unrecognized tax benefits by approximately $1.2 billion.  Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.

Liquidity and Capital Resources September 30, 2012 Compared with December 31, 2011

Net cash from operating activities for the first nine months 2012 totaled approximately $7.8 billion.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations and the recognition of $386 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year.  These items were partially offset by increases in other accrued liabilities, primarily related to restructuring activities and the timing of various payments.  Other, net in Net cash from operating activities for 2011 includes the non-cash impact of a litigation accrual of $1.5 billion which was partially offset by $570 million of tax benefits related to the favorable resolution of various tax positions pertaining to prior years.  Other, net in Net cash from operating activities for 2012 and 2011 includes the effects of contributions to defined benefit plans of $360 million and $390 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each period.

The United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General investigated Abbott’s sales and marketing activities for Depakote. Abbott recorded non-cash charges of $1.5 billion in the third quarter of 2011 and $100 million in the first quarter of 2012.  In May 2012, Abbott reached resolution of all of the Depakote-related federal claims, Medicaid-related claims with 49 states and the District of Columbia, and consumer protection claims with 45 states and the District of Columbia.  In addition to the payments of approximately $800 million in the second quarter of 2012, the remaining $800 million of the settlement was paid in October 2012.  The payments did not materially affect Abbott’s liquidity as other cash flow from operations was sufficient to fund these payments.

FINANCIAL REVIEW

(continued)

Working capital was $11.0 billion at September 30, 2012 and $8.3 billion at December 31, 2011.  Substantially all of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Outstanding net governmental receivables in these countries at September 30, 2012 were:  (dollars in millions)

	Net Receivables	Percentage Over One Year Past Due
Italy	$610	21.5
Spain	380	0.4
Portugal	122	19.3
Greece	78	26.6

Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first nine months of 2012.

At September 30, 2012, Abbott’s long-term debt rating was AA by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  On October 26, 2012, Moody’s confirmed its A1 rating and Standard & Poor’s reduced its rating to A+.  Abbott has readily available financial resources.  In the third quarter 2012, Abbott replaced unused lines of credit of $3.0 billion and $3.7 billion that were to expire in October 2012 and in 2013, respectively, with two five-year credit facilities totaling $7.0 billion that support commercial paper borrowing arrangements.

In October 2012 Abbott initiated a cash tender offer, totaling $7.7 billion, for all or a portion of nine series of its outstanding notes.  Abbott expects to incur a cost of $1.2 billion to extinguish this debt, net of estimated gains expected to result from the unwinding of interest rate swaps related to the debt.  In early November 2012 AbbVie Inc., a wholly owned subsidiary of Abbott, launched an offering of approximately $14.7 billion of long-term debt with maturities ranging from 3 to 30 years.  The debt offering is expected to close in November 2012.  AbbVie expects to issue approximately $1.0 billion of short-term debt in the fourth quarter of 2012.  The debt issued by AbbVie Inc. will be guaranteed by Abbott with the guarantee expiring when AbbVie Inc. separates from Abbott.  A $7.5 billion 364-day bridge facility is also in place to support the separation of Abbott into two companies.

Abbott repaid $1.5 billion and $500 million of long-term notes that were due in May and March of 2011, respectively, using primarily short-term borrowings.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 27.2 million shares were purchased in the first nine months of 2012 under this authorization at a cost of approximately $1.6 billion.  No shares were purchased under this authorization in the first nine months of 2011.

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

FINANCIAL REVIEW

(continued)

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

(b)               Changes in internal control over financial reporting.  During the quarter ended September 30, 2012, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting, except as noted below.

During the quarter, Abbott implemented new enterprise resource planning system functionality relating to the order-to-cash business process for a large part of its U.S. operations. The new functionality replaced applications that were previously used within several of Abbott’s businesses for various financial reporting and operational purposes.  In connection with this implementation and related business process changes, Abbott replaced multiple internal controls that were previously considered effective with new or modified controls that are also expected to be effective.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2012, except where noted below) those described below.  Payment of the settlement discussed in the third paragraph of Note 4 to Abbott’s financial statements is material to Abbott’s cash flows in 2012.  While it is not feasible to predict the outcome of other pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2011 Form 10-K and Form 10-Q for the quarter ended March 31, 2012, Abbott reported that the United States Department of Justice, through the United States Attorney for the Western District of Virginia, and various state Attorneys General offices were investigating Abbott’s sales and marketing activities for Depakote.  In October 2012, the United States District Court for the Western District of Virginia accepted Abbott’s plea and imposed the agreed-upon sentence which finalized the resolution of all federal and state Medicare and Medicaid claims with 49 states and the District of Columbia.  As part of the settlement, Abbott entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General for the U.S. Department of Health and Human Services (OIG) relating to Abbott’s United States pharmaceuticals business.  The CIA requires enhancements to certain compliance procedures and contains numerous reporting and monitoring obligations.  Abbott also submitted to a term of probation that is initially set at 5 years, and will be shortened to 3 years upon the separation of Abbott and AbbVie Inc., Abbott’s wholly-owned subsidiary formed to hold Abbott’s research-based pharmaceuticals business.  The obligations under the CIA and the conditions of probation became effective in October 2012 and transfer to and become fully binding on AbbVie upon the separation and distribution.

In its 2011 Form 10-K and Form 10-Q for the quarter ended June 30, 2012, Abbott reported that several lawsuits filed against Unimed Pharmaceuticals, Inc., Solvay Pharmaceuticals, Inc. (a company acquired by Abbott in February 2010) et al. had been consolidated for pre-trial purposes in the United States District Court for the Northern District of Georgia under Multi District Litigation Rules as In re Androgel Antitrust Litigation, MDL No. 2084.  In September 2012, the District Court granted summary judgment in favor of Solvay on all remaining claims of the private plaintiffs.  In October 2012, the FTC filed a petition for writ of certiorari with the United States Supreme Court seeking a review of the May 2012 decision of the United States Court of Appeals for the Eleventh Circuit affirming the district court’s dismissal of the FTC’s claims.

In its 2011 Form 10-K and Forms 10-Q for the quarters ended March 31 and June 30, 2012, Abbott reported that it is seeking to enforce its patent rights relating to niacin extended release tablets (a drug Abbott sells under the trademark Niaspan®).  In a case filed in the United States District Court for the District of Delaware in August 2012, Abbott alleges that Amneal Pharmaceutical’s proposed generic product infringes Abbott’s patents and seeks declaratory and injunctive relief.

Item 1A.                        Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2011 Form 10-K and Form 10-Q for the quarter ended June 30, 2012, except for the following:

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

In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott’s facilities and procedures and those of Abbott’s suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott’s products, and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott’s business practices and operations; refunds, recalls, or seizures of Abbott’s products; a total or partial shutdown of production in one or more of Abbott’s facilities while Abbott or Abbott’s suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott’s business and have a material adverse effect on Abbott’s revenues, profitability and financial condition.

Abbott is a party to a Corporate Integrity Agreement (CIA) with the Office of Inspector General for the U.S. Department of Health and Human Services (OIG) relating to Abbott’s United States pharmaceuticals business.  The CIA requires enhancements to certain compliance procedures and contains numerous reporting and monitoring obligations. If Abbott fails to comply with the CIA, it may be subject to monetary penalties or exclusion from federal health care programs. Abbott also submitted to a term of probation that is initially set at 5 years, and will be shortened to 3 years upon the separation of Abbott and AbbVie Inc., Abbott’s wholly-owned subsidiary formed to hold Abbott’s research-based pharmaceuticals business. The conditions of probation include certain reporting requirements, maintenance of certain compliance measures, certifications of the CEO and board of directors, and other conditions. If Abbott violates the terms of its probation, it may face additional monetary sanctions and other such remedies as the court deems appropriate. The obligations under the CIA and the conditions of probation became effective in October 2012 and transfer to and become fully binding on AbbVie upon the separation and distribution.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 — July 31, 2012	830,476	(1)	$65.647	0	$1,792,179,707	(2)
August 1, 2012 — August 31, 2012	184,098	(1)	$66.010	0	$1,792,179,707	(2)
September 1, 2012 — September 30, 2012	578,205	(1)	$68.504	0	$1,792,179,707	(2)
Total	1,592,779	(1)	$66.726	0	$1,792,179,707	(2)

1.                          These shares include:

(i)    the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 830,476 in July, 134,098 in August, and 538,205 in September; and

(ii)   the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in July, 50,000 in August, and 40,000 in September.

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

Date: November 7, 2012

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 7, 2012, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.