Form 10-K/A
period 2012-12-31
ABBOTT LABORATORIES
filed 2013-03-27
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1

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

 Explanatory Note

        This Form 10-K/A is being filed to correct a drafting error made by Deloitte & Touche LLP (Deloitte) in its Report of Independent Registered Public Accounting Firm which previously referred to "auditing standards" in the report on the audits of the consolidated financial statements. Deloitte has revised its report to appropriately state that their audits were conducted in accordance with "the standards" of the Public Company Accounting Oversight Board (United States).

        For the convenience of the reader, this Form 10-K/A sets forth the entire 2012 Form 10-K. However, this Form 10-K/A amends and restates only the Report of Independent Registered Public Accounting Firm in Item 8 of the 2012 Form 10-K to give effect to the change discussed above. The aforementioned changes have no effect on the other parts of the 2012 Form 10-K, the financial position of the Company as of December 31, 2012, 2011, and 2010, or the results of its operations and its cash flows for the years then ended.

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

ABBOTT LABORATORIES
By	/s/ THOMAS C. FREYMAN Thomas C. Freyman, Executive Vice President, Finance and Chief Financial Officer
Date: March 27, 2013

(This page has been left blank intentionally.)

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
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended effective January 1, 2008, filed as Exhibit 4.1 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.3	†Abbott Laboratories 401(k) Supplemental Plan, as amended and restated.**
10.4	†Abbott Laboratories Supplemental Pension Plan, as amended and restated.**
10.5	†The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended effective January 1, 2008, filed as Exhibit 10.7 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.7	†Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated.**

10-K Exhibit Table Item No.
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	†Abbott Laboratories 2009 Incentive Stock Program, as amended and restated.**
10.10	†Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated.**
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

10.60	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**

10-K Exhibit Table Item No.
10.61	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.62	*VISX, Incorporated 2001 Nonstatutory Stock Option Plan, filed as Exhibit 4.7 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.63	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.64	*VISX, Incorporated 1995 Director Option and Stock Deferral Plan, as amended and restated, filed as Exhibit 4.9 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.65	*VISX, Incorporated 1995 Stock Plan, as amended, filed as Exhibit 4.10 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
12	†Computation of Ratio of Earnings to Fixed Charges.
21	†Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

†The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 15, 2013, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Investment; and (v) the notes to the consolidated financial statements.

        The 2013 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 15, 2013.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†
Filed as an exhibit to the 2012 Abbott Laboratories Report on Form 10-K filed on February 15, 2013.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.