Form 10-Q
period 2013-03-31
ABBOTT LABORATORIES
filed 2013-05-08
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, Abbott Laboratories had 1,558,864,658 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended March 31
	2013	2012
Net Sales	$5,377,895	$5,283,685

Cost of products sold	2,431,803	2,359,164
Amortization of intangible assets	199,422	209,590
Research and development	346,323	363,714
Selling, general and administrative	1,785,559	1,842,032
Total Operating Cost and Expenses	4,763,107	4,774,500

Operating Earnings	614,788	509,185

Interest expense	40,757	82,080
Interest (income)	(15,050)	(16,266)
Net foreign exchange loss (gain)	28,865	14,906
Other (income) expense, net	5,665	(34,911)
Earnings from Continuing Operations Before Taxes	554,551	463,376
Taxes on Earnings from Continuing Operations	9,890	112,161
Earnings from Continuing Operations	544,661	351,215
Earnings from Discontinued Operations, net of taxes	—	890,909
Net Earnings	$544,661	$1,242,124

Basic Earnings Per Common Share —
Continuing Operations	$0.35	$0.22
Discontinued Operations	—	0.57
Net Earnings	$0.35	$0.79
Diluted Earnings Per Common Share —
Continuing Operations	$0.34	$0.22
Discontinued Operations	—	0.56
Net Earnings	$0.34	$0.78

Cash Dividends Declared Per Common Share	$0.14	$0.51

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,568,730	1,573,921
Dilutive Common Stock Options and Awards	17,288	15,589
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,586,018	1,589,510

Outstanding Common Stock Options Having No Dilutive Effect	5,518	3,066

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended March 31
	2013	2012
Earnings from Continuing Operations	$544,661	$351,215

Foreign currency translation (loss) gain adjustments	(390,891)	438,803
Net actuarial (losses) and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(25,914) in 2013 and $22,821 in 2012	(41,265)	39,624
Unrealized gains on marketable equity securities, net of taxes of $458 in 2013 and $2,008 in 2012	794	3,478
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $(5,231) in 2013 and $3,544 in 2012	(20,922)	(45,185)
Other Comprehensive (Loss) Income from Continuing Operations	(452,284)	436,720
Comprehensive Income from Continuing Operations	92,377	787,935
Comprehensive Income from Discontinued Operations	—	1,110,255
Comprehensive Income	$92,377	$1,898,190

	March 31	December 31
	2013	2012
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$527,480	$79,353
Net actuarial losses and prior service cost and credits	2,436,321	3,595,554
Cumulative unrealized (gains) on marketable equity securities	(31,534)	(31,363)
Cumulative (gains) on derivative instruments designated as cash flow hedges	(37,594)	(49,866)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31
	2013	2012
Cash Flow From (Used in) Operating Activities:
Net earnings	$544,661	$1,242,124
Adjustments to reconcile earnings to net cash from operating activities -

Depreciation	221,431	354,211
Amortization of intangibles	199,422	389,056
Share-based compensation	125,746	197,342
Acquired in-process and collaborations research and development	—	150,000
Trade receivables	(9,751)	132,482
Inventories	(131,990)	(170,687)
Other, net	(489,264)	(69,598)
Net Cash From Operating Activities	460,255	2,224,930

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(274,465)	(453,330)
Acquisition of businesses and technology	—	(550,000)
Purchases of investment securities, net	(1,833,546)	(3,899,584)
Other	—	11,149
Net Cash (Used in) Investing Activities	(2,108,011)	(4,891,765)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	2,248,631	1,399,029
Payment of long-term debt	—	(54,000)
Contingent consideration payment related to a business acquisition	—	(120,849)
Transfer of cash and cash equivalents to AbbVie Inc.	(5,901,400)	—
Purchases of common shares	(925,333)	(987,686)
Proceeds from stock options exercised, including income tax benefit	68,963	687,279
Dividends paid	(223,561)	(758,548)
Net Cash (Used in) From Financing Activities	(4,732,700)	165,225

Effect of exchange rate changes on cash and cash equivalents	(48,587)	34,700

Net Decrease in Cash and Cash Equivalents	(6,429,043)	(2,466,910)
Cash and Cash Equivalents, Beginning of Year	10,802,163	6,812,820
Cash and Cash Equivalents, End of Period	$4,373,120	$4,345,910

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	March 31 2013	December 31 2012
Assets
Current Assets:
Cash and cash equivalents	$4,373,120	$10,802,163
Investments, primarily bank time deposits and U.S. treasury bills	4,144,193	4,371,821
Trade receivables, less allowances of $321,501 in 2013 and $405,921 in 2012	3,917,865	7,612,860
Inventories:
Finished products	1,805,649	2,345,455
Work in process	367,547	628,874
Materials	537,054	817,984
Total inventories	2,710,250	3,792,313
Prepaid expenses, deferred income taxes, and other receivables	3,414,205	4,743,426
Current assets held for disposition	537,235	—
Total Current Assets	19,096,868	31,322,583
Investments	146,076	273,595
Property and Equipment, at Cost	12,416,667	18,928,887
Less: accumulated depreciation and amortization	6,625,175	10,865,840
Net Property and Equipment	5,791,492	8,063,047
Intangible Assets, net of amortization	6,057,601	8,588,285
Goodwill	9,424,657	15,774,127
Deferred Income Taxes and Other Assets	2,097,969	3,213,307
Non-current Assets Held for Disposition	71,950	—
	$42,686,613	$67,234,944
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,358,255	$2,081,839
Trade accounts payable	1,087,979	1,796,990
Salaries, wages and commissions	733,158	1,427,765
Other accrued liabilities	4,318,955	6,787,995
Dividends payable	218,867	221,340
Income taxes payable	141,978	655,424
Current portion of long-term debt	277,595	308,823
Current liabilities held for disposition	269,539	—
Total Current Liabilities	10,406,326	13,280,176
Long-term Debt	3,466,576	18,085,302
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	6,125,111	9,056,234
Non-current Liabilities Held for Disposition	5,325	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2013: 1,678,878,087; 2012: 1,675,930,484	11,615,374	11,754,552
Common shares held in treasury, at cost - Shares: 2013: 120,013,429; 2012: 99,262,992	(6,194,998)	(5,590,909)
Earnings employed in the business	20,062,483	24,150,996
Accumulated other comprehensive income (loss)	(2,894,673)	(3,593,678)
Total Abbott Shareholders’ Investment	22,588,186	26,720,961
Noncontrolling Interests in Subsidiaries	95,089	92,271
Total Shareholders’ Investment	22,683,275	26,813,232
	$42,686,613	$67,234,944

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K/A for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  The Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2012 has been appropriately revised to reflect a contingent consideration payment related to a business acquisition as cash flow used in financing activities.  The amount had been previously reflected as cash flow used in investing activities.

Note 2 — Separation of AbbVie Inc.

On November 28, 2012, Abbott’s board of directors declared a special dividend distribution of all of the outstanding shares of common stock of AbbVie Inc. (AbbVie), the company formed to hold Abbott’s research-based proprietary pharmaceuticals business.  For each Abbott common share held at the close of business on December 12, 2012, Abbott shareholders received one share of AbbVie stock on January 1, 2013.  Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

The historical results of operations of the research-based proprietary pharmaceuticals business have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings.  Discontinued operations include the results of AbbVie’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by Abbott to AbbVie.  Discontinued operations also includes other costs incurred by Abbott to separate AbbVie as well as an allocation of interest assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations.  Prior-year balance sheets and statements of cash flows have not been adjusted to reflect the effect of the separation.

The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013:
(dollars in billions)

Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.6
27.1
Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.1
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1
23.8
Net Assets Transferred to AbbVie Inc.	$3.3

In addition, approximately $1.1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

Three Months Ended March 31, 2012
Net sales	$4,173
Earnings before taxes	1,050
Taxes on earnings	159
Net earnings	891

Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing to each other, on an interim transitional basis, various services.  Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient.  Services being provided by Abbott include certain information technology and back office support.  Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie’s operations.

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At March 31, 2013, the assets and liabilities held for disposition consist of inventories of $218 million, trade accounts receivable of $281 million, equipment of $33 million, other assets of $77 million, trade accounts payable of $189 million and other liabilities of $86 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $334 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.  In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans.  See notes 6 and 8 for additional information.

Note 3 — Supplemental Financial Information

Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months ended March 31, 2013 and 2012 were $541 million and $1.238 billion, respectively.

Other (income) expense, net, for 2012 includes income of approximately $40 million from the resolution of a contractual agreement.  Other, net in Net cash from operating activities for 2013 and 2012 includes the effects of contributions to defined benefit plans of $208 million and $290 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each quarter.

The components of long-term investments as of March 31, 2013 and December 31, 2012 are as follows:

	March 31	December 31
(dollars in millions)	2013	2012
Equity securities	$117	$213
Other	29	61
Total	$146	$274

The reduction in long-term investments from December 31, 2012 to March 31, 2013 is due primarily to the separation of AbbVie on January 1, 2013.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

Amortization of actuarial losses and prior service cost and credits resulted in the reclassification of $28 million and $40 million of expense from accumulated other comprehensive income into income in the first quarters of 2013 and 2012, respectively.  Net adjustments for derivative instruments designated as cash flow hedges resulted in the reclassification of $3 million and $13 million of gains from accumulated other comprehensive income into income in the first quarters of 2013 and 2012, respectively.  These amounts are net of income tax effects of $15 million and $23 million for amortization in 2013 and 2012, respectively, and $1 million and $4 million, for cash flow hedges in 2013 and 2012, respectively.  Remaining reclassification entries are not significant.

Note 4 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.  Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $550 million to $650 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

Note 5 — Litigation and Environmental Matters

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $70 million to $90 million. The recorded accrual balance at March 31, 2013 for these proceedings and exposures was approximately $75 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 6 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(dollars in millions)	2013	2012	2013	2012

Service cost - benefits earned during the period	$76	$59	$12	$8
Interest cost on projected benefit obligations	66	66	15	11
Expected return on plans’ assets	(93)	(91)	(9)	(5)
Net amortization	41	37	—	(1)

Net cost	$90	$71	$18	$13

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2013 and 2012, $208 million and $290 million, respectively, was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each quarter.

The separation agreement with AbbVie obligates Abbott to transfer certain defined benefit and medical and dental plan liabilities and assets to AbbVie.  The net obligation is included in the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013.  Although the Abbott plans still hold some of the assets included in this net obligation, the AbbVie plans have the right to receive and Abbott has the obligation to complete the transfer of these assets.  Any such assets still held by an Abbott plan as of March 31, 2013 will be transferred to the applicable AbbVie plan in 2013.  The following table summarizes these projected benefit obligations and assets at January 1, 2013:

(dollars in millions)	Defined Benefit Plans	Medical and Dental Plans

Projected benefit obligations	$4,542	$501
Plans’ assets	3,149	—
Net obligation transferred to AbbVie	$1,393	$501

In addition, Abbott transferred to AbbVie Accumulated other comprehensive income (loss), net of income taxes, of approximately $1.2 billion.

Note 7 — Segment Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.  As a result of the separation of AbbVie, Abbott no longer has a Proprietary Pharmaceutical Products segment and this business has been removed from the 2012 historical information presented below.  Abbott’s reportable segments are as follows:

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, effective January 1, 2013, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  After removal of intangible assets and goodwill from the measure of segment assets, the assets of the Established Pharmaceutical Products and the Vascular Products segments totaled $2.6 billion and $1.8 billion, respectively. The segment information below for 2012 has been adjusted to exclude intangible asset amortization.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(dollars in millions)	2013	2012	2013	2012
Established Pharmaceutical Products	$1,233	$1,257	$286	$293
Nutritional Products	1,699	1,563	342	260
Diagnostic Products	1,088	1,042	260	194
Vascular Products	742	803	188	267
Total Reportable Segments	4,762	4,665	1,076	1,014
Other	616	619
Net Sales	$5,378	$5,284
Corporate functions and benefit plans costs			(120)	(160)
Non-reportable segments			88	85
Net interest expense			(26)	(66)
Share-based compensation (a)			(126)	(128)
Amortization of intangible assets			(199)	(210)
Other, net			(138)	(72)
Consolidated Earnings from Continuing Operations Before Taxes			$555	$463

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

Note 8 — Incentive Stock Programs

In connection with the separation of AbbVie on January 1, 2013, Abbott modified its outstanding equity awards granted under incentive stock programs for its employees.  The awards were generally modified such that immediately following the separation, the awardees held the same number of awards in Abbott stock and an equal number of awards in AbbVie stock.  The exercise price on outstanding Abbott options was adjusted and the exercise price on the AbbVie options granted under this modification was established with the intention of generally preserving the value of the awards immediately prior to the separation.  This modification did not result in additional compensation expense.

In the first three months of 2013, Abbott granted 4,288,300 stock options, 630,113 replacement stock options, 808,000 restricted stock awards and 5,927,439 restricted stock units under its incentive stock programs.  At March 31, 2013, approximately 130 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2013 is as follows:

	Outstanding	Exercisable
Number of shares	49,713,084	42,714,706
Weighted average remaining life (years)	4.4	3.7
Weighted average exercise price	$25.99	$24.96
Aggregate intrinsic value (in millions)	$472	$451

The total unrecognized share-based compensation cost at March 31, 2013 amounted to approximately $265 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $338 million and $1.6 billion at March 31, 2013 and December 31, 2012, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013.  Accumulated gains and losses as of March 31, 2013 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2013 and 2012.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2013 and December 31, 2012, Abbott held $12.8 billion and $18.2 billion, respectively, of such foreign currency forward exchange contracts, of which $4.3 billion of these contracts were transferred to AbbVie as part of the separation on January 1, 2013.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $565 million and approximately $615 million as of March 31, 2013 and December 31, 2012, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at March 31, 2013 and $9.5 billion at December 31, 2012 to manage its exposure to changes in the fair value of fixed-rate debt.  $8.0 billion of these contracts related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2013 or 2012 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2013 and December 31, 2012:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	March 31 2013	Dec. 31 2012	Balance Sheet Caption	March 31 2013	Dec. 31 2012	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$175	$185	Deferred income taxes and other assets	$—	$80	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts —
Hedging instruments Others not designated as hedges	30 70	22 98	Prepaid expenses, deferred income taxes, and other receivables	— 130	11 135	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	565	615	Short-term borrowings
	$275	$305		$695	$841

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2013 and 2012 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2013 and 2012 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(dollars in millions)	2013	2012	2013	2012	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$17	$72	$3	$13	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	50	35	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	10	(10)	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	90	26	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2013 and December 31, 2012 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31 2013		December 31 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term Investment Securities:
Equity securities	$117	$117	$213	$213
Other	29	30	61	56
Total Long-term Debt	(3,744)	(4,599)	(18,394)	(19,588)
Foreign Currency Forward Exchange Contracts:
Receivable position	100	100	120	120
(Payable) position	(130)	(130)	(146)	(146)
Interest Rate Hedge Contracts
Receivable position	175	175	185	185
(Payable) position	—	—	(80)	(80)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2013:
Equity securities	$61	$61	$—	$—
Interest rate swap derivative financial instruments	175	—	175	—
Foreign currency forward exchange contracts	100	—	100	—
Total Assets	$336	$61	$275	$—

Fair value of hedged long-term debt	$1,703	$—	$1,703	$—
Foreign currency forward exchange contracts	130	—	130	—
Contingent consideration related to business combinations	193	—	—	193
Total Liabilities	$2,026	$—	$1,833	$193

December 31, 2012:
Equity securities	$76	$76	$—	$—
Interest rate swap derivative financial instruments	185	—	185	—
Foreign currency forward exchange contracts	120	—	120	—
Total Assets	$381	$76	$305	$—

Fair value of hedged long-term debt	$9,632	$—	$9,632	$—
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	146	—	146	—
Contingent consideration related to business combinations	323	—	—	323
Total Liabilities	$10,181	$—	$9,858	$323

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

Note 10 — Goodwill and Intangible Assets

Foreign currency translation adjustments and other adjustments decreased goodwill in the first three months of 2013 by approximately $220 million and increased goodwill in the first three months of 2012 by approximately $200 million, respectively.  In addition, in connection with the separation of AbbVie on January 1, 2013, Abbott transferred approximately $6.1 billion of goodwill to AbbVie. The amount of goodwill related to reportable segments at March 31, 2013 was $3.0 billion for the Established Pharmaceutical Products segment, $210 million for the Nutritional Products segment, $386 million for the Diagnostic Products segment, and $2.6 billion for the Vascular Products segment.  Other than the effects of the separation of AbbVie, there were no reductions of goodwill relating to the disposal of all or a portion of a business.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $11.9 billion as of March 31, 2013 and $17.6 billion as of December 31, 2012, and accumulated amortization was $6.1 billion as of March 31, 2013 and $9.7 billion as of December 31, 2012. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $275 million at March 31, 2013 and $691 million at December 31, 2012.  Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $5.8 billion, $3.9 billion and $416 million, respectively, were transferred to AbbVie as part of the separation on January 1, 2013.  Abbott’s estimated annual amortization expense for intangible assets is approximately $795 million in 2013, $660 million in 2014, $600 million in 2015, $580 million in 2016 and $545 million in 2017.  Amortizable intangible assets are amortized over 2 to 20 years (average 11 years).

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited), continued

Note 11 — Restructuring Plans

In the third quarter 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $167 million in 2012. Additional charges of approximately $22 million were also recorded in 2012, primarily for asset impairments. Approximately $70 million is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense. Through December 31, 2012, no significant cash payments were made relating to these actions.  The following summarizes the activity for these restructurings: (dollars in millions)

2013
Restructuring charges recorded in 2012	$167
Payments and other adjustments	(50)
Accrued balance at March 31	$117

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(19)	1
Accrued balance at March 31	$48	$178

Additional charges of $8 million were recorded in the first three months of 2013 and 2012 relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain sites and functions as well as in certain commercial organizations in various countries.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(61)
Accrued balance at March 31	$—	$47

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(3)	(11)
Accrued balance at March 31	$53	$68

Additional charges of approximately $2 million and $4 million were recorded in the first three months of 2013 and 2012, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(dollars in millions)	2013	Percent Change	2012	Percent Change

Established Pharmaceutical Products	$1,233	(1.9)	$1,257	(1.6)
Nutritional Products	1,699	8.7	1,563	10.2
Diagnostic Products	1,088	4.4	1,042	6.1
Vascular Products	742	(7.7)	803	(4.9)
Total Reportable Segments	4,762	2.1	4,665	3.1
Other	616	(0.5)	619	(0.3)
Net Sales	$5,378	1.8	$5,284	2.7

Total U.S.	$1,534	(3.3)	$1,586	4.0

Total International	$3,844	3.9	$3,698	2.2

The net sales growth in 2013 reflects unit growth, partially offset by unfavorable exchange.  Excluding 1.7 percent of unfavorable exchange, net sales increased 3.5 percent in 2013.  The relatively stronger U.S. dollar decreased first quarter 2013 Total International sales by 2.4 percent, decreased Established Pharmaceutical Products segment sales by 3.2 percent, decreased Nutritional Product segment sales by 0.3 percent, decreased Diagnostic Products segment sales by 2.0 percent and decreased Vascular Products segment sales by 1.7 percent over the first quarter of 2012.  The decrease in 2013 and 2012 Vascular Products sales is partially due to the winding down of royalty and supply agreements related to certain third party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the negative effect of exchange, Vascular Products sales decreased 2.5 percent in 2013 and increased 4.3 percent in 2012.  The decrease in 2013 is due primarily to pricing pressures on drug eluting stents and other coronary products as a result of market competition in major markets.

The net sales growth in 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 1.4 percent of unfavorable exchange, net sales increased 4.1 percent in 2012.  The relatively stronger U.S. dollar decreased first quarter 2012 Total International sales by 2.0 percent, decreased Established Pharmaceutical Products segment sales by 3.5 percent, decreased Nutritional Product segment sales by 0.3 percent, decreased Diagnostic Products segment sales by 1.4 percent and decreased Vascular Products segment sales by 0.5 percent over the first quarter of 2011.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2013	Percent Change	2012	Percent Change
Established Pharmaceutical Products sales —
Key Emerging Markets	$585	4	$560	6
Other Markets	648	(7)	697	(7)

Nutritionals —
U.S. Pediatric Nutritionals	379	2	370	15
International Pediatric Nutritionals	608	21	503	13
U.S. Adult Nutritionals	339	2	334	7
International Adult Nutritionals	373	5	356	5

Diagnostics —
Immunochemistry	832	4	800	6

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	387	(4)	404	7
Other Coronary products	146	(5)	155	3
Endovascular	115	1	114	5

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Sales in Other Markets in the Established Pharmaceutical Products segment decreased in 2013 and 2012 due primarily to price declines from the continued effect of European austerity measures, the impact of 2012 price reductions in Japan, and unfavorable exchange in 2013.  International Pediatric Nutritionals sales increased in 2013 and 2012 due primarily to volume growth in developing countries.  In 2012, U.S Pediatric Nutritional sales reflect market share gains for Similac, including the recovery from the September 2010 voluntary recall as well as unit growth for Pediatric Nutritionals.  In the Vascular Products segment, decreased sales of DES and Other Coronary products in 2013 primarily reflect pricing pressure as a result of market competition in major markets.

The gross profit margin was 51.1 percent for the first quarter 2013 compared to 51.4 percent for the first quarter 2012.  The first quarter 2013 gross margin reflects pricing pressure in certain developed markets and was partially offset by improved gross margins in the nutritional and diagnostics segments.

Research and development expenses decreased 4.8 percent in the first quarter 2013 due primarily to the timing of expenditures.  For the first three months ended March 31, 2013, research and development expenditures totaled $83 million for the Vascular Products segment, $97 million for the Diagnostics Products segment, $58 million for the Established Pharmaceutical Products segment and $41 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter 2013 decreased 3.1 percent due primarily to the inclusion in 2012 of certain corporate costs that transferred to AbbVie in the separation, as well as certain costs that are being charged to AbbVie under transitional services agreements in 2013.

FINANCIAL REVIEW

(continued)

Restructuring Plans

In the third quarter 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $167 million in 2012. Additional charges of approximately $22 million were also recorded in 2012, primarily for asset impairments. Approximately $70 million is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense. Through December 31, 2012, no significant cash payments were made relating to these actions.  The following summarizes the activity for these restructurings: (dollars in millions)

2013
Restructuring charges recorded in 2012	$167
Payments and other adjustments	(50)
Accrued balance at March 31	$117

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(19)	1
Accrued balance at March 31	$48	$178

Additional charges of $8 million were recorded in the first three months of 2013 and 2012 relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  This plan streamlines operations, improves efficiencies and reduces costs in certain sites and functions as well as in certain commercial organizations in various countries.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(61)
Accrued balance at March 31	$—	$47

In 2011 and 2008, Abbott management approved a plan to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for this restructuring: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(3)	(11)
Accrued balance at March 31	$53	$68

Additional charges of approximately $2 million and $4 million were recorded in the first three months of 2013 and 2012, respectively, relating to this restructuring, primarily for accelerated depreciation and product transfer costs.

Interest Expense (Income)

Interest expense decreased in the first quarter 2013 compared to 2012 due to a lower level of borrowings.

FINANCIAL REVIEW

(continued)

Other (Income) Expense, net

Other (income) expense, net, for 2012 includes income of approximately $40 million from the resolution of a contractual agreement.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  The effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.  Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $550 million to $650 million, including cash adjustments, within the next twelve months as a result of concluding various tax matters.

Separation of AbbVie Inc.

On November 28, 2012, Abbott’s board of directors declared a special dividend distribution of all of the outstanding shares of common stock of AbbVie Inc. (AbbVie), the company formed to hold Abbott’s research-based proprietary pharmaceuticals business.  For each Abbott common share held at the close of business on December 12, 2012, Abbott shareholders received one share of AbbVie stock on January 1, 2013.  Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

The historical results of operations of the research-based proprietary pharmaceuticals business have been presented as discontinued operations in the Condensed Consolidated Statement of Earnings.  Discontinued operations include the results of AbbVie’s business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by Abbott to AbbVie.  Discontinued operations also includes other costs incurred by Abbott to separate AbbVie as well as an allocation of interest assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations.  Prior-year balance sheets and statements of cash flows have not been adjusted to reflect the effect of the separation.

The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013:  (dollars in billions)

Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.6
27.1
Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.1
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1
23.8
Net Assets Transferred to AbbVie Inc.	$3.3

In addition, approximately $1.1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

FINANCIAL REVIEW

(continued)

Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

Three Months Ended
March 31, 2012
Net sales	$4,173
Earnings before taxes	1,050
Taxes on earnings	159
Net earnings	891

Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing to each other, on an interim transitional basis, various services.  Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient.  Services being provided by Abbott include certain information technology and back office support.  Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie’s operations.

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At March 31, 2013, the assets and liabilities held for disposition consist of inventories of $218 million, trade accounts receivable of $281 million, equipment of $33 million, other assets of $77 million, trade accounts payable of $189 million and other liabilities of $86 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $334 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business. In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans.

Liquidity and Capital Resources March 31, 2013 Compared with December 31, 2012

The reduction of cash and cash equivalents from $10.8 billion at December 31, 2012 to $4.4 billion at March 31, 2013 reflects the transfer of $5.9 billion of cash and cash equivalents to AbbVie as part of the separation on January 1, 2013.

Net cash from operating activities for the first three months of 2013 totaled $460 million.  The $(489) million in the Other, net category in net cash from operating activities reflects approximately $233 million of one-time net cash outflows related to the separation of AbbVie, the first quarter noncash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings and $208 million of contributions to defined benefit plans.  Other, net in net cash from operating activities for 2012 includes contributions to defined benefit plans of $290 million.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends on an annual basis.

Working capital was $8.7 billion at March 31, 2013 and $18.0 billion at December 31, 2012.  The decrease in working capital in 2013 is due primarily to the separation of AbbVie from Abbott on January 1, 2013.

Substantially all of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Outstanding net governmental receivables in these countries at March 31, 2013 were:  (dollars in millions)

	Net Receivables	Percentage Over One Year Past Due
Italy	$261	19.5
Spain	128	3.1
Portugal	39	39.7
Greece	38	37.4

FINANCIAL REVIEW

(continued)

Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first three months of 2013.

At March 31, 2013 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 25.0 million and 15.4 million shares were purchased in the first three months of 2013 and 2012 under this authorization at a cost of $850 million and $868 million, respectively.

In the first quarter of 2013, Abbott declared a dividend of $0.14 per share on its common shares.  The change in the dividend compared to the first quarter of 2012 reflects the impact of the separation of AbbVie.

Legislative Issues

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to herein as “health care reform legislation”) were signed into law in the U.S.  Beginning in 2013, Abbott started recording a 2.3 percent excise tax imposed by health care reform legislation on the sale of certain medical devices in the U.S.

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2012 Annual Report on Form 10-K/A.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2012 Annual Report on Form 10-K/A.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2013, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2013, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2012 Annual Report on Form 10-K/A, Abbott reported that Medinol Limited (Medinol) sued Abbott in the District Court of The Hague, the Netherlands, asserting that Abbott’s Vision, Xience V, Multi-Link 8 and Xience Prime stents infringe one of Medinol’s European stent design patents, and that in October 2012, the Dutch appeals court affirmed the lower court’s finding of noninfringement.  On January 29, 2013, Medinol appealed to the Dutch Supreme Court.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	7,164,845	(1)	$33.296	6,800,000	$925,863,155	(2)
February 1, 2013 – February 28, 2013	18,319,714	(1)	$34.275	18,194,043	$302,271,964	(2)
March 1, 2013 – March 31, 2013	222,950	(1)	$34.634	0	$302,271,964	(2)
Total	25,707,509	(1)	$34.005	24,994,043	$302,271,964	(2)

1.                          These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options - 364,845 in January, 125,671 in February, and 152,950 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in January, 0 in February, and 70,000 in March.

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

Date: May 8, 2013

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 8, 2013, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.