Form 10-Q
period 2013-06-30
ABBOTT LABORATORIES
filed 2013-08-06
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, Abbott Laboratories had 1,554,125,355 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Sales	$5,446,025	$5,313,297	$10,823,920	$10,596,982

Cost of products sold	2,544,825	2,370,056	4,976,628	4,729,220
Amortization of intangible assets	196,892	194,823	396,314	404,413
Research and development	362,557	370,605	708,880	734,319
Selling, general and administrative	1,714,275	1,813,623	3,499,834	3,655,655
Total Operating Cost and Expenses	4,818,549	4,749,107	9,581,656	9,523,607

Operating Earnings	627,476	564,190	1,242,264	1,073,375

Interest expense	40,526	83,288	81,283	165,368
Interest (income)	(16,901)	(18,889)	(31,951)	(35,155)
Net foreign exchange loss (gain)	10,748	(24,536)	39,613	(9,630)
Other (income) expense, net	(7,646)	(5,177)	(1,981)	(40,088)
Earnings from Continuing Operations Before Taxes	600,749	529,504	1,155,300	992,880
Taxes on Earnings from Continuing Operations	124,694	118,663	134,584	230,824
Earnings from Continuing Operations	476,055	410,841	1,020,716	762,056
Earnings from Discontinued Operations, net of taxes	—	1,313,771	—	2,204,680
Net Earnings	$476,055	$1,724,612	$1,020,716	$2,966,736

Basic Earnings Per Common Share —
Continuing Operations	$0.30	$0.26	$0.65	$0.48
Discontinued Operations	—	0.83	—	1.39
Net Earnings	$0.30	$1.09	$0.65	$1.87

Diluted Earnings Per Common Share —
Continuing Operations	$0.30	$0.26	$0.64	$0.47
Discontinued Operations	—	0.82	—	1.38
Net Earnings	$0.30	$1.08	$0.64	$1.85

Cash Dividends Declared Per Common Share	$0.14	$0.51	$0.28	$1.02

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,560,519	1,572,099	1,564,894	1,572,681
Dilutive Common Stock Options and Awards	16,165	16,403	16,726	15,996

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,576,684	1,588,502	1,581,620	1,588,677

Outstanding Common Stock Options Having No Dilutive Effect	1,015	1,166	1,015	1,166

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
Net Income	$476,055	$1,724,612	$1,020,716	$2,966,736
Less: Income from Discontinued Operations	—	1,313,771	—	2,204,680
Earnings from Continuing Operations	476,055	410,841	1,020,716	762,056
Foreign currency translation (loss) adjustments	(359,578)	(1,126,230)	(600,469)	(687,427)
Net actuarial (losses) and amortization of net actuarial losses and prior service cost and credits, net of taxes of $15,617 and $(41,149) in 2013 and $22,794 and $45,615 in 2012	27,958	39,588	(163,307)	79,212
Unrealized gains on marketable equity securities, net of taxes of $1,408 and $1,866 in 2013 and $433 and $2,441 in 2012	2,439	741	3,233	4,219
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $(643) and $(5,873) in 2013 and $1,112 and $(11,127) in 2012	(2,571)	3,163	(23,493)	(42,023)
Other Comprehensive (Loss) from Continuing Operations	(331,752)	(1,082,738)	(784,036)	(646,019)
Comprehensive Income (Loss) from Continuing Operations	144,303	(671,897)	236,680	116,037
Comprehensive Income from Discontinued Operations	—	794,098	—	1,904,353
Comprehensive Income	$144,303	$122,201	$236,680	$2,020,390

	June 30 2013	December 31 2012
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$(887,058)	$(79,353)
Net actuarial losses and prior service cost and credits	(2,408,363)	(3,595,554)
Cumulative unrealized gains on marketable equity securities	33,973	31,363
Cumulative gains on derivative instruments designated as cash flow hedges	35,023	49,866

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30
	2013	2012
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,020,716	$2,966,736
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	460,369	675,097
Amortization of intangibles	396,314	759,605
Share-based compensation	177,294	283,127
Acquired in-process and collaborations research and development	—	260,000
Trade receivables	(90,823)	743,512
Inventories	(232,247)	(379,478)
Other, net	(554,809)	(1,016,840)
Net Cash From Operating Activities	1,176,814	4,291,759

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(564,884)	(878,446)
Acquisitions of businesses and technology	—	(660,000)
Purchases of investment securities, net	(1,507,053)	(2,677,257)
Other	—	12,308
Net Cash (Used in) Investing Activities	(2,071,937)	(4,203,395)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	3,149,857	2,696,769
Payment of long-term debt	—	(54,000)
Contingent consideration payment related to a business acquisition	—	(120,849)
Transfer of cash and cash equivalents to AbbVie Inc.	(5,901,400)	—
Purchases of common shares	(1,215,151)	(1,722,114)
Proceeds from stock options exercised, including income tax benefit	142,604	1,046,318
Dividends paid	(444,097)	(1,565,532)
Net Cash (Used in) From Financing Activities	(4,268,187)	280,592

Effect of exchange rate changes on cash and cash equivalents	(66,599)	(129,000)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,229,909)	239,956
Cash and Cash Equivalents, Beginning of Year	10,802,163	6,812,820
Cash and Cash Equivalents, End of Period	$5,572,254	$7,052,776

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	June 30 2013	December 31 2012
Assets
Current Assets:
Cash and cash equivalents	$5,572,254	$10,802,163
Investments, primarily bank time deposits and U.S. treasury bills	3,821,338	4,371,821
Trade receivables, less allowances of $309,950 in 2013 and $405,921 in 2012	3,938,998	7,612,860
Inventories:
Finished products	1,857,257	2,345,455
Work in process	353,804	628,874
Materials	514,118	817,984
Total inventories	2,725,179	3,792,313
Prepaid expenses, deferred income taxes, and other receivables	3,240,172	4,743,426
Current assets held for disposition	533,183	—
Total Current Assets	19,831,124	31,322,583
Investments	154,268	273,595
Property and Equipment, at Cost	12,520,032	18,928,887
Less: accumulated depreciation and amortization	6,751,383	10,865,840
Net Property and Equipment	5,768,649	8,063,047
Intangible Assets, net of amortization	5,642,826	8,588,285
Goodwill	9,357,505	15,774,127
Deferred Income Taxes and Other Assets	2,077,860	3,213,307
Non-current Assets Held for Disposition	71,114	—
	$42,903,346	$67,234,944
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,259,614	$2,081,839
Trade accounts payable	1,042,248	1,796,990
Salaries, wages and commissions	800,814	1,427,765
Other accrued liabilities	3,893,569	6,787,995
Dividends payable	218,048	221,340
Income taxes payable	138,772	655,424
Current portion of long-term debt	264,164	308,823
Current liabilities held for disposition	302,385	—
Total Current Liabilities	10,919,614	13,280,176
Long-term Debt	3,410,759	18,085,302
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	6,139,332	9,056,234
Non-current Liabilities Held for Disposition	5,995	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized – 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2013: 1,681,959,233; 2012: 1,675,930,484	11,730,952	11,754,552
Common shares held in treasury, at cost - Shares: 2013: 127,833,878; 2012: 99,262,992	(6,487,355)	(5,590,909)
Earnings employed in the business	20,318,892	24,150,996
Accumulated other comprehensive income (loss)	(3,226,425)	(3,593,678)
Total Abbott Shareholders’ Investment	22,336,064	26,720,961
Noncontrolling Interests in Subsidiaries	91,582	92,271
Total Shareholders’ Investment	22,427,646	26,813,232
	$42,903,346	$67,234,944

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K/A for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  The Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2012 has been appropriately revised to reflect a contingent consideration payment related to a business acquisition as cash flow used in financing activities.  The amount had been previously reflected as cash flow used in investing activities.

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

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

	Three Months Ended	Six Months Ended
	June 30 2012	June 30 2012
Net sales	$4,494	$8,667
Earnings before taxes	1,473	2,523
Taxes on earnings	159	318
Net earnings	1,314	2,205

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At June 30, 2013, the assets and liabilities held for disposition consist of inventories of $180 million, trade accounts receivable of $319 million, equipment of $30 million, other assets of $75 million, trade accounts payable of $243 million and other liabilities of $65 million.  Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $296 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.  In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans.  See notes 7 and 9 for additional information.

Note 3 — Supplemental Financial Information

Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and six months ended June 30, 2013 were $473 million and $1.013 billion, respectively, and net earnings allocated to common shares for the three months and six months ended June 30, 2012 were $1.711 billion and $2.943 billion, respectively.

Other (income) expense, net, for the six months ended June 30, 2012 includes income of approximately $40 million from the resolution of a contractual agreement.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations related to AbbVie’s business operations.  Other, net in Net cash from operating activities for 2013 and 2012 includes the effects of contributions to defined benefit plans of approximately $320 million in each period.

The components of long-term investments as of June 30, 2013 and December 31, 2012 are as follows:

	June 30	December 31
(dollars in millions)	2013	2012
Equity securities	$126	$213
Other	28	61
Total	$154	$274

The reduction in long-term investments from December 31, 2012 to June 30, 2013 is due primarily to the separation of AbbVie on January 1, 2013.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Note 4 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, is as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance at March 31	$(527)	$358	$(2,436)	$(2,626)	$32	$15	$38	$117
Other comprehensive income before reclassifications	(360)	(1,090)	—	—	7	5	12	29
Amounts reclassified from accumulated other comprehensive income (a)	—	(36)	28	40	(5)	(4)	(15)	(26)
Net current period comprehensive income from continuing operations	(360)	(1,126)	28	40	2	1	(3)	3
Balance at June 30	$(887)	$(768)	$(2,408)	$(2,586)	$34	$16	$35	$120

	Six Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance at December 31, 2012 and 2011	$(79)	$(73)	$(3,596)	$(2,731)	$31	$38	$50	$167
Separation of AbbVie	(208)	(8)	1,351	66	—	(26)	8	(5)
Other comprehensive income before reclassifications	(600)	(651)	(219)	—	14	5	(5)	(3)
Amounts reclassified from accumulated other comprehensive income (a)	—	(36)	56	79	(11)	(1)	(18)	(39)
Net current period comprehensive income from continuing operations	(600)	(687)	(163)	79	3	4	(23)	(42)
Balance at June 30	$(887)	$(768)	$(2,408)	$(2,586)	$34	$16	$35	$120

(a) Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange loss (gain); gains on marketable equity securities as Other (income) expense and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost is included as a component of net periodic benefit plan costs; see Note 7 for additional details.

Note 5 — Taxes on Earnings

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

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Note 6 — Litigation and Environmental Matters

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $65 million to $90 million. The recorded accrual balance at June 30, 2013 for these proceedings and exposures was approximately $75 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 7 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost — benefits earned during the period	$76	$59	$152	$118	$11	$8	$23	$16
Interest cost on projected benefit obligations	66	67	132	133	15	11	30	22
Expected return on plans’ assets	(94)	(91)	(187)	(182)	(9)	(4)	(18)	(9)
Net amortization	41	36	82	73	—	(1)	—	(2)
Net Cost	$89	$71	$179	$142	$17	$14	$35	$27

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to applicable regulations.  In the first six months of 2013 and 2012, approximately $320 million was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each period.

The separation agreement with AbbVie obligates Abbott to transfer certain defined benefit and medical and dental plan liabilities and assets to AbbVie.  The net obligation is included in the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013.  Although the Abbott plans still hold some of the assets included in this net obligation, the AbbVie plans have the right to receive and Abbott has the obligation to complete the transfer of these assets.  Any such assets held by an Abbott plan as of June 30, 2013 will be transferred to the applicable AbbVie plan in 2013.  The following table summarizes these projected benefit obligations and assets at January 1, 2013:

(dollars in millions)	Defined Benefit Plans	Medical and Dental Plans
Projected benefit obligations	$4,542	$501
Plans’ assets	3,149	—
Net obligation transferred to AbbVie	$1,393	$501

In addition, Abbott transferred to AbbVie Accumulated other comprehensive income (loss), net of income taxes, of approximately $1.2 billion.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Note 8 — Segment Information

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, effective January 1, 2013, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  After removal of intangible assets and goodwill from the measure of segment assets, the assets of the Established Pharmaceutical Products and the Vascular Products segments totaled $2.5 billion and $1.7 billion, respectively, as of June 30, 2013. The segment information below for 2012 has been adjusted to exclude intangible asset amortization.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Established Pharmaceutical Products	$1,218	$1,246	$2,450	$2,503	$258	$269	$543	$562
Nutritional Products	1,704	1,580	3,404	3,142	313	214	655	474
Diagnostic Products	1,135	1,078	2,223	2,120	242	233	503	427
Vascular Products	751	766	1,492	1,569	221	249	408	516
Total Reportable Segments	4,808	4,670	9,569	9,334	1,034	965	2,109	1,979
Other	638	643	1,255	1,263
Net Sales	$5,446	$5,313	$10,824	$10,597
Corporate functions and benefit plans costs					(127)	(184)	(247)	(343)
Non-reportable segments					99	105	187	186
Net interest expense					(24)	(64)	(49)	(130)
Share-based compensation (a)					(52)	(57)	(177)	(185)
Amortization of intangible assets					(197)	(195)	(396)	(404)
Other, net (b)					(132)	(40)	(272)	(110)
Consolidated Earnings from Continuing Operations Before Taxes					$601	$530	$1,155	$993

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net includes the Net foreign exchange loss (gain) in the Condensed Consolidated Statement of Earnings, expenses associated with restructuring programs and other costs.  For the six months ended June 30, 2012, it also includes income from the resolution of a contractual agreement.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Note 9 — Incentive Stock Programs

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

In the first six months of 2013, Abbott granted 4,410,648 stock options, 856,157 replacement stock options, 835,300 restricted stock awards and 6,065,329 restricted stock units under its incentive stock programs.  At June 30, 2013, approximately 130 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2013 is as follows:

	Outstanding	Exercisable
Number of shares	46,570,725	39,436,059
Weighted average remaining life (years)	4.2	3.8
Weighted average exercise price	$26.13	$24.99
Aggregate intrinsic value (in millions)	$417	$398

The total unrecognized share-based compensation cost at June 30, 2013 amounted to approximately $230 million which is expected to be recognized over the next three years.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $389 million and $1.6 billion at June 30, 2013 and December 31, 2012, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013.  Accumulated gains and losses as of June 30, 2013 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2013 and 2012.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2013 and December 31, 2012, Abbott held $11.5 billion and $18.2 billion, respectively, of such foreign currency forward exchange contracts, of which $4.3 billion of these contracts were transferred to AbbVie as part of the separation on January 1, 2013.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $540 million and approximately $615 million as of June 30, 2013 and December 31, 2012, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at June 30, 2013 and $9.5 billion at December 31, 2012 to manage its exposure to changes in the fair value of fixed-rate debt.  $8.0 billion of these contracts related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2013 or 2012 for these hedges.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2013 and December 31, 2012:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	June 30 2013	Dec. 31 2012	Balance Sheet Caption	June 30 2013	Dec. 31 2012	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$104	$185	Deferred income taxes and other assets	$—	$80	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	30	22	Prepaid expenses,	—	11	Other accrued liabilities
Others not designated as hedges	95	98	deferred income taxes, and other receivables	169	135

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	540	615	Short-term borrowings
	$229	$305		$709	$841

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2013 and 2012 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2013 and 2012 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$14	$52	$31	$(2)	$11	$26	$14	$39	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	25	(25)	75	10	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(71)	93	(81)	83	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	50	112	140	138	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of June 30, 2013 and December 31, 2012 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30 2013		December 31 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$126	$126	$213	$213
Other	28	26	61	56
Total Long-term Debt	(3,675)	(4,189)	(18,394)	(19,588)
Foreign Currency Forward Exchange Contracts:
Receivable position	125	125	120	120
(Payable) position	(169)	(169)	(146)	(146)
Interest Rate Hedge Contracts
Receivable position	104	104	185	185
(Payable) position	—	—	(80)	(80)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(dollars in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2013:
Equity securities	$62	$62	$—	$—
Interest rate swap derivative financial instruments	104	—	104	—
Foreign currency forward exchange contracts	125	—	125	—
Total Assets	$291	$62	$229	$—

Fair value of hedged long-term debt	$1,641	$—	$1,641	$—
Foreign currency forward exchange contracts	169	—	169	—
Contingent consideration related to business combinations	195	—	—	195
Total Liabilities	$2,005	$—	$1,810	$195

December 31, 2012:
Equity securities	$76	$76	$—	$—
Interest rate swap derivative financial instruments	185	—	185	—
Foreign currency forward exchange contracts	120	—	120	—
Total Assets	$381	$76	$305	$—

Fair value of hedged long-term debt	$9,632	$—	$9,632	$—
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	146	—	146	—
Contingent consideration related to business combinations	323	—	—	323
Total Liabilities	$10,181	$—	$9,858	$323

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

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

Note 11 — Goodwill and Intangible Assets

Foreign currency translation adjustments and other adjustments decreased goodwill in the first six months of 2013 and 2012 by approximately $290 million and approximately $350 million, respectively.  In addition, in connection with the separation of AbbVie on January 1, 2013, Abbott transferred approximately $6.1 billion of goodwill to AbbVie. The amount of goodwill related to reportable segments at June 30, 2013 was $2.9 billion for the Established Pharmaceutical Products segment, $210 million for the Nutritional Products segment, $386 million for the Diagnostic Products segment, and $2.7 billion for the Vascular Products segment.  Other than the effects of the separation of AbbVie, there were no reductions of goodwill relating to the disposal of all or a portion of a business.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $11.8 billion as of June 30, 2013 and $17.6 billion as of December 31, 2012, and accumulated amortization was $6.4 billion as of June 30, 2013 and $9.7 billion as of December 31, 2012.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $258 million at June 30, 2013 and $691 million at December 31, 2012.  Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $5.8 billion, $3.9 billion and $416 million, respectively, were transferred to AbbVie as part of the separation on January 1, 2013.  Abbott’s estimated annual amortization expense for intangible assets is approximately $795 million in 2013, $655 million in 2014, $600 million in 2015, $580 million in 2016 and $545 million in 2017.  Amortizable intangible assets are amortized over 2 to 20 years (average 11 years).

Note 12 — Restructuring Plans

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

2013
Restructuring charges recorded in 2012	$167
Payments and other adjustments	(73)
Accrued balance at June 30	$94

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(40)	(6)
Accrued balance at June 30	$27	$171

Additional charges of $16 million and $10 million were recorded in the first six months of 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited), continued

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  These plans streamline operations, improve efficiencies and reduce costs in certain sites and functions as well as in certain commercial organizations in various countries.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(90)
Accrued balance at June 30	$—	$18

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(6)	(17)
Accrued balance at June 30	$50	$62

Additional charges of approximately $4 million and $8 million were recorded in the first six months of 2013 and 2012, respectively, relating to this restructuring, primarily for product transfer costs.

Note 13 — Subsequent Events — Business Acquisitions

In July 2013, Abbott announced that it entered into agreements to acquire IDEV Technologies and OptiMedica.  The acquisition of IDEV Technologies will expand Abbott’s endovascular portfolio and the acquisition of OptiMedica will provide Abbott with an immediate entry point into the laser assisted cataract surgery market.  Under the terms of the agreement, Abbott will acquire all of the outstanding equity of IDEV Technologies for $310 million, net of cash and debt held by IDEV. Under the terms of the agreement, Abbott will acquire OptiMedica for $250 million in cash, net of cash held by OptiMedica, plus additional payments totaling up to $150 million upon completion of certain development, regulatory and sales milestones.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended June 30				Six Months Ended June 30
(dollars in millions)	2013	Percent Change	2012	Percent Change	2013	Percent Change	2012	Percent Change
Established Pharmaceutical Products	$1,218	(2.3)	$1,246	(6.0)	$2,450	(2.1)	$2,503	(3.9)
Nutritional Products	1,704	7.9	1,580	6.3	3,404	8.3	3,142	8.2
Diagnostic Products	1,135	5.3	1,078	3.8	2,223	4.9	2,120	4.9
Vascular Products	751	(2.0)	766	(8.3)	1,492	(4.9)	1,569	(6.6)
Total Reportable Segments	4,808	3.0	4,670	(0.3)	9,569	2.5	9,334	1.4
Other	638	(0.8)	643	(1.9)	1,255	(0.7)	1,263	(1.1)
Net Sales	$5,446	2.5	$5,313	(0.5)	$10,824	2.1	$10,597	1.1

Total U.S.	$1,560	(2.8)	$1,605	3.0	$3,094	(3.0)	$3,191	3.7

Total International	$3,886	4.8	$3,708	(2.0)	$7,730	4.4	$7,406	—

The net sales growth for the second quarter and first six months of 2013 reflects unit growth, partially offset by unfavorable exchange.  Excluding 1.7 percent of unfavorable exchange for the second quarter and first six months of 2013, net sales increased 4.2 percent and 3.8 percent, respectively.  The relatively stronger U.S. dollar decreased second quarter 2013 Total International sales by 2.4 percent, decreased Established Pharmaceutical Products segment sales by 2.5 percent, decreased Nutritional Product segment sales by 0.5 percent, decreased Diagnostic Products segment sales by 2.3 percent and decreased Vascular Products segment sales by 1.9 percent over the second quarter of 2012.  The relatively stronger U.S. dollar decreased the first six months 2013 Total International sales by 2.4 percent, decreased Established Pharmaceutical Products segment sales by 2.8 percent, decreased Nutritional Product segment sales by 0.4 percent, decreased Diagnostic Products segment sales by 2.1 percent and decreased Vascular Products segment sales by 1.8 percent over the first six months of 2012.  In addition to unfavorable exchange, the decrease in 2013 and 2012 Vascular Products sales reflects the winding down of royalty and supply agreements related to certain third-party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the unfavorable effect of exchange, year-to-date Vascular Products sales decreased 0.9 percent in 2013 and increased 4.5 percent in 2012.  The decrease in 2013 is due primarily to pricing pressures on drug eluting stents and other coronary products as a result of market competition in major markets, partially offset by the sales of new products.

The net sales growth for the second quarter and first six months of 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 5.0 percent and 3.2 percent of unfavorable exchange for the second quarter and first six months of 2012, net sales increased 4.5 percent and 4.3 percent, respectively.  The relatively stronger U.S. dollar decreased second quarter 2012 Total International sales by 7.0 percent, decreased Established Pharmaceutical Products segment sales by 9.8 percent, decreased Nutritional Product segment sales by 2.0 percent, decreased Diagnostic Products segment sales by 4.9 percent and decreased Vascular Products segment sales by 3.6 percent over the second quarter of 2011.  The relatively stronger U.S. dollar decreased the first six months 2012 Total International sales by 4.6 percent, decreased Established Pharmaceutical Products segment sales by 6.7 percent, decreased Nutritional Product segment sales by 1.2 percent, decreased Diagnostic Products segment sales by 3.2 percent and decreased Vascular Products segment sales by 2.0 percent over the first six months of 2011.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2013	Percent Change	2012	Percent Change
Established Pharmaceutical Products sales —
Key Emerging Markets	$1,175	3	$1,136	3
Other Markets	1,275	(7)	1,367	(9)

Nutritionals —
U.S. Pediatric Nutritionals	756	—	759	20
International Pediatric Nutritionals	1,193	21	990	7
U.S. Adult Nutritionals	677	(1)	681	5
International Adult Nutritionals	778	9	712	2

Diagnostics —
Immunochemistry	1,696	4	1,630	5

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	776	(3)	804	4
Other Coronary products	292	(3)	302	(2)
Endovascular	234	2	228	1

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Sales in Other Markets in the Established Pharmaceutical Products segment decreased in 2013 and 2012 due primarily to price declines from the continued effect of European austerity measures, the impact of 2012 price reductions in Japan, and unfavorable exchange.  U.S. Pediatric sales were flat in 2013 due to lower formula share in the Supplemental Nutrition Program for Women, Infants and Children (WIC) segment, partially offset by higher revenue from toddler products. In 2012, U.S Pediatric Nutritional sales reflect market share gains for Similac, including the recovery from the September 2010 voluntary recall as well as unit growth for Pediatric Nutritionals.  International Pediatric Nutritionals sales increased in 2013 and 2012 due primarily to volume growth in developing countries. U.S. Adult Nutritional sales in 2013 were negatively impacted by the exit from certain non-core business lines as part of the business’ margin improvement initiative.  In the Vascular Products segment, decreased sales of DES and Other Coronary products in 2013 primarily reflect pricing pressure as a result of market competition in major markets.

The gross profit margin was 49.7 percent for the second quarter 2013 compared to 51.7 percent for the second quarter 2012.  First six months 2013 gross profit margin was 50.4 percent compared to 51.6 percent in the first six months 2012. The second quarter and first six months 2013 gross margins reflect pricing pressure in certain developed markets, product mix, the negative effect of exchange in the second quarter and costs associated with various restructuring programs.  This was partially offset by improved gross margins in the nutritional segment in the second quarter and in the nutritional and diagnostics segments for the six months ended June 30, 2013.

Research and development expenses decreased 2.2 percent and 3.5 percent in the second quarter and first six months 2013, respectively, due primarily to the timing of expenditures.  For the first six months ended June 30, 2013, research and development expenditures totaled $167 million for the Vascular Products segment, $200 million for the Diagnostics Products segment, $116 million for the Established Pharmaceutical Products segment and $89 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months 2013 decreased 5.5 percent and 4.3 percent, respectively, due primarily to the inclusion in 2012 of certain corporate costs that transferred to AbbVie in the separation, as well as certain costs that are being charged to AbbVie under transitional services agreements in 2013.

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

2013
Restructuring charges recorded in 2012	$167
Payments and other adjustments	(73)
Accrued balance at June 30	$94

In 2011 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(40)	(6)
Accrued balance at June 30	$27	$171

Additional charges of $16 million and $10 million were recorded in the first six months of 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  These plans streamline operations, improve efficiencies and reduce costs in certain sites and functions as well as in certain commercial organizations in various countries.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(90)
Accrued balance at June 30	$—	$18

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business. The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(6)	(17)
Accrued balance at June 30	$50	$62

Additional charges of approximately $4 million and $8 million were recorded in the first six months of 2013 and 2012, respectively, relating to this restructuring, primarily for product transfer costs.

Interest Expense (Income)

Interest expense decreased in the second quarter and first six months of 2013 compared to 2012 due to a lower level of borrowings.

FINANCIAL REVIEW

(continued)

Other (Income) Expense, net

Other (income) expense, net, for the first six months 2012 includes income of approximately $40 million from the resolution of a contractual agreement.

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

FINANCIAL REVIEW

(continued)

In addition, approximately $1.1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Net sales	$4,494	$8,667
Earnings before taxes	1,473	2,523
Taxes on earnings	159	318
Net earnings	1,314	2,205

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At June 30, 2013, the assets and liabilities held for disposition consist of inventories of $180 million, trade accounts receivable of $319 million, equipment of $30 million, other assets of $75 million, trade accounts payable of $243 million and other liabilities of $65 million.  Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $296 million is included in Other accrued liabilities.

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

Liquidity and Capital Resources June 30, 2013 Compared with December 31, 2012

The reduction of cash and cash equivalents from $10.8 billion at December 31, 2012 to $5.6 billion at June 30, 2013 reflects the transfer of $5.9 billion of cash and cash equivalents to AbbVie as part of the separation on January 1, 2013.

Net cash from operating activities for the first six months 2013 totaled approximately $1.2 billion.  The ($555) million in the Other, net category in net cash from operating activities reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie, the first quarter noncash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings and the effects of $320 million of contributions to defined benefit plans.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations related to AbbVie’s business operations.  In addition, Other, net in Net cash from operating activities for 2012 includes the effects of contributions to defined benefit plans of $320 million.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $8.9 billion at June 30, 2013 and $18.0 billion at December 31, 2012.  The decrease in working capital in 2013 is due primarily to the separation of AbbVie from Abbott on January 1, 2013.

FINANCIAL REVIEW

(continued)

Substantially all of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Outstanding net governmental receivables in these countries at June 30, 2013 were:  (dollars in millions)

	Net Receivables	Percentage Over One Year Past Due
Italy	$246	16.6
Spain	146	10.1
Portugal	44	37.0
Greece	30	32.4

Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first six months of 2013.

At June 30, 2013 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 32.9 million and 27.2 million shares were purchased in the first six months of 2013 and 2012, respectively, under this authorization at a cost of approximately $1.2 billion and $1.6 billion, respectively.  Effective in the second quarter 2013, no additional purchases of common shares will be made from this authorization.  In June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott’s common shares from time to time.

In the first two quarters of 2013, Abbott declared a dividend of $0.14 per share each quarter on its common shares.  The change in the dividend compared to 2012 reflects the impact of the separation of AbbVie.

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

PART I.                            FINANCIAL INFORMATION

Item 4.                                 Controls and Procedures

(a)         Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Thomas C. Freyman, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2013, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2013, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2012 Annual Report on Form 10-K/A, Abbott reported that Cordis Corporation and Wyeth sued Abbott in the United States District Court for the District of New Jersey alleging that the Xience V stent infringes certain of their patents, and that in June 2012, Cordis and Wyeth appealed the district court’s order invalidating the patents.  On June 26, 2013, the appeals court affirmed the district court’s order invalidating the patents.

In its 2012 Annual Report on Form 10-K/A, Abbott reported that in connection with the separation of AbbVie Inc., AbbVie is responsible for certain investigations, claims and litigation matters relating to Abbott’s former research-based pharmaceuticals business.  AbbVie has been substituted for Abbott in its previously reported case filed against Roxane Laboratories in the United States District Court for the District of Delaware seeking to enforce its patent rights relating to ritonavir tablets (a drug Abbott sells under the trademark Norvir®). Abbott is no longer a party to the Delaware proceeding.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 — April 30, 2013	189,067	(1)	$36.364	0	$302,271,964	(2)
May 1, 2013 — May 31, 2013	7,099,169	(1)	$37.780	7,000,000	$37,732,964	(2)
June 1, 2013 — June 30, 2013	981,021	(1)	$36.845	962,000	$3,000,000,000	(2)
Total	8,269,257	(1)	$37.637	7,962,000	$3,000,000,000	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 189,067 in April, 64,169 in May, and 19,021 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan -  0 in April, 35,000 in May, and 0 in June.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                     On October 13, 2008, Abbott announced that its board of directors approved the purchase of up to $5 billion of its common shares, from time to time (the “2008 Plan”).  The purchases indicated in this table were made pursuant to the 2008 Plan.  On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.  Abbott will not make any further purchases against the unused portion under the 2008 Plan.

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

Date: August 6, 2013

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 6, 2013, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.