Form 10-Q
period 2013-09-30
ABBOTT LABORATORIES
filed 2013-11-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, Abbott Laboratories had 1,546,185,646 common shares without par value outstanding.

PART I.  FINANCIAL INFORMATION

Abbott Laboratories and Subsidiaries

Condensed Consolidated Financial Statements

(Unaudited)

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars and shares in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net Sales	$5,369,138	$5,264,787	$16,193,059	$15,861,769

Cost of products sold	2,450,532	2,488,913	7,427,105	7,218,133
Amortization of intangible assets	196,697	195,089	593,067	599,502
Research and development	356,877	350,653	1,065,757	1,083,972
Selling, general and administrative	1,734,693	1,920,115	5,234,527	5,576,770
Total Operating Cost and Expenses	4,738,799	4,954,770	14,320,456	14,478,377

Operating Earnings	630,339	310,017	1,872,603	1,383,392

Interest expense	39,799	152,034	121,082	406,092
Interest (income)	(16,044)	(63,865)	(47,995)	(188,710)
Net foreign exchange loss (gain)	4,599	(12,140)	44,213	(22,770)
Other (income) expense, net	(26,410)	2,677	(28,391)	(35,411)
Earnings from Continuing Operations Before Taxes	628,395	231,311	1,783,694	1,224,191
Taxes on Earnings from Continuing Operations	(144,468)	(107,610)	(9,884)	123,214
Earnings from Continuing Operations	772,863	338,921	1,793,578	1,100,977
Earnings from Discontinued Operations, net of taxes	192,871	1,603,885	192,871	3,808,562
Net Earnings	$965,734	$1,942,806	$1,986,449	$4,909,539

Basic Earnings Per Common Share —
Continuing Operations	$0.50	$0.21	$1.14	$0.70
Discontinued Operations	0.12	1.01	0.12	2.39
Net Earnings	$0.62	$1.22	$1.26	$3.09

Diluted Earnings Per Common Share —
Continuing Operations	$0.49	$0.21	$1.13	$0.69
Discontinued Operations	0.12	1.00	0.12	2.37
Net Earnings	$0.61	$1.21	$1.25	$3.06

Cash Dividends Declared Per Common Share	$0.14	$0.51	$0.42	$1.53

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,551,803	1,576,771	1,560,369	1,574,466
Dilutive Common Stock Options and Awards	14,888	17,508	16,114	16,500

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,566,691	1,594,279	1,576,483	1,590,966

Outstanding Common Stock Options Having No Dilutive Effect	1,601	1,720	1,015	1,166

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
Net Earnings	$965,734	$1,942,806	$1,986,449	$4,909,539
Less: Earnings from Discontinued Operations	192,871	1,603,885	192,871	3,808,562
Earnings from Continuing Operations	772,863	338,921	1,793,578	1,100,977
Foreign currency translation gain (loss) adjustments	269,602	515,454	(330,867)	(171,973)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service cost and credits, net of taxes of $8,905 and $(32,244) in 2013 and $18,122 and $63,737 in 2012	18,498	31,511	(144,809)	110,723
Unrealized (losses) gains on marketable equity securities, net of taxes of $(4,342) and $(2,475) in 2013 and $2,238 and $4,679 in 2012	(7,521)	3,885	(4,288)	8,104
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $(2,666) and $(8,539) in 2013 and $(9,537) and $(20,664) in 2012	(10,664)	(44,057)	(34,157)	(86,082)
Other Comprehensive Income (Loss) from Continuing Operations	269,915	506,793	(514,121)	(139,228)
Comprehensive Income from Continuing Operations	1,042,778	845,714	1,279,457	961,749
Comprehensive Income from Discontinued Operations	192,871	1,884,707	192,871	3,789,060
Comprehensive Income	$1,235,649	$2,730,421	$1,472,328	$4,750,809

	Sept. 30 2013	Dec. 31 2012
Supplemental Accumulated Other Comprehensive Income Information, net of tax:
Cumulative foreign currency translation loss adjustments	$(617,456)	$(79,353)
Net actuarial losses and prior service cost and credits	(2,389,865)	(3,595,554)
Cumulative unrealized gains on marketable equity securities	26,452	31,363
Cumulative gains on derivative instruments designated as cash flow hedges	24,359	49,866

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30
	2013	2012
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,986,449	$4,909,539
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	700,308	1,105,441
Amortization of intangibles	593,067	1,088,989
Share-based compensation	222,052	358,735
Acquired in-process and collaborations research and development	—	260,000
Trade receivables	21,790	689,292
Inventories	(242,032)	(465,470)
Other, net	(1,582,695)	(135,265)
Net Cash From Operating Activities	1,698,939	7,811,261

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(841,341)	(1,409,193)
Acquisitions of businesses and technology	(566,271)	(681,624)
Purchases of investment securities, net	(3,380,298)	(2,246,183)
Other	19,207	1,998
Net Cash (Used in) Investing Activities	(4,768,703)	(4,335,002)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	3,524,138	788,358
Payment of long-term debt	—	(54,000)
Contingent and other consideration payments related to business acquisitions	(400,000)	(520,849)
Transfer of cash and cash equivalents to AbbVie Inc.	(5,901,400)	—
Purchases of common shares	(1,566,159)	(1,723,348)
Proceeds from stock options exercised, including income tax benefit	180,260	1,570,411
Dividends paid	(663,784)	(2,370,937)
Net Cash (Used in) Financing Activities	(4,826,945)	(2,310,365)

Effect of exchange rate changes on cash and cash equivalents	(23,000)	18,234

Net (Decrease) Increase in Cash and Cash Equivalents	(7,919,709)	1,184,128
Cash and Cash Equivalents, Beginning of Year	10,802,163	6,812,820
Cash and Cash Equivalents, End of Period	$2,882,454	$7,996,948

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in thousands)

	September 30 2013	December 31 2012
Assets
Current Assets:
Cash and cash equivalents	$2,882,454	$10,802,163
Investments, primarily bank time deposits and U.S. treasury bills	5,723,030	4,371,821
Trade receivables, less allowances of $340,899 in 2013 and $405,921 in 2012	3,882,803	7,612,860
Inventories:
Finished products	1,911,394	2,345,455
Work in process	379,143	628,874
Materials	513,533	817,984
Total inventories	2,804,070	3,792,313
Prepaid expenses, deferred income taxes, and other receivables	3,917,616	4,743,426
Current assets held for disposition	538,976	—
Total Current Assets	19,748,949	31,322,583
Investments	142,527	273,595
Property and Equipment, at Cost	12,714,200	18,928,887
Less: accumulated depreciation and amortization	6,871,831	10,865,840
Net Property and Equipment	5,842,369	8,063,047
Intangible Assets, net of amortization	5,926,873	8,588,285
Goodwill	9,724,128	15,774,127
Deferred Income Taxes and Other Assets	2,670,728	3,213,307
Non-current Assets Held for Disposition	76,903	—
	$44,132,477	$67,234,944
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,595,867	$2,081,839
Trade accounts payable	1,008,912	1,796,990
Salaries, wages and commissions	888,793	1,427,765
Other accrued liabilities	3,780,472	6,787,995
Dividends payable	216,937	221,340
Income taxes payable	228,175	655,424
Current portion of long-term debt	264,009	308,823
Current liabilities held for disposition	348,500	—
Total Current Liabilities	11,331,665	13,280,176
Long-term Debt	3,403,069	18,085,302
Post-employment Obligations, Deferred Income Taxes and Other Long-term Liabilities	5,603,607	9,056,234
Non-current Liabilities Held for Disposition	6,205	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2013: 1,682,978,987; 2012: 1,675,930,484	11,793,440	11,754,552
Common shares held in treasury, at cost - Shares: 2013: 136,793,341; 2012: 99,262,992	(6,808,771)	(5,590,909)
Earnings employed in the business	21,668,078	24,150,996
Accumulated other comprehensive income (loss)	(2,956,510)	(3,593,678)
Total Abbott Shareholders’ Investment	23,696,237	26,720,961
Noncontrolling Interests in Subsidiaries	91,694	92,271
Total Shareholders’ Investment	23,787,931	26,813,232
	$44,132,477	$67,234,944

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K/A for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.  The Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 has been appropriately revised to reflect contingent and other consideration payments related to business acquisitions as cash flow used in financing activities.  The amounts had been previously reflected as cash flow used in investing activities.

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

The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013.  The summary has been revised to appropriately reduce the amount of long-term deferred tax assets transferred to AbbVie and the corresponding distribution from equity by approximately $580 million:  (dollars in billions)

Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.0
26.5
Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.1
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1
23.8
Net Assets Transferred to AbbVie Inc.	$2.7

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

In addition, approximately $1.1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

In the third quarter 2013, discontinued operations includes a favorable adjustment to tax expense of $193 million as a result of the resolution of various tax positions related to AbbVie’s operations prior to separation. Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

	Three Months Ended	Nine Months Ended
	September 30 2012	September 30 2012
Net sales	$4,508	$13,175
Earnings before taxes	1,641	4,164
Taxes on earnings	37	355
Net earnings	1,604	3,809

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At September 30, 2013, the assets and liabilities held for disposition consist of inventories of $173 million, trade accounts receivable of $338 million, equipment of $31 million, other assets of $74 million, trade accounts payable of $286 million and other liabilities of $69 million.  Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $261 million is included in Other accrued liabilities.

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

Note 3 — Supplemental Financial Information

Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Net earnings allocated to common shares for the three months and nine months ended September 30, 2013 were $959 million and $1.973 billion, respectively, and net earnings allocated to common shares for the three months and nine months ended September 30, 2012 were $1.928 billion and $4.871 billion, respectively.

Other (income) expense, net, in the third quarter of 2013 primarily relates to gains from the sales of equity securities.  Other, net in Net cash from operating activities for 2013 includes the recognition of $433 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to prior years. Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations related to AbbVie’s business operations and the recognition of $386 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year.  These items were offset by increases in Other accrued liabilities primarily related to cost reduction initiatives and the timing of various payments.  Other, net in Net cash from operating activities for 2013 and 2012 includes the effects of contributions to defined benefit plans of approximately $680 million and $360 million, respectively.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

The components of long-term investments as of September 30, 2013 and December 31, 2012 are as follows:

	September 30	December 31
(dollars in millions)	2013	2012
Equity securities	$114	$213
Other	29	61
Total	$143	$274

The reduction in long-term investments from December 31, 2012 to September 30, 2013 is due primarily to the separation of AbbVie on January 1, 2013.

Note 4 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance at June 30	$(887)	$(768)	$(2,408)	$(2,586)	$34	$16	$35	$120
Other comprehensive income (loss) before reclassifications	270	515	(8)	—	3	4	12	(8)
Income (loss) amounts reclassified from accumulated other comprehensive income (a)	—	—	26	32	(10)	—	(23)	(36)
Net current period comprehensive income (loss) from continuing operations	270	515	18	32	(7)	4	(11)	(44)
Balance at September 30	$(617)	$(253)	$(2,390)	$(2,554)	$27	$20	$24	$76

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Balance at December 31, 2012 and 2011	$(79)	$(73)	$(3,596)	$(2,731)	$31	$38	$50	$167
Separation of AbbVie	(208)	(8)	1,351	66	—	(26)	8	(5)
Other comprehensive income (loss) before reclassifications	(330)	(136)	(227)	—	17	9	(8)	(11)
Income (loss) amounts reclassified from accumulated other comprehensive income (a)	—	(36)	82	111	(21)	(1)	(26)	(75)
Net current period comprehensive income (loss) from continuing operations	(330)	(172)	(145)	111	(4)	8	(34)	(86)
Balance at September 30	$(617)	$(253)	$(2,390)	$(2,554)	$27	$20	$24	$76

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

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

Note 5 — Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  In the third quarter of 2013 taxes on earnings reflect the recognition of $241 million of tax benefits in continuing operations as the result of the favorable resolution of various tax positions pertaining to prior years.  2013 Earnings from Discontinued Operations, net of tax, reflect the recognition of $193 million of tax benefits as a result of the favorable resolution of various tax positions related to AbbVie’s operations prior to separation.  The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $560 million. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.  Taxes on earnings on continuing operations in 2012 reflect the recognition of $196 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year.

Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $400 million to $450 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $80 million to $100 million. The recorded accrual balance at September 30, 2013 for these proceedings and exposures was approximately $85 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 7 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost — benefits earned during the period	$70	$57	$222	$175	$10	$8	$33	$24
Interest cost on projected benefit obligations	66	66	198	199	15	10	45	32
Expected return on plans’ assets	(109)	(90)	(296)	(272)	(9)	(4)	(27)	(13)
Net amortization	41	33	123	106	(1)	(1)	(1)	(3)
Net Cost	$68	$66	$247	$208	$15	$13	$50	$40

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to applicable regulations.  In the first nine months of 2013 and 2012, approximately $680 million and $360 million, respectively, was contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each period.

The separation agreement with AbbVie obligates Abbott to transfer certain defined benefit and medical and dental plan liabilities and assets to AbbVie.  The net obligation is included in the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013.  The following table summarizes these projected benefit obligations and assets at January 1, 2013, based on the final actuarial valuations:

(dollars in millions)	Defined Benefit Plans	Medical and Dental Plans
Projected benefit obligations	$4,534	$472
Plans’ assets	3,111	—
Net obligation transferred to AbbVie	$1,423	$472

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, effective January 1, 2013, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  After removal of intangible assets and goodwill from the measure of segment assets, the assets of the Established Pharmaceutical Products and the Vascular Products segments totaled $2.6 billion and $1.8 billion, respectively, as of September 30, 2013. The segment information below for 2012 has been adjusted to exclude intangible asset amortization.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012
Established Pharmaceutical Products	$1,235	$1,272	$3,685	$3,775	$341	$351	$884	$913
Nutritional Products	1,635	1,603	5,038	4,746	260	245	915	719
Diagnostic Products	1,125	1,042	3,349	3,162	250	202	752	629
Vascular Products	747	743	2,240	2,311	266	247	675	763
Total Reportable Segments	4,742	4,660	14,312	13,994	1,117	1,045	3,226	3,024
Other	627	605	1,881	1,868
Net Sales	$5,369	$5,265	$16,193	$15,862
Corporate functions and benefit plans costs					(117)	(164)	(364)	(507)
Non-reportable segments					89	98	276	285
Net interest expense					(24)	(88)	(73)	(218)
Share-based compensation (a)					(45)	(51)	(222)	(236)
Amortization of intangible assets					(197)	(195)	(593)	(599)
Other, net (b)					(195)	(414)	(467)	(525)
Consolidated Earnings from Continuing Operations Before Taxes					$628	$231	$1,783	$1,224

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         The decrease in Other, net, in the third quarter of 2013 is due primarily to lower expenses in 2013 related to cost reduction initiatives compared to 2012.

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

In the first nine months of 2013, Abbott granted 4,733,378 stock options, 918,819 replacement stock options, 840,535 restricted stock awards and 6,074,381 restricted stock units under its incentive stock programs.  At September 30, 2013, approximately 130 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2013 is as follows:

	Outstanding	Exercisable
Number of shares	45,693,210	38,893,329
Weighted average remaining life (years)	4.0	3.2
Weighted average exercise price	$26.22	$25.12
Aggregate intrinsic value (in millions)	$338	$324

The total unrecognized share-based compensation cost at September 30, 2013 amounted to approximately $195 million which is expected to be recognized over the next three years.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

Note 10 — Business Acquisitions

In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott’s endovascular portfolio. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $200 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $90 million, non-deductible goodwill of approximately $90 million and net deferred tax liabilities of $80 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market.  The preliminary allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $165 million, non-deductible acquired in-process research and development of approximately $60 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $145 million, net deferred tax liabilities of $70 million and contingent consideration of approximately $60 million.  The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and are being amortized over 18 years.

The preliminary allocations of the fair value of these acquisitions will be finalized when the appraisals are completed.  Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, totaling $192 million and $1.6 billion at September 30, 2013 and December 31, 2012, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013.  Accumulated gains and losses as of September 30, 2013 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2013 and 2012.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2013 and December 31, 2012, Abbott held $11.6 billion and $18.2 billion, respectively, of such foreign currency forward exchange contracts, of which $4.3 billion of these contracts were transferred to AbbVie as part of the separation on January 1, 2013.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $540 million and approximately $615 million as of September 30, 2013 and December 31, 2012, respectively.  Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at September 30, 2013 and $9.5 billion at December 31, 2012 to manage its exposure to changes in the fair value of fixed-rate debt.  $8.0 billion of these contracts related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2013 or 2012 for these hedges.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2013 and December 31, 2012:

	Fair Value - Assets			Fair Value - Liabilities
(dollars in millions)	Sept. 30 2013	Dec. 31 2012	Balance Sheet Caption	Sept. 30 2013	Dec. 31 2012	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$114	$185	Deferred income taxes and other assets	$—	$80	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	10	22	Prepaid expenses,	—	11	Other accrued liabilities
Others not designated as hedges	90	98	deferred income taxes, and other receivables	86	135
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	540	615	Short-term borrowings
	$214	$305		$626	$841

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2013 and 2012 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2013 and 2012 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Income Statement
(dollars in millions)	2013	2012	2013	2012	2013	2012	2013	2012	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$—	$(7)	$31	$(9)	$15	$36	$29	$75	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	(15)	75	(5)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	10	78	(71)	161	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	(70)	7	70	145	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

The carrying values and fair values of certain financial instruments as of September 30, 2013 and December 31, 2012 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30 2013		December 31 2012
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$114	$114	$213	$213
Other	29	26	61	56
Total Long-term Debt	(3,667)	(4,157)	(18,394)	(19,588)
Foreign Currency Forward Exchange Contracts:
Receivable position	100	100	120	120
(Payable) position	(86)	(86)	(146)	(146)
Interest Rate Hedge Contracts
Receivable position	114	114	185	185
(Payable) position	—	—	(80)	(80)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(dollars in millions)	Balances	Markets	Inputs	Inputs
September 30, 2013:
Equity securities	$49	$49	$—	$—
Interest rate swap derivative financial instruments	114	—	114	—
Foreign currency forward exchange contracts	100	—	100	—
Total Assets	$263	$49	$214	$—

Fair value of hedged long-term debt	$1,640	$—	$1,640	$—
Foreign currency forward exchange contracts	86	—	86	—
Contingent consideration related to business combinations	265	—	—	265
Total Liabilities	$1,991	$—	$1,726	$265

December 31, 2012:
Equity securities	$76	$76	$—	$—
Interest rate swap derivative financial instruments	185	—	185	—
Foreign currency forward exchange contracts	120	—	120	—
Total Assets	$381	$76	$305	$—

Fair value of hedged long-term debt	$9,632	$—	$9,632	$—
Interest rate swap derivative financial instruments	80	—	80	—
Foreign currency forward exchange contracts	146	—	146	—
Contingent consideration related to business combinations	323	—	—	323
Total Liabilities	$10,181	$—	$9,858	$323

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange, payments and other changes in fair value. The balance at September 30, 2013 reflects contingent consideration related to the acquisition of OptiMedica.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

(Unaudited), continued

Note 12 — Goodwill and Intangible Assets

Abbott recorded goodwill of approximately $235 million in 2013 related to the acquisitions of IDEV Technologies and OptiMedica.  Goodwill related to the IDEV acquisition was allocated to the Vascular Products segment and goodwill related to OptiMedica was allocated to a non-reportable segment.  Foreign currency translation adjustments and other adjustments decreased goodwill in the first nine months of 2013 by approximately $155 million, while there were no significant changes in 2012.  In addition, in connection with the separation of AbbVie on January 1, 2013, Abbott transferred approximately $6.1 billion of goodwill to AbbVie. The amount of goodwill related to reportable segments at September 30, 2013 was $2.9 billion for the Established Pharmaceutical Products segment, $210 million for the Nutritional Products segment, $386 million for the Diagnostic Products segment, and $2.8 billion for the Vascular Products segment.  Other than the effects of the separation of AbbVie, there were no reductions of goodwill relating to the disposal of all or a portion of a business.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $12.0 billion as of September 30, 2013 and $17.6 billion as of December 31, 2012, and accumulated amortization was $6.6 billion as of September 30, 2013 and $9.7 billion as of December 31, 2012. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $520 million at September 30, 2013 and $691 million at December 31, 2012.  Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $5.8 billion, $3.9 billion and $416 million, respectively, were transferred to AbbVie as part of the separation on January 1, 2013.  Abbott’s estimated annual amortization expense for intangible assets is approximately $800 million in 2013, $685 million in 2014, $635 million in 2015, $620 million in 2016 and $585 million in 2017.  Amortizable intangible assets are amortized over 4 to 20 years (average 11 years).

Note 13 — Restructuring Plans

In the third quarter of 2013, Abbott management approved a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceutical business. In addition, in the third quarter of 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $19 million and $167 million in 2013 and 2012, respectively.  Additional charges of approximately $4 million and $22 million were also recorded in 2013 and 2012, respectively, primarily for asset impairments. Approximately $23 million in 2013 and $70 million in 2012 is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense in 2012. Through December 31, 2012, no significant cash payments were made relating to the 2012 action.  The following summarizes the activity for these restructurings: (dollars in millions)

2013
Restructuring charges recorded in 2012	$167
Restructuring charges	19
Payments and other adjustments	(77)
Accrued balance at September 30	$109

In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee related severance charges of approximately $11 million.  Additional charges of approximately $12 million were also recorded in 2013 primarily for accelerated depreciation. Approximately $23 million in 2013 is recorded in Cost of products sold.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Restructuring charges	11	—
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(47)	(19)
Accrued balance at September 30	$31	$158

Additional charges of $24 million and $21 million were recorded in the first nine months of 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Restructuring charges	—	150
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(108)
Accrued balance at September 30	$—	$150

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business. The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(10)	(22)
Accrued balance at September 30	$46	$57

Additional charges of approximately $6 million and $12 million were recorded in the first nine months of 2013 and 2012, respectively, relating to this restructuring, primarily for product transfer costs.

FINANCIAL REVIEW

Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months Ended September 30				Nine Months Ended September 30
(dollars in millions)	2013	Percent Change	2012	Percent Change	2013	Percent Change	2012	Percent Change
Established Pharmaceutical Products	$1,235	(2.9)	$1,272	(7.3)	$3,685	(2.4)	$3,775	(5.0)
Nutritional Products	1,635	1.9	1,603	4.6	5,038	6.2	4,746	7.0
Diagnostic Products	1,125	8.0	1,042	1.6	3,349	5.9	3,162	3.8
Vascular Products	747	0.6	743	(10.2)	2,240	(3.1)	2,311	(7.8)
Total Reportable Segments	4,742	1.8	4,660	(2.0)	14,312	2.3	13,994	0.2
Other	627	3.6	605	(7.1)	1,881	0.7	1,868	(3.1)
Net Sales	$5,369	2.0	$5,265	(2.6)	$16,193	2.1	$15,862	(0.2)

Total U.S.	$1,587	3.3	$1,536	(3.8)	$4,681	(1.0)	$4,726	1.2

Total International	$3,782	1.4	$3,729	(2.2)	$11,512	3.4	$11,136	(0.8)

The net sales growth for the third quarter and first nine months of 2013 reflects unit growth, partially offset by unfavorable exchange.  Excluding 2.3 percent and 1.9 percent of unfavorable exchange for the third quarter and first nine months of 2013, respectively, net sales increased 4.3 percent and 4.0 percent, respectively.  The relatively stronger U.S. dollar decreased third quarter 2013 Total International sales by 3.3 percent, decreased Established Pharmaceutical Products segment sales by 3.5 percent, decreased Nutritional Product segment sales by 1.5 percent, decreased Diagnostic Products segment sales by 2.5 percent and decreased Vascular Products segment sales by 1.9 percent over the third quarter of 2012.  The relatively stronger U.S. dollar decreased the first nine months 2013 Total International sales by 2.7 percent, decreased Established Pharmaceutical Products segment sales by 3.1 percent, decreased Nutritional Product segment sales by 0.8 percent, decreased Diagnostic Products segment sales by 2.2 percent and decreased Vascular Products segment sales by 1.8 percent over the first nine months of 2012.  In addition to unfavorable exchange, the decrease in 2013 and 2012 Vascular Products sales reflects the winding down of royalty and supply agreements related to certain third-party products, including Promus.  Excluding this royalty and supply agreement revenue in both periods and the unfavorable effect of exchange, year-to-date Vascular Products sales decreased 0.4 percent in 2013 and increased 4.3 percent in 2012.  The decrease in 2013 is due primarily to pricing pressures on drug eluting stents and other coronary products as a result of market competition in major markets, offset by share gains from the sales of new products.

The net sales growth for the third quarter and first nine months of 2012 reflects unit growth, partially offset by unfavorable exchange.  Excluding 4.9 percent and 3.8 percent of unfavorable exchange for the third quarter and first nine months of 2012, net sales increased 2.3 percent and 3.6 percent, respectively.  The relatively stronger U.S. dollar decreased third quarter 2012 Total International sales by 7.0 percent, decreased Established Pharmaceutical Products segment sales by 9.6 percent, decreased Nutritional Product segment sales by 1.8 percent, decreased Diagnostic Products segment sales by 5.0 percent and decreased Vascular Products segment sales by 3.9 percent over the third quarter of 2011.  The relatively stronger U.S. dollar decreased the first nine months 2012 Total International sales by 5.4 percent, decreased Established Pharmaceutical Products segment sales by 7.7 percent, decreased Nutritional Product segment sales by 1.4 percent, decreased Diagnostic Products segment sales by 3.8 percent and decreased Vascular Products segment sales by 2.6 percent over the first nine months of 2011.

FINANCIAL REVIEW

(continued)

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2013	Percent Change	2012	Percent Change

Established Pharmaceutical Products sales —
Key Emerging Markets	$1,747	1	$1,729	4
Other Markets	1,938	(5)	2,046	(11)

Nutritionals —
U.S. Pediatric Nutritionals	1,127	—	1,122	16
International Pediatric Nutritionals	1,708	14	1,496	5
U.S. Adult Nutritionals	1,030	—	1,032	4
International Adult Nutritionals	1,173	7	1,096	4

Diagnostics —
Immunochemistry	2,549	5	2,429	4

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	1,160	(3)	1,199	3
Other Coronary products	430	(4)	448	(1)
Endovascular	351	4	338	—

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Sales in Other Markets in the Established Pharmaceutical Products segment decreased in 2013 and 2012 due primarily to price declines from the continued effect of European austerity measures, the impact of 2012 price reductions in Japan, and unfavorable exchange.  U.S. Pediatric sales were flat in 2013 due to lower formula share in the Supplemental Nutrition Program for Women, Infants and Children (WIC) segment, partially offset by higher shipments of toddler products. In 2012, U.S Pediatric Nutritional sales reflect market share gains for Similac, including the recovery from the September 2010 voluntary recall as well as unit growth for Pediatric Nutritionals.  International Pediatric Nutritionals sales increased in 2013 and 2012 due primarily to volume growth in developing countries.  In the third quarter of 2013, International Pediatric Nutritional sales were negatively impacted by a supplier recall in early August in certain international markets of pediatric nutritional products. While there were no health issues associated with this supplier recall and the supplier subsequently determined that the products had been safe for consumption, this event created significant disruption in these markets. Abbott expects this sales disruption to continue to negatively impact International Pediatric Nutritional growth in the fourth quarter of 2013 and the first half of 2014.  U.S. Adult Nutritional sales in 2013 were negatively impacted by the exit from certain non-core business lines as part of the business’ margin improvement initiative.  In the Vascular Products segment, decreased sales of DES and Other Coronary products in 2013 reflect pricing pressure as a result of market competition in major markets and the negative effect of the stronger U.S. dollar.

The gross profit margin was 50.7 percent for the third quarter 2013 compared to 49.0 percent for the third quarter 2012.  First nine months 2013 gross profit margin was 50.5 percent compared to 50.7 percent in the first nine months 2012. The third quarter and first nine months 2013 gross margins reflect improved gross margins in the nutritional and diagnostics segments.  During the first nine months of 2013 this was partially offset by pricing pressure in certain developed markets, the negative effect of exchange and costs associated with various restructuring programs.

Research and development expenses increased 1.8 percent in the third quarter 2013 and decreased 1.7 percent for the first nine months 2013 due primarily to the timing of expenditures.  For the first nine months ended September 30, 2013, research and development expenditures totaled $251 million for the Vascular Products segment, $301 million for the Diagnostics Products segment, $171 million for the Established Pharmaceutical Products segment and $136 million for the Nutritional Products segment.

FINANCIAL REVIEW

(continued)

Selling, general and administrative expenses for the third quarter and first nine months 2013 decreased 9.7 percent and 6.1 percent, respectively, due primarily to the inclusion in 2012 of certain corporate costs that transferred to AbbVie in the separation and certain costs that are being charged to AbbVie under transitional services agreements in 2013, as well as expense control initiatives across all of Abbott’s businesses.

Business Combinations

In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott’s endovascular portfolio. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $200 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $90 million, non-deductible goodwill of approximately $90 million and net deferred tax liabilities of $80 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market.  The preliminary allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $165 million, non-deductible acquired in-process research and development of approximately $60 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $145 million, net deferred tax liabilities of $70 million and contingent consideration of approximately $60 million.  The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and are being amortized over 18 years.

The preliminary allocations of the fair value of these acquisitions will be finalized when the appraisals are completed.  Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Restructuring Plans

In the third quarter of 2013, Abbott management approved a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceutical business. In addition, in the third quarter of 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $19 million and $167 million in 2013 and 2012, respectively.  Additional charges of approximately $4 million and $22 million were also recorded in 2013 and 2012, respectively, primarily for asset impairments. Approximately $23 million in 2013 and $70 million in 2012 is recorded in Cost of products sold and approximately $119 million as Selling, general and administrative expense in 2012. Through December 31, 2012, no significant cash payments were made relating to the 2012 action.  The following summarizes the activity for these restructurings: (dollars in millions)

2013
Restructuring charges recorded in 2012	$167
Restructuring charges	19
Payments and other adjustments	(77)
Accrued balance at September 30	$109

In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee related severance charges of approximately $11 million. Additional charges of approximately $12 million were also recorded in 2013 primarily for accelerated depreciation. Approximately $23 million in 2013 is recorded in Cost of products sold. The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$129	$177
Restructuring charges	11	—
Transfer of liability to AbbVie	(62)	—
Payments and other adjustments	(47)	(19)
Accrued balance at September 30	$31	$158

FINANCIAL REVIEW

(continued)

Additional charges of $24 million and $21 million were recorded in the first nine months of 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay Pharmaceuticals.  These plans streamline operations, improve efficiencies and reduce costs in certain sites and functions as well as in certain commercial organizations in various countries.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$115	$108
Restructuring charges	—	150
Transfer of liability to AbbVie	(115)	—
Payments and other adjustments	—	(108)
Accrued balance at September 30	$—	$150

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostic business.  The following summarizes the activity for these restructurings: (dollars in millions)

	2013	2012
Accrued balance at December 31, 2012 and 2011	$56	$79
Payments and other adjustments	(10)	(22)
Accrued balance at September 30	$46	$57

Additional charges of approximately $6 million and $12 million were recorded in the first nine months of 2013 and 2012, respectively, relating to this restructuring, primarily for product transfer costs.

Interest Expense (Income)

Interest expense decreased in the third quarter and first nine months of 2013 compared to 2012 due to a lower level of borrowings.

Other (Income) Expense, net

Other (income) expense, net, in the third quarter of 2013 primarily relates to gains from the sales of equity securities.

Taxes on Earnings

Taxes on earnings reflect the estimated annual effective rates and include charges for interest and penalties.  In the third quarter of 2013, taxes on earnings reflect the recognition of $241 million of tax benefits in continuing operations as the result of the favorable resolution of various tax positions pertaining to prior years.  2013 Earnings from Discontinued Operations, net of tax, reflect the recognition of $193 million of tax benefits as a result of the favorable resolution of various tax positions related to AbbVie’s operations prior to separation.  The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $560 million. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.  Taxes on earnings on continuing operations in 2012 reflect the recognition of $196 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to a prior year.

Exclusive of these discrete items, the effective tax rates are less than the statutory U.S. federal income tax rate principally due to the benefit of lower statutory tax rates and tax exemptions in several foreign taxing jurisdictions.  Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $400 million to $450 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

FINANCIAL REVIEW

(continued)

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

The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013.  The summary has been revised to appropriately reduce the amount of long-term deferred tax assets transferred to AbbVie and the corresponding distribution from equity by approximately $580 million:  (dollars in billions)

Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.0
26.5
Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.1
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1
23.8
Net Assets Transferred to AbbVie Inc.	$2.7

In addition, approximately $1.1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

In the third quarter 2013, discontinued operations includes a favorable adjustment to tax expense of $193 million as a result of the resolution of various tax positions related to AbbVie’s operations prior to separation. Summarized financial information for discontinued operations for 2012 is as follows: (dollars in millions)

	Three Months Ended	Nine Months Ended
	September 30 2012	September 30 2012
Net sales	$4,508	$13,175
Earnings before taxes	1,641	4,164
Taxes on earnings	37	355
Net earnings	1,604	3,809

FINANCIAL REVIEW

(continued)

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations are expected to be transferred to AbbVie in 2013 with the remainder transferring in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At September 30, 2013, the assets and liabilities held for disposition consist of inventories of $173 million, trade accounts receivable of $338 million, equipment of $31 million, other assets of $74 million, trade accounts payable of $286 million and other liabilities of $69 million.  Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $261 million is included in Other accrued liabilities.

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

Liquidity and Capital Resources September 30, 2013 Compared with December 31, 2012

The reduction of cash and cash equivalents from $10.8 billion at December 31, 2012 to $2.9 billion at September 30, 2013 reflects the transfer of $5.9 billion of cash and cash equivalents to AbbVie as part of the separation on January 1, 2013 and the investment of cash and cash equivalents in short-term instruments.

Net cash from operating activities for the first nine months 2013 totaled approximately $1.7 billion.  The ($1.583) billion in the Other, net category in net cash from operating activities reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie, the noncash impact of $433 million for the favorable resolution of various tax positions pertaining to prior years, the first quarter noncash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings, and the effects of $680 million of contributions to defined benefit plans.  Other, net in Net cash from operating activities for 2012 includes payments of approximately $800 million to settle certain government investigations related to AbbVie’s business operations.  In addition, Other, net in Net cash from operating activities for 2012 includes the effects of contributions to defined benefit plans of $360 million. These items were offset by increases in Other accrued liabilities primarily related to cost reduction initiatives and the timing of various payments. Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Working capital was $8.4 billion at September 30, 2013 and $18.0 billion at December 31, 2012.  The decrease in working capital in 2013 is due primarily to the separation of AbbVie from Abbott on January 1, 2013.

Substantially all of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Outstanding net governmental receivables in these countries at September 30, 2013 were:  (dollars in millions)

	Net Receivables	Percentage Over One Year Past Due
Italy	$227	17.2
Spain	162	19.8
Portugal	46	37.3
Greece	27	30.7

Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first nine months of 2013.

FINANCIAL REVIEW

(continued)

At September 30, 2013, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017.

In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott’s common shares from time to time and 32.9 million and 27.2 million shares were purchased in the first nine months of 2013 and 2012, respectively, under this authorization at a cost of approximately $1.2 billion and $1.6 billion, respectively.  Effective in the second quarter 2013, no additional purchases of common shares will be made from this authorization.  On June 14, 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott’s common shares from time to time and 9.5 million shares were purchased in the third quarter under this authorization at a cost of $350 million.

In the first three quarters of 2013, Abbott declared a dividend of $0.14 per share each quarter on its common shares.  The change in the dividend compared to 2012 reflects the impact of the separation of AbbVie.  In addition, Abbott announced in October 2013 an increase in the company’s quarterly dividend to $0.22 per share, representing an increase of 57 percent.  The increase will take effect with the dividend to be paid on February 15, 2014 to shareholders of record at the close of business on January 15, 2014.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2013, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2013, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2012 Annual Report on Form 10-K/A and Form 10-Q for the quarter ended June 30, 2013, Abbott reported that Cordis Corporation and Wyeth sued Abbott in the United States District Court for the District of New Jersey alleging that the Xience V stent infringes certain of their patents, and that in June 2013, the appeals court affirmed the district court’s order invalidating the patents.  On October 11, 2013, the appeals court denied Cordis and Wyeth’s petition for rehearing or rehearing en banc.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	7,040,944	(1)	$36.676	7,000,000	$2,743,250,000	(2)
August 1, 2013 — August 31, 2013	2,608,974	(1)	$36.799	2,530,591	$2,650,000,001	(2)
September 1, 2013 — September 30, 2013	44,039	(1)	$34.829	0	$2,650,000,001	(2)
Total	9,693,957	(1)	$36.701	9,530,591	$2,650,000,001	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 40,944 in July, 45,153 in August, and 10,809 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan -  0 in July, 33,230 in August, and 33,230 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

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

Date: November 7, 2013

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 7, 2013, formatted in XBRL: (i)  Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Cash Flows; (iii) Condensed Consolidated Balance Sheet; and (iv) the notes to the condensed consolidated financial statements.