Form 10-K
period 2013-12-31
ABBOTT LABORATORIES
filed 2014-02-21
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (847) 937-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐            No ☒

The aggregate market value of the 1,516,025,819 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2013), was $52,878,980,567. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2014: 1,543,070,300

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2014 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 14, 2014.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products. Prior to January 1, 2013, Abbott had five reportable segments, which included Proprietary Pharmaceutical Products.

        On January 1, 2013, Abbott completed the separation of its research-based proprietary pharmaceuticals business through the distribution of the issued and outstanding common stock of AbbVie Inc. (AbbVie) to Abbott's shareholders. AbbVie was formed to hold Abbott's research-based proprietary pharmaceuticals business and, as a result of the distribution, is now an independent public company trading under the symbol "ABBV" on the New York Stock Exchange.

        The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

Established Pharmaceutical Products

        These products include a broad line of branded generic pharmaceuticals manufactured worldwide and marketed and sold outside the United States, and are generally sold directly to wholesalers, distributors, government agencies, health care facilities, pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses, depending on the market served. Certain products are co-marketed or co-promoted with other companies.

        The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

  •
  gastroenterology products, including Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal® and Dicetel®, for the treatment of irritable bowel syndrome or biliary spasm; Adomet®, Heptral®, Transmetil®, Samyr®, and Donamet®, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms; and Duphalac®, for regulation of the physiological rhythm of the colon;

  •
  women's health products, including Duphaston®, for the treatment of many different gynecological disorders; and Femoston®, a hormone replacement therapy for postmenopausal women;

  •
  cardiovascular and metabolic products, including Lipanthyl® and TriCor®, for the treatment of dyslipidemia; Teveten® and Teveten® Plus, for the treatment of essential hypertension, and Physiotens®, for the treatment of hypertension; and Synthroid®, for the treatment of hypothyroidism;

  •
  pain and central nervous system products, including Serc®, for the treatment of Ménière's disease and vestibular vertigo; and Brufen®, for the treatment of pain, fever, and inflammation; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®); and Influvac®, an influenza vaccine available during flu season.

        The Established Pharmaceutical Products segment directs its primary marketing efforts toward building a strong brand with key stakeholders, including, in certain markets, consumers, as well as securing the prescription, or recommendation, of Abbott's brand of products by physicians, pharmacists and other healthcare providers. Government agencies are also important customers.

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

Diagnostic Products

        These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide to blood banks, hospitals, commercial laboratories, clinics, physicians' offices, government agencies, alternate-care testing sites, and plasma protein therapeutic companies. In the United States, the segment's products are generally marketed and sold directly from Abbott-owned distribution centers, public warehouses and third-party distributors. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

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

  •
  informatics and automation solutions for use in the laboratory; and

  •
  the i-STAT® point-of-care diagnostic systems and tests for blood analysis.

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

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac®Advance®, Similac® Advance® with EarlyShield®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Similac Go&Grow®, Similac® NeoSure®, Similac® Organic, Similac Special Care®, Similac Total Comfort™, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, and Grow™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Muscle Health, Ensure® (with Nutrivigor®), Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure Sidekicks®, EleCare®, Juven®, Abound®, and Pedialyte®;

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

        Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, intellectual property, price, retail distribution, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Vascular Products

        These products include a broad line of coronary, endovascular, vessel closure, and structural heart devices for the treatment of vascular disease manufactured, marketed and sold worldwide. In the United States, the segment's products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Vascular Products segment are:

  •
  Xience Xpedition®, Xience Prime®, Xience nano®, Xience V®, and Xience Pro™, drug-eluting coronary stent systems developed on the Multi-Link Vision® platform;

  •
  Absorb™, a drug-eluting coronary bioresorbable vascular scaffold;

  •
  Multi-Link 8®, Multi-Link Vision® and Multi-Link Mini Vision®, coronary metallic stents;

  •
  TREK® and Voyager®, coronary balloon dilatation products;

  •
  Hi-Torque Balance Middleweight Elite® and ASAHI® coronary guidewires (licensed from Asahi Intecc Co., Ltd.);

  •
  MitraClip®, a percutaneous mitral valve repair system;

  •
  Supera Veritas, a stent system for the treatment of biliary strictures related to cancer in the United States and peripheral artery disease outside the United States;

  •
  StarClose SE® and Perclose® vessel closure devices; and

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems.

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

Other Products

        The principal products in Abbott's other businesses include blood glucose and continuous glucose monitoring systems, test strips, data management software and accessories for people with diabetes, including the FreeStyle® product line, and medical devices for the eye, including cataract surgery, LASIK surgery, contact lens care products, and dry eye products. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring systems, contact lens care products, and dry eye products are also marketed and sold over-the-counter to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages for raw materials or supplies.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents which expire during the period 2014 to 2034, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole. Patent-related litigation is discussed in Legal Proceedings on pages 17 through 18.

Seasonal Aspects, Customers, Backlog, and Renegotiation

        There are no significant seasonal aspects to Abbott's business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. Orders for Abbott's products are generally filled on a current basis, and order backlog is not material to Abbott's business. No material portion of Abbott's business is subject to renegotiation of profits or termination of contracts at the election of a government.

Research and Development

        Abbott spent approximately $1.5 billion per year in 2013, 2012, and 2011 on research to discover and develop new products and processes and to improve existing products and processes.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2013 were approximately $9 million and $35 million, respectively. Capital and operating expenditures for pollution control in 2014 are estimated to be $11 million and $36 million, respectively.

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

Employees

        Abbott employed approximately 69,000 persons as of December 31, 2013.

Regulation

        The development, manufacture, marketing, sale, promotion, and distribution of Abbott's products are subject to comprehensive government regulation by the U.S. Food and Drug Administration and similar international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott's products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. Abbott's international operations are also affected by trade and investment regulations in many countries. These may require local investment, restrict Abbott's investments, or limit the import of raw materials and finished products. In addition, Abbott is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback and false claims laws in the United States. Prescription drug, nutrition, and medical device manufacturers such as Abbott are also subject to taxes, as well as application, product, user, establishment, and other fees. Governmental agencies can also invalidate intellectual property rights.

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

        Abbott's business can also be affected by ongoing studies of the utilization, safety, efficacy, and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies, and others. These studies can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

        Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers to continue attempts to reduce the cost of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott's products for the foreseeable future.

        In the United States, the federal government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. The Centers for Medicare and Medicaid Services have announced plans to reevaluate reimbursement levels to diagnostic laboratories. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), Abbott must pay an excise tax on sales of certain medical devices. Medicare also implemented a competitive bidding system for durable medical equipment (including diabetes products), enteral nutrition products, and supplies.

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

        The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data, beginning in 2014, to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

        The regulation of data privacy and security and the protection of the confidentiality of certain patient health information, is increasing. For example, the European Union continues to contemplate enacting stricter laws with enhanced financial penalties for noncompliance. Similarly, in 2013, the U.S. Department of Health and Human Services issued stricter rules governing the use, disclosure, and security of protected health information. Failure to comply with data privacy and security regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected health information will become more challenging as new laws and regulations are enacted, and Abbott expects there will be increasing regulatory complexity in this area.

        Abbott expects debate to continue during 2014 at all government levels worldwide over the marketing, availability, method of delivery, and payment for health care products and services, as well as data privacy and security. Abbott believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or reimbursements or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

INTERNATIONAL OPERATIONS

        As discussed in greater detail in the section captioned, "Narrative Description of Business," Abbott markets products worldwide through affiliates and distributors. Most of the products discussed in the preceding sections of this report are also sold outside the United States. In addition, certain products of a local nature and variations of product lines to meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

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

        Abbott may pursue acquisitions, licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott's credit rating and result in increased borrowing costs and interest expense.

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

        Abbott's products are subject to rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs.

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products, and criminal prosecution. These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls, or seizures of Abbott's products; a total or partial shutdown of production in one or more of Abbott's facilities while Abbott or Abbott's suppliers remedy the alleged violation; the inability to obtain future pre-market approvals or marketing authorizations; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

        Abbott's industry is subject to various international, supranational, federal, and state laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, and international and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in government health care programs, including Medicare, Medicaid, and Veterans Administration health programs in the U.S. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott's business and result in a material adverse effect on Abbott's revenues, profitability, and financial condition.

Changes in the health care regulatory environment may adversely affect Abbott's business.

        A number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 change access to health care products and services and establish new fees for the medical device industry. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking.

The expiration or loss of patent protection and licenses may affect Abbott's future revenues and operating income.

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's business will suffer. To the extent that countries do not enforce Abbott's intellectual property rights or to the extent that countries require compulsory licensing of its intellectual property, Abbott's future revenues and operating income will be reduced. Litigation regarding Abbott's patents and trademarks is described in the section captioned "Legal Proceedings."

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

Significant safety concerns could arise for Abbott's products, which could have a material adverse effect on Abbott's revenues and financial condition.

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

        In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products or the products of other companies that Abbott promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on Abbott's business and reputation and on Abbott's ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income or exposure to other claims. Product liability losses are self-insured. Product liability claims could have a material adverse effect on Abbott's profitability and financial condition.

Deterioration in the economic position and credit quality of certain countries may negatively affect Abbott's results of operations.

        Unfavorable economic conditions in certain countries may increase the time it takes to collect outstanding trade receivables. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including health care. Deterioration in the quality of sovereign debt, including credit downgrades, could increase Abbott's collection risk where a significant amount of Abbott's receivables in these countries are with governmental health care systems.

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

        Abbott's business is subject to risks associated with doing business internationally. Sales outside of the United States make up approximately 70 percent of Abbott's net sales. Additional risks associated with Abbott's international operations include:

  •
  fluctuations in currency exchange rates;

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

  •
  inflation, recession, and fluctuations in interest rates;

  •
  compulsory licensing or diminished protection of intellectual property; and

  •
  potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act.

Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on Abbott's revenues and profitability.

Other factors can have a material adverse effect on Abbott's future profitability and financial condition.

        Many other factors can affect Abbott's profitability and its financial condition, including:

  •
  changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, product labeling, source and use laws, and environmental laws;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064. The locations of Abbott's principal plants, as of December 31, 2013, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Diagnostic Products
Alajuela, Costa Rica	Vascular Products
Alcobendas, Spain	Non-Reportable
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico*	Non-Reportable
Baddi, India	Established Pharmaceutical Products
Barceloneta, Puerto Rico*	Established Pharmaceutical and Vascular Products
Beringen, Switzerland*	Vascular Products
Buenos Aires, Argentina	Established Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Chatillon, France	Established Pharmaceutical Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Donegal, Ireland	Non-Reportable
Fairfield, California*	Nutritional Products
Goa, India	Established Pharmaceutical Products
Granada, Spain	Nutritional Products
Hangzhou, China	Non-Reportable
Irving, Texas	Diagnostic Products
Karachi, Pakistan	Established Pharmaceutical Products
Katsuyama, Japan	Established Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Menlo Park, California	Vascular Products
Milpitas, California*	Non-Reportable
Murrieta, California	Vascular Products
Neustadt, Germany	Established Pharmaceutical Products
Olst, the Netherlands	Established Pharmaceutical Products
Ottawa, Canada*	Diagnostic Products
Princeton, New Jersey*	Diagnostic Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Established Pharmaceutical Products
Singapore	Nutritional Products
Sligo, Ireland	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Tlalpan, Mexico	Established Pharmaceutical Products
Uppsala, Sweden	Non-Reportable
Weesp, the Netherlands	Established Pharmaceutical Products
Wiesbaden, Germany	Diagnostic Products
Witney, England	Non-Reportable
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, as of December 31, 2013, Abbott had manufacturing facilities in four other locations in the United States and in six countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        Abbott's research and development facilities in the United States are primarily located in California, Illinois, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries including China, India, Singapore, Spain, and Switzerland.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2014, except where noted below) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        Seven shareholder derivative lawsuits are pending in a consolidated proceeding, In Re Abbott-Depakote Shareholder Derivative Litigation, in the United States District Court for the Northern District of Illinois against certain of Abbott's current and former directors and members of senior management. The lawsuits allege a breach of fiduciary duty in relation to certain business practices regarding the sales and marketing of Depakote. In each case, the plaintiffs request damages nominally on behalf of Abbott, attorneys' fees, and other forms of relief. In Re Abbott-Depakote Shareholder Derivative Litigation includes: Chester County Employees' Retirement Fund, Warren Pinchuck and Roy Sapir, and Jacksonville Police & Fire Pension Fund, all filed in November 2011; Louisiana Municipal Police Employees' Retirement System and Pipefitters Local Union 537 Pension Fund, both filed in December 2011; Public School Retirement System of the School District of Kansas City, Missouri, filed in January 2012; and Pipefitters Local Union No. 120 Pension Fund, filed in April 2012. On January 21, 2014, Abbott and the lead plaintiff entered into a Memorandum of Understanding in which they reached an agreement to settle. The agreement to settle is subject to court approval of a final settlement agreement. In November 2013, the Montini Family Trust and West Virginia Pipe Trades Health & Welfare Fund filed a related shareholder derivative action in the United States District Court for the Northern District of Illinois.

        In January 2008, Cordis Corporation and Wyeth filed suit against Abbott in the United States District Court for the District of New Jersey alleging that the Xience V stent infringes three patents and seeking an injunction, damages, and a determination of willful infringement. In January 2012, the court issued an order invalidating the plaintiff's patents and dismissing the case against Abbott. Cordis and Wyeth withdrew one patent from the case and in June 2012 appealed the court's order invalidating the remaining two patents. On June 26, 2013, the appeals court affirmed the district court's order invalidating the two patents, and on October 11, 2013, the appeals court denied Cordis and Wyeth's petition for rehearing or rehearing en banc. The time for further appeals has expired. In a separate action, in September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the Xience V (and later the Xience Prime) stent systems infringe an additional patent, and in August 2010 the plaintiffs amended their lawsuit to add a second related patent to this case. The plaintiffs in this case seek an injunction and damages. In February 2012, the court stayed the litigation pending the completion of inter partes reexamination of the two patents at issue by the United States Patent and Trademark Office and any resulting appeals.

        In December 2008, Medinol Limited (Medinol) sued Abbott in the Netherlands and in Germany asserting that certain of Abbott's coronary bare metal and all of its metal-based drug eluting stent products infringe one or more of Medinol's European and German stent design patents. In December 2009, the Dutch court found that Abbott's stents do not infringe the only patent asserted in The Netherlands. In October 2012, the Dutch appeals court affirmed. In January 2013, Medinol appealed its loss to the Dutch Supreme Court. In March 2010, a German court, which assesses questions of patent infringement, issued mixed infringement/non-infringement rulings, which both Abbott and Medinol have appealed. The infringement cases have been stayed pending further developments with respect to other Abbott-initiated actions relating to patent validity. In January 2011, a different German court, which assesses questions of patent invalidity, found two of the Medinol patents invalid, but concluded that the modified claims of one of Medinol's German patents were valid. The question of validity of these patents has been appealed to the Federal Supreme Court. In June 2011, Medinol asserted another, related European patent against Abbott. The question of validity of this additional patent, along with other validity questions, is subject to continued lower court proceedings. Medinol seeks damages and injunctions in The Netherlands and seeks damages in Germany.

        As previously mentioned, the Texas State Attorney General is investigating the sales and marketing activities of Abbott's biliary stent products and United States Attorney's Office for the District of Maryland is investigating the sales and marketing activities for Abbott's coronary stents products. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties. An investigation by the United States Department of Justice through the United States Attorney's Office for the Eastern District of Tennessee relating to the sales and marketing activities for Abbott's biliary and carotid stents and stent related products was closed and a related qui tam case was settled and dismissed in December 2013.

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

        Several cases are pending that generally allege that Abbott and numerous other pharmaceutical companies reported false pricing information in connection with certain drugs that are reimbursable under Medicare and Medicaid. These cases, brought by state Attorneys General, generally seek monetary damages and/or injunctive relief and attorneys' fees. The following previously reported cases have been settled: Commonwealth of Kentucky, filed in September 2003 in the Circuit Court of Franklin County, Kentucky; and State of Louisiana, filed in October 2010 in the Nineteenth Judicial District, Parish of Baton Rouge, Louisiana. The following cases are pending in state courts: State of Wisconsin, filed in June 2004 in the Circuit Court of Dane County, Wisconsin; and State of Illinois, filed in February 2005 in the Circuit Court of Cook County, Illinois. These cases are no longer material to Abbott, and Abbott will no longer report on these cases.

        In April 2012, Roxane Laboratories, Inc. (Roxane) filed a declaratory judgment action in the United States District Court for the Southern District of Ohio alleging that two Abbott patents (which were contributed to AbbVie in connection with the separation of the research-based pharmaceuticals business) relating to ritonavir tablets (a drug AbbVie sells under the trademark Norvir®) are invalid and not infringed by Roxane proposed generic product. In November 2012, Roxane filed an amended declaratory judgment complaint in the United States District Court for the Southern District of Ohio, naming AbbVie as a defendant along with Abbott. This case is no longer material to Abbott, and Abbott will no longer report on this case.

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

        Abbott's executive officers, their ages as of February 21, 2014, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 58

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Hubert L. Allen, 48

  2013 to present — Executive Vice President, General Counsel and Secretary.

  2010 to 2012 — Divisional Vice President and Associate General Counsel, Established Pharmaceuticals.

  2009 to 2010 — Divisional Vice President and Associate General Counsel, Proprietary Pharmaceuticals.

  2007 to 2009 — Section Head, Legal, Abbott Nutrition.

  Elected Corporate Officer — 2012.

Richard W. Ashley, 70

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

Brian J. Blaser, 49

  2012 to present — Executive Vice President, Diagnostics Products.

  2010 to 2012 — Senior Vice President, Diagnostics.

  2008 to 2010 — Vice President, Diagnostics, Operations.

  Elected Corporate Officer — 2008.

John M. Capek, 52

  2007 to present — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 59

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Stephen R. Fussell, 56

  2013 to present — Executive Vice President, Human Resources.

  2005 to 2013 — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

John C. Landgraf, 61

  2013 to present — Executive Vice President, Nutritional Products.

  2011 to 2013 — Executive Vice President, Nutritional Products.

  2004 to 2010 — Senior Vice President, Pharmaceuticals, Manufacturing and Supply.

  Elected Corporate Officer — 2013. (Mr. Landgraf was also an Abbott corporate officer from 2000 until February 2013, and retired from Abbott at the end of March 2013. Mr. Landgraf returned to Abbott in October 2013.)

Michael J. Warmuth, 51

  2012 to present — Executive Vice President, Established Pharmaceuticals.

  2010 to 2012 — Senior Vice President, Established Products, Pharmaceutical Products Group.

  2008 to 2010 — Senior Vice President, Diagnostics.

  Elected Corporate Officer — 2007.

Jaime Contreras, 57

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  2008 to 2013 — Vice President, Diagnostics, Global Commercial Operations.

  Elected Corporate Officer — 2003.

Georges H. De Vos, 54

  2013 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2011 to 2013 — Managing Director, Limestone NV (a healthcare consulting firm).

  2009 to 2011 — Global Chief Operating Officer, Omega Pharma NV (a Belgian-based pharmaceutical company).

  2007 to 2009 — CEO Pharmaceuticals Russia, Novartis AG (a Swiss multinational pharmaceutical company).

  Elected Corporate Officer — 2013.

Katherine C. Doyle, 46

  2013 to present — Senior Vice President, U.S. Nutrition.

  2011 to 2013 — Vice President, Pediatric Products.

  2000 to 2011 — Principal, McKinsey and Company (a management consulting firm).

  Elected Corporate Officer — 2011.

Charles D. Foltz, 53

  2013 to present — Senior Vice President, Abbott Vascular.

  2006 to 2013 — Vice President, Vascular Product Operations.

  Elected Corporate Officer — 2006.

Heather L. Mason, 53

  2008 to present — Senior Vice President, Diabetes Care.

  Elected Corporate Officer — 2001.

Jean-Yves F. Pavee, 50

  2013 to present — Senior Vice President, Established Pharmaceuticals, Developed Markets.

  2011 to 2013 — Divisional Vice President, Established Pharmaceuticals, EMEA East.

  2008 to 2011 — Divisional Vice President, Europe South.

  Elected Corporate Officer — 2013.

Murthy V. Simhambhatla, 48

  2013 to present — Senior Vice President, Abbott Medical Optics.

  2012 — Divisional Vice President and General Manager, Abbott Medical Optics.

  2011 to 2012 — Divisional Vice President and General Manager, Ibis.

  2008 to 2011 — General Manager, Australia and New Zealand, Vascular.

  Elected Corporate Officer — 2013.

J. Scott White, 46

  2013 to present — Senior Vice President, International Nutrition.

  2010 to 2013 — Senior Vice President, U.S. Nutrition.

  2007 to 2009 — Division Vice President and Regional Director for Latin America, Abbott Nutrition International.

  Elected Corporate Officer — 2010.

Robert E. Funck, 52

  2013 to present — Vice President, Controller.

  2009 to 2013 — Vice President, Chief Ethics and Compliance Officer.

  2007 to 2009 — Vice President, Internal Audit.

  Elected Corporate Officer — 2005.

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

	Market Price Per Share				Adjusted Market Price Per Share (1)
	2013		2012		2012
	high	low	high	low	high	low
First Quarter	$35.34	$31.64	$61.49	$53.96	$29.42	$25.82
Second Quarter	38.77	34.69	64.47	59.04	30.85	28.25
Third Quarter	37.16	32.70	70.41	63.51	33.69	30.39
Fourth Quarter	38.81	32.75	72.47	62.62	34.67	29.96

(1)
The 2012 adjusted market prices per share reflect historical share prices that have been adjusted to reflect the separation of AbbVie.

Shareholders

        There were 57,854 shareholders of record of Abbott common shares as of December 31, 2013.

Dividends

        Abbott declared quarterly dividends of $.14 per share on common shares in the first, second, and third quarters of 2013. In the fourth quarter of 2013, Abbott declared a quarterly dividend of $.22 per share on common shares.

        Abbott declared quarterly dividends of $.51 per share on common shares in the first, second, and third quarters of 2012. In the fourth quarter of 2012, Abbott declared a quarterly dividend of $.14 per share on common shares, reflecting the impact of the separation of AbbVie. On January 4, 2013, AbbVie reported that its board of directors had declared a quarterly dividend of $.40 per share of AbbVie common stock.

        On January 1, 2013, Abbott distributed the issued and outstanding common stock of AbbVie to Abbott's shareholders. Abbott's shareholders of record as of the close of business on December 12, 2012, the record date for the distribution, received one share of AbbVie common stock for each Abbott common share held as of the record date. Abbott shareholders received cash in lieu of any fractional shares of AbbVie common stock.

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business ("HIB") for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2013.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 — October 31, 2013	97,509	(1)	$37.080	0	$2,650,000,001	(2)
November 1, 2013 — November 30, 2013	49,986	(1)	$38.100	0	$2,650,000,001	(2)
December 1, 2013 — December 31, 2013	1,065,953	(1)	$38.310	1,000,000	$2,611,604,501	(2)
Total	1,213,448	(1)	$38.203	1,000,000	$2,611,604,501	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 97,509 in October, 16,756 in November, and 22,729 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 33,230 in November, and 43,224 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2013	2012		2011	2010	2009
	(dollars in millions, except per share data)
Net sales (1)	$21,848	$21,494		$21,407	$19,529	$16,551
Earnings from continuing operations	2,383	579		1,126	281	975
Net earnings	2,576	5,963		4,728	4,626	5,746
Basic earnings per common share from continuing operations	1.52	0.36		0.72	0.18	0.63
Basic earnings per common share	1.64	3.76		3.03	2.98	3.71
Diluted earnings per common share from continuing operations	1.50	0.36		0.72	0.18	0.63
Diluted earnings per common share	1.62	3.72		3.01	2.96	3.69
Total assets	42,953	67,235		60,277	60,574	52,582
Long-term debt, including current portion	3,397	18,394		13,067	14,568	11,477
Cash dividends declared per common share	0.64	1.67	(2)	1.92	1.76	1.60

(1)
Net sales for 2012 and prior years have been adjusted to reflect the presentation of Abbott's former research-based pharmaceuticals business as a discontinued operation.

(2)
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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are nutritional products, branded generic pharmaceuticals, diagnostic testing products and vascular products. Sales in international markets comprise approximately 70 percent of consolidated net sales.

        In October 2011, Abbott announced a plan to separate into two publicly traded companies, one in diversified medical products and the other in research-based pharmaceuticals. To accomplish the separation, Abbott created a new company, AbbVie Inc. ("AbbVie") for its research-based pharmaceuticals business which consists primarily of Abbott's historical Proprietary Pharmaceutical Products segment. On January 1, 2013, Abbott distributed all of the outstanding shares of AbbVie to Abbott's shareholders and AbbVie became an independent company trading under the symbol "ABBV". The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013.

        Sales growth and margin improvement in the nutritional and diagnostics businesses and the challenging economic and fiscal environment in many countries around the world have impacted Abbott's sales, costs and financial position over the last three years. Sales in emerging markets increased 11 percent per year in 2013 and 2012, excluding foreign exchange, despite the slowdown in several emerging economies and a weakening of key emerging market currencies in 2013. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, and Australia.)

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. At the same time, manufacturing and distribution process changes and other cost reductions drove margin improvements across the business. Operating margins for this business increased from 13.2 percent in 2011 to 18.7 percent in 2013.

        In 2013 sales growth in International Pediatric Nutrition was affected by a product recall initiated in August 2013 in China and two other markets for certain pediatric nutritional products supplied to Abbott by a third-party manufacturer. While there were no health issues associated with the recalled products, and the supplier subsequently determined that the products had been safe for consumption, the recall created significant disruption in these markets. As a result, International Pediatric Nutrition sales were significantly lower than Abbott's previous expectations for this business for the second half of 2013. While Abbott initiated investments in the third quarter of 2013 in these markets to rebuild consumer confidence, Abbott expects the recall to continue to have a negative impact on sales in the first half of 2014.

        In Abbott's worldwide diagnostics business, margin improvement continued to be a key focus in 2013. Operating margins increased from 19.2 percent of sales in 2011 to 22.2 percent in 2013 as the business continued to execute on efficiency initiatives in the manufacturing and supply chain functions. In addition to continued margin improvement, unit growth across geographical regions positively impacted worldwide diagnostic sales. Worldwide sales for this business increased 8.3 percent in 2013 and 7.3 percent in 2012, excluding foreign exchange.

        In the Established Pharmaceutical Products segment, macroeconomic and market pressures in certain emerging markets impacted this business in 2013. Nevertheless, sales in this segment's 14 key emerging markets increased 6.3 percent in 2013 excluding the effect of foreign exchange. However, the growth in emerging markets was largely offset by declines in developed markets where austerity measures have continued to impact performance.

        Over the last three years in the vascular business, Abbott continued to build its Xience drug-eluting stent franchise with the receipt of approval to market Xience Xpedition in various countries, including Japanese approval in the third quarter of 2013 and U.S. approval in the fourth quarter of 2012. Xience Pro received CE Mark approval in the second quarter of 2012. Abbott's market share also benefited from the U.S. launches of Xience nano and Xience PRIME in 2011, and the Japanese launches of Xience PRIME small vessel DES in 2013 and Xience PRIME in April 2012. Xience, which includes Xience V, PRIME, nano, Pro, and Xpedition, ended 2013 as the market-leading drug eluting stent globally. In 2013, ABSORB and MitraClip also contributed to sales growth. In 2011, the third party distributor of the Promus product began transitioning away from the product and that supply agreement ended in 2012. The effect of the winding down of the agreement continued into the first quarter of 2013.

        Abbott's short- and long-term debt totaled $6.6 billion at December 31, 2013. At December 31, 2013, Abbott's long-term debt rating was A+ by Standard and Poor's Corporation and A1 by Moody's Investors Service. In the fourth quarter of 2012, Abbott extinguished $7.7 billion of long-term debt and incurred a charge of $1.35 billion related to the early repayment, net of gains from the unwinding of interest rate swaps related to the debt. In October 2013 Abbott announced a 57 percent increase in Abbott's quarterly dividend to $0.22 per share from $0.14 per share, effective with the dividend paid in February 2014.

        In 2014, Abbott will focus on several key initiatives. In the nutritional business, Abbott will continue to build its product portfolio with the introduction of new science-based products, expand in high-growth emerging markets and implement additional margin improvement initiatives. In the established pharmaceuticals business, Abbott will continue to focus on obtaining additional product approvals across numerous countries and expanding its presence in emerging markets. In the diagnostics business, Abbott will focus on the development of next-generation instrument platforms and other advanced technologies, expansion in emerging markets, and further improvements in the segment's operating margin. In the vascular business, Abbott will continue to focus on marketing products in the Xience and endovascular franchises, and increasing MitraClip sales, as well as further clinical development of ABSORB, its bioresorbable vascular scaffold (BVS) device and a further penetration of ABSORB in numerous countries. In Abbott's other segments, Abbott will focus on developing differentiated technologies in higher growth markets.

Critical Accounting Policies

        Sales Rebates —  In 2013, approximately 49 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances are in the Established Pharmaceuticals and Nutritional Products segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product.

Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2013, 2012 and 2011 amounted to approximately $2.0 billion, $1.9 billion and $1.7 billion, respectively, or 16.1 percent, 16.0 percent and 16.8 percent, respectively, based on gross sales of approximately $12.5 billion, $11.8 billion and $10.1 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $125 million in 2013. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $150 million, $149 million and $117 million for cash discounts in 2013, 2012 and 2011, respectively, and $208 million, $199 million and $170 million for returns in 2013, 2012 and 2011, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2013, Abbott had WIC business in 23 states.

        Historically, adjustments to prior years' rebate accruals have not been material to net income. Abbott employs various techniques to verify the accuracy of claims submitted to it, and where possible, works with the organizations submitting claims to gain insight into changes that might affect the rebate amounts. For government agency programs, the calculation of a rebate involves interpretations of relevant regulations, which are subject to challenge or change in interpretation.

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2010 are settled except for three items, and the income tax returns for years after 2010 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2013, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $1.8 billion and $82 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 12 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in an impairment occurs. At December 31, 2013, goodwill amounted to $9.8 billion and intangibles amounted to $5.7 billion, and amortization expense for intangible assets amounted to $791 million in 2013, $795 million in 2012 and $884 million in 2011. There were no impairments of goodwill in 2013, 2012 or 2011. In 2012 and 2011, Abbott recorded impairment charges of $69 million and $125 million, respectively, for certain research and development assets due to changes in the projected development and regulatory timelines for the projects.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $70 million to $90 million for its legal proceedings and environmental exposures. Accruals of approximately $80 million have been recorded at December 31, 2013 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2013 vs. 2012	1.6	(0.8)	4.5	(2.1)
2012 vs. 2011	0.4	(0.4)	4.0	(3.2)
Total U.S.
2013 vs. 2012	(0.8)	(1.0)	0.2	—
2012 vs. 2011	0.7	0.8	(0.1)	—
Total International
2013 vs. 2012	2.7	(0.8)	6.5	(3.0)
2012 vs. 2011	0.3	(0.9)	5.7	(4.5)
Established Pharmaceutical Products Segment
2013 vs. 2012	(2.9)	(0.4)	1.1	(3.6)
2012 vs. 2011	(4.4)	(1.3)	3.4	(6.5)
Nutritional Products Segment
2013 vs. 2012	4.3	3.2	2.2	(1.1)
2012 vs. 2011	7.9	4.5	4.4	(1.0)
Diagnostic Products Segment
2013 vs. 2012	5.9	(2.5)	10.8	(2.4)
2012 vs. 2011	4.0	(1.4)	8.7	(3.3)
Vascular Products Segment
2013 vs. 2012	(1.9)	(6.2)	6.2	(1.9)
2012 vs. 2011	(7.9)	(5.2)	(0.4)	(2.3)

        The increases in Total Net Sales in 2013 and 2012 reflect unit growth, partially offset by the impact of unfavorable foreign exchange. The price declines related to Vascular Products sales in 2013 and 2012 primarily reflect pricing pressure on drug eluting stents and other coronary products as a result of market competition in major markets.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

	2013	Percent Change	2012	Percent Change
	(dollars in millions)
Total Established Pharmaceuticals
Key Emerging Markets	$2,358	1	$2,324	4
Other Markets	2,616	(7)	2,797	(10)
Nutritionals —
International Pediatric Nutritionals	2,257	9	2,075	8
U.S. Pediatric Nutritionals	1,508	—	1,505	14
International Adult Nutritionals	1,601	8	1,489	4
U.S. Adult Nutritionals	1,374	(1)	1,392	6
Diagnostics —
Immunochemistry	3,458	5	3,279	4
Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	1,563	(2)	1,599	3
Other Coronary Products	579	(3)	598	(1)
Endovascular	475	5	452	1

(1)
Other Coronary Products include primarily guidewires and balloon catheters. Endovascular includes vessel closure, carotid stents and other peripheral products.

        Excluding the unfavorable effect of exchange, total Established Pharmaceutical Products sales increased 0.7 percent in 2013 and 2.1 percent in 2012. The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Excluding the effect of exchange, sales in these 14 key emerging markets increased 6.3 percent in 2013 and 12.8 percent in 2012 as macroeconomic and market pressures in various emerging markets negatively affected 2013 growth. Excluding the effect of exchange, sales in Established Pharmaceuticals' other markets decreased 4 percent in 2013 and 5.6 percent in 2012. These declines in the Other Markets category reflect unfavorable market conditions, including the continued effects of European austerity measures and 2012 Japanese pricing actions.

        Excluding the unfavorable effect of exchange, total Nutritional Products sales increased 5.4 percent in 2013 and 8.9 percent in 2012. International Pediatric Nutritional sales increased in 2013 and 2012 due primarily to volume growth in developing countries. A supplier's recall of product in August 2013 in certain international markets negatively impacted International Pediatric Nutritional sales in the third and fourth quarters of 2013. While there were no health issues associated with this supplier recall and the supplier subsequently determined that the product had been safe for consumption, this event created significant disruption in these markets. Abbott expects this sales disruption to continue to negatively impact International Pediatric Nutritional growth in the first half of 2014. U.S. Pediatric sales were flat in 2013 due to lower formula share, partially offset by higher shipments of toddler products. U.S. Pediatric Nutritional sales in 2012 reflect market share gains for Similac and unit growth for PediaSure.

        The 2013 and 2012 increases in International Adult Nutritional sales are due primarily to volume growth in developing countries and were negatively impacted by the effect of the relatively stronger U.S. dollar. The 1 percent decline in 2013 U.S. Adult Nutritional sales reflects Abbott's exit from certain non-core business lines as part of the business' margin improvement initiative; most of the sales decline resulting from this exit was offset by higher Ensure revenues. The increase in 2012 U.S. Adult Nutritional sales reflects unit growth for the Ensure and Glucerna products.

        Excluding the unfavorable effect of exchange, total Diagnostic Products sales increased 8.3 percent in 2013 and 7.3 percent in 2012. The sales increases reflect unit growth across geographical regions. 2013 and 2012 sales of immunochemistry products, the largest category in this segment, reflect continued execution of Abbott's strategy to deliver integrated solutions to large healthcare customers.

        Excluding the unfavorable effect of exchange, total Vascular Products sales were flat in 2013 and decreased 5.6 percent in 2012. In 2013, growth in international markets, driven by continued share gains in key geographies of XIENCE Xpedition and Absorb, was offset by declines in the U.S. market due to the negative impact of pricing pressure and a decline in procedures due to market conditions, as well as the expected decline of certain royalty revenues. In 2012, the decrease in Vascular Products sales was due to pricing pressure, as well as the expected winding down of royalty and supply agreements related to certain third-party products, including Promus. Excluding this royalty and supply agreement revenue in both periods and the unfavorable effect of exchange, Vascular Products sales increased 3.4 percent in 2012.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2013, 2012 and 2011.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years that are expected to affect Abbott.

Operating Earnings

        Gross profit margins were 50.4 percent of net sales in 2013, 50.6 percent in 2012 and 49.1 percent in 2011. The gross profit margin in 2013 remained relatively unchanged versus the prior year as improved margins in the Nutritional and Diagnostics Products segments were offset by margin declines in Established Pharmaceuticals and Vascular Products due to pricing pressures and unfavorable product mix as well as the impact of unfavorable foreign exchange across segments. The increase in the gross profit margin in 2012 was impacted by improved gross margins across all reportable segments as a result of cost reduction initiatives, the impact of exchange and favorable product mix.

        In the U.S., states receive price rebates from manufacturers of infant formula under the federally subsidized Special Supplemental Nutrition Program for Women, Infants, and Children. There are also rebate programs for pharmaceutical products in numerous countries. These rebate programs continue to have a negative effect on the gross profit margins of the Nutritional and Established Pharmaceutical Products segments.

        Research and development expense was $1.452 billion in 2013, $1.544 billion in 2012 and $1.512 billion in 2011 and represented a 6.0 percent decrease in 2013, and a 2.1 percent increase in 2012. The 2013 decrease primarily reflects the incurrence of restructuring and asset impairment charges in 2012 which did not recur in 2013. In 2013, research and development expenditures totaled $336 million for the Vascular Products segment, $416 million for the Diagnostics Products segment, $239 million for the Established Pharmaceutical Products segment and $188 million for the Nutritional Products segment.

        Selling, general and administrative expenses decreased 6.8 percent in 2013 and increased 1.1 percent in 2012. The 2013 decrease reflects the transfer of certain 2012 corporate costs to AbbVie in the separation as well as certain information technology and other back office support costs that are being charged to AbbVie in 2013 under transition services agreements. Prudent cost management and a reduction in restructuring costs also contributed to the decrease. The 2012 increase primarily reflects increased selling and marketing support for new products and geographical expansion, largely offset by prudent cost management.

Business Acquisitions

        In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott's endovascular portfolio. The allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $170 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $66 million, non-deductible goodwill of approximately $123 million and net deferred tax liabilities of $56 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

        In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $160 million, non-deductible acquired in-process research and development of approximately $60 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $151 million, net deferred tax liabilities of $70 million and contingent consideration of approximately $70 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist primarily of developed technology that is being amortized over 18 years.

        The preliminary allocations of the fair value of these acquisitions will be finalized when valuations are completed. Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Restructurings

        In 2013, Abbott management approved a plan to reduce costs and improve efficiencies across various functional areas as well as a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $78 million in 2013 and $167 million in 2012. Additional charges of approximately $4 million and $22 million were also recorded in 2013 and 2012, respectively, primarily for asset impairments. Approximately $35 million in 2013 and $70 million in 2012 is recorded in Cost of products sold and approximately $47 million in 2013 and $119 million in 2012 is recorded as Selling, general and administrative expense.

        In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee severance charges of approximately $11 million. In 2011, Abbott recorded charges of approximately $194 million reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $11 million in 2013 and $18 million in 2011 is classified as Cost of products sold. The remaining 2011 charge of $176 million related to businesses transferred to AbbVie and is being recognized in the results of discontinued operations. An additional $41 million, $110 million and $25 million were recorded in 2013, 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

        In 2012, Abbott recorded a charge of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility. These charges related to businesses transferred to AbbVie and have been recognized in the results of discontinued operations.

        In 2011, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2011, a charge of $28 million was recorded in Cost of products sold. In addition, charges of approximately $16 million and $42 million were recorded in 2012 and 2011, primarily for accelerated depreciation and product transfer costs.

Interest expense

        In 2013, interest expense decreased due to a lower level of borrowings, which resulted from the transfer of approximately $14.6 billion of debt to AbbVie as part of the separation. In 2012, interest expense included bridge facility fees related to the separation of AbbVie from Abbott.

Change in Accounting Principle and Other (income) expense, net

        Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries. Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31. Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it results in more contemporaneous reporting of the results of foreign subsidiaries. In accordance with applicable accounting literature, a change in subsidiaries' year-end is treated as a change in accounting principle and requires retrospective application. A charge of $100 million was recorded to Other (income) expense, net in 2011 to recognize the cumulative immaterial impacts to 2009 and 2010.

        Other (income) expense, net, for 2013 includes gains on sales of investments; 2012 includes income of approximately $40 million from the resolution of a contractual agreement.

Net Loss on Extinguishment of Debt

        In 2012, Abbott extinguished $7.7 billion of long-term debt and incurred a cost of $1.35 billion to extinguish this debt, net of gains from the unwinding of interest rate swaps related to the debt.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 5.5 percent in 2013, (89.7) percent in 2012 and 8.9 percent in 2011. 2013 taxes on earnings from continuing operations include $234 million of tax benefit related to the resolution of various tax positions from previous years. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. Taxes on earnings from continuing operations in 2012 reflect the $472 million effect of the tax rate applied to Abbott's net debt extinguishment loss, as well as the recognition of $212 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to a prior year. Taxes on earnings from continuing operations in 2011 reflect the recognition of $168 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years. Exclusive of these discrete items, the effective rates are lower than the U.S. federal statutory rate of 35 percent due primarily to the benefit of lower tax rates and tax exemptions on foreign income that reduced the tax rates by 18.0, 75.7, and 14.9 percentage points in 2013, 2012 and 2011, respectively. The tax rate reductions are primarily derived from operations in Puerto Rico, Switzerland, Ireland and Singapore where Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions. See Note 13 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

        In 2014 Abbott expects to repatriate approximately $2 billion of 2014 earnings generated outside the U.S. Abbott also expects to be able to accelerate the utilization of deferred tax assets and thereby reduce the cash taxes due in the U.S. on this repatriation to no more than $150 million. This repatriation is projected to result in approximately $550 to $600 million of additional tax expense in Abbott's 2014 Statement of Earnings. Excluding the tax effect of this repatriation, Abbott expects to apply an annual effective rate of approximately 19 percent to 2014 results.

Separation of AbbVie Inc.

        On November 28, 2012, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of AbbVie Inc. (AbbVie), the company formed to hold Abbott's research-based proprietary pharmaceuticals business. For each Abbott common share held at the close of business on December 12, 2012, Abbott shareholders received one share of AbbVie stock on January 1, 2013. Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

        The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line. Discontinued operations include the results of AbbVie's business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by Abbott to AbbVie. Discontinued operations also include other costs incurred by Abbott to separate AbbVie as well as an allocation of interest assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013.

        The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013: (in billions)

Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.1

26.6

Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.2
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1

23.9

Net Assets Transferred to AbbVie Inc.	$2.7

        In addition, approximately $1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

        In 2013, discontinued operations includes a favorable adjustment to tax expense of $193 million as a result of the resolution of various tax positions pertaining to 2010 related to AbbVie's operations. Summarized financial information for discontinued operations for 2012 and 2011 is as follows:

	Year Ended December 31
(in millions)	2012	2011
Net sales	$18,380	$17,444
Earnings before taxes	5,958	3,963
Taxes on earnings	574	361
Net earnings	5,384	3,602

        Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing various services to each other on an interim transitional basis. Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient. Services being provided by Abbott include certain information technology and back office support. Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie's operations.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2013, the assets and liabilities held for disposition consist of inventories of $243 million, trade accounts receivable of $163 million, other current assets of $32 million, equipment of $28 million, other assets of $38 million, trade accounts payable and accrued liabilities of $386 million and other liabilities of $7 million. Abbott's obligation to transfer the net assets held for disposition to AbbVie of $111 million is included in Other accrued liabilities.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans. See notes 8 and 12 for additional information.

Research and Development Programs

        Abbott currently has numerous pharmaceutical, medical device, diagnostic and nutritional products in development.

Research and Development Process

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

        The regulatory requirements for diagnostic products vary across different countries and geographic regions. In the U.S., the FDA classifies diagnostic products into classes (I, II, or III) and the classification determines the regulatory process for approval. While the Diagnostics segment has products in all three classes, the vast majority of its products are categorized as Class I or Class II. Submission of a separate regulatory filing is not required for Class I products. Class II devices typically require pre-market notification to the FDA through a regulatory filing known as a 510(k) submission. Most Class III products are subject to the FDA's Pre-Marketing Approval (PMA) requirements. Other Class III products, such as those used to screen blood, require the submission and approval of a Biological License Application (BLA).

        In the EU, diagnostic products are also categorized into different categories and the regulatory process, which is governed by the European InVitro Diagnostic Medical Device Directive, depends upon the category. Certain product categories require review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to show compliance with the Directive. Other products only require a self-certification process.

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

Areas of Focus

        In 2014 and beyond, Abbott's significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott is actively working on development plans for about 20 - 30 key brands. Depending on the product, the development activities focus on new data, markets, formulations, combinations, or indications. Abbott focuses on building country-specific portfolios made up of global and local pharmaceutical brands that best meet each local market's needs. Over the next several years, Established Pharmaceuticals will work to expand its product portfolio in its key markets through further geographic expansion of existing brands, new product enhancements, and strategic licensing activities.

Vascular — Ongoing projects in the pipeline include:

  •
  XIENCE Xpedition, our latest drug-eluting stent (DES) with enhanced deliverability and an expanded size matrix. It utilizes the XIENCE PRIME stent, everolimus and biocompatible coating technology but incorporates new catheter technology for improved deliverability. XIENCE Xpedition received U.S. regulatory approval in December 2012 and is also available in Europe and parts of Asia and Latin America. In 2013, Abbott continued to expand DES size offerings. XIENCE Xpedition 48 received CE regulatory approval in May 2013, making it the longest length DES among major brands. XIENCE Xpedition 2.0 mm diameter received CE regulatory approval in December 2013, making it the smallest diameter DES among major brands.

  •
  Absorb, the world's first drug eluting bioresorbable vascular scaffold (BVS) device for the treatment of coronary artery disease that is gradually resorbed into the vessel wall. In 2013 Abbott made significant progress in enrolling patients in clinical trials for regulatory approval in the United States and China, and completed enrollment in trials in Japan in December 2013.

  •
  MitraClip device for the treatment of mitral regurgitation (MR). In October 2013 MitraClip received U.S. regulatory approval for patients with significant symptomatic degenerative MR who are at prohibitive risk for mitral valve surgery. Mitraclip is also available in Europe, parts of Asia, the Middle East and Latin America. Abbott expects to seek product approval in additional markets in 2014. In addition, Abbott will continue clinical development of the MitraClip therapy including the COAPT trial, a landmark, prospective, randomized trial in the United States that will evaluate the impact of MitraClip treatment on the progression of heart failure.

  •
  SUPERA Veritas self-expanding nitinol stent system which was acquired as part of the acquisition of IDEV Technologies in August 2013. With its proprietary interwoven wire technology, SUPERA Veritas is designed based on biomimetic principles to mimic the body's natural movement. It received CE Mark in Europe for treating blockages in blood vessels due to peripheral artery disease (PAD). In the U.S., SUPERA Veritas is cleared only for the treatment of biliary strictures (narrowing of a bile duct) related to cancer. It is currently being reviewed by the U.S. Food and Drug Administration under a Premarket Approval application for treatment of the superficial femoral and proximal popliteal arteries, which are the main arteries in the thigh that supply blood to lower extremities. Abbott plans to continue development of SUPERA's size matrix and next generation delivery system.

  •
  Coronary and endovascular guide wires. Abbott's HT Pilot and HT Progress guide wire families received FDA clearance for the Chronic Total Occlusions (CTO) indication in January 2013.

Medical Optics — Abbott is developing a number of new products for patients undergoing cataract surgery, which are designed to improve physician efficiency and patient outcomes. In 2013 Abbott's Tecnis Toric monofocal intraocular lens, which combines the optical qualities of the Tecnis design with astigmatism correction, was approved in the U.S., China and Japan. In addition, a preloaded version of the Tecnis 1 piece monofocal IOL was approved in the U.S., Canada and India and a preloaded version of the Tecnis 1 piece multifocal IOL was approved in Canada, Europe and Japan. Preloaded technology enables insertion of the Tecnis 1 piece IOL with an easy to use, disposable insertion system. Other products that received regulatory approval in Japan included the Tecnis OptiBlue monofocal IOL in a standard cartridge insertion system as well as the preloaded version. The iDesign advanced vision diagnostic and LASIK treatment planning system, previously approved in Europe in 2012, received approval in Canada and a number of Latin American and Asian countries. In 2014, Abbott plans to continue to work to introduce new products, including the launch of new pre-loaded IOLs, which are designed to improve the ease of use for the cataract surgeon.

Molecular Diagnostics — Various new molecular in vitro diagnostic (IVD) products, including oncology and infectious disease assays and a next generation instrument system are in various stages of development and commercialization. Abbott's companion diagnostic test for an ALK gene rearrangement test for non-small-cell lung cancer has been approved in more than 69 countries around the world and now includes options for automated processing and image analysis. Abbott's companion diagnostic program continues to expand and includes collaborative efforts with multiple major pharmaceutical companies. An automated assay to genotype HCV-infected patients to aid in the choice of an appropriate therapy was approved by the FDA. In addition, automated IVD assays for Flu A/B/RSV, C.difficle, and VanR were launched in many countries around the world. Assays for infectious diseases including MTB and MTB drug resistance and for oncology including KRAS and BRAF mutation detection are in development.

Core Laboratory Diagnostics — Abbott is working on the development of next-generation blood screening, hematology, and immunochemistry instrument systems, as well as assays in various areas including infectious disease, cardiac care, metabolics, oncology, and automation solutions to increase efficiency in laboratories.

Diabetes Care — In the third quarter of 2013, Abbott received CE Mark in Europe for its FreeStyle Precision Neo monitoring system, a new icon-driven system with visual glucose trend indicators and insulin logging. In the second half of 2013, Abbott received both CE Mark in Europe and FDA approval for Precision Pro, a hospital glucose monitoring system which provides improved accuracy and dual-band wireless access to immediate test results. Abbott is also developing a new sensor based system that it expects to submit for approval in Europe in 2014.

Nutrition — Abbott is focusing its research and development spend on six benefit platforms that span the pediatric, adult and performance nutrition areas: immunity, cognition, lean body mass, inflammation, metabolism and tolerance. Numerous new products that build on advances in these benefit platforms are currently under development, including clinical outcome testing, and are expected to be launched over the coming years.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2013 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the development of pharmaceutical and medical device products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spend equal to approximately 6 percent to 7 percent of sales each year. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

        At December 31, 2013, goodwill recorded as a result of business combinations totaled $9.8 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit. While the fair value of the Medical Optics business exceeds its carrying value, extended economic pressure on government-reimbursed cataract procedures in Europe and on the global LASIK surgery business as well as longer regulatory approval timelines for products currently under development, the integration of OptiMedica and the negative impact of foreign currency movements could result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $3.3 billion, $9.3 billion and $9.0 billion in 2013, 2012 and 2011, respectively. The decrease in Net cash from operating activities in 2013 was due to the separation of AbbVie on January 1, 2013. Net cash from operating activities in 2013 reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie and $724 million of contributions to defined benefit pension plans. The income tax component of operating cash flow in 2013, 2012 and 2011 includes $427 million, $408 million and $580 million, respectively, of noncash tax benefits related to the favorable resolution of various tax positions pertaining to prior years and 2013 also includes a $103 million tax benefit for the retroactive impact of U.S. tax law changes, which is expected to be realized in future years. Trade accounts payable and other liabilities in Net cash from operating activities in 2012 includes the payment of approximately $1.5 billion related to a litigation accrual recorded in 2011 related to the business operations of AbbVie. This was partially offset by increases in other liabilities, primarily restructuring reserves.

        While substantially all cash and cash equivalents at December 31, 2013, 2012 and 2011 is considered reinvested indefinitely in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the U.S., Abbott would be required to accrue and pay U.S. income taxes to repatriate these funds. Abbott believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2013 can be considered to be reinvested indefinitely.

        Abbott funded $724 million in 2013, $379 million in 2012 and $394 million in 2011 to defined benefit pension plans. Abbott expects pension funding of approximately $400 million in 2014 for its pension plans, of which approximately $300 million relates to its main domestic pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2013 Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017.

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

        In October 2008, the board of directors authorized the purchase of up to $5 billion of Abbott's common shares from time to time. Under this authorization, 33.0 million and 37.0 million shares were purchased in 2013 and 2012 at a cost of approximately $1.2 billion and $2.2 billion, respectively. No additional purchases of common shares will be made from this authorization. In June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott's common shares from time to time and 10.5 million shares were purchased under this authorization at a cost of $388 million in 2013. Abbott has indicated that it plans to purchase over $2 billion of additional shares from time to time in 2014.

        Abbott declared dividends of $0.64 per share in 2013 compared to $1.67 per share in 2012. Dividends paid were $882 million in 2013 compared to $3.2 billion in 2012. The year-over-year change in dividends reflects the impact of the separation of AbbVie in January 2013. In October 2013, Abbott announced an increase in the company's quarterly dividend to $0.22 per share from $0.14 per share, representing an increase of 57 percent. This increase took effect with the dividend paid in February 2014 to shareholders of record at the close of business on January 15, 2014.

Working Capital

        The reduction of cash and cash equivalents from $10.8 billion at December 31, 2012 to $3.5 billion at December 31, 2013 reflects the transfer of $5.9 billion of cash and cash equivalents to AbbVie as part of the separation on January 1, 2013. Working capital was $9.7 billion at December 31, 2013 and $18.0 billion at December 31, 2012. The decrease in working capital in 2013 was due to the transfer of approximately $9 billion of working capital to AbbVie on January 1, 2013 as part of the separation. See note 2 — Separation of AbbVie for additional information.

        Substantially all of Abbott's trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems. The collection of outstanding receivables in these countries held steady or improved in 2013 depending upon the country. As a result, governmental receivables in these four countries accounted for approximately 1 percent of Abbott's total assets and 12 percent of total net trade receivables as of December 31, 2013. The latter is down from 16 percent as of December 31 2012.

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

Capital Expenditures

        Capital expenditures of $1.1 billion in 2013, $1.8 billion in 2012 and $1.5 billion in 2011 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers. The 2013 decrease reflects the separation of AbbVie at the beginning of 2013.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2013.

	Payments Due By Period
	Total	2014	2015-2016	2017-2018	2019 and Thereafter
	(in millions)
Long-term debt, including current maturities	$3,397	$9	$13	$2	$3,373
Interest on debt obligations	2,977	181	350	349	2,097
Operating lease obligations	628	140	219	131	138
Capitalized auto lease obligations	40	13	27	—	—
Purchase commitments (a)	2,295	2,118	158	15	4
Other long-term liabilities	1,272	—	771	354	147

Total (b)	$10,609	$2,461	$1,538	$851	$5,759

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Unrecognized tax benefits totaling $1.3 billion are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 13 — Taxes on Income for further details. The company has employee benefit obligations consisting of pensions and other postemployment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and postretirement plans, including funding matters is included in Note 12 — Post-employment Benefits.

Contingent Obligations

        Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies, which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. The market value of these investments was approximately $26 million and $76 million as of December 31, 2013 and 2012, respectively. The decrease is due to the sale of securities. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2013 by approximately $5 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $67 million and $137 million as of December 31, 2013 and 2012, respectively. The decrease of non-publicly traded securities is due to the separation of AbbVie on January 1, 2013. No individual investment is recorded at a value in excess of $20 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2013 and 2012, Abbott had interest rate hedge contracts totaling $1.5 billion and $9.5 billion, respectively, to manage its exposure to changes in the fair value of debt. $8.0 billion of these contracts related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013. The effect of these hedges is to change the fixed interest rate to a variable rate. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2013, Abbott had $2.5 billion of domestic commercial paper outstanding with an average annual interest rate of 0.13% with an average remaining life of 34 days. The fair value of long-term debt at December 31, 2013 and 2012 amounted to $3.9 billion and $19.6 billion, respectively (average interest rates of 5.3% and 2.9% as of December 31, 2013 and 2012, respectively) with maturities through 2040. At December 31, 2013 and 2012, the fair value of current and long-term investment securities amounted to approximately $4.7 billion. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or market values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve months. At December 31, 2013 and 2012, Abbott held $137 million and $1.6 billion, respectively, of such contracts, which all mature in the following calendar year. Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2013 and 2012, Abbott held $13.8 billion and $18.2 billion, respectively, of such contracts, which mature in the next twelve months. $4.3 billion of these contracts were transferred to AbbVie as part of the separation on January 1, 2013.

        Abbott has designated foreign denominated short-term debt of approximately $505 million and approximately $615 million as of December 31, 2013 and 2012, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2013 and 2012: (dollars in millions)

	2013			2012
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$6,208	1.3735	$(4)	$11,349	1.317	$(4)
British Pound	1,181	1.624	1	1,318	1.621	1
Japanese Yen	1,865	99.0	12	2,624	81.2	9
Canadian Dollar	191	1.06	1	332.992		1
All other currencies	4,446	N/A	(1)	4,169	N/A	(33)

Total	$13,891		$9	$19,792		$(26)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2013	2012	2011
Net Sales	$21,848	$21,494	$21,407

Cost of products sold	10,040	9,817	10,017
Amortization of intangible assets	791	795	884
Research and development	1,452	1,544	1,512
Selling, general and administrative	6,936	7,444	7,365

Total Operating Cost and Expenses	19,219	19,600	19,778

Operating Earnings	2,629	1,894	1,629
Interest expense	157	347	359
Interest income	(67)	(59)	(65)
Net loss on extinguishment of debt	—	1,351	—
Net foreign exchange (gain) loss	50	(25)	(20)
Other (income) expense, net	(32)	(25)	119

Earnings from Continuing Operations Before Taxes	2,521	305	1,236
Taxes on Earnings from Continuing Operations	138	(274)	110

Earnings from Continuing Operations	2,383	579	1,126
Earnings from Discontinued Operations, net of tax	193	5,384	3,602

Net Earnings	$2,576	$5,963	$4,728

Basic Earnings Per Common Share —
Continuing Operations	$1.52	$0.36	$0.72
Discontinued Operations	0.12	3.40	2.31
Net Earnings	$1.64	$3.76	$3.03
Diluted Earnings Per Common Share —
Continuing Operations	$1.50	$0.36	$0.72
Discontinued Operations	0.12	3.36	2.29
Net Earnings	$1.62	$3.72	$3.01
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,558	1,575	1,557
Dilutive Common Stock Options and Awards	16	17	10

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,574	1,592	1,567

Outstanding Common Stock Options Having No Dilutive Effect	1	1	27

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2013	2012	2011
Net Earnings	$2,576	$5,963	$4,728
Less: Earnings from Discontinued Operations, net of tax	193	5,384	3,602

Earnings from Continuing Operations	2,383	579	1,126

Foreign currency translation (loss) adjustments	(239)	(181)	(523)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $393 in 2013, $(253) in 2012 and $(380) in 2011	882	(715)	(503)
Unrealized (losses) gains on marketable equity securities, net of taxes of $(10) in 2013, $11 in 2012 and $(1) in 2011	(18)	19	(2)
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $(13) in 2013, $(21) in 2012 and $28 in 2011	(53)	(91)	111

Other Comprehensive Income (Loss) from Continuing Operations	572	(968)	(917)

Comprehensive Income (Loss) from Continuing Operations	2,955	(389)	209
Comprehensive Income from Discontinued Operations	193	5,355	3,289

Comprehensive Income	$3,148	$4,966	$3,498

Supplemental Accumulated Other Comprehensive Income Information, net of tax as of December 31:
Cumulative foreign currency translation loss adjustments	$(718)	$(79)	$(72)
Net actuarial (losses) and prior service (cost) and credits	(1,312)	(3,596)	(2,731)
Cumulative unrealized gains on marketable equity securities	13	31	38
Cumulative gains on derivative instruments designated as cash flow hedges	5	50	168

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2013	2012	2011
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,576	$5,963	$4,728
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	928	1,363	1,395
Amortization of intangible assets	791	1,419	1,649
Share-based compensation	262	433	383
Acquired in-process and collaborations research and development	—	288	672
Investing and financing (gains) losses, net	4	356	142
Net loss on extinguishment of debt	—	1,351	—
Trade receivables	(113)	36	(670)
Inventories	(154)	(417)	(130)
Prepaid expenses and other assets	131	(35)	413
Trade accounts payable and other liabilities	(436)	(134)	1,790
Income taxes	(665)	(1,309)	(1,402)

Net Cash From Operating Activities	3,324	9,314	8,970

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,145)	(1,795)	(1,491)
Acquisitions of businesses and technologies, net of cash acquired	(580)	(706)	(273)
Purchases of investment securities	(10,064)	(11,998)	(5,110)
Proceeds from sales of investment securities	7,839	8,936	5,649
Release of restricted funds	—	—	1,870
Other	21	3	16

Net Cash (Used in) From Investing Activities	(3,929)	(5,560)	661

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	2,086	784	(1,965)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	9	14,700	1,000
Repayments of long-term debt and debt with maturities over 3 months	(303)	(11,071)	(3,012)
Acquisition and contingent consideration payments related to business acquisitions	(495)	(521)	(400)
Transfer of cash and cash equivalents to AbbVie Inc.	(5,901)	—	—
Purchases of common shares	(1,605)	(2,364)	(77)
Proceeds from stock options exercised, including income tax benefit	395	1,850	969
Dividends paid	(882)	(3,183)	(2,938)

Net Cash (Used in) From Financing Activities	(6,696)	195	(6,423)

Effect of exchange rate changes on cash and cash equivalents	(26)	40	(43)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,327)	3,989	3,165
Cash and Cash Equivalents, Beginning of Year	10,802	6,813	3,648

Cash and Cash Equivalents, End of Year	$3,475	$10,802	$6,813

Supplemental Cash Flow Information:
Income taxes paid	$1,039	$1,367	$1,782
Interest paid	148	576	545

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$3,475	$10,802
Investments, primarily bank time deposits and U.S. treasury bills	4,623	4,372
Trade receivables, less allowances of — 2013: $312; 2012: $406	3,986	7,613
Inventories:
Finished products	1,866	2,346
Work in process	349	629
Materials	478	818

Total inventories	2,693	3,793
Deferred income taxes	2,528	2,986
Other prepaid expenses and receivables	1,504	1,757
Current assets held for disposition	438	—

Total Current Assets	19,247	31,323

Investments	119	274

Property and Equipment, at Cost:
Land	502	605
Buildings	2,994	4,259
Equipment	8,506	13,111
Construction in progress	868	954

	12,870	18,929
Less: accumulated depreciation and amortization	6,965	10,866

Net Property and Equipment	5,905	8,063

Intangible Assets, net of amortization	5,735	8,588
Goodwill	9,772	15,774
Deferred Income Taxes and Other Assets	2,109	3,213
Non-current Assets Held for Disposition	66	—

	$42,953	$67,235

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2013	2012
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$3,164	$2,082
Trade accounts payable	1,026	1,797
Salaries, wages and commissions	906	1,428
Other accrued liabilities	3,500	6,788
Dividends payable	341	221
Income taxes payable	175	655
Current portion of long-term debt	9	309
Current liabilities held for disposition	386	—

Total Current Liabilities	9,507	13,280

Long-term Debt	3,388	18,085

Post-employment Obligations and Other Long-term Liabilities	4,784	9,057

Non-current Liabilities Held for Disposition	7	—

Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2013: 1,685,827,096; 2012: 1,675,930,484;	12,048	11,755
Common shares held in treasury, at cost — Shares: 2013: 137,728,810; 2012: 99,262,992	(6,844)	(5,591)
Earnings employed in the business	21,979	24,151
Accumulated other comprehensive income (loss)	(2,012)	(3,594)

Total Abbott Shareholders' Investment	25,171	26,721
Noncontrolling Interests in Subsidiaries	96	92

Total Shareholders' Investment	25,267	26,813

	$42,953	$67,235

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2013	2012	2011
Common Shares:
Beginning of Year
Shares: 2013: 1,675,930,484; 2012: 1,638,870,201; 2011: 1,619,689,876	$11,755	$9,817	$8,745
Issued under incentive stock programs
Shares: 2013: 9,896,612; 2012: 37,060,283; 2011: 19,180,325	393	1,854	954
Share-based compensation	261	435	382
Issuance of restricted stock awards	(361)	(351)	(264)

End of Year
Shares: 2013: 1,685,827,096; 2012: 1,675,930,484; 2011: 1,638,870,201	$12,048	$11,755	$9,817

Common Shares Held in Treasury:
Beginning of Year
Shares: 2013: 99,262,992; 2012: 68,491,382; 2011: 72,705,928	$(5,591)	$(3,688)	$(3,917)
Issued under incentive stock programs
Shares: 2013: 5,718,575; 2012: 6,691,748; 2011: 4,638,841	310	363	250
Purchased
Shares: 2013: 44,184,393; 2012: 37,463,358; 2011: 424,295	(1,563)	(2,266)	(21)

End of Year
Shares: 2013: 137,728,810; 2012: 99,262,992; 2011: 68,491,382	$(6,844)	$(5,591)	$(3,688)

Earnings Employed in the Business:
Beginning of Year	$24,151	$20,907	$19,216
Net earnings	2,576	5,963	4,728
Separation of AbbVie Inc.	(3,735)	—	—
Cash dividends declared on common shares (per share — 2013: $0.64; 2012: $1.67; 2011: $1.92)	(1,002)	(2,650)	(3,012)
Effect of common and treasury share transactions	(11)	(69)	(25)

End of Year	$21,979	$24,151	$20,907

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(3,594)	$(2,597)	$(1,367)
Separation of AbbVie Inc.	1,010	—	—
Other comprehensive income (loss)	572	(997)	(1,230)

End of Year	$(2,012)	$(3,594)	$(2,597)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$92	$86	$88
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	4	6	(2)

End of Year	$96	$92	$86

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CHANGES IN PRESENTATION DUE TO ABBVIE SEPARATION — On January 1, 2013, Abbott completed the separation of AbbVie Inc., which was formed to hold Abbott's research-based proprietary pharmaceuticals business. The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013. See Note 2 for additional information.

        BASIS OF CONSOLIDATION AND CHANGE IN ACCOUNTING PRINCIPLE — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions. Prior to January 1, 2011, the accounts of foreign subsidiaries were consolidated based on a fiscal year ended November 30 due to the time needed to consolidate these subsidiaries. Effective January 1, 2011, the one month lag in the consolidation of the accounts of foreign subsidiaries was eliminated and the year-end of foreign subsidiaries was changed to December 31. Abbott believes that the change in accounting principle related to the elimination of the one month reporting lag is preferable because it results in more contemporaneous reporting of the results of foreign subsidiaries. In accordance with applicable accounting literature, a change in subsidiaries' year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2009, and thus, those results have not been revised. A charge of $137 million was recorded in 2011 to recognize the cumulative immaterial impacts to 2009 and 2010 of which $37 million is recognized in the results of discontinued operations.

        The Consolidated Statements of Cash Flows for 2012 and 2011 have been appropriately revised to reflect acquisition and contingent consideration payments related to certain business acquisitions as cash flow used in financing activities. The amounts had been previously reflected as cash flow used in investing activities.

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

        FOREIGN CURRENCY TRANSLATION — The statements of earnings of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the period. The net assets of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using exchange rates as of the balance sheet date. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of accumulated other comprehensive income (loss). Transaction gains and losses are recorded in earnings and were not significant for any of the periods presented.

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

        EARNINGS PER SHARE — Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2013, 2012 and 2011 were $2.366 billion, $575 million and $1.123 billion, respectively. Net earnings allocated to common shares in 2013, 2012 and 2011 were $2.558 billion, $5.917 billion and $4.714 billion, respectively.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

        PRODUCT LIABILITY — Abbott accrues for product liability claims when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The liabilities are adjusted quarterly as additional information becomes available. Receivables for insurance recoveries for product liability claims are recorded as assets, on an undiscounted basis, when it is probable that a recovery will be realized. Product liability losses are self-insured.

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

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations. Governmental accounts in Italy, Spain, Greece and Portugal accounted for 12 percent and 16 percent of total net trade receivables as of December 31, 2013 and 2012 respectively. Product warranties are not significant.

        Abbott has no material exposures to off-balance sheet arrangements; no special purpose entities; nor activities, that include non-exchange-traded contracts accounted for at fair value. Abbott has periodically entered into agreements in the ordinary course of business, such as assignment of product rights, with other companies, which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events.

        RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — In February 2013, the FASB issued a standard pertaining to the reporting of amounts reclassified out of accumulated other comprehensive income (AOCI). The standard requires that an entity provide, by component, information regarding the amounts reclassified out of AOCI and the line items in the statement of operations to which the amounts were reclassified. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. Abbott's adoption of this guidance in the first quarter of 2013 did not have a material impact on our results of operations or financial position.

Note 2 — Separation of AbbVie Inc.

        On November 28, 2012, Abbott's board of directors declared a special dividend distribution of all of the outstanding shares of common stock of AbbVie Inc. (AbbVie), the company formed to hold Abbott's

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Separation of AbbVie Inc. (Continued)

research-based proprietary pharmaceuticals business. For each Abbott common share held at the close of business on December 12, 2012, Abbott shareholders received one share of AbbVie stock on January 1, 2013. Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

        The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line. Discontinued operations include the results of AbbVie's business except for certain corporate overhead costs and certain costs associated with transition services that will be provided by Abbott to AbbVie. Discontinued operations also includes other costs incurred by Abbott to separate AbbVie as well as an allocation of interest assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013.

        The following is a summary of the assets and liabilities transferred to AbbVie as part of the separation on January 1, 2013:

(in billions)
Assets:
Cash and cash equivalents	$5.9
Investments	2.2
Trade receivables, less allowances	3.2
Inventories	0.7
Prepaid expenses, deferred income taxes, and other current receivables	2.9
Net property and equipment	2.2
Intangible assets, net of amortization	2.3
Goodwill	6.1
Deferred income taxes and other assets	1.1

26.6

Liabilities:
Short-term borrowings	1.0
Trade accounts payable and other current liabilities	5.2
Long-term debt	14.6
Post-employment obligations, deferred income taxes and other long-term liabilities	3.1

23.9

Net Assets Transferred to AbbVie Inc.	$2.7

        In addition, approximately $1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

        In 2013, there are no operating results related to discontinued operations other than a favorable adjustment to tax expense of $193 million as a result of the resolution of various tax positions related to

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Separation of AbbVie Inc. (Continued)

AbbVie's operations prior to separation. Summarized financial information for discontinued operations for 2012 and 2011 is as follows:

	Year Ended December 31
(in millions)	2012	2011
Net sales	$18,380	$17,444
Earnings before taxes	5,958	3,963
Taxes on earnings	574	361
Net earnings	5,384	3,602

        Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing various services to each other on an interim transitional basis. Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient. Services being provided by Abbott include certain information technology and back office support. Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie's operations.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 with the remainder transferring in 2014. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2013, the assets and liabilities held for disposition consist of inventories of $243 million, trade accounts receivable of $163 million, other current assets of $32 million, equipment of $28 million, other assets of $38 million, trade accounts payable and accrued liabilities of $386 million and other liabilities of $7 million. Abbott's obligation to transfer the net assets held for disposition to AbbVie of $111 million is included in Other accrued liabilities.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans. See notes 8 and 12 for additional information.

Note 3 — Supplemental Financial Information

        Other (income) expense, net, for 2013 primarily relates to gains from the sales of equity securities. The loss on the extinguishment of debt of $1.35 billion in 2012 relates to the early redemption of $7.7 billion of long-term notes. The loss consists of the premium paid on the notes and the write off of deferred financing costs totaling $1.83 billion and was partially offset by a gain of $479 million related to the unwinding of interest rate swaps related to a portion of the debt. As discussed in Note 1, Other

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Supplemental Financial Information (Continued)

(income) expense, net, for 2011 includes a charge of $100 million to recognize the cumulative immaterial impacts to 2009 and 2010 relating to the change in year end for foreign subsidiaries.

        The detail of various balance sheet components is as follows:

	2013	2012
	(in millions)
Long-term Investments:
Equity securities	$93	$213
Other	26	61

Total	$119	$274

        The reduction in long-term investments from December 31, 2012 to December 31, 2013 is due primarily to the separation of AbbVie on January 1, 2013.

	2013	2012
	(in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$136	$1,020
Accrued other rebates (a)	220	1,079
All other (b)	3,144	4,689

Total	$3,500	$6,788

(a)
Accrued wholesaler chargeback rebates of approximately $90 millon and $300 million at December 31, 2013 and 2012, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products. The reduction in the chargeback rebates from December 31, 2012 to December 31, 2013 is primarily due to the separation of AbbVie on January 1, 2013.

(b)
2013 and 2012 includes acquisition consideration payable of approximately $400 million related primarily to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

	2013	2012
	(in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$1,818	$4,871
Deferred income taxes	466	710
All other (c)	2,500	3,476

Total	$4,784	$9,057

(c)
2013 includes $1.3 billion of gross unrecognized tax benefits, as well as $70 million of acquisition consideration payable. 2012 includes $1.4 billion of gross unrecognized tax benefits, as well as acquisition consideration payable of $385 million related to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Accumulated Other Comprehensive Income

        The components of the changes in accumulated other comprehensive income from continuing operation, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains on Marketable Equity Securities	Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2012	$(79)	$(3,596)	$31	$50	$(3,594)

Separation of AbbVie	(400)	1,402	—	8	1,010

Other comprehensive income (loss) before reclassifications	(239)	771	22	(23)	531
Income (loss) amounts reclassified from accumulated other comprehensive income (a)	—	111	(40)	(30)	41

Net current period comprehensive income (loss) from continuing operations	(239)	882	(18)	(53)	572

Balance at December 31, 2013	$(718)	$(1,312)	$13	$5	$(2,012)

(a)
Reclassified amounts for foreign currency translation are recorded in the Consolidated Statement of Earnings as Net Foreign exchange loss (gain); gains on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of product sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit plan cost — see Note 12 for additional information.

Note 5 — Business Acquisitions

        In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott's endovascular portfolio. The allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $170 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $66 million, non-deductible goodwill of approximately $123 million and net deferred tax liabilities of $56 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Business Acquisitions (Continued)

        In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market. The allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $160 million; non-deductible acquired in-process research and development of approximately $60 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $151 million, net deferred tax liabilities of $70 million and contingent consideration of approximately $70 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist primarily of developed technology that is being amortized over 18 years.

        The preliminary allocations of fair value of these acquisitions will be finalized when valuations are completed. Had the above acquisitions taken place on January 1 of the previous year, consolidated net sales and income would not have been significantly different from reported amounts.

Note 6 — Goodwill and Intangible Assets

        Abbott recorded goodwill of approximately $274 million in 2013 related to the acquisitions of IDEV Technologies and OptiMedica. Goodwill related to the IDEV acquisition was allocated to the Vascular Products segment and goodwill related to OptiMedica was allocated to a non-reportable segment. Foreign currency translation and other adjustments decreased goodwill in 2013 and 2011 by $168 million and $225 million, respectively, and increased goodwill in 2012 by $69 million. In addition, in connection with the separation of AbbVie on January 1, 2013, Abbott transferred approximately $6.1 billion of goodwill to AbbVie. The amount of goodwill related to reportable segments at December 31, 2013 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $444 million for the Diagnostic Products segment, and $3.1 billion for the Vascular Products segment. Other than the effects of the separation of AbbVie, there were no reductions of goodwill relating to the disposal of all or a portion of a business. There was no reduction of goodwill relating to impairments.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $12.2 billion and $17.6 billion as of December 31, 2013 and 2012, respectively, and accumulated amortization was $6.8 billion and $9.7 billion as of December 31, 2013 and 2012, respectively. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $266 million and $691 million at December 31, 2013 and 2012, respectively. Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $5.7 billion, $3.8 billion and $417 million, respectively, were transferred to AbbVie as part of the separation on January 1, 2013. In 2012 and 2011, Abbott recorded impairment charges of $69 million and $125 million, respectively, for certain research and development assets due to changes in the projected development and regulatory timelines for the projects. The charges relate to non-reportable segments. Discounted cash flow analysis was used to analyze fair value and the charges are included in research and development expenses.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2013 is approximately $711 million in 2014, $652 million in 2015, $636 million in 2016, $635 million in 2017 and $505 million in 2018. Amortizable intangible assets are amortized over 2 to 20 years (average 11 years).

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Restructuring Plans

        In 2013, Abbott management approved a plan to reduce costs and improve efficiencies across various functional areas as well as a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In addition, in 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $78 million in 2013 and $167 million in 2012. Additional charges of approximately $4 million in 2013 and $22 million in 2012 were also recorded primarily for asset impairments. Approximately $35 million in 2013 and $70 million in 2012 are recorded in Cost of products sold and approximately $47 million in 2013 and $119 million as Selling, general and administrative expense in 2012. No significant cash payments were made during 2012 relating to the 2012 actions. The following summarizes the activity for these restructurings: (in millions)

Restructuring charges recorded in 2012	$167
Restructuring charges recorded in 2013	78
Payments and other adjustments	(97)

Accrued balance at December 31, 2013	$148

        In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee severance charges of approximately $11 million. In 2011, Abbott recorded charges of approximately $194 million reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $11 million in 2013 and $18 million in 2011 are classified as Cost of products sold. The remaining 2011 charge of $176 million related to businesses transferred to AbbVie and is being recognized in the results of discontinued operations.

        The following summarizes the activity for these restructurings: (in millions)

Accrued balance at January 1, 2011	$77
2011 restructuring charges	194
Payments, impairments and other adjustments	(94)

Accrued balance at December 31, 2011	177
Payments, impairments and other adjustments	(48)

Accrued balance at December 31, 2012	129
Transfer of liability to AbbVie	(62)
Restructuring charges	11
Payments and other adjustments	(58)

Accrued balance at December 31, 2013	$20

        An additional $41 million, $110 million and $25 million were recorded in 2013, 2012 and 2011, respectively, relating to these restructurings, primarily for accelerated depreciation.

        In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay's pharmaceuticals business. These plans streamline operations, improve efficiencies and reduce costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Restructuring Plans (Continued)

organizations in various countries. In 2012, Abbott recorded a charge of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility. These charges are related to businesses transferred to AbbVie and are being recognized in the results of discontinued operations. The accrued restructuring reserves of $115 million at December 31, 2012 related to these actions were transferred to AbbVie on January 1, 2013 as part of the separation. As such, there are no remaining accruals being reported in Abbott's balance sheet as of December 31, 2013.

        In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business. In 2011, a charge of $28 million was recorded in Cost of products sold. The following summarizes the activity for these restructurings: (in millions)

Accrued balance at January 1, 2011	$88
2011 restructuring charge	28
Payments and other adjustments	(37)

Accrued balance at December 31, 2011	79
Payments and other adjustments	(23)

Accrued balance at December 31, 2012	56
Payments and other adjustments	(15)

Accrued balance at December 31, 2013	$41

        In addition, charges of approximately $16 million and $42 million were recorded in 2012 and 2011, primarily for accelerated depreciation and product transfer costs.

Note 8 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options, replacement stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2013, Abbott granted 4,733,378 stock options, 918,819 replacement stock options, 848,674 restricted stock awards and 6,412,867 restricted stock units under this program.

        The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. Abbott does not have a policy of purchasing its shares relating to its share-based programs.

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

        At December 31, 2013, approximately 130 million shares were reserved for future grants. Subsequent to year-end, the reserve was reduced by approximately 22 million shares for stock options and restricted stock awards and units granted by the Board of Directors.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2013 and January 1, 2013 was 14,385,221 and $30.13 and 15,728,503 and $25.51, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2013 were 7,261,541 and $34.92, 7,821,999 and $25.36 and 782,824 and $29.34, respectively. The fair market value of restricted stock awards and units vested in 2013, 2012 and 2011 was $274 million, $385 million and $237 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2012 (a)	48,685,273	$24.97	4.0	43,511,651	$24.68	3.7

Granted	5,652,197	34.91
Exercised	(11,370,121)	25.37
Lapsed	(210,009)	31.82

December 31, 2013	42,757,340	$26.15	4.0	36,185,039	$25.02	3.1

(a)
The amount of options outstanding and the weighted average exercise price have been revised to reflect the impact of the AbbVie separation.

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2013 was $525 million and $487 million, respectively. The total intrinsic value of options exercised in 2013, 2012 and 2011 was $120 million, $528 million and $94 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2013 amounted to approximately $153 million, which is expected to be recognized over the next three years.

        Total non-cash compensation expense charged against income from continuing operations in 2013, 2012 and 2011 for share-based plans totaled approximately $262 million, $284 million and $256 million, respectively, and the tax benefit recognized was approximately $84 million, $87 million and $71 million, respectively. Compensation cost capitalized as part of inventory is not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Incentive Stock Program (Continued)

        The fair value of an option granted in 2013, 2012 and 2011 was $5.77, $6.80, and $6.23, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions

	2013	2012	2011
Risk-free interest rate	1.1%	1.2%	2.7%
Average life of options (years)	6.0	6.0	6.0
Volatility	20.0%	21.0%	21.0%
Dividend yield	1.6%	3.6%	4.1%

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

Note 9 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2013	2012
1.2% Notes, due 2015 (1)	$—	$3,500
Variable Rate Notes, due 2015 (1)	—	500
1.75% Notes, due 2017 (1)	—	4,000
2.0% Notes, due 2018 (1)	—	1,000
5.125% Notes, due 2019	947	947
4.125% Notes, due 2020	597	597
2.9% Notes, due 2022 (1)	—	3,100
6.15% Notes, due 2037	547	547
6.0% Notes, due 2039	515	515
5.3% Notes, due 2040	694	694
4.4% Notes, due 2042 (1)	—	2,600
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	88	85

Total, net of current maturities	3,388	18,085
Current maturities of long-term debt	9	309

Total carrying amount	$3,397	$18,394

(1)
These notes were issued by AbbVie Inc. in November 2012. With the separation of AbbVie on January 1, 2013, Abbott no longer has any obligations related to this debt.

        In 2012, Abbott redeemed $7.7 billion of its outstanding notes. Abbott incurred a cost of $1.35 billion to extinguish this debt, net of gains from the unwinding of interest rate swaps related to the debt. In 2012, AbbVie Inc., a wholly owned subsidiary of Abbott, issued $14.7 billion of long-term debt with maturities

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Debt and Lines of Credit (Continued)

ranging from 3 to 30 years. The debt issued by AbbVie Inc. was guaranteed by Abbott with the guarantee expiring when AbbVie Inc. separated from Abbott on January 1, 2013.

        Principal payments required on long-term debt outstanding at December 31, 2013 are $9 million in 2014, $10 million in 2015, $3 million in 2016, $1 million in 2017, $1 million in 2018 and $3.3 billion in 2019 and thereafter.

        At December 31, 2013, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017. Abbott's weighted-average interest rate on short-term borrowings was 0.2% at December 31, 2013 and 0.4% at December 31, 2012 and 2011.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $137 million at December 31, 2013, and $1.6 billion at December 31, 2012, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013. Accumulated gains and losses as of December 31, 2013 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months. The amount of hedge ineffectiveness was not significant in 2013, 2012 and 2011.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2013, 2012 and 2011, Abbott held $13.8 billion, $18.2 billion and $15.7 billion, respectively, of such foreign currency forward exchange contracts. Contracts totaling $4.3 billion were transferred to AbbVie as part of the separation on January 1, 2013.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $505 million, $615 million and $680 million as of December 31, 2013, 2012 and 2011, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $1.5 billion, $9.5 billion and $6.8 billion at December 31, 2013, 2012 and 2011, respectively, to manage its exposure to changes in the fair value of fixed-rate debt. $8.0 billion of the contracts outstanding at December 31, 2012 related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2013, 2012 and 2011 for these hedges.

        Gross unrealized holding gains on available-for-sale equity securities totaled $22 million, $51 million and $64 million at December 31, 2013, 2012 and 2011, respectively.

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
	2013	2012	Balance Sheet Caption	2013	2012	Balance Sheet Caption
			(in millions)
Interest rate swaps designated as fair value hedges	$87	$185	Deferred income taxes and other assets	$—	$80	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	14	22	Other prepaid expenses and receivables	—	11	Other accrued liabilities
Others not designated as hedges	70	98		75	135
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	505	615	Short-term borrowings

	$171	$305		$580	$841

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2013, 2012 and 2011 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2013	2012	2011	2013	2012	2011	Income Statement Caption
	(in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$35	$13	$67	$47	$114	$(44)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	110	65	(30)	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(98)	62	488	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	88	131	(41)	Net foreign exchange (gain) loss

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

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term Investment Securities:
Equity securities	$93	$93	$213	$213
Other	26	24	61	56
Total Long-term Debt	(3,397)	(3,930)	(18,394)	(19,588)
Foreign Currency Forward Exchange Contracts:
Receivable position	84	84	120	120
(Payable) position	(75)	(75)	(146)	(146)
Interest Rate Hedge Contracts:
Receivable position	87	87	185	185
(Payable) position	—	—	(80)	(80)

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2013:
Equity securities	$26	$26	$—	$—
Interest rate swap financial instruments	87	—	87	—
Foreign currency forward exchange contracts	84	—	84	—

Total Assets	$197	$26	$171	$—

Fair value of hedged long-term debt	$1,623	$—	$1,623	$—
Foreign currency forward exchange contracts	75	—	75	—
Contingent consideration related to business combinations	208	—	—	208

Total Liabilities	$1,906	$—	$1,698	$208

December 31, 2012:
Equity securities	$76	$76	$—	$—
Interest rate swap financial instruments	185	—	185	—
Foreign currency forward exchange contracts	120	—	120	—

Total Assets	$381	$76	$305	$—

Fair value of hedged long-term debt	$9,632	$—	$9,632	$—
Interest rate swap financial instruments	80	—	80	—
Foreign currency forward exchange contracts	146	—	146	—
Contingent consideration related to business combinations	323	—	—	323

Total Liabilities	$10,181	$—	$9,858	$323

        The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs. The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange and other changes in fair value.

Note 11 — Litigation and Environmental Matters

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Litigation and Environmental Matters (Continued)

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $70 million to $90 million. The recorded accrual balance at December 31, 2013 for these proceedings and exposures was approximately $80 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2013	2012	2013	2012
Projected benefit obligations, January 1	$11,322	$9,212	$1,889	$1,657
Service cost — benefits earned during the year	303	389	43	61
Interest cost on projected benefit obligations	276	460	59	81
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	(650)	1,461	(156)	148
Benefits paid	(185)	(308)	(60)	(63)
Separation of AbbVie Inc.	(4,654)	—	(450)	—
Other, including foreign currency translation	20	108	(28)	5

Projected benefit obligations, December 31	$6,432	$11,322	$1,297	$1,889

Plan assets at fair value, January 1	$7,949	$6,961	$417	$389
Actual return on plans' assets	727	878	61	48
Company contributions	724	379	40	40
Benefits paid	(185)	(302)	(56)	(60)
Separation of AbbVie Inc.	(3,107)	—	—	—
Other, primarily foreign currency translation	15	33	—	—

Plan assets at fair value, December 31	$6,123	$7,949	$462	$417

Projected benefit obligations greater than plan assets, December 31	$(309)	$(3,373)	$(835)	$(1,472)

Long-term assets	$685	$69	$—	$—
Short-term liabilities	(11)	(43)	—	—
Long-term liabilities	(983)	(3,399)	(835)	(1,472)

Net liability	$(309)	$(3,373)	$(835)	$(1,472)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$1,791	$4,923	$334	$701
Prior service cost (credits)	20	61	(252)	(322)

Total	$1,811	$4,984	$82	$379

        In connection with separation of AbbVie on January 1, 2013, Abbott transferred to AbbVie Accumulated other comprehensive losses, net of income taxes, of approximately $1.4 billion. The projected benefit obligations for non-U.S. defined benefit plans was $2.0 billion and $3.1 billion at December 31,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

2013 and 2012, respectively. The accumulated benefit obligations for all defined benefit plans were $5.5 billion and $9.6 billion at December 31, 2013 and 2012, respectively.

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2013 and 2012, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2013	2012
Accumulated benefit obligation	$408	$8,100
Projected benefit obligation	505	9,619
Fair value of plan assets	—	6,243

        In 2011, $776 million of assets and liabilities of a plan sponsored by Abbott Healthcare BV, a Dutch subsidiary of Abbott Laboratories, were irrevocably transferred to a Dutch insurance company in full settlement of that plan. The assets were used to purchase an annuity contract to fulfill the plan's obligations.

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2013	2012	2011	2013	2012	2011
	(in millions)
Service cost — benefits earned during the year	$303	$389	$332	$43	$61	$55
Interest cost on projected benefit obligations	276	460	446	59	81	88
Expected return on plans' assets	(396)	(611)	(608)	(36)	(33)	(34)
Settlement	—	—	40	—	—	—
Amortization of actuarial losses	169	244	163	34	34	38
Amortization of prior service cost (credits)	3	2	4	(35)	(42)	(42)

Total cost	355	484	377	65	101	105
Less: Discontinued operations	—	(206)	(176)	—	(48)	(49)

Net cost — continuing operations	$355	$278	$201	$65	$53	$56

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains and prior service credits of $995 million for defined benefit plans and $201 million for medical and dental plans in 2013; net actuarial losses of $1.2 billion for defined benefit plans and net actuarial losses of $134 million for medical and dental plans in 2012; and net actuarial losses of $1.1 billion for defined benefit plans and net actuarial gains of $66 million for medical and dental plans in 2011. The actuarial losses for 2012 and 2011 related to the businesses transferred to AbbVie as part of the separation were $167 million and $19 million, respectively; prior service costs were not significant.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2013 that is expected to be recognized in the net periodic benefit cost in 2014 is $102 million and $2 million of expense, respectively, for defined benefit pension plans and $17 million of expense and $37 million of income, respectively, for medical and dental plans.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2013	2012	2011
Discount rate	4.9%	4.3%	5.0%
Expected aggregate average long-term change in compensation	5.0%	5.3%	5.3%

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2013	2012	2011
Discount rate	4.2%	5.0%	5.4%
Expected return on plan assets	7.8%	8.0%	7.8%
Expected aggregate average long-term change in compensation	5.0%	5.3%	5.1%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2013	2012	2011
Health care cost trend rate assumed for the next year	7%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2019	2019	2019

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2013, by $177 million /$(146) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $18 million/$(14) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

        The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2013:
Equities:
U.S. large cap (a)	$1,618	$741	$877	$—
U.S. mid cap (b)	409	134	275	—
International (c)	1,319	608	711	—
Fixed income securities:
U.S. government securities (d)	453	61	392	—
Corporate debt instruments (e)	378	108	270	—
Non-U.S. government securities (f)	536	305	231	—
Other (g)	77	69	8	—
Absolute return funds (h)	1,474	197	791	486
Commodities (i)	170	6	97	67
Other (j)	151	149	—	2

	$6,585	$2,378	$3,652	$555

December 31, 2012:
Equities:
U.S. large cap (a)	$1,831	$1,058	$773	$—
U.S. mid cap (b)	491	133	358	—
International (c)	1,607	657	950	—
Fixed income securities:
U.S. government securities (d)	899	172	727	—
Corporate debt instruments (e)	736	355	381	—
Non-U.S. government securities (f)	374	83	291	—
Other (g)	24	—	24	—
Absolute return funds (h)	2,070	85	1,246	739
Commodities (i)	222	9	172	41
Other (j)	112	109	—	3

	$8,366	$2,661	$4,922	$783

Prior year amounts have been revised to conform with the current year's asset classifications.

(a)
A mix of index funds that track the S&P 500 (60 percent in 2013 and 50 percent in 2012) and separate actively managed equity accounts that are benchmarked to the Russell 1000 (40 percent in 2013 and 50 percent in 2012).

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

(b)
A mix of index funds (70 percent in 2013 and 75 percent in 2012) and separate actively managed equity accounts (30 percent in 2013 and 25 percent in 2012) that track or are benchmarked to the S&P 400 midcap index.

(c)
Primarily separate actively managed pooled investment accounts that are benchmarked to the MSCI and MSCI emerging market indices.

(d)
Index funds not actively managed (50 percent in 2013 and 2012) and separate actively managed accounts (50 percent in 2013 and 2012).

(e)
Index funds not actively managed (40 percent in 2013 and 20 percent in 2012) and separate actively managed accounts (60 percent in 2013 and 80 percent in 2012).

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

        The following table summarizes the change in the value of assets that are measured using significant unobservable inputs:

	2013	2012
	(in millions)
January 1	$783	$682
Transfers in (out of) from other categories	6	6
Separation of AbbVie, Inc.	(165)	—
Actual return on plan assets:
Assets on hand at year end	29	59
Assets sold during the year	51	(4)
Purchases, sales and settlements, net	(149)	40

December 31	$555	$783

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, balancing higher return, more volatile equity securities, and lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans' assets. Abbott's medical and dental plans' assets are invested in a similar mix as the pension plan assets. The actual asset allocation percentages at year end are consistent with the company's targeted asset allocation percentages.

        The plans' expected return on assets, as shown above is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $724 million in 2013 and $379 million in 2012 to defined pension plans. Abbott expects to contribute approximately $400 million to its pension plans in 2014, of which approximately $300 million relates to its main domestic pension plan.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2014	$186	$71
2015	198	73
2016	213	74
2017	229	76
2018	249	77
2019 to 2023	1,578	417

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Post-Employment Benefits (Continued)

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $86 million in 2013, $150 million in 2012 and $151 million in 2011. The contribution amounts in 2012 and 2011 include amounts associated with the businesses transferred to AbbVie.

Note 13 — Taxes on Earnings from Continuing Operations

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        In 2013, taxes on earnings from continuing operations reflect the recognition of $234 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years. Earnings from discontinued operations in 2013 include the recognition of $193 million of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations prior to the separation. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recognized a tax benefit in the tax provision related to continuing operations of approximately $103 million for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. The $1.515 billion domestic loss before taxes in 2012 includes $1.29 billion of net loss on the early extinguishment of debt.

        U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $24.0 billion at December 31, 2013. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2010 are settled except for three items, and the income tax returns for years after 2010 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2013	2012	2011
Earnings (Loss) From Continuing Operations Before Taxes:
Domestic	$529	$(1,515)	$(593)
Foreign	1,992	1,820	1,829

Total	$2,521	$305	$1,236

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Taxes on Earnings from Continuing Operations (Continued)

(in millions)	2013	2012	2011
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$16	$(21)	$(888)
Foreign	555	979	797

Total current	571	958	(91)

Deferred:
Domestic	(308)	(572)	360
Foreign	(125)	(660)	(159)

Total deferred	(433)	(1,232)	201

Total	$138	$(274)	$110

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2013	2012	2011
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Benefit of lower tax rates and tax exemptions on foreign income	(18.0)	(75.7)	(14.9)
Resolution of certain tax positions pertaining to prior years	(9.3)	(69.4)	(14.0)
Effect of retroactive legislation	(4.1)	—	—
State taxes, net of federal benefit	1.7	3.4	(0.3)
All other, net	0.2	17.0	3.1

Effective tax rate on earnings from continuing operations	5.5%	(89.7)%	8.9%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Taxes on Earnings from Continuing Operations (Continued)

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2013	2012
Deferred tax assets:
Compensation and employee benefits	$862	$1,936
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,908	3,278
Trade receivable reserves	155	557
Inventory reserves	137	211
Deferred intercompany profit	274	1,095
State income taxes	196	197

Total deferred tax assets	4,532	7,274

Deferred tax liabilities:
Depreciation	(72)	(75)
Other, primarily the excess of book basis over tax basis of intangible assets	(1,774)	(2,447)

Total deferred tax liabilities	(1,846)	(2,522)

Total net deferred tax assets	$2,686	$4,752

        Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. Valuation allowances for recorded deferred tax assets were not significant.

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2013	2012
January 1	$2,257	$2,123
Increase due to current year tax positions	244	673
Increase due to prior year tax positions	152	62
Decrease due to prior year tax positions	(541)	(438)
Lapse of statute	(23)	—
Settlements	(124)	(163)

December 31	$1,965	$2,257

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.7 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $350 million to $425 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Segment and Geographic Area Information

        Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. As a result of the separation of AbbVie, Abbott no longer has a Proprietary Pharmaceutical Products segment and this business has been removed from the 2012 and 2011 historical information presented below. Abbott's reportable segments are as follows:

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, effective January 1, 2013, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment's assets. The segment information below for 2012 and 2011 has been adjusted to exclude intangible asset amortization from operating earnings and intangible assets and goodwill from the total segment asset information. The following segment information has been prepared in accordance with the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Segment and Geographic Area Information (Continued)

internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2013	2012	2011	2013	2012	2011
Established Pharmaceuticals	$4,974	$5,121	$5,355	$1,182	$1,237	$1,254
Nutritionals	6,740	6,461	5,989	1,263	1,020	792
Diagnostics	4,545	4,292	4,126	1,008	825	794
Vascular	3,012	3,071	3,333	962	1,020	1,111

Total Reportable Segments	19,271	18,945	18,803	$4,415	$4,102	$3,951

Other	2,577	2,549	2,604

Total	$21,848	$21,494	$21,407

(a)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in 2013 and 2012 and were favorably affected by the relatively weaker U.S. dollar in 2011.

	2013	2012	2011
	(in millions)
Total Reportable Segment Operating Earnings	$4,415	$4,102	$3,951
Corporate functions and benefit plans costs	(514)	(598)	(529)
Non-reportable segments	423	443	457
Net interest expense	(90)	(288)	(294)
Net loss on extinguishment of debt	—	(1,351)	—
Share-based compensation	(262)	(284)	(256)
Amortization of intangible assets	(791)	(795)	(884)
Other, net (b)	(660)	(924)	(1,209)

Earnings from Continuing Operations before Taxes	$2,521	$305	$1,236

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Segment and Geographic Area Information (Continued)

(b)
Other, net includes: charges for cost reduction initiatives of approximately $350 million in 2013 and $430 million in 2012; and charges of $240 million in 2011 for cost reduction initiatives and integration.

	Depreciation			Additions to Long-term Assets			Total Assets
(in millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
Established Pharmaceuticals	$84	$156	$169	$128	$237	$122	$2,637	$2,805	$4,348
Nutritionals	190	175	167	340	428	205	3,518	3,211	2,939
Diagnostics	368	295	313	394	349	394	3,312	3,286	3,218
Vascular	122	76	99	62	69	109	1,711	1,834	1,400

Total Reportable Segments	764	702	748	924	1,083	830	$11,178	$11,136	$11,905

Other	164	661	647	982	902	845

Total	$928	$1,363	$1,395	$1,906	$1,985	$1,675

	2013	2012	2011
	(in millions)
Total Reportable Segment Assets	$11,178	$11,136	$11,905
Cash, investments and restricted funds (c)	8,217	15,448	8,476
Current deferred income taxes (c)	2,528	2,986	2,701
Non-reportable segments	1,181	1,167	1,148
Goodwill and intangible assets (c)	15,507	24,362	25,695
All other (c)	4,342	12,136	10,352

Total Assets	$42,953	$67,235	$60,277

(c)
In 2012 and 2011, the reported amounts include assets associated with the businesses transferred to AbbVie as part of the separation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (d)			Long-term Assets (e)
	2013	2012	2011	2013	2012	2011
	(in millions)
United States	$6,269	$6,349	$6,302	$7,884	$15,244	$15,867
Japan	1,442	1,723	1,726	902	1,169	1,225
Germany	1,070	984	1,058	1,040	6,173	5,909
The Netherlands	960	1,107	1,204	560	532	462
China	1,083	859	625	356	259	127
India	922	919	917	3,080	3,467	3,160
Brazil	470	448	470	216	200	186
Switzerland	792	693	591	1,117	1,214	1,045
Canada	734	753	652	368	352	237
Italy	726	719	761	100	222	229
France	680	667	781	213	220	214
Russia	525	485	427	30	37	21
Spain	413	417	447	326	314	293
United Kingdom	479	497	475	1,380	1,345	1,273
All Other Countries	5,283	4,874	4,971	6,133	5,164	6,260

Consolidated	$21,848	$21,494	$21,407	$23,705	$35,912	$36,508

(d)
Sales by country are based on the country that sold the product.

(e)
Amounts reported in 2012 and 2011 include assets associated with businesses transferred to AbbVie as part of the separation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Quarterly Results (Unaudited)

(in millions except per share data)

	2013	2012
First Quarter
Continuing Operations:
Net Sales	$5,378	$5,284
Gross Profit	2,747	2,716
Earnings from Continuing Operations	545	351
Basic Earnings per Common Share	0.35	0.22
Diluted Earnings per Common Share	0.34	0.22
Net Earnings	545	1,242
Basic Earnings Per Common Share (a)	0.35	0.79
Diluted Earnings Per Common Share (a)	0.34	0.78
Market Price Per Share-High (b)	35.34	29.42
Market Price Per Share-Low (b)	31.64	25.82
Second Quarter
Continuing Operations:
Net Sales	$5,446	$5,313
Gross Profit	2,704	2,748
Earnings from Continuing Operations	476	411
Basic Earnings per Common Share	0.30	0.26
Diluted Earnings per Common Share	0.30	0.26
Net Earnings	476	1,725
Basic Earnings Per Common Share (a)	0.30	1.09
Diluted Earnings Per Common Share (a)	0.30	1.08
Market Price Per Share-High (b)	38.77	30.85
Market Price Per Share-Low (b)	34.69	28.25
Third Quarter
Continuing Operations:
Net Sales	$5,369	$5,265
Gross Profit	2,722	2,581
Earnings from Continuing Operations	773	339
Basic Earnings per Common Share	0.50	0.21
Diluted Earnings per Common Share	0.49	0.21
Net Earnings	966	1,943
Basic Earnings Per Common Share (a)	0.62	1.22
Diluted Earnings Per Common Share (a)	0.61	1.21
Market Price Per Share-High (b)	37.16	33.69
Market Price Per Share-Low (b)	32.70	30.39
Fourth Quarter
Continuing Operations:
Net Sales	$5,655	$5,632
Gross Profit	2,844	2,837
Earnings (loss) from Continuing Operations	589	(522)
Basic Earnings per Common Share	0.38	(0.33)
Diluted Earnings per Common Share	0.37	(0.33)
Net Earnings	589	1,053
Basic Earnings Per Common Share (a)	0.38	0.66
Diluted Earnings Per Common Share (a)	0.37	0.66
Market Price Per Share-High (b)	38.81	34.67
Market Price Per Share-Low (b)	32.75	29.96

(a)
The sum of the four quarters' of earnings per share for 2013 and 2012 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

(b)
The 2012 market prices per share reflect historical share prices that have been adjusted to reflect the separation of AbbVie.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2013, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 86.

Miles D. White
CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

Thomas C. Freyman
EXECUTIVE VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER

Robert E. Funck
VICE PRESIDENT, CONTROLLER

February 21, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, shareholders' investment, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2013, the Company distributed all of the outstanding shares of AbbVie Inc., which encompasses the Company's research-based pharmaceuticals business, to the Company's shareholders. Also, as discussed in Note 1, in 2011 the Company changed the year end of its foreign subsidiaries from a November 30 fiscal year end to a December 31 calendar year end.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the internal control over financial reporting of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the distribution of the shares of AbbVie Inc. to the Company's shareholders and the Company's change to the year end of its foreign subsidiaries.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As previously reported on Abbott's Current Report on Form 8-K, dated December 14, 2012, the Audit Committee of Abbott's Board of Directors approved the dismissal of Deloitte & Touche LLP (Deloitte) as Abbott's independent registered public accountant, effective as of the date of Deloitte's completion of the audit services for the fiscal year ended December 31, 2013 and the filing of Abbott's 2013 Annual Report on Securities and Exchange Commission Form 10-K, and approved the appointment of Ernst & Young LLP as Abbott's independent registered public accounting firm to perform independent audit services beginning with the fiscal year ending December 31, 2014.

        During the fiscal years ended December 31, 2013, 2012 and 2011, and through February 21, 2014, (i) there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Abbott and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports on Abbott's consolidated financial statements for such years, and (ii) there were no "reportable events" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 84 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 86 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2013, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2014 Abbott Laboratories Proxy Statement. The 2014 Proxy Statement will be filed on or about March 14, 2014. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 19 through 21 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2014 Proxy Statement under the headings "2013 Director Compensation," and "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 14, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

        The following table presents information as of December 31, 2013 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	42,757,340	$26.15	137,024,619
Equity compensation plans not approved by security holders	0	—	0
Total (1)	42,757,340	$26.15	137,024,619

(1)
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

  (ii) Abbott Laboratories 2009 Incentive Stock Program. Benefits under the 2009 Program include stock options that do not qualify for special tax treatment under Section 422 of the Internal Revenue Code ("non-qualified stock options"), restricted stock, restricted stock units, performance awards, other share-based awards (including stock appreciation rights, dividend equivalents and recognition awards), awards to non-employee directors, and foreign benefits. The shares that remain available for issuance under the 2009 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards are satisfied from treasury shares).

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

  (iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the Amended and Restated Advanced Medical Optics, Inc. 2002 Incentive Compensation Plan, as amended; AMO's 2004 Stock Incentive Plan, as amended and restated; the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan; and the VISX, Incorporated 2000 Stock Plan. As of December 31, 2013, 1,125,820 options remained outstanding under the plans. These options have a weighted average purchase price of $40.48. No further awards will be granted under the plans.

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

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2014 Proxy Statement. The 2014 Proxy Statement will be filed on or about March 14, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2014 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Leadership Structure," "Director Selection, "Board Diversity," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 14, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2014 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2014 Proxy Statement will be filed on or about March 14, 2014.

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

(2)
Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	94
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	95
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 96 through 101 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 96 through 101).

(c)
Financial Statement Schedule filed (page 94).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 21, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February     , 2014 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Vice President and Controller (principal accounting officer)
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

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions		Balance at End of Year
2013	$406	$163	$(257	)(1)	$312
2012	421	343	(358)		406
2011	389	430	(398)		421

(1)
Includes $178 million transferred to AbbVie as part of the separation on January 1, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company's internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 21, 2014, which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the distribution of the shares of AbbVie Inc. to the Company's shareholders and the Company's change to the year end of its foreign subsidiaries; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 2014

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2013

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

2.2

*Separation and Distribution Agreement, dated as of November 28, 2012, by and between Abbott Laboratories and AbbVie Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated November 28, 2012.

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

4.3	*Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.
4.4

*Actions of the Authorized Officers with respect to Abbott's 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.5	*Form of $2,000,000,000 5.125% Note due 2019, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.6	*Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

10-K Exhibit Table Item No.
4.7

*Actions of the Authorized Officers with respect to Abbott's 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.8	*Form of 2020 Note, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.9	*Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.10	*Actions of the Authorized Officers with respect to Abbott's 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended effective January 1, 2008, filed as Exhibit 4.1 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.5	The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended effective January 1, 2008, filed as Exhibit 10.7 to the 2008 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	*Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.10	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
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

10.23

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10-K Exhibit Table Item No.
10.24

*Form of Non-Qualified Replacement Stock Option Agreement for an award of non-qualified replacement stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on 8-K dated February 20, 2009.**

10.25	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.26	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.27	*Form of Non-Employee Director Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.28	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.29	*Form of Non-Qualified Replacement Stock Option Agreement, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.30	*Form of Performance Restricted Stock Agreement, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.31	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.32	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.33	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.34	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.35	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.36	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.37	Form of Restricted Stock Unit Agreement (ratably vested).
10.38	Form of Restricted Stock Unit Agreement for foreign employees (ratably vested).
10.39	Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based).
10.40	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based).
10.41	Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based).
10.42	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based).

10-K Exhibit Table Item No.
10.43	Form of Restricted Stock Unit Agreement (cliff vested).
10.44	Form of Restricted Stock Unit Agreement for executive officers (cliff vested).
10.45	Form of Restricted Stock Unit Agreement for foreign employees (cliff vested).
10.46	Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested).
10.47	Form of Non-Employee Director Restricted Stock Unit Agreement.
10.48	Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors.
10.49	Form of Restricted Stock Unit Agreement for Participants in France.
10.50	Form of Restricted Stock Agreement (ratably vested).
10.51	Form of Restricted Stock Agreement for executive officers (ratably vested).
10.52	Form of Performance Restricted Stock Agreement (annual performance based).
10.53	Form of Performance Restricted Stock Agreement for executive officers (annual performance based).
10.54	Form of Performance Restricted Stock Agreement (interim performance based).
10.55	Form of Performance Restricted Stock Agreement for executive officers (interim performance based).
10.56	Form of Restricted Stock Agreement (cliff vested).
10.57	Form of Restricted Stock Agreement for executive officers (cliff vested).
10.58	Form of Non-Qualified Stock Option Agreement.
10.59	Form of Non-Qualified Stock Option Agreement for executive officers.
10.60	Form of Non-Qualified Stock Option Agreement for foreign employees.
10.61	Form of Non-Qualified Stock Option Agreement for foreign executive officers.
10.62	Form of Non-Qualified Replacement Stock Option Agreement.
10.63	Form of Non-Qualified Replacement Stock Option Agreement for foreign employees.
10.64	Form of Non-Employee Director Non-Qualified Stock Option Agreement.
10.65	Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors.
10.66	Form of UK Option Award Agreement.
10.67	Form of UK Option Award Agreement for executive officers.
10.68

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

10-K Exhibit Table Item No.
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

10.72	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.73	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.74	*VISX, Incorporated 2000 Stock Plan, filed as Exhibit 4.8 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 21, 2014, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Investment; and (v) the notes to the consolidated financial statements.

        The 2014 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 14, 2014.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.