Form 10-Q
period 2014-03-31
ABBOTT LABORATORIES
filed 2014-05-07
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, Abbott Laboratories had 1,501,938,538 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2014	2013

Net sales	$5,244	$5,378

Cost of products sold, excluding amortization of intangible assets	2,470	2,432
Amortization of intangible assets	174	199
Research and development	387	346
Selling, general and administrative	1,762	1,786
Total operating cost and expenses	4,793	4,763

Operating earnings	451	615

Interest expense	39	41
Interest (income)	(16)	(15)
Net foreign exchange loss (gain)	2	29
Other (income) expense, net	3	6
Earnings from continuing operations before taxes	423	554
Taxes on earnings from continuing operations	84	10

Earnings from continuing operations	339	544

Earnings from discontinued operations, net of tax	36	—

Net Earnings	$375	$544

Basic Earnings Per Common Share —
Continuing operations	$0.22	$0.35
Discontinued operations	0.02	—
Net earnings	$0.24	$0.35

Diluted Earnings Per Common Share —
Continuing operations	$0.22	$0.34
Discontinued operations	0.02	—
Net earnings	$0.24	$0.34

Cash Dividends Declared Per Common Share	$0.22	$0.14

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,532,810	1,568,730
Dilutive Common Stock Options and Awards	14,881	17,288
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,547,691	1,586,018

Outstanding Common Stock Options Having No Dilutive Effect	4,421	5,518

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2014	2013
Net earnings	$375	$544
Less: Earnings from discontinued operations	36	—
Earnings from continuing operations	339	544

Foreign currency translation (loss) gain adjustments	62	(391)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $8 in 2014 and $(26) in 2013	16	(41)
Unrealized gains on marketable equity securities, net of taxes of $0 in 2014 and 2013	—	1
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $0 in 2014 and $(5) in 2013	—	(21)
Other comprehensive income (loss) from continuing operations	78	(452)
Comprehensive income from continuing operations	417	92
Comprehensive income from discontinued operations	36	—
Comprehensive Income	$453	$92

	March 31,	December 31,
	2014	2013
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(656)	$(718)
Net actuarial (losses) and prior service (cost) and credits	(1,296)	(1,312)
Cumulative unrealized gains on marketable equity securities	13	13
Cumulative gains on derivative instruments designated as cash flow hedges	5	5

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$2,060	$3,475
Investments, primarily bank time deposits and U.S. treasury bills	4,987	4,623
Trade receivables, less allowances of $324 in 2014 and $312 in 2013	3,883	3,986
Inventories:
Finished products	1,921	1,866
Work in process	322	349
Materials	532	478
Total inventories	2,775	2,693
Prepaid expenses, deferred income taxes, and other receivables	3,977	4,032
Current assets held for disposition	249	438
Total Current Assets	17,931	19,247
Investments	122	119
Property and equipment, at cost	13,005	12,870
Less: accumulated depreciation and amortization	7,057	6,965
Net property and equipment	5,948	5,905
Intangible assets, net of amortization	5,613	5,735
Goodwill	9,781	9,772
Deferred income taxes and other assets	2,214	2,109
Non-current assets held for disposition	53	66
	$41,662	$42,953
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,370	$3,164
Trade accounts payable	1,074	1,026
Salaries, wages and commissions	681	906
Other accrued liabilities	3,401	3,500
Dividends payable	331	341
Income taxes payable	152	175
Current portion of long-term debt	8	9
Current liabilities held for disposition	169	386
Total Current Liabilities	10,186	9,507
Long-term debt	3,387	3,388
Post-employment obligations, deferred income taxes and other long-term liabilities	4,599	4,784
Non-current liabilities held for disposition	1	7
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares
Issued at stated capital amount - Shares: 2014: 1,689,594,829; 2013: 1,685,827,096	12,032	12,048
Common shares held in treasury, at cost - Shares: 2014: 187,656,291; 2013: 137,728,810	(8,713)	(6,844)
Earnings employed in the business	22,005	21,979
Accumulated other comprehensive income (loss)	(1,934)	(2,012)
Total Abbott Shareholders’ Investment	23,390	25,171
Noncontrolling Interests in Subsidiaries	99	96
Total Shareholders’ Investment	23,489	25,267
	$41,662	$42,953

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2014	2013
Cash Flow From (Used in) Operating Activities:
Net earnings	$375	$544
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	224	222
Amortization of intangibles	174	199
Share-based compensation	119	126
Trade receivables	82	(10)
Inventories	(90)	(132)
Other, net	(548)	(489)
Net Cash From Operating Activities	336	460

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(255)	(274)
Purchases of investment securities, net	(367)	(1,834)
Other	27	—
Net Cash (Used in) Investing Activities	(595)	(2,108)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	1,213	2,248
Transfer of cash and cash equivalents to AbbVie Inc.	—	(5,901)
Purchases of common shares	(2,192)	(925)
Proceeds from stock options exercised, including income tax benefit	170	69
Dividends paid	(343)	(224)
Net Cash (Used in) Financing Activities	(1,152)	(4,733)

Effect of exchange rate changes on cash and cash equivalents	(4)	(48)

Net Decrease in Cash and Cash Equivalents	(1,415)	(6,429)
Cash and Cash Equivalents, Beginning of Year	3,475	10,802
Cash and Cash Equivalents, End of Period	$2,060	$4,373

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2013.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing to each other, on an interim transitional basis, various services.  Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient.  Services being provided by Abbott include certain information technology and back office support.  Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie’s operations.

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At March 31, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $127 million, inventories of $102 million, equipment of $17 million, other assets of $56 million, trade accounts payable and accrued liabilities of $152 million and other liabilities of $18 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $132 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the first quarter of 2014 reflect the recognition of $36 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2014 and 2013 were $337 million and $541 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2014 and 2013 were $373 million and $541 million, respectively.

Other, net use of cash in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2014 and 2013 includes the effects of contributions to defined benefit plans of $312 million and $208 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each quarter, as well as the non-cash impact in the first quarter of 2014 of approximately $110 million of tax benefits from the resolution of various tax positions pertaining to prior years.

The components of long-term investments as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
(dollars in millions)	2014	2013
Equity securities	$91	$93
Other	31	26
Total	$122	$119

Note 4 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance at December 31, 2013 and 2012	$(718)	$(79)	$(1,312)	$(3,596)	$13	$31	$5	$50
Separation of AbbVie (a)	—	(307)	—	1,451	—	—	—	9
Other comprehensive income before reclassifications	62	(391)	—	(69)	1	7	(1)	(18)
Amounts reclassified from accumulated other comprehensive income (a)	—	—	16	28	(1)	(6)	1	(3)
Net current period comprehensive income from continuing operations	62	(391)	16	(41)	—	1	—	(21)
Balance at March 31	$(656)	$(777)	$(1,296)	$(2,186)	$13	$32	$5	$38

(a) Prior year amounts have been appropriately revised to reflect a reclassification between Cumulative foreign currency translation adjustment and Net actuarial losses and prior service costs and credits.

(b) Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange loss (gain); gains on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost is included as a component of net periodic benefit plan costs; see Note 11 for additional details.

Note 5 — Business Acquisitions

In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott’s endovascular portfolio. The final allocation of the fair value at the date of acquisition resulted in non-deductible acquired in-process research and development of approximately $170 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible definite-lived intangible assets of approximately $66 million; non-deductible goodwill of approximately $112 million; and net deferred tax liabilities of $47 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market.  The final allocation of the fair value at the date of acquisition resulted in non-deductible definite-lived intangible assets of approximately $160 million; non-deductible acquired in-process research and development of approximately $60 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $130 million; net deferred tax liabilities of $49 million; and contingent consideration of approximately $70 million.  The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and are being amortized over 18 years.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.781 billion at March 31, 2014 and $9.772 billion at December 31, 2013. Foreign currency translation adjustments increased goodwill by approximately $35 million, while purchase price allocation adjustments associated with recent acquisitions decreased goodwill by approximately $26 million.  The amount of goodwill related to reportable segments at March 31, 2014 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $444 million for the Diagnostic Products segment, and $3.1 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $12.4 billion as of March 31, 2014 and $12.2 billion as of December 31, 2013, and accumulated amortization was $6.9 billion as of March 31, 2014 and $6.8 billion as of December 31, 2013.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $114 million at March 31, 2014 and $266 million at December 31, 2013. The change reflects the movement of an IDEV-related intangible asset, Supera, to amortizable assets due to the receipt of regulatory approval in the first quarter of 2014.  Abbott’s estimated annual amortization expense for intangible assets is approximately $655 million in 2014, $615 million in 2015, $590 million in 2016, $575 million in 2017 and $500 million in 2018.  Amortizable intangible assets are amortized over 2 to 20 years (weighted average 11 years).

Note 7 — Restructuring Plans

In the first quarter of 2014, Abbott management approved plans to streamline various operations in order to reduce costs and improve efficiencies in Abbott’s vascular, diagnostics and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $80 million in 2014. Approximately $17 million is recognized in Cost of products sold, $41 million is recognized in Research and development and approximately $22 million is recognized in Selling, general and administrative expense.  The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$80
Payments and other adjustments	(4)
Accrued balance at March 31, 2014	$76

In 2014 and 2013, Abbott management approved plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. Additional charges of approximately $25 million were recognized in 2014 of which approximately $2 million is recorded in Cost of products sold and approximately $23 million as Selling, general and administrative expense. The following summarizes the activity for the first three months of 2014 related to these restructuring actions and the status of the related accrual as of March 31, 2014:

(in millions)
Accrued balance at December 31, 2013	$148
Restructuring charges recorded in 2014	25
Payments and other adjustments	(28)
Accrued balance at March 31, 2014	$145

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations in order to reduce costs. The following summarizes the activity for the first three months of 2014 related to these restructuring actions and the status of the related accrual as of March 31, 2014:

(in millions)
Accrued balance at December 31, 2013	$20
Restructuring charges recorded in 2014	—
Payments and other adjustments	—
Accrued balance at March 31, 2014	$20

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostics business. The following summarizes the activity for the first three months of 2014 related to these restructuring actions and the status of the related accrual as of March 31, 2014:

(in millions)
Accrued balance at December 31, 2013	$41
Restructuring charges recorded in 2014	—
Payments and other adjustments	(3)
Accrued balance at March 31, 2014	$38

Note 8 — Incentive Stock Programs

In the first three months of 2014, Abbott granted 3,659,969 stock options, 545,716 restricted stock awards and 5,248,937 restricted stock units under its incentive stock programs.  At March 31, 2014, approximately 110 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2014 is as follows:

	Outstanding	Exercisable
Number of shares	42,297,580	34,724,241
Weighted average remaining life (years)	4.5	3.5
Weighted average exercise price	$27.34	$25.38
Aggregate intrinsic value (in millions)	$480	$461

The total unrecognized share-based compensation cost at March 31, 2014 amounted to approximately $264 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling $275 million and $137 million at March 31, 2014 and December 31, 2013, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2014 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2014 and 2013.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2014 and December 31, 2013, Abbott held $11.8 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $516 million and approximately $505 million as of March 31, 2014 and December 31, 2013, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at March 31, 2014 and $1.5 billion at December 31, 2013 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2014 or 2013 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2014 and December 31, 2013:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2014	Dec. 31, 2013	Balance Sheet Caption	March 31, 2014	Dec. 31, 2013	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$98	$87	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:

Hedging instruments	9	14	Prepaid expenses, deferred income taxes, and other receivables	—	—	Other accrued liabilities

Others not designated as hedges	40	70	Prepaid expenses, deferred income taxes, and other receivables	56	75	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	516	505	Short-term borrowings
	$147	$171		$572	$580

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2014 and 2013 and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2014 and 2013 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2014	2013	2014	2013	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$2	$17	$3	$3	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(11)	50	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	11	10	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	(13)	90	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2014 and December 31, 2013 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term Investment Securities:
Equity securities	$91	$91	$93	$93
Other	31	26	26	24
Total Long-term Debt	(3,395)	(3,918)	(3,397)	(3,930)
Foreign Currency Forward Exchange Contracts:
Receivable position	49	49	84	84
(Payable) position	(56)	(56)	(75)	(75)
Interest Rate Hedge Contracts:
Receivable position	98	98	87	87

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2014:
Equity securities	$24	$24	$—	$—
Interest rate swap derivative financial instruments	98	—	98	—
Foreign currency forward exchange contracts	49	—	49	—
Total Assets	$171	$24	$147	$—

Fair value of hedged long-term debt	$1,624	$—	$1,624	$—
Foreign currency forward exchange contracts	56	—	56	—
Contingent consideration related to business combinations	72	—	—	72
Total Liabilities	$1,752	$—	$1,680	$72

December 31, 2013:
Equity securities	$26	$26	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	84	—	84	—
Total Assets	$197	$26	$171	$—

Fair value of hedged long-term debt	$1,623	$—	$1,623	$—
Foreign currency forward exchange contracts	75	—	75	—
Contingent consideration related to business combinations	208	—	—	208
Total Liabilities	$1,906	$—	$1,698	$208

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange, payments and other changes in fair value. The change in contingent consideration from the previous year end primarily reflects the payment of contingent consideration in the first quarter of 2014.

Note 10 — Litigation and Environmental Matters

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $70 million to $90 million. The recorded accrual balance at March 31, 2014 for these proceedings and exposures was approximately $80 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans. Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Service cost - benefits earned during the period	$66	$76	$9	$12
Interest cost on projected benefit obligations	77	66	16	15
Expected return on plans’ assets	(113)	(93)	(10)	(9)
Net amortization of:			—
Actuarial loss, net	25	40	5	8
Prior service cost (credit)	1	1	(9)	(8)
Net cost	$56	$90	$11	$18

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2014 and 2013, $312 million and $208 million, respectively, were contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in each quarter.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first quarter of 2014, taxes on earnings from continuing operations reflect the recognition of $71 million of tax benefits as the result of the favorable resolution of various tax positions pertaining to prior years. Earnings from Discontinued Operations, net of tax, in the first quarter of 2014 reflects the recognition of $36 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $102 million. As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Note 13 — Segment Information

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2014	2013	2014	2013
Established Pharmaceutical Products	$1,151	$1,233	$230	$286
Nutritional Products	1,631	1,699	283	342
Diagnostic Products	1,117	1,088	222	260
Vascular Products	738	742	221	188
Total Reportable Segments	4,637	4,762	956	1,076
Other	607	616
Net Sales	$5,244	$5,378
Corporate functions and benefit plans costs			(58)	(120)
Non-reportable segments			63	88
Net interest expense			(23)	(26)
Share-based compensation (a)			(119)	(126)
Amortization of intangible assets			(174)	(199)
Other, net (b)			(222)	(139)
Earnings from continuing operations before taxes			$423	$554

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         The increase from 2013 to 2014 primarily reflects higher charges for cost reduction initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	March 31, 2014	March 31, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,151	$1,233	(6.6)%	(5.9)%	(0.7)%
Nutritional Products	1,631	1,699	(4.0)	(2.3)	(1.7)
Diagnostic Products	1,117	1,088	2.6	(2.5)	5.1
Vascular Products	738	742	(0.5)	(1.5)	1.0
Total Reportable Segments	4,637	4,762	(2.6)	(3.1)	0.5
Other	607	616	(1.5)	(1.6)	0.1
Net Sales	$5,244	$5,378	(2.5)	(3.0)	0.5

Total U.S.	$1,489	$1,534	(2.9)	—	(2.9)

Total International	$3,755	$3,844	(2.3)	(4.1)	1.8

The net sales decline in 2014 reflects the impact of unfavorable changes in foreign currency exchange rates, partially offset by unit volume growth.  The relatively stronger U.S. dollar decreased total international sales by 4.1 percent and total sales by 3.0 percent. Excluding the unfavorable impact of foreign exchange, total net sales increased 0.5 percent in 2014 due primarily to higher sales of diagnostic products, partially offset by lower nutritional product revenue. The strength in diagnostic products reflected continued momentum in core laboratory diagnostics, as well as higher international molecular sales particularly in emerging markets. The first quarter 2014 decline in nutritional products was due primarily to lower sales of pediatric products resulting from the impact of a previously reported supplier recall in August 2013 in certain international markets.

A comparison of significant product group sales for the three months ended March 31 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2014	March 31, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products sales —
Key Emerging Markets	$531	$585	(9.2)%	(9.4)%	0.2%
Developed and Other Markets	620	648	(4.2)	(2.7)	(1.5)

Nutritionals —
U.S. Pediatric Nutritionals	365	385	(5.2)	—	(5.2)
International Pediatric Nutritionals	544	608	(10.5)	(2.8)	(7.7)
U.S. Adult Nutritionals	324	333	(2.7)	—	(2.7)
International Adult Nutritionals	398	373	6.6	(5.8)	12.4

Diagnostics —
Immunochemistry	856	832	2.9	(2.8)	5.7

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	368	387	(4.9)	(2.5)	(2.4)
Other Coronary products	145	146	(1.0)	(0.8)	(0.2)
Endovascular	121	115	6.0	(0.2)	6.2

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Sales in these key emerging markets declined 9% as strong growth in Brazil and India was offset by the negative impact of currencies as well as the timing of supply of key products in the segment’s women’s health portfolio, primarily due to a planned plant shutdown to expand capacity. Sales in Developed and Other Markets in the Established Pharmaceutical Products segment decreased in 2014 due primarily to the unfavorable effects of exchange in 2014 and to price declines from the continued effect of European austerity measures.  International Pediatric Nutritional sales decreased due primarily to the impact of a supplier recall in certain international markets in the third quarter of 2013, which created significant disruption in these markets that unfavorably impacted sales volumes. The decline in U.S Pediatric Nutritional revenue primarily reflects lower infant formula sales.  In the Vascular Products segment, sales of DES products declined primarily as a result of sales declines in the U.S. due in part to the launch of a competitive drug-eluting stent. International sales of vascular products increased in the quarter driven by a number of new products and the increased penetration of Abbott’s bioresorbable vascular scaffold.

The gross profit margin percentage was 49.6 percent for the first quarter 2014 compared to 51.1 percent for the first quarter 2013.  The decline primarily reflects the impact of unfavorable foreign exchange in the diagnostics, established pharmaceuticals and nutritional businesses.

Research and development expenses increased by $41 million, or 11.6 percent, in the first quarter 2014 due primarily to the impact of restructuring actions recorded in the quarter. For the three months ended March 31, 2014, research and development expenditures totaled $77 million for the Vascular Products segment, $98 million for the Diagnostic Products segment, $50 million for the Established Pharmaceutical Products segment and $48 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter 2014 decreased 1.3 percent due in part to timing between quarters, as well as a continuing focus on cost savings initiatives.

Restructuring Plans

The results for the first three months of 2014 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies in Abbott’s vascular, diagnostics, and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $80 million in 2014 related to these initiatives. Approximately $17 million is recognized in Cost of products sold, $41 million is recognized in Research and development and approximately $22 million is recognized in Selling, general and administrative expense. In the first quarter of 2014, Abbott management also approved plans to streamline various operations in order to reduce costs and improve efficiencies across various functional areas and recognized a charge of $25 million. Approximately $2 million is recorded in Cost of products sold and approximately $23 million as Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net decreased $3 million in the first quarter 2014 compared to 2013 due to lower interest rates in the first quarter of 2014, which reduced total interest expense.  Interest income was relatively unchanged from the prior year.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first quarter of 2014, taxes on earnings from continuing operations reflect the recognition of $71 million of tax benefits as the result of the favorable resolution of various tax positions pertaining to prior years. Earnings from discontinued operations, net of tax, in the first quarter of 2014 reflects the recognition of $36 million of net tax benefits primarily as a result of the favorable resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $102 million. As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. Excluding these discrete items, the change in the effective rate from 2013 to 2014 primarily reflects the impact of the repatriation of 2014 earnings generated outside the U.S.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing to each other, on an interim transitional basis, various services.  Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient.  Services being provided by Abbott include certain information technology and back office support.  Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie’s operations.

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At March 31, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $127 million, inventories of $102 million, equipment of $17 million, other assets of $56 million, trade accounts payable and accrued liabilities of $152 million and other liabilities of $18 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $132 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the first quarter of 2014 reflect the recognition of $36 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Liquidity and Capital Resources March 31, 2014 Compared with December 31, 2013

The reduction of cash and cash equivalents from $3.5 billion at December 31, 2013 to $2.1 billion at March 31, 2014 reflects share repurchases and dividends paid in the quarter.

Net cash from operating activities for the first three months of 2014 totaled $336 million. Other, net in Net cash from operating activities for the first three months of 2014 of $(548) million reflects contributions to defined benefit plans of $312 million in 2014, as well as the non-cash impact in the first quarter of approximately $110 million of tax benefits from the resolution of various tax positions pertaining to prior years. The $(489) million of Other, net activity in Net cash from operating activities for 2013 reflects approximately $233 million of one-time net cash outflows related to the separation of AbbVie, the first quarter non-cash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings and $208 million of contributions to defined benefit plans.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends on an annual basis.

Working capital was $7.7 billion at March 31, 2014 and $9.7 billion at December 31, 2013.  The $2.0 billion decrease in working capital in 2014 is due primarily to the use of cash to repurchase shares and pay a higher dividend.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 9% of total net trade receivables as of March 31, 2014 as compared to 1% of total assets and 12% of total net receivables as of December 31, 2013.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first three months of 2014.

At March 31, 2014 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2017.

In June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott’s common shares from time to time and 54.6 million shares at a cost of $2.1 billion were purchased in the first three months of 2014. Approximately $512 million remains available for repurchase under this authorization. In the first three months of 2013, 25.0 million shares were purchased at a cost of $850 million under a previous share repurchase authorization.

In the first quarter of 2014, Abbott declared a dividend of $0.22 per share on its common shares, which represents a 57% increase over the $0.14 per share dividend declared in the first quarter of 2013.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2013 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2013 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2014, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2014, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2013 Annual Report on Form 10-K, Abbott reported that Medinol Limited (Medinol) sued Abbott in the Netherlands asserting that certain of Abbott’s coronary bare metal and all of its metal-based drug eluting stent products infringe certain of Medinol’s European stent design patents, and that in January 2013, Medinol appealed the lower courts’ findings of noninfringement to the Dutch Supreme Court.  In April 2014, the Dutch Supreme Court rejected Medinol’s appeal, resulting in a final determination that Abbott’s stents do not infringe Medinol’s patents.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	6,629,302	(1)	$36.462	6,500,000	$2,374,933,131	(2)
February 1, 2014 — February 28, 2014	25,746,238	(1)	$38.211	25,700,000	$1,392,882,137	(2)
March 1, 2014 — March 31, 2014	22,407,140	(1)	$39.415	22,360,000	$511,537,561	(2)
Total	54,782,680	(1)	$38.492	54,560,000	$511,537,561	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 129,302 in January, 46,238 in February, and 16,640 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan - 0 in January, 0 in February, and 30,500 in March.

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
Thomas C. Freyman
Executive Vice President,
Finance and Chief Financial Officer

Date: May 7, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the notes to the condensed consolidated financial statements.