Form 10-Q
period 2014-06-30
ABBOTT LABORATORIES
filed 2014-08-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, Abbott Laboratories had 1,503,699,033 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales	$5,551	$5,446	$10,795	$10,824

Cost of products sold, excluding amortization of intangible assets	2,506	2,545	4,976	4,977
Amortization of intangible assets	161	197	335	396
Research and development	335	363	722	709
Selling, general and administrative	1,788	1,714	3,550	3,500
Total Operating Cost and Expenses	4,790	4,819	9,583	9,582

Operating Earnings	761	627	1,212	1,242

Interest expense	39	40	78	81
Interest (income)	(19)	(17)	(35)	(32)
Net foreign exchange loss (gain)	1	11	3	40
Other (income) expense, net	3	(8)	6	(2)
Earnings from Continuing Operations Before Taxes	737	601	1,160	1,155
Taxes on Earnings from Continuing Operations	277	125	361	134
Earnings from Continuing Operations	460	476	799	1,021
Earnings from Discontinued Operations, net of taxes	6	—	42	—
Net Earnings	$466	$476	$841	$1,021

Basic Earnings Per Common Share —
Continuing Operations	$0.30	$0.30	$0.52	$0.65
Discontinued Operations	—	—	0.03	—
Net Earnings	$0.30	$0.30	$0.55	$0.65

Diluted Earnings Per Common Share —
Continuing Operations	$0.30	$0.30	$0.52	$0.64
Discontinued Operations	—	—	0.03	—
Net Earnings	$0.30	$0.30	$0.55	$0.64

Cash Dividends Declared Per Common Share	$0.22	$0.14	$0.44	$0.28

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,506,595	1,560,519	1,521,668	1,564,894
Dilutive Common Stock Options and Awards	10,451	16,165	10,605	16,726

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,517,046	1,576,684	1,532,273	1,581,620

Outstanding Common Stock Options Having No Dilutive Effect	544	1,015	544	1,015

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Earnings	$466	$476	$841	$1,021
Less: Earnings from Discontinued Operations	6	—	42	—
Earnings from Continuing Operations	460	476	799	1,021
Foreign currency translation gain (loss) adjustments	(19)	(360)	43	(750)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $7 and $15 in 2014 and $16 and $(7) in 2013	12	28	28	(13)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(2) and $(2) in 2014 and $1 and $2 in 2013	(4)	2	(4)	3
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $(2) and $(2) in 2014 and $(1) and $(6) in 2013	(7)	(3)	(7)	(23)
Other Comprehensive Income (Loss) from Continuing Operations	(18)	(333)	60	(783)
Comprehensive Income (Loss) from Continuing Operations	442	143	859	238
Comprehensive Income from Discontinued Operations	6	—	42	—
Comprehensive Income	$448	$143	$901	$238

			June 30, 2014	December 31, 2013
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments			$(675)	$(718)
Net actuarial (losses) and prior service cost and credits			(1,284)	(1,312)
Cumulative unrealized gains on marketable equity securities			9	13
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other			(2)	5

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$3,570	$3,475
Investments, primarily bank time deposits and U.S. treasury bills	3,492	4,623
Trade receivables, less allowances of $354 in 2014 and $312 in 2013	4,056	3,986
Inventories:
Finished products	1,920	1,866
Work in process	339	349
Materials	564	478
Total inventories	2,823	2,693
Prepaid expenses, deferred income taxes, and other receivables	4,065	4,032
Current assets held for disposition	252	438
Total Current Assets	18,258	19,247
Investments	130	119
Property and equipment, at cost	13,096	12,870
Less: accumulated depreciation and amortization	7,161	6,965
Net property and equipment	5,935	5,905
Intangible assets, net of amortization	5,428	5,735
Goodwill	9,751	9,772
Deferred income taxes and other assets	1,921	2,109
Non-current assets held for disposition	52	66
	$41,475	$42,953
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$3,953	$3,164
Trade accounts payable	1,062	1,026
Salaries, wages and commissions	828	906
Other accrued liabilities	3,247	3,500
Dividends payable	331	341
Income taxes payable	181	175
Current portion of long-term debt	9	9
Current liabilities held for disposition	242	386
Total Current Liabilities	9,853	9,507
Long-term debt	3,403	3,388
Post-employment obligations, deferred income taxes and other long-term liabilities	4,514	4,784
Non-current liabilities held for disposition	1	7
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2014: 1,691,263,815; 2013: 1,685,827,096	12,126	12,048
Common shares held in treasury, at cost - Shares: 2014: 187,564,782; 2013: 137,728,810	(8,709)	(6,844)
Earnings employed in the business	22,137	21,979
Accumulated other comprehensive income (loss)	(1,952)	(2,012)
Total Abbott Shareholders’ Investment	23,602	25,171
Noncontrolling Interests in Subsidiaries	102	96
Total Shareholders’ Investment	23,704	25,267
	$41,475	$42,953

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2014	2013
Cash Flow From (Used in) Operating Activities:
Net earnings	$841	$1,021
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	463	461
Amortization of intangibles	335	396
Share-based compensation	168	177
Trade receivables	(76)	(91)
Inventories	(141)	(232)
Other, net	(354)	(555)
Net Cash From Operating Activities	1,236	1,177

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(513)	(565)
Sales (Purchases) of investment securities, net	1,119	(1,507)
Other	27	—
Net Cash From (Used in) Investing Activities	633	(2,072)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	872	3,150
Transfer of cash and cash equivalents to AbbVie Inc.	—	(5,901)
Purchases of common shares	(2,193)	(1,215)
Proceeds from stock options exercised, including income tax benefit	226	142
Dividends paid	(676)	(444)
Net Cash (Used in) Financing Activities	(1,771)	(4,268)

Effect of exchange rate changes on cash and cash equivalents	(3)	(67)

Net Increase (Decrease) in Cash and Cash Equivalents	95	(5,230)
Cash and Cash Equivalents, Beginning of Year	3,475	10,802
Cash and Cash Equivalents, End of Period	$3,570	$5,572

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2014

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013, in certain countries,  due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014 or 2015.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At June 30, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $137 million, inventories of $89 million, equipment of $16 million, other assets of $62 million, trade accounts payable and accrued liabilities of $242 million and other liabilities of $1 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $61 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the second quarter and first six months of 2014 reflect the recognition of $6 million and $42 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2014 and 2013 were $458 million and $473 million, respectively and for the six months ended June 30, 2014 and 2013 were $795 million and $1.013 billion, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2014 and 2013 were $463 million and $473 million, respectively, and for the six months ended June 30, 2014 and 2013 were $837 million and $1.013 billion, respectively.

Other, net use of cash in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2014 and 2013 includes the effects of contributions to defined benefit plans of $330 million and $320 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each six month period, as well as the non-cash impact in the first six months of 2014 of approximately $70 million of tax benefits, net of cash refunded by taxing authorities, resulting from the resolution of various tax positions pertaining to prior years.

The components of long-term investments as of June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
(in millions)	2014	2013
Equity securities	$95	$93
Other	35	26
Total	$130	$119

Note 4 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance at March 31 (a)	$(656)	$(777)	$(1,296)	$(2,186)	$13	$32	$5	$38
Other comprehensive income (loss) before Reclassifications	(19)	(360)	—	—	1	7	—	12
Amounts reclassified from accumulated other comprehensive income (b)	—	—	12	28	(5)	(5)	(7)	(15)
Net current period comprehensive income from continuing operations	(19)	(360)	12	28	(4)	2	(7)	(3)
Balance at June 30 (a)	$(675)	$(1,137)	$(1,284)	$(2,158)	$9	$34	$(2)	$35

	Six Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance at December 31, 2013 and 2012	$(718)	$(79)	$(1,312)	$(3,596)	$13	$31	$5	$50
Separation of AbbVie (a)	—	(308)	—	1,451	—	—	—	8
Other comprehensive income (loss) before Reclassifications	43	(750)	—	(69)	2	14	(1)	(5)
Amounts reclassified from accumulated other comprehensive income (b)	—	—	28	56	(6)	(11)	(6)	(18)
Net current period comprehensive income from continuing operations (a)	43	(750)	28	(13)	(4)	3	(7)	(23)
Balance at June 30	$(675)	$(1,137)	$(1,284)	$(2,158)	$9	$34	$(2)	$35

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

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.751 billion at June 30, 2014 and $9.772 billion at December 31, 2013. In the six months ended June 30, 2014, foreign currency translation adjustments increased goodwill by approximately $5 million, while purchase price allocation adjustments associated with recent acquisitions decreased goodwill by approximately $26 million.  The amount of goodwill related to reportable segments at June 30, 2014 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $444 million for the Diagnostic Products segment, and $3.1 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $12.3 billion as of June 30, 2014 and $12.2 billion as of December 31, 2013, and accumulated amortization was $7.0 billion as of June 30, 2014 and $6.8 billion as of December 31, 2013.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $114 million at June 30, 2014 and $266 million at December 31, 2013. The change reflects the movement of an IDEV-related intangible asset, Supera, to amortizable assets due to the receipt of regulatory approval in the first quarter of 2014.  Abbott’s estimated annual amortization expense for intangible assets is approximately $655 million in 2014, $615 million in 2015, $590 million in 2016, $575 million in 2017 and $500 million in 2018.  Amortizable intangible assets are amortized over 2 to 20 years (weighted average 11 years).

Note 7 — Restructuring Plans

In the first six months of 2014, Abbott management approved plans to streamline various operations in order to reduce costs and improve efficiencies in Abbott’s vascular, diagnostics and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $80 million in 2014. Approximately $17 million is recognized in Cost of products sold, $41 million is recognized in Research and development and approximately $22 million is recognized in Selling, general and administrative expense.  The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$80
Payments and other adjustments	(20)
Accrued balance at June 30, 2014	$60

In 2014 and 2013, Abbott management approved plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. Additional charges of approximately $76 million were recognized in 2014 of which approximately $2 million is recorded in Cost of products sold and approximately $74 million in Selling, general and administrative expense.

The following summarizes the activity for the first six months of 2014 related to these restructuring actions and the status of the related accrual as of June 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$148
Restructuring charges recorded in 2014	76
Payments and other adjustments	(42)
Accrued balance at June 30, 2014	$182

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations in order to reduce costs. The following summarizes the activity for the first six months of 2014 related to these restructuring actions and the status of the related accrual as of June 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$20
Restructuring charges recorded in 2014	—
Payments and other adjustments	(1)
Accrued balance at June 30, 2014	$19

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostics business. The following summarizes the activity for the first six months of 2014 related to these restructuring actions and the status of the related accrual as of June 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$41
Restructuring charges recorded in 2014	—
Payments and other adjustments	(8)
Accrued balance at June 30, 2014	$33

Note 8 — Incentive Stock Programs

In the first six months of 2014, Abbott granted 3,721,084 stock options, 546,800 restricted stock awards and 5,318,607 restricted stock units under its incentive stock programs.  At June 30, 2014, approximately 110 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at June 30, 2014 is as follows:

	Outstanding	Exercisable
Number of shares	40,505,063	33,055,510
Weighted average remaining life (years)	4.3	3.3
Weighted average exercise price	$27.38	$25.36
Aggregate intrinsic value (in millions)	$551	$517

The total unrecognized share-based compensation cost at June 30, 2014 amounted to approximately $222 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling approximately $140 million at June 30, 2014 and December 31, 2013, respectively, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of June 30, 2014 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2014 and 2013.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2014 and December 31, 2013, Abbott held $13.1 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $523 million and approximately $505 million as of June 30, 2014 and December 31, 2013, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at June 30, 2014 and December 31, 2013 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2014 or 2013 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2014 and December 31, 2013:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2014	Dec. 31, 2013	Balance Sheet Caption	June 30, 2014	Dec. 31, 2013	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$106	$87	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	4	14	Prepaid expenses, deferred income taxes, and other receivables	—	—	Other accrued liabilities
Others not designated as hedges	67	70	Prepaid expenses, deferred income taxes, and other receivables	24	75	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	523	505	Short-term borrowings
	$177	$171		$547	$580

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the second quarter and first six months of 2014 and 2013 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2014 and 2013 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(3)	$14	$(1)	$31	$3	$11	$6	$14	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(7)	25	(18)	75	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	8	(71)	19	(81)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	(10)	50	(23)	140	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2014 and December 31, 2013 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term Investment Securities:
Equity securities	$95	$95	$93	$93
Other	35	31	26	24
Total Long-term Debt	(3,412)	(4,033)	(3,397)	(3,930)
Foreign Currency Forward Exchange Contracts:
Receivable position	71	71	84	84
(Payable) position	(24)	(24)	(75)	(75)
Interest Rate Hedge Contracts:
Receivable position	106	106	87	87

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2014:
Equity securities	$19	$19	$—	$—
Interest rate swap derivative financial instruments	106	—	106	—
Foreign currency forward exchange contracts	71	—	71	—
Total Assets	$196	$19	$177	$—

Fair value of hedged long-term debt	$1,642	$—	$1,642	$—
Foreign currency forward exchange contracts	24	—	24	—
Contingent consideration related to business combinations	75	—	—	75
Total Liabilities	$1,741	$—	$1,666	75

December 31, 2013:
Equity securities	$26	$26	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	84	—	84	—
Total Assets	$197	$26	$171	$—

Fair value of hedged long-term debt	$1,623	$—	$1,623	$—
Foreign currency forward exchange contracts	75	—	75	—
Contingent consideration related to business combinations	208	—	—	208
Total Liabilities	$1,906	$—	$1,698	$208

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange, payments and other changes in fair value. The change in contingent consideration from the previous year end primarily reflects the payment of contingent consideration in the first six months of 2014.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $65 million to $90 million. The recorded accrual balance at June 30, 2014 for these proceedings and exposures was approximately $75 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost — benefits earned during the period	$62	$76	$128	$152	$9	$11	$18	$23
Interest cost on projected benefit obligations	75	66	152	132	16	15	32	30
Expected return on plan assets	(113)	(94)	(226)	(187)	(9)	(9)	(19)	(18)
Net amortization of:
Actuarial loss, net	24	40	49	80	4	8	9	16
Prior service cost (credit)	—	1	1	2	(9)	(8)	(18)	(16)
Net Cost	$48	$89	$104	$179	$11	$17	$22	$35

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2014 and 2013, $330 million and $320 million, respectively, were contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in the first six months of each fiscal year.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2014, taxes on earnings from continuing operations reflect the recognition of $58 million of net tax benefits as the result of the favorable resolution of various tax positions pertaining to prior years. Earnings from Discontinued Operations, net of tax, in the first six months of 2014 reflects the recognition of $42 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million. As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first six months of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Established Pharmaceutical Products	$1,216	$1,218	$2,367	$2,450	$245	$258	$475	$543
Nutritional Products	1,731	1,704	3,362	3,404	302	313	585	655
Diagnostic Products	1,189	1,135	2,306	2,223	279	242	501	503
Vascular Products	765	751	1,503	1,492	303	221	524	408
Total Reportable Segments	4,901	4,808	9,538	9,569	1,129	1,034	2,085	2,109
Other	650	638	1,257	1,255
Net Sales	$5,551	$5,446	$10,795	$10,824
Corporate functions and benefit plans costs					(103)	(127)	(161)	(247)
Non-reportable segments					105	99	168	187
Net interest expense					(20)	(23)	(43)	(49)
Share-based compensation (a)					(49)	(52)	(168)	(177)
Amortization of intangible assets					(161)	(197)	(335)	(396)
Other, net (b)					(164)	(133)	(386)	(272)
Consolidated Earnings from Continuing Operations Before Taxes					$737	$601	$1,160	$1,155

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         The increase in expense from 2013 to 2014 primarily reflects higher charges for cost reduction initiatives.

Note 14 — Subsequent Event

On July 14, 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan for equity ownership of a newly formed entity that will combine Mylan’s existing business and Abbott’s developed markets pharmaceuticals business, and will be publicly traded. This represents a value of approximately $5.3 billion based on Mylan’s closing stock price on July 11, 2014. Abbott’s developed markets branded generics pharmaceuticals business generated approximately $2 billion in sales in 2013. Abbott will retain its branded generics pharmaceuticals business in emerging markets. The transaction is expected to close in the first quarter of 2015. Abbott expects to report the results of its developed markets branded generics pharmaceuticals business as discontinued operations beginning in the third quarter of 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products	$1,216	$1,218	(0.1)%	(2.4)%	2.3%
Nutritional Products	1,731	1,704	1.6	(1.5)	3.1
Diagnostic Products	1,189	1,135	4.8	(0.7)	5.5
Vascular Products	765	751	1.9	0.5	1.4
Total Reportable Segments	4,901	4,808	2.0	(1.2)	3.2
Other	650	638	1.7	0.3	1.4
Net Sales	$5,551	$5,446	1.9	(1.1)	3.0

Total U.S.	$1,561	$1,560	0.1	—	0.1

Total International	$3,990	$3,886	2.7	(1.5)	4.2

	Net Sales to External Customers
	Six Months ended June 30, 2014	Six Months ended June 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,367	$2,450	(3.4)%	(4.2)%	0.8%
Nutritional Products	3,362	3,404	(1.2)	(1.9)	0.7
Diagnostic Products	2,306	2,223	3.7	(1.6)	5.3
Vascular Products	1,503	1,492	0.7	(0.5)	1.2
Total Reportable Segments	9,538	9,569	(0.3)	(2.2)	1.9
Other	1,257	1,255	0.1	(0.7)	0.8
Net Sales	$10,795	$10,824	(0.3)	(2.1)	1.8

Total U.S.	$3,050	$3,094	(1.4)	—	(1.4)

Total International	$7,745	$7,730	0.2	(2.8)	3.0

The net sales growth for the second quarter and first six months of 2014 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 1.5 percent for the quarter and 2.8 percent for the first six months of 2014. Excluding the unfavorable impact of foreign exchange, total net sales increased 3.0 percent in the quarter and 1.8 percent for the first six months, driven by higher sales across all business segments due primarily to unit volume growth. The growth in diagnostic products reflects continued momentum in core laboratory diagnostics in both developed and emerging markets. Year-over-year changes in nutritional product sales continue to be negatively impacted in the quarter and year-to-date period by a previously reported supplier recall in certain international markets in August 2013.

A comparison of significant product group sales for the six months ended June 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2014	June 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products sales —
Key Emerging Markets	$1,147	$1,175	(2.4)%	(7.4)%	5.0%
Developed and Other Markets	1,220	1,275	(4.3)	(1.2)	(3.1)

Nutritionals —
U.S. Pediatric Nutritionals	756	768	(1.6)	—	(1.6)
International Pediatric Nutritionals	1,116	1,193	(6.5)	(2.8)	(3.7)
U.S. Adult Nutritionals	657	665	(1.1)	—	(1.1)
International Adult Nutritionals	833	778	7.1	(4.0)	11.1

Diagnostics —
Immunochemistry	1,774	1,696	4.6	(1.8)	6.4

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	738	776	(4.9)	(1.2)	(3.7)
Other Coronary products	295	292	1.0	—	1.0
Endovascular	257	234	10.2	0.4	9.8

(1)         Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on 14 key emerging markets including India, Russia, China and Brazil. Excluding the negative impact of foreign exchange rates, the 5.0% sales increase in these key emerging markets reflects strong growth in India and Brazil due in part to improved commercial execution and market conditions in India and product portfolio expansion in Brazil. Sales in Developed and Other Markets in the Established Pharmaceutical Products segment decreased in 2014 due primarily to continued pricing pressures, as well as the unfavorable effects of exchange in 2014.

International Pediatric Nutritional sales decreased due primarily to the impact of a supplier recall in certain international markets in the third quarter of 2013, which created disruption in these markets that unfavorably impacted sales volumes. The decline in U.S. Pediatric Nutritional revenue primarily reflects lower infant formula sales. The sales growth in International Adult Nutritionals was led by strong growth of Ensure products and double-digit growth in emerging markets. Immunochemistry Diagnostics sales increased primarily as a result of continued market share gains in the U.S. and strong growth in emerging markets.  In the Vascular Products segment, sales of DES products declined due to year-over-year declines in the U.S. DES market and in market share; these declines were partially offset by increased penetration of the Absorb bioresorbable vascular scaffold in various international markets.  The increase in Endovascular sales was driven by higher revenues from Supera.

The gross profit margin percentage was 51.9 percent for the second quarter of 2014 compared to 49.7 percent for the second quarter of 2013. First six months 2014 gross profit margin was 50.8 percent compared to 50.4 percent in the first six months 2013. The second quarter and first six months 2014 gross margins reflect the resolution of an intellectual property matter that lowered product costs in the Vascular Products segment, as well as lower intangible amortization and restructuring costs in 2014 compared to 2013.

Research and development expenses decreased 7.5 percent in the second quarter of 2014 due in part to the impact of previous restructuring actions, while research and development expenses for the first six months of 2014 increased 1.8 percent due primarily to the impact of restructuring actions recorded in 2014. For the first six months ended June 30, 2014, research and development expenditures totaled $139 million for the Vascular Products segment, $198 million for the Diagnostic Products segment, $112 million for the Established Pharmaceutical Products segment and $97 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months 2014 increased 4.3 percent and 1.4 percent, respectively, due to restructuring charges, partially offset by a continuing focus on cost savings initiatives.

Restructuring Plans

The results for the first six months of 2014 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies in Abbott’s vascular, diagnostics, and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $80 million in 2014 related to these initiatives. Approximately $17 million is recognized in Cost of products sold, $41 million is recognized in Research and development and approximately $22 million is recognized in Selling, general and administrative expense. In the first six months of 2014, Abbott management also approved plans to streamline various operations in order to reduce costs and improve efficiencies across various functional areas and recognized a charge of $76 million. Approximately $2 million is recorded in Cost of products sold and approximately $74 million in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net for the second quarter and first six months of 2014 decreased due to the favorable impact of lower interest rates on interest expense, as well as an increase in interest income.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2014, taxes on earnings from continuing operations reflect the recognition of $58 million of tax benefits as the result of the favorable resolution of various tax positions pertaining to prior years. Earnings from discontinued operations, net of tax, in the first six months of 2014 reflects the recognition of $42 million of net tax benefits primarily as a result of the favorable resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million. As a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in the first six months of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. Excluding these discrete items, the change in the effective rate from 2013 to 2014 primarily reflects the impact of the repatriation of 2014 earnings generated outside the U.S.

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013, in certain countries, due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014 or 2015.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At June 30, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $137 million, inventories of $89 million, equipment of $16 million, other assets of $62 million, trade accounts payable and accrued liabilities of $242 million and other liabilities of $1 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $61 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the first six months of 2014 reflect the recognition of $42 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Liquidity and Capital Resources June 30, 2014 Compared with December 31, 2013

The $95 million increase in cash and cash equivalents from $3.475 billion at December 31, 2013 to $3.570 billion at June 30, 2014 reflects the favorable impact of cash generated by operating activities and a reduction in short term investments partially offset by share repurchases and dividends paid in the first six months of 2014.

Net cash from operating activities for the first six months of 2014 totaled $1.24 billion. Other, net in Net cash from operating activities for the first six months of 2014 of $(354) million reflects contributions to defined benefit plans of $330 million in 2014, as well as the non-cash impact in the first six months of approximately $70 million of tax benefits, net of cash refunds by tax authorities, from the resolution of various tax positions pertaining to prior years. The $(555) million of Other, net activity in Net cash from operating activities for 2013 reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie, the non-cash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings and $320 million of contributions to defined benefit plans.   Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends on an annual basis.

Working capital was $8.4 billion at June 30, 2014 and $9.7 billion at December 31, 2013.  The $1.3 billion decrease in working capital in 2014 is due primarily to the use of cash to repurchase shares and pay a higher dividend.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 9% of total net trade receivables as of June 30, 2014 as compared to 1% of total assets and 12% of total net receivables as of December 31, 2013.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first six months of 2014.

At June 30, 2014, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

In June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott’s common shares from time to time and 54.6 million shares at a cost of $2.1 billion were purchased in the first six months of 2014 under this program. Approximately $512 million remains available for repurchase under this authorization. In the first six months of 2013, 32.9 million shares were purchased at a cost of approximately $1.2 billion under a previous share repurchase authorization.

In each of the first two quarters of 2014, Abbott declared a quarterly dividend of $0.22 per share on its common shares, which represents a 57% increase over the $0.14 per share quarterly dividend declared in each of the first two quarters of 2013.

Business Developments

On July 14, 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan for equity ownership of a newly formed entity that will combine Mylan’s existing business and Abbott’s developed markets pharmaceuticals business, and will be publicly traded. This represents a value of approximately $5.3 billion based on Mylan’s closing stock price on July 11, 2014. Abbott’s developed markets branded generics pharmaceuticals business generated approximately $2 billion in sales in 2013. Abbott will retain its branded generics pharmaceuticals business in emerging markets. The transaction is expected to close in the first quarter of 2015. Abbott expects to report the results of its developed markets branded generics pharmaceuticals business as discontinued operations beginning in the third quarter of 2014.

In the second quarter of 2014, Abbott entered into a definitive agreement to acquire CFR Pharmaceuticals, a Latin American pharmaceutical company. Under the terms of the agreement, Abbott will acquire the holding company that indirectly owns approximately 73 percent of CFR Pharmaceuticals and will conduct a public cash tender offer for all of the remaining outstanding shares of CFR. Assuming all publicly-held shares are tendered, the total purchase price would be approximately $2.9 billion, plus the assumption of net debt of approximately $430 million. The acquisition is expected to close in the third quarter of 2014.

In the second quarter of 2014, Abbott entered into a definitive agreement to acquire Veropharm, a Russian pharmaceutical manufacturer. Under the terms of the agreement, Abbott will acquire Limited Liability Company Garden Hills, the holding company that currently owns a controlling interest in Veropharm, for between 13.6 billion rubles and 17 billion rubles (or a range of approximately $395 million to $495 million U.S. dollars) depending on Garden Hills’ share ownership of Veropharm at time of close. Pursuant to the agreement, Abbott will also assume net debt of 4.7 billion rubles (or approximately $136 million U.S. dollars). The acquisition is expected to close in the fourth quarter of 2014.

The acquisitions of CFR Pharmaceuticals and Veropharm are expected to be funded with current cash on hand and short term investments.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. Early adoption is not permitted. The standard becomes effective for Abbott in the first quarter of 2017. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2014, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2014, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2013 Annual Report on Form 10-K, Abbott reported that seven shareholder derivative lawsuits are pending in a consolidated proceeding, In Re Abbott-Depakote Shareholder Derivative Litigation, in the United States District Court for the Northern District of Illinois, and that on January 21, 2014, Abbott and the lead plaintiff in the consolidated proceeding entered into a Memorandum of Understanding in which they reached an agreement to settle.  On May 22, 2014, the court issued a final order and judgment approving the settlement in the consolidated proceeding, including the related Montini Family Trust and West Virginia Pipe Trades Health & Welfare Fund action, which had been consolidated with the consolidated proceeding. The deadline to appeal has passed and the settlement is final.

In its 2013 Annual Report on Form 10-K, Abbott reported that Medinol Limited (Medinol) sued Abbott in Germany, asserting that certain of Abbott’s coronary bare metal and all of its metal-based drug-eluting stent products infringe certain of Medinol’s European and German stent design patents, and that the validity of certain of Medinol’s patents had been appealed to the German Federal Supreme Court.  On April 29, 2014, the validity of these patents was upheld, and Medinol may proceed with the infringement cases that were previously stayed pending the conclusion of these validity cases.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 – April 30, 2014	5,173	(1)	$37.981	—	$511,537,561	(2)
May 1, 2014 – May 31, 2014	47,818	(1)	$39.325	—	$511,537,561	(2)
June 1, 2014 – June 30, 2014	56,088	(1)	$39.937	—	$511,537,561	(2)
Total	109,079	(1)	$39.576	—	$511,537,561	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 5,173 in April, 17,318 in May, and 25,588 in June; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in April, 30,500 in May, and 30,500 in June.

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
Thomas C. Freyman
Executive Vice President,
Finance and Chief Financial Officer

Date: August 5, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Transaction Agreement, dated as of May 15, 2014, by and between Abbott Investments Luxemburg S.à.r.l. and Positron Limited.*

12	Statement re: computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows and (v) the notes to the condensed consolidated financial statements.

* Certain schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. In accordance with Item 601(b)(2), Abbott will furnish supplemental copies of any such schedules to the U.S. Securities and Exchange Commission upon request.