Form 10-Q
period 2014-09-30
ABBOTT LABORATORIES
filed 2014-11-06
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6l00

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

As of September 30, 2014, Abbott Laboratories had 1,505,790,586 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net Sales	$5,104	$4,825	$14,957	$14,643

Cost of products sold, excluding amortization of intangible assets	2,331	2,255	6,918	6,854
Amortization of intangible assets	132	146	392	441
Research and development	307	339	989	1,012
Selling, general and administrative	1,603	1,612	4,886	4,831
Total Operating Cost and Expenses	4,373	4,352	13,185	13,138

Operating Earnings	731	473	1,772	1,505

Interest expense	35	37	107	112
Interest (income)	(18)	(16)	(54)	(48)
Net foreign exchange loss (gain)	(1)	(2)	1	36
Other (income) expense, net	(3)	(27)	2	(28)
Earnings from Continuing Operations Before Taxes	718	481	1,716	1,433
Taxes on Earnings from Continuing Operations	278	(163)	627	(71)
Earnings from Continuing Operations	440	644	1,089	1,504
Earnings from Discontinued Operations, net of taxes	98	322	291	483
Net Earnings	$538	$966	$1,380	$1,987

Basic Earnings Per Common Share —
Continuing Operations	$0.29	$0.41	$0.71	$0.96
Discontinued Operations	0.07	0.21	0.19	0.30
Net Earnings	$0.36	$0.62	$0.90	$1.26

Diluted Earnings Per Common Share —
Continuing Operations	$0.29	$0.41	$0.71	$0.95
Discontinued Operations	0.07	0.20	0.19	0.30
Net Earnings	$0.36	$0.61	$0.90	$1.25

Cash Dividends Declared Per Common Share	$0.22	$0.14	$0.66	$0.42

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,508,596	1,551,803	1,517,834	1,560,369
Dilutive Common Stock Options and Awards	11,184	14,888	10,798	16,114

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,519,780	1,566,691	1,528,632	1,576,483

Outstanding Common Stock Options Having No Dilutive Effect	535	1,601	535	1,015

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
Net Earnings	$538	$966	$1,380	$1,987

Foreign currency translation gain (loss) adjustments	(1,096)	270	(1,053)	(480)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $7 and $22 in 2014 and $9 and $(1) in 2013	16	18	44	5
Unrealized gains (losses) on marketable equity securities, net of taxes of $(5) and $(7) in 2014 and ($4) and ($2) in 2013	(8)	(7)	(12)	(4)
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $14 and $12 in 2014 and $(3) and $(9) in 2013	65	(11)	58	(34)
Other Comprehensive Income (Loss)	(1,023)	270	(963)	(513)
Comprehensive Income (Loss)	$(485)	$1,236	$417	$1,474

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:	Sept. 30, 2014	December 31, 2013
Cumulative foreign currency translation (loss) adjustments	$(1,771)	$(718)
Net actuarial (losses) and prior service cost and credits	(1,268)	(1,312)
Cumulative unrealized gains on marketable equity securities	1	13
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	63	5

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$3,613	$3,475
Investments, primarily bank time deposits and U.S. treasury bills	1,264	4,623
Trade receivables, less allowances of $332 in 2014 and $312 in 2013	3,618	3,986
Inventories:
Finished products	1,873	1,866
Work in process	290	349
Materials	533	478
Total inventories	2,696	2,693
Prepaid expenses, deferred income taxes, and other receivables	4,173	4,032
Current assets held for disposition	1,100	438
Total Current Assets	16,464	19,247
Investments	221	119
Property and equipment, at cost	12,694	12,870
Less: accumulated depreciation and amortization	6,822	6,965
Net property and equipment	5,872	5,905
Intangible assets, net of amortization	6,094	5,735
Goodwill	10,048	9,772
Deferred income taxes and other assets	1,772	2,109
Non-current assets held for disposition	2,043	66
	$42,514	$42,953
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$4,376	$3,164
Trade accounts payable	965	1,026
Salaries, wages and commissions	867	906
Other accrued liabilities	2,875	3,500
Dividends payable	332	341
Income taxes payable	481	175
Current portion of long-term debt	206	9
Current liabilities held for disposition	721	386
Total Current Liabilities	10,823	9,507
Long-term debt	3,719	3,388
Post-employment obligations, deferred income taxes and other long-term liabilities	4,883	4,784
Non-current liabilities held for disposition	96	7
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2014: 1,692,708,693; 2013: 1,685,827,096	12,207	12,048
Common shares held in treasury, at cost - Shares: 2014: 186,918,107; 2013: 137,728,810	(8,679)	(6,844)
Earnings employed in the business	22,335	21,979
Accumulated other comprehensive income (loss)	(2,975)	(2,012)
Total Abbott Shareholders’ Investment	22,888	25,171
Noncontrolling Interests in Subsidiaries	105	96
Total Shareholders’ Investment	22,993	25,267
	$42,514	$42,953

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2014	2013
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,380	$1,987
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	689	700
Amortization of intangibles	464	593
Share-based compensation	208	222
Trade receivables	(173)	22
Inventories	(203)	(242)
Other, net	72	(1,583)
Net Cash From Operating Activities	2,437	1,699

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(790)	(842)
Acquisitions of business and technology	(2,822)	(566)
Sales (Purchases) of investment securities, net	3,358	(3,380)
Other	62	19
Net Cash (Used in) Investing Activities	(192)	(4,769)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of short-term debt and other	1,269	3,524
Contingent and other consideration payments related to business acquisitions	(400)	(400)
Transfer of cash and cash equivalents to AbbVie Inc.	—	(5,901)
Purchases of common shares	(2,194)	(1,566)
Proceeds from stock options exercised, including income tax benefit	290	180
Dividends paid	(1,007)	(664)
Net Cash (Used in) Financing Activities	(2,042)	(4,827)

Effect of exchange rate changes on cash and cash equivalents	(65)	(23)

Net Increase (Decrease) in Cash and Cash Equivalents	138	(7,920)

Cash and Cash Equivalents, Beginning of Year	3,475	10,802
Cash and Cash Equivalents, End of Period	$3,613	$2,882

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2014

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013, in certain countries,  due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014 with the remainder expected to be transferred in 2015.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At September 30, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $124 million, inventories of $121 million, equipment of $5 million, other assets of $62 million, trade accounts payable and accrued liabilities of $268 million and other liabilities of $1 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $43 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the third quarter and first nine months of 2014 include the recognition of $5 million of tax expense and $37 million of net tax benefits, respectively, primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.  Earnings from discontinued operations in the third quarter and first nine months of 2013 includes a favorable adjustment to tax expense of $193 million as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 3- Discontinued Operations

On July 14, 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that will combine Mylan’s existing business and Abbott’s developed markets pharmaceuticals business, and will be publicly traded.  Historically, this business was included in Abbott’s Established Pharmaceutical Products segment.  Abbott will retain its branded generics pharmaceuticals business in emerging markets. The transaction is expected to close in the first quarter of 2015 and is subject to customary closing conditions, including regulatory approvals. As a result of the planned disposition of the developed markets branded generics pharmaceuticals business, the current and prior year operating results of this business are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of tax line in the Condensed Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations.

The operating results of Abbott’s developed markets branded generics pharmaceuticals businesses are as follows:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(in millions)	2014	2013	2014	2013
Net sales	$519	$544	$1,461	$1,550
Pretax income	160	148	323	350
Net income	103	129	253	290

At the close of this transaction Abbott and Mylan will enter into transitional services agreements pursuant to which Abbott and Mylan will provide various back office support services to each other on an interim transitional basis.  Transition services may be provided for up to 2 years.  Billings by Abbott under these transitional services agreements will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transitional support will not constitute significant continuing support of Mylan’s operations. Abbott will also enter into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination.  The cash flows associated with these transitional service and manufacturing supply agreements are not expected to be significant.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities discussed in Note 2 are classified as held for disposition in the Condensed Consolidated Balance Sheet as of September 30, 2014.  Prior period balance sheets have not been adjusted. The cash flows associated with the developed markets branded generics pharmaceuticals businesses will be included in Abbott’s Condensed Consolidated Statement of Cash Flows up through the date of disposition.   The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2014
Trade receivables, net	$640
Total inventories	323
Prepaid expenses, deferred income taxes, and other receivables	137
Current assets held for disposition	1,100
Net property and equipment	150
Intangible assets, net of amortization	838
Goodwill	1,005
Deferred income taxes and other assets	50
Non-current assets held for disposition	2,043
Total assets held for disposition	$3,143

Trade accounts payable	$459
Salaries, wages, commissions and other accrued liabilities	262
Current liabilities held for disposition	721
Post-employment obligations, deferred income taxes and other long-term liabilities	96
Total liabilities held for disposition	$817

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2014 and 2013 were $438 million and $640 million, respectively and for the nine months ended September 30, 2014 and 2013 were $1.083 billion and $1.495 billion, respectively.  Net earnings allocated to common shares for the three months ended September 30, 2014 and 2013 were $536 million and $959 million, respectively, and for the nine months ended September 30, 2014 and 2013 were $1.373 billion and $1.973 billion, respectively.

Other, net use of cash in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2014 and 2013 includes the effects of contributions to defined benefit plans of approximately $350 million and $680 million, respectively, and to the post-employment medical and dental benefit plans of $40 million in each nine month period, as well as the impact, in the first nine months of 2014, of approximately $165 million of cash refunded by taxing authorities, resulting from the resolution of various tax positions pertaining to prior years; and the timing of cash taxes. In 2013, Other, net also includes the recognition of $433 million of tax benefits in the third quarter as a result of the favorable resolution of various tax positions pertaining to prior years.

The components of long-term investments as of September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
(in millions)	2014	2013
Equity securities	$195	$93
Other	26	26
Total	$221	$119

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance at June 30(a)	$(675)	$(1,137)	$(1,284)	$(2,158)	$9	$34	$(2)	$35
Other comprehensive income (loss) before Reclassifications	(1,096)	270	—	(8)	2	3	67	12
Amounts reclassified from accumulated other comprehensive income (b)	—	—	16	26	(10)	(10)	(2)	(23)
Net current period comprehensive income	(1,096)	270	16	18	(8)	(7)	65	(11)
Balance at September 30(a)	$(1,771)	$(867)	$(1,268)	$(2,140)	$1	$27	$63	$24

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013
Balance at December 31, 2013 and 2012	$(718)	$(79)	$(1,312)	$(3,596)	$13	$31	$5	$50
Separation of AbbVie (a)	—	(308)	—	1,451	—	—	—	8
Other comprehensive income (loss) before Reclassifications	(1,053)	(480)	—	(77)	4	17	66	(8)
Amounts reclassified from accumulated other comprehensive income (b)	—	—	44	82	(16)	(21)	(8)	(26)
Net current period comprehensive income (a)	(1,053)	(480)	44	5	(12)	(4)	58	(34)
Balance at September 30	$(1,771)	$(867)	$(1,268)	$(2,140)	$1	$27	$63	$24

(a) Prior year amounts have been appropriately revised to reflect a reclassification between Cumulative foreign currency translation adjustment and Net actuarial losses and prior service costs and credits.

(b) Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange loss (gain); gains on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold, excluding amortization of intangible assets.  Net actuarial losses and prior service costs are included as a component of net periodic benefit plan costs; see Note 12 for additional details.

Note 6 — Business Acquisitions

On September 26, 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion.  The acquisition of CFR more than doubles Abbott’s branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets.  CFR’s financial results are included in Abbott’s financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. The impact of the acquired operations on Abbott’s operating results was not significant for the third quarter of 2014.  Abbott owns 99.9% of the outstanding ordinary shares of CFR.  The fair value of the non-controlling interest at the acquisition date was approximately $4 million.  The acquisition was funded with cash and cash equivalents and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.60
Acquired net tangible assets	0.10
Deferred income taxes recorded at acquisition	(0.58)
Total preliminary allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $177 million, inventory of approximately $187 million, other current assets of approximately $52 million, property and equipment of approximately $209 million, and other long-term assets of approximately $146 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $185 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

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

Note 7 - Goodwill and Intangible Assets

The total amount of goodwill reported was $10.0 billion at September 30, 2014 and $9.8 billion at December 31, 2013. In the nine months ended September 30, 2014, foreign currency translation adjustments decreased goodwill by approximately $293 million. The acquisition of CFR Pharmaceuticals increased goodwill by $1.6 billion, purchase price allocation adjustments associated with other recent acquisitions decreased goodwill by approximately $30 million, and approximately $1.0 billion of goodwill was moved to Non-current assets held for disposition due to the planned disposition of the developed markets branded generics pharmaceuticals business.  The amount of goodwill related to reportable segments at September 30, 2014 was $3.4 billion for the Established Pharmaceutical

Products segment, $286 million for the Nutritional Products segment, $444 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $10.5 billion as of September 30, 2014 and $12.2 billion as of December 31, 2013, and accumulated amortization was $4.5 billion as of September 30, 2014 and $6.8 billion as of December 31, 2013.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $114 million at September 30, 2014 and $266 million at December 31, 2013. The acquisition of CFR Pharmaceuticals increased intangible assets by approximately $1.8 billion. Approximately $840 million of net intangible assets related to the developed markets branded generics pharmaceuticals businesses was reclassified to Non-current assets held for disposition due to the planned disposition of these businesses.  Foreign currency translation adjustments decreased intangible assets by approximately $127 million.  The remaining change in intangibles primarily reflects the movement of an IDEV-related intangible asset, Supera, to amortizable assets due to the receipt of regulatory approval in the first quarter of 2014.  Abbott’s estimated annual amortization expense for intangible assets related to continuing operations is approximately $560 million in 2014, $640 million in 2015, $610 million in 2016, $600 million in 2017 and $520 million in 2018.  Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Note 8 — Restructuring Plans

In the first nine months of 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including vascular, diagnostics and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $107 million in 2014. Approximately $17 million is recognized in Cost of products sold, $41 million is recognized in Research and development and approximately $49 million is recognized in Selling, general and administrative expense. The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$107
Payments and other adjustments	(34)
Accrued balance at September 30, 2014	$73

In 2014 and 2013, Abbott management approved plans to reduce costs and improve efficiencies across various functional areas and in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. Additional charges of approximately $120 million were recognized in 2014 of which approximately $7 million is recorded in Cost of products sold, approximately $2 million in Research and development and approximately $111 million in Selling, general and administrative expense.

The following summarizes the activity for the first nine months of 2014 related to these restructuring actions and the status of the related accrual as of September 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$148
Restructuring charges recorded in 2014	120
Payments and other adjustments	(82)
Accrued balance at September 30, 2014	$186

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations in order to reduce costs. The following summarizes the activity for the first nine months of 2014 related to these restructuring actions and the status of the related accrual as of September 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$20
Payments and other adjustments	(2)
Accrued balance at September 30, 2014	$18

In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott’s core diagnostics business. The following summarizes the activity for the first nine months of 2014 related to these restructuring actions and the status of the related accrual as of September 30, 2014:

(in millions)
Accrued balance at December 31, 2013	$41
Payments and other adjustments	(17)
Accrued balance at September 30, 2014	$24

Note 9 — Incentive Stock Programs

In the first nine months of 2014, Abbott granted 3,802,651 stock options, 584,354 restricted stock awards and 5,367,732 restricted stock units under its incentive stock programs.  At September 30, 2014, approximately 110 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at September 30, 2014 is as follows:

	Outstanding	Exercisable
Number of shares	38,913,380	31,495,604
Weighted average remaining life (years)	4.2	3.1
Weighted average exercise price	$27.55	$25.46
Aggregate intrinsic value (in millions)	$549	$511

The total unrecognized share-based compensation cost at September 30, 2014 amounted to approximately $186 million which is expected to be recognized over the next three years.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling approximately $1.36 billion at September 30, 2014 and approximately $140 million at December 31, 2013, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of September 30, 2014 will be included in Cost of products sold at the time the products are sold, generally through the next twelve months.  The amount of hedge ineffectiveness was not significant in 2014 and 2013.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2014 and December 31, 2013, Abbott held $13.0 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $485 million and approximately $505 million as of September 30, 2014 and December 31, 2013, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate swap contracts totaling approximately $1.5 billion at September 30, 2014 and December 31, 2013 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2014 or 2013 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2014 and December 31, 2013:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	Sept. 30, 2014	Dec. 31, 2013	Balance Sheet Caption	Sept. 30, 2014	Dec. 31, 2013	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$100	$87	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	61	14	Prepaid expenses, deferred income taxes, and other receivables	3	—	Other accrued liabilities
Others not designated as hedges	119	70	Prepaid expenses, deferred income taxes, and other receivables	159	75	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	485	505	Short-term borrowings
	$280	$171		$647	$580

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the third quarter and first nine months of 2014 and 2013 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2014 and 2013 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Statement of Earnings
(in millions)	2014	2013	2014	2013	2014	2013	2014	2013	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$58	$—	$56	$29	$2	$14	$7	$28	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	38	—	20	75	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(6)	10	13	(71)	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	76	(70)	50	68	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2014 and December 31, 2013 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2014		December 31, 2013
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term Investment Securities:
Equity securities	$195	$195	$93	$93
Other	26	18	26	24
Total Long-term Debt	(3,925)	(4,505)	(3,397)	(3,930)
Foreign Currency Forward Exchange Contracts:
Receivable position	180	180	84	84
(Payable) position	(162)	(162)	(75)	(75)
Interest Rate Hedge Contracts:
Receivable position	100	100	87	87

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2014:
Equity securities	$3	$3	$—	$—
Interest rate swap derivative financial instruments	100	—	100	—
Foreign currency forward exchange contracts	180	—	180	—
Total Assets	$283	$3	$280	$—

Fair value of hedged long-term debt	$1,625	$—	$1,625	$—
Foreign currency forward exchange contracts	162	—	162	—
Contingent consideration related to business combinations	78	—	—	78
Total Liabilities	$1,865	$—	$1,787	$78

December 31, 2013:
Equity securities	$26	$26	$—	$—
Interest rate swap derivative financial instruments	87	—	87	—
Foreign currency forward exchange contracts	84	—	84	—
Total Assets	$197	$26	$171	$—

Fair value of hedged long-term debt	$1,623	$—	$1,623	$—
Foreign currency forward exchange contracts	75	—	75	—
Contingent consideration related to business combinations	208	—	—	208
Total Liabilities	$1,906	$—	$1,698	$208

The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money, exchange, payments and other changes in fair value. The change in contingent consideration from the previous year end primarily reflects the payment of contingent consideration in the first nine months of 2014.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $65 million to $90 million. The recorded accrual balance at September 30, 2014 for these proceedings and exposures was approximately $75 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 12 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

(in millions)

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost — benefits earned during the period	$61	$68	$184	$214	$9	$10	$27	$33
Interest cost on projected benefit obligations	73	64	222	194	16	15	48	45
Expected return on plan assets	(109)	(108)	(330)	(291)	(10)	(9)	(29)	(27)
Net amortization of:
Actuarial loss, net	23	56	71	115	5	8	14	25
Prior service cost (credit)	1	(16)	2	5	(9)	(9)	(27)	(26)
Net Cost	$49	$64	$149	$237	$11	$15	$33	$50

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2014 and 2013, approximately $350 million and $680 million, respectively, were contributed to defined benefit plans and $40 million was contributed to the post-employment medical and dental benefit plans in the first nine months of each fiscal year.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties, as well as the impact of changes in the Chilean tax rate. Earnings from Discontinued Operations, net of tax, in the first nine months of 2014 reflects the recognition of $101 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

Note 14 — Segment Information

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

On July 14, 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan.  This business was previously included in the Established Pharmaceutical Products segment. The segment information below, including prior period amounts, has been adjusted to reflect the classification of the developed markets branded generics pharmaceuticals business as part of discontinued operations in the Condensed Consolidated Statement of Earnings.

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

(in millions)

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
	2014	2013	2014	2013	2014	2013	2014	2013
Established Pharmaceutical Products	$771	$691	$2,196	$2,136	$160	$141	$441	$423
Nutritional Products	1,787	1,635	5,149	5,038	369	260	954	915
Diagnostic Products	1,180	1,125	3,486	3,349	310	250	810	752
Vascular Products	730	747	2,232	2,239	280	266	804	674
Total Reportable Segments	4,468	4,198	13,063	12,762	1,119	917	3,009	2,764
Other	636	627	1,894	1,881
Net Sales	$5,104	$4,825	$14,957	$14,643
Corporate functions and benefit plans costs					(76)	(117)	(237)	(364)
Non-reportable segments					126	89	294	276
Net interest expense					(17)	(21)	(53)	(64)
Share-based compensation (a)					(39)	(43)	(203)	(216)
Amortization of intangible assets					(132)	(146)	(392)	(441)
Other, net (b)					(263)	(198)	(702)	(522)
Consolidated Earnings from Continuing Operations Before Taxes					$718	$481	$1,716	$1,433

(a)              Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)             Amount includes administrative overhead costs previously allocated to the developed markets branded generics pharmaceuticals business as well as other support activities that will remain with Abbott. The increase in expense from 2013 to 2014 primarily reflects higher charges for cost reduction initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

On July 14, 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. Abbott will retain its branded generics pharmaceuticals business in emerging markets. The transaction is expected to close in the first quarter of 2015. As a result of the planned disposition of the developed markets branded generics pharmaceuticals business, the results of this business have been excluded from continuing operations and are reported as part of discontinued operations in the Condensed Consolidated Income Statement. This developed markets business was previously included as part of the Established Pharmaceutical Products segment.  Prior year and year-to-date results of operations have been adjusted to report this business as discontinued operations.

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Nutritional Products	$1,787	$1,635	9.3%	(0.8)%	10.1%
Diagnostic Products	1,180	1,125	4.9	(1.3)	6.2
Established Pharmaceutical Products	771	691	11.5	(1.4)	12.9
Vascular Products	730	747	(2.4)	(0.3)	(2.1)
Total Reportable Segments	4,468	4,198	6.4	(0.9)	7.3
Other	636	627	1.6	(0.5)	2.1
Net Sales from Continuing Operations	$5,104	$4,825	5.8	(0.9)	6.7

Total U.S.	$1,577	$1,587	(0.6)	—	(0.6)

Total International	$3,527	$3,238	8.9	(1.3)	10.2

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Nutritional Products	$5,149	$5,038	2.2%	(1.5)%	3.7%
Diagnostic Products	3,486	3,349	4.1	(1.5)	5.6
Established Pharmaceutical Products	2,196	2,136	2.9	(5.0)	7.9
Vascular Products	2,232	2,239	(0.3)	(0.4)	0.1
Total Reportable Segments	13,063	12,762	2.4	(1.9)	4.3
Other	1,894	1,881	0.6	(0.6)	1.2
Net Sales from Continuing Operations	$14,957	$14,643	2.1	(1.8)	3.9

Total U.S.	$4,627	$4,681	(1.2)	—	(1.2)

Total International	$10,330	$9,962	3.7	(2.6)	6.3

The net sales growth for the third quarter and first nine months of 2014 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 1.3 percent for the quarter and 2.6 percent for the first nine months of 2014. Excluding the unfavorable impact of foreign exchange, total net sales increased 6.7 percent in the quarter and 3.9 percent for the first nine months, driven by higher sales across the Nutritional, Diagnostic, and Established Pharmaceutical Products segments due primarily to unit volume growth. Double-digit growth in emerging market sales was a significant contributor to the 10.2 percent increase in total international sales for the third quarter of 2014.

A comparison of significant product group sales for the nine months ended September 30 is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	September 30, 2014	September 30, 2013	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products sales —
Key Emerging Markets	$1,708	$1,689	1.2%	(5.5)%	6.7%
Other Emerging Markets	488	447	9.3	(3.1)	12.4

Nutritionals —
U.S. Pediatric Nutritionals	1,138	1,145	(0.6)	—	(0.6)
International Pediatric Nutritionals	1,697	1,708	(0.6)	(2.3)	1.7
U.S. Adult Nutritionals	1,010	1,012	(0.3)	—	(0.3)
International Adult Nutritionals	1,304	1,173	11.2	(3.3)	14.5

Diagnostics —
Immunochemistry	2,679	2,549	5.1	(1.8)	6.9

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	1,093	1,160	(5.8)	(1.0)	(4.8)
Other Coronary products	436	429	1.5	—	1.5
Endovascular	391	351	11.3	0.3	11.0

(1)         Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

The Established Pharmaceutical Products segment is focused on key emerging markets including India, Russia, China, and Brazil. Excluding the negative impact of foreign exchange rates, the 6.7 percent sales increase in these key emerging markets primarily reflects strong growth in India, Brazil, and Mexico.  Among other factors, improved commercial execution in Brazil and India and stronger market conditions in India contributed to the growth.

Excluding the negative impact of foreign exchange rates, the 1.7 percent increase in International Pediatric Nutritional sales reflects the impact of a supplier recall in certain international markets in the third quarter of 2013, which created disruption in these markets that unfavorably impacted sales volumes.  International Pediatric Nutritional sales have largely recovered from this sales disruption and sales increased 14.0 percent in the third quarter of 2014 compared to the third quarter of 2013, excluding the negative impact of foreign exchange rates.  The decline in U.S. Pediatric Nutritional revenue primarily reflects lower infant formula sales. The sales growth in International Adult Nutritionals was led by strong growth of Ensure products and continued expansion of the adult nutrition category internationally, including double-digit growth in emerging markets.

Immunochemistry Diagnostics sales increased primarily as a result of continued market share gains in the U.S. and strong growth in emerging markets.  In the Vascular Products segment, sales of DES products declined due to year-over-year declines in the U.S. DES market and in market share.  The increase in Endovascular sales was primarily driven by higher revenues from Supera.

The gross profit margin percentage was 51.7 percent for the third quarter of 2014 compared to 50.2 percent for the third quarter of 2013. First nine months 2014 gross profit margin was 51.1 percent compared to 50.2 percent in the first nine months 2013. The third quarter and first nine months 2014 gross margins reflect the favorable impact of margin improvement initiatives and the resolution of an intellectual property matter that lowered product costs in the Vascular Products segment, as well as lower intangible amortization and restructuring costs in 2014 compared to 2013.

Research and development expenses decreased 9.5 percent in the third quarter of 2014 and 2.3 percent for the first nine months of 2014 due in part to the impact of previous restructuring actions.  For the first nine months ended September 30, 2014, research and development expenditures totaled $202 million for the Vascular Products segment, $303 million for the Diagnostic Products segment, $90 million for the Established Pharmaceutical Products segment and $144 million for the Nutritional Products segment.

Selling, general and administrative expenses for the third quarter and first nine months 2014 decreased 0.6 percent and increased 1.1 percent, respectively; these changes reflect a continuing focus on cost savings initiatives.

Restructuring Plans

The results for the first nine months of 2014 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies in Abbott’s vascular, diagnostics, and nutritional businesses. Abbott recorded employee related severance and other charges of approximately $107 million in 2014 related to these initiatives. Approximately $17 million is recognized in Cost of products sold, approximately $41 million is recognized in Research and development and approximately $49 million is recognized in Selling, general and administrative expense. In the first nine months of 2014, Abbott management also approved plans to streamline various operations in order to reduce costs and improve efficiencies across various functional areas and recognized a charge of $120 million. Approximately $7 million is recorded in Cost of products sold, approximately $2 million is recognized in Research and development and approximately $111 million in Selling, general and administrative expense.  See Note 8 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net for the third quarter and first nine months of 2014 decreased due to the favorable impact of lower interest rates on interest expense, as well as an increase in interest income.

Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties, as well as the impact of changes in the Chilean tax rate.  Earnings from Discontinued Operations, net of tax, in the first nine months of 2014 reflects the recognition of $101 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

Excluding these discrete items, the change in the effective rate from 2013 to 2014 primarily reflects the impact of the repatriation of 2014 earnings generated outside the U.S. In 2014, Abbott expects to repatriate approximately $1.4 billion of 2014 earnings generated outside the U.S. This repatriation is projected to result in approximately $450 million of additional tax expense in Abbott’s 2014 Consolidated Statement of Earnings. However, Abbott expects to be able to accelerate the utilization of deferred tax assets and thereby reduce the cash taxes due in the U.S. on this repatriation to approximately $10 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by up to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

CFR Pharmaceuticals Acquisition

On September 26, 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion.  The acquisition of CFR more than doubles Abbott’s branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets.  CFR’s financial results are included in Abbott’s financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. The impact of the acquired operations on Abbott’s operating results was not significant for the third quarter of 2014.  Abbott owns 99.9% of the outstanding ordinary shares of CFR.  The fair value of the non-controlling interest at the acquisition date was approximately $4 million.

The acquisition was funded with cash and cash equivalents and short-term investments.  The preliminary allocation of the fair value of the acquisition is shown in the table below.  The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.60
Acquired net tangible assets	0.10
Deferred income taxes recorded at acquisition	(0.58)
Total preliminary allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $177 million, inventory of approximately $187 million, other current assets of approximately $52 million, property and equipment of approximately $209 million, and other long-term assets of approximately $146 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $185 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

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

For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013, in certain countries, due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 with the remainder expected to be transferred in 2014 or 2015.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet.  At September 30, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $124 million, inventories of $121 million, equipment of $5 million, other assets of $62 million, trade accounts payable and accrued liabilities of $268 million and other liabilities of $1 million. Abbott’s obligation to transfer the net assets held for disposition to AbbVie of $43 million is included in Other accrued liabilities.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Earnings from discontinued operations in the first nine months of 2014 and 2013 reflect the recognition of $37 million and $193 million, respectively, of net tax benefits, primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Discontinued Operations

As a result of the planned disposition of the developed markets branded generics pharmaceuticals business, the results of this business are reported as part of Earnings from Discontinued Operations, net of tax in the Condensed Consolidated Statement of Earnings. The results of Abbott’s developed markets branded generics pharmaceuticals business are as follows:

	Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30
(in millions)	2014	2013	2014	2013
Net sales	$519	$544	$1,461	$1,550
Pretax income	160	148	323	350
Net income	103	129	253	290

The year-over-year decline in net sales and pretax income was driven primarily by the impact of declining prices and the unfavorable impact of changes in foreign currency exchange rates.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition, related to the businesses noted above, as well as the AbbVie assets and liabilities discussed in Note 2 are classified as held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2014.  Prior periods balance sheets have not been adjusted.  The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2014
Trade receivables, net	$640
Total inventories	323
Prepaid expenses, deferred income taxes, and other receivables	137
Current assets held for disposition	1,100
Net property and equipment	150
Intangible assets, net of amortization	838
Goodwill	1,005
Deferred income taxes and other assets	50
Non-current assets held for disposition	2,043
Total assets held for disposition	$3,143

Trade accounts payable	$459
Salaries, wages, commissions and other accrued liabilities	262
Current liabilities held for disposition	721
Post-employment obligations, deferred income taxes and other long-term liabilities	96
Total liabilities held for disposition	$817

Liquidity and Capital Resources September 30, 2014 Compared with December 31, 2013

The $138 million increase in cash and cash equivalents from $3.475 billion at December 31, 2013 to $3.613 billion at September 30, 2014 reflects the favorable impact of cash generated by operating activities and a reduction in short term investments partially offset by the funding of a business acquisition, share repurchases and dividends paid in the first nine months of 2014.

Net cash from operating activities for the first nine months of 2014 totaled $2.4 billion. Other, net in Net cash from operating activities for the first nine months of 2014 of $72 million includes approximately $165 million of cash refunds by tax authorities, from the resolution of various tax positions pertaining to prior years, and the timing of cash taxes offset by $350 million of contributions to defined benefit plans in 2014. The $(1.583) billion of Other, net activity in Net cash from operating activities for 2013 reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie, the non-cash impact of the $103 million tax benefit for the retroactive impact of U.S. tax law changes due to the timing of tax filings and $680 million of contributions to defined benefit plans.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends on an annual basis.

Working capital was $5.6 billion at September 30, 2014 and $9.7 billion at December 31, 2013.  The $4.1 billion decrease in working capital in 2014 is due primarily to the use of cash to repurchase shares, acquire the controlling interest in CFR and pay a higher dividend.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 9% of total net trade receivables as of September 30, 2014 as compared to 1% of total assets and 12% of total net receivables as of December 31, 2013.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first nine months of 2014.

At September 30, 2014, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A1 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

In September 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. The new authorization is in addition to the $512 million unused portion of a previous program announced in June 2013. Under the program announced in June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott’s common shares. Under this program, Abbott repurchased 54.6 million shares at a cost of $2.1 billion in the first nine months of 2014 and 10.5 million shares at a cost of $388 million in the last six months of 2013, leaving $512 million unused under this program. In the first six months of 2013, 32.9 million shares were purchased at a cost of approximately $1.2 billion, which was under a previous share repurchase authorization.

In each of the first three quarters of 2014, Abbott declared a quarterly dividend of $0.22 per share on its common shares, which represents a 57% increase over the $0.14 per share quarterly dividend declared in each of the first three quarters of 2013.

Business Developments

In the second quarter of 2014, Abbott entered into a definitive agreement to acquire Veropharm, a Russian pharmaceutical manufacturer. Under the terms of the agreement, Abbott will acquire Limited Liability Company Garden Hills, the holding company that currently owns a controlling interest in Veropharm, for between 13.6 billion rubles and 17 billion rubles (or a range of approximately $345 million to $430 million U.S. dollars) depending on Garden Hills’ share ownership of Veropharm at time of close. Pursuant to the agreement, Abbott will also assume net debt of 4.7 billion rubles (or approximately $120 million U.S. dollars). The acquisition is expected to close in the fourth quarter of 2014 and is expected to be funded with current cash on hand and short term investments.

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

(b)         Changes in internal control over financial reporting.  On September 26, 2014, Abbott completed its acquisition of the controlling interest in CFR Pharmaceuticals S.A.  During the quarter ended September 30, 2014, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on 10-Q for the quarters ended March 31, 2014 and June 30, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	50,728	(1)	$42.668	0	$511,537,561	(2)
August 1, 2014 – August 31, 2014	36,742	(1)	$41.711	0	$511,537,561	(2)
September 1, 2014 – September 30, 2014	52,828	(1)	$42.935	0	$3,511,537,561	(2)
Total	140,298	(1)	$42.518	0	$3,511,537,561	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 50,728 in July, 6,242 in August, and 22,328 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in July, 30,500 in August, and 30,500 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the “2013 Plan”).  On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the “2014 Plan”).  The 2014 Plan is in addition to the unused portion of the 2013 Plan of $512 million.

Item 6.                                 Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman
Executive Vice President,
Finance and Chief Financial Officer
Date: November 6, 2014

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Business Transfer Agreement and Plan of Merger, dated as of July 13, 2014, by and among Abbott Laboratories, Mylan Inc., New Moon B.V., and Moon of PA Inc., as amended on November 4, 2014.*

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) the notes to the condensed consolidated financial statements.