Form 10-K
period 2014-12-31
ABBOTT LABORATORIES
filed 2015-02-27
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐            No ☒

The aggregate market value of the 1,466,577,301 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2014), was $59,983,011,611. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2015: 1,508,977,828

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2015 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 13, 2015.

 PART I

ITEM 1.    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

        Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott's* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products.

FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS, GEOGRAPHIC AREAS, AND CLASSES OF SIMILAR PRODUCTS

        Incorporated herein by reference is Note 15 entitled "Segment and Geographic Area Information" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products.

        Prior to January 1, 2013, Abbott had five reportable segments, which included Proprietary Pharmaceutical Products. On January 1, 2013, Abbott completed the separation of its research-based proprietary pharmaceuticals business through the distribution of the issued and outstanding common stock of AbbVie Inc. (AbbVie) to Abbott's shareholders. AbbVie was formed to hold Abbott's research-based proprietary pharmaceuticals business and, as a result of the distribution, became an independent public company trading under the symbol "ABBV" on the New York Stock Exchange.

        On September 26, 2014, Abbott completed its acquisition of approximately 99.9% of the ordinary shares of CFR Pharmaceuticals, S.A., a Latin American pharmaceutical company, for approximately $2.9 billion, in cash.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business, which was previously included in the Established Pharmaceutical Products segment, to Mylan Inc. for 110 million shares of Mylan N.V., a newly formed entity that combined Mylan's existing business with Abbott's developed markets branded generics pharmaceuticals business. Abbott retained the branded generics pharmaceuticals business and products of its Established Pharmaceutical Products segment in emerging markets.

Established Pharmaceutical Products

        These products include a broad line of branded generic pharmaceuticals manufactured worldwide and marketed and sold outside the United States. These products are generally sold directly to wholesalers, distributors, government agencies, health care facilities, pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses, depending on the market served. Certain products are co-marketed or co-promoted with, or licensed from, other companies.

        The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

  •
  gastroenterology products, including Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal® and Dicetel®, for the treatment of irritable bowel syndrome or biliary spasm; Heptral®,

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

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

  •
  pain and central nervous system products, including Serc®, for the treatment of Ménière's disease and vestibular vertigo; and Brufen®, for the treatment of pain, fever, and inflammation; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®); and Influvac®, an influenza vaccine.

        The Established Pharmaceutical Products segment directs its primary marketing efforts toward building a strong brand with key stakeholders, including consumers, pharmacists, physicians, and other healthcare providers. Government agencies are also important customers.

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

  •
  IRIDICA®, an instrument used to rapidly identify a broad range of infection-causing pathogens, including bacteria, fungi, and viruses in critically ill patients;

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

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac®Advance®, Similac® Advance® with EarlyShield®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Similac Go&Grow®, Similac® NeoSure®, Similac® Organic, Similac Special Care®, Similac Total Comfort™, Similac® For Supplementation, Similac® with OptiGRO™, Isomil® Advance®, Isomil®, Alimentum®, Gain®, Grow®, Similac Qinti™, and Eleva™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Muscle Health, Ensure® (with Nutrivigor®), Ensure® Complete, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure Sidekicks®, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, and Nepro®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Gain®, Grow®, PediaSure®, PediaSure Sidekicks®, Pedialyte®, Ensure®, Zone Perfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets.

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

        The principal products included in the Vascular Products segment are:

  •
  XIENCE Alpine™, XIENCE Xpedition®, XIENCE Prime®, XIENCE nano®, XIENCE V®, and XIENCE Pro® and XIENCE ProX, drug-eluting coronary stent systems developed on the Multi-Link Vision® platform;

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

  •
  Supera® Peripheral Stent System, a peripheral vascular stent system;

  •
  StarClose SE® and Perclose® vessel closure devices; and

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV®, carotid stent systems.

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

Other Products

        The principal products in Abbott's other businesses include blood glucose, continuous glucose, and flash glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand, and medical devices for the eye, including cataract surgery, LASIK surgery, contact lens care products, and dry eye products. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, private health care organizations, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring systems, contact lens care products, and dry eye products are also marketed and sold to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and abroad. There have been no recent significant availability problems or supply shortages for raw materials or supplies.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents which expire during the period

2015 to 2035, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole. Patent-related litigation is discussed in Legal Proceedings on page 16.

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

Research and Development

        Abbott spent approximately $1.3 billion in 2014, $1.4 billion in 2013, and $1.5 billion in 2012 on research to discover and develop new products and processes and to improve existing products and processes.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2014 were approximately $14 million and $37 million, respectively. Capital and operating expenditures for pollution control in 2015 are estimated to be $11 million and $40 million, respectively.

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

Employees

        Abbott employed approximately 77,000 persons as of December 31, 2014.

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

        Abbott's business can also be affected by ongoing studies of the utilization, safety, efficacy, and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies, and others. These studies can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

        Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers will continue attempts to reduce the cost of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott's products for the foreseeable future.

        In the United States, the federal government regularly evaluates reimbursement for medical procedures in which medical devices and diagnostics may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), Abbott must pay an excise tax on sales of certain medical devices. Medicare also implemented a competitive bidding system for durable medical equipment (including diabetes products), enteral nutrition products, and supplies.

        The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

        The regulation of data privacy and security, and the protection of the confidentiality of certain patient health information, is increasing. For example, the European Union continues to contemplate enacting stricter laws with enhanced financial penalties for noncompliance. Similarly, the U.S. Department of

Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the U.S. Food and Drug Administration has issued further guidance concerning data security for medical devices. Failure to comply with data privacy and security regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected health information will become more challenging as new laws and regulations are enacted, and Abbott expects there will be increasing regulatory complexity in this area.

        Governmental cost containment efforts also affect Abbott's nutrition business. In the United States, for example, under regulations governing the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), all states must have a cost containment program for infant formula. As a result, through competitive bidding states obtain rebates from manufacturers of infant formula whose products are used in the program.

        Abbott expects debate to continue during 2015 at all government levels worldwide over the marketing, manufacture, availability, method of delivery, and payment for health care products and services, as well as data privacy and security. Abbott believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or reimbursements or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

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

        Abbott may pursue acquisitions, licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott's credit rating and result in increased borrowing costs and interest expense.

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

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's businesses could suffer. To the extent that countries do not enforce Abbott's intellectual property rights or to the extent that countries require compulsory licensing of its intellectual property, Abbott's future revenues and operating income could be reduced. Litigation regarding Abbott's patents and trademarks is described in the section captioned "Legal Proceedings."

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

        AbbVie and Abbott entered into a separation and distribution agreement and various other agreements to govern the separation of AbbVie from Abbott and the relationship between the two companies going forward. These arrangements could lead to disputes between Abbott and AbbVie over Abbott's rights to certain shared property and rights and over the allocation of costs and revenues for products and operations. The separation and distribution agreement also provides for, among other things, indemnification obligations designed to make AbbVie financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after AbbVie's separation from Abbott, as well as those obligations of Abbott assumed by AbbVie pursuant to the separation and distribution agreement. It is possible that a court would disregard the allocation agreed to between Abbott and AbbVie and require Abbott to assume responsibility for obligations allocated to AbbVie. Third parties could also seek to hold Abbott responsible for any of these liabilities or obligations. The indemnity rights Abbott has under the separation agreement may not be sufficient to protect Abbott. Even if Abbott is successful in obtaining indemnification, Abbott may have to bear losses temporarily. In addition, Abbott's indemnity obligations to AbbVie may be significant. These risks could negatively affect Abbott's results of operations.

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

Abbott holds a significant investment in Mylan N.V. and is subject to market risk.

        On February 27, 2015, Abbott completed the disposition of its developed markets branded generics pharmaceuticals business and, in exchange, received 110,000,000 Mylan N.V. ordinary shares. As long as Abbott holds the shares, Abbott will have a substantial undiversified equity investment in Mylan and, therefore, will be subject to the risk of changes in the market value of those shares.

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and Abbott's ability to realize projected sales and earnings.

        Although Abbott's financial statements are denominated in U.S. dollars, a significant portion of Abbott's revenues and costs are realized in other currencies. Abbott's profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott's assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

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

  •
  price controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064. The locations of Abbott's principal plants, as of December 31, 2014, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Diagnostic Products
Alajuela, Costa Rica	Vascular Products
Alcobendas, Spain	Non-Reportable
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico *	Non-Reportable
Baddi, India	Established Pharmaceutical Products
Barceloneta, Puerto Rico *	Established Pharmaceutical and Vascular Products
Belgorod, Russia	Established Pharmaceutical Products
Bogota, Colombia	Established Pharmaceutical Products
Buenos Aires, Argentina	Established Pharmaceutical Products
Cali, Colombia	Established Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Chatillon, France **	Established Pharmaceutical Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Dartford, England *	Diagnostic Products
Des Plaines, Illinois	Diagnostic Products
Donegal, Ireland	Non-Reportable
Fairfield, California *	Nutritional Products
Goa, India	Established Pharmaceutical Products
Granada, Spain	Nutritional Products
Groningen, the Netherlands	Non-Reportable
Hangzhou, China	Non-Reportable
Irving, Texas	Diagnostic Products
Jhagadia, India	Nutritional Products
Jiaxing, China	Nutritional Products
Karachi, Pakistan	Established Pharmaceutical Products
Katsuyama, Japan **	Established Pharmaceutical Products
Lima, Peru	Established Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Menlo Park, California	Vascular Products
Milpitas, California *	Non-Reportable
Murrieta, California	Vascular Products
Neustadt, Germany	Established Pharmaceutical Products
Olst, the Netherlands	Established Pharmaceutical Products
Ottawa, Canada *	Diagnostic Products
Pompeya, Argentina	Established Pharmaceutical Products
Quilmes, Argentina	Established Pharmaceutical Products
Redwood City, California *	Vascular Products
Rio de Janeiro, Brazil	Established Pharmaceutical Products
Santiago, Chile	Established Pharmaceutical Products
Singapore	Nutritional Products
Sligo, Ireland *	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Sunnyvale, California	Non-Reportable
Temecula, California	Vascular Products
Tipp City, Ohio	Nutritional Products
Tlalpan, Mexico	Established Pharmaceutical Products
Uppsala, Sweden	Non-Reportable
Weesp, the Netherlands	Established Pharmaceutical Products
Wiesbaden, Germany	Diagnostic Products
Witney, England	Non-Reportable
Zwolle, the Netherlands	Nutritional Products

*
Leased property

**
Transferred as part of the sale of the developed markets branded generics pharmaceuticals business to Mylan Inc.

        In addition to the above, as of December 31, 2014, Abbott had manufacturing facilities in three other locations in the United States and in seven countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

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

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2015, except where noted below) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        In September 2009, Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging the XIENCE V (and later the XIENCE Prime) stent systems infringe a patent relating to drug eluting stents, and in August 2010 the plaintiffs amended their lawsuit to add a second related patent to this case. The plaintiffs seek an injunction and damages. In February 2012, the court stayed the litigation pending the completion of inter partes reexamination of the two patents at issue by the United States Patent and Trademark Office and any resulting appeals.

        In December 2008, Medinol Limited (Medinol) sued Abbott in Germany asserting that certain of Abbott's coronary bare metal and certain of its metal-based drug eluting stent products infringe four of Medinol's European and German stent design patents, and in June 2011, asserted another, related European patent against Abbott. In March 2010, a German court, which assesses questions of patent infringement, issued mixed infringement/non-infringement rulings which both Abbott and Medinol appealed. The infringement cases were stayed pending further developments with respect to Abbott-initiated actions relating to patent validity. In January 2011, a different German court, which assesses questions of patent validity, found two of three of the Medinol patents invalid, but concluded that the modified claims of one of Medinol's German patents were valid. The validity of these three patents was appealed to the German Federal Supreme Court, which upheld the patents' validity in April 2014. The previously stayed infringement actions related to these three patents are scheduled for April and May 2015. The question of the validity of the remaining patents are subject to continued lower court proceedings. In each case, Medinol seeks damages. These cases are no longer material to Abbott, and Abbott will no longer report on these cases.

        As previously mentioned, the Texas State Attorney General is investigating the sales and marketing activities of Abbott's biliary stent products and the United States Attorney's Office for the District of Maryland is investigating the sales and marketing activities for Abbott's coronary stents products. The government is seeking to determine whether any of these activities violated civil and/or criminal laws, including the Federal False Claims Act, the Food and Drug Cosmetic Act, and the Anti-Kickback Statute in connection with Medicare and/or Medicaid reimbursement paid to third parties.

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

        Abbott's executive officers, their ages as of February 27, 2015, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 59

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Hubert L. Allen, 50

  2013 to present — Executive Vice President, General Counsel and Secretary.

  2010 to 2012 — Divisional Vice President and Associate General Counsel, Established Pharmaceuticals.

  2009 to 2010 — Divisional Vice President and Associate General Counsel, Proprietary Pharmaceuticals.

  Elected Corporate Officer — 2012.

Richard W. Ashley, 71

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

Brian J. Blaser, 50

  2012 to present — Executive Vice President, Diagnostics Products.

  2010 to 2012 — Senior Vice President, Diagnostics.

  2008 to 2010 — Vice President, Diagnostics, Operations.

  Elected Corporate Officer — 2008.

John M. Capek, 53

  2007 to present — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Thomas C. Freyman, 60

  2004 to present — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Stephen R. Fussell, 57

  2013 to present — Executive Vice President, Human Resources.

  2005 to 2013 — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

John C. Landgraf, 62

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

Heather L. Mason, 54

  2014 to present — Executive Vice President, Nutritional Products, Global Commercial Operations.

  2008 to 2014 — Senior Vice President, Diabetes Care.

  Elected Corporate Officer — 2001.

Michael J. Warmuth, 52

  2012 to present — Executive Vice President, Established Pharmaceuticals.

  2010 to 2012 — Senior Vice President, Established Products, Pharmaceutical Products Group.

  2008 to 2010 — Senior Vice President, Diagnostics.

  Elected Corporate Officer — 2007.

Jaime Contreras, 58

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  2008 to 2013 — Vice President, Diagnostics, Global Commercial Operations.

  Elected Corporate Officer — 2003.

Georges H. De Vos, 55

  2013 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2011 to 2013 — Managing Director, Limestone NV (a healthcare consulting firm).

  2009 to 2011 — Global Chief Operating Officer, Omega Pharma NV (a Belgian-based pharmaceutical company).

  Elected Corporate Officer — 2013.

Charles D. Foltz, 54

  2013 to present — Senior Vice President, Abbott Vascular.

  2006 to 2013 — Vice President, Vascular Product Operations.

  Elected Corporate Officer — 2006.

Robert Ford, 41

  2014 to present — Senior Vice President, Diabetes Care.

  2008 to 2014 — Vice President, Diabetes Care, Commercial Operations.

  Elected Corporate Officer — 2008.

Jean-Yves F. Pavee, 51

  2013 to present — Senior Vice President, Established Pharmaceuticals, Developed Markets.

  2011 to 2013 — Divisional Vice President, Established Pharmaceuticals, EMEA East.

  2008 to 2011 — Divisional Vice President, Europe South.

  Elected Corporate Officer — 2013.

Daniel Salvadori, 36

  2014 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

  2013 to 2014 — Chief Executive Officer, Latin America, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  2012 to 2013 — Executive President, Complex Therapeutics Division, CFR Pharmaceuticals S.A.

  2010 to 2012 — Head of Sales and Marketing, Latin America, Sandoz Pharmaceuticals, Novartis AG (a Swiss multinational pharmaceutical company).

  2009 to 2010 — Director of Global Strategy and Mergers and Acquisitions, Sandoz Pharmaceuticals, Novartis AG.

  Elected Corporate Officer — 2014.

Murthy V. Simhambhatla, 49

  2013 to present — Senior Vice President, Abbott Medical Optics.

  2012 — Divisional Vice President and General Manager, Abbott Medical Optics.

  2011 to 2012 — Divisional Vice President and General Manager, Ibis.

  2008 to 2011 — General Manager, Australia and New Zealand, Vascular.

  Elected Corporate Officer — 2013.

J. Scott White, 47

  2013 to present — Senior Vice President, International Nutrition.

  2010 to 2013 — Senior Vice President, U.S. Nutrition.

  Elected Corporate Officer — 2010.

Robert E. Funck, 53

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

	Market Price Per Share
	2014		2013
	high	low	high	low
First Quarter	$40.49	$35.65	$35.34	$31.64
Second Quarter	41.30	36.65	38.77	34.69
Third Quarter	44.20	40.92	37.16	32.70
Fourth Quarter	46.50	39.28	38.81	32.75

Shareholders

        There were 55,171 shareholders of record of Abbott common shares as of December 31, 2014.

Dividends

        Abbott declared quarterly dividends of $.22 per share on common shares in the first, second, and third quarters of 2014. In the fourth quarter of 2014, Abbott declared a quarterly dividend of $.24 per share on common shares.

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

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business ("HIB") for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2014.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 — October 31, 2014	11,999	(1)	$42.654	0	$3,511,537,561	(2)
November 1, 2014 — November 30, 2014	51,522	(1)	$44.059	0	$3,511,537,561	(2)
December 1, 2014 — December 31, 2014	41,308	(1)	$45.361	0	$3,511,537,561	(2)
Total	104,829	(1)	$44.411	0	$3,511,537,561	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 11,999 in October, 21,022 in November, and 31,308 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 30,500 in November, and 10,000 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the "2013 Plan"). On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the "2014 Plan"). The 2014 Plan is in addition to the unused portion of the 2013 Plan of $512 million.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2014	2013	2012		2011	2010
	(dollars in millions, except per share data)
Net sales (1)	$20,247	$19,657	$19,050		$18,663	$16,923
Earnings from continuing operations(1)	1,721	1,988	237		676	120
Net earnings	2,284	2,576	5,963		4,728	4,626
Basic earnings per common share from continuing operations(1)	1.13	1.27	0.15		0.43	0.08
Basic earnings per common share	1.50	1.64	3.76		3.03	2.98
Diluted earnings per common share from continuing operations(1)	1.12	1.26	0.15		0.43	0.08
Diluted earnings per common share	1.49	1.62	3.72		3.01	2.96
Total assets	41,275	42,953	67,235		60,277	60,574
Long-term debt, including current portion	3,463	3,397	18,394		13,067	14,568
Cash dividends declared per common share	0.90	0.64	1.67	(2)	1.92	1.76

(1)
Amounts have been adjusted to reflect the presentation of Abbott's developed markets branded generics pharmaceuticals, animal health and former research-based pharmaceuticals business as discontinued operations.

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

        In July 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares of a newly formed publically traded entity that will combine Mylan's existing business and Abbott's developed markets pharmaceuticals business. The sale of this business closed on February 27, 2015. In November 2014, Abbott entered into an agreement to sell its animal health business to Zoetis Inc. The sale of this business closed on February 10, 2015. On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. The historical operating results of these businesses prior to disposition are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. Any assets or liabilities related to these businesses are being reported as held for sale in Abbott's Consolidated Balance Sheet at December 31, 2014. The cash flows of these businesses up through the date of disposition or separation are included in its Consolidated Statements of Cash Flows for all periods presented.

        Over the last three years, sales growth and margin improvement was driven primarily by the nutritional and diagnostics businesses. Sales in emerging markets, which represent nearly 50 percent of total company sales, increased 12.5 percent in 2014 and 10.8 percent in 2013, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.) Abbott expanded its operating margin by 200 basis points in 2014 and 380 basis points in 2013. Abbott's sales, costs, and financial position over the same period were impacted by a challenging economic and fiscal environment in several emerging economies and the strengthening of the U.S. dollar relative to several international currencies during 2013 and 2014.

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. At the same time, manufacturing and distribution process changes and other cost reductions drove margin improvements across the business. Operating margins for this business increased from 15.7 percent in 2012 to 21.0 percent in 2014.

        In the second half of 2013 and the first two quarters of 2014, sales growth in International Pediatric Nutrition was affected by a product recall initiated in August 2013 in China and two other markets for certain pediatric nutritional products supplied to Abbott by a third-party manufacturer. While there were no health issues associated with the recalled products, and the supplier subsequently determined that the products had been safe for consumption, the recall created significant disruption in these markets. As a result, International Pediatric Nutrition sales were significantly lower than Abbott's previous expectations for this business for the second half of 2013. Abbott initiated investments in the third quarter of 2013 in these markets to rebuild consumer confidence and this business had recovered from this disruption by the beginning of the third quarter of 2014.

        In 2014, Abbott increased the local presence of its nutrition business in various countries by investing in its global infrastructure. Abbott opened three new manufacturing plants, one in China, one in India, and one in the United States to meet the demand for its products, and formed a strategic alliance with Fonterra, the world's largest dairy cooperative, to develop a proposed dairy farm hub in China.

        In Abbott's worldwide diagnostics business, margin improvement continued to be a key focus in 2014. Operating margins increased from 19.2 percent of sales in 2012 to 22.9 percent in 2014 as the business continued to execute on efficiency initiatives in the manufacturing and supply chain functions. In addition to continued margin improvement, unit growth across geographical regions positively impacted worldwide diagnostic sales. Worldwide sales for this business increased 6.4 percent in 2014 and 8.3 percent in 2013, excluding foreign exchange.

        In the Established Pharmaceutical Products segment, Abbott announced in July 2014 that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. As a result, the current and prior year operating results of the developed markets branded generics business are reported as part of discontinued operations. Following the close of this transaction, the Established Pharmaceuticals business will operate entirely in emerging markets. On September 26, 2014, Abbott completed its acquisition of a controlling interest in CFR Pharmaceuticals S.A. (CFR). The acquisition of CFR more than doubles Abbott's branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets. On December 12, 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus.

        The growth in Established Pharmaceuticals sales from continuing operations accelerated over the course of 2014 after macroeconomic and market pressures in certain emerging markets impacted this business in 2013. For the year in total, 2014 sales increased 14.9 percent excluding the effect of foreign exchange.

        In the vascular business, over the last three years, Abbott has continued to develop its worldwide market-leading XIENCE drug-eluting stent (DES) franchise. The XIENCE franchise includes XIENCE V, Prime, nano, Pro, ProX, Xpedition, and Alpine. Abbott Vascular Products' latest product introduction, XIENCE Alpine, was launched in the U.S. late in the fourth quarter of 2014 and is the only product on the market in the U.S. with an indication to treat chronic total inclusions (CTO). The XIENCE franchise maintained its market-leading global position in 2014. In 2014 and 2013, while MitraClip, Absorb, and the endovascular franchise contributed to sales growth, total vascular sales were flat, excluding the unfavorable effect of exchange, as volume increases were almost entirely offset by pricing pressures primarily related to DES and other coronary products as well as lower DES market share in the U.S. Operating margins improved from 33.2 percent in 2012 to 36.5 percent in 2014 as cost improvement initiatives were executed across the business.

        Abbott's short- and long-term debt totaled $7.8 billion at December 31, 2014. At December 31, 2014, Abbott's long-term debt rating was A+ by Standard and Poor's Corporation and A1 by Moody's Investors Service. In the fourth quarter of 2014, Abbott extinguished approximately $500 million of long-term debt that was assumed as part of the acquisition of CFR and incurred a charge of $18.3 million related to the early repayment of this debt. In the fourth quarter of 2012, Abbott extinguished $7.7 billion of long-term debt and incurred a charge of $1.35 billion related to the early repayment, net of gains from the unwinding of interest rate swaps related to the debt.

        Abbott declared dividends of $0.90 per share in 2014 compared to $0.64 per share in 2013, a 40% increase. Dividends paid were $1.342 billion in 2014 compared to $882 million in 2013. The year-over-year change in dividends reflects the impact of the increase in the dividend rate. In December 2014, Abbott increased the company's quarterly dividend to $0.24 per share from $0.22 per share, effective with the dividend paid in February 2015.

        In 2015, Abbott will focus on several key initiatives. In the nutritional business, Abbott will continue to build its product portfolio with the introduction of new science-based products, expand in high-growth emerging markets and implement additional margin improvement initiatives. In the established pharmaceuticals business, Abbott will continue to focus on obtaining additional product approvals across numerous countries and increasing its penetration of emerging markets. In the diagnostics business, Abbott will focus on the development of next-generation instrument platforms and other advanced technologies, expansion in emerging markets, and further improvements in the segment's operating margin. In the vascular business, Abbott will continue to focus on marketing products in the coronary and endovascular franchises, and increasing MitraClip sales, as well as further clinical development of ABSORB, its bioresorbable vascular scaffold (BVS) device and a further penetration of ABSORB in numerous countries. In Abbott's other segments, Abbott will focus on developing differentiated technologies in higher growth markets.

Critical Accounting Policies

        Sales Rebates —  In 2014, approximately 43 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2014 are in the Nutritional Products and Diabetes Care segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2014, 2013 and 2012 amounted to approximately $2.1 billion, $1.9 billion and $1.8 billion, respectively, or 19.2 percent, 18.4 percent and 18.3 percent, respectively, based on gross sales of approximately $10.7 billion, $10.5 billion and $9.8 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $107 million in 2014. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $138 million, $146 million and $144 million for cash discounts in 2014, 2013 and 2012, respectively, and $210 million, $208 million and $198 million for returns in 2014, 2013 and 2012, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2014, Abbott had WIC business in 23 states.

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items are often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2011 are settled except for four items, and the income tax returns for years after 2011 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2014, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $3.2 billion and $161 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 13 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2014, goodwill amounted to $10.1 billion and intangibles amounted to $6.2 billion, and amortization expense in continuing operations for intangible assets amounted to $555 million in 2014, $588 million in 2013 and $595 million in 2012. There were no impairments of goodwill in 2014, 2013 or 2012. In 2012, Abbott recorded impairment charges of $69 million for certain research and development assets due to changes in the projected development and regulatory timelines for the projects.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $70 million to $85 million for its legal proceedings and environmental exposures. Accruals of approximately $80 million have been recorded at December 31, 2014 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of % Change
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2014 vs. 2013	3.0	(1.4)	6.9	(2.5)
2013 vs. 2012	3.2	(0.6)	5.9	(2.1)
Total U.S.
2014 vs. 2013	(1.4)	(3.9)	2.5	—
2013 vs. 2012	(0.5)	(0.8)	0.3	—
Total International
2014 vs. 2013	5.0	(0.2)	8.9	(3.7)
2013 vs. 2012	5.0	(0.6)	8.7	(3.1)
Established Pharmaceutical Products Segment
2014 vs. 2013	9.0	2.1	12.8	(5.9)
2013 vs. 2012	3.3	0.8	6.7	(4.2)
Nutritional Products Segment
2014 vs. 2013	3.2	0.8	4.2	(1.8)
2013 vs. 2012	4.3	3.2	2.2	(1.1)
Diagnostic Products Segment
2014 vs. 2013	3.9	(0.9)	7.3	(2.5)
2013 vs. 2012	5.9	(2.5)	10.8	(2.4)
Vascular Products Segment
2014 vs. 2013	(0.9)	(6.4)	6.9	(1.4)
2013 vs. 2012	(1.9)	(6.2)	6.2	(1.9)

        The increases in Total Net Sales in 2014 and 2013 reflect unit growth, partially offset by the impact of unfavorable foreign exchange. The price declines related to Vascular Products sales in 2014 and 2013 primarily reflect pricing pressure on drug eluting stents and other coronary products as a result of market competition in the U.S. and other major markets. The impact of reimbursement reductions by the Centers for Medicare and Medicaid Services on Abbott's Diabetes Care business also contributed to the overall 3.9% price decline in the U.S. in 2014.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2014	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals
Key Emerging Markets	$2,308	1%	(7)%	8%
Other Emerging Markets	810	39	(4)	43
Nutritionals —
International Pediatric Nutritionals	2,357	5	(2)	7
U.S. Pediatric Nutritionals	1,521	(1)	—	(1)
International Adult Nutritionals	1,761	10	(4)	14
U.S. Adult Nutritionals	1,314	(3)	—	(3)
Diagnostics —
Immunochemistry	3,614	5	(2)	7
Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	1,463	(6)	(1)	(5)
Other Coronary Products	580	—	(1)	1
Endovascular	527	11	(1)	12

(1)
Other Coronary Products include primarily guidewires and balloon catheters. Endovascular includes vessel closure, carotid stents and other peripheral products.

(dollars in millions)	2013	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals
Key Emerging Markets	$2,281	1%	(5)%	6%
Other Emerging Markets	581	13	(1)	14
Nutritionals —
International Pediatric Nutritionals	2,257	9	(1)	10
U.S. Pediatric Nutritionals	1,532	2	—	2
International Adult Nutritionals	1,601	8	(3)	11
U.S. Adult Nutritionals	1,350	(3)	—	(3)
Diagnostics —
Immunochemistry	3,458	5	(3)	8
Vascular Products (2) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	1,563	(2)	(3)	1
Other Coronary Products	579	(3)	(1)	(2)
Endovascular	475	5	—	5

(2)
Other Coronary Products include primarily guidewires and balloon catheters. Endovascular includes vessel closure, carotid stents and other peripheral products.

        Excluding the unfavorable effect of exchange, total Established Pharmaceutical Products sales increased 14.9 percent in 2014 and 7.5 percent in 2013. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the effect of exchange, sales in these key emerging markets increased 7.7 percent in 2014 and 6.0 percent in 2013. Excluding the effect of exchange, sales in Established Pharmaceuticals' other emerging markets increased 43.1 percent in 2014 and increased 14.4 percent in 2013. The increase in 2014 includes the impact of the acquisition of CFR Pharmaceuticals in September 2014. Excluding sales from CFR and the effects of exchange, revenues increased 7.9% in 2014.

        Excluding the unfavorable effect of exchange, total Nutritional Products sales increased 5.0 percent in 2014 and 5.4 percent in 2013. International Pediatric Nutritional sales increased in 2014 and 2013 due primarily to volume growth in developing countries. A supplier's recall of product in August 2013 in certain international markets negatively impacted International Pediatric Nutritional sales in the third and fourth quarters of 2013, as well as the first two quarters of 2014. While there were no health issues associated with this supplier recall and the supplier subsequently determined that the product had been safe for consumption, this event created significant disruption in these markets. The decline in 2014 U.S. Pediatric Nutritional sales primarily reflects lower infant formula revenue. U.S. Pediatric sales were flat in 2013 due to lower formula share, partially offset by higher sales of toddler products.

        The 2014 and 2013 increases in International Adult Nutritional sales are due primarily to volume growth in developing countries and were negatively impacted by the effect of the relatively stronger U.S. dollar. The decrease in 2014 U.S. Adult Nutritional sales reflects a decline in performance nutrition, as well as weakness in the institutional market segment. The 3.1 percent decline in 2013 U.S. Adult Nutritional sales reflects Abbott's exit from certain non-core business lines as part of the business' margin improvement initiative; most of the sales decline resulting from this exit was offset by higher Ensure revenues.

        Excluding the unfavorable effect of exchange, total Diagnostic Products sales increased 6.4 percent in 2014 and 8.3 percent in 2013. The sales increases reflect unit growth across geographical regions. 2014 and 2013 sales of immunochemistry products, the largest category in this segment, reflect continued execution of Abbott's strategy to deliver integrated solutions to large healthcare customers.

        Excluding the unfavorable effect of exchange, total Vascular Products sales were virtually flat in 2014 and 2013. In 2014, growth of Abbott's Mitraclip structural heart product and Endovascular business, including Supera peripheral stent, as well as increased penetration of the Absorb bioresorbable vascular scaffold in various international markets, was offset by decline in sales of DES products due to year-over-year decreases in the U.S. DES market and in market share. In 2013, growth in international markets, driven by continued share gains in key geographies of XIENCE Xpedition and Absorb, was offset by declines in the U.S. market due to the negative impact of pricing pressure and a decline in procedures due to market conditions, as well as the expected decline of certain royalty revenues.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2014, 2013 and 2012.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years that are expected to affect Abbott.

Operating Earnings

        Gross profit margins were 51.7 percent of net sales in 2014, 50.2 percent in 2013 and 50.2 percent in 2012. The gross profit margin improvement in 2014 reflects higher margins in the Nutritional, Diagnostics, and Vascular Products segments. The gross profit margin in 2013 remained relatively unchanged versus the prior year as improved margins in the Nutritional and Diagnostics Products segments were offset by margin declines in Established Pharmaceuticals and Vascular Products due to pricing pressures and product mix as well as the impact of unfavorable foreign exchange across segments.

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

        Research and development expense was $1.345 billion in 2014, $1.371 billion in 2013, and $1.461 billion in 2012 and represented a 1.9 percent decrease in 2014, and a 6.2 percent decrease in 2013. The 2014 decrease in research and development expenses primarily reflects lower investment due to the completion of several programs in the Vascular business. In 2014, research and development expenditures totaled $268 million for the Vascular Products segment, $432 million for the Diagnostics Products segment, $129 million for the Established Pharmaceutical Products segment, and $191 million for the Nutritional Products segment.

        Selling, general and administrative expenses increased 2.5 percent in 2014 and decreased 5.4 percent in 2013 versus the respective prior year. The 2014 increase reflects an increase in restructuring costs associated with cost reduction initiatives and deal and other expenses related to recent acquisitions, partially offset by continued prudent cost management. The 2013 decrease reflects the transfer of certain 2012 corporate costs to AbbVie in the separation as well as certain information technology and other back office support costs that were charged to AbbVie in 2013 under transition services agreements. Prudent cost management and a reduction in restructuring costs also contributed to the decrease.

Business Acquisitions

        In September, 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion. The acquisition of CFR more than doubles Abbott's branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets. CFR's financial results are included in Abbott's financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. Abbott owns 99.9% of the outstanding ordinary shares of CFR. The fair value of the non-controlling interest at the acquisition date was approximately $3 million. The acquisition was funded with cash and cash equivalents and short-term investments. The preliminary allocation of the fair value of the acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.59
Acquired net tangible assets	0.07
Deferred income taxes recorded at acquisition	(0.54)

Total preliminary allocation of fair value	$2.92

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years). The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Established Pharmaceutical Products segment. The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $177 million, other current assets of approximately $51 million, property and equipment of approximately $214 million, and other long-term assets of approximately $138 million. Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $192 million and other noncurrent liabilities of approximately $15 million.

        Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

        In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $410 million. The preliminary allocation of the fair value of the acquisition resulted in definite lived intangible assets of approximately $120 million, goodwill of approximately $60 million, and net deferred tax liabilities of approximately $35 million. The goodwill is identifiable to the Established Pharmaceutical Products segment. Additionally, Abbott acquired property, plant, and equipment of approximately $185 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and other assets of approximately $10 million. Acquired intangible assets consist of developed technology and are being amortized over 16 years.

        In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones. The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangibles assets of approximately $325 million, non-deductible goodwill of approximately $190 million, net deferred tax liabilities of approximately $120 million, and contingent consideration of approximately $165 million. The preliminary fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

        The preliminary allocations of the fair value of these acquisitions will be finalized when valuations are completed. Had the aggregate of the above acquisitions taken place on January 1, 2013, consolidated net sales and income would not have been significantly different from reported amounts.

        In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott's endovascular portfolio. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $170 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $66 million, non-deductible goodwill of approximately $112 million and net deferred tax liabilities of $47 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

        In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market. The final allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $160 million, non-deductible acquired in-process research and development of approximately $60 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $130 million, net deferred tax liabilities of $49 million and contingent consideration of approximately $70 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist primarily of developed technology that is being amortized over 18 years.

Restructurings

        In 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including nutritional and established pharmaceuticals businesses. Abbott recorded employee related severance and other charges of approximately $164 million in 2014. Approximately $20 million is recognized in Cost of products sold, $53 million is recognized in Research and development and approximately $91 million is recognized in Selling, general and administrative expense. Additional charges of approximately $39 million in 2014 were also recorded primarily for accelerated depreciation.

        In 2014 and 2013, Abbott management approved plans to reduce costs and improve efficiencies across various functional areas as well as a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In addition, in 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $125 million in 2014, $78 million in 2013 and $167 million in 2012. Approximately $7 million in 2014, $14 million in 2013 and $48 million in 2012 are recognized in Cost of products sold, $6 million is recognized in Research and development in 2014, and approximately $112 million in 2014, $32 million in 2013 and $48 million in 2012 recognized as Selling, general and administrative expense. The remaining charges of $32 million in 2013 and $71 million in 2012 are related to Abbott's developed market established pharmaceutical business and are being recognized in the results of discontinued operations. Additional charges of approximately $4 million in 2013 and $22 million in 2012 were also recorded primarily for accelerated depreciation.

        In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee severance charges of approximately $11 million. Approximately $11 million in 2013 is classified as Cost of products sold. An additional $41 million and $110 million were recorded in 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

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

Interest expense and Interest (income)

        In 2014, interest expense increased due to a higher level of short-term borrowings during the year. In 2013, interest expense decreased due to a lower level of borrowings, which resulted from the transfer of approximately $14.6 billion of debt to AbbVie as part of the separation. In 2012, interest expense included bridge facility fees related to the separation of AbbVie from Abbott. Interest income increased in 2014 due to a higher return earned on short-term investments during the year, while in 2013 interest income increased as a result of a higher level of investments.

Other (income) expense, net

        Other (income) expense, net, for 2014 includes charges associated with the impairment of certain equity investments partially offset by gains on sales of investments; 2013 includes gains on sales of investments; and 2012 includes approximately $40 million of income from the resolution of a contractual agreement.

Net Loss on Extinguishment of Debt

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt. In 2012, Abbott extinguished $7.7 billion of long-term debt and incurred a cost of $1.35 billion to extinguish this debt, net of gains from the unwinding of interest rate swaps related to the debt.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 31.6 percent in 2014, 2.6 percent in 2013 and 207.7 percent in 2012. In 2014, taxes on earnings from continuing operations include $440 million of tax expense associated with a one-time repatriation of 2014 non-U.S. earnings partially offset by $125 million of tax benefits related to the resolution of various tax positions and the adjustment of tax uncertainties from prior years. 2013 taxes on earnings from continuing operations include $230 million of tax benefit related to the resolution of various tax positions from previous years. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. Taxes on earnings from continuing operations in 2012 reflect the $472 million effect of the tax rate applied to Abbott's net debt extinguishment loss, as well as the recognition of $212 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to a prior year. Exclusive of these discrete items, tax expense in 2013 and 2012 were favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, and Singapore. Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions. See Note 14 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

        Abbott has accrued U.S. taxes on approximately $2.2 billion of 2014 earnings generated outside the U.S. in connection with a repatriation of these earnings. In addition to the $440 million of tax expense discussed above, the repatriation resulted in $82 million of additional tax expense in Abbott's 2014 income from discontinued operations. Abbott expects to accelerate the utilization of deferred tax assets and therefore cash taxes due in the U.S. on this repatriation are not expected to be material.

Discontinued Operations and Separation of AbbVie Inc.

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

        Net assets of $2.7 billion were transferred to AbbVie as part of the separation on January 1, 2013. In addition, approximately $1 billion of accumulated other comprehensive losses, net of income taxes, primarily related to the pension and other benefit plan net liabilities as well as foreign translation was transferred to AbbVie.

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

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014 with the remainder expected to be transferred in 2015. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $79 million, inventories of $45 million, equipment of $3 million, other assets of $30 million, trade accounts payable and accrued liabilities of $277 million. Abbott's obligation to transfer the net liabilities held for disposition to AbbVie of $120 million is included in other prepaid assets.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In connection with the separation, Abbott has adjusted its employee stock compensation awards and separated its defined benefit programs for pensions and post-employment medical and dental benefit plans. See notes 9 and 13 for additional information.

        In July 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that will combine Mylan's existing business and Abbott's developed markets pharmaceuticals business, and will be publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. Abbott will retain its branded generics pharmaceuticals business in emerging markets. At the close of this transaction, Abbott and Mylan entered into transitional services agreements pursuant to which Abbott and Mylan will provide various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years. Charges by Abbott under these transitional services agreements will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will not constitute significant continuing support of Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transitional service and manufacturing supply agreements are not expected to be significant.

        In November 2014, Abbott entered into an agreement to sell its animal health business to Zoetis Inc. This transaction closed on February 10, 2015.

        As a result of the disposition of the above businesses and the separation of AbbVie, the current and prior years operating results of these businesses are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of tax line in the Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses and as well as the businesses transferred to Abbvie noted above, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2014	2013	2012
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$2,076	$2,191	$2,444
AbbVie	—	—	18,380

Total	$2,076	$2,191	$20,824

Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$505	$480	$525
AbbVie	—	—	5,958

Total	$505	$480	$6,483

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$397	$395	$342
AbbVie	166	193	5,384

Total	$563	$588	$5,726

        The year-over-year decline in net sales related to the developed markets branded generics pharmaceuticals business was driven primarily by the impact of declining prices and the unfavorable impact of changes in foreign currency exchange rates.

Research and Development Programs

        Abbott currently has numerous pharmaceutical, medical devices, diagnostic and nutritional products in development.

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
  Drug product development.

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

        The specific requirements (e.g. scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions. The process may range from one year for a bioequivalence study project to 6 or more years for complex formulations, new indications, or geographic expansion in specific countries, such as China.

        In the Diagnostics segment, the phases of the research and development process include:

  •
  Discovery which focuses on identification of a product that will address a specific therapeutic area, platform, or unmet clinical need.

  •
  Concept/Feasibility during which the materials and manufacturing processes are evaluated, testing may include product characterization and analysis is performed to confirm clinical utility.

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

Areas of Focus

        In 2015 and beyond, Abbott's significant areas of therapeutic focus will include the following:

        Established Pharmaceuticals — Abbott focuses on building country specific portfolios made up of global and local pharmaceutical brands that best meet the needs of patients in each country. More than 300 branded generic development projects are active for one or several emerging markets. Over the next several years, Established Pharmaceuticals plans to expand its product portfolio in its key markets through the development and launch of new branded generics with the aim to be among the first to market with a new branded generic for a particular pharmaceutical product, further geographic expansion of existing brands, new product enhancements, and strategic licensing activities. Abbott is also actively working on development plans for several key brands such as Creon, Duphaston and Influvac. Depending on the product, the development activities focus on new data, markets, formulations, combinations or indications.

        Vascular — Ongoing projects in the pipeline include:

  •
  XIENCE Alpine, our newest drug-eluting stent (DES), received US FDA approval in September 2014 and is the only DES with an indication for chronic total occlusions (CTOs). XIENCE Alpine was also approved for sale in Europe, Japan and parts of Latin America in 2014.

  •
  Absorb, the world's first drug eluting bioresorbable vascular scaffold (BVS) device for the treatment of coronary artery disease that is gradually resorbed into the vessel wall. In 2014, Abbott completed enrollment of patients in clinical trials for regulatory approval in the US and China, and enrollment for trials in Japan was completed in the fourth quarter of 2013. Abbott initiated a trial with the objective of demonstrating that Absorb is more cost-effective and provides the patient a higher quality of life than a permanent, metallic drug eluting stent. Abbott is also actively working on the development of future generations of BVS technologies.

  •
  MitraClip device for the treatment of mitral regurgitation (MR). MitraClip is available in the U.S., Europe, parts of Asia, the Middle East and Latin America for patients with significant symptomatic degenerative MR who are at prohibitive risk for mitral valve surgery. Abbott continued clinical development of the MitraClip therapy including the COAPT trial, a prospective, randomized trial in the United States that will evaluate the impact of MitraClip treatment on the progression of heart failure. In addition, Abbott continues to work on the development of the next generation system for the treatment of MR.

  •
  Supera self-expanding nitinol stent system which was acquired as part of the acquisition of IDEV Technologies in August 2013. With its proprietary interwoven wire technology, Supera is designed based on biomimetic principles to mimic the body's natural movement. Supera received US FDA approval in March 2014 for treatment of the superficial femoral and proximal popliteal arteries, which are the main arteries in the thigh that supply blood to lower extremities. Supera is also available in Europe, parts of Asia, the Middle East and Latin America for the treatment of blockages in blood vessels due to peripheral artery disease (PAD). Abbott continues to work on the development of Supera 's size matrix and next generation delivery system.

  •
  Coronary and endovascular guide wires. Abbott's Versaturn guide wire received CE regulatory approval in July 2014 and 510(k) clearance in the US in August 2014.

Medical Optics — Abbott is developing a number of new products which are designed to improve patient outcomes for patients undergoing cataract and LASIK surgery. In 2014, Abbott launched the TECNIS® Symfony intraocular lens (IOL) in Europe. TECNIS® Symfony provides an extended continuous range of high-quality vision, including distance, intermediate and near vision, with visual side effects similar to a standard monofocal IOL. A toric version of TECNIS® Symfony that corrects a patient's astigmatism was approved and launched in Europe. In late 2014, Abbott received approval for two new TECNIS® Multifocal Low Add products in the US. The new TECNIS® Multifocal IOLs allow the surgeon to customize treatment based on the patient's vision needs and lifestyle. The TECNIS® OptiBlue Toric IOL was approved in Japan in both standard and preloaded options for treatment of cataract patients with astigmatism. The Compact Intuitiv phacoemulsification system for removing cataract was approved in the US and Europe. Abbott received approval in the US and Europe for cOS 3.0, a new software upgrade, and LOI-12, a new disposable patient interface, for its CATALYS precision femtosecond laser cataract system that together improve surgeon efficiency.

        In 2015, Abbott will continue to work to develop and introduce new products including the TECNIS-1 Monofocal IOL in a preloaded insertion system, an upgrade to its Signature phacoemulsification system for cataract removal, an upgrade to its CATALYS laser cataract system that helps surgeons to identify a cataract patient's axis of astigmatism and iDesign, its advanced vision diagnostic and LASIK treatment planning system.

        Molecular Diagnostics — Various new molecular in vitro diagnostic (IVD) products and next generation instrument systems are in various stages of development and commercialization. In December 2014, IRIDICA, an instrument used to rapidly identify a broad range of infection causing pathogens, including bacteria, fungi, and viruses in critically ill patients, became available in Europe and other CE-Mark recognized countries. Abbott's companion diagnostic program continues to expand and includes collaborative efforts with multiple major pharmaceutical companies.

        Core Laboratory Diagnostics — Abbott is working on the development of next-generation blood screening, hematology, and immunochemistry instrument systems, as well as assays in various areas including infectious disease, cardiac care, metabolics, oncology, and automation solutions to increase efficiency in laboratories.

        Diabetes Care — In the third quarter of 2014, Abbott received CE Mark in Europe for its FreeStyle Libre Flash Glucose Monitoring System. The system eliminates the need for routine finger pricks by reading glucose levels through a sensor that can be worn on the back of the upper arm for up to 14 days. The FreeStyle Libre System also requires no finger pricks for calibration.

        Nutrition — Abbott is focusing its research and development spend on six platforms that span the pediatric, adult and performance nutrition areas: immunity, cognition, lean body mass, inflammation, metabolism and tolerance. Numerous new products that build on advances in these platforms are currently under development, including clinical outcome testing, and are expected to be launched over the coming years.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2014 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the development of pharmaceutical, medical device and diagnostic products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending equal to approximately 6 percent to 7 percent of sales each year. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

        At December 31, 2014, goodwill recorded as a result of business combinations totaled $10.1 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit. While the fair value of the Medical Optics business exceeds its carrying value, extended economic pressure on government-reimbursed cataract procedures in Europe and on the global LASIK surgery business as well as longer regulatory approval timelines for products currently under development, the integration of OptiMedica and the negative impact of foreign currency movements could result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $3.7 billion, $3.3 billion and $9.3 billion in 2014, 2013 and 2012, respectively. The increase in Net cash from operating activities in 2014 was due to an improvement in operating results as well as lower cash contributions to pension plans. The decrease in cash from operating activities from 2012 to 2013 was due to the separation of AbbVie on January 1, 2013. Net cash from operating activities in 2013 reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie and $724 million of contributions to defined benefit pension plans. The income tax component of operating cash flow in 2014, 2013 and 2012 includes $268 million, $427 million and $408 million, respectively, of noncash tax benefits primarily related to the favorable resolution of various tax positions pertaining to prior years and 2013 also includes a $103 million tax benefit for the retroactive impact of U.S. tax law changes, which is expected to be realized in future years. Trade accounts payable and other liabilities in Net cash from operating activities in 2012 includes the payment of approximately $1.5 billion related to a litigation accrual recorded in 2011 related to the business operations of AbbVie. This was partially offset by increases in other liabilities, primarily restructuring reserves.

        While over 85% of the cash and cash equivalents at December 31, 2014, is considered reinvested indefinitely in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the U.S., Abbott may be required to accrue and pay U.S. income taxes to repatriate these funds. Abbott believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2014 can be considered to be reinvested indefinitely.

        Abbott funded $393 million in 2014, $724 million in 2013 and $379 million in 2012 to defined benefit pension plans. Abbott expects pension funding of approximately $585 million in 2015 for its pension plans, of which approximately $470 million relates to its main domestic pension plans. Abbott expects to fund cash dividends, capital expenditures, and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments, and borrowings.

Debt and Capital

        At December 31, 2014, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

        In 2014, Abbott redeemed approximately $500 million of long-term notes that were assumed as part of the acquisition of CFR Pharmaceuticals. In 2012, Abbott redeemed $7.7 billion of long-term notes in preparation for the separation of AbbVie from Abbott and repaid $1 billion of long-term notes that were due in 2012. In addition, AbbVie Inc., a wholly owned subsidiary of Abbott, issued $14.7 billion of long-term notes that were guaranteed by Abbott until AbbVie's separation from Abbott on January 1, 2013.

        In September 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott's common shares from time to time. The new authorization is in addition to the $512 million unused portion of a previous program announced in June 2013. Under the program announced in June 2013, the board of directors authorized the purchase of up to $3.0 billion of Abbott's common shares. Under this program, Abbott repurchased 54.6 million shares at a cost of $2.1 billion in 2014 and 10.5 million shares at a cost of $388 million in the last six months of 2013, leaving $512 million unused under this program. In the first six months of 2013, 33.0 million shares were purchased at a cost of approximately $1.2 billion, which was under a previous share repurchase authorization.

        Abbott declared dividends of $0.90 per share in 2014 compared to $0.64 per share in 2013, a 40% increase. Dividends paid were $1.342 billion in 2014 compared to $882 million in 2013. The year-over-year change in dividends reflects the impact of the increase in the dividend rate.

Working Capital

        The increase of cash and cash equivalents from $3.5 billion at December 31, 2013 to $4.1 billion at December 31, 2014 reflects the increase in cash generated by operating activities as well as the proceeds from the sale of investment securities. Working capital was $4.7 billion at December 31, 2014 and $9.7 billion at December 31, 2013. The decrease in working capital in 2014 was due to a decline in short-term investments and an increase in short-term borrowings primarily to fund recent acquisitions and share repurchases.

        Substantially all of Abbott's trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems. The collection of outstanding receivables in these countries improved in 2014. As a result, governmental receivables in these four countries accounted for less than 1 percent of Abbott's total assets and 9 percent of total net trade receivables as of December 31, 2014, down from 12 percent as of December 31, 2013.

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

Foreign Currency Developments

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. In 2014, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars. In 2014, Abbott continued to use the official rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela. Abbott cannot predict whether there will be a devaluation of the Venezuelan bolivar or whether it will continue to be able to exchange bolivars at the 6.3 rate. As of December 31, 2014, Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $240 million. In 2014, revenue from operations in Venezuela represented approximately 2% of Abbott's total net sales.

Capital Expenditures

        Capital expenditures of $1.1 billion in 2014 and 2013 and $1.8 billion in 2012 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2014.

	Payments Due By Period
	Total	2015	2016-2017	2018-2019	2020 and Thereafter
	(in millions)
Long-term debt, including current maturities	$3,463	$14	$59	$1,003	$2,387
Interest on debt obligations	2,805	180	353	313	1,959
Operating lease obligations	639	161	219	114	145
Capitalized auto lease obligations	41	14	27	—	—
Purchase commitments (a)	2,709	2,089	204	218	198
Other long-term liabilities	1,300	—	792	368	140

Total (b)	$10,957	$2,458	$1,654	$2,016	$4,829

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Unrecognized tax benefits totaling approximately $1.3 billion are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 14 — Taxes on Income for further details. The company has employee benefit obligations consisting of pensions and other postemployment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and postretirement plans, including funding matters is included in Note 13 — Post-employment Benefits.

Contingent Obligations

        Abbott has periodically entered into agreements with other companies in the ordinary course of business, such as assignment of product rights, which has resulted in Abbott becoming secondarily liable for obligations that Abbott was previously primarily liable. Since Abbott no longer maintains a business relationship with the other parties, Abbott is unable to develop an estimate of the maximum potential amount of future payments, if any, under these obligations. Based upon past experience, the likelihood of payments under these agreements is remote. In addition, Abbott periodically acquires a business or product rights in which Abbott agrees to pay contingent consideration based on attaining certain thresholds or based on the occurrence of certain events.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        Abbott holds available-for-sale equity securities from strategic technology acquisitions. The fair value of these investments was approximately $9 million and $26 million as of December 31, 2014 and 2013, respectively. The decrease is due to the sale of securities. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2014 by approximately $1 million. (A 20 percent decrease is believed to be a reasonably possible near-term change in share prices.)

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $100 million and $67 million as of December 31, 2014 and 2013, respectively. No individual investment is recorded at a value in excess of $25 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2014 and 2013, Abbott had interest rate hedge contracts totaling $1.5 billion to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2014, Abbott had $3.9 billion of domestic commercial paper outstanding with an average annual interest rate of 0.12% with an average remaining life of 36 days. The fair value of long-term debt at December 31, 2014 and 2013 amounted to $4.1 billion and $3.9 billion, respectively (average interest rates of 5.3% and 5.3% as of December 31, 2014 and 2013, respectively) with maturities through 2040. At December 31, 2014 and 2013, the fair value of current and long-term investment securities amounted to approximately $626 million and $4.7 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2014 and 2013, Abbott held $1.5 billion and $137 million, respectively, of such contracts. Contracts held at December 31, 2014 will mature in 2015 or 2016 depending upon the contract. Contracts held at December 31, 2013 matured in 2014.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31,

2014 and 2013, Abbott held $14.1 billion and $13.8 billion, respectively, of such contracts, which generally mature in the next twelve months.

        Abbott has designated foreign denominated short-term debt of approximately $445 million and approximately $505 million as of December 31, 2014 and 2013, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2014 and 2013:

	2014			2013
(in millions)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Receive primarily U.S. Dollars in exchange for the following currencies:
Euro	$7,574	1.2458	$19	$6,208	1.3735	$(4)
British Pound	1,295	1.5790	9	1,181	1.6240	1
Japanese Yen	2,258	115.0311	56	1,865	99.0000	12
Canadian Dollar	371	1.1197	13	191	1.0600	1
All other currencies	4,064	N/A	31	4,446	N/A	(1)

Total	$15,562		$128	$13,891		$9

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2014	2013	2012
Net Sales	$20,247	$19,657	$19,050

Cost of products sold, excluding amortization of intangible assets	9,218	9,193	8,899
Amortization of intangible assets	555	588	595
Research and development	1,345	1,371	1,461
Selling, general and administrative	6,530	6,372	6,735

Total Operating Cost and Expenses	17,648	17,524	17,690

Operating Earnings	2,599	2,133	1,360
Interest expense	150	145	320
Interest income	(77)	(67)	(59)
Net loss on extinguishment of debt	18	—	1,351
Net foreign exchange (gain) loss	(24)	46	(31)
Other (income) expense, net	14	(32)	(1)

Earnings (Loss) from Continuing Operations Before Taxes	2,518	2,041	(220)
Taxes on Earnings (Loss) from Continuing Operations	797	53	(457)

Earnings from Continuing Operations	1,721	1,988	237
Earnings from Discontinued Operations, net of tax	563	588	5,726

Net Earnings	$2,284	$2,576	$5,963

Basic Earnings Per Common Share —
Continuing Operations	$1.13	$1.27	$0.15
Discontinued Operations	0.37	0.37	3.61
Net Earnings	$1.50	$1.64	$3.76
Diluted Earnings Per Common Share —
Continuing Operations	$1.12	$1.26	$0.15
Discontinued Operations	0.37	0.36	3.57
Net Earnings	$1.49	$1.62	$3.72
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,516	1,558	1,575
Dilutive Common Stock Options and Awards	11	16	17

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options and Awards	1,527	1,574	1,592

Outstanding Common Stock Options Having No Dilutive Effect	1	1	1

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2014	2013	2012
Net Earnings	$2,284	$2,576	$5,963
Foreign currency translation (loss) adjustments	(2,206)	(239)	(7)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(459) in 2014, $393 in 2013 and $(276) in 2012	(917)	882	(865)
Unrealized (losses) gains on marketable equity securities, net of taxes of $(7) in 2014, $(10) in 2013 and $(4) in 2012	(12)	(18)	(7)
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $24 in 2014, $(13) in 2013 and $(29) in 2012	94	(53)	(118)

Other Comprehensive Income (Loss)	(3,041)	572	(997)

Comprehensive Income (Loss)	$(757)	$3,148	$4,966

Supplemental Accumulated Other Comprehensive Income Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(2,924)	$(718)	$(79)
Net actuarial (losses) and prior service (cost) and credits	(2,229)	(1,312)	(3,596)
Cumulative unrealized gains on marketable equity securities	1	13	31
Cumulative gains on derivative instruments designated as cash flow hedges	99	5	50

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2014	2013	2012
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,284	$2,576	$5,963
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	918	928	1,363
Amortization of intangible assets	630	791	1,419
Share-based compensation	246	262	433
Acquired in-process and collaborations research and development	—	—	288
Investing and financing (gains) losses, net	69	4	356
Net loss on extinguishment of debt	18	—	1,351
Trade receivables	(195)	(113)	36
Inventories	(297)	(154)	(417)
Prepaid expenses and other assets	30	131	(35)
Trade accounts payable and other liabilities	(225)	(436)	(134)
Income taxes	197	(665)	(1,309)

Net Cash From Operating Activities	3,675	3,324	9,314

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,077)	(1,145)	(1,795)
Acquisitions of businesses and technologies, net of cash acquired	(3,317)	(580)	(706)
Purchases of investment securities	(1,507)	(10,064)	(11,998)
Proceeds from sales of investment securities	5,624	7,839	8,936
Other	75	21	3

Net Cash (Used in) Investing Activities	(202)	(3,929)	(5,560)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	1,343	2,086	784
Proceeds from issuance of long-term debt and debt with maturities over 3 months	—	9	14,700
Repayments of long-term debt and debt with maturities over 3 months	(577)	(303)	(11,071)
Acquisition and contingent consideration payments related to business acquisitions	(400)	(495)	(521)
Transfer of cash and cash equivalents to AbbVie Inc.	—	(5,901)	—
Purchases of common shares	(2,195)	(1,605)	(2,364)
Proceeds from stock options exercised, including income tax benefit	429	395	1,850
Dividends paid	(1,342)	(882)	(3,183)

Net Cash (Used in) From Financing Activities	(2,742)	(6,696)	195

Effect of exchange rate changes on cash and cash equivalents	(143)	(26)	40

Net (Decrease) Increase in Cash and Cash Equivalents	588	(7,327)	3,989
Cash and Cash Equivalents, Beginning of Year	3,475	10,802	6,813

Cash and Cash Equivalents, End of Year	$4,063	$3,475	$10,802

Supplemental Cash Flow Information:
Income taxes paid	$448	$1,039	$1,367
Interest paid	182	148	576

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,063	$3,475
Investments, primarily bank time deposits and U.S. treasury bills	397	4,623
Trade receivables, less allowances of — 2014: $310; 2013: $312	3,586	3,986
Inventories:
Finished products	1,807	1,866
Work in process	278	349
Materials	558	478

Total inventories	2,643	2,693
Deferred income taxes	1,705	2,528
Other prepaid expenses and receivables	1,975	1,504
Current assets held for disposition	892	438

Total Current Assets	15,261	19,247
Investments	229	119
Property and Equipment, at Cost:
Land	457	502
Buildings	2,968	2,994
Equipment	8,480	8,506
Construction in progress	727	868

	12,632	12,870
Less: accumulated depreciation and amortization	6,697	6,965

Net Property and Equipment	5,935	5,905

Intangible Assets, net of amortization	6,198	5,735
Goodwill	10,067	9,772
Deferred Income Taxes and Other Assets	1,651	2,109
Non-current Assets Held for Disposition	1,934	66

	$41,275	$42,953

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2014	2013
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$4,382	$3,164
Trade accounts payable	1,064	1,026
Salaries, wages and commissions	776	906
Other accrued liabilities	2,943	3,500
Dividends payable	362	341
Income taxes payable	270	175
Current portion of long-term debt	55	9
Current liabilities held for disposition	680	386

Total Current Liabilities	10,532	9,507

Long-term Debt	3,408	3,388
Post-employment Obligations and other long-term liabilities	5,588	4,784
Non-current liabilities held for disposition	108	7
Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2014: 1,694,929,949; 2013: 1,685,827,096	12,383	12,048
Common shares held in treasury, at cost — Shares: 2014: 186,894,515; 2013: 137,728,810	(8,678)	(6,844)
Earnings employed in the business	22,874	21,979
Accumulated other comprehensive income (loss)	(5,053)	(2,012)

Total Abbott Shareholders' Investment	21,526	25,171
Noncontrolling Interests in Subsidiaries	113	96

Total Shareholders' Investment	21,639	25,267

	$41,275	$42,953

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2014	2013	2012
Common Shares:
Beginning of Year
Shares: 2014: 1,685,827,096; 2013: 1,675,930,484; 2012: 1,638,870,201	$12,048	$11,755	$9,817
Issued under incentive stock programs
Shares: 2014: 9,102,853; 2013: 9,896,612; 2012: 37,060,283	404	393	1,854
Share-based compensation	245	261	435
Issuance of restricted stock awards	(314)	(361)	(351)

End of Year
Shares: 2014: 1,694,929,949; 2013: 1,685,827,096; 2012: 1,675,930,484	$12,383	$12,048	$11,755

Common Shares Held in Treasury:
Beginning of Year
Shares: 2014: 137,728,810; 2013: 99,262,992; 2012: 68,491,382	$(6,844)	$(5,591)	$(3,688)
Issued under incentive stock programs
Shares: 2014: 5,818,599; 2013: 5,718,575; 2012: 6,691,748	283	310	363
Purchased
Shares: 2014: 54,984,304; 2013: 44,184,393; 2012: 37,463,358	(2,117)	(1,563)	(2,266)

End of Year
Shares: 2014: 186,894,515; 2013: 137,728,810; 2012: 99,262,992	$(8,678)	$(6,844)	$(5,591)

Earnings Employed in the Business:
Beginning of Year	$21,979	$24,151	$20,907
Net earnings	2,284	2,576	5,963
Separation of AbbVie Inc.	—	(3,735)	—
Cash dividends declared on common shares (per share — 2014: $0.90; 2013: $0.64; 2012: $1.67)	(1,363)	(1,002)	(2,650)
Effect of common and treasury share transactions	(26)	(11)	(69)

End of Year	$22,874	$21,979	$24,151

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(2,012)	$(3,594)	$(2,597)
Separation of AbbVie Inc.	—	1,010	—
Other comprehensive income (loss)	(3,041)	572	(997)

End of Year	$(5,053)	$(2,012)	$(3,594)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$96	$92	$86
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	17	4	6

End of Year	$113	$96	$92

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CHANGES IN PRESENTATION — On January 1, 2013, Abbott completed the separation of AbbVie Inc., which was formed to hold Abbott's research-based proprietary pharmaceuticals business. The historical operating results of the research-based proprietary pharmaceuticals business prior to separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets, liabilities, and cash flows of the research-based proprietary pharmaceuticals business are included in Abbott's Consolidated Balance Sheet and its Consolidated Statements of Cash Flows for periods prior to January 1, 2013. See Note 2 for additional information.

        In July 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that will combine Mylan's existing business and Abbott's developed markets pharmaceuticals business, and will be publicly traded. The sale of this business closed on February 27, 2015. In November 2014, Abbott entered into an agreement to sell its animal health business to Zoetis Inc. The sale of this business closed on February 10, 2015. The historical operating results of these businesses are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets and liabilities of these businesses are being reported as held for sale in Abbott's Consolidated Balance Sheet at December 31, 2014. The cash flows of these businesses are included in its Consolidated Statements of Cash Flows for all periods presented. See Note 3 — Discontinued Operations for additional information.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

        USE OF ESTIMATES — The financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates; income taxes; pension and other post-employment benefits, including certain asset values that are based on significant unobservable inputs; valuation of intangible assets; litigation; derivative financial instruments; and inventory and accounts receivable exposures.

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

        EARNINGS PER SHARE — Unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2014, 2013 and 2012 were $1.713 billion, $1.979 billion and $236 million, respectively. Net earnings allocated to common shares in 2014, 2013 and 2012 were $2.273 billion, $2.558 billion and $5.917 billion, respectively.

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

        SHARE-BASED COMPENSATION — The value of stock options and restricted stock awards and units are amortized over their requisite service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are recorded as incurred.

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits and U.S. treasury bills with original maturities of three months or less. Investments in two publicly traded companies, with a carrying value of approximately $95 million, are accounted for under the equity method of accounting. All other investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

        Abbott reviews the carrying value of investments each quarter to determine whether an other than temporary decline in fair value exists. Abbott considers factors affecting the investee, factors affecting the industry the investee operates in and general equity market trends. Abbott considers the length of time an investment's fair value has been below carrying value and the near-term prospects for recovery to carrying value. When Abbott determines that an other than temporary decline has occurred, the investment is written down with a charge to Other (income) expense, net.

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

        ACQUIRED IN-PROCESS AND COLLABORATIONS RESEARCH AND DEVELOPMENT (IPR&D) — The initial costs of rights to IPR&D projects obtained in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until completed and are then amortized over the remaining useful life. Collaborations are not significant for continuing operations.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations. Governmental accounts in Italy, Spain, Greece and Portugal accounted for 9 percent and 12 percent of total net trade receivables as of December 31, 2014 and 2013, respectively. Product warranties are not significant.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Separation of AbbVie Inc.

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie are providing to each other, on an interim transitional basis, various services. Transition services may be provided for up to 24 months with an option for a one-year extension by the recipient. Services being provided by Abbott include certain information technology and back office support. Billings by Abbott under these transitional services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will enable AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and does not constitute significant continuing support of AbbVie's operations.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014 with the remainder expected to be transferred in 2015. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2014, the assets and liabilities held for disposition consist of trade accounts receivable of $79 million, inventories of $45 million, equipment of $3 million, other assets of $30 million, and trade accounts payable and accrued liabilities of $277 million. Abbott's obligation to transfer the net liabilities held for disposition to AbbVie of $120 million is included in Other prepaid assets.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business.

        Earnings from discontinued operations include the recognition of $166 million and $193 million of net tax benefits in 2014 and 2013, respectively, primarily as a result of the resolution of various tax positions related to AbbVie's operations for years prior to the separation.

Note 3 — Discontinued Operations

        In July 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares of a newly formed entity that will combine Mylan's existing business and Abbott's developed markets branded generics pharmaceuticals business, and will be publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. Abbott will retain its branded generics pharmaceuticals business in emerging markets. At the close of this transaction Abbott and Mylan entered into transitional services agreements pursuant to which Abbott and Mylan will provide various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years. Charges by Abbott under these transitional services agreements will be recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support will not constitute significant continuing support of Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Discontinued Operations (Continued)

associated with these transitional service and manufacturing supply agreements are not expected to be significant. The transaction closed on February 27, 2015.

        In November 2014, Abbott entered into an agreement to sell its animal health business to Zoetis Inc. This transaction closed on February 10, 2015.

        As a result of the disposition of the above businesses and the separation of AbbVie, the current and prior year operating results of these businesses are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of tax line in the Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2014	2013	2012
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$2,076	$2,191	$2,444
AbbVie	—	—	18,380

Total	$2,076	$2,191	$20,824

Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$505	$480	$525
AbbVie	—	—	5,958

Total	$505	$480	$6,483

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$397	$395	$342
AbbVie	166	193	5,384

Total	$563	$588	$5,726

        Income tax expense (benefit) included in discontinued operations totaled $(58) million in 2014, $(108) million in 2013 and $757 million in 2012.

        The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities discussed in Note 2 are classified as held for disposition in the Consolidated Balance Sheet as of December 31, 2014. Prior period balance sheets are not adjusted when a business is designated as being held for sale. The cash flows associated with the developed markets branded generics pharmaceuticals businesses will be included in

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Discontinued Operations (Continued)

Abbott's Consolidated Statement of Cash Flows up through the date of disposition. The following is a summary of the assets and liabilities held for disposition:

(in millions)	December 31, 2014	December 31, 2013
Trade receivables, net	$498	$163
Total inventories	254	243
Prepaid expenses, deferred income taxes, and other receivables	140	32

Current assets held for disposition	892	438

Net property and equipment	125	28
Intangible assets, net of amortization	804	—
Goodwill	950	—
Deferred income taxes and other assets	55	38

Non-current assets held for disposition	1,934	66

Total assets held for disposition	2,826	504

Trade accounts payable	423	285
Salaries, wages, commissions and other accrued liabilities	257	101

Current liabilities held for disposition	680	386
Post-employment obligations, deferred income taxes and other long-term liabilities	108	7

Total liabilities held for disposition	$788	$393

Note 4 — Supplemental Financial Information

        Other (income) expense, net, for 2014 primarily relates to impairment charges related to non-publically traded equity securities partially offset by gains from the sales of equity securities. The loss on the extinguishment of debt of $18 million in 2014 and $1.35 billion in 2012 relates to the early redemption of approximately $500 million and $7.7 billion of long-term notes, respectively. The loss in 2012 consists of the premium paid on the notes and the write off of deferred financing costs totaling $1.83 billion and was partially offset by a gain of $479 million related to the unwinding of interest rate swaps related to a portion of the debt. The detail of various balance sheet components is as follows:

	2014	2013
	(in millions)
Long-term Investments:
Equity securities	$212	$93
Other	17	26

Total	$229	$119

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

        The increase in long-term investments from December 31, 2013 to December 31, 2014 is due primarily to the acquisition of CFR Pharmaceuticals in 2014.

	2014	2013
	(in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$88	$136
Accrued other rebates (a)	239	220
All other (b)	2,616	3,144

Total	$2,943	$3,500

(a)
Accrued wholesaler chargeback rebates of $50 million and $90 million at December 31, 2014 and 2013, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

(b)
2013 includes acquisition consideration payable of approximately $400 million related primarily to the acquisition of Piramal Healthcare Limited's Healthcare Solutions business.

	2014	2013
	(in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,875	$1,818
Deferred income taxes	860	466
All other (c)	1,853	2,500

Total	$5,588	$4,784

(c)
2014 includes $1.3 billion of gross unrecognized tax benefits, as well as approximately $220 million of acquisition consideration payable. 2013 includes $1.3 billion of gross unrecognized tax benefits, as well as $70 million of acquisition consideration payable.

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. In 2014, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars. In 2014, Abbott continued to use the official rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela. Abbott cannot predict whether there will be a devaluation of the Venezuelan bolivar or whether it will continue to be able to exchange bolivars at the 6.3 rate. As of December 31, 2014, Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $240 million. In 2014, revenue from operations in Venezuela represented approximately 2% of Abbott's total net sales.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income

        The components of the changes in accumulated other comprehensive income from continuing operations, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains on Marketable Equity Securities	Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2012	$(79)	$(3,596)	$31	$50	$(3,594)

Separation of AbbVie	(400)	1,402	—	8	1,010

Other comprehensive income (loss) before reclassifications	(239)	771	22	(23)	531
Income (loss) amounts reclassified from accumulated other comprehensive income (a)	—	111	(40)	(30)	41

Net current period comprehensive income (loss)	(239)	882	(18)	(53)	572

Balance at December 31, 2013	(718)	(1,312)	13	5	(2,012)

Other comprehensive income (loss) before reclassifications	(2,206)	(970)	4	106	(3,066)
Income (loss) amounts reclassified from accumulated other comprehensive income (a)	—	53	(16)	(12)	25

Net current period comprehensive income (loss)	(2,206)	(917)	(12)	94	(3,041)

Balance at December 31, 2014	$(2,924)	$(2,229)	$1	$99	$(5,053)

(a)
Reclassified amounts for foreign currency translation are recorded in the Consolidated Statement of Earnings as Net Foreign exchange loss (gain); gains on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of product sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit plan cost — see Note 13 for additional information.

Note 6 — Business Acquisitions

        In September 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion. The acquisition of CFR more than doubles Abbott's branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets. CFR's financial results are included in Abbott's financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. The impact of the acquired operations on Abbott's operating results was not significant for 2014. Abbott owns 99.9% of the outstanding ordinary shares of CFR. The fair value of the non-controlling interest at the acquisition date was approximately $3 million. The acquisition was funded with cash and cash equivalents and short-term investments. The preliminary allocation of the fair

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions (Continued)

value of the acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed.

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.59
Acquired net tangible assets	0.07
Deferred income taxes recorded at acquisition	(0.54)

Total preliminary allocation of fair value	$2.92

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years). The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Established Pharmaceutical Products segment. The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $177 million, other current assets of approximately $51 million, property and equipment of approximately $214 million, and other long-term assets of approximately $138 million. Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $192 million and other noncurrent liabilities of approximately $15 million.

        Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

        In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $410 million. The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $120 million, non-deductible goodwill of approximately $60 million, and net deferred tax liabilities of approximately $35 million. Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment. Additionally, Abbott acquired property, plant, and equipment of approximately $185 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and other assets of approximately $10 million. Acquired intangible assets consist of developed technology and are being amortized over 16 years.

        In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones. The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market. The allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions (Continued)

intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangibles assets of approximately $325 million, non-deductible goodwill of approximately $190 million, net deferred tax liabilities of approximately $120 million, and contingent consideration of approximately $165 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

        The preliminary allocations of fair value of the above acquisitions will be finalized when valuations are completed. Had the aggregate of the above acquisitions taken place on January 1, 2013, consolidated net sales and earnings would not have been significantly different from reported amounts.

        In August 2013, Abbott acquired 100 percent of IDEV Technologies, net of debt, for $310 million, in cash. The acquisition of IDEV Technologies expands Abbott's endovascular portfolio. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $170 million which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $66 million, non-deductible goodwill of approximately $112 million and net deferred tax liabilities of $47 million. Acquired intangible assets consist of developed technology and are being amortized over 11 years.

        In August 2013, Abbott acquired 100 percent of OptiMedica for $260 million, in cash, plus additional payments up to $150 million to be made upon completion of certain development, regulatory and sales milestones. The acquisition of OptiMedica provides Abbott with an immediate entry point into the laser assisted cataract surgery market. The final allocation of the fair value of the acquisition resulted in non-deductible definite-lived intangible assets of approximately $160 million; non-deductible acquired in-process research and development of approximately $60 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation; non-deductible goodwill of approximately $130 million, net deferred tax liabilities of $49 million and contingent consideration of approximately $70 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist primarily of developed technology that is being amortized over 18 years.

Note 7 — Goodwill and Intangible Assets

        In 2014, Abbott recorded goodwill of approximately $1.8 billion related to the acquisitions of CFR Pharmaceuticals, Veropharm and Topera; recognized purchase price allocation adjustments associated with other recent acquisitions decreased goodwill by approximately $30 million; and approximately $950 million of goodwill was moved to Non-current assets held for disposition due to the planned disposition of the developed markets branded generics pharmaceuticals business. The goodwill related to the acquisitions of CFR and Veropharm was allocated to the Established Pharmaceuticals segment. Abbott recorded goodwill of approximately $274 million in 2013 related to the acquisitions of IDEV Technologies and OptiMedica. Goodwill related to the IDEV acquisition was allocated to the Vascular Products segment and goodwill related to OptiMedica was allocated to a non-reportable segment. Foreign currency translation and other adjustments decreased goodwill in 2014 and 2013 by $566 million and $168 million, respectively, and increased goodwill in 2012 by $69 million. In addition, in connection with the separation of AbbVie on January 1, 2013, Abbott transferred approximately $6.1 billion of goodwill to AbbVie. The amount of goodwill related to reportable segments at December 31, 2014 was $3.3 billion for the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Goodwill and Intangible Assets (Continued)

Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $445 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment. Other than the effects of the separation of AbbVie, there were no reductions of goodwill relating to the disposal of all or a portion of a business. There was no reduction of goodwill relating to impairments.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $11.0 billion and $12.2 billion as of December 31, 2014 and 2013, respectively, and accumulated amortization was $4.9 billion and $6.8 billion as of December 31, 2014 and 2013, respectively. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $134 million and $265 million at December 31, 2014 and 2013, respectively. In 2014, the acquisition of CFR Pharmaceuticals increased intangible assets by approximately $1.8 billion. Approximately $804 million of net intangible assets related to the developed markets branded generics pharmaceuticals businesses was reclassified to Non-current assets held for disposition due to the planned disposition of this business. Gross amortizable intangible assets, accumulated amortization and indefinite-lived intangible assets of $5.7 billion, $3.8 billion and $417 million, respectively, were transferred to AbbVie as part of the separation on January 1, 2013. In 2012, Abbott recorded an impairment charge of $69 million for certain research and development assets due to changes in the projected development and regulatory timelines for the projects. The charges relate to non-reportable segments. Discounted cash flow analysis was used to analyze fair value and the charges are included in research and development expenses.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2014 is approximately $696 million in 2015, $676 million in 2016, $657 million in 2017, $557 million in 2018 and $484 million in 2019. Amortizable intangible assets are amortized over 2 to 20 years (average 12 years).

Note 8 — Restructuring Plans

        In 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including nutritional and established pharmaceuticals businesses. Abbott recorded employee related severance and other charges of approximately $164 million in 2014. Approximately $20 million is recognized in Cost of products sold, $53 million is recognized in Research and development and approximately $91 million is recognized in Selling, general and administrative expense. Additional charges of approximately $39 million in 2014 were also recorded primarily for accelerated depreciation.

        The following summarizes the activity for these restructurings: (in millions)

Restructuring charges recorded in 2014	$164
Payments and other adjustments	(46)

Accrued balance at December 31, 2014	$118

        In 2014 and 2013, Abbott management approved plans to reduce costs and improve efficiencies across various functional areas as well as a plan to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In addition, in 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceutical and nutritionals businesses. Abbott recorded employee related severance charges of approximately $125 million in 2014, $78 million in 2013 and $167 million in 2012. Approximately $7 million in 2014, $14 million in 2013 and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

$48 million in 2012 are recognized in Cost of products sold, $6 million is recognized in Research and development in 2014, and approximately $112 million in 2014, $32 million in 2013 and $48 million in 2012 recognized as Selling, general and administrative expense. The remaining charges of $32 million in 2013 and $71 million in 2012 are related to Abbott's developed market established pharmaceutical business and are being recognized in the results of discontinued operations. Additional charges of approximately $4 million in 2013 and $22 million in 2012 were also recorded primarily for accelerated depreciation.

        The following summarizes the activity for these restructurings: (in millions)

Restructuring charges recorded in 2012	$167
Restructuring charges recorded in 2013	78
Payments and other adjustments	(97)

Accrued balance at December 31, 2013	148
Restructuring charges recorded in 2014	125
Payments and other adjustments	(138)

Accrued balance at December 31, 2014	$135

        In 2013 and prior years, Abbott management approved plans to realign its worldwide pharmaceutical and vascular manufacturing operations and selected domestic and international commercial and research and development operations in order to reduce costs. In 2013, Abbott recorded employee severance charges of approximately $11 million. In 2011, Abbott recorded charges reflecting the impairment of manufacturing facilities and other assets, employee severance and other related charges. Approximately $11 million in 2013 is classified as Cost of products sold. An additional $41 million and $110 million were recorded in 2013 and 2012, respectively, relating to these restructurings, primarily for accelerated depreciation.

        The following summarizes the activity for these restructurings: (in millions)

Accrued balance at December 31, 2011	$177
Payments, impairments and other adjustments	(48)

Accrued balance at December 31, 2012	129
Transfer of liability to AbbVie	(62)
Restructuring charges	11
Payments and other adjustments	(58)

Accrued balance at December 31, 2013	20
Payments and other adjustments	(2)

Accrued balance at December 31, 2014	$18

        In 2012 and 2010, Abbott management approved restructuring plans primarily related to the acquisition of Solvay's pharmaceuticals business. These plans streamline operations, improve efficiencies and reduce costs in certain Solvay sites and functions as well as in certain Abbott and Solvay commercial organizations in various countries. In 2012, Abbott recorded a charge of approximately $150 million for employee severance and contractual obligations, primarily related to the exit from a research and development facility. These charges are related to businesses transferred to AbbVie and are being recognized in the results of discontinued operations. The accrued restructuring reserves of $115 million at

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

December 31, 2012 related to these actions were transferred to AbbVie on January 1, 2013 as part of the separation. As such, there are no remaining accruals being reported in Abbott's balance sheet as of December 31, 2013.

        In 2011 and 2008, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs, and improve efficiencies in Abbott's core diagnostic business and recorded charges for severance and other related costs. In addition, charges of approximately $16 million were recorded in 2012, primarily for accelerated depreciation and product transfer costs.

        The following summarizes the activity for these restructurings: (in millions)

Accrued balance at December 31, 2011	$79
Payments and other adjustments	(23)

Accrued balance at December 31, 2012	56
Payments and other adjustments	(15)

Accrued balance at December 31, 2013	41
Payments and other adjustments	(20)

Accrued balance at December 31, 2014	$21

Note 9 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2014, Abbott granted 3,905,076 stock options, 584,354 restricted stock awards and 5,434,799 restricted stock units under this program.

        The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the requisite service period. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

        In connection with the separation of AbbVie on January 1, 2013, Abbott modified its outstanding equity awards granted under incentive stock programs for its employees. The awards were generally modified such that immediately following the separation; the awardees held the same number of awards in Abbott stock and an equal number of awards in AbbVie stock. The exercise price on outstanding Abbott options was adjusted and the exercise price on the AbbVie options granted under this modification was established with the intention of generally preserving the value of the awards immediately prior to the separation. This modification did not result in additional compensation expense.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program (Continued)

        At December 31, 2014, approximately 110 million shares were reserved for future grants.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2014 and December 31, 2013 was 12,671,328 and $35.48 and 14,385,221 and $30.13, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2014 were 6,235,730 and $39.20, 7,204,498 and $28.13 and 745,125 and $34.31, respectively. The fair market value of restricted stock awards and units vested in 2014, 2013 and 2012 was $281 million, $274 million and $385 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2013	42,757,340	$26.15	4.0	36,185,039	$25.02	3.1

Granted	3,905,076	39.20
Exercised	(9,645,856)	24.85
Lapsed	(219,860)	33.97

December 31, 2014	36,796,700	$27.83	4.1	29,276,499	$25.60	3.0

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2014 was $634 million and $570 million, respectively. The total intrinsic value of options exercised in 2014, 2013 and 2012 was $152 million, $120 million and $528 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2014 amounted to approximately $150 million, which is expected to be recognized over the next three years.

        Total non-cash stock compensation expense charged against income from continuing operations in 2014, 2013 and 2012 for share-based plans totaled approximately $239 million, $254 million and $278 million, respectively, and the tax benefit recognized was approximately $79 million, $82 million and $85 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2014, 2013 and 2012 was $6.39, $5.77, and $6.80, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.9%	1.1%	1.2%
Average life of options (years)	6.0	6.0	6.0
Volatility	20.0%	20.0%	21.0%
Dividend yield	2.2%	1.6%	3.6%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2014	2013
5.125% Notes, due 2019	$947	$947
4.125% Notes, due 2020	597	597
6.15% Notes, due 2037	547	547
6.0% Notes, due 2039	515	515
5.3% Notes, due 2040	694	694
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	108	88

Total, net of current maturities	3,408	3,388
Current maturities of long-term debt	55	9

Total carrying amount	$3,463	$3,397

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt. In 2012, Abbott redeemed $7.7 billion of its outstanding notes. Abbott incurred a cost of $1.35 billion to extinguish this debt, net of gains from the unwinding of interest rate swaps related to the debt. In 2012, AbbVie Inc., a wholly owned subsidiary of Abbott, issued $14.7 billion of long-term debt with maturities ranging from 3 to 30 years. The debt issued by AbbVie Inc. was guaranteed by Abbott with the guarantee expiring when AbbVie Inc. separated from Abbott on January 1, 2013.

        Principal payments required on long-term debt outstanding at December 31, 2014 are $55 million in 2015, $8 million in 2016, $11 million in 2017, $2 million in 2018, $1.0 billion in 2019 and $2.4 billion in 2020 and thereafter.

        At December 31, 2014, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A1 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019. Abbott's weighted-average interest rate on short-term borrowings was 0.2% at December 31, 2014 and 2013 and 0.4% at December 31, 2012.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, totaling $1.5 billion at December 31, 2014, and $137 million at December 31, 2013, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Contracts totaling $1.0 billion were transferred to AbbVie as part of the separation on January 1, 2013. Accumulated gains and losses as of December 31, 2014 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months. The amount of hedge ineffectiveness was not significant in 2014, 2013 and 2012.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2014, 2013 and 2012, Abbott held $14.1 billion, $13.8 billion and $18.2 billion, respectively, of such foreign currency forward exchange contracts. Contracts totaling $4.3 billion were transferred to AbbVie as part of the separation on January 1, 2013.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $445 million, $505 million and $615 million as of December 31, 2014, 2013 and 2012, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $1.5 billion at December 31, 2014 and December 31, 2013, and $9.5 billion at December 31, 2012, to manage its exposure to changes in the fair value of fixed-rate debt. $8.0 billion of the contracts outstanding at December 31, 2012 related to debt issued by AbbVie Inc. in the fourth quarter of 2012 and were transferred to AbbVie as part of the separation on January 1, 2013. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2014, 2013 and 2012 for these hedges.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $3 million, $22 million and $51 million at December 31, 2014, 2013 and 2012, respectively.

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
	2014	2013	Balance Sheet Caption	2014	2013	Balance Sheet Caption
			(in millions)
Interest rate swaps designated as fair value hedges	$101	$87	Deferred income taxes and other assets	$—	$—	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	107	14	Other prepaid expenses and receivables	—	—	Other accrued liabilities
Others not designated as hedges	150	70		130	75
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	445	505	Short-term borrowings

	$358	$171		$575	$580

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income and for certain other derivative financial instruments. The amount of hedge ineffectiveness was not significant in 2014, 2013 and 2012 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2014	2013	2012	2014	2013	2012	Income Statement Caption
	(in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$105	$35	$13	$11	$44	$113	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(60)	110	65	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	14	(98)	62	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	122	84	125	Net foreign exchange (gain) loss

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

	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term Investment Securities:
Equity securities	$212	$212	$93	$93
Other	17	17	26	24
Total Long-term Debt	(3,463)	(4,113)	(3,397)	(3,930)
Foreign Currency Forward Exchange Contracts:
Receivable position	263	263	84	84
(Payable) position	(135)	(135)	(75)	(75)
Interest Rate Hedge Contracts:
Receivable position	101	101	87	87

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2014:
Equity securities	$9	$9	$—	$—
Interest rate swap financial instruments	101	—	101	—
Foreign currency forward exchange contracts	263	—	263	—

Total Assets	$373	$9	$364	$—

Fair value of hedged long-term debt	$1,637	$—	$1,637	$—
Foreign currency forward exchange contracts	135	—	135	—
Contingent consideration related to business combinations	243	—	—	243

Total Liabilities	$2,015	$—	$1,772	$243

December 31, 2013:
Equity securities	$26	$26	$—	$—
Interest rate swap financial instruments	87	—	87	—
Foreign currency forward exchange contracts	84	—	84	—

Total Assets	$197	$26	$171	$—

Fair value of hedged long-term debt	$1,623	$—	$1,623	$—
Foreign currency forward exchange contracts	75	—	75	—
Contingent consideration related to business combinations	208	—	—	208

Total Liabilities	$1,906	$—	$1,698	$208

        The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

        The fair value of the contingent consideration was determined based on independent appraisals adjusted for the time value of money, exchange and other changes in fair value. The contingent consideration results from two acquisitions and the maximum amount due is $450 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals. The increase in contingent consideration during the current year is due to a recent acquisition partially offset by the payment of contingent consideration.

Note 12 — Litigation and Environmental Matters

        Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Litigation and Environmental Matters (Continued)

investigating potential contamination at a number of company-owned locations. Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a probable loss exposure. No individual site cleanup exposure is expected to exceed $4 million, and the aggregate cleanup exposure is not expected to exceed $15 million.

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $70 million to $85 million. The recorded accrual balance at December 31, 2014 for these proceedings and exposures was approximately $80 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2014	2013	2014	2013
Projected benefit obligations, January 1	$6,432	$11,322	$1,297	$1,889
Service cost — benefits earned during the year	269	303	33	43
Interest cost on projected benefit obligations	317	276	63	59
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	1,554	(650)	187	(156)
Benefits paid	(222)	(185)	(57)	(60)
Separation of AbbVie Inc.	—	(4,654)	—	(450)
Other, including foreign currency translation	(5)	20	(112)	(28)

Projected benefit obligations, December 31	$8,345	$6,432	$1,411	$1,297

Plan assets at fair value, January 1	$6,123	$7,949	$462	$417
Actual return on plans' assets	529	727	32	61
Company contributions	393	724	41	40
Benefits paid	(222)	(185)	(50)	(56)
Separation of AbbVie Inc.	—	(3,107)	—	—
Other, including foreign currency translation	(69)	15	—	—

Plan assets at fair value, December 31	$6,754	$6,123	$485	$462

Projected benefit obligations greater than plan assets, December 31	$(1,591)	$(309)	$(926)	$(835)

Long-term assets	$374	$685	$—	$—
Short-term liabilities	(15)	(11)	(1)	—
Long-term liabilities	(1,950)	(983)	(925)	(835)

Net liability	$(1,591)	$(309)	$(926)	$(835)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,187	$1,791	$509	$334
Prior service cost (credits)	1	20	(348)	(252)

Total	$3,188	$1,811	$161	$82

        In connection with separation of AbbVie on January 1, 2013, Abbott transferred to AbbVie Accumulated other comprehensive income (loss), net of income taxes, of approximately $1.4 billion. The projected benefit obligations for non-U.S. defined benefit plans was $2.5 billion and $2.0 billion at December 31, 2014 and 2013, respectively. The accumulated benefit obligations for all defined benefit plans were $7.3 billion and $5.5 billion at December 31, 2014 and 2013, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2014 and 2013, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2014	2013
Accumulated benefit obligation	$4,315	$408
Projected benefit obligation	5,133	505
Fair value of plan assets	3,170	—

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2014	2013	2012	2014	2013	2012
	(in millions)
Service cost — benefits earned during the year	$269	$303	$389	$33	$43	$61
Interest cost on projected benefit obligations	317	276	460	63	59	81
Expected return on plans' assets	(458)	(396)	(611)	(40)	(36)	(33)
Amortization of actuarial losses	103	169	244	16	34	34
Amortization of prior service cost (credits)	2	3	2	(39)	(35)	(42)

Total cost	233	355	484	33	65	101
Less: Discontinued operations	(1)	(3)	(209)	—	—	(48)

Net cost — continuing operations	$232	$352	$275	$33	$65	$53

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains and prior service credits of $1.6 billion for defined benefit plans and $57 million for medical and dental plans in 2014; net actuarial gains and prior service credits of $995 million for defined benefit plans and $201 million for medical and dental plans in 2013; and net actuarial losses of $1.2 billion for defined benefit plans and net actuarial losses of $134 million for medical and dental plans in 2012. The actuarial (loss) for 2012 related to the businesses transferred to AbbVie as part of the separation was $167 million; prior service costs were not significant.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2014 that is expected to be recognized in the net periodic benefit cost in 2015 is $191 million and nil of expense, respectively, for defined benefit pension plans and $33 million of expense and $49 million of income, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2014	2013	2012
Discount rate	3.9%	4.9%	4.3%
Expected aggregate average long-term change in compensation	4.3%	5.0%	5.3%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2014	2013	2012
Discount rate	4.9%	4.2%	5.0%
Expected return on plan assets	7.5%	7.8%	8.0%
Expected aggregate average long-term change in compensation	4.9%	5.0%	5.3%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2014	2013	2012
Health care cost trend rate assumed for the next year	8%	7%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2025	2019	2019

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rate represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2014, by $208 million/$(168) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $16 million/$(12) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2014:
Equities:
U.S. large cap (a)	$1,615	$757	$858	$—
U.S. mid cap (b)	433	142	291	—
International (c)	1,353	445	908	—
Fixed income securities:
U.S. government securities (d)	449	10	439	—
Corporate debt instruments (e)	573	130	443	—
Non-U.S. government securities (f)	697	286	411	—
Other (g)	130	35	95	—
Absolute return funds (h)	1,631	203	895	533
Commodities (i)	165	10	69	86
Other (j)	193	115	29	49

	$7,239	$2,133	$4,438	$668

December 31, 2013:
Equities:
U.S. large cap (a)	$1,618	$741	$877	$—
U.S. mid cap (b)	409	134	275	—
International (c)	1,319	608	711	—
Fixed income securities:
U.S. government securities (d)	453	61	392	—
Corporate debt instruments (e)	378	108	270	—
Non-U.S. government securities (f)	536	305	231	—
Other (g)	77	69	8	—
Absolute return funds (h)	1,474	197	791	486
Commodities (i)	170	6	97	67
Other (j)	151	149	—	2

	$6,585	$2,378	$3,652	$555

(a)
A mix of index funds that track the S&P 500 (50 percent in 2014 and 60 percent in 2013) and separate actively managed equity accounts that are benchmarked to the Russell 1000 (50 percent in 2014 and 40 percent in 2013).

(b)
A mix of index funds (70 percent in 2014 and 2013) and separate actively managed equity accounts (30 percent in 2014 and 2013) that track or are benchmarked to the S&P 400 midcap index.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

(c)
A mix of index funds (20 percent in 2014 and 0 percent in 2013) and separate actively managed pooled investment funds (80 percent in 2014 and 100 percent in 2013) that track or are benchmarked to the MSCI EAFE and MSCI emerging market indices.

(d)
A mix of index funds that track the Barclays U.S. Gov't Aggregate (65 percent in 2014 and 50 percent in 2013) and separate actively managed accounts (35 percent in 2014 and 50 percent in 2013) that are benchmarked to Barclays U.S. Long Gov't/Corp Index or the Barclays Global Aggregate.

(e)
A mix of index funds that track the Barclays U.S. Gov't Aggregate (15 percent in 2014 and 40 percent in 2013) and separate actively managed accounts (85 percent in 2014 and 60 percent in 2013) that are benchmarked to Barclays U.S. Long Gov't/Corp Index or the Barclays Global Aggregate.

(f)
Primarily United Kingdom, Japan, Netherlands and Irish government-issued bonds.

(g)
Primarily mortgage backed securities (40 percent in 2014 and 100 percent in 2013) and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor (60 percent in 2014 and 0 percent in 2013).

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

(j)
Primarily cash and cash equivalents (75 percent in 2014 and 100 percent in 2013) and investment in real estate funds (25 percent in 2014 and 0 percent in 2013).

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

The following table summarizes the change in the value of assets that are measured using significant unobservable inputs:

	2014	2013
	(in millions)
January 1	$555	$783
Transfers in (out of) from other categories	—	6
Separation of AbbVie Inc.	—	(165)
Actual return on plan assets:
Assets on hand at year end	25	29
Assets sold during the year	21	51
Purchases, sales and settlements, net	67	(149)

December 31	$668	$555

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

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $393 million in 2014 and $724 million in 2013 to defined pension plans. Abbott expects to contribute approximately $585 million to its pension plans in 2015, of which approximately $470 million relates to its main domestic pension plan.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2015	$212	$70
2016	225	71
2017	240	72
2018	259	73
2019	278	74
2020 to 2024	1,735	407

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $85 million in 2014, $86 million in 2013 and $150 million in 2012. The contribution amount in 2012 included amounts associated with the businesses transferred to AbbVie.

Note 14 — Taxes on Earnings from Continuing Operations

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        In 2014, taxes on earnings from continuing operations reflect the recognition of $440 million of tax expense associated with a one-time repatriation of 2014 non-U.S. earnings, partially offset by the favorable resolution of various tax positions and adjustments of tax uncertainties pertaining to prior years. Earnings from discontinued operations in 2014 include the recognition of $166 million of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations prior to the separation. In 2013, taxes on earnings from continuing operations reflect the recognition of $230 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years. Earnings from discontinued operations in 2013 include the recognition of $193 million of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations prior to the separation. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recognized a tax benefit in the tax provision related to continuing operations of approximately $103 million for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012. The $1.58 billion domestic loss before taxes in 2012 includes $1.29 billion of net loss on the early extinguishment of debt.

        U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $23.0 billion at December 31, 2014. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2011 are settled except for four items, and the income tax returns for years after 2011 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2014	2013	2012
Earnings (Loss) From Continuing Operations Before Taxes:
Domestic	$392	$496	$(1,581)
Foreign	2,126	1,545	1,361

Total	$2,518	$2,041	$(220)

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

(in millions)	2014	2013	2012
Taxes on Earnings (Losses) From Continuing Operations:
Current:
Domestic	$27	$4	$(44)
Foreign	468	482	819

Total current	495	486	775

Deferred:
Domestic	298	(308)	(572)
Foreign	4	(125)	(660)

Total deferred	302	(433)	(1,232)

Total	$797	$53	$(457)

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2014	2013	2012
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Impact of foreign operations	0.7	(18.5)	105.1
Resolution of certain tax positions pertaining to prior years	(4.2)	(11.3)	96.2
Effect of retroactive legislation	—	(5.0)	—
State taxes, net of federal benefit	(0.5)	2.1	(4.6)
All other, net	0.6	0.3	(24.0)

Effective tax rate on earnings from continuing operations	31.6%	2.6%	207.7%

        Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, Singapore, and the Netherlands. In 2014, this benefit was more than offset by the tax expense accrued as a result of Abbott's one-time repatriation of its current year foreign earnings.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2014	2013
Deferred tax assets:
Compensation and employee benefits	$1,239	$862
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,759	2,908
Trade receivable reserves	146	155
Inventory reserves	152	137
Deferred intercompany profit	330	274
State income taxes	178	196

Total deferred tax assets	4,804	4,532

Deferred tax liabilities:
Depreciation	(93)	(72)
Other, primarily the excess of book basis over tax basis of intangible assets	(2,491)	(1,774)

Total deferred tax liabilities	(2,584)	(1,846)

Total net deferred tax assets	$2,220	$2,686

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

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2014	2013
January 1	$1,965	$2,257
Increase due to current year tax positions	220	244
Increase due to prior year tax positions	153	152
Decrease due to prior year tax positions	(856)	(541)
Lapse of statute	—	(23)
Settlements	(79)	(124)

December 31	$1,403	$1,965

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.3 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $525 million to $635 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information

        Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. As a result of the separation of AbbVie, Abbott no longer has a Proprietary Pharmaceutical Products segment and this business has been removed from the 2012 historical information presented below. In July 2014, Abbott announced that it will sell its developed markets branded generics pharmaceuticals business to Mylan. This business was previously included in the Established Pharmaceutical Products segment. The segment information below, including prior period amounts, has been adjusted to reflect the classification of the developed markets branded generics pharmaceuticals business as part of discontinued operations in the Consolidated Statement of Earnings. Abbott's reportable segments are as follows:

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

        Abbott's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost. Remaining costs, if any, are not allocated to segments. In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment's assets. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2014	2013	2012	2014	2013	2012
Established Pharmaceuticals	$3,118	$2,862	$2,769	$624	$551	$531
Nutritionals	6,953	6,740	6,461	1,459	1,263	1,020
Diagnostics	4,721	4,545	4,292	1,079	1,008	825
Vascular	2,986	3,012	3,071	1,091	962	1,020

Total Reportable Segments	17,778	17,159	16,593	$4,253	$3,784	$3,396

Other	2,469	2,498	2,457

Total	$20,247	$19,657	$19,050

(a)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in 2014, 2013 and 2012.

	2014	2013	2012
	(in millions)
Total Reportable Segment Operating Earnings	$4,253	$3,784	$3,396
Corporate functions and benefit plans costs	(342)	(514)	(593)
Non-reportable segments	439	430	449
Net interest expense	(73)	(78)	(261)
Net loss on extinguishment of debt	(18)	—	(1,351)
Share-based compensation	(239)	(254)	(278)
Amortization of intangible assets	(555)	(588)	(595)
Other, net (b)	(947)	(739)	(987)

Earnings (Loss) from Continuing Operations before Taxes	$2,518	$2,041	$(220)

(b)
Other, net includes: charges for cost reduction initiatives of approximately $290 million in 2014, $350 million in 2013 and charges of $430 million in 2012.

	Depreciation (c)			Additions to Long-term Assets			Total Assets
(in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Established Pharmaceuticals	$72	$63	$135	$136	$128	$237	$2,244	$1,445	$1,382
Nutritionals	173	190	175	174	340	428	3,435	3,518	3,211
Diagnostics	314	368	295	349	394	349	2,964	3,312	3,286
Vascular	84	122	76	28	62	69	1,529	1,711	1,834

Total Reportable Segments	643	743	681	687	924	1,083	$10,172	$9,986	$9,713

Other	275	185	682	4,603	981	902

Total	$918	$928	$1,363	$5,290	$1,905	$1,985

(c)
Amounts in Other include depreciation related to discontinued operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	2014	2013	2012
	(in millions)
Total Reportable Segment Assets	$10,172	$9,986	$9,713
Cash, investments and restricted funds (d)	4,689	8,217	15,448
Current deferred income taxes (d)	1,705	2,528	2,986
Non-reportable segments	1,211	1,153	1,141
Goodwill and intangible assets (d)	16,265	15,507	24,362
All other (d) (e)	7,233	5,562	13,585

Total Assets	$41,275	$42,953	$67,235

(d)
In 2012, the reported amounts include assets associated with the businesses transferred to AbbVie as part of the separation.

(e)
Includes amounts related to developed markets established pharmaceuticals and animal health.

	Net Sales to External Customers (f)			Long-term Assets
	2014	2013	2012	2014	2013	2012 (g)
	(in millions)
United States	$6,123	$6,208	$6,242	$7,103	$7,884	$15,244
China	1,321	1,083	859	366	356	259
India	1,009	922	919	2,987	3,080	3,467
Germany	978	963	837	887	1,040	6,173
Japan	968	1,042	1,221	786	902	1,169
The Netherlands	788	960	1,107	569	560	532
Switzerland	707	792	693	2,067	1,117	1,214
Russia	536	525	485	159	30	37
Brazil	508	470	448	197	216	200
France	488	480	453	302	213	220
Canada	462	493	471	196	368	352
United Kingdom	447	395	396	1,301	1,380	1,345
Italy	436	457	412	83	100	222
Spain	310	276	283	281	326	314
All Other Countries	5,166	4,591	4,224	8,730	6,134	5,164

Consolidated	$20,247	$19,657	$19,050	$26,014	$23,706	$35,912

(f)
Sales by country are based on the country that sold the product.

(g)
Amounts reported in 2012 include assets associated with businesses transferred to AbbVie as part of the separation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Quarterly Results (Unaudited)

(in millions except per share data)

	2014	2013
First Quarter
Continuing Operations:
Net Sales	$4,755	$4,847
Gross Profit	2,354	2,479
Earnings from Continuing Operations	224	464
Basic Earnings per Common Share	0.15	0.29
Diluted Earnings per Common Share	0.14	0.29
Net Earnings	375	545
Basic Earnings Per Common Share (a)	0.24	0.35
Diluted Earnings Per Common Share (a)	0.24	0.34
Market Price Per Share-High	40.49	35.34
Market Price Per Share-Low	35.65	31.64
Second Quarter
Continuing Operations:
Net Sales	$5,057	$4,933
Gross Profit	2,636	2,429
Earnings from Continuing Operations	425	397
Basic Earnings per Common Share	0.28	0.25
Diluted Earnings per Common Share	0.28	0.25
Net Earnings	466	476
Basic Earnings Per Common Share (a)	0.30	0.30
Diluted Earnings Per Common Share (a)	0.30	0.30
Market Price Per Share-High	41.30	38.77
Market Price Per Share-Low	36.65	34.69
Third Quarter
Continuing Operations:
Net Sales	$5,079	$4,805
Gross Profit	2,628	2,417
Earnings from Continuing Operations	438	644
Basic Earnings per Common Share	0.29	0.41
Diluted Earnings per Common Share	0.29	0.41
Net Earnings	538	966
Basic Earnings Per Common Share (a)	0.36	0.62
Diluted Earnings Per Common Share (a)	0.36	0.61
Market Price Per Share-High	44.20	37.16
Market Price Per Share-Low	40.92	32.70
Fourth Quarter
Continuing Operations:
Net Sales	$5,356	$5,072
Gross Profit	2,856	2,551
Earnings from Continuing Operations	634	483
Basic Earnings per Common Share	0.42	0.31
Diluted Earnings per Common Share	0.41	0.31
Net Earnings	905	589
Basic Earnings Per Common Share (a)	0.59	0.38
Diluted Earnings Per Common Share (a)	0.59	0.37
Market Price Per Share-High	46.50	38.81
Market Price Per Share-Low	39.28	32.75

(a)
The sum of the four quarters of earnings per share for 2014 and 2013 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the September 2014 acquisition of the controlling interest in CFR Pharmaceuticals S.A. which accounted for approximately 10% of Abbott's total assets and 1% of Abbott's total net sales from continuing operations as of and for the year ended December 31, 2014. Based on our assessment, we believe that, as of December 31, 2014, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 88.

Miles D. White
Chairman of the Board and Chief Executive Officer

Thomas C. Freyman
Executive Vice President, Finance and Chief Financial Officer

Robert E. Funck
Vice President, Controller

February 27, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheet of Abbott Laboratories and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abbott Laboratories and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Abbott Laboratories and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired CFR Pharmaceuticals S.A. business, which is included in the 2014 consolidated financial statements of Abbott Laboratories and subsidiaries and constituted approximately 10% of consolidated total assets as of December 31, 2014 and 1% of consolidated net sales for the year then ended. Our audit of internal control over financial reporting of Abbott Laboratories and subsidiaries also did not include an evaluation of the internal control over financial reporting of CFR Pharmaceuticals S.A.

        In our opinion, Abbott Laboratories and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Abbott Laboratories and subsidiaries as of December 31, 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for the year ended December 31, 2014 of Abbott Laboratories and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheet of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2013, and the related consolidated statements of earnings, comprehensive income, shareholders' investment, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, the accompanying 2013 and 2012 financial statements have been retrospectively adjusted to reflect the developed markets branded generics pharmaceuticals and the animal health businesses as discontinued operations. In addition, as discussed in Note 2 to the consolidated financial statements, on January 1, 2013, the Company distributed all of the outstanding shares of AbbVie Inc., which encompasses the Company's research-based pharmaceuticals business, to the Company's shareholders.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014
(February 27, 2015 as to Note 3)

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 86 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 88 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2014, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2015 Abbott Laboratories Proxy Statement. The 2015 Proxy Statement will be filed on or about March 13, 2015. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 17 through 19 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2015 Proxy Statement under the headings "2014 Director Compensation," and "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 13, 2015.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

        The following table presents information as of December 31, 2014 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	36,796,700	$27.83	116,345,486
Equity compensation plans not approved by security holders	0	—	0
Total (1)	36,796,700	$27.83	116,345,486

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

(iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the AMO's 2004 Stock Incentive Plan, as amended and restated, and the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan. As of December 31, 2014, 686,420 options remained outstanding under the plans. These options have a weighted average purchase price of $42.19. No further awards will be granted under the plans.

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

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2015 Proxy Statement. The 2015 Proxy Statement will be filed on or about March 13, 2015.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2015 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Leadership Structure," "Director Selection," "Board Diversity," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 13, 2015.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2015 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2015 Proxy Statement will be filed on or about March 13, 2015.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 46 hereof, for a list of financial statements.

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
Date: February 27, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 27, 2015 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ THOMAS C. FREYMAN Thomas C. Freyman Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories
/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories	/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories

/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories	/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions		Balance at End of Year
2014	$312	$220	$(222)		$310
2013	406	163	(257	)(1)	312
2012	421	343	(358)		406

(1)
Includes $178 million transferred to AbbVie as part of the separation on January 1, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries as of and for the year ended December 31, 2014, and have issued our report thereon dated February 27, 2015 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the "Company") as of December 31, 2013, and for each of the two years in the period ended December 31, 2013, and have issued our reports thereon dated February 21, 2014 (February 27, 2015 as to Note 3), which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the retrospective adjustment to reflect the developed markets branded generics pharmaceuticals and the animal health businesses as discontinued operations and the distribution of the shares of AbbVie Inc. to the Company's shareholders; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15 for the years ended December 31, 2013 and 2012. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2014

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

2.3

*Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, between and among Abbott Laboratories, Mylan Inc., New Moon B.V. and Moon of PA Inc., filed as Exhibit 2.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

2.4

*Transaction Agreement, dated as of May 15, 2014, by and between Abbott Investments Luxembourg S.Á R.L. and Positron Limited, filed as Exhibit 2.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Certain schedules and exhibits have been omitted from these filings pursuant to Item 601(b)(2) of Regulation S-K. Abbott will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

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

10-K Exhibit Table Item No.
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
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	Abbott Laboratories Deferred Compensation Plan, as amended.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.4	Abbott Laboratories Supplemental Pension Plan, as amended and restated.**
10.5	The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated.**
10.6	1998 Abbott Laboratories Performance Incentive Plan, as amended.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated.**
10.10	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.11

*Form of Non-Employee Director Stock Option Agreement under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10-K Exhibit Table Item No.
10.12

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

10.14

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.15

*Form of Employee Stock Option Agreement for an Incentive Stock Option granted with a Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program on or after February 18, 2005, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.16

*Form of Employee Stock Option Agreement for an Incentive Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.17

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 17, 2006, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2006.**

10.18

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.19	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.20	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.21	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.22	*Form of Performance Restricted Stock Agreement, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.23	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.24	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.25	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10-K Exhibit Table Item No.
10.26	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.27	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.28	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.29	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.37 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.30	*Form of Restricted Stock Unit Agreement for foreign employees (ratably vested), filed as Exhibit 10.38 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.31	*Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based), filed as Exhibit 10.39 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.32	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based), filed as Exhibit 10.40 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.33	*Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based), filed as Exhibit 10.41 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.34	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based), filed as Exhibit 10.42 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.35	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.43 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.36	*Form of Restricted Stock Unit Agreement for executive officers (cliff vested), filed as Exhibit 10.44 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.37	*Form of Restricted Stock Unit Agreement for foreign employees (cliff vested), filed as Exhibit 10.45 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.38	*Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested), filed as Exhibit 10.46 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.39	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.40	*Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.41	*Form of Restricted Stock Unit Agreement for Participants in France, filed as Exhibit 10.49 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.42	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.50 to the 2013 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
10.43	*Form of Restricted Stock Agreement for executive officers (ratably vested), filed as Exhibit 10.51 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.44	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.52 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.45	*Form of Performance Restricted Stock Agreement for executive officers (annual performance based), filed as Exhibit 10.53 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.46	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.54 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.47	*Form of Performance Restricted Stock Agreement for executive officers (interim performance based), filed as Exhibit 10.55 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.48	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.56 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.49	*Form of Restricted Stock Agreement for executive officers (cliff vested), filed as Exhibit 10.57 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.50	*Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.51	*Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.52	*Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.53	*Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.54	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.64 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.55	*Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors, filed as Exhibit 10.65 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.56	*Form of UK Option Award Agreement, filed as Exhibit 10.66 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.57	*Form of UK Option Award Agreement for executive officers, filed as Exhibit 10.67 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.58

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.59

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2016.

10-K Exhibit Table Item No.
10.60

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
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Cash Flows; (iii) Consolidated Balance Sheet; (iv) Consolidated Statement of Shareholders' Investment; and (v) the notes to the consolidated financial statements.

        The 2015 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 13, 2015.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.