Form 10-Q
period 2015-03-31
ABBOTT LABORATORIES
filed 2015-05-06
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

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

As of March 31, 2015, Abbott Laboratories had 1,488,757,318 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2015	2014

Net sales	$4,897	$4,755

Cost of products sold, excluding amortization of intangible assets	2,081	2,274
Amortization of intangible assets	156	127
Research and development	313	369
Selling, general and administrative	1,737	1,620
Total operating cost and expenses	4,287	4,390

Operating earnings	610	365

Interest expense	37	36
Interest (income)	(21)	(16)
Net foreign exchange (gain) loss	(54)	1
Other (income) expense, net	(5)	3
Earnings from continuing operations before taxes	653	341
Taxes on earnings from continuing operations	124	117
Earnings from continuing operations	529	224

Earnings from discontinued operations, net of tax	26	151
Gain on sale of discontinued operations, net of tax	1,737	—
Net earnings from discontinued operations, net of tax	1,763	151

Net Earnings	$2,292	$375

Basic Earnings Per Common Share —
Continuing operations	$0.35	$0.14
Discontinued operations	1.17	0.10
Net earnings	$1.52	$0.24

Diluted Earnings Per Common Share —
Continuing operations	$0.35	$0.14
Discontinued operations	1.16	0.10
Net earnings	$1.51	$0.24

Cash Dividends Declared Per Common Share	$0.24	$0.22

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,504,995	1,532,810
Dilutive Common Stock Options	10,542	14,881
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,515,537	1,547,691

Outstanding Common Stock Options Having No Dilutive Effect	5,263	4,421

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2015	2014
Net earnings	$2,292	$375

Foreign currency translation (loss) gain adjustments	(911)	62
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $15 in 2015 and $8 in 2014	31	16
Unrealized gains on marketable equity securities, net of taxes of $88 in 2015 and nil in 2014	173	—
Net adjustments for derivative instruments designated as cash flow hedges, net of taxes of $7 in 2015 and nil in 2014	26	—
Other comprehensive (loss) income	(681)	78
Comprehensive Income	$1,611	$453

	March 31,	December 31,
	2015	2014
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(3,727)	$(2,924)
Net actuarial (losses) and prior service (cost) and credits	(2,179)	(2,229)
Cumulative unrealized gains on marketable equity securities	174	1
Cumulative gains on derivative instruments designated as cash flow hedges	125	99

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$3,226	$4,063
Short-term investments	6,623	397
Trade receivables, less allowances of $317 in 2015 and $310 in 2014	3,481	3,586
Inventories:
Finished products	1,780	1,807
Work in process	287	278
Materials	556	558
Total inventories	2,623	2,643
Prepaid expenses, deferred income taxes, and other receivables	3,859	3,680
Current assets held for disposition	173	892
Total Current Assets	19,985	15,261
Investments	244	229
Property and equipment, at cost	12,251	12,632
Less: accumulated depreciation and amortization	6,552	6,697
Net property and equipment	5,699	5,935
Intangible assets, net of amortization	5,979	6,198
Goodwill	9,855	10,067
Deferred income taxes and other assets	1,330	1,651
Non-current assets held for disposition	3	1,934
	$43,095	$41,275
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,921	$4,382
Trade accounts payable	1,012	1,064
Salaries, wages and commissions	649	776
Other accrued liabilities	3,380	2,943
Dividends payable	358	362
Income taxes payable	534	270
Current portion of long-term debt	51	55
Current liabilities held for disposition	301	680
Total Current Liabilities	9,206	10,532
Long-term debt	5,931	3,408
Post-employment obligations, deferred income taxes and other long-term liabilities	5,970	5,588
Non-current liabilities held for disposition	—	108
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2015: 1,698,124,396; 2014: 1,694,929,949	12,462	12,383
Common shares held in treasury, at cost - Shares: 2015: 209,367,078; 2014: 186,894,515	(9,721)	(8,678)
Earnings employed in the business	24,740	22,874
Accumulated other comprehensive income (loss)	(5,607)	(5,053)
Total Abbott Shareholders’ Investment	21,874	21,526
Noncontrolling Interests in Subsidiaries	114	113
Total Shareholders’ Investment	21,988	21,639
	$43,095	$41,275

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2015	2014
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,292	$375
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	215	224
Amortization of intangibles	156	174
Share-based compensation	148	119
Gain on sale of discontinued operations	(2,821)	—
Trade receivables	(90)	82
Inventories	(128)	(90)
Other, net	230	(548)
Net Cash From Operating Activities	2	336

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(235)	(255)
Proceeds from business disposition	230	—
Purchases of investment securities, net	(213)	(367)
Other	13	27
Net Cash (Used in) Investing Activities	(205)	(595)

Cash Flow From (Used in) Financing Activities:
Net (repayments of) proceeds from short-term debt and other	(1,471)	1,213
Proceeds from the issuance of long-term debt	2,485	—
Repayments of long-term debt	(10)	—
Purchases of common shares	(1,346)	(2,192)
Proceeds from stock options exercised, including income tax benefit	156	170
Dividends paid	(364)	(343)
Net Cash (Used in) Financing Activities	(550)	(1,152)

Effect of exchange rate changes on cash and cash equivalents	(84)	(4)

Net Decrease in Cash and Cash Equivalents	(837)	(1,415)
Cash and Cash Equivalents, Beginning of Year	4,063	3,475
Cash and Cash Equivalents, End of Period	$3,226	$2,060

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — Discontinued Operations

On February 27, 2015 Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan’s existing business and Abbott’s developed markets branded generics pharmaceuticals business.  Mylan N.V. is publicly traded.  Historically, this business was included in Abbott’s Established Pharmaceutical Products segment.  Abbott retained its branded generics pharmaceuticals business in emerging markets.  At the date of closing, the 110 million Mylan N.V. shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion.  The shareholder agreement with Mylan N.V. includes voting and other restrictions that prevent Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

At the close of this transaction, Abbott and Mylan entered into transition services agreements pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis.  Transition services may be provided for up to 2 years.  Charges by Abbott under these transition services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transition support does not constitute significant continuing involvement in Mylan’s operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination.  The cash flows associated with these transition service and manufacturing supply agreements are not expected to be significant and these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc.  Abbott received cash proceeds of $230 million and reported an after tax gain on the sale of approximately $131 million.

As a result of the disposition of the above businesses, the current and prior year operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of tax line in the Condensed Consolidated Statement of Earnings.  Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $164 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first quarter of 2015 and 2014 reflect the recognition of $13 million and $36 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The following table summarizes the components of discontinued operations:

	Three Months Ended March 31
(in millions)	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$256	$489
AbbVie	—	—
Total	$256	$489
Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$25	$82
AbbVie	—	—
Total	$25	$82
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$12	$(33)
AbbVie	(13)	(36)
Total	$(1)	$(69)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$13	$115
AbbVie	13	36
Total	$26	$151

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first quarter of 2015 resulted in the recognition of a pretax gain of $2.821 billion, tax expense of $1.084 billion and an after tax gain of $1.737 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.  The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.  The following is a summary of the assets and liabilities held for disposition:

(in millions)	March 31, 2015	December 31, 2014
Trade receivables, net	$91	$498
Total inventories	54	254
Prepaid expenses, deferred income taxes, and other receivables	28	140
Current assets held for disposition	173	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	1	55
Non-current assets held for disposition	3	1,934
Total assets held for disposition	$176	$2,826

Trade accounts payable	$286	$423
Salaries, wages, commissions and other accrued liabilities	15	257
Current liabilities held for disposition	301	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$301	$788

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2015 and 2014 were $526 million and $223 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2015 and 2014 were $2,281 million and $373 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2015 and 2014 includes the effects of contributions to defined benefit plans of $529 million and $312 million, respectively, and to the post-employment medical and dental benefit plans of $24 million in 2015 and $40 million in 2014. The first quarter of 2015 includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses and the first quarter of 2014 includes approximately $110 million of tax benefits from the resolution of various tax positions pertaining to prior years.

The components of short-term and long-term investments as of March 31, 2015 and December 31, 2014 are as follows:

Short-term Investments	March 31,	December 31,
(in millions)	2015	2014
Equity securities	$6,034	$—
Other, primarily bank time deposits and U.S. treasury bills	589	397
Total	$6,623	$397

Long-term Investments
(in millions)
Equity securities	$227	$212
Other	17	17
Total	$244	$229

The short-term investments in equity securities reflect the 110 million of ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business.

In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million of 2.00% Senior Notes due March 15, 2020; $750 million of 2.55% Senior Notes due March 15, 2022; and $1.0 billion of 2.95% Senior Notes due March 15, 2025.  Abbott also entered into interest rate swap contracts totaling $2.5 billion.  These contracts have the effect of changing Abbott’s obligation from a fixed interest rate to a variable interest rate obligation.

Note 4 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance at December 31, 2014 and 2013	$(2,924)	$(718)	$(2,229)	$(1,312)	$1	$13	$99	$5
Impact of business dispositions	108	—	19	—	—	—	—	—
Other comprehensive (loss) income before reclassifications	(911)	62	—	—	173	1	43	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	31	16	—	(1)	(17)	1
Net current period comprehensive (loss) income	(911)	62	31	16	173	—	26	—
Balance at March 31	$(3,727)	$(656)	$(2,179)	$(1,296)	$174	$13	$125	$5

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

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.60
Acquired net tangible assets	0.06
Deferred income taxes recorded at acquisition	(0.54)
Total preliminary allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $209 million, and other long-term assets of approximately $138 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $195 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm.  Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $410 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $110 million, and net deferred tax liabilities of approximately $35 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $170 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $5 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years.

In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones.  The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market.  The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangibles assets of approximately $325 million, non-deductible goodwill of approximately $175 million, net deferred tax liabilities of approximately $105 million, and contingent consideration of approximately $165 million.  The fair value of the contingent consideration was determined based on an independent appraisal.  Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

The preliminary allocations of fair value of the acquisitions of CFR Pharmaceuticals and Veropharm will be finalized when valuations are completed. Had the aggregate of the above acquisitions taken place on January 1, 2013, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.855 billion at March 31, 2015 and $10.067 billion at December 31, 2014, which excluded goodwill classified as held for disposition.  As part of the disposal of the developed markets branded generics pharmaceuticals business in the first quarter of 2015, $894 million of goodwill was included as part of the net assets sold. In the first quarter of 2015, foreign currency translation adjustments decreased goodwill by approximately $267 million, while purchase price allocation adjustments associated with recent acquisitions increased goodwill by approximately $55 million.  The amount of goodwill related to reportable segments at March 31, 2015 was $3.3 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $444 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.9 billion as of March 31, 2015 and December 31, 2014, and accumulated amortization was $5.0 billion as of March 31, 2015 and $4.9 billion as of December 31, 2014. The December 31, 2014 amounts exclude the intangibles that were classified as held for disposition.  $738 million of intangibles were included in the net assets transferred as part of the disposal of the developed markets branded generics pharmaceuticals business in the first quarter of 2015. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $134 million at March 31, 2015 and December 31, 2014. Abbott’s estimated annual amortization expense for intangible assets is approximately $680 million in 2015, $660 million in 2016, $650 million in 2017, $570 million in 2018 and $530 million in 2019. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Note 7 — Restructuring Plans

In 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including nutritional and established pharmaceuticals businesses. In the first quarter of 2015, additional charges of approximately $13 million were recorded primarily for accelerated depreciation. The following summarizes the activity for the first three months of 2015 related to these restructuring actions and the status of the related accrual as of March 31, 2015:

(in millions)
Accrued balance at December 31, 2014	$118
Payments and other adjustments	(15)
Accrued balance at March 31, 2015	$103

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first quarter of 2015, charges of approximately $8 million were recognized, of which approximately $1 million is recorded in Cost of products sold and approximately $7 million as Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first three months of 2015 related to these restructuring actions and the status of the related accrual as of March 31, 2015:

(in millions)
Accrued balance at December 31, 2014	$135
Restructuring charges recorded in 2015	8
Payments and other adjustments	(34)
Accrued balance at March 31, 2015	$109

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations and core diagnostics business in order to reduce costs. The following summarizes the activity for the first three months of 2015 related to these restructuring actions and the status of the related accrual as of March 31, 2015:

(in millions)
Accrued balance at December 31, 2014	$39
Payments and other adjustments	(6)
Accrued balance at March 31, 2015	$33

Note 8 — Incentive Stock Programs

In the first three months of 2015, Abbott granted 5,057,287 stock options, 634,362 restricted stock awards and 5,398,049 restricted stock units under its incentive stock programs.  At March 31, 2015, approximately 87 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2015 is as follows:

	Outstanding	Exercisable
Number of shares	38,316,478	28,926,890
Weighted average remaining life (years)	4.9	3.5
Weighted average exercise price	$30.66	$26.76
Aggregate intrinsic value (in millions)	$605	$567

The total unrecognized share-based compensation cost at March 31, 2015 amounted to approximately $288 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling $1.5 billion at March 31, 2015 and December 31, 2014 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2015 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2015 and 2014.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At March 31, 2015 and December 31, 2014, Abbott held $13.8 billion and $14.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $442 million and approximately $445 million as of March 31, 2015 and December 31, 2014, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at March 31, 2015 and $1.5 billion at December 31, 2014 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2015 or 2014 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2015 and December 31, 2014:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2015	Dec. 31, 2014	Balance Sheet Caption	March 31, 2015	Dec. 31, 2014	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$150	$101	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts:
Hedging instruments	120	107	Prepaid expenses, deferred income taxes, and other receivables	10	—	Other accrued liabilities
Others not designated as hedges	324	150	Prepaid expenses, deferred income taxes, and other receivables	107	130	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	442	445	Short-term borrowings
	$594	$358		$559	$575

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2015 and 2014 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2015 and 2014 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2015	2014	2015	2014	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$43	$2	$17	$3	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	3	(11)	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	49	11	Interest expense

Foreign currency forward exchange contracts not designated as a hedge	n/a	n/a	(16)	(13)	Net foreign exchange (gain) loss

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2015 and December 31, 2014 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$6,261	$6,261	$212	$212
Other	17	17	17	17
Total Long-term Debt	(5,982)	(6,749)	(3,463)	(4,113)
Foreign Currency Forward Exchange Contracts:
Receivable position	444	444	263	263
(Payable) position	(117)	(117)	(135)	(135)
Interest Rate Hedge Contracts:
Receivable position	150	150	101	101

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2015:
Equity securities	$6,043	$9	$6,034	$—
Interest rate swap derivative financial instruments	150	—	150	—
Foreign currency forward exchange contracts	444	—	444	—
Total Assets	$6,637	$9	$6,628	$—

Fair value of hedged long-term debt	$4,173	$—	$4,173	$—
Foreign currency forward exchange contracts	117	—	117	—
Contingent consideration related to business combinations	250	—	—	250
Total Liabilities	$4,540	$—	$4,290	$250

December 31, 2014:
Equity securities	$9	$9	$—	$—
Interest rate swap derivative financial instruments	101	—	101	—
Foreign currency forward exchange contracts	263	—	263	—
Total Assets	$373	$9	$364	$—

Fair value of hedged long-term debt	$1,637	$—	$1,637	$—
Foreign currency forward exchange contracts	135	—	135	—
Contingent consideration related to business combinations	243	—	—	243
Total Liabilities	$2,015	$—	$1,772	$243

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan equity securities was determined based on the value of the publicly-traded ordinary shares adjusted for the restrictions related to the resale of these shares. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $70 million to $85 million. The recorded accrual balance at March 31, 2015 for these proceedings and exposures was approximately $80 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Service cost - benefits earned during the period	$82	$66	$9	$9
Interest cost on projected benefit obligations	79	77	15	16
Expected return on plan assets	(129)	(113)	(10)	(10)
Net amortization of:
Actuarial loss, net	47	25	9	5
Prior service cost (credit)	—	1	(12)	(9)
Total cost	79	56	11	11
Less: Discontinued operations	1	4	—	—
Net cost — continuing operations	$78	$52	$11	$11

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2015 and 2014, $529 million and $312 million, respectively, were contributed to defined benefit plans and $24 million and $40 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2015 and 2014, taxes on earnings from continuing operations were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. Tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U. S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first quarter of 2015 also reflects the recognition of $13 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million. Earnings from discontinued operations, net of tax, in the first quarter of 2014 reflects the recognition of $107 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $102 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $525 million to $635 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2011 are settled except for two issues.

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

Vascular Products — Worldwide sales of coronary, endovascular, structural heart, vessel closure and other medical device products. For segment reporting purposes, the Vascular and Electrophysiology Products divisions are aggregated and reported as the Vascular Products segment.

Non-reportable segments include the Diabetes Care and Medical Optics segments.

On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan N.V.  This business was previously included in the Established Pharmaceutical Products segment for the first quarter of 2014; therefore, the 2014 segment information below has been adjusted to reflect the classification of the developed markets branded generics pharmaceuticals business as part of discontinued operations in the Condensed Consolidated Statement of Earnings.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2015	2014	2015	2014
Established Pharmaceutical Products	$897	$681	$167	$121
Nutritional Products	1,669	1,631	350	283
Diagnostic Products	1,093	1,117	276	222
Vascular Products	698	738	284	221
Total Reportable Segments	4,357	4,167	1,077	847
Other	540	588
Net Sales	$4,897	$4,755
Corporate functions and benefit plans costs			(117)	(58)
Non-reportable segments			55	66
Net interest expense			(16)	(20)
Share-based compensation (a)			(148)	(116)
Amortization of intangible assets			(156)	(127)
Other, net (b)			(42)	(251)
Earnings from continuing operations before taxes			$653	$341

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         The decrease from 2014 to 2015 primarily reflects lower charges for cost reduction initiatives.

Note 14 — Subsequent Event

In April 2015, Abbott sold 40.3 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  In the second quarter of 2015, Abbott will record a pretax gain of $206 million on $2.29 billion in net proceeds from the sale of these shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

In February 2015 Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  Abbott retained its branded generics pharmaceuticals business in emerging markets.  In February 2015 Abbott also completed the sale of its animal health business to Zoetis Inc. The results of these businesses prior to the date of sale have been excluded from continuing operations and are reported as part of discontinued operations in the Condensed Consolidated Statement of Earnings.

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	March 31, 2015	March 31, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$897	$681	31.8%	(11.2)%	43.0%
Nutritional Products	1,669	1,631	2.3	(4.0)	6.3
Diagnostic Products	1,093	1,117	(2.1)	(8.1)	6.0
Vascular Products	698	738	(5.4)	(7.5)	2.1
Total Reportable Segments	4,357	4,167	4.6	(6.9)	11.5
Other	540	588	(8.2)	(7.7)	(0.5)
Net Sales from Continuing Operations	$4,897	$4,755	3.0	(7.0)	10.0

Total U.S.	$1,502	$1,474	1.9	—	1.9

Total International	$3,395	$3,281	3.5	(10.1)	13.6

The net sales growth of 3% in 2015 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 10.1 percent and total sales by 7.0 percent. Excluding the unfavorable impact of foreign exchange and including the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm, total net sales increased 10.0 percent in 2015, driven by higher revenues in the Established Pharmaceutical, Nutritional and Diagnostic Products segments.  Double-digit growth in emerging market sales was a significant contributor to the 13.6 percent increase in total international sales excluding the impact of foreign exchange for the first quarter of 2015.

The table below provides detail by sales category for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2015	March 31, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$653	$496	31.8%	(13.0)%	44.8%
Other Emerging Markets	244	185	31.6	(6.4)	38.0

Nutritionals —
U.S. Pediatric Nutritionals	385	368	4.5	—	4.5
International Pediatric Nutritionals	577	545	6.0	(5.7)	11.7
U.S. Adult Nutritionals	300	321	(6.5)	—	(6.5)
International Adult Nutritionals	407	397	2.4	(8.4)	10.8

Diagnostics —
Immunochemistry	821	856	(4.1)	(9.0)	4.9

Vascular Products (1) —
Drug Eluting Stents (DES) and Bioresorbable Vascular Scaffold (BVS) products	332	368	(10.0)	(7.2)	(2.8)
Other Coronary products	133	145	(8.3)	(7.8)	(0.5)
Endovascular	125	121	3.0	(6.8)	9.8

(1) Other Coronary Products include primarily guidewires and balloon catheters.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, China, Brazil and Colombia, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 44.8 percent compared to the first quarter of 2014.  Excluding the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm and the effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceuticals increased in the low double digits.

Excluding the effect of foreign exchange, the 11.7 percent increase in International Pediatric Nutritional sales was primarily driven by double-digit growth in China and Latin America as a result of recently launched infant formula products and an increase in market share.  Excluding the effect of foreign exchange, the 10.8 percent increase in International Adult Nutritional sales reflects double-digit growth in Latin America and continued expansion of the adult nutrition category internationally.  The 6.5 percent decrease in U.S. Adult Nutritional sales reflects weakness in the retail and institutional categories due to the negative effects of increased competition and market dynamics.

In the Vascular Products segment, sales of DES products declined due primarily to continued pricing pressures.  The increase in the Endovascular business was driven by higher Supera and vessel closure sales.

The gross profit margin percentage was 54.3 percent for the first quarter 2015 compared to 49.5 percent for the first quarter 2014.  The increase primarily reflects the impact of gross margin initiatives across Abbott’s businesses and, in part, the comparison to an unusually low ratio experienced in the first quarter of 2014 due to the impact of unfavorable foreign exchange in the diagnostics, established pharmaceuticals and nutritional businesses.

Research and development expenses decreased by $56 million, or 15.0 percent, in the first quarter 2015 due primarily to the impact of higher restructuring costs recorded in the first quarter of 2014 than the first quarter of 2015. For the three months ended March 31, 2015, research and development expenditures totaled $58 million for the Vascular Products segment, $98 million for the Diagnostic Products segment, $34 million for the Established Pharmaceutical Products segment and $50 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter of 2015 increased 7.2 percent due primarily to the impact of the acquisition of CFR Pharmaceuticals in the third quarter of 2014 and Veropharm in the fourth quarter of 2014.

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

(in billions)
Acquired intangible assets, non-deductible	$1.80
Goodwill, non-deductible	1.60
Acquired net tangible assets	0.06
Deferred income taxes recorded at acquisition	(0.54)
Total preliminary allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $209 million, and other long-

term assets of approximately $138 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $195 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $800 million. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm.  Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $410 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $110 million, and net deferred tax liabilities of approximately $35 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $170 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $5 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years.

In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones.  The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market.  The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangibles assets of approximately $325 million, non-deductible goodwill of approximately $175 million, net deferred tax liabilities of approximately $105 million, and contingent consideration of approximately $165 million.  The fair value of the contingent consideration was determined based on an independent appraisal.  Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

The preliminary allocations of fair value of CFR Pharmaceuticals and Veropharm will be finalized when valuations are completed. Had the aggregate of the above acquisitions taken place on January 1, 2013, consolidated net sales and earnings would not have been significantly different from reported amounts.

Restructuring Plans

The results for the first three months of 2015 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $8 million in 2015 related to these initiatives. Approximately $1 million is recognized in Cost of products sold and approximately $7 million is recognized in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net decreased $4 million in the first quarter 2015 compared to 2014 due to higher interest income in the first quarter of 2015, due to a higher rate of return on short-term investments.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2015 and 2014, taxes on earnings from continuing operations were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years.  The change in the effective rate from 2014 to 2015 primarily reflects the impact of the repatriation of 2014 earnings generated outside the U.S. on the 2014 tax rate. Tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U.S. that were not designated as permanently reinvested overseas.  Earnings from discontinued operations, net of tax, in the first quarter of 2015 also reflects the recognition of $13 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million. Earnings from discontinued operations, net of tax, in the first quarter of 2014 reflects the recognition of $107 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $102 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $525 million to $635 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott’s federal income tax returns through 2011 are settled except for two issues.

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $164 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first quarter of 2015 and 2014 reflect the recognition of $13 million and $36 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Discontinued Operations

As a result of the disposition of Abbott’s developed markets branded generics pharmaceuticals and animal health businesses, the current and prior year operating, results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from discontinued operations, net of tax line in the Condensed Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations.

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended March 31
(in millions)	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$256	$489
AbbVie	—	—
Total	$256	$489
Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$25	$82
AbbVie	—	—
Total	$25	$82
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$12	$(33)
AbbVie	(13)	(36)
Total	$(1)	$(69)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$13	$115
AbbVie	13	36
Total	$26	$151

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first quarter of 2015 resulted in the recognition of a pretax gain of $2.821 billion, tax expense of $1.084 billion and an after tax gain of $1.737 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014.  Prior period balance sheets are not adjusted when a business is designated as being held for sale. The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.  The following is a summary of the assets and liabilities held for disposition:

(in millions)	March 31, 2015	December 31, 2014
Trade receivables, net	$91	$498
Total inventories	54	254
Prepaid expenses, deferred income taxes, and other receivables	28	140
Current assets held for disposition	173	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	1	55
Non-current assets held for disposition	3	1,934
Total assets held for disposition	$176	$2,826

Trade accounts payable	$286	$423
Salaries, wages, commissions and other accrued liabilities	15	257
Current liabilities held for disposition	301	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$301	$788

Liquidity and Capital Resources March 31, 2015 Compared with December 31, 2014

The reduction of cash and cash equivalents from $4.1 billion at December 31, 2014 to $3.2 billion at March 31, 2015 reflects share repurchases and dividends paid in the quarter.

Net cash from operating activities for the first three months of 2015 totaled $2 million. Other, net in Net cash from operating activities for the first three months of 2015 of $230 million reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. Other, net cash from operating activities also includes the contributions to defined benefit pension plans of $529 million in 2015, as well as approximately $55 million related to cost reduction and business disposal activities. Other, net in Net cash from operating activities for the first three months of 2014 of $(548) million reflects contributions to defined benefit pension plans of $312 million in 2014, as well as the non-cash impact in the first quarter of approximately $110 million of tax benefits from the resolution of various tax positions pertaining to prior years.  Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $10.8 billion at March 31, 2015 and $4.7 billion at December 31, 2014.  The $6.1 billion increase in working capital in 2015 primarily reflects the $6.0 billion of Mylan N.V. ordinary shares held by Abbott at March 31, 2015.  Abbott received the shares in the sale of Abbott’s developed markets branded generics pharmaceuticals business to Mylan in the first quarter of 2015.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 8% of total net trade receivables as of March 31, 2015 as compared to approximately 1% of total assets and 9% of total net receivables as of December 31, 2014.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first three months of 2015.

Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP.  In 2014 and in the first quarter of 2015, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars.  In the first quarter of 2015, Abbott continued to use the official rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela.  Abbott cannot predict whether there will be a devaluation of the Venezuelan bolivar or whether it will continue to be able to exchange bolivars at the 6.3 rate.  As of March 31, 2015, Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $345 million.  In the first quarter of 2015, revenue from operations in Venezuela represented approximately 3% of Abbott’s total net sales.

At March 31, 2015 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

Under a registration statement filed with the Securities and Exchange Commission in March 2015, Abbott issued $2.5 billion of long-term debt in the first quarter of 2015 that matures in 2020, 2022 and 2025 with fixed interest rates of 2.0 percent, 2.55 percent, and 2.95 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  Abbott also entered into interest rate swap contracts totaling $2.5 billion.  These contracts have the effect of changing Abbott’s obligation from a fixed interest rate to a variable interest rate obligation.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time, which was in addition to the $512 million unused portion of a previous program announced in June 2013. In the first three months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion. In the first three months of 2014, 54.6 million shares were purchased at a cost of $2.1 billion under the June 2013 authorization.

In the first quarter of 2015, Abbott declared a dividend of $0.24 per share on its common shares, which represents a 9% increase over the $0.22 per share dividend declared in the first quarter of 2014.

In April 2015, Abbott sold 40.3 million of the 110 million Mylan N.V. ordinary shares that it received in the sale of the developed markets branded generics pharmaceuticals business.  The sale of these shares generated cash proceeds of $2.29 billion and a pretax gain of $206 million to be recognized in the second quarter of 2015.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. Early adoption is not permitted. The standard becomes effective for Abbott in the first quarter of 2018 if the Financial Accounting Standards Board defers the effective date for one year as it has proposed. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2014 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2014 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2015, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	64,507	(1)	$44.730	—	$3,511,537,561	(2)
February 1, 2015 — February 28, 2015	17,166,191	(1)	$46.062	17,100,000	$2,723,837,671	(2)
March 1, 2015 — March 31, 2015	9,840,102	(1)	$46.997	9,836,795	$2,261,537,480	(2)
Total	27,070,800	(1)	$46.399	26,936,795	$2,261,537,480	(2)

(1)                     These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 64,507 in January, 66,191 in February, and 3,307 in March.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On June 14, 2013, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the “2013 Plan”).  On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time (the “2014 Plan”).  The 2014 Plan is in addition to the unused portion of the 2013 Plan of $512 million. The amount available for repurchase under the remaining portion of the 2013 plan has been fully utilized as part of the share repurchases in the first quarter of 2015.

Item 6.                                 Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Thomas C. Freyman
Thomas C. Freyman
Executive Vice President,
Finance and Chief Financial Officer

Date: May 6, 2015

EXHIBIT INDEX

Exhibit No.	Exhibit

4.1

Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Earnings; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.