Form 10-Q
period 2015-06-30
ABBOTT LABORATORIES
filed 2015-08-04
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, Abbott Laboratories had 1,490,441,465 common shares without par value outstanding.

Abbott Laboratories

Part I - Financial Information

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net sales	$5,170	$5,057	$10,067	$9,812

Cost of products sold, excluding amortization of intangible assets	2,218	2,288	4,299	4,562
Amortization of intangible assets	151	133	307	260
Research and development	345	310	658	679
Selling, general and administrative	1,727	1,649	3,464	3,269
Total operating cost and expenses	4,441	4,380	8,728	8,770

Operating earnings	729	677	1,339	1,042

Interest expense	44	36	81	72
Interest (income)	(27)	(19)	(48)	(35)
Net foreign exchange loss (gain)	5	—	(49)	1
Other (income) expense, net	(279)	2	(284)	5
Earnings from continuing operations before taxes	986	658	1,639	999
Taxes on earnings from continuing operations	200	233	324	350
Earnings from continuing operations	786	425	1,315	649

Earnings (loss) from discontinued operations, net of taxes	(1)	41	25	192
Gain (loss) on sale of discontinued operations, net of tax	(1)	—	1,736	—
Net earnings (loss) from discontinued operations, net of tax	(2)	41	1,761	192
Net Earnings	$784	$466	$3,076	$841

Basic Earnings Per Common Share —
Continuing operations	$0.52	$0.28	$0.87	$0.42
Discontinued operations	—	0.03	1.17	0.13
Net earnings	$0.52	$0.31	$2.04	$0.55

Diluted Earnings Per Common Share —
Continuing operations	$0.52	$0.28	$0.87	$0.42
Discontinued operations	—	0.02	1.16	0.13
Net earnings	$0.52	$0.30	$2.03	$0.55

Cash Dividends Declared Per Common Share	$0.24	$0.22	$0.48	$0.44

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,493,771	1,506,595	1,500,285	1,521,668
Dilutive Common Stock Options	10,444	10,451	10,676	10,605

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,504,215	1,517,046	1,510,961	1,532,273

Outstanding Common Stock Options Having No Dilutive Effect	658	544	658	544

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net Earnings	$784	$466	$3,076	$841
Foreign currency translation (loss) gain adjustments	84	(19)	(827)	43
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $10 and $25 in 2015 and $7 and $15 in 2014	22	12	53	28
Unrealized gains (losses) on marketable equity securities, net of taxes of $256 and $344 in 2015 and $(2) and $(2) in 2014	522	(4)	695	(4)
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $(6) and nil in 2015 and $(2) and $(2) in 2014	(25)	(7)	1	(7)
Other comprehensive income (loss)	603	(18)	(78)	60
Comprehensive Income	$1,387	$448	$2,998	$901

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:			June 30, 2015	December 31, 2014
Cumulative foreign currency translation (loss) adjustments			$(3,643)	$(2,924)
Net actuarial (losses) and prior service cost and credits			(2,157)	(2,229)
Cumulative unrealized gains on marketable equity securities			696	1
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other			100	99

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$4,048	$4,063
Short-term investments	7,129	397
Trade receivables, less allowances of $362 in 2015 and $310 in 2014	3,553	3,586
Inventories:
Finished products	1,869	1,807
Work in process	303	278
Materials	563	558
Total inventories	2,735	2,643
Prepaid expenses, deferred income taxes, and other receivables	3,573	3,680
Current assets held for disposition	93	892
Total Current Assets	21,131	15,261
Investments	243	229
Property and equipment, at cost	12,433	12,632
Less: accumulated depreciation and amortization	6,695	6,697
Net property and equipment	5,738	5,935
Intangible assets, net of amortization	5,785	6,198
Goodwill	9,896	10,067
Deferred income taxes and other assets	1,330	1,651
Non-current assets held for disposition	2	1,934
	$44,125	$41,275
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,867	$4,382
Trade accounts payable	1,000	1,064
Salaries, wages and commissions	759	776
Other accrued liabilities	3,288	2,943
Dividends payable	358	362
Income taxes payable	589	270
Current portion of long-term debt	32	55
Current liabilities held for disposition	292	680
Total Current Liabilities	9,185	10,532
Long-term debt	5,862	3,408
Post-employment obligations, deferred income taxes and other long-term liabilities	5,952	5,588
Non-current liabilities held for disposition	—	108
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2015: 1,699,703,688; 2014: 1,694,929,949	12,566	12,383
Common shares held in treasury, at cost - Shares: 2015: 209,262,223; 2014: 186,894,515	(9,716)	(8,678)
Earnings employed in the business	25,162	22,874
Accumulated other comprehensive income (loss)	(5,004)	(5,053)
Total Abbott Shareholders’ Investment	23,008	21,526
Noncontrolling Interests in Subsidiaries	118	113
Total Shareholders’ Investment	23,126	21,639
	$44,125	$41,275

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2015	2014
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,076	$841
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	416	463
Amortization of intangibles	307	335
Share-based compensation	205	168
Gain on sale of discontinued operations	(2,820)	—
Gain on sale of Mylan shares	(207)	—
Trade receivables	(125)	(76)
Inventories	(210)	(141)
Other, net	301	(354)
Net Cash From Operating Activities	943	1,236

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(451)	(513)
Proceeds from business disposition	230	—
Acquisitions of businesses and technologies, net of cash acquired	(4)	—
Proceeds from the sale of Mylan shares	2,290	—
(Purchases) Sales of other investment securities, net	(2,056)	1,119
Other	28	27
Net Cash From Investing Activities	37	633

Cash Flow From (Used in) Financing Activities:
Net (repayments of ) proceeds from issuance of short-term debt and other	(1,518)	872
Proceeds from the issuance of long-term debt	2,485	—
Repayments of long-term debt	(33)	—
Purchases of common shares	(1,347)	(2,193)
Proceeds from stock options exercised, including income tax benefit	213	226
Dividends paid	(724)	(676)
Net Cash (Used in) Financing Activities	(924)	(1,771)

Effect of exchange rate changes on cash and cash equivalents	(71)	(3)

Net Increase (Decrease) in Cash and Cash Equivalents	(15)	95
Cash and Cash Equivalents, Beginning of Year	4,063	3,475
Cash and Cash Equivalents, End of Period	$4,048	$3,570

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

At the close of this transaction, Abbott and Mylan entered into transition services agreements pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis.  Transition services may be provided for up to 2 years.  Charges by Abbott under these transition services agreements are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Condensed Consolidated Statement of Earnings.  This transition support does not constitute significant continuing involvement in Mylan’s operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination.  The cash flows associated with these transition service and manufacturing supply agreements are not expected to be significant and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

In April 2015, Abbott sold 40.3 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  In the second quarter of 2015, Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. The gain is recognized in the Other (income) expense line of the Condensed Consolidated Statement of Earnings. The proceeds from the sale were invested in short-term investments.

On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc.   Abbott received cash proceeds of $230 million and reported an after tax gain on the sale of approximately $130 million.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $210 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first six months of 2015 and 2014 reflect the recognition of $17 million and $42 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The following table summarizes the components of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$494	$256	$983
AbbVie	—	—	—	—
Total	$—	$494	$256	$983
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$79	$20	$161
AbbVie	—	—	—	—
Total	$(5)	$79	$20	$161
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$—	$44	$12	$11
AbbVie	(4)	(6)	(17)	(42)
Total	$(4)	$38	$(5)	$(31)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$35	$8	$150
AbbVie	4	6	17	42
Total	$(1)	$41	$25	$192

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first six months of 2015 resulted in the recognition of a pretax gain of $2.820 billion, tax expense of $1.084 billion and an after tax gain of $1.736 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.  The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.

The following is a summary of the assets and liabilities held for disposition:

(in millions)	June 30, 2015	December 31, 2014
Trade receivables, net	$39	$498
Total inventories	23	254
Prepaid expenses, deferred income taxes, and other receivables	31	140
Current assets held for disposition	93	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	—	55
Non-current assets held for disposition	2	1,934
Total assets held for disposition	$95	$2,826

Trade accounts payable	$279	$423
Salaries, wages, commissions and other accrued liabilities	13	257
Current liabilities held for disposition	292	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$292	$788

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2015 and 2014 were $783 million and $423 million, respectively and for the six months ended June 30, 2015 and 2014 were $1,309 million and $646 million, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2015 and 2014 were $780 million and $463 million, respectively, and for the six months ended June 30, 2015 and 2014 were $3,061 million and $837 million, respectively.

Other (income) expense, net in the second quarter of 2015 primarily relates to a $207 million gain on the sale of a portion of Abbott’s position in Mylan stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition.  In the second quarter of 2015, Abbott sold 40.3 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  Abbott received $2.29 billion in net proceeds from the sale of these shares.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 22% to approximately 14%.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2015 and 2014 includes the effects of contributions to defined benefit plans of $547 million and $330 million, respectively, and to the post-employment medical and dental benefit plans of $24 million and $40 million in the six month periods of 2015 and 2014, respectively. The first six months of 2015 also includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. The first six months of 2014 includes approximately $70 million of tax benefits, net of cash refunded by taxing authorities, resulting from the resolution of various tax positions pertaining to prior years.

The components of short-term and long-term investments as of June 30, 2015 and December 31, 2014 are as follows:

Short-term Investments	June 30,	December 31,
(in millions)	2015	2014
Equity securities	$4,672	$—
Other, primarily bank time deposits	2,457	397
Total	$7,129	$397

Long-term Investments
(in millions)
Equity securities	$226	$212
Other	17	17
Total	$243	$229

The short-term investments in equity securities reflect the market value as of June 30, 2015 of 69.7 million of ordinary shares of Mylan N.V.

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

Note 4 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance at March 31	$(3,727)	$(656)	$(2,179)	$(1,296)	$174	$13	$125	$5
Other comprehensive income (loss) before reclassifications	84	(19)	—	—	660	1	5	—
Amounts reclassified from accumulated other comprehensive income	—	—	22	12	(138)	(5)	(30)	(7)
Net current period comprehensive income	84	(19)	22	12	522	(4)	(25)	(7)
Balance at June 30	$(3,643)	$(675)	$(2,157)	$(1,284)	$696	$9	$100	$(2)

	Six Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance at December 31, 2014 and 2013	$(2,924)	$(718)	$(2,229)	$(1,312)	$1	$13	$99	$5
Impact of business dispositions	108	—	19	—	—	—	—	—
Other comprehensive income (loss) before reclassifications	(827)	43	—	—	833	2	48	(1)
Amounts reclassified from accumulated other comprehensive income	—	—	53	28	(138)	(6)	(47)	(6)
Net current period comprehensive income	(827)	43	53	28	695	(4)	1	(7)
Balance at June 30	$(3,643)	$(675)	$(2,157)	$(1,284)	$696	$9	$100	$(2)

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange loss (gain); gains on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit plan costs; see Note 11 for additional details.

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

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $209 million, and other long-term assets of approximately $138 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $200 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $750 million at current exchange rates. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million, excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm.  Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $115 million, and net deferred tax liabilities of approximately $25 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $165 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $10 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

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

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.896 billion at June 30, 2015 and $10.067 billion at December 31, 2014, which excluded goodwill classified as held for disposition.  As part of the disposal of the developed markets branded generics pharmaceuticals business in the first six months of 2015, $894 million of goodwill was included as part of the net assets sold. In the first six months of 2015, foreign currency translation adjustments decreased goodwill by approximately $235 million, while purchase price allocation adjustments associated with recent acquisitions increased goodwill by approximately $67 million.  The amount of goodwill related to reportable segments at June 30, 2015 was $3.3 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $443 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.8 billion as of June 30, 2015 and December 31, 2014, and accumulated amortization was $5.1 billion as of June 30, 2015 and $4.9 billion as of December 31, 2014. The December 31, 2014 amounts exclude the intangibles that were classified as held for disposition.  $738 million of intangibles were included in the net assets transferred as part of the disposal of the developed markets branded generics pharmaceuticals business in the first six months of 2015. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $134 million at June 30, 2015 and December 31, 2014. Abbott’s estimated annual amortization expense for intangible assets is approximately $680 million in 2015, $660 million in 2016, $650 million in 2017, $570 million in 2018 and $530 million in 2019. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Note 7 — Restructuring Plans

In 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including nutritional and established pharmaceuticals businesses. In the first six months of 2015, charges of approximately $19 million were recognized, of which approximately $1 million is recognized in Cost of products sold and approximately $18 million is recognized in Selling, general and administrative expense. Additional charges of approximately $25 million were recorded primarily for accelerated depreciation. The following summarizes the activity for the first six months of 2015 related to these restructuring actions and the status of the related accrual as of June 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$118
Restructuring charges recorded in 2015	19
Payments and other adjustments	(44)
Accrued balance at June 30, 2015	$93

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first six months of 2015, charges of approximately $25 million were recognized, of which approximately $9 million is recorded in Cost of products sold, approximately $2 million is recorded in Research and Development, and approximately $14 million is recorded in Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first six months of 2015 related to these restructuring actions and the status of the related accrual as of June 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$135
Restructuring charges recorded in 2015	25
Payments and other adjustments	(42)
Accrued balance at June 30, 2015	$118

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations and core diagnostics business in order to reduce costs. The following summarizes the activity for the first six months of 2015 related to these restructuring actions and the status of the related accrual as of June 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$39
Payments and other adjustments	(7)
Accrued balance at June 30, 2015	$32

Note 8 — Incentive Stock Programs

In the first six months of 2015, Abbott granted 5,518,363 stock options, 660,787 restricted stock awards and 5,774,560 restricted stock units under its incentive stock programs.  At June 30, 2015, approximately 86 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at June 30, 2015 is as follows:

	Outstanding	Exercisable
Number of shares	37,098,123	27,421,775
Weighted average remaining life (years)	4.9	3.4
Weighted average exercise price	$31.06	$26.83
Aggregate intrinsic value (in millions)	$669	$611

The total unrecognized share-based compensation cost at June 30, 2015 amounted to approximately $249 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling $1.6 billion at June 30, 2015 and $1.5 billion at December 31, 2014 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of June 30, 2015 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2015 and 2014.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At June 30, 2015 and December 31, 2014, Abbott held $14.1 billion of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $431 million and approximately $445 million as of June 30, 2015 and December 31, 2014, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at June 30, 2015 and $1.5 billion at December 31, 2014 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2015 or 2014 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2015 and December 31, 2014:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2015	Dec. 31, 2014	Balance Sheet Caption	June 30, 2015	Dec. 31, 2014	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$103	$101	Deferred income taxes and other assets	$17	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	87	107	Prepaid expenses, deferred income taxes, and other receivables	9	—	Other accrued liabilities
Others not designated as hedges	270	150	Prepaid expenses, deferred income taxes, and other receivables	66	130	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	431	445	Short-term borrowings
	$460	$358		$523	$575

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and six months ended June 30, 2015 and 2014.  The amount of hedge ineffectiveness was not significant in 2015 and 2014 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$5	$(3)	$48	$(1)	$30	$2	$47	$5	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(11)	(7)	(14)	(18)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(63)	8	(14)	19	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	(85)	(11)	(101)	(25)	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2015 and December 31, 2014 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$4,898	$4,898	$212	$212
Other	17	17	17	17
Total Long-term Debt	(5,894)	(6,323)	(3,463)	(4,113)
Foreign Currency Forward Exchange Contracts:
Receivable position	357	357	263	263
(Payable) position	(75)	(75)	(135)	(135)
Interest Rate Hedge Contracts:
Receivable position	103	103	101	101
Payable position	(17)	(17)	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2015:
Equity securities	$4,682	$10	$4,672	$—
Interest rate swap derivative financial instruments	103	—	103	—
Foreign currency forward exchange contracts	357	—	357	—
Total Assets	$5,142	$10	$5,132	$—

Fair value of hedged long-term debt	$4,104	$—	$4,104	$—
Foreign currency forward exchange contracts	75	—	75	—
Interest rate swap derivative financial instruments	17	—	17	—
Contingent consideration related to business combinations	169	—	—	169
Total Liabilities	$4,365	$—	$4,196	$169

December 31, 2014:
Equity securities	$9	$9	$—	$—
Interest rate swap derivative financial instruments	101	—	101	—
Foreign currency forward exchange contracts	263	—	263	—
Total Assets	$373	$9	$364	$—

Fair value of hedged long-term debt	$1,637	$—	$1,637	$—
Foreign currency forward exchange contracts	135	—	135	—
Contingent consideration related to business combinations	243	—	—	243
Total Liabilities	$2,015	$—	$1,772	$243

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan equity securities was determined based on the value of the publicly-traded ordinary shares adjusted for the restrictions related to the resale of these shares. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value primarily resulting from changes in regulatory timelines.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $55 million. The recorded accrual balance at June 30, 2015 for these proceedings and exposures was approximately $50 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
( in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost — benefits earned during the period	$68	$62	$150	$128	$6	$9	$15	$18
Interest cost on projected benefit obligations	77	75	156	152	11	16	25	32
Expected return on plan assets	(128)	(113)	(257)	(226)	(10)	(9)	(19)	(19)
Net amortization of:
Actuarial loss, net	42	24	89	49	1	4	10	9
Prior service cost (credit)	—	—	—	1	(12)	(9)	(24)	(18)
Total Cost	59	48	138	104	(4)	11	7	22
Less: Discontinued operations	—	4	1	8	—	—	—	—
Net cost - continuing operations	$59	$44	$137	$96	$(4)	$11	$7	$22

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2015 and 2014, $547 million and $330 million, respectively, were contributed to defined benefit plans and $24 million and $40 million were contributed to the post-employment medical and dental benefit plans in the first six months of 2015 and 2014, respectively.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2015, taxes on earnings from continuing operations include a tax cost of $69 million related to the disposal of shares of Mylan stock.  Taxes on earnings from continuing operations were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. Tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U. S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first six months of 2015 also reflects the recognition of $17 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $35 million. Taxes on earnings from continuing operations, in the first six months of 2014, reflect a tax cost of $7 million, primarily as a result of the resolution of various tax positions related to the branded generics pharmaceutical business.  Earnings from discontinued operations, net of tax, in the first six months of 2014 reflects the recognition of $109 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan N.V.  This business was previously included in the Established Pharmaceutical Products segment for the first six months of 2014; therefore, the 2014 segment information below has been adjusted to reflect the classification of the developed markets branded generics pharmaceuticals business as part of discontinued operations in the Condensed Consolidated Statement of Earnings.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Established Pharmaceutical Products	$977	$744	$1,874	$1,425	$172	$160	$339	$281
Nutritional Products	1,717	1,731	3,386	3,362	389	302	739	585
Diagnostic Products	1,177	1,189	2,270	2,306	304	279	580	501
Vascular Products	722	765	1,420	1,503	280	303	564	524
Total Reportable Segments	4,593	4,429	8,950	8,596	1,145	1,044	2,222	1,891
Other	577	628	1,117	1,216
Net Sales	$5,170	$5,057	$10,067	$9,812
Corporate functions and benefit plans costs					(104)	(103)	(221)	(161)
Non-reportable segments					62	106	117	172
Net interest expense					(17)	(17)	(33)	(37)
Share-based compensation (a)					(57)	(48)	(205)	(164)
Amortization of intangible assets					(151)	(133)	(307)	(260)
Other, net (b)					108	(191)	66	(442)
Consolidated Earnings from Continuing Operations Before Taxes					$986	$658	$1,639	$999

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net in 2015 includes a gain on the sale of a portion of Abbott’s position in Mylan stock and a decrease in the fair value of contingent consideration related to a business acquisition, which was partially offset by charges associated with cost reduction initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

The following table details sales by reportable segment for the three months and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$977	$744	31.3%	(14.7)%	46.0%
Nutritional Products	1,717	1,731	(0.8)	(4.7)	3.9
Diagnostic Products	1,177	1,189	(1.0)	(9.7)	8.7
Vascular Products	722	765	(5.6)	(8.8)	3.2
Total Reportable Segments	4,593	4,429	3.7	(8.4)	12.1
Other	577	628	(8.0)	(9.5)	1.5
Net Sales	$5,170	$5,057	2.2	(8.6)	10.8

Total U.S.	$1,592	$1,544	3.1	—	3.1

Total International	$3,578	$3,513	1.8	(12.4)	14.2

	Net Sales to External Customers
(in millions)	Six Months ended June 30, 2015	Six Months ended June 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,874	$1,425	31.5%	(13.0)%	44.5%
Nutritional Products	3,386	3,362	0.7	(4.3)	5.0
Diagnostic Products	2,270	2,306	(1.6)	(8.9)	7.3
Vascular Products	1,420	1,503	(5.5)	(8.1)	2.6
Total Reportable Segments	8,950	8,596	4.1	(7.7)	11.8
Other	1,117	1,216	(8.1)	(8.6)	0.5
Net Sales	$10,067	$9,812	2.6	(7.8)	10.4

Total U.S.	$3,094	$3,018	2.5	—	2.5

Total International	$6,973	$6,794	2.6	(11.3)	13.9

Net sales growth in the second quarter and first six months of 2015 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 12.4 percent and total sales by 8.6 percent in the second quarter. Excluding the unfavorable impact of foreign exchange and including the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm, total net sales increased 10.8 percent in the second quarter of 2015, driven by higher revenues across all four reportable segments.  Double-digit growth in emerging market sales was a significant contributor to the 14.2 percent increase in total international sales excluding the impact of foreign exchange for the second quarter of 2015.

The table below provides detail by sales category for the six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2015	June 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products sales —
Key Emerging Markets	$1,380	$1,062	29.9%	(14.0)%	43.9%
Other	494	363	36.1	(10.3)	46.4

Nutritionals —
U.S. Pediatric Nutritionals	786	761	3.2	—	3.2
International Pediatric Nutritionals	1,144	1,118	2.3	(6.1)	8.4
U.S. Adult Nutritionals	628	652	(3.8)	—	(3.8)
International Adult Nutritionals	828	831	(0.3)	(9.5)	9.2

Diagnostics —
Immunochemistry	1,723	1,774	(2.9)	(9.9)	7.0

Vascular Products (1) —
Coronary Devices	1,099	1,186	(7.4)	(8.8)	1.4
Endovascular	257	257	(0.2)	(7.2)	7.0

(1)         Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, China, Brazil and Colombia, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.   Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 43.9 percent compared to the first six months of 2014.  Excluding the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm and the effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceuticals increased in the low double digits driven by growth across multiple markets.

Excluding the effect of foreign exchange, the 8.4 percent increase in International Pediatric Nutritional sales was primarily driven by double-digit growth in China and several countries in Latin America as a result of recently launched infant formula products and an increase in market share, partially offset by market dynamics in certain Asian countries.  Excluding the effect of foreign exchange, the 9.2 percent increase in International Adult Nutritional sales reflects double-digit growth in Latin America and continued expansion of the adult nutrition category internationally.  The 3.8 percent decrease in U.S. Adult Nutritional sales reflects weakness in the retail and institutional categories due to the negative effects of increased competition and market dynamics.

Excluding the effect of foreign exchange, the 7.3 percent increase in total Diagnostics sales was primarily driven by sales growth in emerging markets and by share gains in the core laboratory markets in the U.S. and internationally.  In the Vascular Products segment, double digit growth in sales of Abbott’s MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by continued pricing pressures on DES products.  The increase in the Endovascular business was driven by higher Supera and vessel closure sales.

The gross profit margin percentage was 54.2 percent for the second quarter 2015 compared to 52.1 percent for the second quarter 2014.  The gross profit margin percentage was 54.2 percent for the first six months of 2015 compared to 50.9 percent for the first six months of 2014. The increase primarily reflects the impact of gross margin initiatives and, in part, the impact of foreign exchange, in the Diagnostics and Nutritional businesses.

Research and development expenses increased by $35 million, or 11.1 percent, in the second quarter 2015 due primarily to higher spending across various businesses and a milestone payment recorded in the second quarter of 2015, while research and development expenses decreased by $21 million, or 3.0 percent, in the first six months of 2015 due primarily to the impact of higher restructuring costs recorded in the first six months of 2014 than in the first six months of 2015.  For the six months ended June 30, 2015, research and development expenditures totaled $120 million for the Vascular Products segment, $211 million for the Diagnostic Products segment, $68 million for the Established Pharmaceutical Products segment and $103 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months of 2015 increased 4.8 percent and 6.0 percent, respectively, due primarily to the impact of the acquisition of CFR Pharmaceuticals in the third quarter of 2014 and Veropharm in the fourth quarter of 2014.

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

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $179 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $209 million, and other long-term assets of approximately $138 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $200 million and other noncurrent liabilities of approximately $15 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $750 million at current exchange rates. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million, excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a minority interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $115 million, and net deferred tax liabilities of approximately $25 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $165 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $10 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

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

Goodwill

At June 30, 2015, goodwill recorded as a result of business combinations totaled approximately $10 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  The income and market approaches are used to calculate the fair value of each reporting unit.  The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics reporting unit.  Goodwill related to the Medical Optics unit totals approximately $2 billion.  Abbott updated its impairment analysis as of June 30, 2015 for Medical Optics.  While the fair value of the Medical Optics business exceeds its carrying value by approximately 15%, various factors could develop and result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.  These factors include a lower than projected growth rate for the business, longer regulatory approval timelines for products currently under development, and the negative impact of foreign currency movements as well as an increase in the discount rate used in the quantitative assessment.

Restructuring Plans

The results for the first six months of 2015 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $44 million in 2015 related to these initiatives. Approximately $10 million is recognized in Cost of products sold, approximately $2 million is recognized in Research and Development, and approximately $32 million is recognized in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net of $17 million for the second quarter of 2015 was unchanged from the prior year as higher interest expense related to higher debt levels was offset by higher interest income. Interest expense (income), net of $33 million in the first six months of 2015 decreased compared to 2014 as higher interest expense in 2015, due to higher debt levels, was more than offset by higher interest income.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2015, taxes on earnings from continuing operations include a tax cost of $69 million related to the disposal of shares of Mylan stock.  Taxes on earnings from continuing operations were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. Tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U. S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first six months of 2015 also reflects the recognition of $17 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $35 million. Taxes on earnings from continuing operations, in the first six months of 2014, reflect a tax cost of $7 million, primarily as a result of the resolution of various tax positions related to the branded generics pharmaceutical business.  Earnings from discontinued operations, net of tax, in the first six months of 2014 reflects the recognition of $109 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $210 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first six months of 2015 and 2014 reflect the recognition of $17 million and $42 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Discontinued Operations

As a result of the disposition of Abbott’s developed markets branded generics pharmaceuticals and animal health businesses, the current and prior year operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from discontinued operations, net of tax line in the Condensed Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations. Earnings from discontinued operations in the first six months of 2015 and 2014 reflect the recognition of $17 million and $42 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$494	$256	$983
AbbVie	—	—	—	—
Total	$—	$494	$256	$983
Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$79	$20	$161
AbbVie	—	—	—	—
Total	$(5)	$79	$20	$161
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$—	$44	$12	$11
AbbVie	(4)	(6)	(17)	(42)
Total	$(4)	$38	$(5)	$(31)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$35	$8	$150
AbbVie	4	6	17	42
Total	$(1)	$41	$25	$192

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first quarter of 2015 resulted in the recognition of a pretax gain of $2.820 billion, tax expense of $1.084 billion and an after tax gain of $1.736 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses previously noted, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014.  The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.

The following is a summary of the assets and liabilities held for disposition:

(in millions)	June 30, 2015	December 31, 2014
Trade receivables, net	$39	$498
Total inventories	23	254
Prepaid expenses, deferred income taxes, and other receivables	31	140
Current assets held for disposition	93	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	—	55
Non-current assets held for disposition	2	1,934
Total assets held for disposition	$95	$2,826

Trade accounts payable	$279	$423
Salaries, wages, commissions and other accrued liabilities	13	257
Current liabilities held for disposition	292	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$292	$788

Liquidity and Capital Resources June 30, 2015 Compared with December 31, 2014

The $4.0 billion of cash and cash equivalents at June 30, 2015 was virtually unchanged from December 31, 2014 as the cash generated by operations, as well as, the issuance of additional debt was offset by the impact of share repurchases and dividends paid.

Net cash from operating activities for the first six months of 2015 totaled $943 million. Other, net in Net cash from operating activities for the first six months of 2015 of $301 million reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. Other, net cash from operating activities also includes the contributions to defined benefit pension plans of $547 million in 2015, as well as approximately $95 million related to cost reduction and business disposal activities. Other, net in Net cash from operating activities for the first six months of 2014 of $(354) million reflects contributions to defined benefit pension plans of $330 million in 2014, as well as the non-cash impact of approximately $70 million of tax benefits, net of cash refunds by tax authorities, from the resolution of various tax positions pertaining to prior years.  Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $11.9 billion at June 30, 2015 and $4.7 billion at December 31, 2014.  The $7.2 billion increase in working capital in 2015 primarily reflects the $4.7 billion of Mylan N.V. ordinary shares held by Abbott at June 30, 2015, as well as the proceeds from the sale of a portion of the shares received in the sale of Abbott’s developed markets branded generics pharmaceuticals business to Mylan.  In April 2015, Abbott sold 40.3 million of the 110 million Mylan N.V. ordinary shares, which generated cash proceeds of $2.29 billion that were invested in short-term investments.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 8% of total net trade receivables as of June 30, 2015 as compared to approximately 1% of total assets and 9% of total net receivables as of December 31, 2014.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries.  Revenue from operations in Greece represented less than 0.5% of Abbott’s total net sales in the first six months of 2015 and the first six months of 2014.  Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first six months of 2015.

Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. Generally Accepted Accounting Principles.  In 2014 and in the first six months of 2015, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars.  In the first six months of 2015, Abbott continued to use the official rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela.  Abbott cannot predict whether there will be a devaluation of the Venezuelan bolivar or whether it will continue to be able to exchange bolivars at the 6.3 rate.  As of June 30, 2015, Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $380 million.  In the first six months of 2015, revenue from operations in Venezuela represented approximately 2% of Abbott’s total net sales.

At June 30, 2015 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

Under a registration statement filed with the Securities and Exchange Commission in March 2015, Abbott issued $2.5 billion of long-term debt in the first six months of 2015 that matures in 2020, 2022 and 2025 with fixed interest rates of 2.0 percent, 2.55 percent, and 2.95 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  Abbott also entered into interest rate swap contracts totaling $2.5 billion.  These contracts have the effect of changing Abbott’s obligation from a fixed interest rate to a variable interest rate obligation.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time, which was in addition to the $512 million unused portion of a previous program announced in June 2013. In the first six months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion. In the first six months of 2014, 54.6 million shares were purchased at a cost of $2.1 billion under the June 2013 authorization.

In each of the first two quarters of 2015, Abbott declared a quarterly dividend of $0.24 per share on its common shares, which represents a 9% increase over the $0.22 per share quarterly dividend declared in each of the first two quarters of 2014.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

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

PART I.         FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The market value of the available-for-sale equity securities held by Abbott was approximately $4.682 billion as of June 30, 2015 and $9 million as of December 31, 2014. The increase is due primarily to the shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at June 30, 2015.  All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at June 30, 2015 by approximately $936 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

Item 4.           Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Brian B. Yoor, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting.  During the quarter ended June 30, 2015, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	32,025	(1)	$47.941	—	$2,261,537,480	(2)
May 1, 2015 – May 31, 2015	20,924	(1)	$48.648	—	$2,261,537,480	(2)
June 1, 2015 – June 30, 2015	31,983	(1)	$48.598	—	$2,261,537,480	(2)
Total	84,932	(1)	$48.362	—	$2,261,537,480	(2)

(1)       These shares include:

(i)    the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 12,650 in April, 1,549 in May, and 12,608 in June; and

(ii)   the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 19,375 in April, 19,375 in May, and 19,375 in June.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)      On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

Item 6.           Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Senior Vice President, Finance
and Chief Financial Officer

Date: August 4, 2015

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows and (v) the notes to the Condensed Consolidated Financial Statements.