Form 10-Q
period 2015-09-30
ABBOTT LABORATORIES
filed 2015-11-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, Abbott Laboratories had 1,491,719,891 common shares without par value outstanding.

Abbott Laboratories

Part I - Financial Information

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net sales	$5,150	$5,079	$15,217	$14,891

Cost of products sold, excluding amortization of intangible assets	2,242	2,319	6,541	6,881
Amortization of intangible assets	151	132	458	392
Research and development	378	305	1,036	984
Selling, general and administrative	1,666	1,595	5,130	4,864
Total operating cost and expenses	4,437	4,351	13,165	13,121

Operating earnings	713	728	2,052	1,770

Interest expense	41	35	122	107
Interest (income)	(25)	(18)	(73)	(53)
Net foreign exchange (gain) loss	(14)	(1)	(63)	—
Other (income) expense, net	(3)	(3)	(287)	2
Earnings from continuing operations before taxes	714	715	2,353	1,714
Taxes on earnings from continuing operations	118	277	442	627
Earnings from continuing operations	596	438	1,911	1,087

Earnings (loss) from discontinued operations, net of taxes	(32)	100	(7)	293
Gain (loss) on sale of discontinued operations, net of tax	16	—	1,752	—
Net earnings (loss) from discontinued operations, net of tax	(16)	100	1,745	293
Net Earnings	$580	$538	$3,656	$1,380

Basic Earnings (Loss) Per Common Share —
Continuing operations	$0.40	$0.29	$1.27	$0.71
Discontinued operations	(0.01)	0.07	1.16	0.19
Net earnings	$0.39	$0.36	$2.43	$0.90

Diluted Earnings (Loss) Per Common Share —
Continuing operations	$0.39	$0.29	$1.26	$0.71
Discontinued operations	(0.01)	0.07	1.15	0.19
Net earnings	$0.38	$0.36	$2.41	$0.90

Cash Dividends Declared Per Common Share	$0.24	$0.22	$0.72	$0.66

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,495,465	1,508,596	1,498,914	1,517,834
Dilutive Common Stock Options	9,702	11,184	10,230	10,798

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,505,167	1,519,780	1,509,144	1,528,632

Outstanding Common Stock Options Having No Dilutive Effect	717	535	658	535

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Net Earnings	$580	$538	$3,656	$1,380
Foreign currency translation (loss) gain adjustments	(645)	(1,096)	(1,472)	(1,053)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $14 and $39 in 2015 and $7 and $22 in 2014	26	16	79	44
Unrealized gains (losses) on marketable equity securities, net of tax expense (benefit) of $(240) and $104 in 2015 and $(5) and $(7) in 2014	(1,596)	(8)	(901)	(12)
Net adjustments for derivative instruments designated as cash flow hedges and other, net of taxes of $2 and $2 in 2015 and $14 and $12 in 2014	8	65	9	58
Other comprehensive income (loss)	(2,207)	(1,023)	(2,285)	(963)
Comprehensive Income (Loss)	$(1,627)	$(485)	$1,371	$417

	Sept. 30, 2015	Dec. 31, 2014
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,288)	$(2,924)
Net actuarial (losses) and prior service cost and credits	(2,131)	(2,229)
Cumulative unrealized gains (losses) on marketable equity securities	(900)	1
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	108	99

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$3,132	$4,063
Short-term investments	3,007	397
Trade receivables, less allowances of $358 in 2015 and $310 in 2014	3,460	3,586
Inventories:
Finished products	1,810	1,807
Work in process	289	278
Materials	534	558
Total inventories	2,633	2,643
Prepaid expenses, deferred income taxes, and other receivables	3,523	3,680
Current assets held for disposition	139	892
Total Current Assets	15,894	15,261
Investments	3,055	229
Property and equipment, at cost	12,528	12,632
Less: accumulated depreciation and amortization	6,731	6,697
Net property and equipment	5,797	5,935
Intangible assets, net of amortization	5,844	6,198
Goodwill	9,750	10,067
Deferred income taxes and other assets	1,383	1,651
Non-current assets held for disposition	2	1,934
	$41,725	$41,275
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,370	$4,382
Trade accounts payable	1,007	1,064
Salaries, wages and commissions	854	776
Other accrued liabilities	3,294	2,943
Dividends payable	359	362
Income taxes payable	483	270
Current portion of long-term debt	32	55
Current liabilities held for disposition	356	680
Total Current Liabilities	8,755	10,532
Long-term debt	5,953	3,408
Post-employment obligations, deferred income taxes and other long-term liabilities	5,798	5,588
Non-current liabilities held for disposition	—	108
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2015: 1,700,525,346; 2014: 1,694,929,949	12,641	12,383
Common shares held in treasury, at cost — Shares: 2015: 208,805,455; 2014: 186,894,515	(9,694)	(8,678)
Earnings employed in the business	25,375	22,874
Accumulated other comprehensive income (loss)	(7,211)	(5,053)
Total Abbott Shareholders’ Investment	21,111	21,526
Noncontrolling Interests in Subsidiaries	108	113
Total Shareholders’ Investment	21,219	21,639
	$41,725	$41,275

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2015	2014
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,656	$1,380
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	648	689
Amortization of intangibles	458	464
Share-based compensation	249	208
Gain on sale of discontinued operations	(2,837)	—
Gain on sale of Mylan N.V. shares	(207)	—
Trade receivables	(151)	(173)
Inventories	(213)	(203)
Other, net	535	72
Net Cash From Operating Activities	2,138	2,437

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(862)	(790)
Proceeds from business disposition	230	—
Acquisitions of businesses and technologies, net of cash acquired	(235)	(2,822)
Proceeds from the sale of Mylan N.V. shares	2,290	—
(Purchases) Sales of other investment securities, net	(2,626)	3,358
Other	43	62
Net Cash (Used In) Investing Activities	(1,160)	(192)

Cash Flow From (Used in) Financing Activities:
Net (repayments of ) proceeds from issuance of short-term debt and other	(2,019)	1,269
Proceeds from the issuance of long-term debt	2,485	—
Repayments of long-term debt	(36)	—
Contingent and other consideration payments related to business acquisitions	—	(400)
Purchases of common shares	(1,349)	(2,194)
Proceeds from stock options exercised, including income tax benefit	263	290
Dividends paid	(1,083)	(1,007)
Net Cash (Used in) Financing Activities	(1,739)	(2,042)

Effect of exchange rate changes on cash and cash equivalents	(170)	(65)

Net Increase (Decrease) in Cash and Cash Equivalents	(931)	138
Cash and Cash Equivalents, Beginning of Year	4,063	3,475
Cash and Cash Equivalents, End of Period	$3,132	$3,613

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

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

In April 2015, Abbott sold 40.3 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  In the first nine months of 2015, Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. The gain is recognized in the Other (income) expense line of the Condensed Consolidated Statement of Earnings. The proceeds from the sale were invested in short-term investments.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $216 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first nine months of 2015 and 2014 reflect the recognition of $10 million of tax expense and $37 million of tax benefit, respectively, primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The following table summarizes the components of discontinued operations:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2015	2014	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$544	$256	$1,527
AbbVie	—	—	—	—
Total	$—	$544	$256	$1,527
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(6)	$163	$14	$324
AbbVie	—	—	—	—
Total	$(6)	$163	$14	$324
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(1)	$58	$11	$68
AbbVie	27	5	10	(37)
Total	$26	$63	$21	$31
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$105	$3	$256
AbbVie	(27)	(5)	(10)	37
Total	$(32)	$100	$(7)	$293

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first nine months of 2015 resulted in the recognition of a pretax gain of $2.837 billion, tax expense of $1.085 billion and an after tax gain of $1.752 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.  The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.

The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2015	December 31, 2014
Trade receivables, net	$58	$498
Total inventories	48	254
Prepaid expenses, deferred income taxes, and other receivables	33	140
Current assets held for disposition	139	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	—	55
Non-current assets held for disposition	2	1,934
Total assets held for disposition	$141	$2,826

Trade accounts payable	$337	$423
Salaries, wages, commissions and other accrued liabilities	19	257
Current liabilities held for disposition	356	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$356	$788

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2015 and 2014 were $593 million and $437 million, respectively and for the nine months ended September 30, 2015 and 2014 were $1.902 billion and $1.083 billion, respectively.  Net earnings allocated to common shares for the three months ended September 30, 2015 and 2014 were $577 million and $536 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $3.638 billion and $1.373 billion, respectively.

Other (income) expense, net in the first nine months of 2015 primarily relates to a $207 million gain on the sale of a portion of Abbott’s position in Mylan N.V. stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition.  In the first nine months of 2015, Abbott sold 40.3 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  Abbott received $2.29 billion in net proceeds from the sale of these shares.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 22% to approximately 14%.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2015 and 2014 includes the effects of contributions to defined benefit plans of $551 million and $350 million, respectively, and to the post-employment medical and dental benefit plans of $24 million and $40 million in the nine month periods of 2015 and 2014, respectively. The first nine months of 2015 also includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. The first nine months of 2014 includes approximately $165 million of cash refunded by taxing authorities, resulting from the resolution of various tax positions pertaining to prior years; and the timing of cash taxes.

The components of short-term and long-term investments as of September 30, 2015 and December 31, 2014 are as follows:

Short-term Investments	September 30,	December 31,
(in millions)	2015	2014
Investments, primarily bank time deposits	$3,007	$397

Long-term Investments
(in millions)
Equity securities	$3,038	$212
Other	17	17
Total	$3,055	$229

The long-term investments in equity securities as of September 30, 2015 include 69.7 million of ordinary shares of Mylan N.V. with a market value of $2.808 billion.

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

Note 4 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance at June 30	$(3,643)	$(675)	$(2,157)	$(1,284)	$696	$9	$100	$(2)
Other comprehensive income (loss) before reclassifications	(645)	(1,096)	—	—	(1,596)	2	41	67
Amounts reclassified from accumulated other comprehensive income	—	—	26	16	—	(10)	(33)	(2)
Net current period comprehensive income	(645)	(1,096)	26	16	(1,596)	(8)	8	65
Balance at September 30	$(4,288)	$(1,771)	$(2,131)	$(1,268)	$(900)	$1	$108	$63

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Balance at December 31, 2014 and 2013	$(2,924)	$(718)	$(2,229)	$(1,312)	$1	$13	$99	$5
Impact of business dispositions	108	—	19	—	—	—	—	—
Other comprehensive income (loss) before reclassifications	(1,472)	(1,053)	—	—	(763)	4	89	66
Amounts reclassified from accumulated other comprehensive income	—	—	79	44	(138)	(16)	(80)	(8)
Net current period comprehensive income	(1,472)	(1,053)	79	44	(901)	(12)	9	58
Balance at September 30	$(4,288)	$(1,771)	$(2,131)	$(1,268)	$(900)	$1	$108	$63

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

Note 5 — Business Acquisitions

In September 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion.  The acquisition of CFR more than doubles Abbott’s branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets.  CFR’s financial results are included in Abbott’s financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. Abbott currently owns 99.9% of the outstanding ordinary shares of CFR.  The fair value of the non-controlling interest at the acquisition date was approximately $3 million.  The acquisition was funded with cash and cash equivalents and short-term investments.  The final allocation of the fair value of the acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$1.87
Goodwill, non-deductible	1.42
Acquired net tangible assets	0.03
Deferred income taxes recorded at acquisition	(0.40)
Total final allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (weighted average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $180 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $210 million, and other long-term assets of approximately $145 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $240 million and other noncurrent liabilities of approximately $14 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $750 million at current exchange rates. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million, excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm.  Including the assumption of approximately $90 million of debt and a non-controlling interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $105 million, non-deductible goodwill of approximately $110 million, and net deferred tax liabilities of approximately $25 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $165 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $10 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones.  The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market.  The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $325 million, non-deductible goodwill of approximately $105 million, net deferred tax liabilities of approximately $105 million, and contingent consideration of approximately $95 million.  The fair value of the contingent consideration was determined based on an independent appraisal.  Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. that Abbott did not already own for approximately $225 million in cash plus additional payments up to $135 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $240 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $155 million, net deferred tax liabilities of approximately $90 million, and contingent consideration of approximately $80 million.

The preliminary allocations of fair value will be finalized when valuations are completed.  Had the aggregate of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period for each acquisition, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.750 billion at September 30, 2015 and $10.067 billion at December 31, 2014, which excluded goodwill classified as held for disposition.  As part of the disposal of the developed markets branded generics pharmaceuticals business in the first nine months of 2015, $894 million of goodwill was included as part of the net assets sold. In the first nine months of 2015, foreign currency translation adjustments decreased goodwill by approximately $273 million, while purchase price allocation adjustments associated with recent acquisitions decreased goodwill by approximately $44 million.  The amount of goodwill related to reportable segments at September 30, 2015 was $3.0 billion for the Established Pharmaceutical Products segment,

$286 million for the Nutritional Products segment, $449 million for the Diagnostic Products segment, and $3.0 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.8 billion as of September 30, 2015 and $11.0 billion as of December 31, 2014, and accumulated amortization was $5.3 billion as of September 30, 2015 and $4.9 billion as of December 31, 2014. The December 31, 2014 amounts exclude the intangibles that were classified as held for disposition. Intangibles of $738 million were included in the net assets transferred as part of the disposal of the developed markets branded generics pharmaceuticals business in the first nine months of 2015. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, was approximately $377 million at September 30, 2015 and $134 million at December 31, 2014. Abbott’s estimated annual amortization expense for intangible assets is approximately $680 million in 2015, $660 million in 2016, $650 million in 2017, $570 million in 2018 and $530 million in 2019. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Note 7 — Restructuring Plans

In 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first nine months of 2015, charges of approximately $80 million were recognized, of which approximately $25 million is recorded in Cost of products sold, approximately $38 million is recorded in Research and Development and approximately $17 million is recorded in Selling, general and administrative expense. Additional charges of approximately $34 million were recorded primarily for accelerated depreciation. The following summarizes the activity for the first nine months of 2015 related to these restructuring actions and the status of the related accrual as of September 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$118
Restructuring charges recorded in 2015	80
Payments and other adjustments	(78)
Accrued balance at September 30, 2015	$120

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first nine months of 2015, charges of approximately $38 million were recognized, of which approximately $9 million is recorded in Cost of products sold, approximately $2 million is recorded in Research and Development, and approximately $27 million is recorded in Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first nine months of 2015 related to these restructuring actions and the status of the related accrual as of September 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$135
Restructuring charges recorded in 2015	38
Payments and other adjustments	(64)
Accrued balance at September 30, 2015	$109

In 2013 and prior years, Abbott management approved plans to realign its vascular manufacturing operations and core diagnostics business in order to reduce costs. The following summarizes the activity for the first nine months of 2015 related to these restructuring actions and the status of the related accrual as of September 30, 2015:

(in millions)
Accrued balance at December 31, 2014	$39
Payments and other adjustments	(9)
Accrued balance at September 30, 2015	$30

Note 8 — Incentive Stock Programs

In the first nine months of 2015, Abbott granted 5,577,553 stock options, 662,553 restricted stock awards and 5,864,895 restricted stock units under its incentive stock programs.  At September 30, 2015, approximately 87 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at September 30, 2015 is as follows:

	Outstanding	Exercisable
Number of shares	36,258,229	26,691,599
Weighted average remaining life (years)	4.7	3.2
Weighted average exercise price	$31.23	$26.94
Aggregate intrinsic value (in millions)	$367	$357

The total unrecognized share-based compensation cost at September 30, 2015 amounted to approximately $209 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with notional amounts totaling $2.5 billion at September 30, 2015 and $1.5 billion at December 31, 2014 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of September 30, 2015 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2015 and 2014.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen.  At September 30, 2015 and December 31, 2014, Abbott held $13.2 billion and $14.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $442 million and approximately $445 million as of September 30, 2015 and December 31, 2014, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at September 30, 2015 and $1.5 billion at December 31, 2014 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  No hedge ineffectiveness was recorded in income in 2015 or 2014 for these hedges.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2015 and December 31, 2014:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	Sept. 30, 2015	Dec. 31, 2014	Balance Sheet Caption	Sept. 30, 2015	Dec. 31, 2014	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$172	$101	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	100	107	Prepaid expenses, deferred income taxes, and other receivables	20	—	Other accrued liabilities

Others not designated as hedges	107	150	Prepaid expenses, deferred income taxes, and other receivables	105	130	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	442	445	Short-term borrowings
	$379	$358		$567	$575

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and nine months ended September 30, 2015 and 2014.  The amount of hedge ineffectiveness was not significant in 2015 and 2014 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$41	$58	$89	$56	$33	$2	$80	$7	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(11)	38	3	20	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	85	(6)	71	13	Interest expense

Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	n/a	9	76	(92)	50	Net foreign exchange loss (gain)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2015 and December 31, 2014 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$3,038	$3,038	$212	$212
Other	17	17	17	17
Total Long-term Debt	(5,985)	(6,493)	(3,463)	(4,113)
Foreign Currency Forward Exchange Contracts:
Receivable position	207	207	263	263
(Payable) position	(125)	(125)	(135)	(135)
Interest Rate Hedge Contracts:
Receivable position	172	172	101	101

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2015:
Equity securities	$2,817	$2,817	$—	$—
Interest rate swap derivative financial instruments	172	—	172	—
Foreign currency forward exchange contracts	207	—	207	—
Total Assets	$3,196	$2,817	$379	$—

Fair value of hedged long-term debt	$4,196	$—	$4,196	$—
Foreign currency forward exchange contracts	125	—	125	—
Contingent consideration related to business combinations	180	—	—	180
Total Liabilities	$4,501	$—	$4,321	$180

December 31, 2014:
Equity securities	$9	$9	$—	$—
Interest rate swap derivative financial instruments	101	—	101	—
Foreign currency forward exchange contracts	263	—	263	—
Total Assets	$373	$9	$364	$—

Fair value of hedged long-term debt	$1,637	$—	$1,637	$—
Foreign currency forward exchange contracts	135	—	135	—
Contingent consideration related to business combinations	243	—	—	243
Total Liabilities	$2,015	$—	$1,772	$243

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan N.V. equity securities was determined based on the value of the publicly-traded ordinary shares. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value primarily resulting from changes in regulatory timelines.

The following table summarizes the available-for-sale equity securities in an unrealized loss position:

(in millions)	September 30, 2015	December 31, 2014
Fair value of securities in an unrealized loss position	$2,812	$6
Unrealized gross losses	797	—

Available-for-sale securities are periodically assessed for other-than-temporary impairment losses.  Almost all of the unrealized losses relate to the holding of Mylan N.V. ordinary shares, which have been in an unrealized loss position for less than three months at September 30, 2015.  Factors considered in assessing other-than-temporary impairment losses include the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, Abbott’s intent and ability to retain the securities for a period of time sufficient to allow for recovery in fair value, overall market conditions, and industry and company specific factors.  Based on that evaluation and Abbott’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Abbott does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $50 million to $65 million. The recorded accrual balance at September 30, 2015 for these proceedings and exposures was approximately $60 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost — benefits earned during the period	$80	$61	$230	$184	$9	$9	$24	$27
Interest cost on projected benefit obligations	78	73	234	222	14	16	39	48
Expected return on plan assets	(128)	(109)	(385)	(330)	(10)	(10)	(29)	(29)
Net amortization of:
Actuarial loss, net	47	23	136	71	8	5	18	14
Prior service cost (credit)	—	1	—	2	(12)	(9)	(36)	(27)
Total Cost	77	49	215	149	9	11	16	33
Less: Discontinued operations	—	4	1	12	—	—	—	—
Net cost - continuing operations	$77	$45	$214	$137	$9	$11	$16	$33

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2015 and 2014, $551 million and $350 million, respectively, were contributed to defined benefit plans and $24 million and $40 million were contributed to the post-employment medical and dental benefit plans in the first nine months of 2015 and 2014, respectively.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock.  Taxes on earnings from continuing operations were not affected by any adjustments as a result of the resolution of various tax positions pertaining to prior years. Tax expense related to discontinued operations includes $667 million of tax expense on certain current-year funds earned outside the U.S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first nine months of 2015 also reflects the recognition of $10 million of net tax expense primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million. Taxes on earnings from continuing operations, in the first nine months of 2014, reflect a tax cost of $37 million, primarily as a result of the resolution of various tax positions related to the branded generics pharmaceutical business and the impact of changes in the Chilean tax rate.  Earnings from discontinued operations, net of tax, in the first nine months of 2014 reflects the recognition of $101 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan.  This business was previously included in the Established Pharmaceutical Products segment for the first nine months of 2014; therefore, the 2014 segment information below has been adjusted to reflect the classification of the developed markets branded generics pharmaceuticals business as part of discontinued operations in the Condensed Consolidated Statement of Earnings.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2015	2014	2015	2014	2015	2014	2015	2014
Established Pharmaceutical Products	$961	$771	$2,835	$2,196	$177	$160	$516	$441
Nutritional Products	1,789	1,787	5,175	5,149	459	369	1,198	954
Diagnostic Products	1,156	1,180	3,426	3,486	307	310	887	810
Vascular Products	672	730	2,092	2,232	239	280	803	804
Total Reportable Segments	4,578	4,468	13,528	13,063	1,182	1,119	3,404	3,009
Other	572	611	1,689	1,828
Net Sales	$5,150	$5,079	$15,217	$14,891
Corporate functions and benefit plans costs					(109)	(76)	(330)	(237)
Non-reportable segments					76	124	193	297
Net interest expense					(16)	(17)	(49)	(54)
Share-based compensation (a)					(43)	(39)	(248)	(203)
Amortization of intangible assets					(151)	(132)	(458)	(392)
Other, net (b)					(225)	(264)	(159)	(706)
Consolidated Earnings from Continuing Operations Before Taxes					$714	$715	$2,353	$1,714

(a)         Approximately 40 to 45 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the nine months ended September 30, 2015 includes a gain on the sale of a portion of Abbott’s position in Mylan N.V. stock and a decrease in the fair value of contingent consideration related to a business acquisition, which was partially offset by charges associated with cost reduction initiatives.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

The following table details sales by reportable segment for the three months and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	Three Months ended Sept. 30, 2015	Three Months ended Sept. 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$961	$771	24.6%	(18.0)%	42.6%
Nutritional Products	1,789	1,787	0.2	(6.3)	6.5
Diagnostic Products	1,156	1,180	(2.1)	(10.0)	7.9
Vascular Products	672	730	(7.8)	(8.3)	0.5
Total Reportable Segments	4,578	4,468	2.5	(9.6)	12.1
Other	572	611	(6.6)	(8.8)	2.2
Net Sales	$5,150	$5,079	1.4	(9.5)	10.9

Total U.S.	$1,574	$1,561	0.8	—	0.8

Total International	$3,576	$3,518	1.6	(13.8)	15.4

	Net Sales to External Customers
(in millions)	Nine Months ended Sept. 30, 2015	Nine Months ended Sept. 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,835	$2,196	29.1%	(14.8)%	43.9%
Nutritional Products	5,175	5,149	0.5	(5.0)	5.5
Diagnostic Products	3,426	3,486	(1.7)	(9.2)	7.5
Vascular Products	2,092	2,232	(6.3)	(8.3)	2.0
Total Reportable Segments	13,528	13,063	3.6	(8.4)	12.0
Other	1,689	1,828	(7.6)	(8.7)	1.1
Net Sales	$15,217	$14,891	2.2	(8.4)	10.6

Total U.S.	$4,668	$4,582	1.9	—	1.9

Total International	$10,549	$10,309	2.3	(12.2)	14.5

Net sales growth in the third quarter and first nine months of 2015 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 13.8 percent and total sales by 9.5 percent in the third quarter. Excluding the unfavorable impact of foreign exchange and including the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm, total net sales increased 10.9 percent in the third quarter of 2015, driven by growth in the Established Pharmaceuticals, Diagnostics and Nutritional Products business segments.  Double-digit growth in emerging market sales was a significant contributor to the 15.4 percent increase in total international sales excluding the impact of foreign exchange for the third quarter of 2015.

The table below provides detail by sales category for the nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	Sept. 30, 2015	Sept. 30, 2014	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products sales —
Key Emerging Markets	$2,078	$1,649	26.0%	(15.5)%	41.5%
Other	757	547	38.3	(12.7)	51.0

Nutritionals —
U.S. Pediatric Nutritionals	1,183	1,146	3.2	—	3.2
International Pediatric Nutritionals	1,753	1,701	3.1	(7.2)	10.3
U.S. Adult Nutritionals	960	1,001	(4.2)	—	(4.2)
International Adult Nutritionals	1,279	1,301	(1.7)	(10.5)	8.8

Diagnostics —
Immunochemistry	2,605	2,679	(2.8)	(10.4)	7.6

Vascular Products (1) —
Coronary Devices	1,626	1,753	(7.2)	(8.8)	1.6
Endovascular	388	391	(0.9)	(7.2)	6.3

(1)         Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, China, Brazil and Colombia, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.   Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 41.5 percent compared to the first nine months of 2014.  Excluding the impact of the 2014 acquisitions of CFR Pharmaceuticals and Veropharm and the effect of foreign exchange, sales in the Key Emerging Markets for Established Pharmaceuticals increased in the low double digits driven by growth across multiple markets.

Excluding the effect of foreign exchange, the 10.3 percent increase in International Pediatric Nutritional sales was primarily driven by double-digit growth in China and several countries in Latin America as a result of share gains and market growth, partially offset by market dynamics in certain Asian countries.  Excluding the effect of foreign exchange, the 8.8 percent increase in International Adult Nutritional sales reflects double-digit growth in Latin America and continued expansion of the adult nutrition category internationally.  The 4.2 percent decrease in U.S. Adult Nutritional sales reflects the effects of increased competition and market dynamics in the retail and institutional categories.

Excluding the effect of foreign exchange, the 7.5 percent increase in total Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally.  In the Vascular Products segment, double digit growth in sales of Abbott’s MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by continued pricing pressures on DES products.  The increase in the Endovascular business was driven by higher Supera and vessel closure sales.

The gross profit margin percentage was 53.5 percent for the third quarter 2015 compared to 51.7 percent for the third quarter 2014.  The gross profit margin percentage was 54.0 percent for the first nine months of 2015 compared to 51.2 percent for the first nine months of 2014. The increase primarily reflects the impact of gross margin improvement initiatives in the Diagnostics, Nutritional and Vascular businesses.

Research and development expenses increased by $73 million, or 23.7 percent, in the third quarter 2015 due primarily to higher spending across various businesses and the impact of higher restructuring costs recorded in the third quarter of 2015 than in the third quarter of 2014. Research and development expenses increased by $52 million, or 5.3 percent, in the first nine months of 2015 due primarily to the impact of higher spending across various businesses.  For the nine months ended September 30, 2015, research and development expenditures totaled $182 million for the Vascular Products segment, $325 million for the Diagnostic Products segment, $102 million for the Established Pharmaceutical Products segment and $155 million for the Nutritional Products segment.

Selling, general and administrative expenses for the third quarter and first nine months of 2015 increased 4.5 percent and 5.5 percent, respectively, due primarily to the impact of the acquisition of CFR Pharmaceuticals in the third quarter of 2014 and Veropharm in the fourth quarter of 2014.

Business Acquisitions

In September 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion.  The acquisition of CFR more than doubles Abbott’s branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets.  CFR’s financial results are included in Abbott’s financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. Abbott currently owns 99.9% of the outstanding ordinary shares of CFR.  The fair value of the non-controlling interest at the acquisition date was approximately $3 million.  The acquisition was funded with cash and cash equivalents and short-term investments.  The final allocation of the fair value of the acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$1.87
Goodwill, non-deductible	1.42
Acquired net tangible assets	0.03
Deferred income taxes recorded at acquisition	(0.40)
Total final allocation of fair value	$2.92

Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years).  The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Established Pharmaceutical Products segment.  The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $180 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $210 million, and other long-term assets of approximately $145 million.  Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $240 million and other noncurrent liabilities of approximately $14 million.

Annualized net sales for CFR Pharmaceuticals are expected to total approximately $750 million at current exchange rates. Had the acquisition of CFR Pharmaceuticals taken place on January 1, 2013, the consolidated net sales and earnings of Abbott would not have been significantly different from the reported amounts.

In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million, excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott’s current pharmaceutical therapeutic areas of focus.  Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a non-controlling interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million.  The preliminary allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $105 million, non-deductible goodwill of approximately $110 million, and net deferred tax liabilities of approximately $25 million.  Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment.  Additionally, Abbott acquired property, plant, and equipment of approximately $165 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $10 million.  Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones.  The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market.  The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $20 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangibles assets of approximately $325 million, non-deductible goodwill of approximately $105 million, net deferred tax liabilities of approximately $105 million, and contingent consideration of approximately $95 million.  The fair value of the contingent consideration was determined based on an independent appraisal.  Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 16 years.

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. that Abbott did not already own for approximately $225 million in cash plus additional payments up to $135 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $240 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $155 million, net deferred tax liabilities of approximately $90 million, and contingent consideration of approximately $80 million.

The preliminary allocations of fair value will be finalized when valuations are completed. Had the aggregate of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period for each acquisition, consolidated net sales and earnings would not have been significantly different from reported amounts.

Goodwill

At September 30, 2015, goodwill recorded as a result of business combinations totaled approximately $9.8 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  The income and market approaches are used to calculate the fair value of each reporting unit.  The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics reporting unit.  Goodwill related to the Medical Optics unit totals approximately $2 billion.  While the fair value of the Medical Optics business exceeds its carrying value by approximately 15%, various factors could develop and result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment.  These factors include a lower than projected growth rate for the business, longer regulatory approval timelines for products currently under development, and the negative impact of foreign currency movements as well as an increase in the discount rate used in the quantitative assessment.

Restructuring Plans

The results for the first nine months of 2015 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $118 million in 2015 related to these initiatives. Approximately $34 million is recorded in Cost of products sold, approximately $40 million is recorded in Research and Development, and approximately $44 million is recorded in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net of $16 million for the third quarter of 2015 was virtually unchanged from the prior year as higher interest expense related to higher debt levels was offset by higher interest income. Interest expense (income), net of $49 million in the first nine months of 2015 decreased compared to 2014 as higher interest expense in 2015, due to higher debt levels, was more than offset by higher interest income.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock.  Taxes on earnings from continuing operations were not affected by any adjustments as a result of the resolution of various tax positions pertaining to prior years. Tax expense related to discontinued operations includes $667 million of tax expense on certain current-year funds earned outside the U.S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first nine months of 2015 also reflects the recognition of $10 million of net tax expense primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million. Taxes on earnings from continuing operations, in the first nine months of 2014, reflect a tax cost of $37 million, primarily as a result of the resolution of various tax positions related to the branded generics pharmaceutical business and the impact of changes in the Chilean tax rate.  Earnings from discontinued operations, net of tax, in the first nine months of 2014 reflects the recognition of $101 million of net tax benefits primarily as a result of the resolution of various tax positions related to the developed markets branded generics pharmaceuticals business, as well as AbbVie’s operations, for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $134 million.

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

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $216 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations in the first nine months of 2015 and 2014 reflect the recognition of $10 million of tax expense and $37 million of tax benefit, respectively, primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Discontinued Operations

As a result of the disposition of Abbott’s developed markets branded generics pharmaceuticals and animal health businesses, the current and prior year operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from discontinued operations, net of tax line in the Condensed Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott’s historical operations. Earnings from discontinued operations in the first nine months of 2015 and 2014 reflect the recognition of $10 million of tax expense and $37 million of tax benefit, respectively, primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2015	2014	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$544	$256	$1,527
AbbVie	—	—	—	—
Total	$—	$544	$256	$1,527
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(6)	$163	$14	$324
AbbVie	—	—	—	—
Total	$(6)	$163	$14	$324
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(1)	$58	$11	$68
AbbVie	27	5	10	(37)
Total	$26	$63	$21	$31
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$(5)	$105	$3	$256
AbbVie	(27)	(5)	(10)	37
Total	$(32)	$100	$(7)	$293

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first nine months of 2015 resulted in the recognition of a pretax gain of $2.837 billion, tax expense of $1.085 billion and an after tax gain of $1.752 billion.

The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses previously noted, as well as the AbbVie assets and liabilities are classified as held for disposition in the Condensed Consolidated Balance Sheet as of September 30, 2015 and December 31, 2014.  The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.

The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2015	December 31, 2014
Trade receivables, net	$58	$498
Total inventories	48	254
Prepaid expenses, deferred income taxes, and other receivables	33	140
Current assets held for disposition	139	892
Net property and equipment	2	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	—	55
Non-current assets held for disposition	2	1,934
Total assets held for disposition	$141	$2,826

Trade accounts payable	$337	$423
Salaries, wages, commissions and other accrued liabilities	19	257
Current liabilities held for disposition	356	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108
Total liabilities held for disposition	$356	$788

Liquidity and Capital Resources September 30, 2015 Compared with December 31, 2014

The $3.1 billion of cash and cash equivalents at September 30, 2015 was approximately $930 million lower than the balance at December 31, 2014 as the cash generated by operations, as well as the issuance of additional debt was used to fund share repurchases, dividends paid, an increase in the level of short-term investments, the repayment of short-term borrowings, as well as a business acquisition.

Net cash from operating activities for the first nine months of 2015 totaled $2.1 billion. Other, net in Net cash from operating activities for the first nine months of 2015 of $535 million reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. Other, net cash from operating activities also includes the contributions to defined benefit pension plans of $551 million in 2015, as well as approximately $150 million related to cost reduction and business disposal activities. Other, net in Net cash from operating activities for the first nine months of 2014 of $72 million includes approximately $165 million of cash refunds by tax authorities, from the resolution of various tax positions pertaining to prior years, and the timing of cash taxes offset by $350 million of contributions to defined benefit pension plans in 2014.  Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $7.1 billion at September 30, 2015 and $4.7 billion at December 31, 2014.  The $2.4 billion increase in working capital in 2015 primarily reflects the proceeds from the sale of a portion of the shares received in the sale of Abbott’s developed markets branded generics pharmaceuticals business to Mylan.  In April 2015, Abbott sold 40.3 million of the 110 million Mylan N.V. ordinary shares, which generated cash proceeds of $2.29 billion that were invested in short-term investments.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for approximately 1% of Abbott’s total assets and 8% of total net trade receivables as of September 30, 2015 as compared to approximately 1% of total assets and 9% of total net receivables as of December 31, 2014.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries.  Revenue from operations in Greece represented less than 0.5% of Abbott’s total net sales in the first nine months of 2015 and the first nine months of

2014.  Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first nine months of 2015.

Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. Generally Accepted Accounting Principles.  In 2014 and in the first nine months of 2015, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars.  In the first nine months of 2015, Abbott continued to use the official rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela.  Abbott cannot predict whether there will be a devaluation of the Venezuelan bolivar or whether it will continue to be able to exchange bolivars at the 6.3 rate.  As of September 30, 2015, Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $390 million.  In the first nine months of 2015, revenue from operations in Venezuela represented approximately 2% of Abbott’s total net sales.

At September 30, 2015 Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service.  Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

Under a registration statement filed with the Securities and Exchange Commission in March 2015, Abbott issued $2.5 billion of long-term debt in the first nine months of 2015 that matures in 2020, 2022 and 2025 with fixed interest rates of 2.0 percent, 2.55 percent, and 2.95 percent, respectively.  Proceeds from this debt were used to pay down short-term borrowings.  Abbott also entered into interest rate swap contracts totaling $2.5 billion.  These contracts have the effect of changing Abbott’s obligation from a fixed interest rate to a variable interest rate obligation.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time, which was in addition to the $512 million unused portion of a previous program announced in September 2013. In the first nine months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion. In the first nine months of 2014, 54.6 million shares were purchased at a cost of $2.1 billion under the September 2013 authorization.

In each of the first three quarters of 2015, Abbott declared a quarterly dividend of $0.24 per share on its common shares, which represents a 9% increase over the $0.22 per share quarterly dividend declared in each of the first three quarters of 2014.

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

PART I.         FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $2.8 billion as of September 30, 2015 and $9 million as of December 31, 2014. The increase is due primarily to the shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at September 30, 2015.  All available-for-sale equity securities are subject to potential changes in fair value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at September 30, 2015 by approximately $560 million.  Abbott monitors these investments for other than temporary declines in fair value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2015, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2015, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2014 Annual Report on Form 10-K, Abbott reported that Wyeth, Cordis Corporation, and Cordis LLC filed suit against Abbott in the United States District Court for the District of New Jersey alleging that the XIENCE V (and later the XIENCE Prime) stent systems infringe two patents relating to drug eluting stents, and that the court had stayed the litigation pending completion of inter partes reexamination of the two patents at issue by the United States Patent and Trademark Office.  In October 2015, the plaintiffs and Abbott entered into a global settlement and dismissed the lawsuit, as well as all related actions.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	20,094	(1)	$50.530	0	$2,261,537,480	(2)
August 1, 2015 – August 31, 2015	37,257	(1)	$50.418	0	$2,261,537,480	(2)
September 1, 2015 – September 30, 2015	20,069	(1)	$43.251	0	$2,261,537,480	(2)
Total	77,420	(1)	$48.589	0	$2,261,537,480	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 20,094 in July, 17,882 in August, and 694 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan – 0 in July, 19,375 in August, and 19,375 in September.

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

Date: November 5, 2015

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows and (v) the notes to the Condensed Consolidated Financial Statements.