Form 10-K
period 2015-12-31
ABBOTT LABORATORIES
filed 2016-02-19
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐            No ☒

The aggregate market value of the 1,453,594,026 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2015), was $71,342,394,796. Abbott has no non-voting common equity.

Number of common shares outstanding as of January 31, 2016: 1,473,241,861

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2016 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 18, 2016.

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

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business, which was previously included in the Established Pharmaceutical Products segment, to Mylan Inc. for 110 million shares of Mylan N.V., a newly formed entity that combined Mylan's existing business with Abbott's developed markets branded generics pharmaceuticals business. Abbott retained the branded generics pharmaceuticals business and products of its Established Pharmaceutical Products segment in emerging markets. In April 2015, Abbott sold 40,250,000 of its Mylan N.V. ordinary shares. Abbott currently owns 69,750,000 Mylan N.V. ordinary shares.

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc., a Delaware corporation (Alere), a global leader in point of care diagnostics. The acquisition is subject to the approval of Alere's shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. Under the terms of the agreement, Abbott will pay $56.00 per common share in cash at the completion of the transaction, and Alere's net debt will be assumed or refinanced by Abbott.

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

  •
  pain and central nervous system products, including Serc®, for the treatment of Ménière's disease and vestibular vertigo; Brufen®, for the treatment of pain, fever, and inflammation, and Sevedol®, for the treatment of severe migraines; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®); and Influvac®, an influenza vaccine.

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

Diagnostic Products

        These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to blood banks, hospitals, commercial laboratories, clinics, physicians' offices, government agencies, alternate care testing sites, and plasma protein therapeutic companies from Abbott owned distribution centers, public warehouses or third party distributors.

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay and clinical chemistry systems, including ARCHITECT® and ABBOTT PRISM®, with assays used for screening and/or diagnosis for cancer, cardiac, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, and therapeutic drug monitoring;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series;

  •
  the i-STAT® point-of-care diagnostic systems and cartridges for blood analysis;

  •
  m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples, and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG;

  •
  the Vysis® FISH product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit; the UroVysion® bladder cancer recurrence kit; and the Vysis ALK Break Apart FISH Probe Kit, an FDA-approved companion diagnostic to Pfizer's approved non-small-cell lung cancer therapy XALKORI®;

  •
  informatics and automation solutions for use in laboratories, including ACCELERATOR a3600®; and

  •
  IRIDICA®, an instrument used to rapidly identify a broad range of infection-causing pathogens, including bacteria, fungi, and viruses in critically ill patients.

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

Nutritional Products

        These products include a broad line of pediatric and adult nutritional products manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to consumers and to institutions, wholesalers, retailers, health care facilities, government agencies, and third-party distributors from Abbott-owned distribution centers or third-party distributors.

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac®Advance®, Similac® with Iron, Similac Sensitive®, Similac Sensitive® RS, Go&Grow by Similac™, Similac® NeoSure®, Similac® Organic, Similac Special Care®, Similac Total Comfort™, Similac® For Supplementation, Similac® with OptiGRO™, Isomil® Advance®, Isomil®, Alimentum®, Gain®, Grow®, Similac Qinti™, and Eleva™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Muscle Health, Ensure® (with Nutrivigor®), Ensure Complete®, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure Sidekicks®, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, and Nepro®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Similac®, Gain®, Grow®, Eleva™, PediaSure®, PediaSure Sidekicks®, Pedialyte®, Ensure®, Zone Perfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets.

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

Vascular Products

        These products include a broad line of coronary, endovascular, vessel closure, and structural heart devices for the treatment of vascular disease that are manufactured, marketed and sold worldwide. In the United States, these products are generally marketed and sold directly to hospitals from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Vascular Products segment are:

  •
  XIENCE Alpine®, XIENCE Xpedition®, XIENCE Prime®, XIENCE nano®, XIENCE V®, and XIENCE Pro® and XIENCE ProX, drug-eluting coronary stent systems developed on the Multi-Link Vision® platform;

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

Other Products

        The principal products in Abbott's other businesses include blood glucose, and flash glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand, and medical devices for the eye, including cataract surgery, LASIK surgery, contact lens care products, and dry eye products. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, private health care organizations, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood glucose monitoring systems, contact lens care products, and dry eye products are also marketed and sold to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

INFORMATION WITH RESPECT TO ABBOTT'S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

        Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott's operations from numerous suppliers in the United States and around the world. There have been no recent significant availability problems or supply shortages for raw materials or supplies.

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns and is licensed under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2016 to 2036, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole.

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

Research and Development

        Abbott spent approximately $1.4 billion in 2015, $1.3 billion in 2014, and $1.4 billion in 2013 on research to discover and develop new products and processes and to improve existing products and processes.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2015 were approximately $14 million and $36 million, respectively. Capital and operating expenditures for pollution control in 2016 are estimated to be $14 million and $38 million, respectively.

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

Employees

        Abbott employed approximately 74,000 people as of December 31, 2015.

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

        In the United States, the federal government regularly evaluates reimbursement for medical procedures in which medical devices and diagnostics may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Abbott and other companies that sell medical devices were obligated to pay an excise tax on sales of certain medical devices. Under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (together, the Affordable Care Act), this excise tax is suspended from January 2016 until January 2018. Medicare also implemented a competitive bidding system for durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act establishes a new payment system for clinical laboratory tests, which goes into effect in 2017.

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

        The regulation of data privacy and security, and the protection of the confidentiality of certain patient health information, is increasing. For example, the European Union continues to contemplate enacting stricter laws with enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the U.S. Food and Drug Administration has issued further guidance concerning data security for medical devices. Failure to comply with data privacy and security regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected health information will become more challenging as new laws and regulations are enacted, and with actions like the 2015 invalidation of the long-standing Safe Harbor mechanism for transfer of data from the European Union to the United States, Abbott expects there will be increasing complexity in this area.

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

        Abbott expects debate to continue at all government levels worldwide over the marketing, manufacture, availability, method of delivery, and payment for health care products and services, as well as data privacy and security. Abbott believes that future legislation and regulation in the markets it serves could affect access to health care products and services, increase rebates, reduce prices or reimbursements or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

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

        Both in the U.S. and internationally, government authorities may enact changes in regulatory requirements, legislative or administrative reforms to existing reimbursement programs, or make adverse decisions relating to our products' coverage or reimbursement, all of which could adversely impact the demand for and usage of our products or the prices that our customers are willing to pay for them.

        In the U.S., a number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 change access to health care products and services and establish new fees for the medical device industry. Future rulemaking could increase rebates, reduce prices or the rate of price increases for health care products and services, or require additional reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking.

        For additional information concerning health care regulation, see the discussion in "Regulation" under Item 1, "Business."

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

Abbott depends on sophisticated information technology systems and a cyber attack or other breach of these systems could have a material adverse effect on Abbott's results of operations.

        Similar to other large multi-national companies, the size and complexity of the information technology systems on which Abbott relies makes them vulnerable to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause data relating to customers or Abbott's proprietary information to be compromised.

        Abbott has invested in its systems and the protection of its data to reduce the risk of an invasion or interruption and monitors its systems on an ongoing basis for any current or potential threats. There can be no assurance that these measures and efforts will prevent future interruptions or breakdowns to any of the systems on which Abbott relies and that could have a significant effect on Abbott's business.

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

        Abbott received a private letter ruling from the Internal Revenue Service (IRS) to the effect that, among other things, the separation and the distribution of AbbVie qualifies as a transaction that is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code (the Code). In addition, Abbott received an opinion from outside tax counsel to the effect that the separation and distribution qualifies as a transaction that is described in Sections 355(a) and 368(a)(1)(D) of the Code. The ruling and the opinion rely on certain facts, assumptions, representations and undertakings from Abbott and AbbVie regarding the past and future conduct of the companies' respective businesses and other matters. If any of these facts, assumptions, representations or undertakings is incorrect or not satisfied, Abbott and its shareholders may not be able to rely on the ruling or the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the receipt by Abbott of the private letter ruling from the IRS and opinion of tax counsel, the IRS could determine on audit that the separation is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the share ownership of Abbott or AbbVie after the separation. If the separation is determined to be taxable for U.S. federal income tax purposes, Abbott and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.

Abbott holds a significant investment in Mylan N.V. and is subject to market risk.

        On February 27, 2015, Abbott completed the disposition of its developed markets branded generics pharmaceuticals business and, in exchange, received 110,000,000 Mylan N.V. ordinary shares. In April 2015, Abbott sold 40,250,000 of these Mylan N.V. ordinary shares. Abbott currently owns 69,750,000 Mylan N.V. ordinary shares. As long as Abbott holds the remaining shares, Abbott will have a substantial undiversified equity investment in Mylan N.V. and, therefore, will be subject to the risk of changes in the market value of those shares.

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

  •
  changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; global climate, extreme weather and natural disasters; widespread outbreaks of infectious diseases, the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups;

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

  •
  changes in credit markets or to Abbott's credit rating could impact Abbott's ability to obtain financing for its business operations or result in increased borrowing costs and interest expense; and

  •
  legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, and adverse litigation decisions.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064. The locations of Abbott's principal plants, as of December 31, 2015, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Diagnostic Products
Alajuela, Costa Rica	Vascular Products
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico*	Non-Reportable
Baddi, India	Established Pharmaceutical Products
Barceloneta, Puerto Rico*	Vascular Products
Belgorod, Russia	Established Pharmaceutical Products
Bogota, Colombia	Established Pharmaceutical Products
Buenos Aires, Argentina	Established Pharmaceutical Products
Cali, Colombia	Established Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Des Plaines, Illinois	Diagnostic Products
Donegal, Ireland	Non-Reportable
Fairfield, California*	Nutritional Products
Goa, India	Established Pharmaceutical Products
Granada, Spain	Nutritional Products
Groningen, the Netherlands	Non-Reportable
Hangzhou, China	Non-Reportable
Irving, Texas	Diagnostic Products
Jhagadia, India	Nutritional Products
Jiaxing, China	Nutritional Products
Karachi, Pakistan	Established Pharmaceutical Products
Lima, Peru	Established Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Menlo Park, California	Vascular Products
Milpitas, California*	Non-Reportable
Neustadt, Germany	Established Pharmaceutical Products
Olst, the Netherlands	Established Pharmaceutical Products
Ottawa, Canada*	Diagnostic Products
Pokrov, Russia	Established Pharmaceutical Products
Pompeya, Argentina	Established Pharmaceutical Products
Quilmes, Argentina	Established Pharmaceutical Products
Redwood City, California*	Vascular Products
Rio de Janeiro, Brazil	Established Pharmaceutical Products
Santiago, Chile	Established Pharmaceutical Products
Singapore	Nutritional Products
Sligo, Ireland*	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Sunnyvale, California	Non-Reportable
Temecula, California	Vascular Products
Tipp City, Ohio	Nutritional Products
Tlalpan, Mexico	Established Pharmaceutical Products
Uppsala, Sweden	Non-Reportable
Weesp, the Netherlands	Established Pharmaceutical Products
Wiesbaden, Germany	Diagnostic Products
Witney, England	Non-Reportable
Zwolle, the Netherlands	Nutritional Products

*
Leased property

        In addition to the above, as of December 31, 2015, Abbott had manufacturing facilities in two other locations in the United States and in six countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

        Abbott's research and development facilities in the United States are primarily located in California, Illinois, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries including China, Colombia, India, Singapore, and Spain.

        Except as noted, the corporate offices, and those principal plants in the United States listed above, are owned by Abbott or subsidiaries of Abbott. The remaining manufacturing plants and all other facilities are owned or leased by Abbott or subsidiaries of Abbott. There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2016) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

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

        Abbott's executive officers, their ages as of February 19, 2016, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 60

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Hubert L. Allen, 50

  2013 to present — Executive Vice President, General Counsel and Secretary.

  2010 to 2012 — Divisional Vice President and Associate General Counsel, Established Pharmaceuticals.

  Elected Corporate Officer — 2012.

Richard W. Ashley, 72

  2004 to present — Executive Vice President, Corporate Development.

  Elected Corporate Officer — 2004.

Brian J. Blaser, 51

  2012 to present — Executive Vice President, Diagnostics Products.

  2010 to 2012 — Senior Vice President, Diagnostics.

  Elected Corporate Officer — 2008.

John M. Capek, 54

  2015 to present — Executive Vice President, Ventures.

  2007 to 2015 — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Robert B. Ford, 42

  2015 to present — Executive Vice President, Medical Devices.

  2014 to 2015 — Senior Vice President, Diabetes Care.

  2008 to 2014 — Vice President, Diabetes Care, Commercial Operations.

  Elected Corporate Officer — 2008.

Thomas C. Freyman, 61

  2015 to present — Executive Vice President, Finance and Administration.

  2004 to 2015 — Executive Vice President, Finance and Chief Financial Officer.

  Elected Corporate Officer — 1991.

Thomas G. Frinzi, 60

  2016 to present — Senior Vice President, Abbott Medical Optics.

  2010 to 2015 — President and Chief Executive Officer, WaveTec Vision Systems, Inc. (a leading U.S. developer of guidance technology for cataract surgery).

  Elected Corporate Officer — 2016.

Stephen R. Fussell, 58

  2013 to present — Executive Vice President, Human Resources.

  2005 to 2013 — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Heather L. Mason, 55

  2015 to present — Executive Vice President, Nutritional Products.

  2014 to 2015 — Executive Vice President, Nutritional Products, Global Commercial Operations.

  2008 to 2014 — Senior Vice President, Diabetes Care.

  Elected Corporate Officer — 2001.

Michael J. Warmuth, 53

  2012 to present — Executive Vice President, Established Pharmaceuticals.

  2010 to 2012 — Senior Vice President, Established Products, Pharmaceutical Products Group.

  Elected Corporate Officer — 2007.

Roger Bird, 59

  2015 to present — Senior Vice President, U.S. Nutrition.

  2009 to 2015 — Divisional Vice President and General Manager, China and Hong Kong, Nutritional Products.

  Elected Corporate Officer — 2015.

Jaime Contreras, 59

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  2008 to 2013 — Vice President, Diagnostics, Global Commercial Operations.

  Elected Corporate Officer — 2003.

Andrew H. Lane, 45

  2015 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2014 to 2015 — Divisional Vice President, Established Pharmaceuticals, Asia Pacific.

  2011 to 2014 — Vice President, Asia Pacific, Takeda Pharmaceutical Company Limited (a Japanese pharmaceutical company).

  Elected Corporate Officer — 2015.

Deepak Nath, 43

  2015 to present — Senior Vice President, Abbott Vascular.

  2015 — Vice President, Vascular, Commercial.

  2014 to 2015 — Vice President, Molecular Diagnostics.

  2012 to 2014 — Divisional Vice President and General Manager, Ibis.

  2011 to 2012 — Divisional Vice President, CEEMEA, Vascular.

  2009 to 2011 — Divisional Vice President and General Manager, Nordics and Eastern European Operations, Vascular.

  Elected Corporate Officer — 2014.

Jean-Yves F. Pavee, 52

  2013 to present — Senior Vice President, Established Pharmaceuticals, Commercial Strategy.

  2011 to 2013 — Divisional Vice President, Established Pharmaceuticals, EMEA East.

  2008 to 2011 — Divisional Vice President, Europe South.

  Elected Corporate Officer — 2013.

Daniel Salvadori, 37

  2014 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

  2013 to 2014 — Chief Executive Officer, Latin America, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  2012 to 2013 — Executive President, Complex Therapeutics Division, CFR Pharmaceuticals S.A.

  2010 to 2012 — Head of Sales and Marketing, Latin America, Sandoz Pharmaceuticals, Novartis AG (a Swiss multinational pharmaceutical company).

  Elected Corporate Officer — 2014.

Jared L. Watkin, 48

  2015 to present — Senior Vice President, Diabetes Care.

  2010 to 2015 — Divisional Vice President, Technical Operations, Diabetes Care.

  Elected Corporate Officer — 2015.

Brian B. Yoor, 46

  2015 to present — Senior Vice President, Finance and Chief Financial Officer.

  2013 to 2015 — Vice President, Investor Relations.

  2010 to 2013 — Divisional Vice President, Controller, Diagnostics.

  Elected Corporate Officer — 2013.

Robert E. Funck, 54

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

	Market Price Per Share
	2015		2014
	high	low	high	low
First Quarter	$47.88	$43.36	$40.49	$35.65
Second Quarter	50.47	45.55	41.30	36.65
Third Quarter	51.74	39.00	44.20	40.92
Fourth Quarter	46.38	39.28	46.50	39.28

Shareholders

        There were 47,278 shareholders of record of Abbott common shares as of December 31, 2015.

Dividends

        Abbott declared quarterly dividends of $0.24 per share on common shares in the first, second, and third quarters of 2015. In the fourth quarter of 2015, Abbott declared a quarterly dividend of $0.26 per share on common shares.

        Abbott declared quarterly dividends of $0.22 per share on common shares in the first, second, and third quarters of 2014. In the fourth quarter of 2014, Abbott declared a quarterly dividend of $0.24 per share on common shares.

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2015.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 — October 31, 2015	1,352	(1)	$44.760	0	$2,261,537,480	(2)
November 1, 2015 — November 30, 2015	8,630,714	(1)	$45.179	8,608,006	$1,872,622,039	(2)
December 1, 2015 — December 31, 2015	11,965,262	(1)	$45.110	11,950,000	$1,333,561,834	(2)
Total	20,597,328	(1)	$45.139	20,558,006	$1,333,561,834	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 1,352 in October, 3,333 in November, and 15,262 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 19,375 in November, and 0 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2015	2014	2013	2012		2011
	(dollars in millions, except per share data)
Net sales (1)	$20,405	$20,247	$19,657	$19,050		$18,663
Earnings from continuing operations (1)	2,606	1,721	1,988	237		676
Net earnings	4,423	2,284	2,576	5,963		4,728
Basic earnings per common share from continuing operations (1)	1.73	1.13	1.27	0.15		0.43
Basic earnings per common share	2.94	1.50	1.64	3.76		3.03
Diluted earnings per common share from continuing operations (1)	1.72	1.12	1.26	0.15		0.43
Diluted earnings per common share	2.92	1.49	1.62	3.72		3.01
Total assets (2)	41,247	41,207	42,937	67,148		60,235
Long-term debt, including current portion (2)	5,874	3,448	3,381	18,307		13,025
Cash dividends declared per common share	0.98	0.90	0.64	1.67	(3)	1.92

(1)
Amounts reflect Abbott's developed markets branded generics pharmaceuticals, animal health and former research-based pharmaceuticals business as discontinued operations.

(2)
Balances prior to 2015 have been adjusted to reflect the impact of the adoption of Accounting Standards Update (ASU) 2015-03 related to debt issuance costs. Prior to the adoption of ASU 2015-03, debt issuance costs were classified on the balance sheet as assets within Deferred Income Taxes and Other Assets.

(3)
The $1.67 dividend for 2012 reflects a quarterly dividend of $0.14 per share in the fourth quarter of 2012, which contemplated the impact of the separation of AbbVie. On January 4, 2013, AbbVie reported that its board of directors had declared a quarterly dividend of $0.40 per share of AbbVie common stock.

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

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares of a newly formed publicly traded entity that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. The historical operating results of these businesses prior to disposition or separation are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. Any assets or liabilities related to these businesses are being reported as held for disposition in Abbott's Consolidated Balance Sheet as of December 31, 2015 and 2014. The cash flows of these businesses up through the date of disposition or separation are included in its Consolidated Statements of Cash Flows for all periods presented.

        Over the last three years, sales growth was driven primarily by the established pharmaceuticals, nutritional and diagnostics businesses. Sales in emerging markets, which represent nearly 50 percent of total company sales, increased 17.1 percent in 2015 and 12.5 percent in 2014, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.) Over the last three years, margin improvement was driven primarily by the nutritional, diagnostics, and vascular businesses. Abbott expanded its operating margin by 120 basis points in 2015 and 200 basis points in 2014. Abbott's sales, costs, and financial position over the same period were impacted by the strengthening of the U.S. dollar relative to international currencies and a challenging economic and fiscal environment in several emerging economies.

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. At the same time, manufacturing and distribution process changes, lower commodity costs, and other cost reductions drove margin improvements across the business. Operating margins for this business increased from 18.7 percent in 2013 to 25.0 percent in 2015.

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

        In Abbott's worldwide diagnostics business, sales growth over the last three years reflected continued market penetration by the Core Laboratory business in the U.S. and China, and growth in other emerging markets, most notably in Latin America. In addition, the Point of Care diagnostics business continued to expand its geographic presence in targeted developed and emerging markets. Worldwide diagnostic sales increased 7.3 percent in 2015 and 6.4 percent in 2014, excluding the impact of foreign exchange. Margin improvement continued to be a key focus in 2015. Operating margins increased from 22.2 percent of sales in 2013 to 25.2 percent in 2015 as the business continued to execute on efficiency initiatives in the manufacturing and supply chain functions.

        The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets after the sale of its developed markets business to Mylan on February 27, 2015. The acquisition of CFR Pharmaceuticals S.A. (CFR) in September 2014 more than doubled Abbott's branded generics pharmaceutical presence in Latin America and further expanded its presence in emerging markets. Through the acquisition of Veropharm, a leading Russian pharmaceutical company in December 2014, Abbott established a manufacturing footprint in Russia and obtained a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Excluding the impact of foreign exchange, Established Pharmaceutical sales from continuing operations increased 34.1 percent in 2015 and 14.9 percent in 2014. Excluding the impact of the 2014 acquisitions as well as the impact of foreign exchange, 2015 Established Pharmaceutical sales from continuing operations increased 13.4 percent.

        In the vascular business, over the last three years, Abbott has continued to develop its worldwide market-leading XIENCE drug-eluting stent (DES) franchise. The XIENCE franchise includes XIENCE V, Prime, nano, Pro, ProX, Xpedition, and Alpine. Abbott Vascular Products' latest product introduction, XIENCE Alpine, was launched in various markets across Europe and Asia in 2015 and the U.S. in late 2014. This is the only product on the market in the U.S. with an indication to treat chronic total occlusions. The XIENCE franchise maintained its market-leading global position in 2015. From 2013 to 2015, total vascular sales were flat, excluding the unfavorable impact of foreign exchange, as MitraClip, Absorb, and the endovascular franchise sales growth was almost entirely offset by pricing pressures primarily related to DES and other coronary products as well as lower DES market share in certain geographies. Operating margins improved from 32.0 percent in 2013 to 38.0 percent in 2015 as cost improvement initiatives were executed across the business.

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere, Inc. (Alere). With annual sales of approximately $2.5 billion, Alere is a global leader in point of care diagnostics. The acquisition, which is expected to significantly advance Abbott's global diagnostics presence and leadership, is subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere's net debt, currently $2.6 billion, will be assumed or refinanced by Abbott. In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

        Abbott's short- and long-term debt totaled $9.0 billion at December 31, 2015. At December 31, 2015, Abbott's long-term debt rating was A+ by Standard and Poor's Corporation and A2 by Moody's Investors Service. As a result of the pending acquisition of Alere, Abbott's credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance the acquisition. In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million that matures in 2020, $750 million in 2022 and $1.0 billion in 2025 with fixed interest rates of 2.0 percent, 2.55 percent, and 2.95 percent, respectively. Abbott also entered into interest rate swap contracts totaling $2.5 billion related to the debt issuance. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation. In the fourth quarter of 2014, Abbott extinguished approximately $500 million of long-term debt that was assumed as part of the acquisition of CFR and incurred a charge of $18.3 million related to the early repayment of this debt.

        Abbott declared dividends of $0.98 per share in 2015 compared to $0.90 per share in 2014, a 9% increase. Dividends paid were $1.443 billion in 2015 compared to $1.342 billion in 2014. The year-over-year change in dividends reflects the impact of the increase in the dividend rate. In December 2015, Abbott increased the company's quarterly dividend to $0.26 per share from $0.24 per share, effective with the dividend paid in February 2016.

        In addition to preparing for the close of the Alere acquisition, Abbott will focus on several other key initiatives in 2016. In the nutritional business, Abbott will continue to build its product portfolio with the introduction of new science-based products, expand in high-growth emerging markets and implement additional margin improvement initiatives. In the established pharmaceuticals business, Abbott will continue to focus on obtaining additional product approvals across numerous countries and increasing its penetration of emerging markets. In the diagnostics business, Abbott will focus on the development of next-generation instrument platforms and other advanced technologies, expansion in emerging markets, and further improvements in the segment's operating margin. In the vascular business, Abbott will continue to focus on marketing products in the coronary and endovascular franchises, and increasing MitraClip sales, as well as further clinical development of Absorb, its bioresorbable vascular scaffold (BVS) device and a further penetration of Absorb in numerous countries. In Abbott's other segments, Abbott will focus on developing differentiated technologies in higher growth markets.

Critical Accounting Policies

        Sales Rebates —  In 2015, approximately 42 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2015 are in the Nutritional Products and Diabetes Care segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2015, 2014 and 2013 amounted to approximately $2.2 billion, $2.1 billion and $1.9 billion, respectively, or 21.6 percent, 20.1 percent and 19.1 percent, respectively, based on gross sales of approximately $10.3 billion, $10.3 billion and $10.2 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $101 million in 2015. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $124 million, $138 million and $146 million for cash discounts in 2015, 2014 and 2013, respectively, and $238 million, $210 million and $208 million for returns in 2015, 2014 and 2013, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In addition, internal processing time is a factor in estimating the accrual. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2015, Abbott had WIC business in 26 states.

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2011 are settled except for one item, and the income tax returns for years after 2011 are open. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and is a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for decades, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2015, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $2.9 billion and $70 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 13 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2015, goodwill amounted to $9.6 billion and intangibles amounted to $5.6 billion, and amortization expense in continuing operations for intangible assets amounted to $601 million in 2015, $555 million in 2014 and $588 million in 2013. There were no impairments of goodwill in 2015, 2014 or 2013.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $35 million to $50 million for its legal proceedings and environmental exposures. Accruals of approximately $45 million have been recorded at December 31, 2015 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last three years:

		Components of % Change
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2015 vs. 2014	0.8	(1.1)	10.2	(8.3)
2014 vs. 2013	3.0	(1.4)	6.9	(2.5)
Total U.S.
2015 vs. 2014	2.2	(1.5)	3.7	—
2014 vs. 2013	(1.4)	(3.9)	2.5	—
Total International
2015 vs. 2014	0.2	(1.0)	13.1	(11.9)
2014 vs. 2013	5.0	(0.2)	8.9	(3.7)
Established Pharmaceutical Products Segment
2015 vs. 2014	19.3	0.3	33.8	(14.8)
2014 vs. 2013	9.0	2.1	12.8	(5.9)
Nutritional Products Segment
2015 vs. 2014	0.3	—	5.5	(5.2)
2014 vs. 2013	3.2	0.8	4.2	(1.8)
Diagnostic Products Segment
2015 vs. 2014	(1.6)	(1.0)	8.3	(8.9)
2014 vs. 2013	3.9	(0.9)	7.3	(2.5)
Vascular Products Segment
2015 vs. 2014	(6.5)	(4.0)	5.3	(7.8)
2014 vs. 2013	(0.9)	(6.4)	6.9	(1.4)

        The increases in Total Net Sales in 2015 and 2014 reflect unit growth, partially offset by the impact of unfavorable foreign exchange. The price declines related to Vascular Products sales in 2015 and 2014 primarily reflect pricing pressure on drug eluting stents and other coronary products as a result of market competition in the U.S. and other major markets. The impact of reimbursement reductions by the Centers for Medicare and Medicaid Services on Abbott's Diabetes Care business also contributed to the overall 3.9% price decline in the U.S. in 2014.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2015	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals
Key Emerging Markets	$2,781	17%	(15)%	32%
Other	939	28	(12)	40
Nutritionals —
International Pediatric Nutritionals	2,378	1	(7)	8
U.S. Pediatric Nutritionals	1,592	4	—	4
International Adult Nutritionals	1,729	(2)	(11)	9
U.S. Adult Nutritionals	1,276	(2)	—	(2)
Diagnostics —
Immunochemistry	3,529	(2)	(10)	8
Vascular Products (1) —
Coronary Devices	2,176	(7)	(8)	1
Endovascular	520	(1)	(7)	6

(1)
Coronary Devices include DES/BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products. Endovascular includes vessel closure, carotid stents and other peripheral products.

(dollars in millions)	2014	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals
Key Emerging Markets	$2,383	4%	(7)%	11%
Other	735	27	(3)	30
Nutritionals —
International Pediatric Nutritionals	2,362	5	(2)	7
U.S. Pediatric Nutritionals	1,533	(1)	—	(1)
International Adult Nutritionals	1,756	10	(4)	14
U.S. Adult Nutritionals	1,302	(3)	—	(3)
Diagnostics —
Immunochemistry	3,614	5	(2)	7
Vascular Products (2) —
Coronary Devices	2,342	(3)	(2)	(1)
Endovascular	527	11	(1)	12

(2)
Coronary Devices include DES/BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products. Endovascular includes vessel closure, carotid stents and other peripheral products.

        Excluding the unfavorable impact of foreign exchange, total Established Pharmaceutical Products sales increased 34.1 percent in 2015 and 14.9 percent in 2014. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the impact of foreign exchange, sales in these key emerging markets increased 32.4 percent in 2015 and 11.0 percent in 2014. Excluding the impact of foreign exchange, sales in Established Pharmaceuticals' other emerging markets increased 39.6 percent in 2015 and increased 30.1 percent in 2014. The increases in 2015 and 2014 include the impact of the acquisitions of CFR Pharmaceuticals in September 2014 and Veropharm in December 2014. Excluding sales from the acquisitions and the impact of foreign exchange, revenues increased 13.4% in 2015 and 7.9% in 2014.

        Excluding the unfavorable impact of foreign exchange, total Nutritional Products sales increased 5.5 percent in 2015 and 5.0 percent in 2014. In Abbott's International Pediatric Nutritional business, the 2015 increase in sales was driven by growth in China, Russia, and several countries in Latin America and the Middle East as a result of share gains and market growth. The increase in 2015 U.S. Pediatric Nutritional sales primarily reflects higher infant formula revenue from new product launches.

        Excluding the unfavorable impact of foreign exchange, the 2015 and 2014 increases in International Adult Nutritional sales are due primarily to volume growth in emerging markets and continued expansion of the adult nutrition category internationally. The decrease in 2015 and 2014 U.S. Adult Nutritional sales reflects the effects of increased competition and market dynamics in retail and institutional categories.

        Excluding the unfavorable impact of foreign exchange, total Diagnostic Products sales increased 7.3 percent in 2015 and 6.4 percent in 2014. The sales increases were primarily driven by share gains in the Core Laboratory markets in the U.S. and internationally. 2015 and 2014 sales of immunochemistry products, the largest category in this segment, reflect continued execution of Abbott's strategy to deliver integrated solutions to large healthcare customers.

        Excluding the unfavorable impact of foreign exchange, total Vascular Products sales grew 1.3% in 2015 and were virtually flat in 2014. In 2015, growth of Abbott's MitraClip structural heart product, its Endovascular business, including the Supera peripheral stent, and the Absorb bioresorbable vascular scaffold in various international markets was almost entirely offset by continued pricing pressures in DES products.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2015, 2014 and 2013.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are currently no significant patent or license expirations in the next three years that are expected to affect Abbott.

Operating Earnings

        Gross profit margins were 54.2 percent of net sales in 2015, 51.7 percent in 2014 and 50.2 percent in 2013. The gross profit margin improvement in 2015 reflects higher margins in the Nutritional, Diagnostics, and Vascular Products segments.

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

        Research and development expense was $1.405 billion in 2015, $1.345 billion in 2014, and $1.371 billion in 2013 and represented a 4.5 percent increase in 2015, and a 1.9 percent decrease in 2014. The 2015 increase in research and development expenses was primarily due to higher spending across various businesses. In 2015, research and development expenditures totaled $474 million for the

Diagnostics Products segment, $239 million for the Vascular Products segment, $206 million for the Nutritional Products segment, and $137 million for the Established Pharmaceutical Products segment.

        Selling, general and administrative expenses increased 3.9 percent in 2015 and 2.5 percent in 2014 versus the respective prior year. The 2015 increase reflects the impact of the CFR and Veropharm acquisitions, partially offset by the impact of cost improvement initiatives and the favorable impact of foreign exchange. The 2014 increase reflects an increase in restructuring costs associated with cost reduction initiatives and deal and other expenses related to recent acquisitions, partially offset by continued prudent cost management.

Business Acquisitions

        In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, other assets of approximately $13 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $70 million. The preliminary allocation of fair value of the above acquisition will be finalized when the valuation is completed.

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

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (average of 15 years). The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Established Pharmaceutical Products segment. The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $180 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $210 million, and other long-term assets of approximately $145 million. Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $240 million and other non-current liabilities of approximately $14 million. Net sales for CFR Pharmaceuticals totaled approximately $750 million in 2015.

        In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Abbott acquired control of Veropharm through its purchase of Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a non-controlling interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million. The final allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $140 million, and net deferred tax liabilities of approximately $25 million. Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment. Additionally, Abbott acquired property, plant, and equipment of approximately $150 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net liabilities of approximately $20 million. Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

        In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones. The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $60 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $215 million, non-deductible goodwill of approximately $145 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $90 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 17 years.

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

        Had the aggregate in each year of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Restructurings

        In 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee-related severance and other charges of approximately $95 million in 2015 and $164 million in 2014. Approximately $18 million in 2015 and $20 million in 2014 are recorded in Cost of products sold, approximately $34 million in 2015 and $53 million in 2014 are recorded in Research and development and approximately $43 million in 2015 and $91 million in 2014 are recorded in Selling, general and administrative expense. Additional charges of approximately $45 million in 2015 and $39 million in 2014 were recorded primarily for accelerated depreciation.

        From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceuticals and nutritionals businesses. Abbott recorded employee-related severance charges of approximately $66 million in 2015, $125 million in 2014 and $78 million in 2013. Approximately $9 million in 2015, $7 million in 2014 and $14 million in 2013 are recorded in Cost of products sold, approximately $2 million in 2015 and $6 million in 2014 are recorded in Research and development, and approximately $55 million in 2015, $112 million in 2014 and $32 million in 2013 are recorded in Selling, general and administrative expense. The remaining charge of $32 million in 2013 is related to Abbott's developed market established pharmaceutical business and is being recognized in the results of discontinued operations. Additional charges of approximately $4 million in 2013 were also recorded primarily for accelerated depreciation.

        In 2013 and prior years, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs and improve efficiencies in its worldwide pharmaceutical, vascular and core diagnostics businesses as well as selected domestic and international commercial and research and development operations. Abbott recorded charges for employee severance as well as for the impairment of manufacturing facilities and other assets. In 2013 Abbott recorded employee severance charges of approximately $11 million which was classified as cost of products sold. An additional $41 million was recorded in 2013 relating to these restructurings, primarily for accelerated depreciation.

Interest Expense and Interest (Income)

        In 2015, interest expense increased due to the issuance of $2.5 billion of long-term debt during the year. In 2014, interest expense increased due to a higher level of short-term borrowings during the year. In 2013, interest expense decreased due to a lower level of borrowings, which resulted from the transfer of approximately $14.6 billion of debt to AbbVie as part of the separation. Interest income increased in 2015 and 2014 due to a higher return earned on short-term investments during the year.

Other (Income) Expense, net

        Other (income) expense, net, for 2015 includes a pretax gain on the sale of a portion of the Mylan N.V. shares received through the sale of the developed markets branded generics pharmaceuticals business and income resulting from a decrease in the fair value of contingent consideration related to a business acquisition; 2014 includes charges associated with the impairment of certain equity investments partially offset by gains on sales of investments. 2013 includes gains on sales of investments.

Net Loss on Extinguishment of Debt

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 18.1 percent in 2015, 31.6 percent in 2014 and 2.6 percent in 2013. In 2015, taxes on earnings from continuing operations includes $71 million of tax expense related to gain on the disposal of shares of Mylan N.V. stock. The 2015 effective tax rate includes the impact of the R&D tax credit that was made permanent in the U.S. by the Protecting Americans from Tax Hikes Act of 2015. In 2014, taxes on earnings from continuing operations include $440 million of tax expense associated with a one-time repatriation of 2014 non-U.S. earnings partially offset by $125 million of tax benefits related to the resolution of various tax positions and the adjustment of tax uncertainties from prior years. 2013 taxes on earnings from continuing operations include $230 million of tax benefit related to the resolution of various tax positions from previous years. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recorded a tax benefit to taxes on continuing operations of approximately $103 million in 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.

        Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, and Singapore. Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions. See Note 14 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

        2015 tax expense related to discontinued operations includes $667 million of tax expense on certain current-year funds earned outside of the U.S. that were not designated as permanently reinvested overseas. Abbott accrued U.S. taxes on approximately $2.2 billion of 2014 earnings generated outside the U.S. in connection with a repatriation of these earnings. In addition to the $440 million of tax expense discussed above, the repatriation resulted in $82 million of additional tax expense in Abbott's 2014 income from discontinued operations. Abbott expects to accelerate the utilization of deferred tax assets and therefore cash taxes due in the U.S. on this repatriation are not expected to be material.

Discontinued Operations and Separation of AbbVie Inc.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. At the date of the closing, the 110 million Mylan N.V. shares that Abbott received were valued at $5.77 billion and Abbott recorded an after -tax gain on the sale of the business of approximately $1.6 billion. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the close of this transaction, Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years. Charges by Abbott under this transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support does not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

        On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc.

        As a result of the disposition of the above businesses, the current and prior years' operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of taxes line in the Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations.

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2015, the assets and liabilities held for disposition consist of cash and trade accounts receivable of $54 million, inventories of $43 million, other assets of $10 million, and trade accounts payable and accrued liabilities of $373 million. Abbott has recorded a prepaid asset of $266 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In 2015, 2014 and 2013, discontinued operations include a favorable adjustment to tax expense of $4 million, $166 million and $193 million, respectively, as a result of the resolution of various tax positions pertaining to AbbVie's operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses as well as the income tax expense related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2015	2014	2013
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$256	$2,076	$2,191
AbbVie	—	—	—

Total	$256	$2,076	$2,191

Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$13	$505	$480
AbbVie	—	—	—

Total	$13	$505	$480

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$62	$397	$395
AbbVie	3	166	193

Total	$65	$563	$588

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

Areas of Focus

        In 2016 and beyond, Abbott's significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott focuses on building country specific portfolios made up of global and local pharmaceutical brands that best meet the needs of patients in each country. More than 300 branded generic development projects are active for one or several emerging markets. Over the next several years, Established Pharmaceuticals plans to expand its product portfolio in its key markets through the development and launch of new branded generics with the aim to be among the first to market with a new branded generic for a particular pharmaceutical product, further geographic expansion of existing brands, new product enhancements, and strategic licensing activities. Abbott is also actively working on the further development of several key brands such as Creon, Duphaston and Influvac. Depending on the product, the development activities focus on new data, markets, formulations, combinations or indications.

Vascular — Ongoing projects in the pipeline include:

  •
  Absorb, the world's first drug eluting bioresorbable vascular scaffold (BVS) device for the treatment of coronary artery disease that is gradually resorbed into the vessel wall. Absorb GT1 received CE approval and was launched in the second quarter of 2015. Abbott filed for regulatory approval in the U.S. and Japan in the second quarter of 2015. In 2015, Abbott also released clinical results which demonstrated similarity to the Xience metallic drug-eluting stent (DES) at one year through randomized non-inferiority studies. Abbott is also actively working on the development of future generations of BVS technologies.

  •
  MitraClip device for the treatment of mitral regurgitation (MR). MitraClip is available in the U.S., Europe, parts of Asia, the Middle East and Latin America for patients who are at prohibitive risk for mitral valve surgery. Abbott continued clinical development of the MitraClip therapy including the COAPT trial, a prospective, randomized trial in the United States that will evaluate the impact of MitraClip treatment for an expanded indication. In addition, Abbott continues to work on the development of next generation systems for the treatment of MR.

  •
  Supera self-expanding nitinol stent system which was acquired as part of the acquisition of IDEV Technologies in August 2013. With its proprietary interwoven wire technology, Supera is designed based on biomimetic principles to mimic the body's natural movement. Supera is available in the U.S., Europe, and various countries in Asia, the Middle East and Latin America for the treatment of blockages in blood vessels due to peripheral artery disease, with expanded size matrix approved in the U.S. Abbott is developing Supera's next generation delivery system.

  •
  Abbott is also developing future versions of metallic DES, guide wires and balloon delivery catheters. Armada 18, Abbott's new peripheral Percutaneous transluminal angioplasty balloon catheter for the treatment of challenging cases in the superficial femoral artery and below the knee categories, received CE approval and was launched in the third quarter of 2015.

Medical Optics — Abbott is developing a number of new products which are designed to enhance surgical efficiency and/or improve visual outcomes for patients undergoing cataract and LASIK surgery. In 2015, Abbott launched the TECNIS® Monofocal 1-Piece intraocular lens (IOL) with the TECNIS iTec Preloaded Delivery System in the U.S. The TECNIS iTec Preloaded Delivery System is designed to provide an additional level of safety and surgical efficiency to the outcomes already provided by the TECNIS® Monofocal 1-Piece IOL. The TECNIS® Multifocal Low Add products were launched in the U.S. and provide surgeons the ability to customize treatment based on the patient's vision needs and lifestyle. The WHITESTAR Signature® Pro phacoemulsification system for removal of cataracts was approved and launched in the U.S.; this system includes a first of its kind application designed for iPad® mobile digital devices that gives surgeons the opportunity to download and analyze data to improve surgical efficiency. The iDESIGN® Advanced WaveScan Studio System was launched in the U.S. and China; this system provides a high-definition scan of the eye that can be used to create a personalized LASIK treatment plan based on the unique "blueprint" of each person's eyes.

        In 2016, Abbott will continue to develop next generation equipment and consumables, including improvements to the LASIK platform with upgrades to its iDesign system and a new Eximer Laser, as well as upgrades to the Catalys laser cataract surgery system. Abbott will seek approval to launch existing products into new markets to better leverage its product portfolio.

Molecular Diagnostics — Various new molecular in vitro diagnostic (IVD) products and next generation instrument systems are in various stages of development and commercialization. Abbott's companion diagnostic program includes collaborative efforts with multiple major pharmaceutical companies.

Core Laboratory Diagnostics — Abbott is working on the development of next-generation blood screening, hematology, and immunochemistry instrument systems, as well as assays in various areas including infectious disease, cardiac care, metabolics, oncology, and automation solutions to increase efficiency in laboratories.

Diabetes Care — In 2015, Abbott completed its clinical outcome trial, Replace, for its FreeStyle Libre Flash Glucose Monitoring System in people with Type 2 diabetes. The system eliminates the need for routine finger pricks by reading glucose levels through a sensor that can be worn on the back of the upper arm for up to 14 days. The FreeStyle Libre System also requires no finger pricks for calibration. In 2014, Abbott received CE Mark in Europe for the FreeStyle Libre System and in 2015 it also received CE Mark for an indication for children and young people with diabetes ages 4-17 years old. FreeStyle Libre Pro, which is designed to be used by healthcare professionals in a clinic setting, was launched to patients in India and the PMA for FreeStyle Libre Pro was submitted in the U.S.

Nutrition — Abbott is focusing its research and development spend on platforms that span the pediatric, adult and performance nutrition areas: gastro intestinal health, brain health, mobility and metabolism, and user experience platforms. Numerous new products that build on advances in these platforms are currently under development, including clinical outcome testing, and are expected to be launched over the coming years.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2015 research and development activities that are expected to have a material impact on operations.

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

Goodwill

        At December 31, 2015, goodwill recorded as a result of business combinations totaled $9.6 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value except for the Medical Optics unit. Goodwill related to the Medical Optics unit totals approximately $2 billion. While the fair value of the Medical Optics unit exceeds its carrying value by approximately 15%, various factors could develop and result in a valuation in the future where the fair value of the Medical Optics unit has declined below its carrying value, thereby triggering the requirement to estimate the implied fair value of the goodwill and measure for impairment. These factors include a lower than projected growth rate for the business, longer regulatory approval timelines for products currently under development, and the negative impact of foreign currency movements as well as an increase in the discount rate used in the quantitative assessment.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $3.0 billion, $3.7 billion and $3.3 billion in 2015, 2014 and 2013, respectively. The decrease in Net cash from operating activities in 2015 was due in large part to the divestiture of the developed market established pharmaceuticals business in February 2015 as well as an increase in contributions to defined benefit plans in 2015. The increase in Net cash from operating activities in 2014 was due to an improvement in operating results, as well as lower cash contributions to pension plans. Net cash from operating activities in 2013 reflects approximately $435 million of one-time net cash outflows related to the separation of AbbVie and $724 million of contributions to defined benefit pension plans. The income tax component of operating cash flow in 2015, 2014 and 2013 includes $70 million, $268 million and $427 million, respectively, of non-cash tax benefits primarily related to the favorable resolution of various tax positions pertaining to prior years; 2015 reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on sale of businesses and 2013 also includes a $103 million tax benefit for the retroactive impact of U.S. tax law changes, which is expected to be realized in future years.

        While over 85% of the cash and cash equivalents at December 31, 2015 is considered reinvested indefinitely in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the U.S., Abbott may be required to accrue and pay U.S. income taxes to repatriate these funds. Abbott believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2015 can be considered to be reinvested indefinitely.

        Abbott funded $579 million in 2015, $393 million in 2014 and $724 million in 2013 to defined benefit pension plans. Abbott expects pension funding of approximately $576 million in 2016 for its pension plans, of which approximately $470 million relates to its main domestic pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2015, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A2 by Moody's Investors Service. As a result of the pending acquisition of Alere, Abbott's credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance the acquisition. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

        In March 2015, Abbott issued $2.5 billion of long-term debt that matures in 2020, 2022 and 2025 with fixed interest rates of 2.0 percent, 2.55 percent, and 2.95 percent, respectively. Proceeds from this debt were used to pay down short-term borrowings. Abbott also entered into interest rate swap contracts totaling $2.5 billion. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation.

        In 2014, Abbott redeemed approximately $500 million of long-term notes that were assumed as part of the acquisition of CFR Pharmaceuticals.

        In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott's common shares from time to time. The 2014 authorization was in addition to the $512 million unused portion of a previous program announced in June 2013. In 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 36.2 million shares at a cost of $1.7 billion under the program authorized in 2014 for a total of 47.5 million shares at a cost of $2.2 billion. In 2014, Abbott repurchased 54.6 million shares at a cost of $2.1 billion under the program announced in June 2013. In 2013, Abbott repurchased 10.5 million shares at a cost of $388 million under the 2013 authorization and 33.0 million shares at a cost of $1.2 billion under a previous authorization for a total of 43.5 million shares at a cost of $1.6 billion.

        Abbott declared dividends of $0.98 per share in 2015 compared to $0.90 per share in 2014, a 9% increase. Dividends paid were $1.443 billion in 2015 compared to $1.342 billion in 2014. The year-over-year change in dividends reflects the impact of the increase in the dividend rate.

Working Capital

        The increase of cash and cash equivalents from $4.1 billion at December 31, 2014 to $5.0 billion at December 31, 2015 reflects the cash generated by operating activities as well as the proceeds from the sale of investment securities. Working capital was $5.0 billion at December 31, 2015 and $3.1 billion at December 31, 2014. The increase in working capital in 2015 was due to an increase in cash and cash equivalents and short-term investments and a decrease in short-term borrowings primarily due to the proceeds received related to the recent divestiture of businesses and the issuance of long-term debt.

        Substantially all of Abbott's trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems. The collection of outstanding receivables in these countries improved in 2014 and has been stable in 2015. Governmental receivables in these four countries accounted for less than 1 percent of Abbott's total assets and 7 percent of total net trade receivables as of December 31, 2015, down from 9 percent as of December 31, 2014.

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

Venezuela Operations

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. In 2014 and 2015, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars. These mechanisms included the CENCOEX, SICAD, and SIMADI rates, which stood at 6.3, 13.5, and approximately 200, respectively, at December 31, 2015. In 2015, Abbott continued to use the CENCOEX rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela.

        Revenue from operations in Venezuela represented approximately 2% of Abbott's total net sales and pre-tax income totaled approximately $200 million in 2015 and $175 million in 2014. Abbott's sales in Venezuela primarily relate to the Nutritional and Established Pharmaceuticals segments. The economic uncertainty associated with Venezuela increased in 2015 due to the continued hyper-inflation and political uncertainty in the country and lower oil prices, among other factors. Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $440 million at December 31, 2015. Such assets are comprised primarily of cash.

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system will be reduced to two rates and the official rate for food and medicine imports will be adjusted from 6.3 to 10 bolivars per U.S. dollar. As a result of the new 10 bolivars per U.S. dollar exchange rate, Abbott's net monetary assets in Venezuela will be subject to revaluation during the quarter ending March 31, 2016, which will result in recognition of a foreign currency exchange loss in that period. Based on Abbott's net monetary assets subject to revaluation at December 31, 2015, remeasuring these assets at a rate of 10 bolivars per U.S. dollar would result in a foreign currency loss of approximately $165 million.

        Abbott cannot be certain that the Venezuelan government will not make further revisions to the official exchange rate in the future which could result in additional foreign currency losses. While Abbott intends to continue to sell medically critical products in this country, Abbott cannot predict the impact of continued hyper-inflation, low oil prices, and the new exchange rate system on the Venezuelan economy or on the future operating results and financial position of its business in this country.

Capital Expenditures

        Capital expenditures of $1.1 billion in 2015, 2014 and 2013 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2015.

	Payments Due By Period
	Total	2016	2017-2018	2019-2020	2021 and Thereafter
	(in millions)
Long-term debt, including current maturities	$5,814	$3	$3	$2,296	$3,512
Interest on debt obligations	3,077	239	477	366	1,995
Operating lease obligations	638	163	201	132	142
Capitalized auto lease obligations	45	15	30	—	—
Purchase commitments (a)	1,919	1,822	65	32	—
Other long-term liabilities	1,188	—	686	354	148

Total (b)	$12,681	$2,242	$1,462	$3,180	$5,797

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Net unrecognized tax benefits totaling approximately $600 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 14 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other postemployment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and postretirement plans, including funding matters is included in Note 13 — Post-employment Benefits.

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

Legislative Issues

        Abbott's primary markets are highly competitive and subject to substantial government regulations throughout the world. Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services. It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future. A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors.

Recently Issued Accounting Standards

        In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet. The standard may be adopted on either a prospective or retrospective basis. The standard is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. Effective December 31, 2015, Abbott adopted ASU 2015-17 and applied the new standard retrospectively. As a result of applying ASU 2015-17 to the previously reported Consolidated Balance Sheet as of December 31, 2014, Deferred income taxes within the Total Current Assets line decreased and the Deferred income taxes and other assets line increased by approximately $1.7 billion, respectively; Other accrued liabilities within the Total Current Liabilities line decreased by $65 million and the Post-employment obligations and other long-term liabilities line increased by $12 million. Reclassification of the deferred tax balances from current to noncurrent affected the netting of these balances as a deferred tax asset or liability in various jurisdictions.

        In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This ASU, which is effective for fiscal years and interim periods beginning after December 15, 2015, requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Early adoption is permitted and retrospective application is required. Effective December 31, 2015, Abbott adopted ASU 2015-03 and the Consolidated Balance Sheet was retrospectively adjusted to reflect the new presentation. The adoption of ASU 2015-03 did not have a material impact to Abbott's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

        Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, Risk Factors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        The fair value of the available-for-sale equity securities held by Abbott was approximately $3.8 billion and $9 million as of December 31, 2015 and 2014, respectively. The increase is due primarily to the shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at December 31, 2015. All available-for-sale equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2015 by approximately $750 million. Abbott monitors these investments for other than temporary declines in fair value, and charges impairment losses to income when an other than temporary decline in fair value occurs.

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $120 million and $100 million as of December 31, 2015 and 2014, respectively. No individual investment is recorded at a value in excess of $25 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated fair value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2015 and 2014, Abbott had interest rate hedge contracts totaling $4.0 billion and $1.5 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2015, Abbott had $2.7 billion of domestic commercial paper outstanding with an average annual interest rate of 0.31% with an average remaining life of 27 days. The fair value of long-term debt at December 31, 2015 and 2014 amounted to $6.3 billion and $4.1 billion, respectively (average interest rates of 4.1% and 5.3% as of December 31, 2015 and 2014, respectively) with maturities through 2040. At December 31, 2015 and 2014, the fair value of current and long-term investment securities amounted to approximately $5.2 billion and $626 million, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2015 and 2014, Abbott held $2.4 billion and $1.5 billion, respectively, of such contracts. Contracts held at December 31, 2015 will mature in 2016 or 2017 depending upon the contract. Contracts held at December 31, 2014 matured in 2015 or will mature in 2016 depending upon the contract.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2015 and 2014, Abbott held $14.0 billion and $14.1 billion, respectively, of such contracts, which generally mature in the next twelve months.

        Abbott has designated foreign denominated short-term debt of approximately $439 million and approximately $445 million as of December 31, 2015 and 2014, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2015 and 2014:

	2015			2014
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(in millions)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$8,999	1.0943	$67	$7,574	1.2458	$19
British Pound	1,531	1.5098	6	1,295	1.5790	9
Japanese Yen	711	121.8078	(1)	2,258	115.0311	56
Canadian Dollar	312	1.2917	18	371	1.1197	13
All other currencies	4,880	N/A	(13)	4,064	N/A	31

Total	$16,433		$77	$15,562		$128

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2015	2014	2013
Net Sales	$20,405	$20,247	$19,657

Cost of products sold, excluding amortization of intangible assets	8,747	9,218	9,193
Amortization of intangible assets	601	555	588
Research and development	1,405	1,345	1,371
Selling, general and administrative	6,785	6,530	6,372

Total Operating Cost and Expenses	17,538	17,648	17,524

Operating Earnings	2,867	2,599	2,133
Interest expense	163	150	145
Interest income	(105)	(77)	(67)
Net loss on extinguishment of debt	—	18	—
Net foreign exchange (gain) loss	(93)	(24)	46
Other (income) expense, net	(281)	14	(32)

Earnings from Continuing Operations Before Taxes	3,183	2,518	2,041
Taxes on Earnings from Continuing Operations	577	797	53

Earnings from Continuing Operations	2,606	1,721	1,988
Earnings from Discontinued Operations, net of taxes	65	563	588
Gain on sale of Discontinued Operations, net of taxes	1,752	—	—

Net Earnings from Discontinued Operations, net of taxes	1,817	563	588

Net Earnings	$4,423	$2,284	$2,576

Basic Earnings Per Common Share —
Continuing Operations	$1.73	$1.13	$1.27
Discontinued Operations	1.21	0.37	0.37
Net Earnings	$2.94	$1.50	$1.64
Diluted Earnings Per Common Share —
Continuing Operations	$1.72	$1.12	$1.26
Discontinued Operations	1.20	0.37	0.36
Net Earnings	$2.92	$1.49	$1.62
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,496	1,516	1,558
Dilutive Common Stock Options	10	11	16

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,506	1,527	1,574

Outstanding Common Stock Options Having No Dilutive Effect	1	1	1

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2015	2014	2013
Net Earnings	$4,423	$2,284	$2,576
Foreign currency translation (loss) adjustments	(2,013)	(2,206)	(239)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $101 in 2015, $(459) in 2014 and $393 in 2013	252	(917)	882
Unrealized gains (losses) on marketable equity securities, net of taxes of $104 in 2015, $(7) in 2014 and $(10) in 2013	64	(12)	(18)
Net (losses) gains on derivative instruments designated as cash flow hedges, net of taxes of $(9) in 2015, $24 in 2014 and $(13) in 2013	(35)	94	(53)

Other Comprehensive (Loss) Income	(1,732)	(3,041)	572

Comprehensive Income (Loss)	$2,691	$(757)	$3,148

Supplemental Accumulated Other Comprehensive Income Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(4,829)	$(2,924)	$(718)
Net actuarial (losses) and prior service (cost) and credits	(1,958)	(2,229)	(1,312)
Cumulative unrealized gains on marketable equity securities	65	1	13
Cumulative gains on derivative instruments designated as cash flow hedges	64	99	5

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2015	2014	2013
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,423	$2,284	$2,576
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	871	918	928
Amortization of intangible assets	601	630	791
Share-based compensation	292	246	262
Investing and financing (gains) losses, net	(18)	69	4
Net loss on extinguishment of debt	—	18	—
Gain on sale of discontinued operations	(2,840)	—	—
Gain on sale of Mylan N.V. shares	(207)	—	—
Trade receivables	(171)	(195)	(113)
Inventories	(257)	(297)	(154)
Prepaid expenses and other assets	57	30	131
Trade accounts payable and other liabilities	(742)	(225)	(436)
Income taxes	957	197	(665)

Net Cash From Operating Activities	2,966	3,675	3,324

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,110)	(1,077)	(1,145)
Acquisitions of businesses and technologies, net of cash acquired	(235)	(3,317)	(580)
Proceeds from business dispositions	230	5	—
Proceeds from the sale of Mylan N.V. shares	2,290	—	—
Purchases of investment securities	(4,933)	(1,507)	(10,064)
Proceeds from sales of investment securities	4,112	5,624	7,839
Other	52	70	21

Net Cash From (Used in) Investing Activities	406	(202)	(3,929)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	(1,281)	1,343	2,086
Proceeds from issuance of long-term debt and debt with maturities over 3 months	2,485	—	9
Repayments of long-term debt and debt with maturities over 3 months	(57)	(577)	(303)
Acquisition and contingent consideration payments related to business acquisitions	(17)	(400)	(495)
Transfer of cash and cash equivalents to AbbVie Inc.	—	—	(5,901)
Purchases of common shares	(2,237)	(2,195)	(1,605)
Proceeds from stock options exercised, including income tax benefit	314	429	395
Dividends paid	(1,443)	(1,342)	(882)

Net Cash (Used in) From Financing Activities	(2,236)	(2,742)	(6,696)

Effect of exchange rate changes on cash and cash equivalents	(198)	(143)	(26)

Net (Decrease) Increase in Cash and Cash Equivalents	938	588	(7,327)
Cash and Cash Equivalents, Beginning of Year	4,063	3,475	10,802

Cash and Cash Equivalents, End of Year	$5,001	$4,063	$3,475

Supplemental Cash Flow Information:
Income taxes paid	$631	$448	$1,039
Interest paid	166	146	148

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$5,001	$4,063
Investments, primarily bank time deposits and U.S. treasury bills	1,124	397
Trade receivables, less allowances of — 2015: $337; 2014: $310	3,418	3,586
Inventories:
Finished products	1,744	1,807
Work in process	316	278
Materials	539	558

Total inventories	2,599	2,643
Other prepaid expenses and receivables	1,908	1,975
Current assets held for disposition	105	892

Total Current Assets	14,155	13,556
Investments	4,041	229
Property and Equipment, at Cost:
Land	432	457
Buildings	2,769	2,968
Equipment	8,254	8,480
Construction in progress	928	727

	12,383	12,632
Less: accumulated depreciation and amortization	6,653	6,697

Net Property and Equipment	5,730	5,935

Intangible Assets, net of amortization	5,562	6,198
Goodwill	9,638	10,067
Deferred Income Taxes and Other Assets	2,119	3,288
Non-current Assets Held for Disposition	2	1,934

	$41,247	$41,207

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2015	2014
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$3,127	$4,382
Trade accounts payable	1,081	1,064
Salaries, wages and commissions	746	776
Other accrued liabilities	3,043	2,878
Dividends payable	383	362
Income taxes payable	430	270
Current portion of long-term debt	3	55
Current liabilities held for disposition	373	680

Total Current Liabilities	9,186	10,467

Long-term Debt	5,871	3,393
Post-employment Obligations and other long-term liabilities	4,864	5,600
Non-current liabilities held for disposition	—	108
Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2015: 1,702,017,390; 2014: 1,694,929,949	12,734	12,383
Common shares held in treasury, at cost — Shares: 2015: 229,352,338; 2014: 186,894,515	(10,622)	(8,678)
Earnings employed in the business	25,757	22,874
Accumulated other comprehensive income (loss)	(6,658)	(5,053)

Total Abbott Shareholders' Investment	21,211	21,526
Noncontrolling Interests in Subsidiaries	115	113

Total Shareholders' Investment	21,326	21,639

	$41,247	$41,207

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2015	2014	2013
Common Shares:
Beginning of Year
Shares: 2015: 1,694,929,949; 2014: 1,685,827,096; 2013: 1,675,930,484	$12,383	$12,048	$11,755
Issued under incentive stock programs
Shares: 2015: 7,087,441; 2014: 9,102,853; 2013: 9,896,612	289	404	393
Share-based compensation	292	245	261
Issuance of restricted stock awards	(230)	(314)	(361)

End of Year
Shares: 2015: 1,702,017,390; 2014: 1,694,929,949; 2013: 1,685,827,096	$12,734	$12,383	$12,048

Common Shares Held in Treasury:
Beginning of Year
Shares: 2015: 186,894,515; 2014: 137,728,810; 2013: 99,262,992	$(8,678)	$(6,844)	$(5,591)
Issued under incentive stock programs
Shares: 2015: 5,381,586; 2014: 5,818,599; 2013: 5,718,575	250	283	310
Purchased
Shares: 2015: 47,839,409; 2014: 54,984,304; 2013: 44,184,393	(2,194)	(2,117)	(1,563)

End of Year
Shares: 2015: 229,352,338; 2014: 186,894,515; 2013: 137,728,810	$(10,622)	$(8,678)	$(6,844)

Earnings Employed in the Business:
Beginning of Year	$22,874	$21,979	$24,151
Net earnings	4,423	2,284	2,576
Separation of AbbVie Inc.	—	—	(3,735)
Cash dividends declared on common shares (per share — 2015: $0.98; 2014: $0.90; 2013: $0.64)	(1,464)	(1,363)	(1,002)
Effect of common and treasury share transactions	(76)	(26)	(11)

End of Year	$25,757	$22,874	$21,979

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(5,053)	$(2,012)	$(3,594)
Business dispositions / separation	127	—	1,010
Other comprehensive income (loss)	(1,732)	(3,041)	572

End of Year	$(6,658)	$(5,053)	$(2,012)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$113	$96	$92
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	2	17	4

End of Year	$115	$113	$96

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CHANGES IN PRESENTATION — On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. Mylan N.V. is publicly traded. The sale was announced in July 2014. On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. Abbott entered an agreement to sell this business in November 2014. The historical operating results of these businesses up to the date of sale are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The assets and liabilities of these businesses were reported as held for disposition in Abbott's Consolidated Balance Sheet at December 31, 2014. The cash flows of these businesses up to the date of disposition are included in Abbott's Consolidated Statements of Cash Flows. See Note 3 — Discontinued Operations for additional information.

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

        FOREIGN CURRENCY TRANSLATION — The statements of earnings of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using average exchange rates for the period. The net assets of foreign subsidiaries whose functional currencies are other than the U.S. dollar are translated into U.S. dollars using exchange rates as of the balance sheet date. The U.S. dollar effects that arise from translating the net assets of these subsidiaries at changing rates are recorded in the foreign currency translation adjustment account, which is included in equity as a component of Accumulated other comprehensive income (loss). Transaction gains and losses are recorded on the Net foreign exchange (gain) loss line of the Consolidated Statement of Earnings.

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

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

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

        In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to classify all deferred tax assets and liabilities as non-current on the balance sheet. The standard may be adopted on either a prospective or retrospective basis. The standard is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. Effective December 31, 2015, Abbott adopted ASU 2015-17 and applied the new standard retrospectively. As a result of applying ASU 2015-17 to the previously reported Consolidated Balance Sheet as of December 31, 2014, Deferred income taxes within the Total Current Assets line decreased and the Deferred income taxes and other assets line increased by approximately $1.7 billion, respectively; Other accrued liabilities within the Total Current Liabilities line decreased by $65 million and the Post-employment obligations and other long-term liabilities line increased by $12 million. Reclassification of the deferred tax balances from current to noncurrent affected the netting of these balances as a deferred tax asset or liability in various jurisdictions.

        EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2015, 2014 and 2013 were $2.595 billion, $1.713 billion and $1.979 billion, respectively. Net earnings allocated to common shares in 2015, 2014 and 2013 were $4.403 billion, $2.273 billion and $2.558 billion, respectively.

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

        SHARE-BASED COMPENSATION — The fair value of stock options and restricted stock awards and units are amortized over their requisite service period, which could be shorter than the vesting period if an employee is retirement eligible, with a charge to compensation expense.

        LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are recorded as incurred.

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits and U.S. treasury bills with original maturities of three months or less. Investments in two publicly traded companies, with a carrying value of approximately $104 million, are accounted for under the equity method of accounting. All other investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

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

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations. Governmental accounts in Italy, Spain, Greece and Portugal accounted for 7 percent and 9 percent of total net trade receivables as of December 31, 2015 and 2014, respectively. Product warranties are not significant.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Separation of AbbVie Inc.

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott and AbbVie entered into transitional services agreements prior to the separation pursuant to which Abbott and AbbVie provided to each other, on an interim transitional basis, various services. Transition services were provided for up to 24 months with an option for a one-year extension by the recipient. Services provided by Abbott included certain information technology and back office support. Billings by Abbott under these transitional services agreements were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support enabled AbbVie to establish its stand-alone processes for various activities that were previously provided by Abbott and did not constitute significant continuing support of AbbVie's operations.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Consolidated Balance Sheet. At December 31, 2015, the assets and liabilities held for disposition consist of cash and trade accounts receivable of $54 million, inventories of $43 million, other assets of $10 million, and trade accounts payable and accrued liabilities of $373 million. Abbott has recorded a prepaid asset of $266 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business.

Note 3 — Discontinued Operations

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets branded generics pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the date of closing, the 110 million Mylan N.V. shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion. The shareholder agreement with Mylan N.V. includes voting and other restrictions that prevent Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

        At the close of this transaction Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years. Charges by Abbott under this transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transition support does not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Discontinued Operations (Continued)

transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

        In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan. Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. The gain is recognized in the Other (income) expense line of the Consolidated Statement of Earnings. As a result of this sale, Abbott's ownership interest in Mylan N.V. decreased to approximately 14%.

        On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. Abbott received cash proceeds of $230 million and reported an after tax gain on the sale of approximately $130 million.

        As a result of the disposition of the above businesses, the current and prior years' operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of taxes line in the Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses as well as the income tax benefit related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2015	2014	2013
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$256	$2,076	$2,191
AbbVie	—	—	—

Total	$256	$2,076	$2,191

Earnings Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$13	$505	$480
AbbVie	—	—	—

Total	$13	$505	$480

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$62	$397	$395
AbbVie	3	166	193

Total	$65	$563	$588

        The net earnings of discontinued operations include income tax benefits of $52 million in 2015, $58 million in 2014 and $108 million in 2013. 2015 includes $48 million of tax benefits related to the resolution of various tax positions related to prior years. 2014 and 2013 include $166 million and $193 million, respectively, of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations for years prior to the separation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Discontinued Operations (Continued)

        The sale of the developed markets branded generics pharmaceuticals and animal health business in 2015 resulted in the recognition of a pretax gain of $2.840 billion, tax expense of $1.088 billion and an after tax gain of $1.752 billion. The tax provision includes $667 million of tax expense on certain current year funds earned outside the U.S. related to the developed markets branded generics pharmaceuticals businesses that were not designated as permanently reinvested overseas.

        The assets of the operations held for disposition and the liabilities to be assumed in the disposition related to the businesses noted above, as well as the AbbVie assets and liabilities discussed in Note 2 are classified as held for disposition in the Consolidated Balance Sheet as of December 31, 2014. The held for disposition balances as of December 31, 2015, relate to AbbVie assets and liabilities. Prior period balance sheets are not adjusted when a business is designated as being held for sale. The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses up to the date of disposition are included in Abbott's Consolidated Statement of Cash Flows. The following is a summary of the assets and liabilities held for disposition:

(in millions)	December 31, 2015	December 31, 2014
Cash and Trade receivables, net	$54	$501
Total inventories	43	254
Prepaid expenses and other receivables	8	137

Current assets held for disposition	105	892

Net property and equipment	1	125
Intangible assets, net of amortization	—	804
Goodwill	—	950
Deferred income taxes and other assets	1	55

Non-current assets held for disposition	2	1,934

Total assets held for disposition	107	2,826

Trade accounts payable	359	423
Salaries, wages, commissions and other accrued liabilities	14	257

Current liabilities held for disposition	373	680
Post-employment obligations, deferred income taxes and other long-term liabilities	—	108

Total liabilities held for disposition	$373	$788

Note 4 — Supplemental Financial Information

        Other (income) expense, net, for 2015 primarily relates to a $207 million gain on the sale of a portion of Abbott's position in Mylan N.V. stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition. Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan. Abbott received $2.29 billion in net proceeds from the sale of these shares. As a result of this sale, Abbott's ownership interest in Mylan N.V. decreased from approximately 22% to approximately 14%. Other (income) expense, net, for 2014 primarily relates to impairment charges related to non-publically traded equity securities partially offset by gains from the sales of equity securities. The loss on the extinguishment of debt of $18 million in 2014 relates to the early redemption of approximately $500 million of long-term notes.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

        The detail of various balance sheet components is as follows:

	2015	2014
	(in millions)
Long-term Investments:
Equity securities	$4,014	$212
Other	27	17

Total	$4,041	$229

        The long-term investments in equity securities as of December 31, 2015 include 69.7 million of ordinary shares of Mylan N.V. with a market value of $3.771 billion.

	2015	2014
	(in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$140	$88
Accrued other rebates (a)	301	239
All other	2,602	2,551

Total	$3,043	$2,878

(a)
Accrued wholesaler chargeback rebates of $170 million and $158 million at December 31, 2015 and 2014, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2015	2014
	(in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,241	$2,875
Deferred income taxes	808	872
All other (b)	1,815	1,853

Total	$4,864	$5,600

(b)
2015 and 2014 include approximately $600 million of net unrecognized tax benefits, as well as approximately $148 million and $220 million, respectively, of acquisition consideration payable.

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. In 2014 and 2015, the government of Venezuela operated multiple mechanisms to exchange bolivars into U.S. dollars. These mechanisms included the CENCOEX, SICAD, and SIMADI rates, which stood at 6.3, 13.5, and approximately 200, respectively, at December 31, 2015. In 2015, Abbott continued to use the CENCOEX rate of 6.3 Venezuelan bolivars to the U.S. dollar to report the results, financial position, and cash flows related to its operations in Venezuela since Abbott continued to qualify for this exchange rate to pay for the import of various products into Venezuela.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

        Revenue from operations in Venezuela represented approximately 2% of Abbott's total net sales and pre-tax income totaled approximately $200 million in 2015 and $175 million in 2014. Abbott's sales in Venezuela primarily relate to the Nutritional and Established Pharmaceuticals segments. Abbott had net monetary assets that are subject to revaluation in Venezuela of approximately $440 million at December 31, 2015. Such assets are comprised primarily of cash.

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system will be reduced to two rates and the official rate for food and medicine imports will be adjusted from 6.3 to 10 bolivars per U.S. dollar. As a result of the new 10 bolivars per U.S. dollar exchange rate, Abbott's net monetary assets in Venezuela will be subject to revaluation during the quarter ending March 31, 2016, which will result in recognition of a foreign currency exchange loss in that period. Based on Abbott's net monetary assets subject to revaluation at December 31, 2015, remeasuring these assets at a rate of 10 bolivars per U.S. dollar would result in a foreign currency loss of approximately $165 million. Abbott cannot be certain that the Venezuelan government will not make further revisions to the official exchange rate in the future which could result in additional foreign currency losses.

Note 5 — Accumulated Other Comprehensive Income

        The components of the changes in accumulated other comprehensive income from continuing operations, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains on Marketable Equity Securities	Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2013	$(718)	$(1,312)	$13	$5	$(2,012)

Other comprehensive income (loss) before reclassifications	(2,206)	(970)	4	106	(3,066)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	53	(16)	(12)	25

Net current period comprehensive income (loss)	(2,206)	(917)	(12)	94	(3,041)

Balance at December 31, 2014	(2,924)	(2,229)	1	99	(5,053)

Impact of business dispositions	108	19	—	—	127

Other comprehensive income (loss) before reclassifications	(2,013)	145	202	89	(1,577)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	107	(138)	(124)	(155)

Net current period comprehensive income (loss)	(2,013)	252	64	(35)	(1,732)

Balance at December 31, 2015	$(4,829)	$(1,958)	$65	$64	$(6,658)

(a)
Reclassified amounts for foreign currency translation are recorded in the Consolidated Statement of Earnings as Net Foreign exchange loss (gain); gains (losses) on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of product sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit plan cost — see Note 13 for additional information.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions

        In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, other assets of approximately $13 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $70 million. The preliminary allocations of the fair value of the above acquisition will be finalized when the valuation is completed.

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

        Acquired intangible assets consist primarily of product rights for currently marketed products and are amortized over 12 to 16 years (weighted average of 15 years). The goodwill is primarily attributable to intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Established Pharmaceutical Products segment. The acquired tangible assets consist primarily of cash and cash equivalents of approximately $94 million, trade accounts receivable of approximately $180 million, inventory of approximately $169 million, other current assets of approximately $51 million, property and equipment of approximately $210 million, and other long-term assets of approximately $145 million. Assumed liabilities consist of borrowings of approximately $570 million, trade accounts payable and other current liabilities of approximately $240 million and other non-current liabilities of approximately $14 million. Net sales for CFR Pharmaceuticals totaled approximately $750 million in 2015.

        In December 2014, Abbott acquired control of Veropharm, a leading Russian pharmaceutical company for approximately $315 million excluding assumed debt, plus a subsequent $5 million payment related to a working capital adjustment. Through this acquisition, Abbott establishes a manufacturing footprint in Russia and obtains a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Abbott acquired control of Veropharm through its purchase of

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions (Continued)

Limited Liability Company Garden Hills, the holding company that owns approximately 98 percent of Veropharm. Including the assumption of approximately $90 million of debt and a non-controlling interest with a fair value of $5 million, the total value of the acquired business was approximately $415 million. The final allocation of the fair value of the acquisition resulted in definite-lived non-deductible intangible assets of approximately $100 million, non-deductible goodwill of approximately $140 million, and net deferred tax liabilities of approximately $25 million. Non-deductible goodwill is identifiable with the Established Pharmaceutical Products segment. Additionally, Abbott acquired property, plant, and equipment of approximately $150 million, accounts receivable of approximately $45 million, inventory of approximately $25 million, and net other liabilities of approximately $20 million. Acquired intangible assets consist of developed technology and are being amortized over 16 years. In 2015, Abbott acquired the remaining shares of Veropharm, increasing its ownership to 100 percent.

        In December 2014, Abbott completed the acquisition of Topera, Inc. for approximately $250 million in cash, plus additional payments up to $300 million to be made upon completion of certain regulatory and sales milestones. The acquisition of Topera provides Abbott a foundational entry in the electrophysiology market. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $60 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible definite-lived intangible assets of approximately $215 million, non-deductible goodwill of approximately $145 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $90 million. The fair value of the contingent consideration was determined based on an independent appraisal. Acquired intangible assets consist of developed technology and trademarks, and are being amortized over 17 years.

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

        Had the aggregate in each year of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Goodwill and Intangible Assets

        The total amount of goodwill reported was $9.638 billion at December 31, 2015 and $10.067 billion at December 31, 2014, which excluded goodwill classified as held for disposition. Foreign currency translation decreased goodwill in 2015 and 2014 by $454 million and $566 million, respectively. In 2015, Abbott recorded goodwill of approximately $142 million related to the Tendyne acquisition, and purchase price allocation adjustments associated with recent acquisitions decreased goodwill by approximately $117 million. The amount of goodwill related to reportable segments at December 31, 2015 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $450 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment. In 2015, there was no reduction of goodwill relating to impairments.

        In 2014, Abbott recorded goodwill of approximately $1.8 billion related to the acquisitions of CFR Pharmaceuticals, Veropharm and Topera, and purchase price allocation adjustments associated with other recent acquisitions decreased goodwill by approximately $30 million; and approximately $950 million of goodwill was moved to Non-current assets held for disposition due to the planned disposition of the developed markets branded generics pharmaceuticals business.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $10.8 billion and $11.0 billion as of December 31, 2015 and 2014, respectively, and accumulated amortization was $5.7 billion and $4.9 billion as of December 31, 2015 and 2014, respectively. The December 31, 2014 amounts exclude the intangibles that were classified as held for disposition. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $419 million and $134 million at December 31, 2015 and 2014, respectively. Foreign currency translation decreased intangible assets, net of amortization, in 2015 and 2014 by $251 million and $396 million, respectively. In 2015, the acquisition of Tendyne increased intangible assets by approximately $220 million. In 2014, the acquisition of CFR Pharmaceuticals increased intangible assets by approximately $1.8 billion. Approximately $804 million of net intangible assets related to the developed markets branded generics pharmaceuticals businesses was reclassified to Non-current assets held for disposition due to the planned disposition of this business.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2015 is approximately $580 million in 2016, $560 million in 2017, $520 million in 2018, $490 million in 2019 and $480 million in 2020. Amortizable intangible assets are amortized over 2 to 20 years (average 13 years).

Note 8 — Restructuring Plans

        In 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $95 million in 2015 and $164 million in 2014. Approximately $18 million in 2015 and $20 million in 2014 are recorded in Cost of products sold, approximately $34 million in 2015 and $53 million in 2014 are recorded in Research and development and approximately $43 million in 2015 and $91 million in 2014 are recorded in Selling, general and administrative expense. Additional charges of

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

approximately $45 million in 2015 and $39 million in 2014 were recorded primarily for accelerated depreciation. The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$164
Payments and other adjustments	(46)

Accrued balance at December 31, 2014	118
Restructuring charges	95
Payments and other adjustments	(113)

Accrued balance at December 31, 2015	$100

        From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceuticals and nutritionals businesses. Abbott recorded employee related severance charges of approximately $66 million in 2015, $125 million in 2014 and $78 million in 2013. Approximately $9 million in 2015, $7 million in 2014 and $14 million in 2013 are recorded in Cost of products sold, approximately $2 million in 2015 and $6 million in 2014 are recorded in Research and development, and approximately $55 million in 2015, $112 million in 2014 and $32 million in 2013 are recorded in Selling, general and administrative expense. The remaining charge of $32 million in 2013 is related to Abbott's developed market established pharmaceutical business and is being recognized in the results of discontinued operations. Additional charges of approximately $4 million in 2013 were also recorded primarily for accelerated depreciation. The following summarizes the activity related to these restructurings:

(in millions)
Restructuring charges recorded in 2012	$167
Restructuring charges recorded in 2013	78
Payments and other adjustments	(97)

Accrued balance at December 31, 2013	148
Restructuring charges	125
Payments and other adjustments	(138)

Accrued balance at December 31, 2014	135
Restructuring charges	66
Payments and other adjustments	(113)

Accrued balance at December 31, 2015	$88

        In 2013 and prior years, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs and improve efficiencies in its worldwide pharmaceutical, vascular and core diagnostics businesses as well as selected domestic and international commercial and research and development operations. Abbott recorded charges for employee severance as well as for the impairment of manufacturing facilities and other assets. In 2013 Abbott recorded employee severance charges of approximately $11 million which was classified as cost of products sold. An additional $41 million was

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

recorded in 2013 relating to these restructurings, primarily for accelerated depreciation. The following summarizes the activity related to these restructurings:

(in millions)
Accrued balance at December 31, 2011	$256
Payments, impairments and other adjustments	(71)

Accrued balance at December 31, 2012	185
Transfer of liability to AbbVie	(62)
Restructuring charges	11
Payments and other adjustments	(73)

Accrued balance at December 31, 2013	61
Payments and other adjustments	(22)

Accrued balance at December 31, 2014	39
Payments and other adjustments	(28)

Accrued balance at December 31, 2015	$11

Note 9 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2015, Abbott granted 5,577,553 stock options, 662,553 restricted stock awards and 5,940,778 restricted stock units under this program.

        The purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program (Continued)

        At December 31, 2015, approximately 87 million shares were reserved for future grants.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2015 and December 31, 2014 was 11,855,327 and $42.54 and 12,671,328 and $35.48, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2015 were 6,603,331 and $46.94, 6,693,743 and $33.72 and 725,589 and $40.77, respectively. The fair market value of restricted stock awards and units vested in 2015, 2014 and 2013 was $312 million, $281 million and $274 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2014	36,796,700	$27.83	4.1	29,276,499	$25.60	3.0

Granted	5,577,553	47.16
Exercised	(7,557,745)	24.68
Lapsed	(253,951)	36.19

December 31, 2015	34,562,557	$31.57	4.5	25,119,505	$27.18	3.0

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 was $475 million and $447 million, respectively. The total intrinsic value of options exercised in 2015, 2014 and 2013 was $167 million, $152 million and $120 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2015 amounted to approximately $169 million, which is expected to be recognized over the next three years.

        Total non-cash stock compensation expense charged against income from continuing operations in 2015, 2014 and 2013 for share-based plans totaled approximately $291 million, $239 million and $254 million, respectively, and the tax benefit recognized was approximately $98 million, $79 million and $82 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2015, 2014 and 2013 was $6.67, $6.39, and $5.77, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.8%	1.9%	1.1%
Average life of options (years)	6.0	6.0	6.0
Volatility	17.0%	20.0%	20.0%
Dividend yield	2.0%	2.2%	1.6%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2015	2014
5.125% Notes, due 2019	$947	$947
4.125% Notes, due 2020	597	597
2.00% Notes, due 2020	750	—
2.55% Notes, due 2022	750	—
2.95% Notes, due 2025	1,000	—
6.15% Notes, due 2037	547	547
6.0% Notes, due 2039	515	515
5.3% Notes, due 2040	694	694
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges (a)	71	93

Total, net of current maturities	5,871	3,393
Current maturities of long-term debt	3	55

Total carrying amount	$5,874	$3,448

(a)
In 2015 and 2014, balances also include debt issuance costs in accordance with ASU 2015-03, which was adopted in 2015. Prior to the adoption of ASU 2015-03, debt issuance costs were classified on the balance sheet as assets within Deferred Income Taxes and Other Assets.

        In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million at 2.00% Senior Notes due March 15, 2020; $750 million of 2.55% Senior Notes due March 15, 2022; and $1.0 billion of 2.95% Senior Notes due March 15, 2025. Proceeds from this debt were used to pay down short-term borrowings. Abbott also entered into interest rate swap contracts totaling $2.5 billion. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation.

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt.

        Principal payments required on long-term debt outstanding at December 31, 2015 are $3 million in 2016, $2 million in 2017, $1 million in 2018, $0.9 billion in 2019, $1.3 billion in 2020 and $3.5 billion in 2021 and thereafter.

        At December 31, 2015, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A2 by Moody's Investors Service. As a result of the pending acquisition of Alere, Abbott's credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance the acquisition. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion which expire in 2019 and that support commercial paper borrowing arrangements. Abbott's weighted-average interest rate on short-term borrowings was 0.2% at December 31, 2015, 2014 and 2013.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with notional amounts

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

totaling $2.4 billion at December 31, 2015, and $1.5 billion at December 31, 2014, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2015 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months. The amount of hedge ineffectiveness was not significant in 2015, 2014 and 2013.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2015, 2014 and 2013, Abbott held $14.0 billion, $14.1 billion and $13.8 billion, respectively, of such foreign currency forward exchange contracts.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $439 million, $445 million and $505 million as of December 31, 2015, 2014 and 2013, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling $4.0 billion at December 31, 2015 and $1.5 billion at December 31, 2014 and December 31, 2013, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2015, 2014 and 2013 for these hedges.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $171 million, $3 million and $22 million at December 31, 2015, 2014 and 2013, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
	2015	2014	Balance Sheet Caption	2015	2014	Balance Sheet Caption
			(in millions)
Interest rate swaps designated as fair value hedges	$116	$101	Deferred income taxes and other assets	$—	$—	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	64	107	Other prepaid expenses and receivables	18	—	Other accrued liabilities
Others not designated as hedges	115	150	Other prepaid expenses and receivables	84	130	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	439	445	Short-term borrowings

	$295	$358		$541	$575

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income. The amount of hedge ineffectiveness was not significant in 2015, 2014 and 2013 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
	2015	2014	2013	2015	2014	2013	Income Statement Caption
	(in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$91	$105	$35	$124	$11	$44	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	6	60	110	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	15	14	(98)	Interest expense
Foreign currency forward exchange contracts not designated as hedges	n/a	n/a	n/a	77	122	84	Net foreign exchange (gain) loss

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

	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term Investment Securities:
Equity securities	$4,014	$4,014	$212	$212
Other	27	30	17	17
Total Long-term Debt	(5,874)	(6,337)	(3,448)	(4,098)
Foreign Currency Forward Exchange Contracts:
Receivable position	179	179	263	263
(Payable) position	(102)	(102)	(135)	(135)
Interest Rate Hedge Contracts:
Receivable position	116	116	101	101

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2015:
Equity securities	$3,780	$3,780	$—	$—
Interest rate swap financial instruments	116	—	116	—
Foreign currency forward exchange contracts	179	—	179	—

Total Assets	$4,075	$3,780	$295	$—

Fair value of hedged long-term debt	$4,135	$—	$4,135	$—
Foreign currency forward exchange contracts	102	—	102	—
Contingent consideration related to business combinations	173	—	—	173

Total Liabilities	$4,410	$—	$4,237	$173

December 31, 2014:
Equity securities	$9	$9	$—	$—
Interest rate swap financial instruments	101	—	101	—
Foreign currency forward exchange contracts	263	—	263	—

Total Assets	$373	$9	$364	$—

Fair value of hedged long-term debt	$1,637	$—	$1,637	$—
Foreign currency forward exchange contracts	135	—	135	—
Contingent consideration related to business combinations	243	—	—	243

Total Liabilities	$2,015	$—	$1,772	$243

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

        The fair value of the contingent consideration was determined based on independent appraisals adjusted for the time value of money and other changes in fair value primarily resulting from changes in regulatory timelines. Contingent consideration results from three acquisitions and the maximum amount estimated to be due is $450 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

Note 12 — Litigation and Environmental Matters

        Abbott has been identified as a potentially responsible party for investigation and cleanup costs at a number of locations in the United States and Puerto Rico under federal and state remediation laws and is investigating potential contamination at a number of company-owned locations. Abbott has recorded an estimated cleanup cost for each site for which management believes Abbott has a probable loss exposure. No individual site cleanup exposure is expected to exceed $4 million, and the aggregate cleanup exposure is not expected to exceed $10 million.

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $35 million to $50 million. The recorded accrual balance at December 31, 2015 for these proceedings and exposures was approximately $45 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2015	2014	2015	2014
Projected benefit obligations, January 1	$8,345	$6,432	$1,411	$1,297
Service cost — benefits earned during the year	307	269	33	33
Interest cost on projected benefit obligations	314	317	52	63
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	(574)	1,554	(166)	187
Benefits paid	(230)	(222)	(61)	(57)
Business dispositions	(117)	—	—	—
Other, including foreign currency translation	(225)	(5)	(7)	(112)

Projected benefit obligations, December 31	$7,820	$8,345	$1,262	$1,411

Plan assets at fair value, January 1	$6,754	$6,123	$485	$462
Actual return (loss) on plans' assets	(56)	529	(14)	32
Company contributions	579	393	25	41
Benefits paid	(230)	(222)	(55)	(50)
Business dispositions	(113)	—	—	—
Other, including foreign currency translation	(162)	(69)	—	—

Plan assets at fair value, December 31	$6,772	$6,754	$441	$485

Projected benefit obligations greater than plan assets, December 31	$(1,048)	$(1,591)	$(821)	$(926)

Long-term assets	$390	$374	$—	$—
Short-term liabilities	(17)	(15)	(1)	(1)
Long-term liabilities	(1,421)	(1,950)	(820)	(925)

Net liability	$(1,048)	$(1,591)	$(821)	$(926)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$2,903	$3,187	$369	$509
Prior service cost (credits)	—	1	(299)	(348)

Total	$2,903	$3,188	$70	$161

        The projected benefit obligations for non-U.S. defined benefit plans was $2.1 billion and $2.5 billion at December 31, 2015 and 2014, respectively. The accumulated benefit obligations for all defined benefit plans were $6.9 billion and $7.3 billion at December 31, 2015 and 2014, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2015 and 2014, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2015	2014
Accumulated benefit obligation	$3,651	$4,315
Projected benefit obligation	4,226	5,133
Fair value of plan assets	2,862	3,170

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2015	2014	2013	2015	2014	2013
	(in millions)
Service cost — benefits earned during the year	$307	$269	$303	$33	$33	$43
Interest cost on projected benefit obligations	314	317	276	52	63	59
Expected return on plans' assets	(511)	(458)	(396)	(39)	(40)	(36)
Amortization of actuarial losses	184	103	169	23	16	34
Amortization of prior service cost (credits)	1	2	3	(48)	(39)	(35)

Total cost	295	233	355	21	33	65
Less: Discontinued operations	(3)	(1)	(3)	—	—	—

Net cost — continuing operations	$292	$232	$352	$21	$33	$65

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial gains and prior service credits of $37 million for defined benefit plans and $116 million for medical and dental plans in 2015; net actuarial losses and prior service credits of $1.6 billion for defined benefit plans and $57 million for medical and dental plans in 2014; and net actuarial gains and prior service credits of $995 million for defined benefit plans and $201 million for medical and dental plans in 2013.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2015 that is expected to be recognized in the net periodic benefit cost in 2016 is $131 million and nil of expense, respectively, for defined benefit pension plans and $22 million of expense and $45 million of income, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2015	2014	2013
Discount rate	4.3%	3.9%	4.9%
Expected aggregate average long-term change in compensation	4.4%	4.3%	5.0%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2015	2014	2013
Discount rate	3.9%	4.9%	4.2%
Expected return on plan assets	7.4%	7.5%	7.8%
Expected aggregate average long-term change in compensation	4.3%	4.9%	5.0%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2015	2014	2013
Health care cost trend rate assumed for the next year	8%	8%	7%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2028	2025	2019

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2015, by $176 million /$(144) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $16 million/$(12) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The following table summarizes the basis used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2015:
Equities:
U.S. large cap (a)	$1,770	$1,078	$692	$—
U.S. mid cap (b)	434	84	350	—
International (c)	1,193	245	948	—
Fixed income securities:
U.S. government securities (d)	401	5	396	—
Corporate debt instruments (e)	731	109	543	79
Non-U.S. government securities (f)	497	111	384	2
Other (g)	136	28	108	—
Absolute return funds (h)	1,777	101	917	759
Commodities (i)	107	7	25	75
Other (j)	167	21	65	81

	$7,213	$1,789	$4,428	$996

December 31, 2014:
Equities:
U.S. large cap (a)	$1,738	$860	$878	$—
U.S. mid cap (b)	433	142	291	—
International (c)	1,230	342	888	—
Fixed income securities:
U.S. government securities (d)	449	10	439	—
Corporate debt instruments (e)	573	130	443	—
Non-U.S. government securities (f)	697	286	411	—
Other (g)	130	35	95	—
Absolute return funds (h)	1,631	203	895	533
Commodities (i)	165	10	69	86
Other (j)	193	115	29	49

	$7,239	$2,133	$4,438	$668

(a)
A mix of index funds that track the S&P 500 (35 percent in 2015 and 50 percent in 2014) and separate actively managed equity accounts that are benchmarked to the Russell 1000 (65 percent in 2015 and 50 percent in 2014).

(b)
A mix of index funds (80 percent in 2015 and 70 percent in 2014) and separate actively managed equity accounts (20 percent in 2015 and 30 percent in 2014) that track or are benchmarked to the S&P 400 midcap index.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

(c)
A mix of index funds (30 percent in 2015 and 20 percent in 2014) and separate actively managed pooled investment funds (70 percent in 2015 and 80 percent in 2014) that track or are benchmarked to the MSCI EAFE and MSCI emerging market indices.

(d)
A mix of index funds that track the Barclays U.S. Gov't Aggregate (70 percent in 2015 and 65 percent in 2014) and separate actively managed accounts (30 percent in 2015 and 35 percent in 2014) that are benchmarked to Barclays U.S. Long Gov't/Corp Index or the Barclays Global Aggregate.

(e)
A mix of index funds that track the Barclays U.S. Gov't Aggregate (10 percent in 2015 and 15 percent in 2014) and separate actively managed accounts (90 percent in 2015 and 85 percent in 2014) that are benchmarked to Barclays U.S. Long Gov't/Corp Index or the Barclays Global Aggregate.

(f)
Primarily United Kingdom, Japan, Netherlands and Irish government-issued bonds.

(g)
Primarily mortgage backed securities (40 percent in 2015 and 2014) and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor (60 percent in 2015 and 2014).

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

(j)
Primarily cash and cash equivalents (50 percent in 2015 and 75 percent in 2014) and investment in private equity funds (50 percent in 2015 and 25 percent in 2014).

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors. Absolute return funds and commodities are valued at the NAV provided by the fund administrator. Private energy and private equity funds are valued at the NAV provided by the partnership on a one-quarter lag adjusted for known cash flows and significant events through the reporting date.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The following table summarizes the change in the value of assets that are measured using significant unobservable inputs:

	2015	2014
	(in millions)
January 1	$668	$555
Actual return on plan assets:
Assets on hand at year end	(13)	25
Assets sold during the year	5	21
Purchases, sales and settlements, net	336	67

December 31	$996	$668

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return as well as balancing higher return, more volatile equity securities with lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans' assets. Abbott's medical and dental plans' assets are invested in a similar mix as the pension plan assets. The actual asset allocation percentages at year end are consistent with the company's targeted asset allocation percentages.

        The plans' expected return on assets, as shown above is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $579 million in 2015 and $393 million in 2014 to defined pension plans. Abbott expects to contribute approximately $576 million to its pension plans in 2016, of which approximately $470 million relates to its main domestic pension plan.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2016	$225	$67
2017	238	68
2018	253	69
2019	271	70
2020	290	71
2021 to 2025	1,772	393

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $81 million in 2015, $85 million in 2014 and $86 million in 2013.

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

        In 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock. In 2014, taxes on earnings from continuing operations reflect the recognition of $440 million of tax expense associated with a one-time repatriation of 2014 non-U.S. earnings, partially offset by the favorable resolution of various tax positions and adjustments of tax uncertainties pertaining to prior years. In 2013, taxes on earnings from continuing operations reflect the recognition of $230 million of tax benefits as a result of the favorable resolution of various tax positions pertaining to prior years. In addition, as a result of the American Taxpayer Relief Act of 2012 signed into law in January 2013, Abbott recognized a tax benefit in the tax provision related to continuing operations of approximately $103 million in the first quarter of 2013 for the retroactive extension of the research tax credit and the look-through rules of section 954(c)(6) of the Internal Revenue Code to the beginning of 2012.

        U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries as working capital and plant and equipment aggregated $22.4 billion at December 31, 2015. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2011 are settled except for one item, and the income tax returns for years after 2011 are open. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2015	2014	2013
Earnings From Continuing Operations Before Taxes:
Domestic	$789	$392	$496
Foreign	2,394	2,126	1,545

Total	$3,183	$2,518	$2,041

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

(in millions)	2015	2014	2013
Taxes on Earnings (Losses) From Continuing Operations:
Current:
Domestic	$64	$27	$4
Foreign	220	468	482

Total current	284	495	486

Deferred:
Domestic	313	298	(308)
Foreign	(20)	4	(125)

Total deferred	293	302	(433)

Total	$577	$797	$53

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2015	2014	2013
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Impact of foreign operations	(18.2)	0.7	(18.5)
Resolution of certain tax positions pertaining to prior years	—	(4.2)	(11.3)
Effect of retroactive legislation	—	—	(5.0)
State taxes, net of federal benefit	0.3	(0.5)	2.1
Federal tax cost on sale of Mylan N.V. shares	2.2	—	—
All other, net	(1.2)	0.6	0.3

Effective tax rate on earnings from continuing operations	18.1%	31.6%	2.6%

        Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, Singapore, and the Netherlands. In 2014, this benefit was more than offset by the tax expense accrued as a result of Abbott's one-time repatriation of its current year foreign earnings. The 2015 effective tax rate includes the impact of the R&D tax credit that was made permanent in the U.S. by the Protecting Americans from Tax Hikes Act of 2015.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2015	2014
Deferred tax assets:
Compensation and employee benefits	$992	$1,239
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,618	2,759
Trade receivable reserves	197	146
Inventory reserves	141	152
Deferred intercompany profit	276	330
State income taxes	159	178

Total deferred tax assets	4,383	4,804

Deferred tax liabilities:
Depreciation	(118)	(93)
Unremitted earnings of foreign subsidiaries	(694)	(184)
Other, primarily the excess of book basis over tax basis of intangible assets	(1,942)	(2,307)

Total deferred tax liabilities	(2,754)	(2,584)

Total net deferred tax assets	$1,629	$2,220

        Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. Valuation allowances for other recorded deferred tax assets were not significant.

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2015	2014
January 1	$1,403	$1,965
Increase due to current year tax positions	234	220
Increase due to prior year tax positions	95	153
Decrease due to prior year tax positions	(169)	(856)
Settlements	(125)	(79)

December 31	$1,438	$1,403

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.4 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $555 million to $655 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2015	2014	2013	2015	2014	2013
Established Pharmaceuticals	$3,720	$3,118	$2,862	$658	$624	$551
Nutritionals	6,975	6,953	6,740	1,741	1,459	1,263
Diagnostics	4,646	4,721	4,545	1,171	1,079	1,008
Vascular	2,792	2,986	3,012	1,061	1,091	962

Total Reportable Segments	18,133	17,778	17,159	$4,631	$4,253	$3,784

Other	2,272	2,469	2,498

Total	$20,405	$20,247	$19,657

(a)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in 2015, 2014 and 2013.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	2015	2014	2013
	(in millions)
Total Reportable Segment Operating Earnings	$4,631	$4,253	$3,784
Corporate functions and benefit plans costs	(416)	(342)	(514)
Non-reportable segments	268	439	430
Net interest expense	(58)	(73)	(78)
Net loss on extinguishment of debt	—	(18)	—
Share-based compensation	(291)	(239)	(254)
Amortization of intangible assets	(601)	(555)	(588)
Other, net (b)	(350)	(947)	(739)

Earnings from Continuing Operations before Taxes	$3,183	$2,518	$2,041

(b)
Other, net includes: charges for restructuring actions and other cost reduction initiatives of approximately $310 million in 2015, $435 million in 2014 and $350 million in 2013. 2015 includes a $207 million pre-tax gain on the sale of a portion of the Mylan N.V. shares.

	Depreciation (c)			Additions to Long-term Assets			Total Assets
(in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Established Pharmaceuticals	$83	$72	$63	$112	$136	$128	$2,210	$2,244	$1,445
Nutritionals	157	173	190	142	174	340	3,187	3,435	3,518
Diagnostics	310	314	368	321	349	394	2,844	2,964	3,312
Vascular	74	84	122	32	28	62	1,536	1,529	1,711

Total Reportable Segments	624	643	743	607	687	924	$9,777	$10,172	$9,986

Other	247	275	185	747	4,603	981

Total	$871	$918	$928	$1,354	$5,290	$1,905

(c)
Amounts in Other for years 2014 and 2013 include depreciation related to discontinued operations.

	2015	2014	2013
	(in millions)
Total Reportable Segment Assets	$9,777	$10,172	$9,986
Cash and investments	10,166	4,689	8,217
Non-reportable segments	1,267	1,211	1,153
Goodwill and intangible assets (d)	15,200	16,265	15,507
All other (d)	4,837	8,870	8,074

Total Assets	$41,247	$41,207	$42,937

(d)
Goodwill and intangible assets related to developed markets established pharmaceuticals and animal health are included in the Goodwill and intangible assets line in 2013 and All other line in 2014.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (e)
	2015	2014	2013
	(in millions)
United States	$6,270	$6,123	$6,208
China	1,796	1,321	1,083
India	1,053	1,009	922
Germany	1,004	978	963
Japan	895	968	1,042
The Netherlands	855	788	960
Switzerland	784	707	792
Russia	483	536	525
United Kingdom	430	447	395
Canada	428	462	493
Colombia	388	283	205
Italy	383	436	457
Brazil	381	508	470
France	375	488	480
All Other Countries	4,880	5,193	4,662

Consolidated	$20,405	$20,247	$19,657

(e)
Sales by country are based on the country that sold the product.

        Long-lived assets on a geographic basis primarily include property, plant and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments, which were previously included in the balances reported for long-term assets in prior years.

        At December 31, 2015 and 2014, Long-lived assets totaled $6.4 billion and $6.8 billion, respectively, and in the United States such assets totaled $3.1 billion in both years. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

Note 16 — Subsequent Event

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere, Inc. (Alere). With annual sales of approximately $2.5 billion, Alere is a global leader in point of care diagnostics. The acquisition, which is expected to significantly advance Abbott's global diagnostics presence and leadership, is subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere's net debt, currently $2.6 billion, will be assumed or refinanced by Abbott. In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Quarterly Results (Unaudited)

(in millions except per share data)	2015	2014
First Quarter
Continuing Operations:
Net Sales	$4,897	$4,755
Gross Profit	2,660	2,354
Earnings from Continuing Operations	529	224
Basic Earnings per Common Share	0.35	0.15
Diluted Earnings per Common Share	0.35	0.14
Net Earnings	2,292	375
Basic Earnings Per Common Share (a)	1.52	0.24
Diluted Earnings Per Common Share (a)	1.51	0.24
Market Price Per Share-High	47.88	40.49
Market Price Per Share-Low	43.36	35.65
Second Quarter
Continuing Operations:
Net Sales	$5,170	$5,057
Gross Profit	2,801	2,636
Earnings from Continuing Operations	786	425
Basic Earnings per Common Share	0.52	0.28
Diluted Earnings per Common Share	0.52	0.28
Net Earnings	784	466
Basic Earnings Per Common Share (a)	0.52	0.30
Diluted Earnings Per Common Share (a)	0.52	0.30
Market Price Per Share-High	50.47	41.30
Market Price Per Share-Low	45.55	36.65
Third Quarter
Continuing Operations:
Net Sales	$5,150	$5,079
Gross Profit	2,757	2,628
Earnings from Continuing Operations	596	438
Basic Earnings per Common Share	0.40	0.29
Diluted Earnings per Common Share	0.39	0.29
Net Earnings	580	538
Basic Earnings Per Common Share (a)	0.39	0.36
Diluted Earnings Per Common Share (a)	0.38	0.36
Market Price Per Share-High	51.74	44.20
Market Price Per Share-Low	39.00	40.92
Fourth Quarter
Continuing Operations:
Net Sales	$5,188	$5,356
Gross Profit	2,839	2,856
Earnings from Continuing Operations	695	634
Basic Earnings per Common Share	0.46	0.42
Diluted Earnings per Common Share	0.46	0.41
Net Earnings	767	905
Basic Earnings Per Common Share (a)	0.51	0.59
Diluted Earnings Per Common Share (a)	0.51	0.59
Market Price Per Share-High	46.38	46.50
Market Price Per Share-Low	39.28	39.28
(a)
The sum of the four quarters of earnings per share for 2015 and 2014 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2015, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 91.

Miles D. White
Chairman of the Board and Chief Executive Officer

Brian B. Yoor
Senior Vice President, Finance and Chief Financial Officer

Robert E. Funck
Vice President, Controller

February 19, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abbott Laboratories and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method for classifying deferred tax liabilities and assets as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, "Income Taxes (Topic 740)," effective December 31, 2015.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Abbott Laboratories and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Abbott Laboratories and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abbott Laboratories and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the two years in the period ended December 31, 2015 of Abbott Laboratories and subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated statements of earnings, comprehensive income, shareholders' investment, and cash flows of Abbott Laboratories and subsidiaries (the "Company") for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 3 to the consolidated financial statements, the accompanying 2013 financial statements have been retrospectively adjusted to reflect the developed markets branded generics pharmaceuticals and the animal health businesses as discontinued operations. In addition, as discussed in Note 2 to the consolidated financial statements, on January 1, 2013, the Company distributed all of the outstanding shares of AbbVie Inc., which encompasses the Company's research-based pharmaceuticals business, to the Company's shareholders.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014
(February 27, 2015 as to Note 3)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Evaluation of disclosure controls and procedures.    The Chief Executive Officer, Miles D. White, and the Chief Financial Officer, Brian B. Yoor, evaluated the effectiveness of Abbott Laboratories' disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories' disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2015, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2016 Abbott Laboratories Proxy Statement. The 2016 Proxy Statement will be filed on or about March 18, 2016. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 18 through 21 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2016 Proxy Statement under the headings "2015 Director Compensation," and "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2016 Proxy Statement will be filed on or about March 18, 2016.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

        The following table presents information as of December 31, 2015 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	34,562,557	$31.57	92,100,772
Equity compensation plans not approved by security holders	0	—	0
Total (1)	34,562,557	$31.57	92,100,772

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

  (iv) Advanced Medical Optics, Inc. Plans. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the AMO's 2004 Stock Incentive Plan, as amended and restated, and the Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan. As of December 31, 2015, 361,901 options remained outstanding under the plans. These options have a weighted average purchase price of $40.71. No further awards will be granted under the plans.

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

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2016 Proxy Statement. The 2016 Proxy Statement will be filed on or about March 18, 2016.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2016 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Leadership Structure," "Director Selection," "Board Diversity," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2016 Proxy Statement will be filed on or about March 18, 2016.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2016 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2016 Proxy Statement will be filed on or about March 18, 2016.

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
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 103 through 109 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 103 through 109).

(c)
Financial Statement Schedule filed (page 100).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 19, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 19, 2016 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ BRIAN B. YOOR Brian B. Yoor Senior Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories
/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories	/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories

/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories	/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions		Balance at End of Year
2015	$310	$225	$(198)		$337
2014	312	220	(222)		310
2013	406	163	(257	)(1)	312

(1)
Includes $178 million transferred to AbbVie as part of the separation on January 1, 2013.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries as of December 31, 2015 and 2014, and for each of the two years in the period ended December 31, 2015, and have issued our report thereon dated February 19, 2016 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated statements of earnings, comprehensive income, shareholders' investment, and cash flows of Abbott Laboratories and subsidiaries (the "Company") for the year ended December 31, 2013, and have issued our report thereon dated February 21, 2014 (February 27, 2015 as to Note 3), which report relating to the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the retrospective adjustment to reflect the developed markets branded generics pharmaceuticals and the animal health businesses as discontinued operations and the distribution of the shares of AbbVie Inc. to the Company's shareholders; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in Item 15 for the year ended December 31, 2013. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 21, 2014

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2015

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

2.5	*Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated February 2, 2016.
3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective April 27, 2012, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 17, 2012.
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

10-K Exhibit Table Item No.
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
4.11

* Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.12	*Form of 2.000% Note due 2020, filed as Exhibit 99.4 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.
4.13	*Form of 2.550% Note due 2022, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.
4.14	*Form of 2.950% Note due 2025, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.
4.15

*Actions of the Authorized Officers with respect to Abbott's 2.000% Notes, 2.550% Notes and 2.950% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.5	*The 1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.8

*The Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

10.9	*Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.10	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
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
10.58

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.59

*Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2016, filed as Exhibit 10.59 to the 2014 Abbott Laboratories Annual Report on Form 10-K.

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
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 19, 2016, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders' Investment; and (vi) the notes to the consolidated financial statements.

The 2016 Abbott Laboratories Proxy Statement will be filed with the Securities and Exchange Commission under separate cover on or about March 18, 2016.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.