Form 10-Q
period 2016-03-31
ABBOTT LABORATORIES
filed 2016-05-04
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, Abbott Laboratories had 1,469,152,033 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2016	2015
Net sales	$4,885	$4,897

Cost of products sold, excluding amortization of intangible assets	2,140	2,081
Amortization of intangible assets	144	156
Research and development	379	313
Selling, general and administrative	1,698	1,737
Total operating cost and expenses	4,361	4,287

Operating earnings	524	610

Interest expense	58	37
Interest (income)	(33)	(21)
Net foreign exchange loss (gain)	478	(54)
Other (income) expense, net	19	(5)
Earnings from continuing operations before tax	2	653
Tax (benefit) expense on earnings from continuing operations	(54)	124
Earnings from continuing operations	56	529

Earnings from discontinued operations, net of tax	244	26
Gain on sale of discontinued operations, net of tax	16	1,737
Net earnings from discontinued operations, net of tax	260	1,763

Net Earnings	$316	$2,292

Basic Earnings Per Common Share —
Continuing operations	$0.04	$0.35
Discontinued operations	0.17	1.17
Net earnings	$0.21	$1.52

Diluted Earnings Per Common Share —
Continuing operations	$0.04	$0.35
Discontinued operations	0.17	1.16
Net earnings	$0.21	$1.51

Cash Dividends Declared Per Common Share	$0.26	$0.24

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,477,332	1,504,995
Dilutive Common Stock Options	6,341	10,542
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,483,673	1,515,537

Outstanding Common Stock Options Having No Dilutive Effect	5,881	5,263

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2016	2015
Net earnings	$316	$2,292

Foreign currency translation gain (loss) adjustments	421	(911)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $9 in 2016 and $15 in 2015	18	31
Unrealized (losses) gains on marketable equity securities, net of taxes of nil in 2016 and $88 in 2015	(543)	173
Net (losses) gains for derivative instruments designated as cash flow hedges, net of taxes of $(22) in 2016 and $7 in 2015	(89)	26
Other comprehensive (loss)	(193)	(681)
Comprehensive Income	$123	$1,611

	March 31,	December 31,
	2016	2015
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,408)	$(4,829)
Net actuarial (losses) and prior service (cost) and credits	(1,940)	(1,958)
Cumulative unrealized (losses) gains on marketable equity securities	(478)	65
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(25)	64

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,334	$5,001
Short-term investments	623	1,124
Trade receivables, less allowances of $350 in 2016 and $337 in 2015	3,430	3,418
Inventories:
Finished products	1,980	1,744
Work in process	306	316
Materials	500	539
Total inventories	2,786	2,599
Prepaid expenses and other receivables	2,157	1,908
Current assets held for disposition	76	105
Total Current Assets	12,406	14,155
Investments	3,552	4,041
Property and equipment, at cost	12,709	12,383
Less: accumulated depreciation and amortization	6,873	6,653
Net property and equipment	5,836	5,730
Intangible assets, net of amortization	5,458	5,562
Goodwill	9,775	9,638
Deferred income taxes and other assets	2,608	2,119
Non-current assets held for disposition	2	2
	$39,637	$41,247
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,610	$3,127
Trade accounts payable	1,053	1,081
Salaries, wages and commissions	606	746
Other accrued liabilities	3,118	3,043
Dividends payable	382	383
Income taxes payable	261	430
Current portion of long-term debt	3	3
Current liabilities held for disposition	360	373
Total Current Liabilities	8,393	9,186
Long-term debt	5,977	5,871
Post-employment obligations, deferred income taxes and other long-term liabilities	4,425	4,864
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2016: 1,704,495,344; 2015: 1,702,017,390	12,744	12,734
Common shares held in treasury, at cost - Shares: 2016: 235,343,311; 2015: 229,352,338	(10,825)	(10,622)
Earnings employed in the business	25,654	25,757
Accumulated other comprehensive income (loss)	(6,851)	(6,658)
Total Abbott Shareholders’ Investment	20,722	21,211
Noncontrolling Interests in Subsidiaries	120	115
Total Shareholders’ Investment	20,842	21,326
	$39,637	$41,247

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2016	2015
Cash Flow From (Used in) Operating Activities:
Net earnings	$316	$2,292
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	203	215
Amortization of intangible assets	144	156
Share-based compensation	152	148
Impact of currency devaluation	477	—
Gain on sale of discontinued operations	(25)	(2,821)
Trade receivables	(4)	(90)
Inventories	(95)	(128)
Other, net	(1,261)	230
Net Cash (Used in) From Operating Activities	(93)	2

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(243)	(235)
Proceeds from business disposition	25	230
Sales (purchases) of investment securities, net	446	(213)
Other	(2)	13
Net Cash From (Used in) Investing Activities	226	(205)

Cash Flow From (Used in) Financing Activities:
Net (repayments of) short-term debt and other	(583)	(1,471)
Proceeds from the issuance of long-term debt	—	2,485
Repayments of long-term debt	(7)	(10)
Payment of contingent consideration	(25)	—
Purchases of common shares	(519)	(1,346)
Proceeds from stock options exercised, including income tax benefit	87	156
Dividends paid	(385)	(364)
Net Cash (Used in) Financing Activities	(1,432)	(550)

Effect of exchange rate changes on cash and cash equivalents	(368)	(84)

Net Decrease in Cash and Cash Equivalents	(1,667)	(837)
Cash and Cash Equivalents, Beginning of Year	5,001	4,063
Cash and Cash Equivalents, End of Period	$3,334	$3,226

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2015.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

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

On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc.  Abbott received cash proceeds of $230 million and reported an after-tax gain on the sale of approximately $130 million in the first quarter of 2015. In the first quarter of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of this business and reported an after-tax gain on the sale of discontinued operations of $16 million.

As a result of the disposition of the above businesses, the operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of tax line in the Condensed Consolidated Statement of Earnings. The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses up to the date of disposition are included in Abbott’s Condensed Consolidated Statement of Cash Flows.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $282 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations reflect the recognition of a net tax benefit of $244 million and $13 million in the first quarter of 2016 and 2015, respectively, as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The following table summarizes the components of discontinued operations:

	Three Months Ended March 31
(in millions)	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$256
AbbVie	—	—
Total	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$25
AbbVie	—	—
Total	$(3)	$25
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$12
AbbVie	(244)	(13)
Total	$(247)	$(1)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$—	$13
AbbVie	244	13
Total	$244	$26

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first quarter of 2015 resulted in the recognition of a pretax gain of $2.821 billion, tax expense of $1.084 billion and an after-tax gain of $1.737 billion.

The assets and liabilities held for disposition as of March 31, 2016 and December 31, 2015, relate to the AbbVie businesses.  The following is a summary of the assets and liabilities held for disposition:

(in millions)	March 31, 2016	December 31, 2015
Cash and Trade receivables, net	$44	$54
Total inventories	29	43
Prepaid expenses and other receivables	3	8
Current assets held for disposition	76	105
Net property and equipment	2	1
Deferred income taxes and other assets	—	1
Non-current assets held for disposition	2	2
Total assets held for disposition	$78	$107

Trade accounts payable	$357	$359
Salaries, wages, commissions and other accrued liabilities	3	14
Current liabilities held for disposition	360	373
Post-employment obligations, deferred income taxes and other long-term liabilities	—	—
Total liabilities held for disposition	$360	$373

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2016 and 2015 were $55 million and $526 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2016 and 2015 were $315 million and $2,281 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2016 and 2015 includes the effects of contributions to defined benefit plans of $491 million and $529 million, respectively, and the post-employment medical and dental benefit plans of $9 million in 2016 and $24 million in 2015. The first quarter of 2016 also includes the non-cash impact of approximately $390 million of net tax benefits primarily associated with the resolution of various tax positions from prior years, as well as cash taxes paid of approximately $125 million related to the disposition of businesses. The first quarter of 2015 includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first quarter of 2016 reduced Abbott’s cash by approximately $405 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott expects to use the DICOM rate for the remainder of 2016 to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  After the revaluation, as of March 31, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of March 31, 2016 and December 31, 2015 are as follows:

Long-term Investments	March 31,	December 31,
(in millions)	2016	2015
Equity securities	$3,500	$4,014
Other	52	27
Total	$3,552	$4,041

Note 4 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance at December 31, 2015 and 2014	$(4,829)	$(2,924)	$(1,958)	$(2,229)	$65	$1	$64	$99
Impact of business dispositions	—	108	—	19	—	—	—	—
Other comprehensive (loss) income before reclassifications	421	(911)	—	—	(543)	173	(58)	43
Amounts reclassified from accumulated other comprehensive income	—	—	18	31	—	—	(31)	(17)
Net current period comprehensive income (loss)	421	(911)	18	31	(543)	173	(89)	26
Balance at March 31	$(4,408)	$(3,727)	$(1,940)	$(2,179)	$(478)	$174	$(25)	$125

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; gains (losses) on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost is included as a component of net periodic benefit plan costs; see Note 11 for additional details.

Note 5 — Business Acquisitions

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, other assets of approximately $13 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $70 million. The preliminary allocations of the fair value of this acquisition will be finalized when the valuation is completed.

Had this acquisition taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere). With annual sales of approximately $2.5 billion, Alere is a global leader in point of care diagnostics.  The acquisition, which is expected to significantly advance Abbott’s global diagnostics presence and leadership, is subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On March 15, 2016, Alere filed a Form 8-K stating that it will not be able to file its 2015 Form 10-K until it completes its analysis of the timing of revenue recognition in Africa and China.  In its Form 8-K, Alere also stated

that it does not expect to mail a definitive proxy statement related to obtaining the Alere shareholders’ approval of the acquisition by Abbott until after Alere files its 2015 Form 10-K.  On May 2, 2016, Abbott and Alere received a request for additional information from the United States Federal Trade Commission (FTC) relating to Abbott’s potential acquisition of Alere. The effect of this request, which was issued under the Hart-Scott Rodino (HSR) Antitrust Improvements Act of 1976, as amended, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and Alere have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC.

Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere’s net debt, currently $2.6 billion, will be assumed or refinanced by Abbott.  In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere.  While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.775 billion at March 31, 2016 and $9.638 billion at December 31, 2015. Foreign currency translation adjustments increased goodwill by approximately $127 million in the first quarter of 2016. There was no purchase price allocation adjustments associated with recent acquisitions made during the quarter. The amount of goodwill related to reportable segments at March 31, 2016 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $450 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.9 billion as of March 31, 2016 and $10.8 billion as of December 31, 2015, and accumulated amortization was $5.8 billion as of March 31, 2016 and $5.7 billion as of December 31, 2015. Foreign currency translation adjustments increased intangible assets by $55 million during the quarter. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $403 million and $419 million as of March 31, 2016 and December 31, 2015, respectively. In the first quarter of 2016, Abbott recorded an impairment of a $43 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $580 million in 2016, $560 million in 2017, $520 million in 2018, $490 million in 2019 and $480 million in 2020. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 14 years).

Note 7 — Restructuring Plans

In 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first three months of 2016, charges of approximately $7 million were recognized, of which approximately $1 million is recorded as Cost of products sold and approximately $6 million as Selling, general and administrative expense. The following summarizes the activity for the first three months of 2016 related to these restructuring actions and the status of the related accrual as of March 31, 2016:

(in millions)
Accrued balance at December 31, 2015	$100
Restructuring charges recorded in 2016	7
Payments and other adjustments	(13)
Accrued balance at March 31, 2016	$94

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first three months of 2016, charges of approximately $9 million were recognized as Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first three months of 2016 related to these restructuring actions and the status of the related accrual as of March 31, 2016:

(in millions)
Accrued balance at December 31, 2015	$88
Restructuring charges recorded in 2016	9
Payments and other adjustments	(29)
Accrued balance at March 31, 2016	$68

In 2013 and prior years, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs and improve efficiencies in its worldwide pharmaceutical, vascular and core diagnostics businesses as well as selected domestic and international commercial and research and development operations.  The following summarizes the activity for the first three months of 2016 related to these restructuring actions and the status of the related accrual as of March 31, 2016:

(in millions)
Accrued balance at December 31, 2015	$11
Payments and other adjustments	(2)
Accrued balance at March 31, 2016	$9

Note 8 — Incentive Stock Programs

In the first three months of 2016, Abbott granted 7,672,867 stock options, 776,510 restricted stock awards and 7,052,568 restricted stock units under its incentive stock programs.  At March 31, 2016, approximately 56 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2016 is as follows:

	Outstanding	Exercisable
Number of shares	39,237,036	26,260,859
Weighted average remaining life (years)	5.6	3.8
Weighted average exercise price	$33.59	$29.89
Aggregate intrinsic value (in millions)	$355	$324

The total unrecognized share-based compensation cost at March 31, 2016 amounted to approximately $322 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $2.3 billion at March 31, 2016 and $2.4 billion at December 31, 2015 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2016 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At March 31, 2016 and December 31, 2015, Abbott held the gross notional amount of $15.3 billion and $14.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $471 million and approximately $439 million as of March 31, 2016 and December 31, 2015, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at March 31, 2016 and December 31, 2015 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2016 and December 31, 2015:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2016	Dec. 31, 2015	Balance Sheet Caption	March 31, 2016	Dec. 31, 2015	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$217	$116	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts:
Hedging instruments	27	64	Prepaid expenses and other receivables	63	18	Other accrued liabilities
Others not designated as hedges	158	115	Prepaid expenses and other receivables	154	84	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	471	439	Short-term borrowings
	$402	$295		$688	$541

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2016 and 2015 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2016 and 2015 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2016	2015	2016	2015	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(58)	$43	$31	$17	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(32)	3	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	101	49	Interest expense

Gains of $141 million and $16 million were recognized in the first three months of 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange loss (gain) line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2016 and December 31, 2015 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$3,500	$3,500	$4,014	$4,014
Other	52	54	27	30
Total Long-term Debt	(5,980)	(6,621)	(5,874)	(6,337)
Foreign Currency Forward Exchange Contracts:
Receivable position	185	185	179	179
(Payable) position	(217)	(217)	(102)	(102)
Interest Rate Hedge Contracts:
Receivable position	217	217	116	116

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

	Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2016:
Equity securities	$3,245	$3,245	$—	$—
Interest rate swap derivative financial instruments	217	—	217	—
Foreign currency forward exchange contracts	185	—	185	—
Total Assets	$3,647	$3,245	$402	$—

Fair value of hedged long-term debt	$4,242	$—	$4,242	$—
Foreign currency forward exchange contracts	217	—	217	—
Contingent consideration related to business combinations	161	—	—	161
Total Liabilities	$4,620	$—	$4,459	$161

December 31, 2015:
Equity securities	$3,780	$3,780	$—	$—
Interest rate swap derivative financial instruments	116	—	116	—
Foreign currency forward exchange contracts	179	—	179	—
Total Assets	$4,075	$3,780	$295	$—

Fair value of hedged long-term debt	$4,135	$—	$4,135	$—
Foreign currency forward exchange contracts	102	—	102	—
Contingent consideration related to business combinations	173	—	—	173
Total Liabilities	$4,410	$—	$4,237	$173

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

The following table summarizes the available-for-sale equity securities in an unrealized loss position:

(in millions)	March 31, 2016	December 31, 2015
Fair value of securities in an unrealized loss position	$3,233	$—
Unrealized gross losses	372	—

Available-for-sale securities are periodically assessed for other-than-temporary impairment losses.  The unrealized losses relate to the holding of Mylan N.V. ordinary shares, which have been in an unrealized loss position for less than three months at March 31, 2016.  Factors considered in assessing other-than-temporary impairment losses include the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, Abbott’s intent and ability to retain the securities for a period of time sufficient to allow for recovery in fair value, overall market conditions, and industry and company specific factors.  Based on that evaluation and Abbott’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Abbott does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $35 million to $50 million. The recorded accrual balance at March 31, 2016 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Service cost - benefits earned during the period	$67	$82	$7	$9
Interest cost on projected benefit obligations	73	79	12	15
Expected return on plan assets	(141)	(129)	(9)	(10)
Net amortization of:
Actuarial loss, net	32	47	6	9
Prior service cost (credit)	—	—	(11)	(12)
Total cost	31	79	5	11
Less: Discontinued operations	—	1	—	—
Net cost — continuing operations	$31	$78	$5	$11

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2016 and 2015, $491 million and $529 million, respectively, were contributed to defined benefit plans and $9 million and $24 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $140 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first quarter of 2016 reflects the recognition of $247 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million. In the first quarter of 2015, tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U.S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first quarter of 2015 also reflects the recognition of $13 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $100 million to $200 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2012 are settled except for one issue.

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

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2016	2015	2016	2015
Established Pharmaceutical Products	$888	$897	$148	$167
Nutritional Products	1,671	1,669	342	350
Diagnostic Products	1,118	1,093	267	276
Vascular Products	685	698	247	284
Total Reportable Segments	4,362	4,357	1,004	1,077
Other	523	540
Net Sales	$4,885	$4,897
Corporate functions and benefit plans costs			(81)	(117)
Non-reportable segments			(2)	55
Net interest expense			(25)	(16)
Share-based compensation (a)			(152)	(148)
Amortization of intangible assets			(144)	(156)
Other, net (b)			(598)	(42)
Earnings from continuing operations before taxes			$2	$653

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         The increase in Other, net was primarily driven by the $477 million foreign currency loss related to operations in Venezuela and the $43 million impairment of an in-process research and development project related to a non-reportable segment.

Note 14 — Subsequent Event

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $43.93, which reflects the five-day volume weighted average price ending on April 26, 2016, this represents a value of $85 per common share at a total expected equity value of $25 billion. St. Jude Medical’s net debt of approximately $5.7 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s primary products are nutritional products, branded generic pharmaceuticals, diagnostic testing products and vascular products.

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	March 31, 2016	March 31, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$888	$897	(1.0)%	(12.0)%	11.0%
Nutritional Products	1,671	1,669	0.1	(4.2)	4.3
Diagnostic Products	1,118	1,093	2.3	(4.6)	6.9
Vascular Products	685	698	(1.9)	(2.8)	0.9
Total Reportable Segments	4,362	4,357	0.1	(5.7)	5.8
Other	523	540	(3.1)	(3.0)	(0.1)
Net Sales from Continuing Operations	$4,885	$4,897	(0.2)	(5.3)	5.1

Total U.S.	$1,531	$1,502	1.9	—	1.9

Total International	$3,354	$3,395	(1.2)	(7.8)	6.6

Net sales growth in 2016 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 7.8 percent and total sales by 5.3 percent. Excluding the unfavorable impact of foreign exchange, total net sales increased 5.1 percent in 2016, driven by higher revenues in the Established Pharmaceutical, Nutritional and Diagnostic Products segments.  High single digit growth in emerging market sales contributed to the 6.6 percent increase in total international sales excluding the impact of foreign exchange for the first quarter of 2016.

The table below provides detail by sales category for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2016	March 31, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$634	$655	(3.2)%	(15.1)%	11.9%
Other Emerging Markets	254	242	4.9	(3.7)	8.6

Nutritionals —
International Pediatric Nutritionals	564	577	(2.3)	(6.4)	4.1
U.S. Pediatric Nutritionals	403	385	4.7	—	4.7
International Adult Nutritionals	388	407	(4.6)	(8.2)	3.6
U.S. Adult Nutritionals	316	300	5.2	—	5.2

Diagnostics —
Immunochemistry	847	821	3.1	(5.2)	8.3

Vascular Products (1) —
Coronary Devices	530	541	(2.0)	(2.9)	0.9
Endovascular	133	125	6.4	(2.6)	9.0

(1)         Coronary Devices include DES/BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products. Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 11.9 percent compared to the first quarter of 2015 due to continued double-digit growth in India and above-market growth in China and several countries in Latin America. India comprises more than 20 percent of Established Pharmaceutical Product sales.

Excluding the effect of foreign exchange, the 4.1 percent increase in International Pediatric Nutritional sales was primarily driven by market share expansion of the Eleva™ product in the premium segment of the Chinese infant formula market and continued growth in Russia and across several countries in Latin America. In the U.S., the 4.7 percent increase in Pediatric Nutritional sales reflects recent infant and toddler product launches including Similac® Advance® Non-GMO and Go & Grow® by Similac® Non-GMO. Excluding the effect of foreign exchange, the 3.6 percent increase in International Adult Nutritional sales reflects continued strong growth of Ensure® and Glucerna® in Latin America and other emerging markets. In the U.S., the 5.2 percent increase in Adult Nutritional sales was driven by the growth of Ensure® in the retail and institutional market segments.

Excluding the effect of foreign exchange, the 6.9 percent increase in Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally, including double-digit growth for Core Laboratory in emerging markets. In the Vascular Products segment, double digit growth in sales of Abbott’s MitraClip® structural heart device for the treatment of mitral regurgitation was partially offset by lower sales of DES products. The increase in the Endovascular business was driven by higher Supera® and vessel closure sales.

The gross profit margin percentage was 53.2 percent for the first quarter 2016 compared to 54.3 percent for the first quarter 2015.  The decrease primarily reflects the impact of unfavorable foreign exchange in the nutritional, diagnostic, and vascular businesses.

Research and development expenses increased by $66 million, or 21.0 percent, in the first quarter of 2016 due primarily to the impairment of an in-process research and development asset related to a non-reportable segment. For the three months ended March 31, 2016, research and development expenditures totaled $61 million for the Vascular Products segment, $120 million for the Diagnostic Products segment, $31 million for the Established Pharmaceutical Products segment and $51 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter of 2016 decreased 2.3 percent due primarily to the impact of cost improvement initiatives and the favorable impact of foreign exchange.

Business Acquisitions

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The preliminary allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, other assets of approximately $13 million, net deferred tax liabilities of approximately $80 million, and contingent consideration of approximately $70 million. The preliminary allocations of the fair value of this acquisition will be finalized when the valuation is completed.

Had this acquisition taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere). With annual sales of approximately $2.5 billion, Alere is a global leader in point of care diagnostics.  The acquisition, which is expected to significantly advance Abbott’s global diagnostics presence and leadership, is subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On March 15, 2016, Alere filed a Form 8-K stating that it will not be able to file its 2015 Form 10-K until it completes its analysis of the timing of revenue recognition in Africa and China.  In its Form 8-K, Alere also stated that it does not expect to mail a definitive proxy statement related to obtaining the Alere shareholders’ approval of the acquisition by Abbott until after Alere files its 2015 Form 10-K.  On May 2, 2016, Abbott and Alere received a request for additional information from the United States Federal Trade Commission (FTC) relating to Abbott’s potential acquisition of Alere. The effect of this request, which was issued under the Hart-Scott Rodino (HSR) Antitrust Improvements Act of 1976, as amended, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and Alere have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC.

Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere’s net debt, currently $2.6 billion, will be assumed or refinanced by Abbott.  In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere.  While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $43.93, which reflects the five-day volume weighted average price ending on April 26, 2016, this represents a value of $85 per common share at a total expected equity value of $25 billion. St. Jude Medical’s net debt of approximately $5.7 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Restructuring Plans

The results for the first three months of 2016 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $16 million in the first three months of 2016 related to these initiatives. Approximately $1 million is recognized in Cost of products sold and approximately $15 million is recognized in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $9 million in the first quarter of 2016 compared to 2015 due to higher interest expense in 2016 associated with the long-term debt issued in March of 2015 as well as higher interest rates on short-term borrowings.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $140 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first quarter of 2016 reflects the recognition of $247 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million. In the first quarter of 2015, tax expense related to discontinued operations includes $665 million of tax expense on certain current-year funds earned outside the U.S. that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first quarter of 2015 also reflects the recognition of $13 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $100 million to $200 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2012 are settled except for one issue.

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $282 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations reflect the recognition of a net tax benefit of $244 million and $13 million in the first quarter of 2016 and 2015, respectively, as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Discontinued Operations

As a result of the disposition of Abbott’s developed markets branded generics pharmaceuticals and animal health businesses, the current and prior years’ operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from discontinued operations, net of tax line in the Condensed Consolidated Statement of Earnings. The cash flows associated with the developed markets branded generics pharmaceuticals and animal health businesses are included in Abbott’s Condensed Consolidated Statement of Cash Flows up to the date of disposition.

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended March 31
(in millions)	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$256
AbbVie	—	—
Total	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$25
AbbVie	—	—
Total	$(3)	$25
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$12
AbbVie	(244)	(13)
Total	$(247)	$(1)
Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$—	$13
AbbVie	244	13
Total	$244	$26

In the first quarter of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million. The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first quarter of 2015 resulted in the recognition of a pretax gain of $2.821 billion, tax expense of $1.084 billion and an after-tax gain of $1.737 billion.

The assets and liabilities held for disposition as of March 31, 2016 and December 31, 2015, relate to the AbbVie businesses. The following is a summary of the assets and liabilities held for disposition:

(in millions)	March 31, 2016	December 31, 2015
Cash and Trade receivables, net	$44	$54
Total inventories	29	43
Prepaid expenses and other receivables	3	8
Current assets held for disposition	76	105
Net property and equipment	2	1
Deferred income taxes and other assets	—	1
Non-current assets held for disposition	2	2
Total assets held for disposition	$78	$107

Trade accounts payable	$357	$359
Salaries, wages, commissions and other accrued liabilities	3	14
Current liabilities held for disposition	360	373
Post-employment obligations, deferred income taxes and other long-term liabilities	—	—
Total liabilities held for disposition	$360	$373

Liquidity and Capital Resources March 31, 2016 Compared with December 31, 2015

The reduction of cash and cash equivalents from $5.0 billion at December 31, 2015 to $3.3 billion at March 31, 2016 reflects repayment of short-term debt, pension contributions, share repurchases and the Venezuela foreign currency loss, as well as dividends paid in the quarter.

Net cash used in operating activities for the first three months of 2016 totaled $93 million. Other, net in Net cash used in operating activities for the first three months of 2016 of $1.3 billion includes contributions to defined benefit pension plans of $491 million as well as approximately $125 million of cash taxes paid related to the disposition of businesses. Other, net also includes the non-cash impact of approximately $390 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. In the first three months of 2015, Other, net in Net cash from operating activities included the contributions to defined benefit pension plans of $529 million, as well as approximately $55 million related to cost reduction and business disposal activities. Other, net also included the non-cash impact of $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first quarter of 2016 reduced Abbott’s cash by approximately $405 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $4.0 billion at March 31, 2016 and $5.0 billion at December 31, 2015.  The $1.0 billion decrease in working capital in 2016 is primarily due to the reduction in Cash and cash equivalents and Short-term investments driven by pension contributions, share repurchases, the Venezuela foreign currency loss and dividends paid.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for less than 1% of Abbott’s total assets and 8% of total net trade receivables as of March 31, 2016 as compared to less than 1% of total assets and 7% of total net receivables as of December 31, 2015.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries. Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first three months of 2016.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott expects to use the DICOM rate for the remainder of 2016 to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  After the revaluation, as of March 31, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At March 31, 2016, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service. As a result of Abbott’s announced agreements to acquire Alere and St. Jude Medical, Abbott’s credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance these acquisitions. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time. The 2014 authorization was in addition to the $512 million unused portion of a previous program announced in June 2013. In the first three months of 2016, Abbott repurchased 10.4 million shares at a cost of $408 million under the program authorized in 2014. In the first three months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.

In the first quarter of 2016, Abbott declared a dividend of $0.26 per share on its common shares, which represents an 8% increase over the $0.24 per share dividend declared in the first quarter of 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows.  The standard becomes effective for Abbott beginning in the first quarter of 2017 and early adoption is permitted. Abbott does not anticipate that the new guidance will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases on the balance sheet. The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Adoption requires application of the new guidance for all periods presented. Abbott is currently evaluating the impact the new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is currently evaluating the effect, if any, that the standard will have on its consolidated financial statements and related disclosures.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2015 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2015 Annual Report on Form 10-K.

PART I.                            FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $3.2 billion as of March 31, 2016 and $3.8 billion as of December 31, 2015. The decrease is due primarily to a decrease in the share price of the shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at March 31, 2016. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at March 31, 2016 by approximately $650 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2016, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 — January 31, 2016	190,519	(1)	$40.630	—	$1,333,561,834	(2)
February 1, 2016 — February 29, 2016	3,510,333	(1)	$39.065	3,450,000	$1,198,687,909	(2)
March 1, 2016 — March 31, 2016	6,951,412	(1)	$39.361	6,950,000	$925,131,209	(2)
Total	10,652,264	(1)	$39.286	10,400,000	$925,131,209	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 190,519 in January, 60,333 in February, and 1,412 in March; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in January, 0 in February, and 0 in March.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

Item 5.                                 Other Information

On May 2, 2016, Abbott and Alere Inc. (“Alere”) received a request for additional information (a “second request”) from the United States Federal Trade Commission (the “FTC”) relating to Abbott’s potential acquisition of Alere.  The second request was issued under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”).  The effect of the second request is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and Alere have substantially complied with the second request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC.

Item 6.                                 Exhibits

Incorporated by reference to the Exhibit Index included herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Senior Vice President, Finance
and Chief Financial Officer

Date: May 4, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated February 2, 2016.

12	Statement re: Computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.