Form 10-Q
period 2016-06-30
ABBOTT LABORATORIES
filed 2016-08-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, Abbott Laboratories had 1,469,995,415 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$5,333	$5,170	$10,218	$10,067

Cost of products sold, excluding amortization of intangible assets	2,287	2,218	4,427	4,299
Amortization of intangible assets	145	151	289	307
Research and development	348	345	727	658
Selling, general and administrative	1,737	1,727	3,435	3,464
Total operating cost and expenses	4,517	4,441	8,878	8,728

Operating earnings	816	729	1,340	1,339

Interest expense	103	44	161	81
Interest (income)	(20)	(27)	(53)	(48)
Net foreign exchange loss (gain)	10	5	488	(49)
Other expense (income), net	8	(279)	27	(284)
Earnings from continuing operations before taxes	715	986	717	1,639
Taxes on earnings from continuing operations	116	200	62	324
Earnings from continuing operations	599	786	655	1,315

Earnings (loss) from discontinued operations, net of tax	16	(1)	260	25
Gain (loss) on sale of discontinued operations, net of tax	—	(1)	16	1,736
Net earnings (loss) from discontinued operations, net of tax	16	(2)	276	1,761

Net Earnings	$615	$784	$931	$3,076

Basic Earnings Per Common Share —
Continuing operations	$0.40	$0.52	$0.44	$0.87
Discontinued operations	0.01	—	0.19	1.17
Net earnings	$0.41	$0.52	$0.63	$2.04

Diluted Earnings Per Common Share —
Continuing operations	$0.40	$0.52	$0.44	$0.87
Discontinued operations	0.01	—	0.19	1.16
Net earnings	$0.41	$0.52	$0.63	$2.03

Cash Dividends Declared Per Common Share	$0.26	$0.24	$0.52	$0.48

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,474,504	1,493,771	1,476,161	1,500,285
Dilutive Common Stock Options	5,988	10,444	6,165	10,676

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,480,492	1,504,215	1,482,326	1,510,961

Outstanding Common Stock Options Having No Dilutive Effect	5,673	658	5,673	658

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net Earnings	$615	$784	$931	$3,076
Foreign currency translation (loss) gain adjustments	(104)	84	317	(827)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $(12) and $(3) in 2016 and $10 and $25 in 2015	(47)	22	(29)	53
Unrealized gains (losses) on marketable equity securities, net of taxes of nil in 2016 and $256 and $344 in 2015	(213)	522	(756)	695
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(2) and $(24) in 2016 and $(6) and nil in 2015	(8)	(25)	(97)	1
Other comprehensive income (loss)	(372)	603	(565)	(78)
Comprehensive Income	$243	$1,387	$366	$2,998

			June 30, 2016	December 31, 2015
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments			$(4,512)	$(4,829)
Net actuarial (losses) and prior service cost and credits			(1,987)	(1,958)
Cumulative unrealized (losses) gains on marketable equity securities			(691)	65
Cumulative (losses) gains on derivative instruments designated as cash flow hedges and other			(33)	64

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,578	$5,001
Short-term investments	1,860	1,124
Trade receivables, less allowances of $347 in 2016 and $337 in 2015	3,567	3,418
Inventories:
Finished products	1,865	1,744
Work in process	340	316
Materials	608	539
Total inventories	2,813	2,599
Prepaid expenses and other receivables	2,104	1,908
Current assets held for disposition	66	105
Total Current Assets	12,988	14,155
Investments	3,339	4,041
Property and equipment, at cost	12,712	12,383
Less: accumulated depreciation and amortization	6,886	6,653
Net property and equipment	5,826	5,730
Intangible assets, net of amortization	5,311	5,562
Goodwill	9,752	9,638
Deferred income taxes and other assets	2,613	2,119
Non-current assets held for disposition	2	2
	$39,831	$41,247
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,892	$3,127
Trade accounts payable	1,153	1,081
Salaries, wages and commissions	717	746
Other accrued liabilities	2,931	3,043
Dividends payable	383	383
Income taxes payable	232	430
Current portion of long-term debt	4	3
Current liabilities held for disposition	361	373
Total Current Liabilities	8,673	9,186
Long-term debt	6,016	5,871
Post-employment obligations, deferred income taxes and other long-term liabilities	4,347	4,864
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2016: 1,705,266,590; 2015: 1,702,017,390	12,835	12,734
Common shares held in treasury, at cost — Shares: 2016: 235,271,175; 2015: 229,352,338	(10,821)	(10,622)
Earnings employed in the business	25,884	25,757
Accumulated other comprehensive income (loss)	(7,223)	(6,658)
Total Abbott Shareholders’ Investment	20,675	21,211
Noncontrolling Interests in Subsidiaries	120	115
Total Shareholders’ Investment	20,795	21,326
	$39,831	$41,247

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2016	2015
Cash Flow From (Used in) Operating Activities:
Net earnings	$931	$3,076
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	405	416
Amortization of intangible assets	289	307
Share-based compensation	214	205
Impact of currency devaluation	477	—
Gain on sale of discontinued operations	(25)	(2,820)
Gain on sale of Mylan shares	—	(207)
Trade receivables	(150)	(125)
Inventories	(149)	(210)
Other, net	(1,176)	301
Net Cash From Operating Activities	816	943

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(490)	(451)
Proceeds from business disposition	25	230
Acquisitions of businesses and technologies, net of cash acquired	(7)	(4)
Proceeds from the sale of Mylan shares	—	2,290
Sales (Purchases) of other investment securities, net	(800)	(2,056)
Other	28	28
Net Cash (Used in) From Investing Activities	(1,244)	37

Cash Flow From (Used in) Financing Activities:
Net (repayments of) proceeds from issuance of short-term debt and other	(285)	(1,518)
Proceeds from the issuance of long-term debt	—	2,485
Repayments of long-term debt	(10)	(33)
Payment of debt issuance costs	(132)	—
Payment of contingent consideration	(25)	—
Purchases of common shares	(520)	(1,347)
Proceeds from stock options exercised, including income tax benefit	130	213
Dividends paid	(769)	(724)
Net Cash (Used in) Financing Activities	(1,611)	(924)

Effect of exchange rate changes on cash and cash equivalents	(384)	(71)

Net Decrease in Cash and Cash Equivalents	(2,423)	(15)
Cash and Cash Equivalents, Beginning of Year	5,001	4,063
Cash and Cash Equivalents, End of Period	$2,578	$4,048

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

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

In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  In the second quarter of 2015, Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. The gain was recognized in the Other (income) expense line of the Condensed Consolidated Statement of Earnings.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased to approximately 14%.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the

Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $293 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations in the first six months of 2016 and 2015 reflect the recognition of $263 million and $17 million, respectively, of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The following table summarizes the components of discontinued operations:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$—	$256
AbbVie	—	—	—	—
Total	$—	$—	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$(5)	$(6)	$20
AbbVie	—	—	—	—
Total	$(3)	$(5)	$(6)	$20
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$(3)	$12
AbbVie	(19)	(4)	(263)	(17)
Total	$(19)	$(4)	$(266)	$(5)
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$(5)	$(3)	$8
AbbVie	19	4	263	17
Total	$16	$(1)	$260	$25

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first six months of 2015 resulted in the recognition of a pretax gain of $2.820 billion, tax expense of $1.084 billion and an after-tax gain of $1.736 billion.

The assets and liabilities held for disposition as of June 30, 2016 and December 31, 2015, relate to the AbbVie businesses. The following is a summary of the assets and liabilities held for disposition:

(in millions)	June 30, 2016	December 31, 2015
Cash and Trade receivables, net	$41	$54
Total inventories	20	43
Prepaid expenses and other receivables	5	8
Current assets held for disposition	66	105
Net property and equipment	1	1
Deferred income taxes and other assets	1	1
Non-current assets held for disposition	2	2
Total assets held for disposition	$68	$107

Trade accounts payable	$360	$359
Salaries, wages, commissions and other accrued liabilities	1	14
Current liabilities held for disposition	361	373
Post-employment obligations, deferred income taxes and other long-term liabilities	—	—
Total liabilities held for disposition	$361	$373

Note 3 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2016 and 2015 were $597 million and $783 million, respectively and for the six months ended June 30, 2016 and 2015 were $652 million and $1.3 billion, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2016 and 2015 were $612 million and $780 million, respectively, and for the six months ended June 30, 2016 and 2015 were $927 million and $3.1 billion, respectively.

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

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2016 and 2015 includes the effects of contributions to defined benefit plans of $524 million and $547 million, respectively, and to the post-employment medical and dental benefit plans of $9 million and $24 million, respectively. The first six months of 2016 also includes the non-cash impact of approximately $410 million of net tax benefits primarily associated with the resolution of various tax positions from prior years, as well as cash taxes paid of approximately $140 million related to the disposition of businesses. The first six months of 2015 includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first six months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of June 30, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of June 30, 2016 and December 31, 2015 are as follows:

Long-term Investments	June 30,	December 31,
(in millions)	2016	2015
Equity securities	$3,288	$4,014
Other	51	27
Total	$3,339	$4,041

Note 4 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance at March 31	$(4,408)	$(3,727)	$(1,940)	$(2,179)	$(478)	$174	$(25)	$125
Other comprehensive income (loss) before reclassifications	(104)	84	(62)	—	(213)	660	11	5
Amounts reclassified from accumulated other comprehensive income	—	—	15	22	—	(138)	(19)	(30)
Net current period comprehensive income (loss)	(104)	84	(47)	22	(213)	522	(8)	(25)
Balance at June 30	$(4,512)	$(3,643)	$(1,987)	$(2,157)	$(691)	$696	$(33)	$100

	Six Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance at December 31, 2015 and 2014	$(4,829)	$(2,924)	$(1,958)	$(2,229)	$65	$1	$64	$99
Impact of business dispositions	—	108	—	19	—	—	—	—
Other comprehensive income (loss) before reclassifications	317	(827)	(62)	—	(756)	833	(47)	48
Amounts reclassified from accumulated other comprehensive income	—	—	33	53	—	(138)	(50)	(47)
Net current period comprehensive income (loss)	317	(827)	(29)	53	(756)	695	(97)	1
Balance at June 30	$(4,512)	$(3,643)	$(1,987)	$(2,157)	$(691)	$696	$(33)	$100

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

On July 14, 2016, Alere filed a Form 8-K reporting that it had issued a press release announcing certain preliminary unaudited financial information for the fiscal year ended December 31, 2015 and the three months ended March 31, 2016.  In its press release, Alere also stated that it had identified misstatements under U.S. GAAP regarding the timing of revenue recognition in 2013, 2014 and the first three quarters of 2015, and that it expected to file revised 2013 and 2014 financial statements in its 2015 Form 10-K and revised quarterly financial statements for the first three quarters of 2015 in its 2016 quarterly reports when they are filed.  Alere has not disclosed an expected filing date for its 2015 Form 10-K.  The press release also stated that Alere’s management expects to conclude that one or more material weaknesses exist in Alere’s internal control over financial reporting in the areas of revenue recognition and income taxes and that, as a result, internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2015.

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

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On July 11, 2016, Abbott and St. Jude Medical received a request for additional information from the United States FTC relating to Abbott’s potential acquisition of St. Jude Medical. The effect of this request, which was issued under the HSR Act, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and St. Jude Medical have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC.

Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $42.65, which reflects the closing price on July 20, 2016, this represents a value of approximately $84 per common share at a total expected equity value of approximately $25 billion. St. Jude Medical’s net debt of approximately $5.7 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of

St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $9.752 billion at June 30, 2016 and $9.638 billion at December 31, 2015. In the first six months of 2016, foreign currency translation adjustments increased goodwill by approximately $103 million. There was no purchase price allocation adjustments associated with recent acquisitions made during the six months of 2016. The amount of goodwill related to reportable segments at June 30, 2016 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $451 million for the Diagnostic Products segment, and $2.9 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.9 billion as of June 30, 2016 and $10.8 billion as of December 31, 2015, and accumulated amortization was $6.0 billion as of June 30, 2016 and $5.7 billion as of December 31, 2015.  Foreign currency translation adjustments increased intangible assets by $54 million in the six months of 2016.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $390 million and $419 million as of June 30, 2016 and December 31, 2015, respectively. In the first six months of 2016, Abbott recorded an impairment of a $43 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $580 million in 2016, $560 million in 2017, $520 million in 2018, $490 million in 2019 and $480 million in 2020. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 14 years).

Note 7 — Restructuring Plans

In 2016, 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first six months of 2016, charges of approximately $13 million were recognized, of which approximately $7 million is recognized as Cost of products sold and approximately $6 million as Selling, general and administrative expense. Additional charges of approximately $2 million were recorded primarily for accelerated depreciation.  The following summarizes the activity for the first six months of 2016 related to these restructuring actions and the status of the related accrual as of June 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$100
Restructuring charges recorded in 2016	13
Payments and other adjustments	(25)
Accrued balance at June 30, 2016	$88

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first six months of 2016, charges of approximately $12 million were recognized as Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first six months of 2016 related to these restructuring actions and the status of the related accrual as of June 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$88
Restructuring charges recorded in 2016	12
Payments and other adjustments	(46)
Accrued balance at June 30, 2016	$54

In 2013 and prior years, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs and improve efficiencies in its worldwide pharmaceutical, vascular and core diagnostics businesses as well as selected domestic and international commercial and research and development operations.  The following summarizes the activity for the first six months of 2016 related to these restructuring actions and the status of the related accrual as of June 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$11
Payments and other adjustments	(4)
Accrued balance at June 30, 2016	$7

Note 8 — Incentive Stock Programs

In the first six months of 2016, Abbott granted 7,699,301 stock options, 776,510 restricted stock awards and 7,341,273 restricted stock units under its incentive stock programs.  At June 30, 2016, approximately 56 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at June 30, 2016 is as follows:

	Outstanding	Exercisable
Number of shares	38,184,610	25,540,864
Weighted average remaining life (years)	5.5	3.7
Weighted average exercise price	$33.66	$30.05
Aggregate intrinsic value (in millions)	$260	$252

The total unrecognized share-based compensation cost at June 30, 2016 amounted to approximately $280 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $1.9 billion at June 30, 2016 and $2.4 billion at December 31, 2015 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of June 30, 2016 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2016 and December 31, 2015, Abbott held the gross notional amount of $15.1 billion and $14.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $516 million and approximately $439 million as of June 30, 2016 and December 31, 2015, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at June 30, 2016 and December 31, 2015 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2016 and December 31, 2015:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2016	Dec. 31, 2015	Balance Sheet Caption	June 30, 2016	Dec. 31, 2015	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$261	$116	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts:
Hedging instruments	30	64	Prepaid expenses and other receivables	85	18	Other accrued liabilities
Others not designated as hedges	110	115	Prepaid expenses and other receivables	76	84	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	516	439	Short-term borrowings
	$401	$295		$677	$541

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and six months ended June 30, 2016 and 2015.  The amount of hedge ineffectiveness was not significant in 2016 and 2015 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$7	$5	$(51)	$48	$23	$30	$54	$47	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(45)	11	(77)	14	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	44	(63)	145	(14)	Interest expense

Gains of $20 million and $85 million were recognized in the three months ended June 30, 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $18 million and $101 million were recognized in the six months ended June 30, 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange loss (gain) line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2016 and December 31, 2015 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$3,288	$3,288	$4,014	$4,014
Other	51	54	27	30
Total Long-term Debt	(6,020)	(6,712)	(5,874)	(6,337)
Foreign Currency Forward Exchange Contracts:
Receivable position	140	140	179	179
(Payable) position	(161)	(161)	(102)	(102)
Interest Rate Hedge Contracts:
Receivable position	261	261	116	116

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2016:
Equity securities	$3,030	$3,030	$—	$—
Interest rate swap derivative financial instruments	261	—	261	—
Foreign currency forward exchange contracts	140	—	140	—
Total Assets	$3,431	$3,030	$401	$—

Fair value of hedged long-term debt	$4,280	$—	$4,280	$—
Foreign currency forward exchange contracts	161	—	161	—
Contingent consideration related to business combinations	162	—	—	162
Total Liabilities	$4,603	$—	$4,441	$162

December 31, 2015:
Equity securities	$3,780	$3,780	$—	$—
Interest rate swap derivative financial instruments	116	—	116	—
Foreign currency forward exchange contracts	179	—	179	—
Total Assets	$4,075	$3,780	$295	$—

Fair value of hedged long-term debt	$4,135	$—	$4,135	$—
Foreign currency forward exchange contracts	102	—	102	—
Contingent consideration related to business combinations	173	—	—	173
Total Liabilities	$4,410	$—	$4,237	$173

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

The following table summarizes the available-for-sale equity securities in an unrealized loss position:

(in millions)	June 30, 2016	December 31, 2015
Fair value of securities in an unrealized loss position	$3,016	$—
Unrealized gross losses	589	—

Available-for-sale securities are periodically assessed for other-than-temporary impairment losses.  The unrealized losses relate to the holding of Mylan N.V. ordinary shares, which have been in an unrealized loss position for less than six months at June 30, 2016.  Factors considered in assessing other-than-temporary impairment losses include the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, Abbott’s intent and ability to retain the securities for a period of time sufficient to allow for recovery in fair value, overall market conditions, and industry and company specific factors.  Based on that evaluation and Abbott’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, Abbott does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $35 million to $45 million. The recorded accrual balance at June 30, 2016 for these proceedings and exposures was approximately $40 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 11 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost - benefits earned during the period	$67	$68	$134	$150	$6	$6	$13	$15
Interest cost on projected benefit obligations	73	77	146	156	10	11	22	25
Expected return on plan assets	(143)	(128)	(284)	(257)	(8)	(10)	(17)	(19)
Net amortization of:
Actuarial loss, net	31	42	63	89	3	1	9	10
Prior service cost (credit)	—	—	—	—	(11)	(12)	(22)	(24)
Total Cost	28	59	59	138	—	(4)	5	7
Less: Discontinued operations	—	—	—	1	—	—	—	—
Net cost - continuing operations	$28	$59	$59	$137	$—	$(4)	$5	$7

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2016 and 2015, $524 million and $547 million, respectively, were contributed to defined benefit plans and $9 million and $24 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $145 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first six months of 2016 reflects the recognition of $266 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million. In the first six months of 2015, taxes on earnings from continuing operations include a tax cost of $69 million related to the disposal of shares of Mylan stock.  Taxes on earnings from continuing operations in the first six months of 2015 were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. 2015 tax expense related to discontinued operations includes $665 million of tax expense on certain funds earned outside the U.S. in 2015 that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first six months of 2015 also reflects the recognition of $17 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $35 million.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Established Pharmaceutical Products	$980	$977	$1,868	$1,874	$192	$172	$340	$339
Nutritional Products	1,740	1,717	3,411	3,386	368	389	710	739
Diagnostic Products	1,226	1,177	2,344	2,270	288	304	555	580
Vascular Products	782	722	1,467	1,420	290	280	537	564
Total Reportable Segments	4,728	4,593	9,090	8,950	1,138	1,145	2,142	2,222
Other	605	577	1,128	1,117
Net Sales	$5,333	$5,170	$10,218	$10,067
Corporate functions and benefit plans costs					(94)	(104)	(175)	(221)
Non-reportable segments					52	62	50	117
Net interest expense					(83)	(17)	(108)	(33)
Share-based compensation (a)					(62)	(57)	(214)	(205)
Amortization of intangible assets					(145)	(151)	(289)	(307)
Other, net (b)					(91)	108	(689)	66
Earnings from continuing operations before taxes					$715	$986	$717	$1,639

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the six months ended June 30, 2016, includes $477 million of foreign currency loss related to operations in Venezuela. Other, net for the three months and six months ended June 30, 2015, includes a gain on the sale of a portion of Abbott’s position in Mylan stock and a decrease in the fair value of contingent consideration related to a business acquisition.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$980	$977	0.4%	(9.1)%	9.5%
Nutritional Products	1,740	1,717	1.4	(2.9)	4.3
Diagnostic Products	1,226	1,177	4.1	(1.9)	6.0
Vascular Products	782	722	8.3	(0.6)	8.9
Total Reportable Segments	4,728	4,593	2.9	(3.6)	6.5
Other	605	577	4.9	(0.2)	5.1
Net Sales	$5,333	$5,170	3.2	(3.2)	6.4

Total U.S.	$1,655	$1,592	4.0	—	4.0

Total International	$3,678	$3,578	2.8	(4.7)	7.5

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,868	$1,874	(0.3)%	(10.5)%	10.2%
Nutritional Products	3,411	3,386	0.8	(3.5)	4.3
Diagnostic Products	2,344	2,270	3.2	(3.2)	6.4
Vascular Products	1,467	1,420	3.3	(1.7)	5.0
Total Reportable Segments	9,090	8,950	1.6	(4.6)	6.2
Other	1,128	1,117	1.0	(1.6)	2.6
Net Sales	$10,218	$10,067	1.5	(4.3)	5.8

Total U.S.	$3,186	$3,094	3.0	—	3.0

Total International	$7,032	$6,973	0.8	(6.2)	7.0

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in the second quarter and first six months of 2016 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 4.7 percent and total sales by 3.2 percent in the second quarter. Excluding the unfavorable impact of foreign exchange, total net sales increased 6.4 percent in the second quarter of 2016, driven by higher revenues across all four reportable segments.  High single digit growth in emerging market sales contributed to the 7.5 percent increase in total international sales excluding the impact of foreign exchange for the second quarter of 2016.

The table below provides detail by sales category for the six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2016	June 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,388	$1,380	0.5%	(13.5)%	14.0%
Other Emerging Markets	480	494	(2.6)	(2.2)	(0.4)

Nutritionals —
International Pediatric Nutritionals	1,111	1,144	(2.8)	(5.7)	2.9
U.S. Pediatric Nutritionals	828	786	5.3	—	5.3
International Adult Nutritionals	831	828	0.3	(6.7)	7.0
U.S. Adult Nutritionals	641	628	2.2	—	2.2

Diagnostics —
Immunochemistry	1,784	1,723	3.5	(3.6)	7.1

Vascular Products (1) —
Coronary Devices	1,099	1,099	0.1	(1.7)	1.8
Endovascular	278	257	7.9	(1.8)	9.7

(1)         Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 14.0 percent compared to the first six months of 2015 due to continued growth in India, Russia, China and several countries in Latin America. India comprises more than 20 percent of Established Pharmaceutical Product sales.

Excluding the effect of foreign exchange, the 2.9 percent increase in International Pediatric Nutritional sales was primarily driven by strong performance across several countries in Latin America and Asia. In the U.S., the 5.3 percent increase in Pediatric Nutritional sales reflects recent infant and toddler product launches including Similac® Advance® Non-GMO and Go & Grow® by Similac® Non-GMO. Excluding the effect of foreign exchange, the 7.0 percent increase in International Adult Nutritional sales reflects continued strong growth in Latin America and other emerging markets.  The 2.2 percent increase in U.S. Adult Nutritional sales was driven by the growth of Ensure® in the retail and institutional market segments.

Excluding the effect of foreign exchange, the 6.4 percent increase in total Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally, including double-digit growth for Core Laboratory in emerging markets.  In the Vascular Products segment, double digit growth in sales of Abbott’s MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by lower sales of DES products.  The increase in the Endovascular business was driven by higher Supera and vessel closure sales. Vascular Products sales were also favorably impacted by the resolution of previously disputed third party royalty revenue related to the prior year. Excluding this royalty impact, worldwide sales of Vascular Products would have increased 1.2 percent during the first six months of 2016.

The gross profit margin percentage was 54.4 percent for the second quarter of 2016 compared to 54.2 percent for the second quarter of 2015.  The gross profit margin percentage was 53.8 percent for the first six months of 2016 compared to 54.2 percent for the first six months of 2015. The decrease for the first six months of 2016 primarily reflects the impact of unfavorable foreign exchange in the nutritional, diagnostic, and vascular businesses.

Research and development expenses increased by $3 million, or 0.9 percent, in the second quarter of 2016 due primarily to higher spending across various businesses partially offset by a milestone payment recorded in the prior year, while research and development expenses increased by $69 million, or 10.5 percent, in the first six months of 2016 due primarily to the impairment of an in-process research and development asset related to a non-reportable segment. For the six months ended June 30, 2016, research and development expenditures totaled $124 million for the Vascular Products segment, $255 million for the Diagnostic Products segment, $65 million for the Established Pharmaceutical Products segment and $108 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months of 2016 increased 0.6 percent and decreased 0.8 percent, respectively, as higher spending to support the growth of various products was offset by the impact of cost improvement initiatives and the favorable impact of foreign exchange.

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

On July 14, 2016, Alere filed a Form 8-K reporting that it had issued a press release announcing certain preliminary unaudited financial information for the fiscal year ended December 31, 2015 and the three months ended March 31, 2016.  In its press release, Alere also stated that it had identified misstatements under U.S. GAAP regarding the timing of revenue recognition in 2013, 2014 and the first three quarters of 2015, and that it expected to file revised 2013 and 2014 financial statements in its 2015 Form 10-K and revised quarterly financial statements for the first three quarters of 2015 in its 2016 quarterly reports when they are filed.  Alere has not disclosed an expected filing date for its 2015 Form 10-K.  The press release also stated that Alere’s management expects to conclude that one or more material weaknesses exist in Alere’s internal control over financial reporting in the areas of revenue recognition and income taxes and that, as a result, internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2015.

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

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On July 11, 2016, Abbott and St. Jude Medical received a request for additional information from the United States FTC relating to Abbott’s potential acquisition of St. Jude Medical. The effect of this request, which was issued under the HSR Act, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and St. Jude Medical have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC.

Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $42.65, which reflects the closing price on July 20, 2016, this represents a value of approximately $84 per common share at a total expected equity value of approximately $25 billion. St. Jude Medical’s net debt of approximately $5.7 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Restructuring Plans

The results for the first six months of 2016 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $25 million in 2016 related to these initiatives. Approximately $7 million is recognized in Cost of products sold and approximately $18 million is recognized in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $66 million in the second quarter of 2016 and $75 million in the first six months of 2016 compared to 2015 due to higher interest expense in 2016 associated with the amortization of bridge financing fees related to the financing of the two pending acquisitions. The increase in the first six months of 2016 also reflects higher interest expense related to the long-term debt issued in March of 2015.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $145 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first six months of 2016 reflects the recognition of $266 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million. In the first six months of 2015, taxes on earnings from continuing operations include a tax cost of $69 million related to the disposal of shares of Mylan stock.  Taxes on earnings from continuing operations in the first six months of 2015 were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. 2015 tax expense related to discontinued operations includes $665 million of tax expense on certain funds earned outside the U.S. in 2015 that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first six months of 2015 also reflects the recognition of $17 million of net tax benefits primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $35 million.

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

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $293 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations reflect the recognition of a net tax benefit of $263 million and $17 million in the first six months of 2016 and 2015, respectively, as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

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

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$—	$256
AbbVie	—	—	—	—
Total	$—	$—	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$(5)	$(6)	$20
AbbVie	—	—	—	—
Total	$(3)	$(5)	$(6)	$20
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$(3)	$12
AbbVie	(19)	(4)	(263)	(17)
Total	$(19)	$(4)	$(266)	$(5)
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$(3)	$(5)	$(3)	$8
AbbVie	19	4	263	17
Total	$16	$(1)	$260	$25

In the first six months of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million. The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first six months of 2015 resulted in the recognition of a pretax gain of $2.820 billion, tax expense of $1.084 billion and an after tax gain of $1.736 billion.

The assets and liabilities held for disposition as of June 30, 2016 and December 31, 2015, relate to the AbbVie businesses. The following is a summary of the assets and liabilities held for disposition:

(in millions)	June 30, 2016	December 31, 2015
Cash and Trade receivables, net	$41	$54
Total inventories	20	43
Prepaid expenses and other receivables	5	8
Current assets held for disposition	66	105
Net property and equipment	1	1
Deferred income taxes and other assets	1	1
Non-current assets held for disposition	2	2
Total assets held for disposition	$68	$107

Trade accounts payable	$360	$359
Salaries, wages, commissions and other accrued liabilities	1	14
Current liabilities held for disposition	361	373
Post-employment obligations, deferred income taxes and other long-term liabilities	—	—
Total liabilities held for disposition	$361	$373

Liquidity and Capital Resources June 30, 2016 Compared with December 31, 2015

The reduction of cash and cash equivalents from $5.0 billion at December 31, 2015 to $2.6 billion at June 30, 2016 reflects repayment of short-term debt, pension contributions, share repurchases and the Venezuela foreign currency loss, as well as dividends paid during the year and an increase in short-term investments.

Net cash from operating activities for the first six months of 2016 totaled $816 million. Other, net in Net cash from operating activities for the first six months of 2016 of $1.2 billion includes contributions to defined benefit pension plans of $524 million as well as approximately $140 million of cash taxes paid related to the disposition of businesses. Other, net in 2016 also includes the non-cash impact of approximately $410 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. In the first six months of 2015, Other, net in Net cash from operating activities included the contributions to defined benefit pension plans of $547 million, as well as approximately $95 million related to cost reduction and business disposal activities. Other, net in 2015 also included the non-cash impact of $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first six months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $4.3 billion at June 30, 2016 and $5.0 billion at December 31, 2015.  The $0.7 billion decrease in working capital in 2016 is primarily due to the reduction in Cash and cash equivalents driven by pension contributions, share repurchases, the Venezuela foreign currency loss and dividends paid.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for less than 1% of Abbott’s total assets and 8% of total net trade receivables as of June 30, 2016 as compared to less than 1% of total assets and 7% of total net trade receivables as of December 31, 2015.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries.  Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first six months of 2016.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of June 30, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At June 30, 2016, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service. As a result of Abbott’s announced agreements to acquire Alere and St. Jude Medical, Abbott’s credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance these acquisitions. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time. The 2014 authorization was in addition to the $512 million unused portion of a previous program announced in June 2013. In the first six months of 2016, Abbott repurchased 10.4 million shares at a cost of $408 million under the program authorized in 2014. In the first six months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.

In each of the first two quarters of 2016, Abbott declared a quarterly dividend of $0.26 per share on its common shares, which represents an 8% increase over the $0.24 per share quarterly dividend declared in each of the first two quarters of 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows.  The standard becomes effective for Abbott beginning in the first quarter of 2017 and early adoption is permitted. Abbott does not anticipate that the new guidance will have a material impact on its consolidated financial statements. Abbott cannot predict the impact on its consolidated financial statements in future reporting periods following adoption as this will be dependent upon various factors including the number of shares issued and changes in the price of its shares.

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

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2015 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly report for the quarter ended June 30, 2016.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2015 Annual Report on Form 10-K and in Item 1A, Risk Factors, in the quarterly report for the quarter ended June 30, 2016.

PART I.                            FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $3.0 billion as of June 30, 2016 and $3.8 billion as of December 31, 2015. The decrease is due primarily to a decrease in the share price of the ordinary shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at June 30, 2016. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at June 30, 2016 by approximately $600 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended June 30, 2016, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2016, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In May 2016, two purported shareholder derivative class action lawsuits were filed against St. Jude Medical, its board of directors, and Abbott and two of its subsidiaries in the Minnesota District Court, Second Judicial District (Ramsey County).  Plaintiffs allege, among other things, that the members of the St. Jude Medical board of directors breached its fiduciary duties to St. Jude Medical shareholders by entering into the agreement, and that Abbott aided and abetted those breaches.  Plaintiffs seek injunctive relief, as well as actual and punitive damages. Abbott denies all substantive allegations in the case.

Item 1A.                        Risk Factors

There have been no material changes in our risk factors from those disclosed in Abbott’s 2015 Form 10-K, except for the following:

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and Abbott’s ability to realize projected sales and earnings.

Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the United States make up approximately 70 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

Information on the impact of foreign exchange rates on Abbott’s financial results is contained in the “Financial Review — Results of Operations” section in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.  A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott’s 2015 Form 10-K.  Information on Abbott’s hedging arrangements is contained in Note 9 to the consolidated financial statements in this report.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 – April 30, 2016	4,421	(1)	$43.470	—	$925,131,209	(2)
May 1, 2016 – May 31, 2016	37,633	(1)	$37.826	—	$925,131,209	(2)
June 1, 2016 – June 30, 2016	23,127	(1)	$37.707	—	$925,131,209	(2)
Total	65,181	(1)	$38.166	—	$925,131,209	(2)

(1)                     These shares include:

(i)            the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 4,421 in April, 1,633 in May, and 5,127 in June; and

(ii)         the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in April, 36,000 in May, and 18,000 in June.

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

Date: August 3, 2016

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.