Form 10-Q
period 2016-09-30
ABBOTT LABORATORIES
filed 2016-11-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, Abbott Laboratories had 1,472,309,523 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$5,302	$5,150	$15,520	$15,217

Cost of products sold, excluding amortization of intangible assets	2,285	2,242	6,712	6,541
Amortization of intangible assets	140	151	429	458
Research and development	352	378	1,079	1,036
Selling, general and administrative	1,628	1,666	5,063	5,130
Total operating cost and expenses	4,405	4,437	13,283	13,165

Operating earnings	897	713	2,237	2,052

Interest expense	117	41	278	122
Interest (income)	(22)	(25)	(75)	(73)
Net foreign exchange loss (gain)	9	(14)	497	(63)
Other expense (income), net	972	(3)	999	(287)
Earnings (loss) from continuing operations before taxes	(179)	714	538	2,353
Taxes on earnings (loss) from continuing operations	178	118	240	442
Earnings (loss) from continuing operations	(357)	596	298	1,911

Earnings (loss) from discontinued operations, net of tax	28	(32)	288	(7)
Gain (loss) on sale of discontinued operations, net of tax	—	16	16	1,752
Net earnings (loss) from discontinued operations, net of tax	28	(16)	304	1,745
Net earnings (loss)	$(329)	$580	$602	$3,656

Basic Earnings (Loss) Per Common Share —
Continuing operations	$(0.24)	$0.40	$0.20	$1.27
Discontinued operations	0.02	(0.01)	0.21	1.16
Net earnings (loss)	$(0.22)	$0.39	$0.41	$2.43

Diluted Earnings (Loss) Per Common Share —
Continuing operations	$(0.24)	$0.39	$0.20	$1.26
Discontinued operations	0.02	(0.01)	0.20	1.15
Net earnings (loss)	$(0.22)	$0.38	$0.40	$2.41

Cash Dividends Declared Per Common Share	$0.26	$0.24	$0.78	$0.72

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,476,366	1,495,465	1,476,351	1,498,914
Dilutive Common Stock Options	—	9,702	6,329	10,230

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,476,366	1,505,167	1,482,680	1,509,144

Outstanding Common Stock Options Having No Dilutive Effect	12,103	717	5,445	658

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net Earnings (loss)	$(329)	$580	$602	$3,656
Foreign currency translation (loss) gain adjustments	89	(645)	406	(1,472)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $8 and $5 in 2016 and $14 and $39 in 2015	15	26	(14)	79
Unrealized gains (losses) on marketable equity securities, net of taxes of $(28) and $(28) in 2016 and $(240) and $104 in 2015	613	(1,596)	(143)	(901)
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(7) and $(31) in 2016 and $2 and $2 in 2015	(27)	8	(124)	9
Other comprehensive income (loss)	690	(2,207)	125	(2,285)
Comprehensive income (loss)	$361	$(1,627)	$727	$1,371

	Sept. 30, 2016	December 31, 2015
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,423)	$(4,829)
Net actuarial (losses) and prior service cost and credits	(1,972)	(1,958)
Cumulative unrealized (losses) gains on marketable equity securities	(78)	65
Cumulative (losses) gains on derivative instruments designated as cash flow hedges and other	(60)	64

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,500	$5,001
Short-term investments	2,007	1,124
Trade receivables, less allowances of $284 in 2016 and $337 in 2015	3,320	3,418
Inventories:
Finished products	1,763	1,744
Work in process	326	316
Materials	524	539
Total inventories	2,613	2,599
Prepaid expenses and other receivables	1,986	1,908
Current assets held for disposition	552	105
Total Current Assets	12,978	14,155
Investments	2,997	4,041
Property and equipment, at cost	12,452	12,383
Less: accumulated depreciation and amortization	6,718	6,653
Net property and equipment	5,734	5,730
Intangible assets, net of amortization	4,674	5,562
Goodwill	7,812	9,638
Deferred income taxes and other assets	2,523	2,119
Non-current assets held for disposition	2,779	2
	$39,497	$41,247
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$2,531	$3,127
Trade accounts payable	1,051	1,081
Salaries, wages and commissions	799	746
Other accrued liabilities	2,715	3,043
Dividends payable	384	383
Income taxes payable	240	430
Current portion of long-term debt	4	3
Current liabilities held for disposition	597	373
Total Current Liabilities	8,321	9,186
Long-term debt	5,975	5,871
Post-employment obligations, deferred income taxes and other long-term liabilities	4,245	4,864
Non-current liabilities held for disposition	60	—
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2016: 1,706,957,661; 2015: 1,702,017,390	12,939	12,734
Common shares held in treasury, at cost — Shares: 2016: 234,648,138; 2015: 229,352,338	(10,792)	(10,622)
Earnings employed in the business	25,162	25,757
Accumulated other comprehensive income (loss)	(6,533)	(6,658)
Total Abbott Shareholders’ Investment	20,776	21,211
Noncontrolling Interests in Subsidiaries	120	115
Total Shareholders’ Investment	20,896	21,326
	$39,497	$41,247

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2016	2015
Cash Flow From (Used in) Operating Activities:
Net earnings	$602	$3,656
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	605	648
Amortization of intangible assets	429	458
Share-based compensation	263	249
Impact of currency devaluation	481	—
Gain on sale of discontinued operations	(25)	(2,837)
Mylan N.V. equity investment adjustment	947	—
Gain on sale of Mylan N.V. shares	—	(207)
Trade receivables	(116)	(151)
Inventories	(152)	(213)
Other, net	(1,001)	535
Net Cash From Operating Activities	2,033	2,138

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(802)	(862)
Proceeds from business disposition	25	230
Acquisitions of businesses and technologies, net of cash acquired	(73)	(235)
Proceeds from the sale of Mylan N.V. shares	—	2,290
Sales (Purchases) of other investment securities, net	(982)	(2,626)
Other	34	43
Net Cash (Used in) Investing Activities	(1,798)	(1,160)

Cash Flow From (Used in) Financing Activities:
Net (repayments of) proceeds from issuance of short-term debt and other	(682)	(2,019)
Proceeds from the issuance of long-term debt	—	2,485
Repayments of long-term debt	(11)	(36)
Payment of debt issuance costs	(170)	—
Payment of contingent consideration	(25)	—
Purchases of common shares	(522)	(1,349)
Proceeds from stock options exercised, including income tax benefit	206	263
Dividends paid	(1,153)	(1,083)
Net Cash (Used in) Financing Activities	(2,357)	(1,739)

Effect of exchange rate changes on cash and cash equivalents	(379)	(170)

Net Decrease in Cash and Cash Equivalents	(2,501)	(931)
Cash and Cash Equivalents, Beginning of Year	5,001	4,063
Cash and Cash Equivalents, End of Period	$2,500	$3,132

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014.  These assets and liabilities have been presented as held for disposition in the

Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $306 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations in the first nine months of 2016 and 2015 reflect the recognition of $282 million of tax benefit and $10 million of tax expense, respectively, as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

The following table summarizes the components of discontinued operations:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2016	2015	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$—	$256
AbbVie	—	—	—	—
Total	$—	$—	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$5	$(6)	$(1)	$14
AbbVie	—	—	—	—
Total	$5	$(6)	$(1)	$14
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(4)	$(1)	$(7)	$11
AbbVie	(19)	27	(282)	10
Total	$(23)	$26	$(289)	$21
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$9	$(5)	$6	$3
AbbVie	19	(27)	282	(10)
Total	$28	$(32)	$288	$(7)

The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first nine months of 2015 resulted in the recognition of a pretax gain of $2.837 billion, tax expense of $1.085 billion and an after-tax gain of $1.752 billion.

Note 3 — Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it will sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO do not qualify for reporting as discontinued operations. For the three months ended September 30, 2016 and 2015, AMO’s earnings (loss) before taxes were $2 million and $(2) million, respectively. For the first nine months ended September 30, 2016 and 2015, AMO’s earnings (loss) before taxes were $(42) million and $54 million, respectively. As a result of the planned sale of AMO, the assets and liabilities of this business meet the criteria to qualify as being held for disposition at September 30, 2016.

The assets and liabilities held for disposition as of September 30, 2016 relate to the AMO and AbbVie businesses. The assets and liabilities held for disposition as of December 31, 2015 relate to the AbbVie business.

The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2016	December 31, 2015
Trade receivables, net	$226	$17
Total inventories	247	43
Prepaid expenses and other current assets	79	45
Current assets held for disposition	552	105
Net property and equipment	238	1
Intangible assets, net of amortization	533	—
Goodwill	1,986	—
Deferred income taxes and other assets	22	1
Non-current assets held for disposition	2,779	2
Total assets held for disposition	$3,331	$107

Trade accounts payable	$421	$359
Salaries, wages, commissions and other accrued liabilities	176	14
Current liabilities held for disposition	597	373
Post-employment obligations, deferred income taxes and other long-term liabilities	60	—
Total liabilities held for disposition	$657	$373

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings (loss) from Continuing Operations allocated to common shares for the three months ended September 30, 2016 and 2015 were $(357) million and $593 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $297 million and $1.902 billion, respectively.  Net earnings (loss) allocated to common shares for the three months ended September 30, 2016 and 2015 were $(329) million and $577 million, respectively, and for the nine months ended September 30, 2016 and 2015 were $600 million and $3.638 billion, respectively.

On September 30, 2016, Abbott recorded expense of $947 million to adjust its holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which is considered by Abbott to be other than temporary. The adjustment reflects Mylan N.V.’s share price as of September 30, 2016 and is included in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.

In the first nine months of 2015, Other (income) expense, net primarily relates to a $207 million gain on the sale of a portion of Abbott’s position in Mylan N.V. stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition.  In the first nine months of 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan.  Abbott received $2.29 billion in net proceeds from the sale of these shares.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 22% to approximately 14%.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2016 and 2015 includes the effects of contributions to defined benefit plans of $540 million and $551 million, respectively, and to the post-employment medical and dental benefit plans of $9 million and $24 million, respectively. The first nine months of 2016 also includes the non-cash impact of approximately $539 million of net tax benefits primarily associated with the resolution of various tax positions from prior years, as well as cash taxes paid of approximately $140 million related to the disposition of businesses. The first nine months of 2015 includes the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first nine months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $481 million in the first nine months of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of September 30, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of September 30, 2016 and December 31, 2015 are as follows:

(in millions)	September 30,	December 31,
Long-term Investments	2016	2015
Equity securities	$2,946	$4,014
Other	51	27
Total	$2,997	$4,041

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance at June 30	$(4,512)	$(3,643)	$(1,987)	$(2,157)	$(691)	$696	$(33)	$100
Other comprehensive income (loss) before reclassifications	89	(645)	—	—	(362)	(1,596)	(30)	41
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	15	26	975	—	3	(33)
Net current period comprehensive income (loss)	89	(645)	15	26	613	(1,596)	(27)	8
Balance at September 30	$(4,423)	$(4,288)	$(1,972)	$(2,131)	$(78)	$(900)	$(60)	$108

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Balance at December 31, 2015 and 2014	$(4,829)	$(2,924)	$(1,958)	$(2,229)	$65	$1	$64	$99
Impact of business dispositions	—	108	—	19	—	—	—	—
Other comprehensive income (loss) before reclassifications	406	(1,472)	(62)	—	(1,118)	(763)	(77)	89
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	48	79	975	(138)	(47)	(80)
Net current period comprehensive income (loss)	406	(1,472)	(14)	79	(143)	(901)	(124)	9
Balance at September 30	$(4,423)	$(4,288)	$(1,972)	$(2,131)	$(78)	$(900)	$(60)	$108

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

Note 6 — Business Acquisitions

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, deferred tax assets and other net assets of approximately $18 million, deferred tax liabilities of approximately $85 million, and contingent consideration of approximately $70 million. The goodwill is identifiable to the Vascular Products segment. Had this acquisition taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

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

On August 25, 2016, Alere filed a lawsuit against Abbott alleging that Abbott had breached its obligations under the agreement in connection with obtaining regulatory approvals. Abbott denies Alere’s allegations in the case. Abbott has complied with all of its obligations under the agreement.

On October 21, 2016, Alere shareholders approved the acquisition.

Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere’s net debt, currently $2.5 billion, will be assumed or refinanced by Abbott.  In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere.  While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On July 11, 2016, Abbott and St. Jude Medical received a request for additional information from the FTC relating to Abbott’s potential acquisition of St. Jude Medical. The effect of this request, which was issued under the HSR Act, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and St. Jude Medical have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. On October 18, 2016, Abbott and St. Jude Medical announced an agreement to sell certain products to Terumo Corporation (Terumo). The transaction with Terumo reflects a purchase price of approximately $1.12 billion and is subject to the successful completion of Abbott’s acquisition of St. Jude Medical and antitrust regulatory approvals.

On October 26, 2016, St. Jude Medical shareholders approved the acquisition.

Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $40.74, which reflects the closing price on October 20, 2016, this represents a value of approximately $82 per common share at a total expected equity value of approximately $24 billion. St. Jude Medical’s net debt of approximately $5.4 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $7.812 billion at September 30, 2016 and $9.638 billion at December 31, 2015. The amount at September 30, 2016 excludes goodwill included in non-current assets held for disposition. In the third quarter of 2016, approximately $2.0 billion of goodwill was moved to Non-current assets held for disposition due to the pending sale of AMO. In the first nine months of 2016, foreign currency translation adjustments increased goodwill by approximately $126 million. There were no purchase price allocation adjustments associated with recent acquisitions made during the nine months of 2016. The amount of goodwill related to reportable segments at September 30, 2016 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $451 million for the Diagnostic Products segment, and $3.1 billion for the Vascular Products segment.  There was no reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $10.5 billion as of September 30, 2016 and $10.8 billion as of December 31, 2015, and accumulated amortization was $6.1 billion as of September 30, 2016 and $5.7 billion as of December 31, 2015. The September 30, 2016 amounts exclude the intangibles included in Non-current assets held for disposition. In the third quarter of 2016, approximately $533 million of net intangible assets related to AMO was moved to Non-current assets held for disposition due to the pending sale of this business. Foreign currency translation adjustments increased intangible assets by $72 million in the first nine months of 2016.  Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $325 million and $419 million as of September 30, 2016 and December 31, 2015, respectively. In the first nine months of 2016, Abbott recorded an impairment of a $59 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $560 million in 2016, $490 million in 2017, $450 million in 2018, $420 million in 2019 and $410 million in 2020. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 13 years).

Note 8 — Restructuring Plans

In 2016, 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first nine months of 2016, charges of approximately $23 million were recognized, of which approximately $7 million is recognized as Cost of products sold and approximately $16 million as Selling, general and administrative expense. Additional charges of approximately $2 million were recorded primarily for accelerated depreciation.  The following summarizes the activity for the first nine months of 2016 related to these restructuring actions and the status of the related accrual as of September 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$100
Restructuring charges recorded in 2016	23
Payments and other adjustments	(47)
Accrued balance at September 30, 2016	$76

From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In the first nine months of 2016, charges of approximately $12 million were recognized as Selling, general and administrative expense. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott’s established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott’s core diagnostics, established pharmaceuticals and nutritionals businesses. The following summarizes the activity for the first nine months of 2016 related to these restructuring actions and the status of the related accrual as of September 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$88
Restructuring charges recorded in 2016	12
Payments and other adjustments	(65)
Accrued balance at September 30, 2016	$35

In 2013 and prior years, Abbott management approved plans to streamline global manufacturing operations, reduce overall costs and improve efficiencies in its worldwide pharmaceutical, vascular and core diagnostics businesses as well as selected domestic and international commercial and research and development operations.  The following summarizes the activity for the first nine months of 2016 related to these restructuring actions and the status of the related accrual as of September 30, 2016:

(in millions)
Accrued balance at December 31, 2015	$11
Payments and other adjustments	(6)
Accrued balance at September 30, 2016	$5

Note 9 — Incentive Stock Programs

In the first nine months of 2016, Abbott granted 7,699,301 stock options, 776,510 restricted stock awards and 7,467,430 restricted stock units under its incentive stock programs.  At September 30, 2016, approximately 57 million shares were reserved for future grants.  Information regarding the number of stock options outstanding and exercisable at September 30, 2016 is as follows:

	Outstanding	Exercisable
Number of shares	36,376,374	23,861,634
Weighted average remaining life (years)	5.4	3.7
Weighted average exercise price	$34.01	$30.36
Aggregate intrinsic value (in millions)	$328	$294

The total unrecognized share-based compensation cost at September 30, 2016 amounted to approximately $237 million which is expected to be recognized over the next three years.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $2.9 billion at September 30, 2016 and $2.4 billion at December 31, 2015 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of September 30, 2016 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At September 30, 2016 and December 31, 2015, Abbott held the gross notional amount of $15.5 billion and $14.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $522 million and approximately $439 million as of September 30, 2016 and December 31, 2015, respectively.  Accordingly, changes in the reported value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at September 30, 2016 and December 31, 2015 to manage its exposure to changes in the fair value of fixed-rate debt.   These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2016 and 2015.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2016 and December 31, 2015:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	Sept. 30, 2016	Dec. 31, 2015	Balance Sheet Caption	Sept. 30, 2016	Dec. 31, 2015	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$211	$116	Deferred income taxes and other assets	$—	$—	n/a

Foreign currency forward exchange contracts:
Hedging instruments	28	64	Prepaid expenses and other receivables	97	18	Other accrued liabilities
Others not designated as hedges	122	115	Prepaid expenses and other receivables	59	84	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	522	439	Short-term borrowings
	$361	$295		$678	$541

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and nine months ended September 30, 2016 and 2015.  The amount of hedge ineffectiveness was not significant in 2016 and 2015 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(45)	$41	$(96)	$89	$5	$33	$59	$80	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(6)	(11)	(83)	3	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(50)	85	95	71	Interest expense

Losses of $5 million and $9 million were recognized in the three months ended September 30, 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $16 million and $92 million were recognized in the nine months ended September 30, 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange loss (gain) line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2016 and December 31, 2015 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment Securities:
Equity securities	$2,946	$2,946	$4,014	$4,014
Other	51	55	27	30
Total Long-term Debt	(5,979)	(6,665)	(5,874)	(6,337)
Foreign Currency Forward Exchange Contracts:
Receivable position	150	150	179	179
(Payable) position	(156)	(156)	(102)	(102)
Interest Rate Hedge Contracts:
Receivable position	211	211	116	116

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2016:
Equity securities	$2,675	$2,675	$—	$—
Interest rate swap derivative financial instruments	211	—	211	—
Foreign currency forward exchange contracts	150	—	150	—
Total Assets	$3,036	$2,675	$361	$—

Fair value of hedged long-term debt	$4,238	$—	$4,238	$—
Foreign currency forward exchange contracts	156	—	156	—
Contingent consideration related to business combinations	163	—	—	163
Total Liabilities	$4,557	$—	$4,394	$163

December 31, 2015:
Equity securities	$3,780	$3,780	$—	$—
Interest rate swap derivative financial instruments	116	—	116	—
Foreign currency forward exchange contracts	179	—	179	—
Total Assets	$4,075	$3,780	$295	$—

Fair value of hedged long-term debt	$4,135	$—	$4,135	$—
Foreign currency forward exchange contracts	102	—	102	—
Contingent consideration related to business combinations	173	—	—	173
Total Liabilities	$4,410	$—	$4,237	$173

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $45 million. The recorded accrual balance at September 30, 2016 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 12 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost - benefits earned during the period	$66	$80	$200	$230	$7	$9	$20	$24
Interest cost on projected benefit obligations	72	78	218	234	11	14	33	39
Expected return on plan assets	(142)	(128)	(426)	(385)	(9)	(10)	(26)	(29)
Net amortization of:
Actuarial loss, net	34	47	97	136	4	8	13	18
Prior service cost (credit)	—	—	—	—	(12)	(12)	(34)	(36)
Total cost	30	77	89	215	1	9	6	16
Less: Discontinued operations	—	—	—	1	—	—	—	—
Net cost - continuing operations	$30	$77	$89	$214	$1	$9	$6	$16

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2016 and 2015, $540 million and $551 million, respectively, were contributed to defined benefit plans and $9 million and $24 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $250 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment as well as the recognition of deferred taxes associated with the pending sale of AMO.  Earnings from discontinued operations, net of tax, in the first nine months of 2016 reflects the recognition of $289 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $546 million. In the first nine months of 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock.  Taxes on earnings from continuing operations in the first nine months of 2015 were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. 2015 tax expense related to discontinued operations includes $667 million of tax expense on certain funds earned outside the U.S. in 2015 that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first nine months of 2015 also reflects the recognition of $10 million of net tax expense primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $100 million to $200 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for one issue.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2016	2015	2016	2015	2016	2015	2016	2015
Established Pharmaceutical Products	$1,012	$961	$2,880	$2,835	$211	$177	$551	$516
Nutritional Products	1,755	1,789	5,166	5,175	438	459	1,148	1,198
Diagnostic Products	1,213	1,156	3,557	3,426	301	307	856	887
Vascular Products	708	672	2,175	2,092	249	239	786	803
Total Reportable Segments	4,688	4,578	13,778	13,528	1,199	1,182	3,341	3,404
Other	614	572	1,742	1,689
Net Sales	$5,302	$5,150	$15,520	$15,217
Corporate functions and benefit plans costs					(107)	(109)	(282)	(330)
Non-reportable segments					105	76	155	193
Net interest expense (a)					(95)	(16)	(203)	(49)
Share-based compensation (b)					(49)	(43)	(263)	(248)
Amortization of intangible assets					(140)	(151)	(429)	(458)
Other, net (c)					(1,092)	(225)	(1,781)	(159)
Earnings (loss) from continuing operations before taxes					$(179)	$714	$538	$2,353

(a)         Net interest expense for the quarter and the nine months ended September 30, 2016 includes amortization expense associated with bridge facility fees.

(b)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(c)          Other, net for the nine months ended September 30, 2016, includes the $947 million adjustment of the Mylan equity investment and $481 million of foreign currency loss related to operations in Venezuela. Other, net for the nine months ended September 30, 2015, includes a gain on the sale of a portion of Abbott’s position in Mylan stock and a decrease in the fair value of contingent consideration related to a business acquisition.

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

	Net Sales to External Customers
(in millions)	Three Months Ended Sept. 30, 2016	Three Months Ended Sept. 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,012	$961	5.3%	(3.7)%	9.0%
Nutritional Products	1,755	1,789	(2.0)	(1.0)	(1.0)
Diagnostic Products	1,213	1,156	5.0	(0.4)	5.4
Vascular Products	708	672	5.2	0.3	4.9
Total Reportable Segments	4,688	4,578	2.4	(1.2)	3.6
Other	614	572	7.4	0.4	7.0
Net Sales	$5,302	$5,150	2.9	(1.1)	4.0

Total U.S.	$1,645	$1,574	4.5	—	4.5

Total International	$3,657	$3,576	2.2	(1.5)	3.7

	Net Sales to External Customers
(in millions)	Nine Months Ended Sept. 30, 2016	Nine Months Ended Sept. 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,880	$2,835	1.6%	(8.2)%	9.8%
Nutritional Products	5,166	5,175	(0.2)	(2.7)	2.5
Diagnostic Products	3,557	3,426	3.8	(2.3)	6.1
Vascular Products	2,175	2,092	3.9	(1.0)	4.9
Total Reportable Segments	13,778	13,528	1.8	(3.5)	5.3
Other	1,742	1,689	3.2	(0.9)	4.1
Net Sales	$15,520	$15,217	2.0	(3.2)	5.2

Total U.S.	$4,831	$4,668	3.5	—	3.5

Total International	$10,689	$10,549	1.3	(4.6)	5.9

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in the third quarter and first nine months of 2016 was negatively impacted by changes in foreign currency exchange rates.  The relatively stronger U.S. dollar decreased total international sales by 1.5 percent and total sales by 1.1 percent in the third quarter. Excluding the unfavorable impact of foreign exchange, total net sales increased 4.0 percent in the third quarter of 2016, driven by higher revenues in the Established Pharmaceutical, Diagnostic and Vascular Products segments.  Mid-single digit growth in emerging market sales contributed to the 3.7 percent increase in total international sales excluding the impact of foreign exchange for the third quarter of 2016.

The table below provides detail by sales category for the nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	Sept. 30, 2016	Sept. 30, 2015	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,135	$2,078	2.7%	(10.7)%	13.4%
Other Emerging Markets	745	757	(1.5)	(1.5)	0.0

Nutritionals —
International Pediatric Nutritionals	1,664	1,753	(5.1)	(4.4)	(0.7)
U.S. Pediatric Nutritionals	1,242	1,183	5.0	—	5.0
International Adult Nutritionals	1,278	1,279	(0.1)	(4.8)	4.7
U.S. Adult Nutritionals	982	960	2.3	—	2.3

Diagnostics —
Immunochemistry	2,721	2,605	4.5	(2.5)	7.0

Vascular Products (1) —
Coronary Devices	1,636	1,626	0.6	(1.0)	1.6
Endovascular	420	388	8.2	(1.2)	9.4

(1)         Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products.  Endovascular includes vessel closure, carotid stents and other peripheral products.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 13.4 percent compared to the first nine months of 2015 due to continued growth in India, Russia, China and several countries in Latin America. India comprises more than 20 percent of Established Pharmaceutical Product sales.

Excluding the effect of foreign exchange, the 0.7 percent decrease in International Pediatric Nutritional sales was primarily driven by challenging market conditions in China, partially offset by continued strong performance in several markets across Latin America and Southeast Asia.  In the U.S., the 5.0 percent increase in Pediatric Nutritional sales reflects recent infant and toddler product launches including Similac® Advance® Non-GMO and Go & Grow® by Similac® Non-GMO. Excluding the effect of foreign exchange, the 4.7 percent increase in International Adult Nutritional sales reflects continued strong growth in several emerging markets.  The 2.3 percent increase in U.S. Adult Nutritional sales was driven by the growth of Ensure® in the retail and institutional market segments.

Excluding the effect of foreign exchange, the 6.1 percent increase in total Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally, including double-digit growth for Core Laboratory in emerging markets.  In the Vascular Products segment, double-digit growth in sales of Abbott’s MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by lower sales of DES products.  The increase in the Endovascular business was driven by higher Supera and vessel closure sales. Vascular Products sales were also favorably impacted by the resolution of previously disputed third party royalty revenue related to the prior year. Excluding this royalty impact, worldwide sales of Vascular Products would have increased 2.5 percent during the first nine months of 2016.

The gross profit margin percentage was 54.3 percent for the third quarter of 2016 compared to 53.5 percent for the third quarter of 2015.  The gross profit margin percentage was 54.0 percent for the first nine months of 2016 and 2015.  For the first nine months of 2016, the impact of gross margin improvement initiatives across the divisions was offset by the effect of unfavorable foreign exchange.

Research and development expenses decreased by $26 million, or 6.7 percent, in the third quarter of 2016 due primarily to lower restructuring costs in 2016 partially offset by higher spending on various projects. In the first nine months of 2016, research and development expenses increased by $43 million, or 4.2 percent, due primarily to higher spending on various projects and the impairment of an in-process research and development asset related to a non-reportable segment partially offset by lower restructuring costs in 2016. For the nine months ended September 30, 2016, research and development expenditures totaled $188 million for the Vascular Products segment, $383 million for the Diagnostic Products segment, $99 million for the Established Pharmaceutical Products segment and $159 million for the Nutritional Products segment.

Selling, general and administrative expenses for the third quarter and first nine months of 2016 decreased 2.3 percent and 1.3 percent, respectively, as higher spending to support the growth of various products was more than offset by the impact of cost improvement initiatives and the favorable impact of foreign exchange.

On September 30, 2016, Abbott recorded expense of $947 million to adjust its holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which is considered by Abbott to be other than temporary. The adjustment reflects Mylan’s share price as of September 30, 2016 and is included in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.

Business Acquisitions

In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, deferred tax assets and other net assets of approximately $18 million, deferred tax liabilities of approximately $85 million, and contingent consideration of approximately $70 million. The goodwill is identifiable to the Vascular Products segment. Had this acquisition taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

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

On August 25, 2016, Alere filed a lawsuit against Abbott alleging that Abbott had breached its obligations under the agreement in connection with obtaining regulatory approvals. Abbott denies Alere’s allegations in the case. Abbott has complied with all of its obligations under the agreement.

On October 21, 2016, Alere shareholders approved the acquisition.

Under the terms of the agreement, Abbott will pay $56 per common share at a total expected equity value of $5.8 billion. Alere’s net debt, currently $2.5 billion, will be assumed or refinanced by Abbott.  In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere.  While Abbott plans to use cash on hand at the time of the acquisition from anticipated long-term borrowings to acquire Alere, the bridge facility will provide back-up financing.

On April 27, 2016, Abbott entered into a definitive agreement to acquire St. Jude Medical, Inc. (St. Jude Medical).  With 2015 sales of approximately $5.5 billion, St. Jude Medical is a global medical device manufacturer.  The acquisition, which is expected to significantly advance Abbott’s global cardiovascular device presence and leadership, is subject to the approval of St. Jude Medical shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals. On July 11, 2016, Abbott and St. Jude Medical received a request for additional information from the FTC relating to Abbott’s potential acquisition of St. Jude Medical. The effect of this request, which was issued under the HSR Act, is to extend the waiting period imposed by the HSR Act until 30 days after Abbott and St. Jude Medical have substantially complied with this request, unless the period is extended voluntarily by the parties or terminated sooner by the FTC. On October 18, 2016, Abbott and St. Jude Medical announced an agreement to sell certain products to Terumo Corporation (Terumo). The transaction with Terumo reflects a purchase price of approximately $1.12 billion and is subject to the successful completion of Abbott’s acquisition of St. Jude Medical and antitrust regulatory approvals.

On October 26, 2016, St. Jude Medical shareholders approved the acquisition.

Under the terms of the agreement, for each share of stock, St. Jude Medical shareholders will receive $46.75 in cash and 0.8708 of a share of Abbott common stock.  At an Abbott stock price of $40.74, which reflects the closing price on October 20, 2016, this represents a value of approximately $82 per common share at a total expected equity value of approximately $24 billion. St. Jude Medical’s net debt of approximately $5.4 billion will be assumed or refinanced by Abbott.  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion in conjunction with its pending acquisition of St. Jude Medical.  While Abbott plans to fund the cash portion of this transaction with anticipated medium and long-term borrowings, the bridge facility will provide back-up financing.

Restructuring Plans

The results for the first nine months of 2016 reflect charges recognized for actions associated with the company’s plans to streamline various operations in order to reduce costs and improve efficiencies. Abbott recorded employee related severance and other charges of approximately $35 million in 2016 related to these initiatives. Approximately $7 million is recognized in Cost of products sold and approximately $28 million is recognized in Selling, general and administrative expense.  See Note 8 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $79 million in the third quarter of 2016 and $154 million in the first nine months of 2016 compared to 2015 due to higher interest expense in 2016 associated with the amortization of bridge financing fees related to the financing of the two pending acquisitions. The increase in the first nine months of 2016 also reflects higher interest expense related to the long-term debt issued in March of 2015.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $250 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment as well as the recognition of deferred taxes associated with the pending sale of AMO.  Earnings from discontinued operations, net of tax, in the first nine months of 2016 reflects the recognition of $289 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $546 million. In the first nine months of 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock.  Taxes on earnings from continuing operations in the first nine months of 2015 were not affected by any adjustments as the result of the resolution of various tax positions pertaining to prior years. 2015 tax expense related to discontinued operations includes $667 million of tax expense on certain funds earned outside the U.S. in 2015 that were not designated as permanently reinvested overseas. Earnings from discontinued operations, net of tax, in the first nine months of 2015 also reflects the recognition of $10 million of net tax expense primarily as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $16 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $100 million to $200 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for one issue.

Separation of AbbVie Inc.

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. For a small portion of AbbVie’s operations, the legal transfer of AbbVie’s assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries.  Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets.  The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities have been presented as held for disposition in the Condensed Consolidated Balance Sheet. Abbott has recorded a prepaid asset of $306 million for its obligation to transfer these net liabilities held for disposition to AbbVie.

Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations reflect the recognition of $282 million of tax benefit and $10 million of tax expense in the first nine months of 2016 and 2015, respectively, as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

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

The operating results of Abbott’s developed markets branded generics pharmaceuticals, animal health and AbbVie businesses, which are being reported as discontinued operations are as follows:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2016	2015	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$—	$256
AbbVie	—	—	—	—
Total	$—	$—	$—	$256
Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$5	$(6)	$(1)	$14
AbbVie	—	—	—	—
Total	$5	$(6)	$(1)	$14
Income Tax Expense (Benefit)
Developed markets generics pharmaceuticals and animal health businesses	$(4)	$(1)	$(7)	$11
AbbVie	(19)	27	(282)	10
Total	$(23)	$26	$(289)	$21
Net Earnings (Loss)
Developed markets generics pharmaceuticals and animal health businesses	$9	$(5)	$6	$3
AbbVie	19	(27)	282	(10)
Total	$28	$(32)	$288	$(7)

In the first nine months of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million. The sale of the developed markets branded generics pharmaceuticals and animal health businesses in the first nine months of 2015 resulted in the recognition of a pretax gain of $2.837 billion, tax expense of $1.085 billion and an after-tax gain of $1.752 billion.

Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it will sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO do not qualify for reporting as discontinued operations. For the three months ended September 30, 2016 and 2015, AMO’s earnings (loss) before taxes were $2 million and $(2) million, respectively. For the first nine months ended September 30, 2016 and 2015, AMO’s earnings (loss) before taxes were $(42) million and $54 million, respectively. As a result of the planned sale of AMO, the assets and liabilities of this business meet the criteria to qualify as being held for disposition at September 30, 2016.

The assets and liabilities held for disposition as of September 30, 2016 relate to the AMO and AbbVie businesses. The assets and liabilities held for disposition as of December 31, 2015 relate to the AbbVie business. The following is a summary of the assets and liabilities held for disposition:

(in millions)	September 30, 2016	December 31, 2015
Trade receivables, net	$226	$17
Total inventories	247	43
Prepaid expenses and other current assets	79	45
Current assets held for disposition	552	105
Net property and equipment	238	1
Intangible assets, net of amortization	533	—
Goodwill	1,986	—
Deferred income taxes and other assets	22	1
Non-current assets held for disposition	2,779	2
Total assets held for disposition	$3,331	$107

Trade accounts payable	$421	$359
Salaries, wages, commissions and other accrued liabilities	176	14
Current liabilities held for disposition	597	373
Post-employment obligations, deferred income taxes and other long-term liabilities	60	—
Total liabilities held for disposition	$657	$373

Liquidity and Capital Resources September 30, 2016 Compared with December 31, 2015

The reduction of cash and cash equivalents from $5.0 billion at December 31, 2015 to $2.5 billion at September 30, 2016 reflects repayment of short-term debt, pension contributions, share repurchases and the Venezuela foreign currency loss, as well as dividends paid during the year and an increase in short-term investments.

Net cash from operating activities for the first nine months of 2016 totaled $2.0 billion. Other, net in Net cash from operating activities for the first nine months of 2016 includes contributions to defined benefit pension plans of $540 million as well as approximately $140 million of cash taxes paid related to the disposition of businesses. Other, net in 2016 also includes the non-cash impact of approximately $539 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. In the first nine months of 2015, Other, net in Net cash from operating activities included the contributions to defined benefit pension plans of $551 million, as well as approximately $150 million related to cost reduction and business disposal activities. Other, net in 2015 also included the non-cash impact of $1.1 billion of tax expense associated with the gain on the sale of businesses. The foreign currency loss related to Venezuela in the first nine months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $4.7 billion at September 30, 2016 and $5.0 billion at December 31, 2015.  The $0.3 billion decrease in working capital in 2016 is primarily due to the reduction in Cash and cash equivalents driven by pension contributions, share repurchases, the Venezuela foreign currency loss and dividends paid.

A majority of Abbott’s trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems.  Governmental receivables in these four countries accounted for less than 1% of Abbott’s total assets and 8% of total net trade receivables as of September 30, 2016 as compared to less than 1% of total assets and 7% of total net trade receivables as of December 31, 2015.  With the exception of Greece, Abbott historically has collected almost all of the outstanding receivables in these countries.  Abbott closely monitors economic conditions and budgetary and other fiscal developments in these countries.  Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.  Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate risk although such arrangements were not material in the first nine months of 2016.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency loss of $481 million in the first nine months of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of September 30, 2016, Abbott’s Venezuelan operations represented approximately 0.1% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At September 30, 2016, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service. As a result of Abbott’s announced agreements to acquire Alere and St. Jude Medical, Abbott’s credit ratings are under review and it is anticipated that the ratings will be adjusted to reflect the increased borrowings that will be incurred to finance these acquisitions. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion that support commercial paper borrowing arrangements which expire in 2019.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time. The 2014 authorization was in addition to the $512 million unused portion of a previous program announced in June 2013. In the first nine months of 2016, Abbott repurchased 10.4 million shares at a cost of $408 million under the program authorized in 2014. In the first nine months of 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 15.6 million shares at a cost of $738 million under the program authorized in 2014 for a total of 26.9 million shares at a cost of $1.25 billion.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.

In each of the first three quarters of 2016, Abbott declared a quarterly dividend of $0.26 per share on its common shares, which represents an 8% increase over the $0.24 per share quarterly dividend declared in each of the first three quarters of 2015.

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

PART I.         FINANCIAL INFORMATION

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $2.7 billion as of September 30, 2016 and $3.8 billion as of December 31, 2015. The decrease is due primarily to a decrease in the share price of the ordinary shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at September 30, 2016. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at September 30, 2016 by approximately $540 million.  Abbott monitors these investments for other than temporary declines in market value, and records a loss in income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended September 30, 2016, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of September 30, 2016, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its Form 10-Q for the quarter ended June 30, 2016, Abbott reported that two purported shareholder derivative class action lawsuits had been filed against St. Jude Medical, its board of directors, and Abbott and two of its subsidiaries in the Minnesota District

Court, Second Judicial District (Ramsey County), alleging that the St. Jude Medical board of directors had breached its fiduciary duties by entering into an acquisition agreement with Abbott, and that Abbott had aided and abetted those breaches.  In August 2016, a third purported shareholder derivative class lawsuit was filed, and all three lawsuits are being consolidated.  The plaintiffs seek injunctive relief, as well as actual and punitive damages.  Abbott denies all substantive allegations in these cases.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	34,827	(1)	$44.278	—	$925,131,209	(2)
August 1, 2016 – August 31, 2016	24,295	(1)	$45.121	—	$925,131,209	(2)
September 1, 2016 – September 30, 2016	18,000	(1)	$40.815	—	$925,131,209	(2)
Total	77,122	(1)	$43.735	—	$925,131,209	(2)

(1)                     These shares include:

(i)             the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 34,827 in July, 6,295 in August, and 0 in September; and

(ii)          the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan – 0 in July, 18,000 in August, and 18,000 in September.

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
Brian B. Yoor
Senior Vice President, Finance
and Chief Financial Officer

Date: November 3, 2016

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Stock Purchase Agreement, dated as of September 14, 2016, by and between Abbott Laboratories and Chace LLC and, solely for certain purposes, Johnson & Johnson, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated September 14, 2016.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.