Form 10-K
period 2016-12-31
ABBOTT LABORATORIES
filed 2017-02-17
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☐            No ☒

The aggregate market value of the 1,434,314,510 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2016), was $56,382,903,388. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2017: 1,727,997,596

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2017 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 17, 2017.

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

NARRATIVE DESCRIPTION OF BUSINESS

        As of December 31, 2016, Abbott had four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Vascular Products.

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, based on the closing Abbott share price on the acquisition date. Because the acquisition was completed during 2017, the financial condition and results of operations presented herein are those of Abbott and its subsidiaries prior to the completion of the acquisition, and do not include the financial conditions and results of operations of St. Jude Medical and its subsidiaries.

        On September 14, 2016, Abbott entered into a definitive agreement to sell its surgical cataract treatment, surgical vision correction and consumer eye health businesses to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The transaction reflects Abbott's proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals.

        On January 30, 2016, Abbott entered into a definitive merger agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash. The acquisition is subject to satisfaction of customary closing conditions, including the accuracy of Alere's representations and warranties (subject to certain materiality qualifications), compliance in all material respects with Alere's covenants and receipt of applicable regulatory approvals. Due to a number of adverse developments that have occurred with respect to Alere since the date of the merger agreement, Abbott has filed a complaint in the Delaware Court of Chancery seeking to terminate the merger agreement on the basis that Alere has experienced a "material adverse effect" under the acquisition agreement and has materially breached certain of its covenants. See Item 3, "Legal Proceedings."

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

        The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

  •
  gastroenterology products, including Creon®, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal® and Dicetel®, for the treatment of irritable bowel syndrome or biliary spasm; Heptral®, Transmetil®, and Samyr®, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms; and Duphalac®, for regulation of the physiological rhythm of the colon;

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

  •
  pain and central nervous system products, including Serc, for the treatment of Ménière's disease and vestibular vertigo; Brufen®, for the treatment of pain, fever, and inflammation, and Sevedol®, for the treatment of severe migraines; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid®, and Klaricid®); and Influvac®, an influenza vaccine.

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

        The principal products included in the Diagnostic Products segment are:

  •
  immunoassay and clinical chemistry systems, including ARCHITECT®, ABBOTT PRISM®, and the next-generation Alinity™ family of instruments, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, and therapeutic drug monitoring;

  •
  a full line of hematology systems and reagents known as the Cell-Dyn® series;

  •
  the i-STAT® and next-generation i-STAT Alinity point-of-care diagnostic systems and cartridges for blood analysis;

  •
  m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples, and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG;

  •
  the Vysis® FISH product line of genomic-based tests, including the PathVysion® HER-2 DNA probe kit; the UroVysion® bladder cancer recurrence kit; and the Vysis ALK Break Apart FISH Probe Kit, an FDA-approved companion diagnostic to Pfizer's approved non-small-cell lung cancer therapy XALKORI®; and

  •
  informatics and automation solutions for use in laboratories, including ACCELERATOR a3600®, and AlinIQ™, a suite of informatics tools and professional services.

        The Diagnostic Products segment's products are subject to competition in technological innovation, price, convenience of use, service, instrument warranty provisions, product performance, laboratory efficiency, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

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

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac® Pro-Advance®, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive™, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac™, Similac® NeoSure®, Similac Organic®, Similac® Special Care®, Similac Total Comfort™, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain®, Grow®, Similac Qinti™, and Eleva™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure Complete®, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure Sidekicks®, PediaSure Peptide®, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, Nepro®, and Vital®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Similac®, Gain®, Grow®, Eleva™, PediaSure®, PediaSure Sidekicks®, Pedialyte®, Ensure®, Zone Perfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets where appropriate.

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

        The principal products included in the Vascular Products segment are:

  •
  the XIENCE™ family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform;

  •
  StarClose SE® and ProGlide™ vessel closure devices;

  •
  TREK® coronary balloon dilatation products;

  •
  Hi-Torque Balance Middleweight Universal™ and ASAHI® coronary guidewires (licensed from Asahi Intecc Co., Ltd.);

  •
  MitraClip®, a percutaneous mitral valve repair system;

  •
  Supera® Peripheral Stent System, a peripheral vascular stent system; and

  •
  Acculink®/Accunet® and Xact®/Emboshield NAV™, carotid stent systems.

        The products in Abbott's Vascular Products segment are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical. St. Jude Medical's products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, as well as neuromodulation devices for the management of chronic pain and movement disorders.

        The principal products included in St. Jude Medical's businesses are:

  •
  rhythm management products, including Assurity® and Endurity® pacemaker systems, Ellipse® and Fortify Assura® implantable cardioverter defibrillators and Quadra Assura® MultiPoint™ implantable cardioverter defibrillator with cardiac resynchronization therapy;

  •
  electrophysiology products, including TactiCath® Quartz Contact Force Sensing and FlexAbility® irrigated ablation catheters, Ampere® RF ablation generator, EnSite Precision® cardiac mapping system;

  •
  heart failure related products, including the HeartMate® family of left ventricular assist devices and the CardioMEMS® pulmonary artery sensor, a heart failure monitoring system;

  •
  vascular products, including the OPTIS® integrated system with the Dragonfly® OPTIS® imaging catheter and OPTIS® OTC and PressureWire® X FFR measurement systems;

  •
  structural heart products, including Trifecta® Valve with Glide™ Technology, a surgical tissue heart valve, Portico® transcatheter aortic heart valve, Regent™ mechanical heart valve, and Amplatzer® occluders; and

  •
  neuromodulation products, including spinal cord stimulators Proclaim® Elite Recharge-free and Prodigy MRI®, both with BurstDR™ stimulation; Axium® Neurostimulator System, a neurostimulation device designed for dorsal root ganglion therapy, and the Infinity® Deep Brain Stimulation System with directional lead technology, for the treatment of movement disorders.

Other Products

        The principal products in Abbott's other businesses include blood glucose and flash glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand, and medical devices for the eye, including cataract surgery, LASIK surgery, contact lens care products, and dry eye products. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, private health care organizations, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are marketed and distributed through distributors. Blood and flash glucose monitoring systems, contact lens care products, and dry eye products are also marketed and sold to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

        As discussed above, Abbott has entered into a definitive agreement to sell its surgical cataract treatment, surgical vision correction and consumer eye health businesses to Johnson & Johnson. The transaction is expected to close in the first quarter of 2017.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2017 to 2037, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole.

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

Research and Development

        Abbott spent approximately $1.4 billion in 2016, $1.4 billion in 2015, and $1.3 billion in 2014 on research to discover and develop new products and processes and to improve existing products and processes.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2016 were approximately $19 million and $35 million, respectively. Capital and operating expenditures for pollution control in 2017 are estimated to be $19 million and $38 million, respectively.

        Abbott has been identified as one of many potentially responsible parties in investigations and/or remediations at several locations in the United States, including Puerto Rico, under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund. Abbott is also engaged in remediation at several other sites, some of which are owned by Abbott, in cooperation with the Environmental Protection Agency or similar agencies. While it is not feasible to predict with certainty the final costs related to those investigations and remediation activities, Abbott believes that such costs, together with other expenditures to maintain compliance with applicable laws and regulations concerning environmental protection, should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Employees

        Abbott employed approximately 75,000 people as of December 31, 2016. Following the acquisition of St. Jude Medical, Abbott employs approximately 94,000 people.

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

        Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers will continue attempts to reduce the cost or utilization of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, coverage limitations, or compulsory licensing. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott's products for the foreseeable future.

        In the United States, the federal government regularly evaluates reimbursement for medical procedures in which medical devices and diagnostics may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Medicare also implemented a competitive bidding system for durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act establishes a new payment system for clinical laboratory tests, which goes into effect in 2018.

        In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the Affordable Care Act), imposed an excise tax on Abbott and other medical device manufacturers and importers. The excise tax was subsequently suspended from January 1, 2016 through December 31, 2017 as part of the Consolidated Appropriations Act of 2016. The excise tax is scheduled to apply to sales of taxable medical devices beginning on January 1, 2018.

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

        Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act or implementation of new health care legislation, could result in significant changes to the health care system.

        The regulation of data privacy and security, and the protection of the confidentiality of certain patient health information, is increasing. For example, the European Union has enacted stricter data protection laws, which will take effect in 2018, that contain enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the U.S. Food and Drug Administration has issued further guidance concerning data security for medical devices. In addition, certain countries have issued or are considering "data localization" laws, which limit companies' ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected health information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

        Governmental cost containment efforts also affect Abbott's nutritional products business. In the United States, for example, under regulations governing the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children, all states must have a cost containment program for infant formula. As a result, through competitive bidding states obtain rebates from manufacturers of infant formula whose products are used in the program.

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

        Abbott may pursue acquisitions, licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott's credit rating, result in increased borrowing costs and interest expense, and decrease liquidity.

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

        Abbott's products are subject to rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain, approvals for future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs.

        In addition, no assurance can be given that Abbott will remain in compliance with applicable FDA and other regulatory requirements once approval or marketing authorization has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising and postmarketing reporting, including adverse event reports and field alerts. Many of Abbott's facilities and procedures and those of Abbott's suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Abbott must incur expense and spend time and effort to ensure compliance with these complex regulations. Possible regulatory actions for non-compliance could include warning letters, fines, damages, injunctions, civil penalties, recalls, seizures of Abbott's products, and criminal prosecution.

        These actions could result in, among other things, substantial modifications to Abbott's business practices and operations; refunds, recalls, or seizures of Abbott's products; a total or partial shutdown of production in one or more facilities while Abbott or Abbott's suppliers remedy the alleged violation; the inability to obtain future pre-market approvals or marketing authorizations; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott's business and have a material adverse effect on Abbott's revenues, profitability and financial condition.

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

        Both in the U.S. and internationally, government authorities may enact changes in regulatory requirements, make legislative or administrative reforms to existing reimbursement programs, make adverse decisions relating to our products' coverage or reimbursement, or make changes to patient access to health care, all of which could adversely impact the demand for and usage of Abbott's products or the prices that Abbott's customers are willing to pay for them.

        Further, in the U.S., a number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 change access to health care products and services and establish certain fees for the medical device industry. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.

        For additional information concerning health care regulation, see the discussion in "Regulation" under Item 1, "Business."

Abbott incurred and assumed significant additional indebtedness in connection with the acquisition of St. Jude Medical, which could decrease business flexibility and increase consolidated interest expense.

        Following the acquisition of St. Jude Medical, Abbott's consolidated indebtedness as of January 31, 2017 is approximately $27.8 billion, representing a substantial increase in comparison to Abbott's consolidated indebtedness on a recent historical basis. This increased consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, increasing Abbott's consolidated interest expense, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

        Further, Abbott may be required to raise additional financing for working capital, capital expenditures, future acquisitions or other general corporate purposes. Abbott's ability to arrange additional financing or refinancing will depend on, among other factors, Abbott's financial position and performance, as well as prevailing market conditions and other factors beyond Abbott's control. Consequently, Abbott cannot assure that it will be able to obtain additional financing or refinancing on terms acceptable to Abbott or at all, which could adversely impact Abbott's ability to make scheduled payments with respect to its consolidated indebtedness and its profitability and financial condition. Additionally, further borrowing could cause a deterioration of Abbott's credit rating.

Changes in credit markets or to Abbott's credit rating could impact Abbott's ability to obtain financing for its business operations or result in increased borrowing costs and interest expense.

        Abbott's credit ratings reflect each credit rating agency's then opinion of Abbott's financial strength, operating performance and ability to meet its debt obligations. Abbott utilizes the short- and long-term debt markets to obtain capital from time to time. Adverse changes in Abbott's credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities and may limit financing options, including access to the unsecured borrowing market. Abbott may also be subject to additional restrictive covenants that would reduce flexibility. Macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, may adversely affect Abbott's ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

Abbott depends on sophisticated information technology systems and a cyber attack or other breach of these systems could have a material adverse effect on Abbott's results of operations.

        Similar to other large multi-national companies, the size and complexity of the information technology systems on which Abbott relies for both its infrastructure and products makes them susceptible to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause Abbott's information technology systems and related products, protected data, or proprietary information to be compromised. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, problems with product functionality, damage to customer relations, lost revenue, and legal or regulatory penalties.

        Abbott invests in its systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, and monitors its systems on an ongoing basis for any current or potential threats and for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which Abbott relies or that related product issues will not arise in the future. Any significant attack or other disruption on Abbott's systems or products could have a material adverse effect on Abbott's business.

The expiration or loss of patent protection and licenses may affect Abbott's future revenues and operating income.

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's businesses could suffer. To the extent that countries do not enforce Abbott's intellectual property rights or to the extent that countries require compulsory licensing of its intellectual property, Abbott's future revenues and operating income could be reduced. Any material litigation regarding Abbott's patents and trademarks is described in the section captioned "Legal Proceedings."

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

        Promising new products and technologies may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if Abbott successfully develops new products or enhancements or new generations of Abbott's existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. Abbott cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause Abbott's products or technologies to become obsolete, causing Abbott's revenues and operating results to suffer.

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

Abbott cannot predict at this time whether or when it will consummate the acquisition of Alere Inc.

        On January 30, 2016, Abbott entered into a merger agreement to acquire Alere Inc. Since entering into the merger agreement, several key developments occurred with respect to Alere, including three new, separate investigations by the U.S. Department of Justice (two of which are criminal investigations), delays in the filing of Alere's required annual (Form 10-K) and quarterly (Form 10-Q) SEC reports, management's disclosure of unremediated material weaknesses over financial reporting, the issuance of an opinion by Alere's auditors that Alere did not maintain effective internal control because of material weaknesses over financial reporting related to revenue recognition, a product recall following notice from the U.S. Food and Drug Administration, and the revocation of the Medicare billing privileges of an Alere business unit by the Centers for Medicare & Medicaid Services. These developments led Abbott to file a complaint against Alere in the Delaware Court of Chancery, seeking to terminate the merger agreement on the grounds that Alere has experienced a "material adverse effect" under the merger agreement and has materially breached certain of its covenants. The outcome of the lawsuit, however, is not certain, and Abbott cannot predict at this time whether or when it will consummate the acquisition of Alere.

Abbott holds a significant investment in Mylan N.V. and is subject to market risk.

        In February 2015, Abbott completed the disposition of its developed markets branded generics pharmaceuticals business to Mylan N.V. in exchange for 110,000,000 Mylan N.V. ordinary shares. In April 2015, Abbott sold 40,250,000 of these Mylan N.V. ordinary shares. Abbott currently owns 69,750,000 ordinary shares. As long as Abbott holds the shares, Abbott will have a substantial undiversified equity investment in Mylan N.V. and, therefore, will be subject to the risk of changes in the market value of those shares.

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and Abbott's ability to realize projected sales and earnings.

        Although Abbott's financial statements are denominated in U.S. dollars, a significant portion of Abbott's revenues and costs are realized in other currencies. Sales outside of the United States in 2016 made up approximately 70 percent of Abbott's net sales. Abbott's profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott's assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

        Information on the impact of foreign exchange rates on Abbott's financial results is contained in the "Financial Review — Results of Operations" section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott's 2016 Form 10-K. Information on Abbott's hedging arrangements is contained in Note 11 to the consolidated financial statements in this report.

Deterioration in the economic condition and credit quality of certain countries may negatively affect Abbott's results of operations.

        Unfavorable economic conditions in certain countries may increase the time it takes to collect outstanding trade receivables. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including health care. Deterioration in the quality of sovereign debt, including credit downgrades, could increase Abbott's collection risk where a significant amount of Abbott's receivables in these countries are with governmental health care systems or where Abbott's customers depend on payment by government health care systems.

The international nature of Abbott's business subjects it to additional business risks that may cause its revenue and profitability to decline.

        Abbott's business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2016 made up approximately 70 percent of Abbott's net sales. Additional risks associated with Abbott's international operations include:

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

  •
  restrictions on local currency conversion and/or cash extraction;

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

  •
  differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Abbott's corporate offices are located at 100 Abbott Park Road, Abbott Park, Illinois 60064. The locations of Abbott's principal plants, as of December 31, 2016, are listed below.

Location	Segments of Products Produced
Abbott Park, Illinois	Diagnostic Products
Alajuela, Costa Rica	Vascular Products
Altavista, Virginia	Nutritional Products
Anasco, Puerto Rico*†	Non-Reportable
Baddi, India	Established Pharmaceutical Products
Barceloneta, Puerto Rico*	Vascular Products
Belgorod, Russia	Established Pharmaceutical Products
Bogota, Colombia	Established Pharmaceutical Products
Buenos Aires, Argentina	Established Pharmaceutical Products
Cali, Colombia	Established Pharmaceutical Products
Casa Grande, Arizona	Nutritional Products
Clonmel, Ireland	Vascular Products
Columbus, Ohio	Nutritional Products
Cootehill, Ireland	Nutritional Products
Des Plaines, Illinois	Diagnostic Products
Donegal, Ireland	Non-Reportable
Fairfield, California*	Nutritional Products
Goa, India	Established Pharmaceutical Products
Granada, Spain	Nutritional Products
Groningen, the Netherlands†	Non-Reportable
Hangzhou, China†	Non-Reportable
Irving, Texas	Diagnostic Products
Jhagadia, India	Nutritional Products
Jiaxing, China	Nutritional Products
Karachi, Pakistan	Established Pharmaceutical Products
Lima, Peru	Established Pharmaceutical Products
Longford, Ireland	Diagnostic Products
Menlo Park, California*	Vascular Products
Milpitas, California*†	Non-Reportable
Neustadt, Germany	Established Pharmaceutical Products
Olst, the Netherlands	Established Pharmaceutical Products
Ottawa, Canada*	Diagnostic Products
Pokrov, Russia	Established Pharmaceutical Products
Pompeya, Argentina	Established Pharmaceutical Products
Quilmes, Argentina	Established Pharmaceutical Products
Rio de Janeiro, Brazil	Established Pharmaceutical Products
Santiago, Chile	Established Pharmaceutical Products
Singapore	Nutritional Products
Sligo, Ireland*	Nutritional and Diagnostic Products
Sturgis, Michigan	Nutritional Products
Temecula, California	Vascular Products
Tipp City, Ohio	Nutritional Products
Tlalpan, Mexico	Established Pharmaceutical Products
Uppsala, Sweden†	Non-Reportable
Voronezh, Russia	Established Pharmaceutical Products
Weesp, the Netherlands	Established Pharmaceutical Products
Wiesbaden, Germany	Diagnostic Products
Witney, England	Non-Reportable
Zwolle, the Netherlands	Nutritional Products

*
Leased property

†
Will be transferred in connection with the sale of Abbott's surgical cataract treatment, surgical vision correction and consumer eye health businesses to Johnson & Johnson.

        In addition to the above, as of December 31, 2016, Abbott had manufacturing facilities in three other locations in the United States and in six countries outside the United States. Abbott's facilities are deemed suitable and provide adequate productive capacity.

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

        In connection with the St. Jude Medical acquisition, Abbott also acquired St. Jude Medical's principal executive offices, located in Minnesota, and manufacturing facilities in nine states in the United States and in Puerto Rico, and in four countries outside the United States. St. Jude Medical owns the majority of its manufacturing facilities. Abbott believes that St. Jude Medical's facilities are suitable and provide adequate productive capacity.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2017) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        In May and August 2016, three purported shareholder derivative class action lawsuits were filed against St. Jude Medical, Inc., its board of directors, and Abbott and two of its subsidiaries, in the Minnesota District Court, Second Judicial District (Ramsey County), alleging that the St. Jude Medical board of directors had breached its fiduciary duties by entering into an acquisition agreement with Abbott, and that Abbott had aided and abetted those breaches. All three lawsuits were dismissed in December 2016.

        On January 30, 2016, Abbott entered into a definitive merger agreement to acquire Alere Inc., a diagnostic device and service provider. The acquisition is subject to satisfaction of customary closing conditions, including the accuracy of Alere's representations and warranties (subject to certain materiality qualifications), compliance in all material respects with Alere's covenants and receipt of applicable regulatory approvals. On December 7, 2016, Abbott filed a complaint in the Delaware Court of Chancery seeking a declaration that it is entitled to exercise its contractual right to terminate the merger agreement. The lawsuit is styled In re Alere-Abbott Merger Litigation, C.A. No. 12963-VCG. Abbott filed an amended complaint on January 13, 2017, seeking to terminate the merger agreement on the basis that Alere has experienced a "material adverse effect" under the merger agreement and has materially breached certain of its covenants. The complaint arises out of a series of adverse developments that have occurred at Alere since the date of the merger agreement. The outcome of the lawsuit, however, is not certain, and Abbott cannot predict at this time whether or when it will consummate the acquisition of Alere. See Item 1A, "Risk Factors."

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

        Abbott's executive officers, their ages as of February 17, 2017, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 61

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Hubert L. Allen, 51

  2013 to present — Executive Vice President, General Counsel and Secretary.

  2010 to 2012 — Divisional Vice President and Associate General Counsel, Established Pharmaceuticals.

  Elected Corporate Officer — 2012.

Brian J. Blaser, 52

  2012 to present — Executive Vice President, Diagnostics Products.

  2010 to 2012 — Senior Vice President, Diagnostics.

  Elected Corporate Officer — 2008.

John M. Capek, 55

  2015 to present — Executive Vice President, Ventures.

  2007 to 2015 — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Robert B. Ford, 43

  2015 to present — Executive Vice President, Medical Devices.

  2014 to 2015 — Senior Vice President, Diabetes Care.

  2008 to 2014 — Vice President, Diabetes Care, Commercial Operations.

  Elected Corporate Officer — 2008.

Stephen R. Fussell, 59

  2013 to present — Executive Vice President, Human Resources.

  2005 to 2013 — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Heather L. Mason, 56

  2015 to present — Executive Vice President, Nutritional Products.

  2014 to 2015 — Executive Vice President, Nutritional Products, Global Commercial Operations.

  2008 to 2014 — Senior Vice President, Diabetes Care.

  Elected Corporate Officer — 2001.

Michael T. Rousseau, 61

  2017 to present — President, Cardiovascular and Neuromodulation.

  2016 to 2017 — President and Chief Executive Officer, St. Jude Medical, Inc. (a global medical device manufacturer).

  2014 to 2015 — Chief Operating Officer, St. Jude Medical, Inc.

  2012 to 2014 — Group President, Cardiovascular and Ablation Technologies Division, Implantable Electronic Systems Division and U.S. Division, St. Jude Medical, Inc.

  2009 to 2012 — Group President, Cardiac Rhythm Management Division, Neuromodulation Division, Atrial Fibrillation Division, Cardiovascular Division and U.S. Division, St. Jude Medical, Inc.

  Elected Corporate Officer — 2017.

Michael J. Warmuth, 54

  2012 to present — Executive Vice President, Established Pharmaceuticals.

  2010 to 2012 — Senior Vice President, Established Products, Pharmaceutical Products Group.

  Elected Corporate Officer — 2007.

Roger Bird, 60

  2015 to present — Senior Vice President, U.S. Nutrition.

  2009 to 2015 — Divisional Vice President and General Manager, China and Hong Kong, Nutritional Products.

  Elected Corporate Officer — 2015.

Jaime Contreras, 60

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  2008 to 2013 — Vice President, Diagnostics, Global Commercial Operations.

  Elected Corporate Officer — 2003.

Eric S. Fain, 56

  2017 to present — Senior Vice President, Group President, Cardiovascular and Neuromodulation.

  2014 to 2017 — Group President, St. Jude Medical, Inc. (a global medical device manufacturer).

  2012 to 2014 — President, Implantable Electronic Systems Division, St. Jude Medical, Inc.

  2012 to 2014 — Group President, Cardiovascular and Ablation Technologies Division, Implantable Electronic Systems Division and U.S. Division, St. Jude Medical, Inc.

  2007 to 2012 — President, Cardiac Rhythm Management Division, St. Jude Medical, Inc.

  Elected Corporate Officer — 2017.

Thomas G. Frinzi, 61

  2016 to present — Senior Vice President, Abbott Medical Optics.

  2010 to 2015 — President and Chief Executive Officer, WaveTec Vision Systems, Inc. (a leading U.S. developer of guidance technology for cataract surgery).

  Elected Corporate Officer — 2016.

Andrew H. Lane, 46

  2015 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2014 to 2015 — Divisional Vice President, Established Pharmaceuticals, Asia Pacific.

  2011 to 2014 — Vice President, Asia Pacific, Takeda Pharmaceutical Company Limited (a Japanese pharmaceutical company).

  Elected Corporate Officer — 2015.

Joseph Manning, 48

  2017 to present — Senior Vice President, Abbott Nutrition International.

  2015 to 2017 — Vice President, Nutrition, Asia Pacific.

  2014 to 2015 — General Manager, Indonesia, Nutritional Products.

  2009 to 2014 — General Manager, Russia, Nutritional Products.

  Elected Corporate Officer — 2015.

Deepak Nath, 44

  2015 to present — Senior Vice President, Abbott Vascular.

  2015 — Vice President, Vascular, Commercial.

  2014 to 2015 — Vice President, Molecular Diagnostics.

  2012 to 2014 — Divisional Vice President and General Manager, Ibis.

  2011 to 2012 — Divisional Vice President, CEEMEA, Vascular.

  Elected Corporate Officer — 2014.

Daniel Salvadori, 38

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

Jared L. Watkin, 49

  2015 to present — Senior Vice President, Diabetes Care.

  2010 to 2015 — Divisional Vice President, Technical Operations, Diabetes Care.

  Elected Corporate Officer — 2015.

Brian B. Yoor, 47

  2015 to present — Senior Vice President, Finance and Chief Financial Officer.

  2013 to 2015 — Vice President, Investor Relations.

  2010 to 2013 — Divisional Vice President, Controller, Diagnostics.

  Elected Corporate Officer — 2013.

Robert E. Funck, 55

  2013 to present — Vice President, Controller.

  2009 to 2013 — Vice President, Chief Ethics and Compliance Officer.

  Elected Corporate Officer — 2005.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        The principal market for Abbott's common shares is the New York Stock Exchange. Shares are also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges. Outside the United States, Abbott's shares are listed on the SIX Swiss Exchange.

	Market Price Per Share
	2016		2015
	high	low	high	low
First Quarter	$44.05	$36.00	$47.88	$43.36
Second Quarter	44.58	36.76	50.47	45.55
Third Quarter	45.79	39.16	51.74	39.00
Fourth Quarter	43.78	37.38	46.38	39.28

Shareholders

        There were 45,545 shareholders of record of Abbott common shares as of December 31, 2016. Following the acquisition of St. Jude Medical, there were 46,449 shareholders of record of Abbott common shares as of January 31, 2017.

Dividends

        Abbott declared quarterly dividends of $0.26 per share on common shares in the first, second, and third quarters of 2016. In the fourth quarter of 2016, Abbott declared a quarterly dividend of $0.265 per share on common shares.

        Abbott declared quarterly dividends of $0.24 per share on common shares in the first, second, and third quarters of 2015. In the fourth quarter of 2015, Abbott declared a quarterly dividend of $0.26 per share on common shares.

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2016.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 — October 31, 2016	557		$40.740	0	$925,131,209	(2)
November 1, 2016 — November 30, 2016	20,687	(1)	$39.791	0	$925,131,209	(2)
December 1, 2016 — December 31, 2016	39,380	(1)	$38.926	0	$925,131,209	(2)
Total	60,624	(1)	$39.238	0	$925,131,209	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 557 in October, 2,687 in November, and 8,619 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 18,000 in November, and 30,761 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2016	2015	2014	2013	2012
	(dollars in millions, except per share data)
Net sales (1)	$20,853	$20,405	$20,247	$19,657	$19,050
Earnings from continuing operations (1)	1,063	2,606	1,721	1,988	237
Net earnings	1,400	4,423	2,284	2,576	5,963
Basic earnings per common share from continuing operations (1)	0.71	1.73	1.13	1.27	0.15
Basic earnings per common share	0.94	2.94	1.50	1.64	3.76
Diluted earnings per common share from continuing operations (1)	0.71	1.72	1.12	1.26	0.15
Diluted earnings per common share	0.94	2.92	1.49	1.62	3.72
Total assets	52,666	41,247	41,207	42,937	67,148
Long-term debt, including current portion	20,684	5,874	3,448	3,381	18,307
Cash dividends declared per common share	1.045	0.98	0.90	0.64	1.67	(2)

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

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.8 billion of St. Jude Medical's debt was assumed or refinanced by Abbott. The transaction provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined company will compete in nearly every area of the $30 billion cardiovascular market as well as in the neuromodulation market. As the acquisition of St. Jude Medical was completed after December 31, 2016, Abbott's consolidated financial statements do not include the financial condition or the operating results of St. Jude Medical in any of the periods presented herein.

        In September 2016, Abbott announced that it had entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott's proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO have continued to be included in Earnings from Continuing Operations as they do not qualify for reporting as discontinued operations. The assets and liabilities of this business are being reported as held for disposition in Abbott's Consolidated Balance Sheet as of December 31, 2016.

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash. The acquisition is subject to satisfaction of customary closing conditions, including the accuracy of Alere's representations and warranties (subject to certain materiality qualifications), compliance in all material respects with Alere's covenants and receipt of applicable regulatory approvals. Due to a number of adverse developments that have occurred with respect to Alere since the date of the agreement, Abbott has filed a complaint in the Delaware Court of Chancery seeking to terminate the acquisition agreement on the basis that Alere has experienced a "material adverse effect" under the acquisition agreement and has materially breached certain of its covenants.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business, which was previously included in the Established Pharmaceutical Products segment, to Mylan Inc. for 110 million shares of Mylan N.V., a newly formed entity that combined Mylan's existing business with Abbott's developed markets branded generics pharmaceuticals business. Abbott retained the branded generics pharmaceuticals business and products of its Established Pharmaceutical Products segment in emerging markets. In April 2015, Abbott sold 40.25 million of its Mylan N.V. ordinary shares. Abbott currently owns 69.75 million Mylan N.V. ordinary shares.

        Over the last three years, sales growth was driven primarily by the established pharmaceuticals, nutritional and diagnostics businesses. Sales in emerging markets, which represent nearly 50 percent of total company sales, increased 6.3 percent in 2016 and 17.1 percent in 2015, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.) Over the last three years, margin improvement was driven primarily by the nutritional and diagnostics businesses. Abbott expanded its operating margin by approximately 120 basis points per year in 2016 and 2015. Abbott's sales, costs, and financial position over the same period were impacted by the strengthening of the U.S. dollar relative to international currencies and a challenging economic and fiscal environment in several emerging economies.

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. In 2016, excluding the impact of foreign exchange, strong performance in several markets across Latin America and Southeast Asia, as well as increased U.S. sales were partially offset by challenging market conditions in the Chinese pediatric nutritional business. With respect to the profitability of the nutritional products business, manufacturing and distribution process changes, lower commodity costs, and other cost reductions drove margin improvements across the business over the last three years although such improvements were offset by the negative impact of foreign exchange in 2016. Operating margins for this business increased from 21.0 percent in 2014 to 24.1 percent in 2016.

        In Abbott's worldwide diagnostics business, sales growth over the last three years reflected continued market penetration by the Core Laboratory business in the U.S. and China, and growth in other emerging markets, most notably in Latin America. In addition, the Point of Care diagnostics business continued to expand its geographic presence in targeted developed and emerging markets. Worldwide diagnostic sales increased 5.5 percent in 2016 and 7.3 percent in 2015, excluding the impact of foreign exchange. In 2016, Abbott initiated the launch of Alinity™, an integrated family of next-generation diagnostic systems and solutions which are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results. In the fourth quarter of 2016, Abbott obtained CE Mark for the Alinity™ point of care, immunoassay, clinical chemistry, and blood screening systems and initiated the launch of these four systems in Europe. Over the next two years, Abbott will work to obtain approval and launch Alinity™ systems in multiple geographies for every area in which its diagnostics business competes.

        Margin improvement continued to be a key focus for the diagnostics business in 2016 although such improvements were offset by the negative impact of foreign exchange. Operating margins increased from 22.9 percent of sales in 2014 to 24.8 percent in 2016 as the business continued to execute on efficiency initiatives in the manufacturing and supply chain functions.

        The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets after the sale of its developed markets business to Mylan on February 27, 2015. The acquisition of CFR Pharmaceuticals S.A. (CFR) in September 2014 more than doubled Abbott's branded generics pharmaceutical presence in Latin America and further expanded its presence in emerging markets. Through the acquisition of Veropharm, a leading Russian pharmaceutical company in December 2014, Abbott established a manufacturing footprint in Russia and obtained a portfolio of medicines that is well aligned with Abbott's current pharmaceutical therapeutic areas of focus. Excluding the impact of foreign exchange, Established Pharmaceutical sales from continuing operations increased 10.5 percent in 2016 and 34.1 percent in 2015. The sales increase in 2016 was driven by double-digit growth in the Brazil, Russia, India and China (BRIC) geographies, which comprise approximately 45 percent of the sales in the Established Pharmaceutical Products segment. Excluding the impact of the 2014 acquisitions as well as the impact of foreign exchange, 2015 Established Pharmaceutical sales from continuing operations increased 13.4 percent.

        In the vascular business, excluding the unfavorable impact of foreign exchange, total sales increased in the low single digits from 2014 to 2016, driven by double-digit growth in Abbott's sales of its MitraClip structural heart device for the treatment of mitral regurgitation, as well endovascular franchise sales growth. These increases were partially offset by pricing pressures primarily related to drug-eluting stents (DES) and lower market share for Abbott's XIENCE DES franchise in certain geographies. The XIENCE DES franchise includes XIENCE V, Prime, nano, Pro, ProX, Xpedition, and Alpine. Abbott has continued to develop its worldwide market-leading XIENCE DES franchise over the last three years. Abbott Vascular Products' latest product introduction, XIENCE Alpine, was launched in various markets across Europe and Asia in 2015 and 2016 and in the U.S. in late 2014. The XIENCE franchise maintained its market-leading global position in 2016. Operating margins declined from 36.5 percent in 2014 to 35.8 percent in 2016 primarily due to the unfavorable effect of foreign exchange and ongoing pricing pressures in the coronary business.

        Abbott's short- and long-term debt totaled $22.0 billion at December 31, 2016, which included the debt issued in anticipation of the St. Jude Medical acquisition. At December 31, 2016, Abbott's long-term debt rating was A+ by Standard and Poor's Corporation and A2 by Moody's Investors Service. In conjunction with the completion of the St. Jude Medical acquisition on January 4, 2017, the ratings were adjusted to BBB by Standard & Poor's Corporation and Baa3 by Moody's Investors Service.

        In anticipation of the acquisition of St. Jude Medical, in November 2016, Abbott issued $15.1 billion of long-term debt consisting of $2.85 billion at 2.35% maturing in 2019; $2.85 billion at 2.90% maturing in 2021; $1.50 billion at 3.40% maturing in 2023; $3.00 billion at 3.75% maturing in 2026; $1.65 billion at 4.75% maturing in 2036; and $3.25 billion at 4.90% maturing in 2046. In November 2016, Abbott also entered into interest rate swap contracts totaling $3.0 billion related to the new debt, which have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation on the related debt instruments. In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million at 2.00% maturing in 2020; $750 million at 2.55% maturing in 2022; and $1.0 billion at 2.95% maturing in 2025. In March 2015, Abbott also entered into interest rate swap contracts totaling $2.5 billion related to the debt issuance. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation. In the fourth quarter of 2014, Abbott extinguished approximately $500 million of long-term debt that was assumed as part of the acquisition of CFR and incurred a charge of $18.3 million related to the early repayment of this debt.

        Abbott declared dividends of $1.045 per share in 2016 compared to $0.98 per share in 2015, an increase of approximately 7%. Dividends paid were $1.539 billion in 2016 compared to $1.443 billion in 2015. The year-over-year change in dividends reflects the impact of the increase in the dividend rate. In December 2016, Abbott increased the company's quarterly dividend to $0.265 per share from $0.26 per share, effective with the dividend paid in February 2017.

        In 2017, Abbott will focus on integrating St. Jude Medical, as well as several other key initiatives. The focus of the integration will be to combine the St. Jude Medical business with Abbott's existing vascular business to create a best-in-class organization and to successfully deliver on new product launches that contribute to a broader, more comprehensive cardiovascular and neuromodulation portfolio. In the nutritional business, Abbott will continue to build its product portfolio with the introduction of new science-based products, expand in high-growth emerging markets and implement additional margin improvement initiatives.

        In the established pharmaceuticals business, Abbott will continue to focus on obtaining additional product approvals across numerous countries and increasing its penetration of emerging markets. In the diagnostics business, Abbott will work to launch the full Alinity™ suite across Europe and into additional geographies, including the U.S., over the next two years. The diagnostics business will also focus on expansion in emerging markets and further improvements in the segment's operating margin. In Abbott's other segments, Abbott will focus on developing differentiated technologies in higher growth markets.

Critical Accounting Policies

        Sales Rebates —  In 2016, approximately 43 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2016 are in the Nutritional Products and Diabetes Care segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2016, 2015 and 2014 amounted to approximately $2.5 billion, $2.2 billion and $2.1 billion, respectively, or 22.9 percent, 21.6 percent and 20.1 percent, respectively, based on gross sales of approximately $10.7 billion, $10.3 billion and $10.3 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $107 million in 2016. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $160 million, $124 million and $138 million for cash discounts in 2016, 2015 and 2014, respectively, and $242 million, $238 million and $210 million for returns in 2016, 2015 and 2014, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2016, Abbott had WIC business in 31 states.

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2013 are settled. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2016, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $3.3 billion and $119 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 13 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2016, goodwill amounted to $7.7 billion and intangibles amounted to $4.5 billion, excluding approximately $2.0 billion of goodwill and $529 million of intangibles in Non-current assets held for disposition due to the pending sale of AMO. Amortization expense in continuing operations for intangible assets amounted to $550 million in 2016, $601 million in 2015 and $555 million in 2014. There were no impairments of goodwill in 2016, 2015 or 2014.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $35 million to $45 million for its legal proceedings and environmental exposures. Accruals of approximately $40 million have been recorded at December 31, 2016 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change
		Price	Volume	Exchange
Total Net Sales
2016 vs. 2015	2.2	(1.1)	5.9	(2.6)
2015 vs. 2014	0.8	(1.1)	10.2	(8.3)
Total U.S.
2016 vs. 2015	3.4	(2.9)	6.3	—
2015 vs. 2014	2.2	(1.5)	3.7	—
Total International
2016 vs. 2015	1.6	(0.3)	5.7	(3.8)
2015 vs. 2014	0.2	(1.0)	13.1	(11.9)
Established Pharmaceutical Products Segment
2016 vs. 2015	3.7	3.0	7.5	(6.8)
2015 vs. 2014	19.3	0.3	33.8	(14.8)
Nutritional Products Segment
2016 vs. 2015	(1.1)	(0.4)	1.6	(2.3)
2015 vs. 2014	0.3	—	5.5	(5.2)
Diagnostic Products Segment
2016 vs. 2015	3.6	(1.2)	6.7	(1.9)
2015 vs. 2014	(1.6)	(1.0)	8.3	(8.9)
Vascular Products Segment
2016 vs. 2015	3.7	(5.3)	9.8	(0.8)
2015 vs. 2014	(6.5)	(4.0)	5.3	(7.8)

        The increases in Total Net Sales in 2016 and 2015 reflect unit growth, partially offset by the impact of unfavorable foreign exchange. The price declines related to Vascular Products sales in 2016 and 2015 primarily reflect pricing pressure on drug eluting stents as a result of market competition in the U.S. and other major markets. Competitive pressures in the Managed Medicaid and Medicare segments of Abbott's Diabetes Care business also contributed to the overall 2.9% price decline in the U.S. in 2016.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2016	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$2,912	5%	(8)%	13%
Other	947	1	(1)	2
Nutritionals —
International Pediatric Nutritionals	2,206	(7)	(4)	(3)
U.S. Pediatric Nutritionals	1,677	5	—	5
International Adult Nutritionals	1,724	—	(4)	4
U.S. Adult Nutritionals	1,292	1	—	1
Diagnostics —
Immunochemistry	3,681	4	(2)	6
Vascular Products (1) —
Coronary Devices	2,186	—	(1)	1
Endovascular	562	8	(1)	9

(1)
Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products. Endovascular includes vessel closure, carotid stents and other peripheral products.

(dollars in millions)	2015	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$2,781	17%	(15)%	32%
Other	939	28	(12)	40
Nutritionals —
International Pediatric Nutritionals	2,378	1	(7)	8
U.S. Pediatric Nutritionals	1,592	4	—	4
International Adult Nutritionals	1,729	(2)	(11)	9
U.S. Adult Nutritionals	1,276	(2)	—	(2)
Diagnostics —
Immunochemistry	3,529	(2)	(10)	8
Vascular Products (2) —
Coronary Devices	2,176	(7)	(8)	1
Endovascular	520	(1)	(7)	6

(2)
Coronary Devices include DES / BVS product portfolio, structural heart, guidewires, balloon catheters, and other coronary products. Endovascular includes vessel closure, carotid stents and other peripheral products.

        Excluding the unfavorable impact of foreign exchange, total Established Pharmaceutical Products sales increased 10.5 percent in 2016 and 34.1 percent in 2015. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the impact of foreign exchange, sales in these key emerging markets increased 13.3 percent in 2016 and 32.4 percent in 2015. Excluding the impact of foreign exchange, sales in Established Pharmaceuticals' other emerging markets increased 2.0 percent in 2016 and increased 39.6 percent in 2015. The increase in 2015 includes the impact of the acquisitions of CFR Pharmaceuticals in September 2014 and Veropharm in December 2014. Excluding sales from the acquisitions and the impact of foreign exchange, revenues increased 13.4 percent in 2015.

        Excluding the unfavorable impact of foreign exchange, total Nutritional Products sales increased 1.2 percent in 2016 and 5.5 percent in 2015. In Abbott's International Pediatric Nutritional business, the 2016 decrease in sales was driven by challenging market conditions in China, including the impact of new food safety regulations which will require the re-registration by 2018 of all infant and toddler formulas, contributing to an oversupply of product in the market. The sales decrease in China was partially offset by continued strong performance in several markets across Latin America and Southeast Asia. The increase in 2016 U.S. Pediatric Nutritional sales primarily reflects above-market performance in Abbott's PediaSure® toddler brand as well as recent infant product launches including Similac® Advance® Non-GMO and Similac Sensitive® Non-GMO.

        Excluding the unfavorable impact of foreign exchange, the 2016 and 2015 increases in International Adult Nutritional sales are due primarily to volume growth in emerging markets and continued expansion of the adult nutrition category internationally. The increase in 2016 U.S. Adult Nutritional revenues was driven by the growth of Ensure® sales and the decrease in 2015 reflected the effects of increased competition and market dynamics in retail and institutional categories.

        Excluding the unfavorable impact of foreign exchange, total Diagnostic Products sales increased 5.5 percent in 2016 and 7.3 percent in 2015. The sales increases were primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally. 2016 and 2015 sales of immunochemistry products, the largest category in this segment, reflect continued execution of Abbott's strategy to deliver integrated solutions to large healthcare customers.

        Excluding the unfavorable impact of foreign exchange, total Vascular Products sales grew 4.5 percent in 2016 and 1.3 percent in 2015. In 2016, double-digit growth in sales of Abbott's MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by lower sales of DES products. The increase in the Endovascular business was driven by higher Supera and vessel closure sales. Vascular Products sales in 2016 were also favorably impacted by the resolution of previously disputed third party royalty revenue related to the prior year. Excluding this royalty impact, worldwide sales of Vascular Products would have increased 3.4 percent in 2016. In 2015, growth of Abbott's MitraClip structural heart product, its Endovascular business, including the Supera peripheral stent, and the Absorb bioresorbable vascular scaffold in various international markets was almost entirely offset by pricing pressures in DES products.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2016, 2015 and 2014.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are no significant patent or license expirations in the next three years that are expected to affect Abbott.

Operating Earnings

        Gross profit margins were 54.1 percent of net sales in 2016, 54.2 percent in 2015 and 51.7 percent in 2014. In 2016, the unfavorable effect of foreign exchange offset continued underlying margin expansion, primarily in the Diagnostics and Nutritional segments. The improvement in 2015 reflects higher margins in the Nutritional, Diagnostics, and Vascular Products segments.

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

        Research and development expense was $1.422 billion in 2016, $1.405 billion in 2015, and $1.345 billion in 2014 and represented a 1.2 percent increase in 2016, and a 4.5 percent increase in 2015. The 2016 increase in research and development expenses was primarily due to higher spending on various projects and the impairment of an in-process research and development asset related to a non-reportable segment, partially offset by lower restructuring costs in 2016. In 2016, research and development expenditures totaled $513 million for the Diagnostics Products segment, $259 million for the Vascular Products segment, $205 million for the Nutritional Products segment, and $137 million for the Established Pharmaceutical Products segment.

        Selling, general and administrative expenses decreased 1.7 percent in 2016 and increased 3.9 percent in 2015 versus the respective prior year. The 2016 decrease reflects the favorable impact of foreign exchange, continued efforts to reduce back office costs, and lower restructuring charges compared to the prior year. The 2015 increase reflects the impact of the CFR and Veropharm acquisitions, partially offset by the impact of cost improvement initiatives and the favorable impact of foreign exchange.

Business Acquisitions

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.8 billion of St. Jude Medical's debt was assumed or refinanced by Abbott. The transaction provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined company will compete in nearly every area of the $30 billion cardiovascular market, as well as in the neuromodulation market. As the acquisition of St. Jude Medical was completed after December 31, 2016, Abbott's consolidated financial statements do not include the financial condition or the operating results of St. Jude Medical in any of the periods presented herein.

        Under the terms of the agreement, for each St. Jude Medical common share, St. Jude Medical shareholders received $46.75 in cash and 0.8708 of an Abbott common share. At an Abbott stock price of $39.36, which reflects the closing price on January 4, 2017, this represented a value of approximately $81 per St. Jude Medical common share and total purchase consideration of $23.6 billion. The cash portion of the acquisition was funded through a combination of medium and long-term debt issued in November of 2016 and a $2.0 billion 120-day senior unsecured bridge term loan facility. See Note 10 — Debt and Lines of Credit for further details regarding these financing arrangements.

        The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$16.0
Goodwill, non-deductible	14.8
Acquired net tangible assets	3.0
Deferred income taxes recorded at acquisition	(5.0)
Net debt	(5.2)

Total preliminary allocation of fair value	$23.6

        If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $26.8 billion and unaudited pro forma consolidated net earnings would have been $157 million, which includes the amortization of approximately $700 million of inventory step-up. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

        In 2016, Abbott and St. Jude Medical agreed to sell certain products to Terumo Corporation for approximately $1.12 billion. The sale includes the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure products and Abbott's Vado® Steerable Sheath. The sale closed on January 20, 2017.

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc., a diagnostic device and service provider, for $56.00 per common share in cash. The acquisition is subject to satisfaction of customary closing conditions, including the accuracy of Alere's representations and warranties (subject to certain materiality qualifications), compliance in all material respects with Alere's covenants and receipt of applicable regulatory approvals. Due to a number of adverse developments that have occurred with respect to Alere since the date of the agreement, Abbott has filed a complaint in the Delaware Court of Chancery seeking to terminate the acquisition agreement on the basis that Alere has experienced a "material adverse effect" under the acquisition agreement and has materially breached certain of its covenants.

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

        In September 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion. The acquisition of CFR more than doubles Abbott's branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets. CFR's financial results are included in Abbott's financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. Abbott currently owns 100% of CFR. The fair value of the non-controlling interest at the acquisition date was approximately $3 million. The acquisition was funded with cash and cash equivalents and short-term investments. The final allocation of the fair value of the acquisition is shown in the table below.

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

        Except for the St. Jude Medical acquisition, had the aggregate in each year of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Restructurings

        In 2016, 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee-related severance and other charges of approximately $33 million in 2016, $95 million in 2015 and $164 million in 2014. Approximately $9 million in 2016, $18 million in 2015 and $20 million in 2014 are recorded in Cost of products sold, approximately $5 million in 2016, $34 million in 2015 and $53 million in 2014 are recorded in Research and development and approximately $19 million in 2016, $43 million in 2015 and $91 million in 2014 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2016, $45 million in 2015 and $39 million in 2014 were recorded primarily for accelerated depreciation.

        From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceuticals and nutritionals businesses. Abbott recorded employee-related severance charges of approximately $18 million in 2016, $66 million in 2015 and $125 million in 2014. Approximately $4 million in 2016, $9 million in 2015 and $7 million in 2014 are recorded in Cost of products sold, approximately $2 million in 2015 and $6 million in 2014 are recorded in Research and development, and approximately $14 million in 2016, $55 million in 2015 and $112 million in 2014 are recorded in Selling, general and administrative expense.

Interest Expense and Interest (Income)

        In 2016, interest expense increased primarily due to the amortization of bridge financing fees related to the financing of the St. Jude Medical acquisition, which closed on January 4, 2017, and the pending Alere acquisition. Interest expense in 2016 also increased due to the $15.1 billion of debt issued in November 2016. In 2015, interest expense increased due to the issuance of $2.5 billion of long-term debt during the year. In 2014, interest expense increased due to a higher level of short-term borrowings during the year. Interest income increased in 2015 due to a higher return earned on short-term investments during the year.

Other (Income) Expense, net

        Other (income) expense, net, for 2016 includes an expense to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which is considered by Abbott to be other than temporary. 2015 includes a pretax gain on the sale of a portion of the Mylan N.V. shares received through the sale of the developed markets branded generics pharmaceuticals business and income resulting from a decrease in the fair value of contingent consideration related to a business acquisition. 2014 includes charges associated with the impairment of certain equity investments partially offset by gains on sales of investments.

Net Loss on Extinguishment of Debt

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 24.8 percent in 2016, 18.1 percent in 2015 and 31.6 percent in 2014. In 2016, taxes on earnings from continuing operations include the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment as well as the recognition of deferred taxes associated with the pending sale of AMO. In 2015, taxes on earnings from continuing operations include $71 million of tax expense related to gain on the disposal of shares of Mylan N.V. stock. The 2015 effective tax rate includes the impact of the R&D tax credit that was made permanent in the U.S. by the Protecting Americans from Tax Hikes Act of 2015. In 2014, taxes on earnings from continuing operations include $440 million of tax expense associated with a one-time repatriation of 2014 non-U.S. earnings partially offset by $125 million of tax benefits related to the resolution of various tax positions and the adjustment of tax uncertainties from prior years.

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

        Earnings from discontinued operations, net of tax, in 2016 reflects the recognition of $325 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. 2015 tax expense related to discontinued operations includes $667 million of tax expense on certain current-year funds earned outside of the U.S. that were not designated as permanently reinvested overseas. Abbott accrued U.S. taxes on approximately $2.2 billion of 2014 earnings generated outside the U.S. in connection with a repatriation of these earnings. In addition to the $440 million of tax expense discussed above, the repatriation resulted in $82 million of additional tax expense in Abbott's 2014 income from discontinued operations. Abbott accelerated the utilization of deferred tax assets and therefore cash taxes due in the U.S. on this repatriation were not material.

Discontinued Operations

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. At the date of the closing, the 110 million Mylan N.V. shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the close of this transaction, Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years with certain services having been extended for an additional five to ten months. Charges by Abbott under this transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support does not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

        On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. In the first quarter of 2016, Abbott received an additional $25 million of proceeds due to the expiration of a holdback agreement associated with the sale of this business and reported an after-tax gain of $16 million.

        As a result of the disposition of the above businesses, the prior years' operating results of these businesses up to the date of sale are reported as part of discontinued operations on the Earnings from Discontinued Operations, net of taxes line in the Consolidated Statement of Earnings. Discontinued operations include an allocation of interest expense assuming a uniform ratio of consolidated debt to equity for all of Abbott's historical operations.

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott has received a ruling from the Internal Revenue Service that the separation qualifies as a tax-free distribution to Abbott and its U.S. shareholders for U.S. federal income tax purposes.

        For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities were presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2015.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In 2016, 2015 and 2014, discontinued operations include a favorable adjustment to tax expense of $318 million, $3 million and $166 million, respectively, as a result of the resolution of various tax positions pertaining to AbbVie's operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses as well as the income tax benefit related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2016	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$256	$2,076
AbbVie	—	—	—

Total	$—	$256	$2,076

Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(4)	$13	$505
AbbVie	—	—	—

Total	$(4)	$13	$505

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$3	$62	$397
AbbVie	318	3	166

Total	$321	$65	$563

Assets and Liabilities Held for Disposition

        In September 2016, Abbott announced that it entered into a definitive agreement to sell AMO, its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott's proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO are included in continuing operations as they do not qualify for reporting as discontinued operations. For the year ended December 31, 2016 and 2015, AMO's earnings before taxes were $30 million and $64 million, respectively. As a result of the pending sale of AMO, the assets and liabilities of this business meet the criteria to qualify as being held for disposition at December 31, 2016.

        The assets and liabilities held for disposition as of December 31, 2016 relate to AMO and the assets and liabilities held for disposition as of December 31, 2015 relate to the AbbVie business. The following is a summary of the assets and liabilities held for disposition:

(in millions)	December 31, 2016	December 31, 2015
Trade receivables, net	$222	$17
Total inventories	240	43
Prepaid expenses and other current assets	51	45

Current assets held for disposition	513	105

Net property and equipment	247	1
Intangible assets, net of amortization	529	—
Goodwill	1,966	—
Deferred income taxes and other assets	11	1

Non-current assets held for disposition	2,753	2

Total assets held for disposition	$3,266	$107

Trade accounts payable	$71	$359
Salaries, wages, commissions and other accrued liabilities	174	14

Current liabilities held for disposition	245	373
Post-employment obligations, deferred income taxes and other long-term liabilities	59	—

Total liabilities held for disposition	$304	$373

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

        In the Nutritional segment, the research and development process generally focuses on identifying and developing ingredients and products that address the nutritional needs of particular populations (e.g., infants and adults) or patients (e.g., people with diabetes). Depending upon the country and/or region, if claims regarding a product's efficacy will be made, clinical studies typically must be conducted.

        In the U.S., the FDA requires that it be notified of proposed new formulations and formulation or packaging changes related to infant formula products. Prior to the launch of an infant formula or product packaging change, the company is required to obtain the FDA's confirmation that it has no objections to the proposed product or packaging. For other nutritional products, notification or pre-approval from the FDA is not required unless the product includes a new food additive. In some countries, regulatory approval may be required for certain nutritional products, including infant formula and medical nutritional products.

Areas of Focus

        In 2017 and beyond, Abbott's significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott focuses on building country specific portfolios made up of global and local pharmaceutical brands that best meet the needs of patients in emerging markets. More than 400 development projects are active for one or several emerging markets. Over the next several years, Established Pharmaceuticals plans to expand its product portfolio in key therapeutic areas with the aim of being among the first to launch new branded generic medicines for particular pharmaceutical products. In addition, Established Pharmaceuticals continues to expand existing brands into new markets, implement product enhancements that provide value to patients and acquire strategic products and technology through licensing activities. Abbott is also actively working on the further development of several key brands such as Creon, Duphaston and Influvac. Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.

Vascular — Ongoing projects in the pipeline include:

  •
  MitraClip device for the treatment of mitral regurgitation. Consistent with Abbott's near-term vision to grow its mitral and tricuspid valve programs, Abbott continues to work on expanding the use of its MitraClip device. Clinical trials for MitraClip are underway with the objective of broadening MitraClip's footprint into new key markets, and enrollment of the COAPT Trial (a study of safety and effectiveness of the MitraClip device in heart failure patients with functional mitral regurgitation) is projected to be completed in 2017. Leveraging expertise in percutaneous leaflet coaptation, Abbott is working to expand its clip-based technology to address unmet needs in tricuspid regurgitation.

  •
  Portico Re-sheathable Transcatheter Aortic Valve System U.S. Clinical Trial.  The objective of this clinical trial is to evaluate the safety and effectiveness of the Portico transcatheter heart valve and delivery systems via transfemoral and alternative delivery methods.

  •
  Thoratec MOMENTUM 3, Multi-center Study of MagLev Technology with HeartMate 3™ (HM3) Clinical Study Protocol. The objective of this clinical study is to evaluate the safety and effectiveness of the HM3 Left Ventricular Assist System (LVAS) when used for the treatment of advanced, refractory, left ventricular heart failure. The short term arm of the study is complete and results were presented at the American Heart Association in November 2016. The long term arm requires two-year patient follow-up. The HM3 is intended for use inside or outside the hospital.

  •
  AMPLATZER™ Amulet™ LAA Occluder Trial.  The objective of this clinical trial is to evaluate the safety and efficacy of this device in patients with non-valvular atrial fibrillation. Patients who are eligible for the trial will be randomized to receive either the Amulet device or the commercially available WATCHMAN device and will be followed for 5 years after device implant.

  •
  Tendyne transcatheter mitral valve replacement device. This device is a self-expanding, fully retrievable and repositionable bioprosthesis with a simple and controlled deployment procedure. The trial to support CE Mark began in 2016 and is projected to be completed in 2017.

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

Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood screening, immunoassay, clinical chemistry and hematology systems, along with assays in various areas including infectious disease, cardiac care, metabolics, oncology, as well as informatics and automation solutions to increase efficiency in laboratories.

Diabetes Care — In 2016 Abbott expanded on the results of its REPLACE outcome trial (which covered Type 2 diabetes patients) with the publication of the results of its IMPACT study, which showed improved glycemic outcomes in people with Type 1 diabetes using the FreeStyle Libre system. The FreeStyle Libre system eliminates the need for routine finger sticks by reading glucose levels through a sensor that can be worn on the back of the upper arm for up to 14 days. It also requires no finger sticks for calibration. In 2014, Abbott attained the CE Mark in Europe for the FreeStyle Libre system. In 2016, Abbott launched two apps in Europe for FreeStyle Libre: LibreLink, which enables people with diabetes to access glucose data directly from their FreeStyle Libre sensor on their Android smartphones and LibreLinkUp, a caregiver app for remotely monitoring glucose values. In the U.S., in the third quarter of 2016 Abbott received FDA approval for FreeStyle Libre Pro, which is designed to be used by healthcare professionals in a clinic setting, and submitted the PMA for a consumer version of FreeStyle Libre.

Nutritionals — Abbott is focusing its research and development spend on platforms that span the pediatric, adult and performance nutrition areas: gastro intestinal/immunity health, brain health, mobility and metabolism, and user experience platforms. Numerous new products that build on advances in these platforms are currently under development, including clinical outcome testing, and are expected to be launched over the coming years.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2016 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the high rate of failure inherent in the development of pharmaceutical, medical device and diagnostic products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is expected to approximate 7.5 percent of total Abbott sales in 2017. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

        At December 31, 2016, goodwill recorded as a result of business combinations totaled $7.7 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $3.2 billion, $3.0 billion and $3.7 billion in 2016, 2015 and 2014, respectively. The increase in Net cash from operating activities in 2016 reflects additional focus on the management of working capital. The decrease in Net cash from operating activities in 2015 was due in large part to the divestiture of the developed market established pharmaceuticals business in February 2015, as well as an increase in contributions to defined benefit plans in 2015. The income tax component of operating cash flow in 2016, 2015 and 2014 includes $550 million, $70 million and $268 million, respectively, of non-cash tax benefits primarily related to the favorable resolution of various tax positions pertaining to prior years; 2015 reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on sale of businesses.

        The foreign currency loss related to Venezuela reduced Abbott's cash by approximately $410 million in 2016 and is included in the Effect of exchange rate changes on cash and cash equivalents line within the Consolidated Statement of Cash Flows. Future fluctuations in the strength of the U.S. dollar against foreign currencies are not expected to materially impact Abbott's liquidity.

        Excluding the proceeds from the November 2016 long-term debt issuance, over 85% of the cash and cash equivalents at December 31, 2016 is considered reinvested indefinitely in foreign subsidiaries. Abbott does not expect such reinvestment to affect its liquidity and capital resources. If these funds were needed for operations in the U.S., Abbott may be required to accrue and pay U.S. income taxes to repatriate these funds. Abbott believes that it has sufficient sources of liquidity to support its assumption that the disclosed amount of undistributed earnings at December 31, 2016 can be considered to be reinvested indefinitely.

        Abbott funded $582 million in 2016, $579 million in 2015 and $393 million in 2014 to defined benefit pension plans. Abbott expects pension funding of approximately $364 million in 2017 for its pension plans, of which approximately $270 million relates to its main domestic pension plan. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2016, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A2 by Moody's Investors Service. In conjunction with the completion of the St. Jude Medical acquisition on January 4, 2017, the ratings were adjusted to BBB by Standard & Poor's Corporation and Baa3 by Moody's Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion which expire in 2019 and that support commercial paper borrowing arrangements.

        In November 2016, Abbott issued $15.1 billion of medium and long-term debt to primarily fund the cash portion of the acquisition of St. Jude Medical. Abbott issued $2.85 billion of 2.35% Senior Notes due November 22, 2019; $2.85 billion of 2.90% Senior Notes due November 30, 2021; $1.50 billion of 3.40% Senior Notes due November 30, 2023; $3.00 billion of 3.75% Senior Notes due November 30, 2026; $1.65 billion of 4.75% Senior Notes due November 30, 2036; and $3.25 billion of 4.90% Senior Notes due November 30, 2046. In November 2016, Abbott also entered into interest rate swap contracts totaling $3.0 billion related to the new debt; the swaps have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation on the related debt instruments.

        In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion, comprised of $15.2 billion for a 364-day bridge loan and $2.0 billion for a 120-day bridge loan to provide financing for the acquisition of St. Jude Medical. The $15.2 billion component of the commitment terminated in November 2016 when Abbott issued the $15.1 billion of long-term debt. In December 2016, Abbott formalized the $2.0 billion component and entered into a 120-day bridge term loan facility that provided Abbott the ability to borrow up to $2.0 billion on an unsecured basis to partially fund the St. Jude Medical acquisition. On January 4, 2017, Abbott borrowed $2.0 billion under this facility, of which $1.2 billion had been repaid as of January 31, 2017.

        In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. This commitment was automatically extended for up to 90 days on January 29, 2017.

        In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million of 2.00% Senior Notes due March 15, 2020; $750 million of 2.55% Senior Notes due March 15, 2022; and $1.0 billion of 2.95% Senior Notes due March 15, 2025. Proceeds from this debt were used to pay down short-term borrowings. In March 2015, Abbott also entered into interest rate swap contracts totaling $2.5 billion. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation.

        In 2014, Abbott redeemed approximately $500 million of long-term notes that were assumed as part of the acquisition of CFR Pharmaceuticals.

        In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott's common shares from time to time. The 2014 authorization was in addition to the $512 million unused portion of a previous program announced in June 2013. In 2016, Abbott repurchased 10.4 million shares at a cost of $408 million under the program authorized in 2014. In 2015, Abbott repurchased 11.3 million shares at a cost of $512 million under the unused portion of the 2013 authorization and 36.2 million shares at a cost of $1.7 billion under the program authorized in 2014 for a total of 47.5 million shares at a cost of $2.2 billion. In 2014, Abbott repurchased 54.6 million shares at a cost of $2.1 billion under the program announced in June 2013.

        On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion. No shares have been issued under this authorization.

        Abbott declared dividends of $1.045 per share in 2016 compared to $0.98 per share in 2015, an increase of approximately 7%. Dividends paid were $1.539 billion in 2016 compared to $1.443 billion in 2015. The year-over-year change in dividends reflects the impact of the increase in the dividend rate.

Working Capital

        Working capital was $20.1 billion at December 31, 2016 and $5.0 billion at December 31, 2015. The increase in working capital in 2016 was due to a $13.6 billion increase in cash and cash equivalents and a $1.8 billion reduction in short-term borrowings, resulting from the proceeds from the long-term debt issued in November 2016 as well as cash generated from operating activities. On January 4, 2017, approximately $13.6 billion of the $18.6 billion in cash and cash equivalents at December 31, 2016 was used to fund the cash portion of the acquisition of St. Jude Medical.

        Substantially all of Abbott's trade receivables in Italy, Spain, Portugal, and Greece are with governmental health systems. The collection of outstanding receivables in these countries was stable in 2015 and 2016. Governmental receivables in these four countries accounted for less than 1 percent of Abbott's total assets in both years and 6 percent of total net trade receivables as of December 31, 2016, down from 7 percent as of December 31, 2015.

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

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter. As of December 31, 2016, Abbott's Venezuelan operations represented approximately 0.1% of Abbott's consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

Capital Expenditures

        Capital expenditures of $1.1 billion in 2016, 2015 and 2014 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2016.

	Payments Due By Period
	Total	2017	2018-2019	2020-2021	2022 and Thereafter
	(in millions)
Long-term debt, including current maturities	$20,914	$3	$3,801	$4,198	$12,912
Interest on debt obligations	11,234	789	1,536	1,275	7,634
Operating lease obligations	778	145	234	141	258
Capitalized auto lease obligations	40	13	27	—	—
Purchase commitments (a)	1,353	1,294	46	12	1
Other long-term liabilities	1,431	—	784	449	198

Total (b)	$35,750	$2,244	$6,428	$6,075	$21,003

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Net unrecognized tax benefits totaling approximately $560 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 14 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other post-employment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and post-retirement plans, including funding matters is included in Note 13 — Post-employment Benefits.

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

Recently Issued Accounting Standards

        In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. The standard becomes effective for Abbott beginning in the first quarter of 2017. Abbott does not anticipate that the new guidance will have a material impact on its consolidated financial statements. Abbott cannot predict the impact on its consolidated financial statements in future reporting periods following adoption as this will be dependent upon various factors including the number of shares issued and changes in the price of its shares.

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

        In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent), which removes the requirement to categorize in the fair value hierarchy all investments measured at net asset value per share using the practical expedient. This guidance is effective for public business entities for years beginning after December 15, 2015. Abbott has adopted this guidance as of December 31, 2016, and has applied it on a retrospective basis. The adoption of ASU 2015-07 only impacted the form and content of the basis of fair value measurement disclosures related to the assets associated with the defined benefit and medical and dental plans and did not have an impact on Abbott's consolidated financial position, results of operations or cash flows.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is continuing to evaluate the effect that the standard will have on its consolidated financial statements and related disclosures including the areas of variable consideration and new disclosure requirements. Abbott will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact Abbott's current conclusions. Abbott is currently expecting to use the modified retrospective method to adopt this standard.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        The fair value of the available-for-sale equity securities held by Abbott was approximately $2.7 billion and $3.8 billion as of December 31, 2016 and 2015, respectively. The year-over-year decrease is primarily due to a decline in the share price of the ordinary shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business and that it continued to hold at December 31, 2016. All available-for-sale equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2016 by approximately $540 million. Abbott monitors these investments for other than temporary declines in fair value, and charges impairment losses to income when an other than temporary decline in fair value occurs.

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $151 million and $120 million as of December 31, 2016 and 2015, respectively. No individual investment is recorded at a value in excess of $35 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated fair value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2016 and 2015, Abbott had interest rate hedge contracts totaling $5.5 billion and $4.0 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. At December 31, 2016, Abbott had $0.9 billion of domestic commercial paper outstanding with an average annual interest rate of 0.91% with an average remaining life of 17 days. The fair value of long-term debt at December 31, 2016 and 2015 amounted to $21.1 billion and $6.3 billion, respectively (average interest rates of 3.8% and 4.1% as of December 31, 2016 and 2015, respectively) with maturities through 2046. At December 31, 2016 and 2015, the fair value of current and long-term investment securities amounted to approximately $3.1 billion and $5.2 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2016 and 2015, Abbott held $2.6 billion and $2.4 billion, respectively, of such contracts. Contracts held at December 31, 2016 will mature in 2017 or 2018 depending upon the contract. Contracts held at December 31, 2015 matured in 2016 or will mature in 2017 depending upon the contract. At December 31, 2016, $107 million of the notional amount relates to AMO, a business that is expected to be divested in the first quarter of 2017.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2016 and 2015, Abbott held $14.9 billion and $14.0 billion, respectively, of such contracts, which generally mature in the next twelve months. At December 31, 2016, $1.2 billion of the contracts relate to AMO, a business that is expected to be divested in the first quarter of 2017.

        Abbott has designated foreign denominated short-term debt of approximately $454 million and approximately $439 million as of December 31, 2016 and 2015, respectively, as a hedge of the net investment in a foreign subsidiary. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2016 and 2015:

	2016			2015
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$11,110	1.0570	$28	$8,999	1.0943	$67
British Pound	514	1.2817	15	1,531	1.5098	6
Japanese Yen	1,024	110.6955	44	711	121.8078	(1)
Canadian Dollar	639	1.3378	3	312	1.2917	18
All other currencies	4,166	N/A	104	4,880	N/A	(13)

Total	$17,453		$194	$16,433		$77

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2016	2015	2014
Net Sales	$20,853	$20,405	$20,247

Cost of products sold, excluding amortization of intangible assets	9,024	8,747	9,218
Amortization of intangible assets	550	601	555
Research and development	1,422	1,405	1,345
Selling, general and administrative	6,672	6,785	6,530

Total Operating Cost and Expenses	17,668	17,538	17,648

Operating Earnings	3,185	2,867	2,599
Interest expense	431	163	150
Interest income	(99)	(105)	(77)
Net loss on extinguishment of debt	—	—	18
Net foreign exchange (gain) loss	495	(93)	(24)
Other (income) expense, net	945	(281)	14

Earnings from Continuing Operations Before Taxes	1,413	3,183	2,518
Taxes on Earnings from Continuing Operations	350	577	797

Earnings from Continuing Operations	1,063	2,606	1,721
Earnings from Discontinued Operations, net of taxes	321	65	563
Gain on sale of Discontinued Operations, net of taxes	16	1,752	—

Net Earnings from Discontinued Operations, net of taxes	337	1,817	563

Net Earnings	$1,400	$4,423	$2,284

Basic Earnings Per Common Share —
Continuing Operations	$0.71	$1.73	$1.13
Discontinued Operations	0.23	1.21	0.37
Net Earnings	$0.94	$2.94	$1.50
Diluted Earnings Per Common Share —
Continuing Operations	$0.71	$1.72	$1.12
Discontinued Operations	0.23	1.20	0.37
Net Earnings	$0.94	$2.92	$1.49
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,477	1,496	1,516
Dilutive Common Stock Options	6	10	11

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,483	1,506	1,527

Outstanding Common Stock Options Having No Dilutive Effect	5	1	1

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2016	2015	2014
Net Earnings	$1,400	$4,423	$2,284
Foreign currency translation (loss) adjustments	(130)	(2,013)	(2,206)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(125) in 2016, $101 in 2015 and $(459) in 2014	(326)	252	(917)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(28) in 2016, $104 in 2015 and $(7) in 2014	(134)	64	(12)
Net (losses) gains on derivative instruments designated as cash flow hedges, net of taxes of $(4) in 2016, $(9) in 2015 and $24 in 2014	(15)	(35)	94

Other Comprehensive (Loss) Income	(605)	(1,732)	(3,041)

Comprehensive Income (Loss)	$795	$2,691	$(757)

Supplemental Accumulated Other Comprehensive Income Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(4,959)	$(4,829)	$(2,924)
Net actuarial (losses) and prior service (cost) and credits	(2,284)	(1,958)	(2,229)
Cumulative unrealized (losses) gains on marketable equity securities	(69)	65	1
Cumulative gains on derivative instruments designated as cash flow hedges	49	64	99

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2016	2015	2014
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,400	$4,423	$2,284
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	803	871	918
Amortization of intangible assets	550	601	630
Share-based compensation	310	292	246
Impact of currency devaluation	480	—	—
Investing and financing (gains) losses, net	86	(18)	69
Amortization of bridge financing fees	165	—	—
Net loss on extinguishment of debt	—	—	18
Gain on sale of discontinued operations	(25)	(2,840)	—
Mylan N.V. equity investment adjustment	947	—	—
Gain on sale of Mylan N.V. shares	—	(207)	—
Trade receivables	(177)	(171)	(195)
Inventories	(98)	(257)	(297)
Prepaid expenses and other assets	113	57	30
Trade accounts payable and other liabilities	(652)	(742)	(225)
Income taxes	(699)	957	197

Net Cash From Operating Activities	3,203	2,966	3,675

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,121)	(1,110)	(1,077)
Acquisitions of businesses and technologies, net of cash acquired	(80)	(235)	(3,317)
Proceeds from business dispositions	25	230	5
Proceeds from the sale of Mylan N.V. shares	—	2,290	—
Purchases of investment securities	(2,823)	(4,933)	(1,507)
Proceeds from sales of investment securities	3,709	4,112	5,624
Other	42	52	70

Net Cash From (Used in) Investing Activities	(248)	406	(202)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	(1,767)	(1,281)	1,343
Proceeds from issuance of long-term debt and debt with maturities over 3 months	14,934	2,485	—
Repayments of long-term debt and debt with maturities over 3 months	(12)	(57)	(577)
Payment of bridge financing fees	(170)	—	—
Acquisition and contingent consideration payments related to business acquisitions	(25)	(17)	(400)
Purchases of common shares	(522)	(2,237)	(2,195)
Proceeds from stock options exercised, including income tax benefit	248	314	429
Dividends paid	(1,539)	(1,443)	(1,342)

Net Cash From (Used in) Financing Activities	11,147	(2,236)	(2,742)

Effect of exchange rate changes on cash and cash equivalents	(483)	(198)	(143)

Net (Decrease) Increase in Cash and Cash Equivalents	13,619	938	588
Cash and Cash Equivalents, Beginning of Year	5,001	4,063	3,475

Cash and Cash Equivalents, End of Year	$18,620	$5,001	$4,063

Supplemental Cash Flow Information:
Income taxes paid	$620	$631	$448
Interest paid	181	166	146

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$18,620	$5,001
Investments, primarily bank time deposits and U.S. treasury bills	155	1,124
Trade receivables, less allowances of — 2016: $250; 2015: $337	3,248	3,418
Inventories:
Finished products	1,624	1,744
Work in process	294	316
Materials	516	539

Total inventories	2,434	2,599
Other prepaid expenses and receivables	1,806	1,908
Current assets held for disposition	513	105

Total Current Assets	26,776	14,155

Investments	2,947	4,041
Property and Equipment, at Cost:
Land	408	432
Buildings	2,602	2,769
Equipment	8,394	8,254
Construction in progress	962	928

	12,366	12,383
Less: accumulated depreciation and amortization	6,661	6,653

Net Property and Equipment	5,705	5,730

Intangible Assets, net of amortization	4,539	5,562
Goodwill	7,683	9,638
Deferred Income Taxes and Other Assets	2,263	2,119
Non-current Assets Held for Disposition	2,753	2

	$52,666	$41,247

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2016	2015
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$1,322	$3,127
Trade accounts payable	1,178	1,081
Salaries, wages and commissions	752	746
Other accrued liabilities	2,581	3,043
Dividends payable	391	383
Income taxes payable	188	430
Current portion of long-term debt	3	3
Current liabilities held for disposition	245	373

Total Current Liabilities	6,660	9,186

Long-term Debt	20,681	5,871
Post-employment Obligations and other long-term liabilities	4,549	4,864
Non-current liabilities held for disposition	59	—
Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2016: 1,707,475,455; 2015: 1,702,017,390	13,027	12,734
Common shares held in treasury, at cost — Shares: 2016: 234,606,250; 2015: 229,352,338	(10,791)	(10,622)
Earnings employed in the business	25,565	25,757
Accumulated other comprehensive income (loss)	(7,263)	(6,658)

Total Abbott Shareholders' Investment	20,538	21,211
Noncontrolling Interests in Subsidiaries	179	115

Total Shareholders' Investment	20,717	21,326

	$52,666	$41,247

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2016	2015	2014
Common Shares:
Beginning of Year
Shares: 2016: 1,702,017,390; 2015: 1,694,929,949; 2014: 1,685,827,096	$12,734	$12,383	$12,048
Issued under incentive stock programs
Shares: 2016: 5,458,065; 2015: 7,087,441; 2014: 9,102,853	222	289	404
Share-based compensation	311	292	245
Issuance of restricted stock awards	(240)	(230)	(314)

End of Year
Shares: 2016: 1,707,475,455; 2015: 1,702,017,390; 2014: 1,694,929,949	$13,027	$12,734	$12,383

Common Shares Held in Treasury:
Beginning of Year
Shares: 2016: 229,352,338; 2015: 186,894,515; 2014: 137,728,810	$(10,622)	$(8,678)	$(6,844)
Issued under incentive stock programs
Shares: 2016: 5,398,469; 2015: 5,381,586; 2014: 5,818,599	250	250	283
Purchased
Shares: 2016: 10,652,381; 2015: 47,839,409; 2014: 54,984,304	(419)	(2,194)	(2,117)

End of Year
Shares: 2016: 234,606,250; 2015: 229,352,338; 2014: 186,894,515	$(10,791)	$(10,622)	$(8,678)

Earnings Employed in the Business:
Beginning of Year	$25,757	$22,874	$21,979
Net earnings	1,400	4,423	2,284
Cash dividends declared on common shares (per share — 2016: $1.045; 2015: $0.98; 2014: $0.90)	(1,547)	(1,464)	(1,363)
Effect of common and treasury share transactions	(45)	(76)	(26)

End of Year	$25,565	$25,757	$22,874

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(6,658)	$(5,053)	$(2,012)
Business dispositions / separation	—	127	—
Other comprehensive income (loss)	(605)	(1,732)	(3,041)

End of Year	$(7,263)	$(6,658)	$(5,053)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$115	$113	$96
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	64	2	17

End of Year	$179	$115	$113

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CHANGES IN PRESENTATION — In September 2016, Abbott announced that it had entered into an agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO are reported as part of continuing operations as AMO does not qualify for reporting as a discontinued operation. The assets and liabilities of AMO are reported as held for disposition in Abbott's Consolidated Balance Sheet at December 31, 2016.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. The historical operating results of these two businesses up to the date of sale are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations line in Abbott's Consolidated Statement of Earnings. The cash flows of these businesses are included in Abbott's Consolidated Statement of Cash Flows up to the date of disposition. See Note 2 — Discontinued Operations for additional information.

        BASIS OF CONSOLIDATION — The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

        USE OF ESTIMATES — The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include amounts based on estimates and assumptions by management. Actual results could differ from those amounts. Significant estimates include amounts for sales rebates; income taxes; pension and other post-employment benefits, including certain asset values that are based on significant unobservable inputs; valuation of intangible assets; litigation; derivative financial instruments; and inventory and accounts receivable exposures.

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

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott is continuing to evaluate the effect that the standard will have on its consolidated financial statements and related disclosures including the areas of variable consideration and new disclosure requirements. Abbott will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact Abbott's current conclusions. Abbott is currently expecting to use the modified retrospective method to adopt this standard.

        INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Deferred income taxes are not provided on undistributed earnings reinvested indefinitely in foreign subsidiaries. Interest and penalties on income tax obligations are included in taxes on income.

        EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2016, 2015 and 2014 were $1.057 billion, $2.595 billion and $1.713 billion, respectively. Net earnings allocated to common shares in 2016, 2015 and 2014 were $1.393 billion, $4.403 billion and $2.273 billion, respectively.

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

        FAIR VALUE MEASUREMENTS — For assets and liabilities that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs. Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, adjusted for contract restrictions and other terms specific to that asset or liability. For these items, a significant portion of fair value is derived by reference to quoted prices of similar assets or liabilities in active markets. For all remaining assets and liabilities, fair value is derived using a fair value model, such as a discounted cash flow model or Black-Scholes model. Purchased intangible assets are recorded at fair value. The fair value of

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

significant purchased intangible assets is based on independent appraisals. Abbott uses a discounted cash flow model to value intangible assets. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, the cost of capital, terminal values and market participants. Intangible assets are reviewed for impairment on a quarterly basis. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually.

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

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities money market funds and U.S. treasury bills with original maturities of three months or less. An investment in a publicly traded company, with a carrying value of approximately $58 million, is accounted for under the equity method of accounting. All other investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

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

        ACQUIRED IN-PROCESS AND COLLABORATIONS RESEARCH AND DEVELOPMENT (IPR&D) — The initial costs of rights to IPR&D projects obtained in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until completed and are then amortized over the remaining useful life. Collaborations are not significant.

        CONCENTRATION OF RISK AND GUARANTEES — Due to the nature of its operations, Abbott is not subject to significant concentration risks relating to customers, products or geographic locations. Governmental accounts in Italy, Spain, Greece and Portugal accounted for 6 percent and 7 percent of total net trade receivables as of December 31, 2016 and 2015, respectively. Product warranties are not significant.

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

Note 2 — Discontinued Operations

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets branded generics pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the date of closing, the 110 million Mylan N.V. shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion. The shareholder agreement with Mylan N.V. includes voting and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

other restrictions that prevent Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

        At the close of this transaction Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan are providing various back office support services to each other on an interim transitional basis. Transition services may be provided for up to 2 years with certain services having been extended for an additional five to ten months. Charges by Abbott under this transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transition support does not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

        In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan. Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. The gain is recognized in the Other (income) expense line of the 2015 Consolidated Statement of Earnings. As a result of this sale, Abbott's ownership interest in Mylan N.V. decreased to approximately 14%.

        On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. Abbott received cash proceeds of $230 million and reported an after tax gain on the sale of approximately $130 million. In the first quarter of 2016, Abbott received an additional $25 million of proceeds due to the expiration of a holdback agreement associated with the sale of this business and reported an after-tax gain of $16 million.

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

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. For a small portion of AbbVie's operations, the legal transfer of AbbVie's assets (net of liabilities) did not occur with the separation of AbbVie on January 1, 2013 due to the time required to transfer marketing authorizations and other regulatory requirements in each of these countries. Under the terms of the separation agreement with Abbott, AbbVie is subject to the risks and entitled to the benefits generated by these operations and assets. The majority of these operations were transferred to AbbVie in 2013 and 2014. These assets and liabilities were presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2015.

        Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — Discontinued Operations (Continued)

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses as well as the income tax benefit related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2016	2015	2014
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$256	$2,076
AbbVie	—	—	—

Total	$—	$256	$2,076

Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$(4)	$13	$505
AbbVie	—	—	—

Total	$(4)	$13	$505

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$3	$62	$397
AbbVie	318	3	166

Total	$321	$65	$563

        The net earnings of discontinued operations include income tax benefits of $325 million in 2016, $52 million in 2015 and $58 million in 2014. 2016 includes $318 million of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations for years prior to the separation. 2015 includes $48 million of tax benefits related to the resolution of various tax positions related to prior years. 2014 includes $166 million of tax benefits as a result of the resolution of various tax positions related to AbbVie's operations for years prior to the separation.

        The sale of the developed markets branded generics pharmaceuticals and animal health business in 2015 resulted in the recognition of a pretax gain of $2.840 billion, tax expense of $1.088 billion and an after tax gain of $1.752 billion. The 2015 tax provision included $667 million of tax expense on certain prior year funds earned outside the U.S. related to the developed markets branded generics pharmaceuticals businesses that were not designated as permanently reinvested overseas.

Note 3 — Assets and Liabilities Held for Disposition

        In September 2016, Abbott announced that it entered into a definitive agreement to sell AMO, its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott's proactive shaping of its portfolio in line with its strategic priorities. The transaction is expected to close in the first quarter of 2017 and is subject to customary closing conditions, including regulatory approvals. The operating results of AMO are included in continuing operations as they do not qualify for reporting as discontinued operations. For the year ended December 31, 2016 and 2015, AMO's earnings before taxes were $30 million and $64 million, respectively. As a result of the pending sale of AMO, the assets and liabilities of this business meet the criteria to qualify as being held for disposition at December 31, 2016.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Assets and Liabilities Held for Disposition (Continued)

        The assets and liabilities held for disposition as of December 31, 2016 relate to AMO and the assets and liabilities held for disposition as of December 31, 2015 relate to the AbbVie business. The following is a summary of the assets and liabilities held for disposition:

(in millions)	December 31, 2016	December 31, 2015
Trade receivables, net	$222	$17
Total inventories	240	43
Prepaid expenses and other current assets	51	45

Current assets held for disposition	513	105

Net property and equipment	247	1
Intangible assets, net of amortization	529	—
Goodwill	1,966	—
Deferred income taxes and other assets	11	1

Non-current assets held for disposition	2,753	2

Total assets held for disposition	$3,266	$107

Trade accounts payable	$71	$359
Salaries, wages, commissions and other accrued liabilities	174	14

Current liabilities held for disposition	245	373
Post-employment obligations, deferred income taxes and other long-term liabilities	59	—

Total liabilities held for disposition	$304	$373

Note 4 — Supplemental Financial Information

        Other (income) expense, net, for 2016 includes expense of $947 million to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which is considered by Abbott to be other than temporary. Other (income) expense, net, for 2015 primarily relates to a $207 million gain on the sale of a portion of Abbott's position in Mylan N.V. stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition. In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan. Abbott received $2.29 billion in net proceeds from the sale of these shares. As a result of this sale, Abbott's ownership interest in Mylan N.V. decreased from approximately 22% to approximately 14%. Other (income) expense, net, for 2014 primarily relates to impairment charges related to non-publically traded equity securities partially offset by gains from the sales of equity securities. The loss on the extinguishment of debt of $18 million in 2014 relates to the early redemption of approximately $500 million of long-term notes.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

        The detail of various balance sheet components is as follows:

	2016	2015
	(in millions)
Long-term Investments:
Equity securities	$2,906	$4,014
Other	41	27

Total	$2,947	$4,041

        The long-term investments in equity securities as of December 31, 2016 and 2015 include 69.7 million of ordinary shares of Mylan N.V. with a carrying value of $2.661 billion and $3.771 billion, respectively.

	2016	2015
	(in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$110	$140
Accrued other rebates (a)	296	301
All other	2,175	2,602

Total	$2,581	$3,043

(a)
Accrued wholesaler chargeback rebates of $214 million and $170 million at December 31, 2016 and 2015, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2016	2015
	(in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,154	$2,241
Deferred income taxes	356	808
All other (b)	2,039	1,815

Total	$4,549	$4,864

(b)
2016 includes approximately $560 million of net unrecognized tax benefits, as well as approximately $130 million of acquisition consideration payable. 2015 includes approximately $600 million of net unrecognized tax benefits as well as approximately $148 million of acquisition consideration payable.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter. As of December 31, 2016, Abbott's Venezuelan operations represented approximately 0.1% of Abbott's consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

Note 5 — Accumulated Other Comprehensive Income

        The components of the changes in accumulated other comprehensive income from continuing operations, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains (Losses) on Marketable Equity Securities	Cumulative Gains on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2014	$(2,924)	$(2,229)	$1	$99	$(5,053)

Impact of business dispositions	108	19	—	—	127

Other comprehensive income (loss) before reclassifications	(2,013)	145	202	89	(1,577)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	107	(138)	(124)	(155)

Net current period other comprehensive income (loss)	(2,013)	252	64	(35)	(1,732)

Balance at December 31, 2015	(4,829)	(1,958)	65	64	(6,658)

Other comprehensive income (loss) before reclassifications	(130)	(393)	(1,109)	41	(1,591)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	67	975	(56)	986

Net current period other comprehensive income (loss)	(130)	(326)	(134)	(15)	(605)

Balance at December 31, 2016	$(4,959)	$(2,284)	$(69)	$49	$(7,263)

(a)
Reclassified amounts for foreign currency translation adjustments are recorded in the Consolidated Statement of Earnings as Net Foreign exchange loss (gain); gains (losses) on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of product sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit plan cost — see Note 13 for additional information.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.8 billion of St. Jude Medical's debt was assumed or refinanced by Abbott. The transaction provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined company will compete in nearly every area of the cardiovascular market, as well as in the neuromodulation market. As the acquisition of St. Jude Medical was completed after December 31, 2016, Abbott's consolidated financial statements do not include the financial condition or the operating results of St. Jude Medical in any of the periods presented herein.

        Under the terms of the agreement, for each St. Jude Medical common share, St. Jude Medical shareholders received $46.75 in cash and 0.8708 of an Abbott common share. At an Abbott stock price of $39.36, which reflects the closing price on January 4, 2017, this represented a value of approximately $81 per St. Jude Medical common share and total purchase consideration of $23.6 billion. The cash portion of the acquisition was funded through a combination of medium and long-term debt issued in November of 2016 and a $2.0 billion 120-day senior unsecured bridge term loan facility. See Note 10 — Debt and Lines of Credit for further details regarding these financing arrangements.

        The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$16.0
Goodwill, non-deductible	14.8
Acquired net tangible assets	3.0
Deferred income taxes recorded at acquisition	(5.0)
Net debt	(5.2)

Total preliminary allocation of fair value	$23.6

        If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $26.8 billion and unaudited pro forma consolidated net earnings would have been $157 million, which includes the amortization of approximately $700 million of inventory step-up. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

        In 2016, Abbott and St. Jude Medical agreed to sell certain products to Terumo Corporation for approximately $1.12 billion. The sale includes the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure products and Abbott's Vado® Steerable Sheath. The sale closed on January 20, 2017.

        On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc., a diagnostic device and service provider, for $56.00 per common share in cash. The acquisition is subject to satisfaction of customary closing conditions, including the accuracy of Alere's representations and warranties (subject

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions (Continued)

to certain materiality qualifications), compliance in all material respects with Alere's covenants and receipt of applicable regulatory approvals. Due to a number of adverse developments that have occurred with respect to Alere since the date of the agreement, Abbott has filed a complaint in the Delaware Court of Chancery seeking to terminate the acquisition agreement on the basis that Alere has experienced a "material adverse effect" under the acquisition agreement and has materially breached certain of its covenants.

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

        In September 2014, Abbott completed the acquisition of the controlling interest in CFR Pharmaceuticals S.A. (CFR) for approximately $2.9 billion in cash ($2.8 billion net of CFR cash on hand at closing). Including the assumption of approximately $570 million of debt, the total cost of the acquisition was $3.4 billion. The acquisition of CFR more than doubles Abbott's branded generics pharmaceutical presence in Latin America and further expands its presence in emerging markets. CFR's financial results are included in Abbott's financial statements beginning on September 26, 2014, the date that Abbott acquired control of this business. Abbott currently owns 100% of CFR. The fair value of the non-controlling interest at the acquisition date was approximately $3 million. The acquisition was funded with cash and cash equivalents and short-term investments. The final allocation of the fair value of the acquisition is shown in the table below.

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

        Except for the St. Jude Medical acquisition, had the aggregate in each year of the above acquisitions taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 7 — Goodwill and Intangible Assets

        The total amount of goodwill reported was $7.683 billion at December 31, 2016 and $9.638 billion at December 31, 2015. The amount reported at December 31, 2016 excludes goodwill reported in non-current assets held for disposition. In 2016, approximately $2.0 billion of goodwill was reclassified to Non-current assets held for disposition due to the pending sale of AMO. Recent business acquisitions increased goodwill by approximately $79 million during 2016. Foreign currency translation decreased goodwill by $66 million in 2016 and decreased goodwill by $454 million in 2015. In 2015, Abbott recorded goodwill of approximately $142 million related to the Tendyne acquisition, and purchase price allocation adjustments associated with recent acquisitions decreased goodwill by approximately $117 million. The amount of goodwill related to reportable segments at December 31, 2016 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $452 million for the Diagnostic Products segment, and $3.0 billion for the Vascular Products segment. In 2016, there was no reduction of goodwill relating to impairments.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Goodwill and Intangible Assets (Continued)

        The gross amount of amortizable intangible assets, primarily product rights and technology was $10.4 billion and $10.8 billion as of December 31, 2016 and 2015, respectively, and accumulated amortization was $6.2 billion and $5.7 billion as of December 31, 2016 and 2015, respectively. The December 31, 2016 amounts exclude approximately $529 million of net intangible assets related to AMO which are included in Non-current assets held for disposition due to the pending sale of AMO. In 2016, intangible assets increased by approximately $104 million related to recent business acquisitions. In 2015, the acquisition of Tendyne increased intangible assets by approximately $220 million. Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $349 million and $419 million at December 31, 2016 and 2015, respectively. In 2016, Abbott recorded an impairment of a $59 million in-process research and development project related to a non-reportable segment. Foreign currency translation increased intangible assets by $6 million in 2016 and decreased intangible assets by $251 million in 2015.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2016 is approximately $490 million in 2017, $440 million in 2018, $410 million in 2019, $410 million in 2020 and $360 million in 2021. Amortizable intangible assets are amortized over 2 to 20 years (average 10 years). These amounts do not include amortization expense associated with the intangible assets acquired as part of the St. Jude Medical acquisition which closed on January 4, 2017.

Note 8 — Restructuring Plans

        In 2016, 2015 and 2014, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $33 million in 2016, $95 million in 2015 and $164 million in 2014. Approximately $9 million in 2016, $18 million in 2015 and $20 million in 2014 are recorded in Cost of products sold, approximately $5 million in 2016, $34 million in 2015 and $53 million in 2014 are recorded in Research and development and approximately $19 million in 2016, $43 million in 2015 and $91 million in 2014 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2016, $45 million in 2015 and $39 million in 2014 were recorded primarily for accelerated depreciation. The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$164
Payments and other adjustments	(46)

Accrued balance at December 31, 2014	118
Restructuring charges	95
Payments and other adjustments	(113)

Accrued balance at December 31, 2015	$100
Restructuring charges	33
Payments and other adjustments	(67)

Accrued balance at December 31, 2016	$66

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

        From 2013 to 2015, Abbott management approved various plans to reduce costs and improve efficiencies across various functional areas. In 2013, Abbott management also approved plans to streamline certain manufacturing operations in order to reduce costs and improve efficiencies in Abbott's established pharmaceuticals business. In 2012, Abbott management approved plans to streamline various commercial operations in order to reduce costs and improve efficiencies in Abbott's core diagnostics, established pharmaceuticals and nutritionals businesses. Abbott recorded employee related severance charges of approximately $18 million in 2016, $66 million in 2015 and $125 million in 2014. Approximately $4 million in 2016, $9 million in 2015 and $7 million in 2014 are recorded in Cost of products sold, approximately $2 million in 2015 and $6 million in 2014 are recorded in Research and development, and approximately $14 million in 2016, $55 million in 2015 and $112 million in 2014 are recorded in Selling, general and administrative expense. The following summarizes the activity related to these restructurings:

(in millions)
Restructuring charges recorded in 2012	$167
Restructuring charges recorded in 2013	78
Payments and other adjustments	(97)

Accrued balance at December 31, 2013	148
Restructuring charges	125
Payments and other adjustments	(138)

Accrued balance at December 31, 2014	135
Restructuring charges	66
Payments and other adjustments	(113)

Accrued balance at December 31, 2015	$88
Restructuring charges	18
Payments and other adjustments	(90)

Accrued balance at December 31, 2016	$16

Note 9 — Incentive Stock Program

        The 2009 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2016, Abbott granted 7,782,634 stock options, 776,510 restricted stock awards and 7,593,701 restricted stock units under this program.

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

        At December 31, 2016, approximately 57 million shares were reserved for future grants.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2016 and December 31, 2015 was 13,705,511 and $41.03 and 11,855,327 and $42.54, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2016 were 8,370,211 and $38.57, 5,842,478 and $40.50 and 677,549 and $41.63, respectively. The fair market value of restricted stock awards and units vested in 2016, 2015 and 2014 was $225 million, $312 million and $281 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2015	34,562,557	$31.57	4.5	25,119,505	$27.18	3.0

Granted	7,782,634	38.44
Exercised	(5,964,433)	23.96
Lapsed	(492,425)	43.03

December 31, 2016	35,888,333	$34.17	5.3	23,290,260	$30.48	3.5

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 were each $203 million. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $98 million, $167 million and $152 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2016 amounted to approximately $197 million, which is expected to be recognized over the next three years.

        Total non-cash stock compensation expense charged against income from continuing operations in 2016, 2015 and 2014 for share-based plans totaled approximately $310 million, $291 million and $239 million, respectively, and the tax benefit recognized was approximately $100 million, $98 million and $79 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2016, 2015 and 2014 was $4.38, $6.67, and $6.39, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.4%	1.8%	1.9%
Average life of options (years)	6.0	6.0	6.0
Volatility	17.0%	17.0%	20.0%
Dividend yield	2.7%	2.0%	2.2%

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

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2016	2015
5.125% Notes, due 2019	$947	$947
2.35% Notes, due 2019	2,850	—
4.125% Notes, due 2020	597	597
2.00% Notes, due 2020	750	750
2.90% Notes, due 2021	2,850	—
2.55% Notes, due 2022	750	750
3.40% Notes, due 2023	1,500	—
2.95% Notes, due 2025	1,000	1,000
3.75% Notes, due 2026	3,000	—
4.75% Notes, due 2036	1,650	—
6.15% Notes, due 2037	547	547
6.0% Notes, due 2039	515	515
5.3% Notes, due 2040	694	694
4.90% Notes, due 2046	3,250	—
Unamortized debt issuance costs	(117)	(21)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(102)	92

Total, net of current maturities	20,681	5,871
Current maturities of long-term debt	3	3

Total carrying amount	$20,684	$5,874

        In November 2016, Abbott issued $15.1 billion of medium and long-term debt to primarily fund the cash portion of the acquisition of St. Jude Medical. Abbott issued $2.85 billion of 2.35% Senior Notes due November 22, 2019; $2.85 billion of 2.90% Senior Notes due November 30, 2021; $1.50 billion of 3.40% Senior Notes due November 30, 2023; $3.00 billion of 3.75% Senior Notes due November 30, 2026; $1.65 billion of 4.75% Senior Notes due November 30, 2036; and $3.25 billion of 4.90% Senior Notes due November 30, 2046. In November 2016, Abbott also entered into interest rate swap contracts totaling $3.0 billion related to the new debt, which have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation on the related debt instruments.

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

Note 10 — Debt and Lines of Credit (Continued)

        In 2014, Abbott extinguished approximately $500 million of long-term debt assumed as part of the CFR Pharmaceuticals acquisition and incurred a cost of $18.3 million to extinguish this debt.

        Principal payments required on long-term debt outstanding at December 31, 2016 are $3 million in 2017, $2 million in 2018, $3.8 billion in 2019, $1.3 billion in 2020, $2.9 billion in 2021 and $12.9 billion in 2022 and thereafter.

        At December 31, 2016, Abbott's long-term debt rating was A+ by Standard & Poor's Corporation and A2 by Moody's Investors Service. In conjunction with the completion of the St. Jude Medical acquisition on January 4, 2017, the ratings were adjusted to BBB by Standard & Poor's Corporation and Baa3 by Moody's Investors Service. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion which expire in 2019 and that support commercial paper borrowing arrangements. Abbott's weighted-average interest rate on short-term borrowings was 0.6% at December 31, 2016 and 0.2% at December 31, 2015 and 2014.

        In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion, comprised of $15.2 billion for a 364-day bridge loan and $2.0 billion for a 120-day bridge loan to provide financing for the acquisition of St. Jude Medical. The $15.2 billion component of the commitment terminated in November 2016 when Abbott issued the $15.1 billion of long-term debt. In December 2016, Abbott formalized the $2.0 billion component and entered into a 120-day bridge term loan facility that provided Abbott the ability to borrow up to $2.0 billion on an unsecured basis to partially fund the St. Jude Medical acquisition. On January 4, 2017, Abbott borrowed $2.0 billion under this facility, of which $1.2 billion had been repaid as of January 31, 2017.

        In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. This commitment was automatically extended for up to 90 days on January 29, 2017. The fees associated with the bridge facilities were recognized in interest expense.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with notional amounts totaling $2.6 billion at December 31, 2016, and $2.4 billion at December 31, 2015, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. At December 31, 2016, $107 million of the notional amount relates to AMO, a business that is expected to be divested in the first quarter of 2017. Accumulated gains and losses as of December 31, 2016 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months. The amount of hedge ineffectiveness was not significant in 2016, 2015 and 2014.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2016, 2015 and 2014, Abbott held notional amounts of $14.9 billion, $14.0 billion and $14.1 billion, respectively, of such foreign currency forward exchange contracts. At December 31, 2016, $1.2 billion of the contracts relate to AMO, a business that is expected to be divested in the first quarter of 2017.

        Abbott has designated foreign denominated short-term debt as a hedge of the net investment in a foreign subsidiary of approximately $454 million, $439 million and $445 million as of December 31, 2016, 2015 and 2014, respectively. Accordingly, changes in the fair value of this debt due to changes in exchange rates are recorded in Accumulated other comprehensive income (loss), net of tax.

        Abbott is a party to interest rate hedge contracts totaling notional amounts of $5.5 billion at December 31, 2016, $4.0 billion at December 31, 2015 and $1.5 billion at December 31, 2014, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2016, 2015 and 2014 for these hedges.

        In December 2016, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 4.125% Note due in 2020 and the 5.125% Note due in 2019. As part of the unwinding, Abbott received approximately $55 million in cash, which is included in the Cash Flow From Financing Activities section of the Consolidated Statement of Cash Flows.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $10 million, $171 million and $3 million at December 31, 2016, 2015 and 2014, respectively.

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
	2016	2015	Balance Sheet Caption	2016	2015	Balance Sheet Caption
			(in millions)
Interest rate swaps designated as fair value hedges	$8	$116	Deferred income taxes and other assets	$74	$—	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	99	64	Other prepaid expenses and receivables	15	18	Other accrued liabilities
Others not designated as hedges	177	115	Other prepaid expenses and receivables	67	84	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	454	439	Short-term borrowings

	$284	$295		$610	$541

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

gain (loss) reclassified into income. The amount of hedge ineffectiveness was not significant in 2016, 2015 and 2014 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
							Income Statement Caption
	2016	2015	2014	2016	2015	2014
	(in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$49	$91	$105	$48	$124	$11	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(15)	6	60	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(127)	15	14	Interest expense

        Gains of $8 million and losses of $77 million and $122 million were recognized in 2016, 2015 and 2014, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

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

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term Investment Securities:
Equity securities	$2,906	$2,906	$4,014	$4,014
Other	41	42	27	30
Total Long-term Debt	(20,684)	(21,147)	(5,874)	(6,337)
Foreign Currency Forward Exchange Contracts:
Receivable position	276	276	179	179
(Payable) position	(82)	(82)	(102)	(102)
Interest Rate Hedge Contracts:
Receivable position	8	8	116	116
(Payable) position	(74)	(74)	—	—

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2016:
Equity securities	$2,676	$2,676	$—	$—
Interest rate swap financial instruments	8	—	8	—
Foreign currency forward exchange contracts	276	—	276	—

Total Assets	$2,960	$2,676	$284	$—

Fair value of hedged long-term debt	$5,413	$—	$5,413	$—
Interest rate swap financial instruments	74	—	74	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	136	—	—	136

Total Liabilities	$5,705	$—	$5,569	$136

December 31, 2015:
Equity securities	$3,780	$3,780	$—	$—
Interest rate swap financial instruments	116	—	116	—
Foreign currency forward exchange contracts	179	—	179	—

Total Assets	$4,075	$3,780	$295	$—

Fair value of hedged long-term debt	$4,135	$—	$4,135	$—
Foreign currency forward exchange contracts	102	—	102	—
Contingent consideration related to business combinations	173	—	—	173

Total Liabilities	$4,410	$—	$4,237	$173

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

        The fair value of the contingent consideration was determined based on independent appraisals adjusted for the time value of money and other changes in fair value primarily resulting from changes in regulatory timelines. Contingent consideration results from three acquisitions and the maximum amount estimated to be due is approximately $450 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

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

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $35 million to $45 million. The recorded accrual balance at December 31, 2016 for these proceedings and exposures was approximately $40 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2016	2015	2016	2015
Projected benefit obligations, January 1	$7,820	$8,345	$1,262	$1,411
Service cost — benefits earned during the year	263	307	26	33
Interest cost on projected benefit obligations	288	314	43	52
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	645	(574)	13	(166)
Benefits paid	(242)	(230)	(71)	(61)
Business dispositions	—	(117)	—	—
Other, including foreign currency translation	(257)	(225)	1	(7)

Projected benefit obligations, December 31	$8,517	$7,820	$1,274	$1,262

Plan assets at fair value, January 1	$6,772	$6,754	$441	$485
Actual return (loss) on plans' assets	631	(56)	28	(14)
Company contributions	582	579	10	25
Benefits paid	(242)	(230)	(63)	(55)
Business dispositions	—	(113)	—	—
Other, including foreign currency translation	(201)	(162)	—	—

Plan assets at fair value, December 31	$7,542	$6,772	$416	$441

Projected benefit obligations greater than plan assets, December 31	$(975)	$(1,048)	$(858)	$(821)

Long-term assets	$340	$390	$—	$—
Short-term liabilities	(18)	(17)	(1)	(1)
Long-term liabilities	(1,297)	(1,421)	(857)	(820)

Net liability	$(975)	$(1,048)	$(858)	$(821)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,301	$2,903	$373	$369
Prior service cost (credits)	—	—	(254)	(299)

Total	$3,301	$2,903	$119	$70

        The projected benefit obligations for non-U.S. defined benefit plans was $2.5 billion and $2.1 billion at December 31, 2016 and 2015, respectively. The accumulated benefit obligations for all defined benefit plans were $7.4 billion and $6.9 billion at December 31, 2016 and 2015, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2016 and 2015, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2016	2015
Accumulated benefit obligation	$1,485	$3,651
Projected benefit obligation	1,697	4,226
Fair value of plan assets	653	2,862

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2016	2015	2014	2016	2015	2014
	(in millions)
Service cost — benefits earned during the year	$263	$307	$269	$26	$33	$33
Interest cost on projected benefit obligations	288	314	317	43	52	63
Expected return on plans' assets	(565)	(511)	(458)	(35)	(39)	(40)
Amortization of actuarial losses	129	184	103	16	23	16
Amortization of prior service cost (credits)	—	1	2	(45)	(48)	(39)

Total cost	115	295	233	5	21	33
Less: Discontinued operations	—	(3)	(1)	—	—	—

Net cost — continuing operations	$115	$292	$232	$5	$21	$33

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial losses of $571 million for defined benefit plans and $20 million for medical and dental plans in 2016; net actuarial gains of $37 million for defined benefit plans and $116 million for medical and dental plans in 2015; and net actuarial losses net of prior service credits of $1.6 billion for defined benefit plans and $57 million for medical and dental plans in 2014.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2016 that is expected to be recognized in the net periodic benefit cost in 2017 is $167 million and $1 million of expense, respectively, for defined benefit pension plans and $24 million of expense and $45 million of income, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2016	2015	2014
Discount rate	3.8%	4.3%	3.9%
Expected aggregate average long-term change in compensation	4.3%	4.4%	4.3%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2016	2015	2014
Discount rate	4.3%	3.9%	4.9%
Expected return on plan assets	7.6%	7.4%	7.5%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.9%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2016	2015	2014
Health care cost trend rate assumed for the next year	8%	8%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2027	2028	2025

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2016, by $156 million /$(137) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $12 million/$(10) million.

        In 2016, Abbott adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The new standard removes the requirement to categorize all investments measured at net asset value (NAV) per share using the practical expedient allowed under ASC 820 in the fair value hierarchy. Abbott applied the standard on a retrospective basis and revised the form and content of the fair value measurement disclosures related to the assets associated with the defined benefit and medical and dental plans.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The following table summarizes the basis used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (k)
	(in millions)
December 31, 2016:
Equities:
U.S. large cap (a)	$1,889	$1,284	$—	$—	$605
U.S. mid cap (b)	549	183	—	—	366
International (c)	1,345	356	—	—	989
Fixed income securities:
U.S. government securities (d)	437	5	258	—	174
Corporate debt instruments (e)	813	100	348	—	365
Non-U.S. government securities (f)	514	175	—	—	339
Other (g)	183	80	20	—	83
Absolute return funds (h)	1,891	106	—	—	1,785
Commodities (i)	84	—	—	12	72
Cash and Cash Equivalents	100	8	—	—	92
Other (j)	153	—	—	—	153

	$7,958	$2,297	$626	$12	$5,023

December 31, 2015:
Equities:
U.S. large cap (a)	$1,770	$1,078	$—	$—	$692
U.S. mid cap (b)	434	84	—	—	350
International (c)	1,193	245	—	—	948
Fixed income securities:
U.S. government securities (d)	401	5	203	—	193
Corporate debt instruments (e)	731	109	299	—	323
Non-U.S. government securities (f)	497	111	—	2	384
Other (g)	136	28	14	—	94
Absolute return funds (h)	1,777	101	—	—	1,676
Commodities (i)	107	7	—	13	87
Cash and Cash Equivalents	85	21	—	—	64
Other (j)	82	—	1	—	81

	$7,213	$1,789	$517	$15	$4,892

(a)
A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)
A mix of index funds and actively managed equity accounts that are benchmarked to various mid cap indices.

(c)
A mix of index funds and actively managed pooled investment funds that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

(d)
A mix of index funds and actively managed accounts that are benchmarked to various U.S. government bond indices.

(e)
A mix of index funds and actively managed accounts that are benchmarked to various corporate bond indices.

(f)
Primarily United Kingdom, Japan, the Netherlands and Irish government-issued bonds.

(g)
Primarily mortgage backed securities and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor.

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

(j)
Primarily investments in private funds, such as private equity, private credit and private real estate.

(k)
In accordance with ASU 2015-07, investments measured at fair value using the NAV practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For the majority of these funds, investments may be redeemed once per month, with a required 2 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry-recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2016 and 2015. For the majority of these funds, investments may be redeemed monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

        Absolute return funds and commodities are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2016 and 2015. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 45 days. For approximately $100 million of the absolute return funds, redemptions are subject to a 25% gate. For commodities, investments in the private energy funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2017 to 2022. Abbott's unfunded commitments in these funds as of December 31, 2016 and 2015 were not significant. Investments in the private funds (excluding private energy funds) cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2017 to 2026. Abbott's unfunded commitment in these funds was $337 million and $198 million as of December 31, 2016 and 2015, respectively.

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

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $582 million in 2016 and $579 million in 2015 to defined pension plans. Abbott expects to contribute approximately $364 million to its pension plans in 2017, of which approximately $270 million relates to its main domestic pension plan.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2017	$247	$67
2018	258	68
2019	275	70
2020	293	72
2021	312	75
2022 to 2026	1,857	409

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $83 million in 2016, $81 million in 2015 and $85 million in 2014.

Note 14 — Taxes on Earnings from Continuing Operations

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        In 2016, taxes on earnings from continuing operations include the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment as well as the recognition of deferred taxes associated with the pending sale of AMO. In 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock. In 2014, taxes on earnings from continuing operations reflect the recognition of $440 million of tax expense associated with a one-time

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

repatriation of 2014 non-U.S. earnings, partially offset by the favorable resolution of various tax positions and adjustments of tax uncertainties pertaining to prior years.

        U.S. income taxes are provided on those earnings of foreign subsidiaries which are intended to be remitted to the parent company. Abbott does not record deferred income taxes on earnings reinvested indefinitely in foreign subsidiaries. Undistributed earnings reinvested indefinitely in foreign subsidiaries aggregated $24 billion at December 31, 2016. It is not practicable to determine the amount of deferred income taxes not provided on these earnings. In the U.S., Abbott's federal income tax returns through 2013 are settled. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2016	2015	2014
Earnings From Continuing Operations Before Taxes:
Domestic	$306	$789	$392
Foreign	1,107	2,394	2,126

Total	$1,413	$3,183	$2,518

(in millions)	2016	2015	2014
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$71	$64	$27
Foreign	406	220	468

Total current	477	284	495

Deferred:
Domestic	(147)	313	298
Foreign	20	(20)	4

Total deferred	(127)	293	302

Total	$350	$577	$797

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2016	2015	2014
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Impact of foreign operations	(17.8)	(18.2)	0.7
Resolution of certain tax positions pertaining to prior years	(16.1)	—	(4.2)
Mylan share adjustment	25.5	—	—
State taxes, net of federal benefit	(1.3)	0.3	(0.5)
Federal tax cost on sale of Mylan N.V. shares	—	2.2	—
All other, net	(0.5)	(1.2)	0.6

Effective tax rate on earnings from continuing operations	24.8%	18.1%	31.6%

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

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2016	2015
Deferred tax assets:
Compensation and employee benefits	$1,061	$992
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,384	2,657
Trade receivable reserves	207	197
Inventory reserves	157	141
Deferred intercompany profit	231	276
State income taxes	164	206

Total deferred tax assets before valuation allowance	4,204	4,469
Valuation allowance	(189)	(86)

Total deferred tax assets	$4,015	$4,383

Deferred tax liabilities:
Depreciation	(152)	(118)
Unremitted earnings of foreign subsidiaries	(175)	(694)
Other, primarily the excess of book basis over tax basis of intangible assets	(2,018)	(1,942)

Total deferred tax liabilities	(2,345)	(2,754)

Total net deferred tax assets	$1,670	$1,629

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

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2016	2015
January 1	$1,438	$1,403
Increase due to current year tax positions	145	234
Increase due to prior year tax positions	101	95
Decrease due to prior year tax positions	(703)	(169)
Settlements	(9)	(125)

December 31	$972	$1,438

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $925 million. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $100 million to $250 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2016	2015	2014	2016	2015	2014
Established Pharmaceuticals	$3,859	$3,720	$3,118	$723	$658	$624
Nutritionals	6,899	6,975	6,953	1,660	1,741	1,459
Diagnostics	4,813	4,646	4,721	1,194	1,171	1,079
Vascular	2,896	2,792	2,986	1,037	1,061	1,091

Total Reportable Segments	18,467	18,133	17,778	$4,614	$4,631	$4,253

Other	2,386	2,272	2,469

Total	$20,853	$20,405	$20,247

(a)
Net sales and operating earnings were unfavorably affected by the relatively stronger U.S. dollar in 2016, 2015 and 2014.

	2016	2015	2014
	(in millions)
Total Reportable Segment Operating Earnings	$4,614	$4,631	$4,253
Corporate functions and benefit plans costs	(411)	(416)	(342)
Non-reportable segments	304	268	439
Net interest expense	(332)	(58)	(73)
Net loss on extinguishment of debt	—	—	(18)
Share-based compensation	(310)	(291)	(239)
Amortization of intangible assets	(550)	(601)	(555)
Other, net (b)	(1,902)	(350)	(947)

Earnings from Continuing Operations before Taxes	$1,413	$3,183	$2,518

(b)
Other, net includes: the $947 million adjustment of the Mylan equity investment and $480 million of foreign currency exchange loss related to operations in Venezuela in 2016 and charges for restructuring actions and other cost reduction initiatives of approximately $155 million in 2016, $310 million in 2015 and $435 million in 2014. 2015 includes a $207 million pre-tax gain on the sale of a portion of the Mylan N.V. shares.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Depreciation (c)			Additions to Long-term Assets			Total Assets
(in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Established Pharmaceuticals	$71	$83	$72	$161	$112	$136	$2,486	$2,210	$2,244
Nutritionals	160	157	173	207	142	174	3,189	3,187	3,435
Diagnostics	267	310	314	392	321	349	2,945	2,844	2,964
Vascular	69	74	84	24	32	28	1,425	1,536	1,529

Total Reportable Segments	567	624	643	784	607	687	$10,045	$9,777	$10,172

Other	236	247	275	582	747	4,603

Total	$803	$871	$918	$1,366	$1,354	$5,290

(c)
Other in 2014 includes depreciation related to discontinued operations.

	2016	2015	2014
	(in millions)
Total Reportable Segment Assets	$10,045	$9,777	$10,172
Cash and investments	21,722	10,166	4,689
Non-reportable segments	1,280	1,267	1,211
Goodwill and intangible assets (d)	12,222	15,200	16,265
All other (d)	7,397	4,837	8,870

Total Assets	$52,666	$41,247	$41,207

(d)
Goodwill and intangible assets related to AMO are included in the All other line in 2016. Goodwill and intangible assets related to developed markets established pharmaceuticals and animal health are included in the All other line in 2014.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (e)
	2016	2015	2014
	(in millions)
United States	$6,486	$6,270	$6,123
China	1,728	1,796	1,321
India	1,114	1,053	1,009
Germany	1,044	1,004	978
Japan	924	895	968
The Netherlands	830	855	788
Switzerland	766	784	707
Russia	554	483	536
Vietnam	434	331	357
Colombia	424	388	283
Brazil	410	381	508
Canada	408	428	462
United Kingdom	377	430	447
Italy	365	383	436
All Other Countries	4,989	4,924	5,324

Consolidated	$20,853	$20,405	$20,247

(e)
Sales by country are based on the country that sold the product.

        Long-lived assets on a geographic basis primarily include property, plant and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments.

        At December 31, 2016 and 2015, Long-lived assets totaled $6.6 billion and $6.4 billion, respectively, and in the United States such assets totaled $3.1 billion in both years. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

Note 16 — Subsequent Event

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc. The transaction establishes Abbott as a leader in the medical device market and provides expanded opportunities for future growth. See Note 6 to the consolidated financial statements for additional information regarding this acquisition.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Quarterly Results (Unaudited)

(in millions except per share data)	2016	2015
First Quarter
Continuing Operations:
Net Sales	$4,885	$4,897
Gross Profit	2,601	2,660
Earnings from Continuing Operations	56	529
Basic Earnings per Common Share	0.04	0.35
Diluted Earnings per Common Share	0.04	0.35
Net Earnings	316	2,292
Basic Earnings Per Common Share (a)	0.21	1.52
Diluted Earnings Per Common Share (a)	0.21	1.51
Market Price Per Share-High	44.05	47.88
Market Price Per Share-Low	36.00	43.36
Second Quarter
Continuing Operations:
Net Sales	$5,333	$5,170
Gross Profit	2,901	2,801
Earnings from Continuing Operations	599	786
Basic Earnings per Common Share	0.40	0.52
Diluted Earnings per Common Share	0.40	0.52
Net Earnings	615	784
Basic Earnings Per Common Share (a)	0.41	0.52
Diluted Earnings Per Common Share (a)	0.41	0.52
Market Price Per Share-High	44.58	50.47
Market Price Per Share-Low	36.76	45.55
Third Quarter
Continuing Operations:
Net Sales	$5,302	$5,150
Gross Profit	2,877	2,757
Earnings (Loss) from Continuing Operations	(357)	596
Basic Earnings (Loss) per Common Share	(0.24)	0.40
Diluted Earnings (Loss) per Common Share	(0.24)	0.39
Net Earnings (Loss)	(329)	580
Basic Earnings (Loss) Per Common Share (a)	(0.22)	0.39
Diluted Earnings (Loss) Per Common Share (a)	(0.22)	0.38
Market Price Per Share-High	45.79	51.74
Market Price Per Share-Low	39.16	39.00
Fourth Quarter
Continuing Operations:
Net Sales	$5,333	$5,188
Gross Profit	2,900	2,839
Earnings from Continuing Operations	875	695
Basic Earnings per Common Share	0.51	0.46
Diluted Earnings per Common Share	0.51	0.46
Net Earnings	798	767
Basic Earnings Per Common Share (a)	0.54	0.51
Diluted Earnings Per Common Share (a)	0.53	0.51
Market Price Per Share-High	43.78	46.38
Market Price Per Share-Low	37.38	39.28
(a)
The sum of the four quarters of earnings per share for 2016 and 2015 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2016, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 93.

Miles D. White
Chairman of the Board and Chief Executive Officer

Brian B. Yoor
Senior Vice President, Finance and Chief Financial Officer

Robert E. Funck
Vice President, Controller

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Abbott Laboratories and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Abbott Laboratories:

        We have audited Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Abbott Laboratories and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Abbott Laboratories and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abbott Laboratories and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2016 of Abbott Laboratories and subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2017

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 91 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 93 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2016, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2017 Abbott Laboratories Proxy Statement. The 2017 Proxy Statement will be filed on or about March 17, 2017. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 18 through 21 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2017 Proxy Statement under the headings "2016 Director Compensation," and "Executive Compensation," and "Compensation Committee Report" is incorporated herein by reference. The 2017 Proxy Statement will be filed on or about March 17, 2017.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.    Incorporated herein by reference is the material under the heading "Equity Compensation Plan Information" in the 2017 Proxy Statement. The 2017 Proxy Statement will be filed on or about March 17, 2017.

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" in the 2017 Proxy Statement. The 2017 Proxy Statement will be filed on or about March 17, 2017.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2017 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," "Leadership Structure," "Director Selection," "Board Diversity and Composition," "Corporate Governance Materials," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2017 Proxy Statement will be filed on or about March 17, 2017.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2017 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2017 Proxy Statement will be filed on or about March 17, 2017.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents filed as part of this Form 10-K.

(1)
Financial Statements:    See Item 8, "Financial Statements and Supplementary Data," on page 50 hereof, for a list of financial statements.

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
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 101 through 107 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 101 through 107).

(c)
Financial Statement Schedule filed (page 99).

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 17, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 17, 2017 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ BRIAN B. YOOR Brian B. Yoor Senior Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT, PH.D. Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ W. JAMES FARRELL W. James Farrell Director of Abbott Laboratories
/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories	/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories

/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories	/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ DANIEL J. STARKS Daniel J. Starks Director of Abbott Laboratories
/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2016	$337	$92	$(179)	$250
2015	310	225	(198)	337
2014	312	220	(222)	310

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Abbott Laboratories:

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 17, 2017 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 17, 2017

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2016

10-K Exhibit Table Item No.
2.1	*Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated January 30, 2016.
2.2

*Agreement and Plan of Merger, dated as of April 27, 2016, by and among Abbott Laboratories, St. Jude Medical, Inc., Vault Merger Sub, Inc. and Vault Merger Sub, LLC, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 27, 2016.

2.3

*Stock Purchase Agreement, dated as of September 14, 2016, by and between Abbott Laboratories and Chace LLC and, solely for certain purposes, Johnson & Johnson, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated September 14, 2016.

Certain schedules and exhibits have been omitted from these filings pursuant to Item 601(b)(2) of Regulation S-K. Abbott will furnish supplemental copies of any such schedules or exhibits to the U.S. Securities and Exchange Commission upon request.

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective February 16, 2017, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2017.
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

4.16	*Form of 2.350% Notes due 2019, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.17	*Form of 2.900% Notes due 2021, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.18	*Form of 3.400% Notes due 2023, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.19	*Form of 3.750% Notes due 2026, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.20	*Form of 4.750% Notes due 2036, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.21	*Form of 4.900% Notes due 2046, filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.22

Officers' Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.350% Notes due 2019, 2.900% Notes due 2021, 3.400% Notes due 2023, 3.750% Notes due 2026, 4.750% Notes due 2036 and 4.900% Notes due 2046 (including forms of notes).

4.23

†Indenture, dated as of July 28, 2009, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical,  Inc. Current Report on Form 8-K dated July 28, 2009.

10-K Exhibit Table Item No.
4.24

†Fourth Supplemental Indenture, dated as of April 2, 2013, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, relating to St. Jude Medical,  LLC's 3.25% Senior Notes due 2023 and 4.75% Senior Notes due 2043 (including forms of notes), filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated April 2, 2013.

4.25

†Fifth Supplemental Indenture, dated as of September 23, 2015, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, relating to St. Jude Medical,  LLC's 2.000% Senior Notes due 2018, 2.800% Senior Notes due 2020 and 3.875% Senior Notes due 2025, filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated September 23, 2015.

4.26

†Sixth Supplemental Indenture, dated as of January 4, 2017, among St. Jude Medical, Inc., St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical,  LLC Current Report on Form 8-K dated January 4, 2017.

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.5	*1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.8

*Abbott Laboratories 1996 Incentive Stock Program, as amended and restated through the 6th Amendment February 20, 2009, filed as Exhibit 10.11 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.**

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
10.12

*Form of Employee Stock Option Agreement for a new Non-Qualified Stock Option under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 18, 2005, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated February 18, 2005.**

10.13

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

10.15	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.16	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.17	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.18	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.37 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.19	*Form of Restricted Stock Unit Agreement for foreign employees (ratably vested), filed as Exhibit 10.38 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.20	*Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based), filed as Exhibit 10.39 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.21	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based), filed as Exhibit 10.40 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.22	*Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based), filed as Exhibit 10.41 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.23	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based), filed as Exhibit 10.42 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.24	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.43 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.25	*Form of Restricted Stock Unit Agreement for executive officers (cliff vested), filed as Exhibit 10.44 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.26	*Form of Restricted Stock Unit Agreement for foreign employees (cliff vested), filed as Exhibit 10.45 to the 2013 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
10.27	*Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested), filed as Exhibit 10.46 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.28	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.29	*Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.30	*Form of Restricted Stock Unit Agreement for Participants in France, filed as Exhibit 10.49 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.31	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.50 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.32	*Form of Restricted Stock Agreement for executive officers (ratably vested), filed as Exhibit 10.51 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.33	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.52 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.34	*Form of Performance Restricted Stock Agreement for executive officers (annual performance based), filed as Exhibit 10.53 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.35	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.54 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.36	*Form of Performance Restricted Stock Agreement for executive officers (interim performance based), filed as Exhibit 10.55 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.37	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.56 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.38	*Form of Restricted Stock Agreement for executive officers (cliff vested), filed as Exhibit 10.57 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.39	*Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.40	*Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.41	*Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.42	*Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.43	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.64 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.44	*Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors, filed as Exhibit 10.65 to the 2013 Abbott Laboratories Annual Report on Form 10-K.

10-K Exhibit Table Item No.
10.45	*Form of UK Option Award Agreement, filed as Exhibit 10.66 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.46	*Form of UK Option Award Agreement for executive officers, filed as Exhibit 10.67 to the 2013 Abbott Laboratories Annual Report on Form 10-K.
10.47

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.48

*Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2016, filed as Exhibit 10.59 to the 2014 Abbott Laboratories Annual Report on Form 10-K.

10.49

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2018.

10.50	*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**
10.51	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.52	*Advanced Medical Optics, Inc. 2005 Incentive Compensation Plan, filed as Exhibit 4.6 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.53	†St. Jude Medical, Inc. 2016 Stock Incentive Plan, filed as Exhibit 10.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated October 27, 2016.
10.54

†St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.

10.55

†Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.

10.56

†Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.

10.57

†Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.

10-K Exhibit Table Item No.
10.58

†St. Jude Medical, Inc. Management Savings Plan, as amended and restated effective January 1, 2016, filed as 10.4 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the fiscal year ended January 2, 2016 dated February 23, 2016.

10.59	Retention Agreement by and between Mr. Michael T. Rousseau and Abbott Laboratories, dated July 22, 2016.
10.60	Retention Agreement by and between Eric S. Fain and Abbott Laboratories, dated July 27, 2016.
10.61

120-Day Bridge Term Loan Agreement, dated as of December 13, 2016, among Abbott Laboratories, the guarantors referred to therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

10.62

Amended and Restated Term Loan Agreement, dated as of January 4, 2017, among St. Jude Medical, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

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
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 17, 2017, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders' Investment; and (vi) the notes to the consolidated financial statements.

*
Incorporated herein by reference. Commission file number 1-2189.

**
Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

†
Incorporated herein by reference. Commission file number 1-12441.

        Abbott will furnish copies of any of the above exhibits to a shareholder upon written request to the Secretary, Abbott Laboratories, 100 Abbott Park Road, Abbott Park, Illinois 60064-6400.