Form 10-Q
period 2017-03-31
ABBOTT LABORATORIES
filed 2017-05-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of March 31, 2017, Abbott Laboratories had 1,735,272,054 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2017	2016
Net sales	$6,335	$4,885

Cost of products sold, excluding amortization of intangible assets	3,044	2,140
Amortization of intangible assets	522	144
Research and development	547	379
Selling, general and administrative	2,424	1,698
Total operating cost and expenses	6,537	4,361

Operating earnings (loss)	(202)	524

Interest expense	226	58
Interest (income)	(22)	(33)
Net foreign exchange (gain) loss	(16)	478
Other (income) expense, net	(1,126)	19
Earnings from continuing operations before tax	736	2
Tax (benefit) expense on earnings from continuing operations	350	(54)
Earnings from continuing operations	386	56

Earnings from discontinued operations, net of tax	33	244
Gain on sale of discontinued operations, net of tax	—	16
Net earnings from discontinued operations, net of tax	33	260

Net Earnings	$419	$316

Basic Earnings Per Common Share —
Continuing operations	$0.22	$0.04
Discontinued operations	0.02	0.17
Net earnings	$0.24	$0.21

Diluted Earnings Per Common Share —
Continuing operations	$0.22	$0.04
Discontinued operations	0.02	0.17
Net earnings	$0.24	$0.21

Cash Dividends Declared Per Common Share	$0.265	$0.26

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,727,356	1,477,332
Dilutive Common Stock Options	7,839	6,341
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,735,195	1,483,673

Outstanding Common Stock Options Having No Dilutive Effect	9,432	5,881

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2017	2016
Net earnings	$419	$316

Foreign currency translation gain (loss) adjustments	533	421
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $12 in 2017 and $9 in 2016	34	18
Unrealized (losses) gains on marketable equity securities, net of taxes of $53 in 2017 and nil in 2016	80	(543)
Net (losses) gains for derivative instruments designated as cash flow hedges, net of taxes of $(24) in 2017 and $(22) in 2016	(65)	(89)
Other comprehensive income (loss)	582	(193)
Comprehensive Income	$1,001	$123

	March 31,	December 31,
	2017	2016
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,284)	$(4,959)
Net actuarial (losses) and prior service (cost) and credits	(2,244)	(2,284)
Cumulative unrealized (losses) gains on marketable equity securities	11	(69)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(15)	49

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$8,706	$18,620
Short-term investments	154	155
Trade receivables, less allowances of $263 in 2017 and $250 in 2016	4,510	3,248
Inventories:
Finished products	2,704	1,624
Work in process	509	294
Materials	782	516
Total inventories	3,995	2,434
Prepaid expenses and other receivables	1,964	1,806
Current assets held for disposition	—	513
Total Current Assets	19,329	26,776
Investments	1,756	2,947
Property and equipment, at cost	14,172	12,366
Less: accumulated depreciation and amortization	6,907	6,661
Net property and equipment	7,265	5,705
Intangible assets, net of amortization	19,405	4,539
Goodwill	21,353	7,683
Deferred income taxes and other assets	1,779	2,263
Non-current assets held for disposition	—	2,753
	$70,887	$52,666
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$207	$1,322
Trade accounts payable	1,481	1,178
Salaries, wages and commissions	802	752
Other accrued liabilities	3,506	2,581
Dividends payable	461	391
Income taxes payable	186	188
Current portion of long-term debt	3	3
Current liabilities held for disposition	—	245
Total Current Liabilities	6,646	6,660
Long-term debt	23,764	20,681
Post-employment obligations, deferred income taxes and other long-term liabilities	8,930	4,549
Non-current liabilities held for disposition	—	59
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2017: 1,960,925,194; 2016: 1,707,475,455	22,886	13,027
Common shares held in treasury, at cost - Shares: 2017: 225,653,140; 2016: 234,606,250	(10,379)	(10,791)
Earnings employed in the business	25,387	25,565
Accumulated other comprehensive income (loss)	(6,532)	(7,263)
Total Abbott Shareholders’ Investment	31,362	20,538
Noncontrolling Interests in Subsidiaries	185	179
Total Shareholders’ Investment	31,547	20,717
	$70,887	$52,666

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2017	2016
Cash Flow From (Used in) Operating Activities:
Net earnings	$419	$316
Adjustments to reconcile earnings to net cash from (used in) operating activities -
Depreciation	252	203
Amortization of intangible assets	522	144
Share-based compensation	171	152
Impact of currency devaluation	—	477
Amortization of inventory step-up	392	—
Gain on sale of businesses	(1,151)	(25)
Trade receivables	30	(4)
Inventories	(162)	(95)
Other, net	101	(1,261)
Net Cash From (Used in) Operating Activities	574	(93)

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(272)	(243)
Acquisitions of businesses and technologies, net of cash acquired	(13,027)	—
Proceeds from business disposition	5,472	25
Proceeds from the sale of Mylan N.V. shares	1,685	—
Sales (purchases) of investment securities, net	(15)	446
Other	3	(2)
Net Cash From (Used in) Investing Activities	(6,154)	226

Cash Flow From (Used in) Financing Activities:
Net (repayments of) short-term debt and other	(1,455)	(583)
Repayments of long-term debt	(2,505)	(7)
Payment of contingent consideration	(13)	(25)
Purchases of common shares	(95)	(519)
Proceeds from stock options exercised	129	87
Dividends paid	(460)	(385)
Net Cash (Used in) Financing Activities	(4,399)	(1,432)

Effect of exchange rate changes on cash and cash equivalents	65	(368)

Net Decrease in Cash and Cash Equivalents	(9,914)	(1,667)
Cash and Cash Equivalents, Beginning of Year	18,620	5,001
Cash and Cash Equivalents, End of Period	$8,706	$3,334

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2016.  The consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. Abbott adopted the standard in the first quarter of 2017 and the following changes were made to the presentation of Abbott’s financial statements:

•                  All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, Abbott recorded the benefits to Shareholders’ Investment. The tax benefit recorded in Abbott’s Condensed Consolidated Statement of Earnings for the first quarter of 2017 was $38 million. The standard does not permit retrospective presentation of this benefit in prior years.

•                  The tax benefit or deficiency is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities. Abbott has adopted this standard on a prospective basis and has not revised the classification of the excess tax benefit in the prior year’s Condensed Consolidated Statement of Cash Flows.

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

In April 2015, Abbott sold 40.25 million of its 110 million ordinary shares of Mylan N.V. As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased to approximately 14%.

In March 2017, Abbott sold 44 million ordinary shares of Mylan N.V. and received $1.685 billion in proceeds.  Abbott recorded an immaterial pre-tax gain, which was recognized in the Other (income) expense line of the Condensed Consolidated Statement of Earnings.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 4.8%.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Net earnings from discontinued operations reflect the recognition of a net tax benefit of $33 million and $244 million in the first quarter of 2017 and 2016, respectively, as a result of the resolution of various tax positions primarily related to AbbVie’s operations for years prior to the separation.

Note 3 — Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which is reported in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings in the first quarter of 2017. Abbott recorded an after-tax gain of $721 million in the first quarter of 2017 related to the sale of AMO.

The operating results of AMO up through the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended March 31, 2017 and 2016, AMO’s losses before taxes were $18 million and $57 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

(in millions)	December 31, 2016
Trade receivables, net	$222
Total inventories	240
Prepaid expenses and other current assets	51
Current assets held for disposition	513
Net property and equipment	247
Intangible assets, net of amortization	529
Goodwill	1,966
Deferred income taxes and other assets	11
Non-current assets held for disposition	2,753
Total assets held for disposition	$3,266

Trade accounts payable	$71
Salaries, wages, commissions and other accrued liabilities	174
Current liabilities held for disposition	245
Post-employment obligations, deferred income taxes and other long-term liabilities	59
Total liabilities held for disposition	$304

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2017 and 2016 were $384 million and $55 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2017 and 2016 were $417 million and $315 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2017 and 2016 includes the effects of contributions to defined benefit plans of $283 million and $491 million, respectively, and the post-employment medical and dental benefit plans of $11 million in 2017 and $9 million in 2016. The first quarter of 2017 also includes the impact of approximately $430 million of tax expense related to business dispositions, which has not yet been paid, and is taxed at a discrete tax rate.  The first quarter of 2016 included the non-cash impact of approximately $390 million of net tax benefits primarily associated with the resolution of various tax positions from prior years, as well as cash taxes paid of approximately $125 million related to the disposition of businesses. The foreign currency loss related to Venezuela in the first quarter of 2016 reduced Abbott’s cash by approximately $405 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of March 31, 2017, Abbott’s Venezuelan operations represented approximately 0.02% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of March 31, 2017 and December 31, 2016 are as follows:

Long-term Investments	March 31,	December 31,
(in millions)	2017	2016
Equity securities	$1,702	$2,906
Other	54	41
Total	$1,756	$2,947

As discussed in Note 2, in the first quarter of 2017, Abbott sold 44 million ordinary shares of Mylan N.V., thereby reducing Abbott’s equity securities by approximately $1.7 billion.

Abbott’s equity securities as of March 31, 2017, include approximately $338 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Note 5 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance at December 31, 2016 and 2015	$(4,959)	$(4,829)	$(2,284)	$(1,958)	$(69)	$65	$49	$64
Impact of business dispositions	142	—	6	—	—	—	1	—
Other comprehensive (loss) income before reclassifications	533	421	—	—	181	(543)	(69)	(58)
Amounts reclassified from accumulated other comprehensive income	—	—	34	18	(101)	—	4	(31)
Net current period comprehensive income (loss)	533	421	34	18	80	(543)	(65)	(89)
Balance at March 31	$(4,284)	$(4,408)	$(2,244)	$(1,940)	$11	$(478)	$(15)	$(25)

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; gains (losses) on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost is included as a component of net periodic benefit plan costs; see Note 13 for additional details.

Note 6 — Business Acquisitions

On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott’s closing stock price on the acquisition date. As part of the acquisition, approximately $5.9 billion of St. Jude Medical’s debt was assumed, repaid or refinanced by Abbott.  The transaction provides expanded opportunities for future growth and is an important part of the company’s ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals.  The combined company will compete in nearly every area of the cardiovascular market, as well as in the neuromodulation market.

Under the terms of the agreement, for each St. Jude Medical common share, St. Jude Medical shareholders received $46.75 in cash and 0.8708 of an Abbott common share.  At an Abbott stock price of $39.36, which reflects the closing price on January 4, 2017, this represented a value of approximately $81 per St. Jude Medical common share and total purchase consideration of $23.6 billion.  The cash portion of the acquisition was funded through a combination of medium and long-term debt issued in November 2016 and a $2.0 billion 120-day senior unsecured bridge term loan facility which was subsequently repaid.

The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$15.3
Goodwill, non-deductible	14.6
Acquired net tangible assets	3.4
Deferred income taxes recorded at acquisition	(4.4)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $207 million, property and equipment of approximately $1.5 billion, and other long-term assets of $480 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.0 billion and other non-current liabilities of approximately $655 million.

If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $6.3 billion and unaudited pro forma consolidated net loss would have been approximately $470 million for the first quarter of 2016, which includes the amortization of approximately $390 million of inventory step-up and $400 million of intangibles related to St. Jude Medical.  The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

In the first quarter of 2017, consolidated Abbott results include $1.4 billion of sales and a pre-tax loss of approximately $576 million related to the St. Jude Medical acquisition, including approximately $400 million of intangible amortization and $390 million of inventory step-up amortization. It excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash.  On April 13, 2017, Abbott and Alere amended the terms of the agreement to reduce the purchase price to $51.00 per common share.  The amended terms reduce the originally expected equity value by approximately $500 million to a new expected equity value of approximately $5.3 billion.  The acquisition is expected to close by the end of the third quarter of 2017, subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the amended terms of the acquisition agreement, the date by which necessary regulatory approvals must be received has been extended to September 30, 2017.  The companies also agreed to dismiss their respective lawsuits.  The acquisition is expected to significantly expand Abbott’s global diagnostics presence and leadership.  Abbott expects to utilize a combination of cash on hand and debt to fund the acquisition.  Alere’s net debt, which totaled $2.4 billion at September 30, 2016, will be assumed or refinanced by Abbott.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $21.353 billion at March 31, 2017 and $7.683 billion at December 31, 2016. Goodwill increased by $14.6 billion during the quarter due to the completion of the St. Jude Medical acquisition, partially offset by a decrease of $1.1 billion due to the sale of certain businesses to Terumo Corporation. Foreign currency translation adjustments increased goodwill by approximately $198 million in the first quarter of 2017. The amount reported at December 31, 2016 excludes goodwill reported in non-current assets held for disposition. As part of the sale of AMO in the first quarter of 2017, approximately $2.0 billion of goodwill was included as part of the net assets sold. The amount of goodwill related to reportable segments at March 31, 2017 was $3.1 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $417 million for the Diagnostic Products segment, and $16.6 billion for the Cardiovascular and Neuromodulation Products segment.  The Cardiovascular and Neuromodulation Products segment includes the amount previously reported under Abbott’s Vascular Products segment as well as the goodwill related to the St. Jude Medical acquisition. There was no significant reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $21.1 billion as of March 31, 2017 and $10.4 billion as of December 31, 2016, and accumulated amortization was $6.6 billion as of March 31, 2017 and $6.2 billion as of December 31, 2016. The gross amount of amortizable intangible assets increased by $10.7 billion during the quarter due to the completion of the St. Jude Medical acquisition.  Foreign currency translation adjustments increased intangible assets by $107 million during the quarter.  The December 31, 2016 amounts exclude net intangible assets reported in non-current assets held for disposition. As part of the sale of AMO in the first quarter of 2017, approximately $529 million of net intangible assets were included in the net assets sold.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $4.9 billion and $349 million as of March 31, 2017 and December 31, 2016, respectively. Indefinite-lived intangible assets increased by $4.6 billion due to the completion of the St. Jude Medical acquisition. In the first quarter of 2016, Abbott recorded an impairment of a $43 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2017, $2.1 billion in 2018, $2.1 billion in 2019, $2.1 billion in 2020 and $2.0 billion in 2021. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 11 years).

Note 8 — Restructuring Plans

In 2017, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the cardiovascular and neuromodulation segment to leverage economies of scale and reduce costs. In the first three months of 2017, charges of approximately $121 million, including one-time employee termination benefits were recorded as Selling, general and administrative expense.  Abbott also assumed restructuring liabilities of approximately $20 million as part of the St Jude Medical acquisition.  The following summarizes the activity for the first three months of 2017 related to these actions and the status of the related accrual as of March 31, 2017:

(in millions)
Liabilities assumed as part of business acquisition	$20
Restructuring charges recorded in 2017	121
Payments and other adjustments	(43)
Accrued balance at March 31, 2017	$98

From 2014 to 2017, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional and established pharmaceuticals businesses. In the first three months of 2017, charges of approximately $10 million were recognized, of which approximately $6 million is recorded in Research and development and approximately $4 million as Selling, general and administrative expense. The following summarizes the activity for the first three months of 2017 related to these restructuring actions and the status of the related accrual as of March 31, 2017:

(in millions)
Accrued balance at December 31, 2016	$66
Restructuring charges recorded in 2017	10
Payments and other adjustments	(15)
Accrued balance at March 31, 2017	$61

Note 9 — Incentive Stock Programs

In connection with the completion of the St. Jude Medical acquisition, unvested St. Jude Medical stock options and restricted stock units were assumed by Abbott and converted into Abbott options and restricted stock units (as applicable) of substantially equivalent value, in accordance with the merger agreement. The number of shares underlying the converted options was 7,364,571 at a weighted average exercise price of $30.50.  The number of restricted stock units converted was 2,324,500 at a weighted average grant date fair value of $37.69.

In the first three months of 2017, Abbott granted 4,026,729 stock options, 544,153 restricted stock awards and 6,738,866 restricted stock units under its incentive stock programs.  At March 31, 2017, approximately 32 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2017 is as follows:

	Outstanding	Exercisable
Number of shares	42,692,261	25,325,001
Weighted average remaining life (years)	6.0	4.6
Weighted average exercise price	$35.33	$33.42
Aggregate intrinsic value (in millions)	$403	$288

The total unrecognized share-based compensation cost at March 31, 2017 amounted to approximately $470 million which is expected to be recognized over the next three years.

Note 10 — Debt and Lines of Credit

In the first quarter of 2017, as part of the acquisition of St. Jude Medical, Abbott’s long-term debt increased due to the assumption of outstanding debt previously issued by St. Jude Medical.  Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of:

Principal Amount
2.00% Senior Notes due 2018	$473.8 million
2.80% Senior Notes due 2020	$483.7 million
3.25% Senior Notes due 2023	$818.4 million
3.875% Senior Notes due 2025	$490.7 million
4.75% Senior Notes due 2043	$639.1 million

Following such exchange, approximately $194.2 million of existing St. Jude Medical notes remain outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt.

In addition, during the first quarter of 2017, Abbott assumed and subsequently repaid the following St. Jude Medical debt obligations:

Term loan due 2020	$2.3 billion
Yen-denominated notes due 2017 and 2020	$179 million
Yen-denominated credit facilities	$55 million
Commercial paper borrowings	$220 million

On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under a 120-day senior unsecured bridge term loan facility.  This facility was repaid during the first quarter of 2017.

During the first quarter of 2017, Abbott issued 364-day yen-denominated debt, of which $198 million was outstanding at March 31, 2017. Abbott also paid off a $479 million yen-denominated short-term debt.

In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. This commitment, which was automatically extended for up to 90 days on January 29, 2017, expired on April 30, 2017 and was not renewed since Abbott does not need this bridge facility to finance the Alere acquisition. The fees associated with the bridge facilities were recognized in interest expense.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $3.2 billion at March 31, 2017 and $2.6 billion at December 31, 2016 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2017 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At March 31, 2017 and December 31, 2016, Abbott held the gross notional amount of $14.0 billion and $14.9 billion, respectively, of such foreign currency forward exchange contracts.

In March 2017, Abbott repaid its $479 million foreign denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary. At December 31, 2016, the value of this short-term debt was $454 million and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $5.5 billion at March 31, 2017 and December 31, 2016 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2017 and December 31, 2016:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2017	Dec. 31, 2016	Balance Sheet Caption	March 31, 2017	Dec. 31, 2016	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$8	Deferred income taxes and other assets	$92	$74	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	45	99	Prepaid expenses and other receivables	51	15	Other accrued liabilities
Others not designated as hedges	196	177	Prepaid expenses and other receivables	57	67	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	—	454	Short-term borrowings
	$241	$284		$200	$610

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2017 and 2016 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2017 and 2016 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2017	2016	2017	2016	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(91)	$(58)	$(5)	$31	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(25)	(32)	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	(26)	101	Interest expense

Gains of $9 million and losses of $2 million were recognized in the first three months of 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2017 and December 31, 2016 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$1,702	$1,702	$2,906	$2,906
Other	54	55	41	42
Total Long-term Debt	(23,767)	(24,349)	(20,684)	(21,147)
Foreign Currency Forward Exchange Contracts:
Receivable position	241	241	276	276
(Payable) position	(108)	(108)	(82)	(82)
Interest Rate Hedge Contracts:
Receivable position	—	—	8	8
(Payable) position	(92)	(92)	(74)	(74)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2017:
Equity securities	$1,411	$1,411	$—	$—
Interest rate swap derivative financial instruments	—	—	—	—
Foreign currency forward exchange contracts	241	—	241	—
Total Assets	$1,652	$1,411	$241	$—

Fair value of hedged long-term debt	$5,395	$—	$5,395	$—
Interest rate swap derivative financial instruments	92	—	92	—
Foreign currency forward exchange contracts	108	—	108	—
Contingent consideration related to business combinations	203	—	—	203
Total Liabilities	$5,798	$—	$5,595	$203

December 31, 2016:
Equity securities	$2,676	$2,676	$—	$—
Interest rate swap derivative financial instruments	8	—	8	—
Foreign currency forward exchange contracts	276	—	276	—
Total Assets	$2,960	$2,676	$284	$—

Fair value of hedged long-term debt	$5,413	$—	$5,413	$—
Interest rate swap derivative financial instruments	74	—	74	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	136	—	—	136
Total Liabilities	$5,705	$—	$5,569	$136

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan equity securities was determined based on the value of the publicly-traded ordinary shares. In the first quarter of 2017, Abbott sold 44 million ordinary shares of Mylan N.V which had a value of $1.7 billion.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 4.8%.  The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value.  In the first quarter of 2017, the increase in the fair value of the contingent consideration was primarily due to the assumption of St. Jude Medical’s contingent consideration obligations.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $45 million. The recorded accrual balance at March 31, 2017 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Service cost - benefits earned during the period	$72	$67	$7	$7
Interest cost on projected benefit obligations	72	73	11	12
Expected return on plan assets	(152)	(141)	(8)	(9)
Net amortization of:
Actuarial loss, net	42	32	6	6
Prior service cost (credit)	—	—	(11)	(11)
Net cost — continuing operations	$34	$31	$5	$5

In the first quarter of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2017 and 2016, $283 million and $491 million, respectively, were contributed to defined benefit plans and $11 million and $9 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, in the first quarter of 2017 reflected the recognition of $33 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $33 million.  In the first quarter of 2016, taxes on earnings from continuing operations included the impact of a net tax benefit of approximately $140 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first quarter of 2016 reflected the recognition of $247 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $200 million to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns are settled through 2013 and St. Jude Medical’s federal income tax returns are settled through 2013 except for one item.

Note 15 — Segment Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. On January 4, 2017, Abbott completed the acquisition of St. Jude Medical. Beginning with the first quarter of 2017, Abbott’s cardiovascular and neuromodulation business includes the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition.

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

Cardiovascular and Neuromodulation Products — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart and neuromodulation products.

Non-reportable segments include AMO through the date of sale and Diabetes Care.

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets. As a result of the acquisition of St. Jude Medical, the total assets of the Cardiovascular and Neuromodulation segment increased from $1.425 billion at December 31, 2016 to $5.162 billion at March 31, 2017. The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2017	2016	2017	2016
Established Pharmaceutical Products	$950	$888	$140	$148
Nutritional Products	1,642	1,671	351	342
Diagnostic Products	1,158	1,118	284	267
Cardiovascular and Neuromodulation Products	2,103	685	716	247
Total Reportable Segments	5,853	4,362	1,491	1,004
Other	482	523
Net Sales	$6,335	$4,885
Corporate functions and benefit plans costs			(190)	(81)
Non-reportable segments			46	(2)
Net interest expense			(204)	(25)
Share-based compensation (a)			(171)	(152)
Amortization of intangible assets			(522)	(144)
Other, net (b)			286	(598)
Earnings from continuing operations before taxes			$736	$2

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net in 2017 includes the gain on the sale of the AMO business, partially offset by inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.  Other, net in 2016 includes the $477 million foreign currency loss related to operations in Venezuela and the $43 million impairment of an in-process research and development project related to a non-reportable segment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s primary products are nutritional products, branded generic pharmaceuticals, diagnostic testing products and cardiovascular and neuromodulation products.

The following table details sales by reportable segment for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
(in millions)	March 31, 2017	March 31, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$950	$888	7.0%	1.3%	5.7%
Nutritional Products	1,642	1,671	(1.7)	(0.7)	(1.0)
Diagnostic Products	1,158	1,118	3.6	(1.1)	4.7
Cardiovascular and Neuromodulation Products	2,103	685	207.0	(1.2)	208.2
Total Reportable Segments	5,853	4,362	34.2	(0.5)	34.7
Other	482	523	(7.8)	(1.4)	(6.4)
Net Sales from Continuing Operations	$6,335	$4,885	29.7	(0.6)	30.3

Total U.S.	$2,324	$1,531	51.8	—	51.8

Total International	$4,011	$3,354	19.6	(0.8)	20.4

Net sales growth in 2017 was driven by the acquisition of St. Jude Medical, Inc. (St. Jude Medical) which was completed on January 4, 2017 as well as mid-single digit growth in the Established Pharmaceutical Products and Diagnostic Products segments excluding the impact of foreign exchange. Beginning in the first quarter of 2017, Abbott’s cardiovascular and neuromodulation business includes the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition. The decrease in the Other category reflects the sale of the Abbott Medical Optics (AMO) segment to Johnson & Johnson, which was completed on February 27, 2017. The AMO segment was included in Abbott’s results as a non-reportable segment through the date of the sale.  Excluding the St. Jude Medical acquisition, AMO results in both periods and the impact of foreign exchange, total net sales increased 3.5 percent, U.S. sales increased 5.1 percent and international sales increased 2.7 percent.

The table below provides detail by sales category for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2017	March 31, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$730	$634	15.2%	2.7%	12.5%
Other Emerging Markets	220	254	(13.4)	(2.1)	(11.3)

Nutritionals —
International Pediatric Nutritionals	495	564	(12.2)	(1.4)	(10.8)
U.S. Pediatric Nutritionals	432	403	7.3	—	7.3
International Adult Nutritionals	417	388	7.3	(1.0)	8.3
U.S. Adult Nutritionals	298	316	(5.6)	—	(5.6)

Diagnostics —
Core Laboratory	911	885	3.0	(1.3)	4.3
Molecular	112	108	3.9	—	3.9
Point of Care	135	125	7.5	—	7.5

Cardiovascular and Neuromodulation —
Rhythm Management	511	—	n/m	n/m	n/m
Electrophysiology	316	4	n/m	n/m	n/m
Heart Failure	142	—	n/m	n/m	n/m
Vascular	703	601	16.9	(1.0)	17.9
Structural Heart	256	80	221.0	(2.5)	223.5
Neuromodulation	175	—	n/m	n/m	n/m

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 12.5 percent compared to the first quarter of 2016 due to above-market growth in Latin America, China, and several markets in Southeast Asia driven by product portfolio expansion within core therapeutic areas targeted specifically to address local market needs. The 13.4 percent decrease in Other Emerging Markets primarily reflects the unfavorable impact of operations in Venezuela.

Excluding the effect of foreign exchange, the 10.8 percent decrease in International Pediatric Nutritional sales was primarily driven by challenging conditions in the Chinese infant formula market. In the U.S., the 7.3 percent increase in Pediatric Nutritional sales reflects sales momentum from recent infant formula product launches. Excluding the effect of foreign exchange, the 8.3 percent increase in International Adult Nutritional sales reflects continued strong growth of Ensure® and Glucerna® in Latin America and various other markets. In the U.S., the 5.6 percent decrease in Adult Nutritional sales reflects lower performance in the Performance/Snack business as well as retail market dynamics.

Excluding the effect of foreign exchange, the 4.7 percent increase in Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and double-digit growth in many emerging markets for Core Laboratory.  During the quarter, Abbott initiated the international launch of “Alinity s” for blood and plasma screening, “Alinity c” for clinical chemistry, and “Alinity i” for immunoassay diagnostics, all of which are part of Abbott’s new Alinity family of harmonized diagnostic systems that are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results.

Excluding the effect of foreign exchange, the 208.2 percent increase in the Cardiovascular and Neuromodulation Products segment was driven by the acquisition of St. Jude Medical which was completed on January 4, 2017. Excluding the impact of the acquisition as well as the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment increased 2.2 percent.

The gross profit margin percentage was 43.7 percent for the first quarter 2017 compared to 53.2 percent for the first quarter 2016.  The decrease primarily reflects higher intangible amortization expense and inventory step-up amortization related to the St. Jude Medical acquisition.

Research and development expenses increased by $168 million, or 44.5 percent, in the first quarter of 2017 due primarily to the addition of the acquired St. Jude Medical business. For the three months ended March 31, 2017, research and development expenditures totaled $221 million for the Cardiovascular and Neuromodulation Products segment, $129 million for the Diagnostic

Products segment, $37 million for the Established Pharmaceutical Products segment and $48 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter of 2017 increased 42.8 percent due primarily to the addition of the acquired St. Jude Medical business as well as the incremental expenses to integrate St. Jude Medical with Abbott’s existing vascular business, partially offset by the impact of cost improvement initiatives across various Abbott functions and businesses.

In April 2017, Abbott received a warning letter from the U.S. Food and Drug Administration (FDA) related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical.  This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors.  The warning letter relates to the FDA’s observations from an inspection of this facility.  Abbott will respond on a timely basis to the matters identified by the FDA.

Business Acquisitions

On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott’s closing stock price on the acquisition date. As part of the acquisition, approximately $5.9 billion of St. Jude Medical’s debt was assumed, repaid or refinanced by Abbott.  The transaction provides expanded opportunities for future growth and is an important part of the company’s ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals.  The combined company will compete in nearly every area of the cardiovascular market, as well as in the neuromodulation market.

Under the terms of the agreement, for each St. Jude Medical common share, St. Jude Medical shareholders received $46.75 in cash and 0.8708 of an Abbott common share.  At an Abbott stock price of $39.36, which reflects the closing price on January 4, 2017, this represented a value of approximately $81 per St. Jude Medical common share and total purchase consideration of $23.6 billion.  The cash portion of the acquisition was funded through a combination of medium and long-term debt issued in November 2016 and a $2.0 billion 120-day senior unsecured bridge term loan facility which was subsequently repaid.

The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$15.3
Goodwill, non-deductible	14.6
Acquired net tangible assets	3.4
Deferred income taxes recorded at acquisition	(4.4)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $207 million, property and equipment of approximately $1.5 billion, and other long-term assets of $480 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.0 billion and other non-current liabilities of approximately $655 million.

If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $6.3 billion and unaudited pro forma consolidated net loss would have been approximately $470 million for the first quarter of 2016, which includes the amortization of approximately $390 million of inventory step-up and $400 million of intangibles related to St. Jude Medical.  The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

In the first quarter of 2017, consolidated Abbott results include $1.4 billion of sales and a pre-tax loss of approximately $576 million related to the St. Jude Medical acquisition, including approximately $400 million of intangible amortization and $390 million of inventory step-up amortization. It excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash.  On April 13, 2017, Abbott and Alere amended the terms of the agreement to reduce the purchase price to $51.00 per common share.  The amended terms reduce the originally expected equity value by approximately $500 million to a new expected equity value of approximately $5.3 billion.  The acquisition is expected to close by the end of the third quarter of 2017, subject to the approval of Alere shareholders and the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the amended terms of the acquisition agreement, the date by which necessary regulatory approvals must be received has been extended to September 30, 2017.  The companies also agreed to dismiss their respective lawsuits.  The acquisition is expected to significantly expand Abbott’s global diagnostics presence and leadership.  Abbott expects to utilize a combination of cash on hand and debt to fund the acquisition.  Alere’s net debt, which totaled $2.4 billion at September 30, 2016, will be assumed or refinanced by Abbott.

Restructuring Plans

The results for the first three months of 2017 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical as well as costs related to other actions associated with the company’s plans to streamline various operations. Abbott recorded employee related severance and other charges of approximately $131 million in the first three months of 2017 related to these initiatives. Approximately $6 million is recognized in Research and development and approximately $125 million is recognized in Selling, general and administrative expense.  See Note 8 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $179 million in the first quarter of 2017 compared to 2016 due primarily to the $15.1 billion of debt issued in November 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate. Earnings from discontinued operations, net of tax, in the first quarter of 2017 reflected the recognition of $33 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $33 million.  In the first quarter of 2016, taxes on earnings from continuing operations included the impact of a net tax benefit of approximately $140 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first quarter of 2016 reflected the recognition of $247 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $200 million to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns are settled through 2013 and St. Jude Medical’s federal income tax returns are settled through 2013 except for one item.

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

In April 2015, Abbott sold 40.25 million of its 110 million ordinary shares of Mylan N.V.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased to approximately 14%.

In March 2017, Abbott sold 44 million ordinary shares of Mylan N.V. and recorded an immaterial pre-tax gain on approximately $1.7 billion in proceeds from the sale of these shares. The gain was recognized in the Other (income) expense line of the Condensed Consolidated Statement of Earnings.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 4.8%.

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

Net earnings from discontinued operations reflect the recognition of a net tax benefit of $33 million and $244 million in the first quarter of 2017 and 2016, respectively, as a result of the resolution of various tax positions primarily related to AbbVie’s operations for years prior to the separation.

In the first quarter of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million.

Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell AMO, its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which is reported in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings in the first quarter of 2017. Abbott recorded an after-tax gain of $721 million in the first quarter of 2017 related to the sale of AMO.

The operating results of AMO up to the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended March 31, 2017 and 2016, AMO’s losses before taxes were $18 million and $57 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

(in millions)	December 31, 2016
Trade receivables, net	$222
Total inventories	240
Prepaid expenses and other current assets	51
Current assets held for disposition	513
Net property and equipment	247
Intangible assets, net of amortization	529
Goodwill	1,966
Deferred income taxes and other assets	11
Non-current assets held for disposition	2,753
Total assets held for disposition	$3,266

Trade accounts payable	$71
Salaries, wages, commissions and other accrued liabilities	174
Current liabilities held for disposition	245
Post-employment obligations, deferred income taxes and other long-term liabilities	59
Total liabilities held for disposition	$304

Liquidity and Capital Resources March 31, 2017 Compared with December 31, 2016

The reduction of cash and cash equivalents from $18.6 billion at December 31, 2016 to $8.7 billion at March 31, 2017 reflects the use of cash to fund the cash portion of the St. Jude Medical acquisition, repayments of debt, pension contributions, and dividends paid in the quarter, partially offset by proceeds from the disposition of businesses and sale of a portion of the Mylan ordinary shares.

Net cash from operating activities for the first three months of 2017 totaled $574 million, an increase of $667 million over the prior year due primarily to the favorable impact of the acquisition of the St. Jude Medical businesses, as well as a reduction in pension contributions. Other, net in Net cash from operating activities for the first three months of 2017 of $101 million includes the impact of approximately $430 million of tax associated with the disposition of businesses, which has not yet been paid. Other net, also includes contributions to defined benefit pension plans of $283 million. Other, net in Net cash used in operating activities for the first three months of 2016 of $1.3 billion included contributions to defined benefit pension plans of $491 million as well as approximately $125 million of cash taxes paid related to the disposition of businesses. Other, net also included the non-cash impact of approximately $390 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. The foreign currency loss related to Venezuela in the first quarter of 2016 reduced Abbott’s cash by approximately $405 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $12.7 billion at March 31, 2017 and $20.1 billion at December 31, 2016.  The $7.4 billion decrease in working capital in 2017 is primarily due to the reduction in Cash and cash equivalents driven by the use of cash to fund the cash portion of the St. Jude Medical acquisition, debt repayments, pension contributions and dividend payments, partially offset by proceeds from the sale of a portion of the Mylan ordinary shares and business dispositions. In the first quarter of 2017, Abbott sold 44 million ordinary shares of Mylan N.V. which generated cash proceeds of approximately $1.7 billion.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of March 31, 2017, Abbott’s Venezuelan operations represented approximately 0.02% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At March 31, 2017, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion which expire in 2019.

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

In the first quarter of 2017, Abbott declared a dividend of $0.265 per share on its common shares, which represents an increase of approximately 2% over the $0.26 per share dividend declared in the first quarter of 2016.

Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost will continue to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the impact ASU 2017-07 will have on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott’s revenues are primarily comprised of product sales.  Abbott has made substantial progress in the evaluation of the new standard including a detailed review of Abbott’s revenue streams and contracts.  Based on the work performed to date, Abbott currently does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.  Abbott is continuing to evaluate the effect that the standard will have on its consolidated financial statements including the new disclosure requirements. Abbott will continue to monitor additional modifications, clarifications or interpretations undertaken by the FASB that may impact Abbott’s current conclusions. Abbott is currently expecting to use the modified retrospective method to adopt this standard.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2016 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2016 Annual Report on Form 10-K.

PART I.                            FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $1.4 billion as of March 31, 2017 and $2.7 billion as of December 31, 2016. The decrease is due primarily to the sale of 44 million ordinary shares of Mylan N.V., thereby reducing Abbott’s equity securities by approximately $1.7 billion during the quarter. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at March 31, 2017 by approximately $280 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting.  On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc.  During the quarter ended March 31, 2017, there were no other changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of March 31, 2017, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2016 Annual Report on Form 10-K, Abbott reported that it had filed a complaint with the Delaware Court of Chancery seeking to terminate the definitive merger agreement with Alere Inc.  On April 13, 2017, Abbott and Alere entered into a settlement and dismissed the lawsuit, as well as all related actions.  Concurrently with the settlement, certain amendments were made to the merger agreement.  See Note 6 to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 for further details regarding these amendments.  The settlement provides reciprocal releases of claims arising out of or related to the merger agreement, except for any potential antitrust claims by Alere to the extent they relate to developments after August 25, 2016, which would not be released until the parties obtain all consents and regulatory clearances necessary for closing.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 — January 31, 2017	69,545	(1)	$40.407	—	$925,131,209	(2)
February 1, 2017 — February 28, 2017	47,365	(1)	$42.828	—	$925,131,209	(2)
March 1, 2017 — March 31, 2017	10,542	(1)	$45.340	—	$925,131,209	(2)
Total	127,452	(1)	$41.714	—	$925,131,209	(2)

1.                          These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 69,545 in January, 47,365 in February, and 10,542 in March.

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
Brian B. Yoor
Executive Vice President, Finance
and Chief Financial Officer

Date: May 3, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective February 16, 2017, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 16, 2017.

4.1

Indenture, dated March 10, 2015, between the Company and U.S. Bank National Association (including form of security), filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.2

Form of 2.000% Notes due 2018, filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.3

Form of 2.800% Notes due 2020, filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.4

Form of 3.25% Notes due 2023, filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.5

Form of 3.875% Notes due 2025, filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.6

Form of 4.75% Notes due 2043, filed as Exhibit to Abbott’s Current Report on Form 8-K, filed with the SEC on March 10, 2015, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.7

Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.000% Notes due 2018, 2.800% Notes due 2020, 3.25% Notes due 2023, 3.875% Notes due 2025, and 4.75% Notes due 2043 (including form of notes).

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.