Form 10-Q
period 2017-06-30
ABBOTT LABORATORIES
filed 2017-08-02
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2017, Abbott Laboratories had 1,737,443,264 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net sales	$6,637	$5,333	$12,972	$10,218

Cost of products sold, excluding amortization of intangible assets	3,173	2,287	6,217	4,427
Amortization of intangible assets	392	145	914	289
Research and development	513	348	1,060	727
Selling, general and administrative	2,132	1,737	4,556	3,435
Total operating cost and expenses	6,210	4,517	12,747	8,878

Operating earnings	427	816	225	1,340

Interest expense	214	103	440	161
Interest (income)	(31)	(20)	(53)	(53)
Net foreign exchange loss (gain)	(12)	10	(28)	488
Other expense (income), net	(39)	8	(1,165)	27
Earnings from continuing operations before taxes	295	715	1,031	717
Taxes on earnings from continuing operations	25	116	375	62
Earnings from continuing operations	270	599	656	655

Earnings from discontinued operations, net of tax	13	16	46	260
Gain on sale of discontinued operations, net of tax	—	—	—	16
Net earnings from discontinued operations, net of tax	13	16	46	276
Net Earnings	$283	$615	$702	$931

Basic Earnings Per Common Share —
Continuing operations	$0.15	$0.40	$0.37	$0.44
Discontinued operations	0.01	0.01	0.03	0.19
Net earnings	$0.16	$0.41	$0.40	$0.63

Diluted Earnings Per Common Share —
Continuing operations	$0.15	$0.40	$0.37	$0.44
Discontinued operations	0.01	0.01	0.03	0.19
Net earnings	$0.16	$0.41	$0.40	$0.63

Cash Dividends Declared Per Common Share	$0.265	$0.26	$0.53	$0.52

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740,524	1,474,504	1,734,008	1,476,161
Dilutive Common Stock Options	8,359	5,988	8,099	6,165

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,748,883	1,480,492	1,742,107	1,482,326

Outstanding Common Stock Options Having No Dilutive Effect	5,258	5,673	5,258	5,673

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Net Earnings	$283	$615	$702	$931
Foreign currency translation gain (loss) adjustments	288	(104)	821	317
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $11 and $23 in 2017 and $(12) and $(3) in 2016	29	(47)	63	(29)
Unrealized gains (losses) on marketable equity securities, net of taxes of $7 and $60 in 2017 and nil in 2016	2	(213)	82	(756)
Net (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(15) and $(39) in 2017 and $(2) and $(24) in 2016	(37)	(8)	(102)	(97)
Other comprehensive income (loss)	282	(372)	864	(565)
Comprehensive Income	$565	$243	$1,566	$366

	June 30, 2017	December 31, 2016
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(3,996)	$(4,959)
Net actuarial (losses) and prior service cost and credits	(2,215)	(2,284)
Cumulative unrealized gains (losses) on marketable equity securities	13	(69)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges and other	(52)	49
Accumulated other comprehensive income (loss)	$(6,250)	$(7,263)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$9,675	$18,620
Short-term investments	160	155
Trade receivables, less allowances of $265 in 2017 and $250 in 2016	4,633	3,248
Inventories:
Finished products	2,355	1,624
Work in process	450	294
Materials	798	516
Total inventories	3,603	2,434
Prepaid expenses and other receivables	1,912	1,806
Current assets held for disposition	—	513
Total Current Assets	19,983	26,776
Investments	1,545	2,947
Property and equipment, at cost	14,476	12,366
Less: accumulated depreciation and amortization	7,190	6,661
Net property and equipment	7,286	5,705
Intangible assets, net of amortization	18,653	4,539
Goodwill	22,132	7,683
Deferred income taxes and other assets	1,552	2,263
Non-current assets held for disposition	—	2,753
	$71,151	$52,666
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$218	$1,322
Trade accounts payable	1,667	1,178
Salaries, wages and commissions	905	752
Other accrued liabilities	3,357	2,581
Dividends payable	461	391
Income taxes payable	192	188
Current portion of long-term debt	3	3
Current liabilities held for disposition	—	245
Total Current Liabilities	6,803	6,660
Long-term debt	23,810	20,681
Post-employment obligations, deferred income taxes and other long-term liabilities	8,750	4,549
Non-current liabilities held for disposition	—	59
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2017: 1,962,732,172; 2016: 1,707,475,455	23,012	13,027
Common shares held in treasury, at cost — Shares: 2017: 225,288,908; 2016: 234,606,250	(10,362)	(10,791)
Earnings employed in the business	25,202	25,565
Accumulated other comprehensive income (loss)	(6,250)	(7,263)
Total Abbott Shareholders’ Investment	31,602	20,538
Noncontrolling Interests in Subsidiaries	186	179
Total Shareholders’ Investment	31,788	20,717
	$71,151	$52,666

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2017	2016
Cash Flow From (Used in) Operating Activities:
Net earnings	$702	$931
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	508	405
Amortization of intangible assets	914	289
Share-based compensation	263	214
Impact of currency devaluation	—	477
Amortization of inventory step-up	822	—
Gain on sale of businesses	(1,151)	(25)
Trade receivables	(56)	(150)
Inventories	(127)	(149)
Other, net	50	(1,176)
Net Cash From Operating Activities	1,925	816

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(527)	(490)
Acquisitions of businesses and technologies, net of cash acquired	(13,027)	(7)
Proceeds from business dispositions	5,471	25
Proceeds from the sale of Mylan N.V. shares	1,924	—
Sales (purchases) of other investment securities, net	(28)	(800)
Other	27	28
Net Cash (Used in) Investing Activities	(6,160)	(1,244)

Cash Flow From (Used in) Financing Activities:
Net (repayments of) short-term debt and other	(1,429)	(285)
Repayments of long-term debt	(2,507)	(10)
Payment of debt issuance costs	—	(132)
Payment of contingent consideration	(13)	(25)
Purchases of common shares	(98)	(520)
Proceeds from stock options exercised	186	130
Dividends paid	(922)	(769)
Net Cash (Used in) Financing Activities	(4,783)	(1,611)

Effect of exchange rate changes on cash and cash equivalents	73	(384)

Net Decrease in Cash and Cash Equivalents	(8,945)	(2,423)
Cash and Cash Equivalents, Beginning of Year	18,620	5,001
Cash and Cash Equivalents, End of Period	$9,675	$2,578

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. Abbott adopted the standard in the first quarter of 2017 and the following changes were made to the presentation of Abbott’s financial statements:

•                  All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, Abbott recorded the benefits to Shareholders’ Investment. The tax benefit recorded in Abbott’s Condensed Consolidated Statement of Earnings for the second quarter and first six months of 2017 were $25 million and $63 million, respectively. The standard does not permit retrospective presentation of this benefit in prior years.

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

In March 2017, Abbott sold 44 million ordinary shares of Mylan N.V. and received $1.685 billion in proceeds. In June 2017, Abbott sold an additional 6 million ordinary shares of Mylan N.V. and received $239 million in proceeds.  Abbott recorded an immaterial pre-tax gain in the first six months of 2017, which was recognized in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.  As a result of these share sales, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 3.7%.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations, net of tax of $46 million and $260 million in the first six months of 2017 and 2016 were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 3 — Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which was reported in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings in the first six months of 2017. Abbott recorded an after-tax gain of $721 million in the first six months of 2017 related to the sale of AMO.

The operating results of AMO up to the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended June 30, 2017 and 2016, the AMO earnings before taxes included in Abbott’s consolidated earnings were nil and $13 million, respectively. For the first six months ended June 30, 2017 and 2016, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million and $44 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

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

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2017 and 2016 were $269 million and $597 million, respectively and for the six months ended June 30, 2017 and 2016 were $653 million and $652 million, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2017 and 2016 were $281 million and $612 million, respectively, and for the six months ended June 30, 2017 and 2016 were $698 million and $927 million, respectively.

The Other, net line in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2017 and 2016 includes the effects of contributions to defined benefit plans of $321 million and $524 million, respectively, and to the post-employment medical and dental benefit plans of $11 million and $9 million, respectively. The first six months of 2017 also includes the impact of approximately $430 million of tax expense related to business dispositions, which has not yet been paid, and is taxed at a discrete tax rate.  The first six months of 2016 included the non-cash impact of approximately $410 million of net tax benefits primarily associated with the resolution of various tax positions from prior years, as well as cash taxes paid of approximately $140 million related to the disposition of businesses. The foreign currency loss related to Venezuela in the first six months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of June 30, 2017, Abbott’s Venezuelan operations represented approximately 0.01% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of June 30, 2017 and December 31, 2016 are as follows:

Long-term Investments	June 30,	December 31,
(in millions)	2017	2016
Equity securities	$1,482	$2,906
Other	63	41
Total	$1,545	$2,947

As discussed in Note 2, in the first six months of 2017, Abbott sold 50 million ordinary shares of Mylan N.V., thereby reducing Abbott’s investment in equity securities by approximately $1.9 billion.

Abbott’s equity securities as of June 30, 2017, include approximately $348 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
							Cumulative Gains
					Cumulative		(Losses) on
			Net Actuarial		Unrealized Gains		Derivative
	Cumulative Foreign		Losses and Prior		(Losses) on		Instruments
	Currency Translation		Service Costs and		Marketable Equity		Designated as
	Adjustments		Credits		Securities		Cash Flow Hedges
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance at March 31	$(4,284)	$(4,408)	$(2,244)	$(1,940)	$11	$(478)	$(15)	$(25)
Other comprehensive income (loss) before reclassifications	288	(104)	—	(62)	2	(213)	(38)	11
Amounts reclassified from accumulated other comprehensive income	—	—	29	15	—	—	1	(19)
Net current period comprehensive income (loss)	288	(104)	29	(47)	2	(213)	(37)	(8)
Balance at June 30	$(3,996)	$(4,512)	$(2,215)	$(1,987)	$13	$(691)	$(52)	$(33)

	Six Months Ended June 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance at December 31, 2016 and 2015	$(4,959)	$(4,829)	$(2,284)	$(1,958)	$(69)	$65	$49	$64
Impact of business dispositions	142	—	6	—	—	—	1	—
Other comprehensive income (loss) before reclassifications	821	317	—	(62)	183	(756)	(107)	(47)
Amounts reclassified from accumulated other comprehensive income	—	—	63	33	(101)	—	5	(50)
Net current period comprehensive income (loss)	821	317	63	(29)	82	(756)	(102)	(97)
Balance at June 30	$(3,996)	$(4,512)	$(2,215)	$(1,987)	$13	$(691)	$(52)	$(33)

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange loss (gain); gains (losses) on marketable equity securities as Other expense (income), net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit plan costs; see Note 13 for additional details.

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

The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. During the second quarter of 2017, measurement period adjustments to the value of the intangibles resulted in a credit of approximately $70 million to intangible amortization expense to reduce the expense recorded in the first quarter of 2017. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$15.0
Goodwill, non-deductible	15.1
Acquired net tangible assets	3.4
Deferred income taxes recorded at acquisition	(4.6)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $206 million, property and equipment of approximately $1.5 billion, and other long-term assets of $475 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.0 billion and other non-current liabilities of approximately $655 million.

If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $13.2 billion and unaudited pro forma consolidated net loss would have been approximately $165 million for the first six months of 2016, which includes the amortization of approximately $820 million of inventory step-up and $670 million of intangibles related to St. Jude Medical.  For the second quarter of 2016, unaudited pro forma consolidated net sales would have been approximately $6.9 billion and unaudited pro forma consolidated net earnings would have been approximately $250 million, which includes the amortization of approximately $430 million of inventory step-up and $340 million of intangibles related to St. Jude Medical. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

In the first six months of 2017, consolidated Abbott results include $2.9 billion of sales and a pre-tax loss of approximately $1.0 billion related to the St. Jude Medical acquisition, including approximately $670 million of intangible amortization and $820 million of inventory step-up amortization. It excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash.  On April 13, 2017, Abbott and Alere amended the terms of the agreement to reduce the purchase price to $51.00 per common share.  The amended terms reduce the originally expected equity value by approximately $500 million to a new expected equity value of approximately $5.3 billion, which includes both common and preferred shares.  On

July 7, 2017, the Alere shareholders approved the acquisition. The acquisition is expected to close by the end of the third quarter of 2017, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the amended terms of the acquisition agreement, the date by which necessary regulatory approvals must be received has been extended to September 30, 2017.  The companies also agreed to dismiss their respective lawsuits.  The acquisition is expected to significantly expand Abbott’s global diagnostics presence and leadership.  Abbott expects to utilize a combination of cash on hand and debt to fund the acquisition.  Alere’s net debt, which totaled $2.3 billion at March 31, 2017, will be assumed, refinanced or repaid by Abbott.

On July 15, 2017, Alere entered into an agreement to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The transactions with Quidel reflect a total purchase price of approximately $400 million and contingent consideration with a maximum value of $40 million. On July 21, 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. to sell its subsidiary, Epocal Inc., for approximately $200 million. These transactions are subject to the successful completion of Abbott’s acquisition of Alere and antitrust regulatory approvals.  Alere is divesting these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere.

On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere’s Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer is subject to the satisfaction of certain conditions, including Abbott’s acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equals at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer.

On July 31, 2017, Abbott entered into a term loan agreement whereby Abbott can borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere.  Funding of the 5-year loan is subject to the satisfaction of certain conditions related to the consummation of the Alere acquisition.  Borrowings under the term loan will bear interest, at Abbott’s option, based on either a base rate or a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.132 billion at June 30, 2017 and $7.683 billion at December 31, 2016. Goodwill increased by $15.1 billion during the first six months of 2017 due to the completion of the St. Jude Medical acquisition, partially offset by a decrease of $1.1 billion due to the sale of certain businesses to Terumo Corporation. Foreign currency translation adjustments increased goodwill by approximately $421 million in the first six months of 2017. The amount reported at December 31, 2016 excludes goodwill reported in non-current assets held for disposition. As part of the sale of AMO in the first six months of 2017, approximately $2.0 billion of goodwill was included as part of the net assets sold. The amount of goodwill related to reportable segments at June 30, 2017 was $3.1 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $417 million for the Diagnostic Products segment, and $17.3 billion for the Cardiovascular and Neuromodulation Products segment.  The Cardiovascular and Neuromodulation Products segment includes the amount previously reported under Abbott’s Vascular Products segment as well as the goodwill related to the St. Jude Medical acquisition. There was no significant reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $21.7 billion as of June 30, 2017 and $10.4 billion as of December 31, 2016, and accumulated amortization was $7.0 billion as of June 30, 2017 and $6.2 billion as of December 31, 2016. The gross amount of amortizable intangible assets increased by $11.3 billion during the first six months of 2017 due to the completion of the St. Jude Medical acquisition.  Foreign currency translation adjustments increased intangible assets by $128 million during the first six months of 2017.  The December 31, 2016 amounts exclude net intangible assets reported in non-current assets held for disposition. As part of the sale of AMO in the first six months of 2017, approximately $529 million of net intangible assets were included in the net assets sold.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $4.0 billion and $349 million as of June 30, 2017 and December 31, 2016, respectively. Indefinite-lived intangible assets increased by $3.7 billion due to the completion of the St. Jude Medical acquisition. In the first six months of 2016, Abbott recorded an impairment of a $43 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2017, $2.1 billion in 2018, $2.0 billion in 2019, $1.8 billion in 2020 and $1.7 billion in 2021. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 11 years).

Note 8 — Restructuring Plans

In 2017, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the cardiovascular and neuromodulation segment to leverage economies of scale and reduce costs. In the first six months of 2017, charges of approximately $144 million, including one-time employee termination benefits were recorded as Selling, general and administrative expense.  Abbott also assumed restructuring liabilities of approximately $20 million as part of the St Jude Medical acquisition.  The following summarizes the activity for the first six months of 2017 related to these actions and the status of the related accrual as of June 30, 2017:

(in millions)
Liabilities assumed as part of business acquisition	$20
Restructuring charges recorded in 2017	144
Payments and other adjustments	(70)
Accrued balance at June 30, 2017	$94

From 2014 to 2017, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional and established pharmaceuticals businesses. In the first six months of 2017, charges of approximately $17 million were recognized, of which approximately $4 million is recorded in Cost of products sold, approximately $7 million is recorded in Research and development and approximately $6 million as Selling, general and administrative expense. The following summarizes the activity for the first six months of 2017 related to these restructuring actions and the status of the related accrual as of June 30, 2017:

(in millions)
Accrued balance at December 31, 2016	$66
Restructuring charges recorded in 2017	17
Payments and other adjustments	(22)
Accrued balance at June 30, 2017	$61

Note 9 — Incentive Stock Programs

In connection with the completion of the St. Jude Medical acquisition in the first quarter of 2017, unvested St. Jude Medical stock options and restricted stock units were assumed by Abbott and converted into Abbott options and restricted stock units (as applicable) of substantially equivalent value, in accordance with the merger agreement. The number of shares underlying the converted options was 7,364,571 at a weighted average exercise price of $30.50.  The number of restricted stock units converted was 2,324,500 at a weighted average grant date fair value of $37.69.

In the first six months of 2017, Abbott granted 4,370,403 stock options, 546,383 restricted stock awards and 6,865,354 restricted stock units under its incentive stock programs.  At June 30, 2017, approximately 170 million shares were reserved for future grants. This reserve reflects the shares authorized by Abbott’s shareholders in April 2017.  Information regarding the number of options outstanding and exercisable at June 30, 2017 is as follows:

	Outstanding	Exercisable
Number of shares	40,577,408	23,873,390
Weighted average remaining life (years)	6.0	4.7
Weighted average exercise price	$35.72	$33.92
Aggregate intrinsic value (in millions)	$523	$351

The total unrecognized share-based compensation cost at June 30, 2017 amounted to approximately $393 million which is expected to be recognized over the next three years.

Note 10 — Debt and Lines of Credit

In the first six months of 2017, as part of the acquisition of St. Jude Medical, Abbott’s long-term debt increased due to the assumption of outstanding debt previously issued by St. Jude Medical.  Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of:

Principal Amount
2.00% Senior Notes due 2018	$473.8 million
2.80% Senior Notes due 2020	$483.7 million
3.25% Senior Notes due 2023	$818.4 million
3.875% Senior Notes due 2025	$490.7 million
4.75% Senior Notes due 2043	$639.1 million

Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remain outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt.

In addition, during the first six months of 2017, Abbott assumed and subsequently repaid the following St. Jude Medical debt obligations:

Term loan due 2020	$2.3 billion
Yen-denominated notes due 2017 and 2020	$179 million
Yen-denominated credit facilities	$55 million
Commercial paper borrowings	$220 million

On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under a 120-day senior unsecured bridge term loan facility.  This facility was repaid during the first six months of 2017.

During the first six months of 2017, Abbott issued 364-day yen-denominated debt, of which $195 million was outstanding at June 30, 2017. Abbott also paid off a $479 million yen-denominated short-term debt.

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

On July 31, 2017, Abbott entered into a term loan agreement whereby Abbott can borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere.  Funding of the 5-year loan is subject to the satisfaction of certain conditions related to the consummation of the Alere acquisition.  Borrowings under the term loan will bear interest, at Abbott’s option, based on either a base rate or a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $2.8 billion at June 30, 2017 and $2.6 billion at December 31, 2016 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of June 30, 2017 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2017 and December 31, 2016, Abbott held the gross notional amount of $14.3 billion and $14.9 billion, respectively, of such foreign currency forward exchange contracts.

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

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at June 30, 2017 and $5.5 billion at December 31, 2016 to manage its exposure to changes in the fair value of fixed-rate debt. In the second quarter of 2017, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 2.00% Note due in 2020 and the 2.55% Note due in 2022. The proceeds received were not significant.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2017 and December 31, 2016:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2017	Dec. 31, 2016	Balance Sheet Caption	June 30, 2017	Dec. 31, 2016	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$7	$8	Deferred income taxes and other assets	$59	$74	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	29	99	Prepaid expenses and other receivables	85	15	Other accrued liabilities
Others not designated as hedges	176	177	Prepaid expenses and other receivables	112	67	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	—	454	Short-term borrowings
	$212	$284		$256	$610

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and six months ended June 30, 2017 and 2016.  The amount of hedge ineffectiveness was not significant in 2017 and 2016 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30		Income Statement
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(54)	$7	$(145)	$(51)	$(2)	$23	$(7)	$54	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	(45)	(25)	(77)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	40	44	14	145	Interest expense

Losses of $51 million and gains of $20 million were recognized in the three months ended June 30, 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Losses of $42 million and gains of $18 million were recognized in the six months ended June 30, 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange loss (gain) line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2017 and December 31, 2016 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$1,482	$1,482	$2,906	$2,906
Other	63	63	41	42
Total Long-term Debt	(23,813)	(25,007)	(20,684)	(21,147)
Foreign Currency Forward Exchange Contracts:
Receivable position	205	205	276	276
(Payable) position	(197)	(197)	(82)	(82)
Interest Rate Hedge Contracts:
Receivable position	7	7	8	8
(Payable) position	(59)	(59)	(74)	(74)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2017:
Equity securities	$1,183	$1,183	$—	$—
Interest rate swap derivative financial instruments	7	—	7	—
Foreign currency forward exchange contracts	205	—	205	—
Total Assets	$1,395	$1,183	$212	$—

Fair value of hedged long-term debt	$3,938	$—	$3,938	$—
Foreign currency forward exchange contracts	197	—	197	—
Interest rate swap derivative financial instruments	59	—	59	—
Contingent consideration related to business combinations	146	—	—	146
Total Liabilities	$4,340	$—	$4,194	$146

December 31, 2016:
Equity securities	$2,676	$2,676	$—	$—
Interest rate swap derivative financial instruments	8	—	8	—
Foreign currency forward exchange contracts	276	—	276	—
Total Assets	$2,960	$2,676	$284	$—

Fair value of hedged long-term debt	$5,413	$—	$5,413	$—
Interest rate swap derivative financial instruments	74	—	74	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	136	—	—	136
Total Liabilities	$5,705	$—	$5,569	$136

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan equity securities was determined based on the value of the publicly-traded ordinary shares. In the first six months of 2017, Abbott sold 50 million ordinary shares of Mylan N.V which had a value of $1.9 billion.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 3.7%.  The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value.  In the first six months of 2017, the increase in the fair value of the contingent consideration was due to the assumption of St. Jude Medical’s contingent consideration obligations.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $45 million. The recorded accrual balance at June 30, 2017 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost - benefits earned during the period	$70	$67	$142	$134	$6	$6	$13	$13
Interest cost on projected benefit obligations	71	73	143	146	11	10	22	22
Expected return on plan assets	(153)	(143)	(305)	(284)	(8)	(8)	(16)	(17)
Net amortization of:
Actuarial loss, net	40	31	82	63	6	3	12	9
Prior service cost (credit)	—	—	—	—	(12)	(11)	(23)	(22)
Net cost - continuing operations	$28	$28	$62	$59	$3	$—	$8	$5

In the first six months of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2017 and 2016, $321 million and $524 million, respectively, were contributed to defined benefit plans and $11 million and $9 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $46 million for the first six months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.  In the first six months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $145 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first six months of 2016 reflects the recognition of $266 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $200 million and $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns are settled through 2013 and St. Jude Medical’s federal income tax returns are settled through 2013 except for one item.

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  As a result of the acquisition of St. Jude Medical, the total assets of the Cardiovascular and Neuromodulation segment increased from $1.425 billion at December 31, 2016 to $5.250 billion at June 30, 2017.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Established Pharmaceutical Products	$1,021	$980	$1,971	$1,868	$180	$192	$320	$340
Nutritional Products	1,731	1,740	3,373	3,411	392	368	743	710
Diagnostic Products	1,273	1,226	2,431	2,344	338	288	622	555
Cardiovascular and Neuromodulation Products (a)	2,260	782	4,363	1,467	689	290	1,308	537
Total Reportable Segments	6,285	4,728	12,138	9,090	1,599	1,138	2,993	2,142
Other	352	605	834	1,128
Net Sales	$6,637	$5,333	$12,972	$10,218
Corporate functions and benefit plans costs					(104)	(94)	(197)	(175)
Non-reportable segments					74	52	120	50
Net interest expense					(183)	(83)	(387)	(108)
Share-based compensation (b)					(92)	(62)	(263)	(214)
Amortization of intangible assets					(392)	(145)	(914)	(289)
Other, net (c)					(607)	(91)	(321)	(689)
Earnings from continuing operations before taxes					$295	$715	$1,031	$717

(a)         Operating earnings for the first six months of 2017 include certain costs previously reflected in corporate functions during the first three months of 2017.

(b)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(c)          Other, net for the six months ended June 30, 2017, includes the gain on the sale of the AMO business. Other, net for the three and six months ended June 30, 2017, includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.  Other, net for the six months ended June 30, 2016, includes the $477 million foreign currency loss related to operations in Venezuela and the $43 million impairment of an in-process research and development project related to a non-reportable segment.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,021	$980	4.1%	0.6%	3.5%
Nutritional Products	1,731	1,740	(0.6)	(1.1)	0.5
Diagnostic Products	1,273	1,226	3.8	(1.6)	5.4
Cardiovascular and Neuromodulation Products	2,260	782	189.0	(1.1)	190.1
Total Reportable Segments	6,285	4,728	32.9	(0.8)	33.7
Other	352	605	(41.8)	(1.3)	(40.5)
Net Sales	$6,637	$5,333	24.4	(0.9)	25.3

Total U.S.	$2,360	$1,655	42.5	—	42.5

Total International	$4,277	$3,678	16.3	(1.3)	17.6

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,971	$1,868	5.5%	1.0%	4.5%
Nutritional Products	3,373	3,411	(1.1)	(0.8)	(0.3)
Diagnostic Products	2,431	2,344	3.7	(1.4)	5.1
Cardiovascular and Neuromodulation Products	4,363	1,467	197.4	(1.1)	198.5
Total Reportable Segments	12,138	9,090	33.5	(0.7)	34.2
Other	834	1,128	(26.0)	(1.3)	(24.7)
Net Sales	$12,972	$10,218	27.0	(0.7)	27.7

Total U.S.	$4,684	$3,186	47.0	—	47.0

Total International	$8,288	$7,032	17.9	(1.0)	18.9

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in the second quarter and first six months of 2017 was driven by the acquisition of St. Jude Medical, Inc. (St. Jude Medical) which was completed on January 4, 2017 as well as growth in the Established Pharmaceutical Products and Diagnostic Products segments excluding the impact of foreign exchange. Beginning in the first quarter of 2017, Abbott’s cardiovascular and neuromodulation business included the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition. The decrease in the Other category for the second quarter and first six months of 2017 reflects the sale of the Abbott Medical Optics (AMO) segment to Johnson & Johnson, partially offset by double-digit growth in Abbott’s Diabetes Care business. The AMO segment was included in Abbott’s results as a non-reportable segment up to February 27, 2017.  Excluding the St. Jude Medical acquisition, AMO results and the impact of foreign exchange, total net sales increased 2.7 percent, U.S. sales increased 1.1 percent and international sales increased 3.4 percent in the second quarter of 2017. Excluding the St. Jude Medical acquisition, AMO results and the impact of foreign exchange, total net sales increased 3.0 percent, U.S. sales increased 3.0 percent and international sales increased 3.1 percent in the first six months of 2017.

The table below provides detail by sales category for the six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2017	June 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,528	$1,388	10.1%	1.9%	8.2%
Other Emerging Markets	443	480	(7.8)	(1.7)	(6.1)

Nutritionals —
International Pediatric Nutritionals	1,023	1,111	(8.0)	(1.6)	(6.4)
U.S. Pediatric Nutritionals	891	828	7.7	—	7.7
International Adult Nutritionals	847	831	1.9	(1.4)	3.3
U.S. Adult Nutritionals	612	641	(4.5)	—	(4.5)

Diagnostics —
Core Laboratory	1,931	1,863	3.6	(1.7)	5.3
Molecular	226	227	(0.5)	(0.2)	(0.3)
Point of Care	274	254	8.0	(0.2)	8.2

Cardiovascular and Neuromodulation —
Rhythm Management	1,063	—	n/m	n/m	n/m
Electrophysiology	659	7	n/m	n/m	n/m
Heart Failure	301	—	n/m	n/m	n/m
Vascular	1,434	1,287	11.4	(1.0)	12.4
Structural Heart	524	173	203.2	(1.9)	205.1
Neuromodulation	382	—	n/m	n/m	n/m

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the effect of foreign exchange, sales in the Key Emerging Markets increased 8.2 percent compared to the first six months of 2016. Strong growth in Russia, China, and several countries across Latin America was partially offset by the impact associated with implementation of a new Goods and Services Tax (GST) system in India during the second quarter of 2017. Excluding the transitory effect of GST on purchasing patterns in India, sales in Key Emerging Markets would have grown double-digits in the first half of 2017. The 6.1 percent decrease in Other Emerging Markets in the first six months of 2017 primarily reflects the unfavorable impact of Venezuelan operations.  Excluding Venezuela and the effect of foreign exchange, sales in Other Emerging Markets increased 4.1 percent versus the first six months of 2016.

Excluding the effect of foreign exchange, International Pediatric Nutritional sales decreased 6.4 percent in the first half of 2017.  Challenging conditions in the Chinese infant formula market continued to impact international performance.  In the U.S., above-market Pediatric sales growth of 7.7 percent was led by the continued momentum of several recently launched infant formula products as well as growth of the PediaSure® toddler brand. Excluding the effect of foreign exchange, International Adult Nutritional sales increased 3.3 percent compared to the first half of 2016 led by continued market growth across priority geographies while U.S. Adult Nutritional sales decreased 4.5 percent due to competitive and market dynamics.

Excluding the effect of foreign exchange, the 5.1 percent increase in Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and higher sales to various international markets.  During the quarter, Abbott announced CE Mark of its new Alinity hq hematology system to identify and quantify different types of blood cells to help diagnose blood-related diseases.

Excluding the effect of foreign exchange, the 198.5 percent increase in the Cardiovascular and Neuromodulation Products segment was driven by the acquisition of St. Jude Medical which was completed on January 4, 2017. Excluding the impact of the acquisition as well as the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment decreased 1.5 percent in the first six months of 2017 as lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement were partially offset by higher Structural Heart and endovascular sales.

The gross profit margin percentage was 46.3 percent for the second quarter of 2017 compared to 54.4 percent for the second quarter of 2016.  The gross profit margin percentage was 45.0 percent for the first six months of 2017 compared to 53.8 percent for the first six months of 2016. The decrease primarily reflects higher intangible amortization expense and inventory step-up amortization related to the St. Jude Medical acquisition.

Research and development expenses increased by $165 million, or 47.5 percent, in the second quarter of 2017, and increased by $333 million, or 45.9 percent, in the first six months of 2017, due primarily to the addition of the acquired St. Jude Medical business.  For the six months ended June 30, 2017, research and development expenditures totaled $482 million for the Cardiovascular and Neuromodulation Products segment, $262 million for the Diagnostic Products segment, $80 million for the Established Pharmaceutical Products segment and $97 million for the Nutritional Products segment.

Selling, general and administrative expenses for the second quarter and first six months of 2017 increased 22.7 percent and 32.6 percent, respectively, due primarily to the addition of the acquired St. Jude Medical business as well as the incremental expenses to integrate St. Jude Medical with Abbott’s existing vascular business, partially offset by the impact of cost improvement initiatives across various Abbott functions and businesses.

In April 2017, Abbott received a warning letter from the U.S. Food and Drug Administration (FDA) related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical.  This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors.  The warning letter relates to the FDA’s observations from an inspection of this facility.  Abbott has prepared a comprehensive plan of corrective actions and execution of the plan is progressing.

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

The preliminary allocation of the fair value of the St. Jude Medical acquisition is shown in the table below. During the second quarter of 2017, measurement period adjustments to the value of the intangibles resulted in a credit of approximately $70 million to intangible amortization expense to reduce the expense recorded in the first quarter of 2017. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$15.0
Goodwill, non-deductible	15.1
Acquired net tangible assets	3.4
Deferred income taxes recorded at acquisition	(4.6)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $206 million, property and equipment of approximately $1.5 billion, and other long-term assets of $475 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.0 billion and other non-current liabilities of approximately $655 million.

If the acquisition of St. Jude Medical had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $13.2 billion and unaudited pro forma consolidated net loss would have been approximately $165 million for the first six months of 2016, which includes the amortization of approximately $820 million of inventory step-up and $670 million of intangibles related to St. Jude Medical.  For the second quarter of 2016, unaudited pro forma consolidated net sales would have been approximately $6.9 billion and unaudited pro forma consolidated net earnings would have been approximately $250 million, which includes the amortization of approximately $430 million of inventory step-up and $340 million of intangibles related to St. Jude Medical. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical acquisition been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

In the first six months of 2017, consolidated Abbott results include $2.9 billion of sales and a pre-tax loss of approximately $1.0 billion related to the St. Jude Medical acquisition, including approximately $670 million of intangible amortization and $820 million of inventory step-up amortization. It excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On January 30, 2016, Abbott entered into a definitive agreement to acquire Alere Inc. (Alere), a diagnostic device and service provider, for $56.00 per common share in cash.  On April 13, 2017, Abbott and Alere amended the terms of the agreement to reduce the purchase price to $51.00 per common share.  The amended terms reduce the originally expected equity value by approximately $500 million to a new expected equity value of approximately $5.3 billion, which includes both common and preferred shares.  On July 7, 2017, the Alere shareholders approved the acquisition. The acquisition is expected to close by the end of the third quarter of 2017, subject to the satisfaction of customary closing conditions, including applicable regulatory approvals.  Under the amended terms of the acquisition agreement, the date by which necessary regulatory approvals must be received has been extended to September 30, 2017.  The companies also agreed to dismiss their respective lawsuits.  The acquisition is expected to significantly expand Abbott’s global diagnostics presence and leadership.  Abbott expects to utilize a combination of cash on hand and debt to fund the acquisition.  Alere’s net debt, which totaled $2.3 billion at March 31, 2017, will be assumed, refinanced or repaid by Abbott.

On July 15, 2017, Alere entered into an agreement to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The transactions with Quidel reflect a total purchase price of approximately $400 million and contingent consideration with a maximum value of $40 million. On July 21, 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. to sell its subsidiary, Epocal Inc., for approximately $200 million. These transactions are subject to the successful completion of Abbott’s acquisition of Alere and antitrust regulatory approvals.  Alere is divesting these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere.

On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere’s Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer is subject to the satisfaction of certain conditions, including Abbott’s acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equals at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer.

On July 31, 2017, Abbott entered into a term loan agreement whereby Abbott can borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere.  Funding of the 5-year loan is subject to the satisfaction of certain conditions related to the consummation of the Alere acquisition.  Borrowings under the term loan will bear interest, at Abbott’s option, based on either a base rate or a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

Restructuring Plans

The results for the first six months of 2017 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical as well as costs related to other actions associated with the company’s plans to streamline various operations. Abbott recorded employee related severance and other charges of approximately $161 million in the first six months of 2017 related to these initiatives. Approximately $4 million is recognized in Cost of products sold, $7 million is recognized in Research and development and approximately $150 million is recognized in Selling, general and administrative expense.  See Note 8 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $100 million in the second quarter of 2017 and $279 million in the first six months of 2017 compared to 2016 due primarily to the $15.1 billion of debt issued in November 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $46 million for the first six months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.  In the first six months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $145 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela.  Earnings from discontinued operations, net of tax, in the first six months of 2016 reflects the recognition of $266 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $444 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $200 million and $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns are settled through 2013 and St. Jude Medical’s federal income tax returns are settled through 2013 except for one item.

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

In March 2017, Abbott sold 44 million ordinary shares of Mylan N.V. and received approximately $1.7 billion in proceeds from the sale of these shares. In June 2017, Abbott sold an additional 6 million ordinary shares of Mylan N.V. and received $239 million in proceeds. Abbott recorded an immaterial pre-tax gain on the sale of these shares in the first six months of 2017. The gain was recognized in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.  As a result of these share sales, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to approximately 3.7%.

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

Earnings from discontinued operations, net of tax of $46 million and $260 million in the first six months of 2017 and 2016 were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

In the first quarter of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million.

Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which was reported in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings in the first six months of 2017. Abbott recorded an after-tax gain of $721 million in the first six months of 2017 related to the sale of AMO.

The operating results of AMO up to the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended June 30, 2017 and 2016, the AMO earnings before taxes included in Abbott’s consolidated earnings were nil and $13 million, respectively. For the first six months ended June 30, 2017 and 2016, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million and $44 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

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

Liquidity and Capital Resources June 30, 2017 Compared with December 31, 2016

The reduction of cash and cash equivalents from $18.6 billion at December 31, 2016 to $9.7 billion at June 30, 2017 reflects the use of cash to fund the cash portion of the St. Jude Medical acquisition, repayments of debt, pension contributions, and dividends paid in the first six months of 2017, partially offset by proceeds from the disposition of businesses and sale of a portion of the Mylan ordinary shares.

Net cash from operating activities for the first six months of 2017 totaled $1.925 billion, an increase of $1.109 billion over the prior year due primarily to the favorable impact of the acquisition of the St. Jude Medical businesses, as well as a reduction in pension contributions. The Other, net line in Net cash from operating activities for the first six months of 2017 of $50 million includes the impact of approximately $430 million of tax expense associated with the disposition of businesses, which has not yet been paid. Other net, also includes contributions to defined benefit pension plans of $321 million. The Other, net line in Net cash from operating activities for the first six months of 2016 of $1.2 billion includes contributions to defined benefit pension plans of $524 million as well as approximately $140 million of cash taxes paid related to the disposition of businesses. Other, net in 2016 also includes the non-cash impact of approximately $410 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. The foreign currency loss related to Venezuela in the first six months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $13.2 billion at June 30, 2017 and $20.1 billion at December 31, 2016.  The $6.9 billion decrease in working capital in 2017 is primarily due to the reduction in Cash and cash equivalents driven by the use of cash to fund the cash portion of the St. Jude Medical acquisition, debt repayments, pension contributions and dividend payments, partially offset by proceeds from the sale of a portion of the Mylan ordinary shares and business dispositions. In the first six months of 2017, Abbott sold 50 million ordinary shares of Mylan N.V. which generated cash proceeds of approximately $1.9 billion.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $477 million in the first quarter of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of June 30, 2017, Abbott’s Venezuelan operations represented approximately 0.01% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At June 30, 2017, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including unused lines of credit of $5.0 billion which expire in 2019.

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

In each of the first two quarters of 2017, Abbott declared a quarterly dividend of $0.265 per share on its common shares, which represents an increase of approximately 2% over the $0.26 per share quarterly dividend declared in each of the first two quarters of 2016.

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

PART I.                            FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $1.2 billion as of June 30, 2017 and $2.7 billion as of December 31, 2016. The decrease is due primarily to the sale of 50 million ordinary shares of Mylan N.V., thereby reducing Abbott’s equity securities by approximately $1.9 billion during the first six months of 2017. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at June 30, 2017 by approximately $240 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting. During the quarter ended June 30, 2017, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 — April 30, 2017	15,015	(1)	$44.222	—	$925,131,209	(2)
May 1, 2017 — May 31, 2017	17,515	(1)	$44.104	—	$925,131,209	(2)
June 1, 2017 — June 30, 2017	24,054	(1)	$47.600	—	$925,131,209	(2)
Total	56,584	(1)	$45.622	—	$925,131,209	(2)

(1)                     These shares include:

(i)                   the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 707 in April, 3,207 in May, and 9,746 in June; and

(ii)                the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 14,308 in April, 14,308 in May, and 14,308 in June.

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
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: August 2, 2017

EXHIBIT INDEX

Exhibit No.	Exhibit

2.1

Amendment to Agreement and Plan of Merger, dated as of April 13, 2017, among Alere Inc., Abbott Laboratories and Angel Sub, Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 14, 2017.

3.1	By-Laws of Abbott Laboratories, as amended and restated effective June 29, 2017, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated June 29, 2017.

10.1

Abbott Laboratories 2017 Incentive Stock Program (incorporated by reference to Exhibit B of Abbott’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2017).

10.2

Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.3

Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.4

Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.5

Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.6

Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.7

Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.8

Form of Restricted Stock Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.9

Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.10

Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.11

Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.12

Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.13

Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.14

Form of Restricted Stock Unit Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.14 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.15

Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.15 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.16

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.16 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.17

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.17 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.18

Form of Restricted Stock Agreement for executive officers (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.18 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.19

Form of Restricted Stock Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.19 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.20

Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.20 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.21

Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.21 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.22

Form of Non-Qualified Stock Option Agreement for executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.22 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.23

Form of Non-Qualified Stock Option Agreement for foreign executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.23 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.24

Form of Non-Employee Director Restricted Stock Unit Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.24 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.25

Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.26

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.26 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

10.27

Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.27 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.