Form 10-Q
period 2017-09-30
ABBOTT LABORATORIES
filed 2017-11-02
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of September 30, 2017, Abbott Laboratories had 1,740,600,687 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net sales	$6,829	$5,302	$19,801	$15,520

Cost of products sold, excluding amortization of intangible assets	2,857	2,285	9,074	6,712
Amortization of intangible assets	501	140	1,415	429
Research and development	562	352	1,622	1,079
Selling, general and administrative	2,099	1,628	6,655	5,063
Total operating cost and expenses	6,019	4,405	18,766	13,283

Operating earnings	810	897	1,035	2,237

Interest expense	218	117	658	278
Interest (income)	(36)	(22)	(89)	(75)
Net foreign exchange loss (gain)	(6)	9	(34)	497
Other expense (income), net	8	972	(1,157)	999
Earnings (loss) from continuing operations before taxes	626	(179)	1,657	538
Taxes on earnings (loss) from continuing operations	65	178	440	240
Earnings (loss) from continuing operations	561	(357)	1,217	298

Earnings from discontinued operations, net of tax	42	28	88	288
Gain on sale of discontinued operations, net of tax	—	—	—	16
Net earnings from discontinued operations, net of tax	42	28	88	304
Net Earnings (Loss)	$603	$(329)	$1,305	$602

Basic Earnings (Loss) Per Common Share —
Continuing operations	$0.32	$(0.24)	$0.70	$0.20
Discontinued operations	0.02	0.02	0.05	0.21
Net earnings (loss)	$0.34	$(0.22)	$0.75	$0.41

Diluted Earnings (Loss) Per Common Share —
Continuing operations	$0.32	$(0.24)	$0.69	$0.20
Discontinued operations	0.02	0.02	0.05	0.20
Net earnings (loss)	$0.34	$(0.22)	$0.74	$0.40

Cash Dividends Declared Per Common Share	$0.265	$0.26	$0.795	$0.78

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,743,757	1,476,366	1,737,310	1,476,351
Dilutive Common Stock Options	10,399	—	8,866	6,329

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,754,156	1,476,366	1,746,176	1,482,680

Outstanding Common Stock Options Having No Dilutive Effect	282	12,103	282	5,445

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Net Earnings (Loss)	$603	$(329)	$1,305	$602
Foreign currency translation gain adjustments	285	89	1,106	406
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $11 and $34 in 2017 and $8 and $5 in 2016	23	15	86	(14)
Unrealized gains (losses) on marketable equity securities, net of taxes of $2 and $62 in 2017 and $(28) and $(28) in 2016	(136)	613	(54)	(143)
Net (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(10) and $(49) in 2017 and $(7) and $(31) in 2016	(38)	(27)	(140)	(124)
Other comprehensive income	134	690	998	125
Comprehensive Income	$737	$361	$2,303	$727

	September 30, 2017	December 31, 2016
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(3,711)	$(4,959)
Net actuarial (losses) and prior service cost and credits	(2,192)	(2,284)
Cumulative unrealized gains (losses) on marketable equity securities	(123)	(69)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges and other	(90)	49
Accumulated other comprehensive income (loss)	$(6,116)	$(7,263)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$11,012	$18,620
Short-term investments	187	155
Trade receivables, less allowances of $279 in 2017 and $250 in 2016	4,800	3,248
Inventories:
Finished products	2,273	1,624
Work in process	456	294
Materials	754	516
Total inventories	3,483	2,434
Prepaid expenses and other receivables	1,895	1,806
Current assets held for disposition	—	513
Total Current Assets	21,377	26,776
Investments	1,386	2,947
Property and equipment, at cost	14,698	12,366
Less: accumulated depreciation and amortization	7,479	6,661
Net property and equipment	7,219	5,705
Intangible assets, net of amortization	18,578	4,539
Goodwill	22,066	7,683
Deferred income taxes and other assets	1,565	2,263
Non-current assets held for disposition	57	2,753
	$72,248	$52,666
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$211	$1,322
Trade accounts payable	1,858	1,178
Salaries, wages and commissions	1,103	752
Other accrued liabilities	3,617	2,581
Dividends payable	462	391
Income taxes payable	180	188
Current portion of long-term debt	504	3
Current liabilities held for disposition	—	245
Total Current Liabilities	7,935	6,660
Long-term debt	23,310	20,681
Post-employment obligations, deferred income taxes and other long-term liabilities	8,785	4,549
Non-current liabilities held for disposition	—	59
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2017: 1,964,324,771; 2016: 1,707,475,455	23,118	13,027
Common shares held in treasury, at cost — Shares: 2017: 223,724,084; 2016: 234,606,250	(10,290)	(10,791)
Earnings employed in the business	25,320	25,565
Accumulated other comprehensive income (loss)	(6,116)	(7,263)
Total Abbott Shareholders’ Investment	32,032	20,538
Noncontrolling Interests in Subsidiaries	186	179
Total Shareholders’ Investment	32,218	20,717
	$72,248	$52,666

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2017	2016
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,305	$602
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	763	605
Amortization of intangible assets	1,415	429
Share-based compensation	338	263
Impact of currency devaluation	—	481
Amortization of inventory step-up	840	—
Gain on sale of businesses	(1,163)	(25)
Mylan N.V. equity investment adjustment	—	947
Trade receivables	(169)	(116)
Inventories	39	(152)
Other, net	562	(1,001)
Net Cash From Operating Activities	3,930	2,033

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(790)	(802)
Acquisitions of businesses and technologies, net of cash acquired	(13,027)	(73)
Proceeds from business dispositions	5,442	25
Proceeds from the sale of Mylan N.V. shares	1,977	—
Sales (Purchases) of other investment securities, net	(98)	(982)
Other	30	34
Net Cash (Used in) Investing Activities	(6,466)	(1,798)

Cash Flow From (Used in) Financing Activities:
Net (repayments of) short-term debt and other	(1,424)	(682)
Repayments of long-term debt	(2,508)	(11)
Payment of debt issuance costs	(8)	(170)
Payment of contingent consideration	(13)	(25)
Purchases of common shares	(106)	(522)
Proceeds from stock options exercised	275	206
Dividends paid	(1,385)	(1,153)
Net Cash (Used in) Financing Activities	(5,169)	(2,357)

Effect of exchange rate changes on cash and cash equivalents	97	(379)

Net Decrease in Cash and Cash Equivalents	(7,608)	(2,501)
Cash and Cash Equivalents, Beginning of Year	18,620	5,001
Cash and Cash Equivalents, End of Period	$11,012	$2,500

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

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

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. Abbott adopted the standard in the first quarter of 2017 and the following changes were made to the presentation of Abbott’s financial statements:

•                  All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, Abbott recorded the benefits to Shareholders’ Investment. The tax benefit recorded in Abbott’s Condensed Consolidated Statement of Earnings for the third quarter and first nine months of 2017 were $29 million and $92 million, respectively. The standard does not permit retrospective presentation of this benefit in prior years.

•                  The tax benefit or deficiency is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities. Abbott has adopted this standard on a prospective basis and has not revised the classification of the excess tax benefit in the prior year’s Condensed Consolidated Statement of Cash Flows.

Note 2 — Discontinued Operations

On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan’s existing business and Abbott’s developed markets branded generics pharmaceuticals business.  Mylan N.V. is publicly traded.  The shareholder agreement with Mylan N.V. included voting and other restrictions that prevented Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased to approximately 14%.

In the first nine months of 2017, Abbott sold 51 million ordinary shares of Mylan N.V. and received $1.977 billion in proceeds.  Abbott recorded an immaterial pre-tax gain in the first nine months of 2017, which was recognized in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.  As a result of these share sales, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to 3.4%.

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

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations, net of tax of $88 million and $288 million in the first nine months of 2017 and 2016, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

Note 3 — Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings in the first nine months of 2017. Abbott recorded an after-tax gain of $728 million in the first nine months of 2017 related to the sale of AMO.

The operating results of AMO up to the date of sale continued to be included in Earnings (loss) from continuing operations as they did not qualify for reporting as discontinued operations. For the three months ended September 30, 2017 and 2016, the AMO earnings before taxes included in Abbott’s consolidated earnings were nil and $2 million, respectively. For the first nine months ended September 30, 2017 and 2016, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million and $42 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

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

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings (loss) from continuing operations allocated to common shares for the three months ended September 30, 2017 and 2016 were $558 million and $(357) million, respectively, and for the nine months ended September 30, 2017 and 2016 were $1.211 billion and $297 million, respectively.  Net earnings (loss) allocated to common shares for the three months ended September 30, 2017 and 2016 were $601 million and $(329) million, respectively, and for the nine months ended September 30, 2017 and 2016 were $1.299 billion and $600 million, respectively.

On September 30, 2016, Abbott recorded expense of $947 million to adjust its holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary. The adjustment reflected Mylan N.V.’s share price as of September 30, 2016 and was included in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings for 2016.

The Other, net line in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2017 and 2016 includes the effects of contributions to defined benefit plans of $335 million and $540 million, respectively, and to the post-employment medical and dental benefit plans of $11 million and $9 million, respectively. The first nine months of 2017 also includes the impact of improved working capital management and approximately $435 million of tax expense related to business dispositions, which has not yet been paid, and is taxed at a discrete tax rate.  The first nine months of 2016 also includes the non-cash impact of approximately $539 million of net tax benefits primarily associated with the resolution of various tax positions

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

from prior years, as well as cash taxes paid of approximately $140 million related to the disposition of businesses. The foreign currency loss related to Venezuela in the first nine months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $481 million in the first nine months of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of September 30, 2017, Abbott’s Venezuelan operations represented less than 0.01% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

The components of long-term investments as of September 30, 2017 and December 31, 2016 are as follows:

Long-term Investments	September 30,	December 31,
(in millions)	2017	2016
Equity securities	$1,300	$2,906
Other	86	41
Total	$1,386	$2,947

As discussed in Note 2, in the first nine months of 2017, Abbott sold 51 million ordinary shares of Mylan N.V., thereby reducing Abbott’s investment in equity securities by approximately $2 billion.

Abbott’s equity securities as of September 30, 2017, include approximately $353 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance at June 30	$(3,996)	$(4,512)	$(2,215)	$(1,987)	$13	$(691)	$(52)	$(33)
Other comprehensive income (loss) before reclassifications	285	89	—	—	(136)	(362)	(44)	(30)
Amounts reclassified from accumulated other comprehensive income	—	—	23	15	—	975	6	3
Net current period comprehensive income (loss)	285	89	23	15	(136)	613	(38)	(27)
Balance at September 30	$(3,711)	$(4,423)	$(2,192)	$(1,972)	$(123)	$(78)	$(90)	$(60)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Balance at December 31, 2016 and 2015	$(4,959)	$(4,829)	$(2,284)	$(1,958)	$(69)	$65	$49	$64
Impact of business dispositions	142	—	6	—	—	—	1	—
Other comprehensive income (loss) before reclassifications	1,106	406	—	(62)	47	(1,118)	(151)	(77)
Amounts reclassified from accumulated other comprehensive income	—	—	86	48	(101)	975	11	(47)
Net current period comprehensive income (loss)	1,106	406	86	(14)	(54)	(143)	(140)	(124)
Balance at September 30	$(3,711)	$(4,423)	$(2,192)	$(1,972)	$(123)	$(78)	$(90)	$(60)

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

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

(in billions)
Acquired intangible assets, non-deductible	$15.4
Goodwill, non-deductible	14.9
Acquired net tangible assets	3.1
Deferred income taxes recorded at acquisition	(4.5)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $207 million, property and equipment of approximately $1.5 billion, and other long-term assets of $471 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.1 billion and other non-current liabilities of approximately $850 million.

In the first nine months of 2017, consolidated Abbott results include $4.4 billion of sales and a pre-tax loss of approximately $1.2 billion related to the St. Jude Medical acquisition, including approximately $1.0 billion of intangible amortization and $840 million of inventory step-up amortization. The pre-tax loss excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.6 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $2.96 billion of Alere’s debt was assumed and subsequently repaid.  The transaction establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 10 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition. As the acquisition of Alere was completed after September 30, 2017, Abbott’s consolidated financial statements do not include the financial condition or the operating results of Alere in any of the periods presented herein.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

The preliminary allocation of the fair value of the Alere acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$3.3
Goodwill, non-deductible	4.1
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.5)
Net debt	(2.6)
Preferred stock	(0.7)
Total preliminary allocation of fair value	$4.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $425 million, inventory of approximately $440 million, other current assets of $213 million, property and equipment of approximately $480 million, and other long-term assets of $147 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $570 million and other non-current liabilities of approximately $160 million.

In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately six months after the close of the transaction, and contingent consideration with a maximum value of $40 million. In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million. Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere. The sale to Quidel closed on October 6, 2017 and the sale to Siemens closed on October 31, 2017.

If the acquisitions of St. Jude Medical and Alere had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $21.6 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $875 million for the first nine months of 2016. This includes amortization of approximately $955 million of inventory step-up and $1.3 billion of intangibles related to St. Jude Medical and Alere. For the third quarter of 2016, unaudited pro forma consolidated net sales would have been approximately $7.3 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $490 million. This includes amortization of approximately $20 million of inventory step-up and $425 million of intangibles related to St. Jude Medical and Alere.

For the first nine months of 2017, unaudited pro forma consolidated net sales would have been approximately $21.3 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $1.6 billion, which includes $225 million of intangible amortization related to Alere. For the third quarter of 2017, unaudited pro forma consolidated net sales would have been approximately $7.3 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $515 million, which includes $75 million of intangible amortization related to Alere. The unaudited pro forma consolidated net earnings from continuing operations for the third quarter and first nine months of 2017 exclude inventory step-up amortization related to St. Jude Medical of approximately $20 million and $840 million, respectively, which was recorded in 2017 but included in the 2016 unaudited pro forma results noted in the paragraph above. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical and Alere acquisitions been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere’s Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer was subject to the satisfaction of certain conditions, including Abbott’s acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equaled at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer.  The tender offer expired on October 3, 2017.  All conditions to the offer were satisfied and Abbott accepted for payment the 1.748 million shares of Preferred Stock that were validly tendered (and not properly withdrawn).  Payment of the offer price for such shares has been made in the fourth quarter of 2017.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.1 billion at September 30, 2017 and $7.7 billion at December 31, 2016. Goodwill increased by $14.9 billion during the first nine months of 2017 due to the completion of the St. Jude Medical acquisition, partially offset by a decrease of $1.1 billion due to the sale of certain businesses to Terumo Corporation. Foreign currency translation adjustments increased goodwill by approximately $578 million in the first nine months of 2017. The amount reported at December 31, 2016 excludes goodwill reported in non-current assets held for disposition. In the first nine months of 2017, approximately $2.0 billion of goodwill was included as part of the net assets sold in the AMO divestiture. The amount of goodwill related to reportable segments at September 30, 2017 was $3.2 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $416 million for the Diagnostic Products segment, and $17.2 billion for the Cardiovascular and Neuromodulation Products segment.  The Cardiovascular and Neuromodulation Products segment includes the amount previously reported under Abbott’s Vascular Products segment as well as the goodwill related to the St. Jude Medical acquisition. There was no significant reduction of goodwill relating to impairments.

The gross amount of amortizable intangible assets, primarily product rights and technology was $22.4 billion as of September 30, 2017 and $10.4 billion as of December 31, 2016, and accumulated amortization was $7.5 billion as of September 30, 2017 and $6.2 billion as of December 31, 2016. The gross amount of amortizable intangible assets increased by $11.5 billion during the first nine months of 2017 due to the completion of the St. Jude Medical acquisition.  Foreign currency translation adjustments increased intangible assets by $157 million during the first nine months of 2017.  The December 31, 2016 amounts exclude net intangible assets reported in non-current assets held for disposition. As part of the sale of AMO in the first nine months of 2017, approximately $529 million of net intangible assets were included in the net assets sold.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.7 billion and $349 million as of September 30, 2017 and December 31, 2016, respectively. Indefinite-lived intangible assets increased by $3.9 billion due to the completion of the St. Jude Medical acquisition. In the first nine months of 2016, Abbott recorded an impairment of a $59 million in-process research and development project related to a non-reportable segment. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2017, $2.1 billion in 2018, $2.0 billion in 2019, $1.8 billion in 2020 and $1.8 billion in 2021. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 11 years). These amounts do not include amortization expense associated with the intangible assets acquired as part of the Alere acquisition, which closed on October 3, 2017.

Note 8 — Restructuring Plans

In 2017, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the cardiovascular and neuromodulation segment to leverage economies of scale and reduce costs. In the first nine months of 2017, charges of approximately $162 million, including one-time employee termination benefits were recorded as Selling, general and administrative expense.  Abbott also assumed restructuring liabilities of approximately $20 million as part of the St Jude Medical acquisition.  The following summarizes the activity for the first nine months of 2017 related to these actions and the status of the related accrual as of September 30, 2017:

(in millions)
Liabilities assumed as part of business acquisition	$20
Restructuring charges recorded in 2017	162
Payments and other adjustments	(112)
Accrued balance at September 30, 2017	$70

From 2014 to 2017, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the vascular, nutritional and established pharmaceuticals businesses. In the first nine months of 2017, charges of approximately $87 million were recognized, of which approximately $4 million is recorded in Cost of products sold, approximately $76 million is recorded in Research and development and approximately $7 million as Selling, general and administrative expense. The following summarizes the activity for the first nine months of 2017 related to these restructuring actions and the status of the related accrual as of September 30, 2017:

(in millions)
Accrued balance at December 31, 2016	$66
Restructuring charges recorded in 2017	87
Payments and other adjustments	(27)
Accrued balance at September 30, 2017	$126

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

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

In the first nine months of 2017, Abbott granted 4,985,970 stock options, 580,203 restricted stock awards and 7,001,737 restricted stock units under its incentive stock programs.  At September 30, 2017, approximately 170 million shares were reserved for future grants. This reserve reflects the shares authorized by Abbott’s shareholders in April 2017.  Information regarding the number of options outstanding and exercisable at September 30, 2017 is as follows:

	Outstanding	Exercisable
Number of shares	38,381,732	22,782,532
Weighted average remaining life (years)	5.8	4.5
Weighted average exercise price	$36.36	$34.34
Aggregate intrinsic value (in millions)	$652	$433

The total unrecognized share-based compensation cost at September 30, 2017 amounted to approximately $328 million which is expected to be recognized over the next three years.

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

During the first nine months of 2017, Abbott issued 364-day yen-denominated debt, of which $195 million was outstanding at September 30, 2017. Abbott also paid off a $479 million yen-denominated short-term debt.

In February 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $9 billion in conjunction with its pending acquisition of Alere. This commitment, which was automatically extended for up to 90 days on January 29, 2017, expired on April 30, 2017 and was not renewed since Abbott did not need this bridge facility to finance the Alere acquisition. The fees associated with the bridge facilities were recognized in interest expense.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

On July 31, 2017, Abbott entered into a 5-year term loan agreement that allowed Abbott to borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere.  On October 3, 2017, Abbott borrowed $2.8 billion under this term loan agreement to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition.  Borrowings under the term loan will bear interest based on a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

On October 3, 2017 Abbott borrowed $1.7 billion of revolving loans under its unused lines of credit.  Proceeds from such borrowing were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition.  These lines of credit are part of a 2014 revolving credit agreement that provides Abbott with the ability to borrow up to $5 billion on an unsecured basis.  Advances under the revolving credit agreement, including the $1.7 billion borrowing in October 2017, will mature and be payable on July 10, 2019.  The $1.7 billion borrowing will bear interest based on a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.  Prior to October 3, 2017, no amounts were previously drawn under the revolving credit agreement.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $3.6 billion at September 30, 2017 and $2.6 billion at December 31, 2016 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of September 30, 2017 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At September 30, 2017 and December 31, 2016, Abbott held the gross notional amount of $16.3 billion and $14.9 billion, respectively, of such foreign currency forward exchange contracts.

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

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at September 30, 2017 and $5.5 billion at December 31, 2016 to manage its exposure to changes in the fair value of fixed-rate debt. In the second quarter of 2017, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 2.00% Note due in 2020 and the 2.55% Note due in 2022. The proceeds received were not significant.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2017 and 2016.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2017 and December 31, 2016:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	Sept. 30, 2017	Dec. 31, 2016	Balance Sheet Caption	Sept. 30, 2017	Dec. 31, 2016	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$8	Deferred income taxes and other assets	$53	$74	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:

Hedging instruments	23	99	Prepaid expenses and other receivables	111	15	Other accrued liabilities

Others not designated as hedges	197	177	Prepaid expenses and other receivables	118	67	Other accrued liabilities

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	—	454	Short-term borrowings
	$220	$284		$282	$610

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and nine months ended September 30, 2017 and 2016.  The amount of hedge ineffectiveness was not significant in 2017 and 2016 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Income Statement
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(57)	$(45)	$(202)	$(96)	$(7)	$5	$(14)	$59	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	(6)	(25)	(83)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(1)	(50)	13	95	Interest expense

Gains of $26 million and losses of $5 million were recognized in the three months ended September 30, 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Losses of $16 million and gains of $16 million were recognized in the nine months ended September 30, 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange loss (gain) line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

The carrying values and fair values of certain financial instruments as of September 30, 2017 and December 31, 2016 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2017		December 31, 2016
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$1,300	$1,300	$2,906	$2,906
Other	86	86	41	42
Total Long-term Debt	(23,814)	(25,166)	(20,684)	(21,147)
Foreign Currency Forward Exchange Contracts:
Receivable position	220	220	276	276
(Payable) position	(229)	(229)	(82)	(82)
Interest Rate Hedge Contracts:
Receivable position	—	—	8	8
(Payable) position	(53)	(53)	(74)	(74)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2017:
Equity securities	$992	$992	$—	$—
Foreign currency forward exchange contracts	220	—	220	—
Total Assets	$1,212	$992	$220	$—

Fair value of hedged long-term debt	$3,940	$—	$3,940	$—
Foreign currency forward exchange contracts	229	—	229	—
Interest rate swap derivative financial instruments	53	—	53	—
Contingent consideration related to business combinations	130	—	—	130
Total Liabilities	$4,352	$—	$4,222	$130

December 31, 2016:
Equity securities	$2,676	$2,676	$—	$—
Interest rate swap derivative financial instruments	8	—	8	—
Foreign currency forward exchange contracts	276	—	276	—
Total Assets	$2,960	$2,676	$284	$—

Fair value of hedged long-term debt	$5,413	$—	$5,413	$—
Interest rate swap derivative financial instruments	74	—	74	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	136	—	—	136
Total Liabilities	$5,705	$—	$5,569	$136

Equity securities are principally comprised of Mylan N.V. ordinary shares.  The fair value of the Mylan equity securities was determined based on the value of the publicly-traded ordinary shares. In the first nine months of 2017, Abbott sold 51 million ordinary shares of Mylan N.V which had a value of approximately $2 billion.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to 3.4%.  The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $40 million to $45 million. The recorded accrual balance at September 30, 2017 for these proceedings and exposures was approximately $45 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost - benefits earned during the period	$71	$66	$213	$200	$6	$7	$19	$20
Interest cost on projected benefit obligations	72	72	215	218	12	11	34	33
Expected return on plan assets	(154)	(142)	(459)	(426)	(9)	(9)	(25)	(26)
Net amortization of:
Actuarial loss, net	41	34	123	97	6	4	18	13
Prior service cost (credit)	—	—	—	—	(11)	(12)	(34)	(34)
Net cost - continuing operations	$30	$30	$92	$89	$4	$1	$12	$6

In the first nine months of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2017 and 2016, $335 million and $540 million, respectively, were contributed to defined benefit plans and $11 million and $9 million, respectively, were contributed to the post-employment medical and dental benefit plans.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $88 million for the first nine months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years, which decreases the gross amount of unrecognized tax benefits by approximately $80 million.  In the first nine months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $250 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the sale of AMO.  Earnings from discontinued operations, net of tax, in the first nine months of 2016 reflects the recognition of $289 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $546 million in 2016.

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

Note 15 — Subsequent Event

On October 3, 2017, Abbott completed the acquisition of Alere Inc. The transaction establishes Abbott as a global leader in the point of care diagnostics market and expands the opportunities for future growth in the global diagnostics market.  See Note 6 to the condensed consolidated financial statements for additional information regarding this acquisition.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements — (Continued)

September 30, 2017

(Unaudited)

Note 16 — Segment Information

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

Abbott’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.  Intersegment transfers of inventory are recorded at standard cost and are not a measure of segment operating earnings.  The cost of some corporate functions and the cost of certain employee benefits are charged to segments at predetermined rates that approximate cost.  Remaining costs, if any, are not allocated to segments.  In addition, intangible asset amortization is not allocated to operating segments, and intangible assets and goodwill are not included in the measure of each segment’s assets.  As a result of the acquisition of St. Jude Medical, the total assets of the Cardiovascular and Neuromodulation segment increased from $1.425 billion at December 31, 2016 to $5.202 billion at September 30, 2017.  The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Established Pharmaceutical Products	$1,171	$1,012	$3,142	$2,880	$271	$211	$591	$551
Nutritional Products	1,768	1,755	5,141	5,166	403	438	1,146	1,148
Diagnostic Products	1,279	1,213	3,710	3,557	353	301	975	856
Cardiovascular and Neuromodulation Products	2,224	708	6,587	2,175	682	249	1,990	786
Total Reportable Segments	6,442	4,688	18,580	13,778	1,709	1,199	4,702	3,341
Other	387	614	1,221	1,742
Net Sales	$6,829	$5,302	$19,801	$15,520
Corporate functions and benefit plans costs					(129)	(107)	(326)	(282)
Non-reportable segments					89	105	209	155
Net interest expense					(182)	(95)	(569)	(203)
Share-based compensation (a)					(75)	(49)	(338)	(263)
Amortization of intangible assets					(501)	(140)	(1,415)	(429)
Other, net (b)					(285)	(1,092)	(606)	(1,781)
Earnings (loss) from continuing operations before taxes					$626	$(179)	$1,657	$538

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the nine months ended September 30, 2017, includes the gain on the sale of the AMO business. Other, net for the three and nine months ended September 30, 2017, includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.  Other, net for the nine months ended September 30, 2016, includes the $947 million adjustment of the Mylan equity investment and $481 million of foreign currency loss related to operations in Venezuela.

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

	Net Sales to External Customers
(in millions)	Three Months Ended Sept. 30, 2017	Three Months Ended Sept. 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,171	$1,012	15.7%	1.4%	14.3%
Nutritional Products	1,768	1,755	0.8	—	0.8
Diagnostic Products	1,279	1,213	5.4	0.2	5.2
Cardiovascular and Neuromodulation Products	2,224	708	214.1	1.0	213.1
Total Reportable Segments	6,442	4,688	37.4	0.5	36.9
Other	387	614	(36.9)	1.3	(38.2)
Net Sales	$6,829	$5,302	28.8	0.6	28.2

Total U.S.	$2,313	$1,645	40.6	—	40.6

Total International	$4,516	$3,657	23.5	0.9	22.6

	Net Sales to External Customers
(in millions)	Nine Months Ended Sept. 30, 2017	Nine Months Ended Sept. 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$3,142	$2,880	9.1%	1.1%	8.0%
Nutritional Products	5,141	5,166	(0.5)	(0.6)	0.1
Diagnostic Products	3,710	3,557	4.3	(0.8)	5.1
Cardiovascular and Neuromodulation Products	6,587	2,175	202.9	(0.4)	203.3
Total Reportable Segments	18,580	13,778	34.8	(0.3)	35.1
Other	1,221	1,742	(29.9)	(0.4)	(29.5)
Net Sales	$19,801	$15,520	27.6	(0.3)	27.9

Total U.S.	$6,997	$4,831	44.8	—	44.8

Total International	$12,804	$10,689	19.8	(0.4)	20.2

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in the third quarter and first nine months of 2017 was driven by the acquisition of St. Jude Medical, Inc. (St. Jude Medical) which was completed on January 4, 2017, as well as growth in the Established Pharmaceutical Products and Diagnostic Products segments, excluding the impact of foreign exchange. Beginning in the first quarter of 2017, Abbott’s cardiovascular and neuromodulation business included the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition. The decrease in the Other category for the third quarter and first nine months of 2017 reflects the sale of the Abbott Medical Optics (AMO) segment to Johnson & Johnson, partially offset by double-digit growth in Abbott’s Diabetes Care business. The AMO segment was included in Abbott’s results as a non-reportable segment up to February 27, 2017.  Excluding the St. Jude Medical acquisition, AMO results and the impact of foreign exchange, total net sales increased 6.0 percent, U.S. sales increased 0.1 percent and international sales increased 8.7 percent in the third quarter of 2017. Excluding the St. Jude Medical acquisition, AMO results and the impact of foreign exchange, total net sales increased 4.1 percent, U.S. sales increased 2.0 percent and international sales increased 5.0 percent in the first nine months of 2017.

The table below provides detail by sales category for the nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	Sept. 30, 2017	Sept. 30, 2016	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,413	$2,135	13.0%	1.4%	11.6%
Other Emerging Markets	729	745	(2.3)	0.2	(2.5)

Nutritionals —
International Pediatric Nutritionals	1,562	1,664	(6.1)	(1.0)	(5.1)
U.S. Pediatric Nutritionals	1,327	1,242	6.8	—	6.8
International Adult Nutritionals	1,317	1,278	3.0	(1.1)	4.1
U.S. Adult Nutritionals	935	982	(4.8)	—	(4.8)

Diagnostics —
Core Laboratory	2,964	2,840	4.3	(1.1)	5.4
Molecular	341	339	0.6	0.5	0.1
Point of Care	405	378	7.3	(0.1)	7.4

Cardiovascular and Neuromodulation —
Rhythm Management	1,574	—	n/m	n/m	n/m
Electrophysiology	1,001	10	n/m	n/m	n/m
Heart Failure	471	—	n/m	n/m	n/m
Vascular	2,158	1,905	13.3	(0.4)	13.7
Structural Heart	793	260	205.5	(0.3)	205.8
Neuromodulation	590	—	n/m	n/m	n/m

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the effect of foreign exchange, sales in the Key Emerging Markets increased 11.6 percent compared to the first nine months of 2016. Strong growth in Russia, China, and several countries across Latin America was partially offset by the impact associated with implementation of a new Goods and Services Tax (GST) system in India during the second quarter of 2017. Excluding the impact of GST, sales in Key Emerging Markets would have grown 13.2 percent in the first nine months of 2017.  The 2.3 percent decrease in Other Emerging Markets in the first nine months of 2017 primarily reflects the unfavorable impact of Venezuelan operations.  Excluding Venezuela and the effect of foreign exchange, sales in Other Emerging Markets increased 4.1 percent versus the first nine months of 2016.

Excluding the effect of foreign exchange, International Pediatric Nutritional sales decreased 5.1 percent in the first nine months of 2017.  Challenging conditions in the infant formula market in various emerging markets negatively impacted international performance.  In the U.S., above-market Pediatric sales growth of 6.8 percent was led by the continued momentum of several recently launched infant formula products as well as growth of the PediaSure® toddler brand. Excluding the effect of foreign exchange, International Adult Nutritional sales increased 4.1 percent compared to the first nine months of 2016 led by continued market growth across priority geographies while U.S. Adult Nutritional sales decreased 4.8 percent due to competitive and market dynamics.

Excluding the effect of foreign exchange, the 5.1 percent increase in Diagnostics sales was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and higher sales to various international markets.  During the quarter, Abbott continued the international roll-out of its recently launched Alinity systems for the core laboratory, including “Alinity c” for clinical chemistry, “Alinity i” for immunoassay diagnostics and “Alinity s” for blood and plasma screening.

Excluding the effect of foreign exchange, the 203.3 percent increase in the Cardiovascular and Neuromodulation Products segment was driven by the acquisition of St. Jude Medical which was completed on January 4, 2017. Excluding the impact of the acquisition as well as the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment were essentially flat in the first nine months of 2017 versus the prior year as lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement were offset by higher Structural Heart and endovascular sales.

The gross profit margin percentage for Abbott was 50.8 percent for the third quarter of 2017 compared to 54.3 percent for the third quarter of 2016.  The gross profit margin percentage was 47.0 percent for the first nine months of 2017 compared to 54.0 percent for the first nine months of 2016. The decrease primarily reflects higher intangible amortization expense and inventory step-up amortization related to the St. Jude Medical acquisition.

Research and development expenses increased by $210 million, or 59.3 percent, in the third quarter of 2017, and increased by $543 million, or 50.3 percent, in the first nine months of 2017, due primarily to the addition of the acquired St. Jude Medical business.  For the nine months ended September 30, 2017, research and development expenditures totaled $718 million for the Cardiovascular and Neuromodulation Products segment, $382 million for the Diagnostic Products segment, $119 million for the Established Pharmaceutical Products segment and $142 million for the Nutritional Products segment.

Selling, general and administrative expenses for the third quarter and first nine months of 2017 increased 28.9 percent and 31.5 percent, respectively, due primarily to the addition of the acquired St. Jude Medical business as well as the incremental expenses to integrate St. Jude Medical with Abbott’s existing vascular business, partially offset by the impact of cost improvement initiatives across various functions and businesses.

On September 30, 2016, Abbott recorded expense of $947 million to adjust its holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary. The adjustment reflected Mylan N.V.’s share price as of September 30, 2016 and was included in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings for 2016.

In April 2017, Abbott received a warning letter from the U.S. Food and Drug Administration (FDA) related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical.  This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors.  The warning letter relates to the FDA’s observations from an inspection of this facility.  Abbott has prepared a comprehensive plan of corrective actions which has been provided to the FDA. Execution of the plan is progressing.

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

(in billions)
Acquired intangible assets, non-deductible	$15.4
Goodwill, non-deductible	14.9
Acquired net tangible assets	3.1
Deferred income taxes recorded at acquisition	(4.5)
Net debt	(5.3)
Total preliminary allocation of fair value	$23.6

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.2 billion, inventory of approximately $1.7 billion, other current assets of $207 million, property and equipment of approximately $1.5 billion, and other long-term assets of $471 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.1 billion and other non-current liabilities of approximately $850 million.

In the first nine months of 2017, consolidated Abbott results include $4.4 billion of sales and a pre-tax loss of approximately $1.2 billion related to the St. Jude Medical acquisition, including approximately $1.0 billion of intangible amortization and $840 million of inventory step-up amortization. The pre-tax loss excludes acquisition, integration and restructuring-related costs.

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott’s Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.6 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $2.96 billion of Alere’s debt was assumed and subsequently repaid.  The transaction establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 10 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition. As the acquisition of Alere was completed after September 30, 2017, Abbott’s consolidated financial statements do not include the financial condition or the operating results of Alere in any of the periods presented herein.

The preliminary allocation of the fair value of the Alere acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$3.3
Goodwill, non-deductible	4.1
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.5)
Net debt	(2.6)
Preferred stock	(0.7)
Total preliminary allocation of fair value	$4.6

The goodwill is primarily attributable to expected synergies from combining operations as well as intangible assets that do not qualify for separate recognition. The acquired tangible assets consist primarily of trade accounts receivable of approximately $425 million, inventory of approximately $440 million, other current assets of $213 million, property and equipment of approximately $480 million, and other long-term assets of $147 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $570 million and other non-current liabilities of approximately $160 million.

In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately six months after the close of the transaction, and contingent consideration with a maximum value of $40 million. In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million. Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere. The sale to Quidel closed on October 6, 2017 and the sale to Siemens closed on October 31, 2017.

If the acquisitions of St. Jude Medical and Alere had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $21.6 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $875 million for the first nine months of 2016. This includes amortization of approximately $955 million of inventory step-up and $1.3 billion of intangibles related to St. Jude Medical and Alere. For the third quarter of 2016, unaudited pro forma consolidated net sales would have been approximately $7.3 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $490 million. This includes amortization of approximately $20 million of inventory step-up and $425 million of intangibles related to St. Jude Medical and Alere.

For the first nine months of 2017, unaudited pro forma consolidated net sales would have been approximately $21.3 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $1.6 billion, which includes $225 million of amortization related to Alere. For the third quarter of 2017, unaudited pro forma consolidated net sales would have been approximately $7.3 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $515 million, which includes $75 million of amortization related to Alere. The unaudited pro forma consolidated net earnings from continuing operations for the third quarter and first nine months of 2017 exclude inventory step-up amortization related to St. Jude Medical of approximately $20 million and $840 million, respectively, which was recorded in 2017 but included in the 2016 unaudited pro forma results noted in the paragraph above. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical and Alere acquisitions been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere’s Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer was subject to the satisfaction of certain conditions, including Abbott’s acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equaled at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer.  The tender offer expired on October 3, 2017.  All conditions to the offer were satisfied and Abbott accepted for payment the 1.748 million shares of Preferred Stock that were validly tendered (and not properly withdrawn).  Payment of the offer price for such shares has been made in the fourth quarter of 2017.

Restructuring Plans

The results for the first nine months of 2017 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical as well as costs related to other actions associated with the company’s plans to streamline various operations. Abbott recorded employee related severance and other charges of approximately $249 million in the first nine months of 2017 related to these initiatives. Approximately $4 million is recognized in Cost of products sold, $76 million is recognized in Research and development and approximately $169 million is recognized in Selling, general and administrative expense.  See Note 8 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Interest Expense (Income), net

Interest expense (income), net increased $87 million in the third quarter of 2017 and $366 million in the first nine months of 2017 compared to 2016 due primarily to the $15.1 billion of debt issued in November 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $88 million for the first nine months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years, which decreases the gross amount of unrecognized tax benefits by approximately $80 million.  In the first nine months of 2016, taxes on earnings from continuing operations includes the impact of a net tax benefit of approximately $250 million as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the sale of AMO.  Earnings from discontinued operations, net of tax, in the first nine months of 2016 reflects the recognition of $289 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. The conclusion of these tax matters decreased the gross amount of unrecognized tax benefits by approximately $546 million in 2016.

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

Discontinued Operations

On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan’s existing business and Abbott’s developed markets branded generics pharmaceuticals business.  Mylan N.V. is publicly traded.  The shareholder agreement with Mylan N.V. included voting and other restrictions that prevented Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

In April 2015, Abbott sold 40.25 million of its 110 million ordinary shares of Mylan N.V.  As a result of this sale, Abbott’s ownership interest in Mylan N.V. decreased to approximately 14%.

In the first nine months of 2017, Abbott sold 51 million ordinary shares of Mylan N.V. and received $1.977 billion in proceeds.  Abbott recorded an immaterial pre-tax gain in the first nine months of 2017, which was recognized in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings.  As a result of these share sales, Abbott’s ownership interest in Mylan N.V. decreased from approximately 14% to 3.4%.

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

Earnings from discontinued operations, net of tax of $88 million and $288 million in the first nine months of 2017 and 2016, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

In the first quarter of 2016, Abbott received an additional $25 million of proceeds related to the expiration of a holdback agreement associated with the sale of the animal health business and reported an after-tax gain on the sale in discontinued operations of $16 million.

Assets and Liabilities Held for Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell AMO, its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflects Abbott’s proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other expense (income), net line of the Condensed Consolidated Statement of Earnings in the first nine months of 2017. Abbott recorded an after-tax gain of $728 million in the first nine months of 2017 related to the sale of AMO.

The operating results of AMO up to the date of sale continued to be included in Earnings (loss) from continuing operations as they did not qualify for reporting as discontinued operations. For the three months ended September 30, 2017 and 2016, the AMO earnings before taxes included in Abbott’s consolidated earnings were nil and $2 million, respectively. For the first nine months ended September 30, 2017 and 2016, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million and $42 million, respectively. The following assets and liabilities of this business were reported as held for disposition in Abbott’s Condensed Consolidated Balance Sheet as of December 31, 2016:

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

Liquidity and Capital Resources September 30, 2017 Compared with December 31, 2016

The reduction of cash and cash equivalents from $18.6 billion at December 31, 2016 to $11.0 billion at September 30, 2017 reflects the use of cash to fund the cash portion of the St. Jude Medical acquisition, repayments of debt, pension contributions, and dividends paid in the first nine months of 2017, partially offset by cash generated from operations and proceeds from the disposition of businesses and the sale of a portion of Abbott’s investment in Mylan ordinary shares.

Net cash from operating activities for the first nine months of 2017 totaled $3.9 billion, an increase of $1.9 billion over the prior year due primarily to the favorable impact of improved working capital management, as well as the acquisition of the St. Jude Medical businesses and lower pension contributions. The Other, net line in Net cash from operating activities for the first nine months of 2017 of $562 million includes the impact of improved working capital management and approximately $435 million of tax expense associated with the disposition of businesses, which has not yet been paid. Other net, also includes contributions to defined benefit pension plans of $335 million. Other, net in Net cash from operating activities for the first nine months of 2016 includes contributions to defined benefit pension plans of $540 million as well as approximately $140 million of cash taxes paid related to the disposition of businesses. Other, net in 2016 also includes the non-cash impact of approximately $539 million of net tax benefits primarily associated with the resolution of various tax positions from prior years. The foreign currency loss related to Venezuela in the first nine months of 2016 reduced Abbott’s cash by approximately $410 million and is shown on the Effect of exchange rate changes on cash and cash equivalents line within the Condensed Consolidated Statement of Cash Flows. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

Working capital was $13.4 billion at September 30, 2017 and $20.1 billion at December 31, 2016.  The $6.7 billion decrease in working capital in 2017 is primarily due to the reduction in Cash and cash equivalents which is discussed above and improved working capital management.

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

On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates.  The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar.  The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar.  As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016.  As a result, Abbott recorded a foreign currency exchange loss of $481 million in the first nine months of 2016 to revalue its net monetary assets in Venezuela.  Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter.  As of September 30, 2017, Abbott’s Venezuelan operations represented less than 0.01% of Abbott’s consolidated assets and any additional foreign currency losses related to Venezuela are not expected to be material.

At September 30, 2017, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion as of September, 30, 2017, which expire in 2019. On October 3, 2017, in connection with the Alere acquisition, Abbott borrowed $1.7 billion under these lines of credit. Abbott’s borrowings will bear interest based on a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

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

In each of the first three quarters of 2017, Abbott declared a quarterly dividend of $0.265 per share on its common shares, which represents an increase of approximately 2% over the $0.26 per share quarterly dividend declared in each of the first three quarters of 2016.

Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-12, Targeted Improvements to Accounting for Hedging Activities, which makes changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Abbott is currently evaluating the effect that ASU 2017-12 will have on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost will continue to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. The standard becomes effective for Abbott beginning in the first quarter of 2018 and early adoption is permitted. Abbott is currently evaluating the impact ASU 2017-07 will have on its consolidated financial statements.

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

PART I.                            FINANCIAL INFORMATION

Item 3.                                 Quantitative and Qualitative Disclosures about Market Risk

Market Price Sensitive Investments

The fair value of the available-for-sale equity securities held by Abbott was approximately $1.0 billion as of September 30, 2017 and $2.7 billion as of December 31, 2016. The decrease is due primarily to the sale of 51 million ordinary shares of Mylan N.V., thereby reducing Abbott’s equity securities by approximately $2.0 billion during the first nine months of 2017. All available-for-sale equity securities are subject to potential changes in market value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at September 30, 2017 by approximately $200 million.  Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in value occurs.

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

(b)         Changes in internal control over financial reporting. During the quarter ended September 30, 2017, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	13,770	(1)	$48.826	—	$925,131,209	(2)
August 1, 2017 – August 31, 2017	16,041	(1)	$49.852	—	$925,131,209	(2)
September 1, 2017 – September 30, 2017	16,835	(1)	$51.901	—	$925,131,209	(2)
Total	46,646	(1)	$50.289	—	$925,131,209	(2)

(1)                     These shares include:

(i)                   the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 13,770 in July, 1,733 in August, and 2,527 in September; and

(ii)                the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in July, 14,308 in August, and 14,308 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

Item 6.                                 Exhibits

Incorporated by reference to the Exhibit Index included herewith.

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Term Loan Agreement, dated as of July 31, 2017, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.2	First Amendment to Term Loan Agreement, dated as of September 29, 2017, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

10.3	Five Year Credit Agreement, dated as of July 10, 2014, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.

12	Statement re: Computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: November 2, 2017