Form 10-K
period 2017-12-31
ABBOTT LABORATORIES
filed 2018-02-16
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

The aggregate market value of the 1,692,434,068 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2017), was $82,269,220,045. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2018: 1,746,333,892

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2018 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 16, 2018.

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

NARRATIVE DESCRIPTION OF BUSINESS

        Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Cardiovascular and Neuromodulation Products.

        On October 3, 2017, Abbott completed the acquisition of Alere, Inc., a diagnostic device and service provider, for an aggregate consideration of approximately $4.5 billion in cash.

        On February 27, 2017, Abbott completed the sale of Abbott Medical Optics, its vision care business, to Johnson & Johnson for $4.325 billion in cash.

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc., a global medical device manufacturer. Based on the closing Abbott share price on January 4, 2017, the aggregate implied value of the consideration paid in connection with the acquisition was approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business, which was previously included in the Established Pharmaceutical Products segment, to Mylan Inc. for 110 million shares of Mylan N.V., a newly formed entity that combined Mylan's existing business with Abbott's developed markets branded generics pharmaceuticals business. Abbott retained the branded generics pharmaceuticals business and products of its Established Pharmaceutical Products segment in emerging markets. Abbott has since sold all of its 110 million Mylan N.V. ordinary shares.

Established Pharmaceutical Products

        These products include a broad line of branded generic pharmaceuticals manufactured worldwide and marketed and sold outside the United States in emerging markets. These products are generally sold directly to wholesalers, distributors, government agencies, health care facilities, pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses, depending on the market served. Certain products are co-marketed or co-promoted with, or licensed from, other companies.

*
As used throughout the text of this report on Form 10-K, the term "Abbott" refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

        The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

  •
  gastroenterology products, including Creon™, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal™ and Dicetel™, for the treatment of irritable bowel syndrome or biliary spasm; Heptral™, Transmetil™, and Samyr™, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms; and Duphalac™, for regulation of the physiological rhythm of the colon;

  •
  women's health products, including Duphaston™, for the treatment of many different gynecological disorders; and Femoston™, a hormone replacement therapy for postmenopausal women;

  •
  cardiovascular and metabolic products, including Lipanthyl™ and TriCor™, for the treatment of dyslipidemia; Teveten™ and Teveten Plus™, for the treatment of essential hypertension, and Physiotens™, for the treatment of hypertension; and Synthroid™, for the treatment of hypothyroidism;

  •
  pain and central nervous system products, including Serc™, for the treatment of Ménière's disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation, and Sevedol™, for the treatment of severe migraines; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin™, Klacid™, and Klaricid™); and Influvac®, an influenza vaccine.

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

        The principal products included in the Diagnostic Products segment are:

  •
  core laboratory systems in the areas of immunoassay, clinical chemistry, hematology, and transfusion, including ARCHITECT®, ABBOTT PRISM®, Cell-Dyn®, and the next-generation Alinity™ family of instruments, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, and therapeutic drug monitoring;

  •
  molecular diagnostics systems, including the m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples, and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG; and the Vysis® FISH product line of genomic-based tests;

  •
  point of care systems, including the i-STAT® and next-generation i-STAT Alinity™ and cartridges for blood analysis;

  •
  rapid diagnostics systems, including benchtop systems and rapid tests in the areas of infectious disease including HIV, malaria, dengue fever and many other tropical diseases; molecular point-of-care testing for influenza A & B, RSV and strep A; cardiometabolic testing including Afinion® and Cholestech™ platforms and tests; a toxicology business for drug and alcohol testing, remote patient monitoring and consumer self-testing; and

  •
  informatics and automation solutions for use in laboratories, including ACCELERATOR a3600®, the RALS point of care solution, and AlinIQ™, a suite of informatics tools and professional services.

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

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac Pro-Advance™, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive™, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac™, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, Grow™, Similac Qinti™, and Eleva™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure Complete®, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, EleCare®, Juven®, Abound®, and Pedialyte®;

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, Nepro®, and Vital®; and

  •
  Zone Perfect® bars and the EAS® family of nutritional brands, including Myoplex® and AdvantEdge®.

        Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Similac®, Gain™, Grow™, Eleva™, PediaSure®, PediaSure SideKicks®, Pedialyte®, Ensure®, Zone Perfect®, EAS®/Myoplex®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets where appropriate.

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

Cardiovascular and Neuromodulation Products

        These products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, as well as neuromodulation devices for the management of chronic pain and movement disorders. These products are manufactured, marketed and sold worldwide. In the United States, these products are generally marketed and sold directly to hospitals, ambulatory surgery centers, and physicians offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Cardiovascular and Neuromodulation Products segment are:

  •
  rhythm management products, including Assurity MRI™ and Endurity MRI™ pacemaker systems; Ellipse™ and Fortify Assura™ implantable cardioverter defibrillators and Quadra Assura MP™ implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint™ Pacing technology;

  •
  electrophysiology products, including TactiCath™ ablation catheter and FlexAbility™ irrigated ablation catheters; Ampere™ RF ablation generator; and EnSite Precision™ cardiac mapping system; and Confirm Rx™ implantable cardiac monitors;

  •
  heart failure related products, including the HeartMate™ left ventricular device family and the CardioMEMS™ HF System pulmonary artery sensor, a heart failure monitoring system;

  •
  vascular products, including the XIENCE™ family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE® and Perclose ProGlide® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; and the OPTIS™ integrated system with the Dragonfly™ OPTIS™ imaging catheter and PressureWire™ FFR measurement systems;

  •
  structural heart products, including MitraClip®, a percutaneous mitral valve repair system; Trifecta™ Valve with Glide™ Technology, a surgical tissue heart valve; Portico™ transcatheter aortic heart valve, SJM Regent™ mechanical heart valve, and AMPLATZER® occluders; and

  •
  neuromodulation products, including spinal cord stimulators Proclaim™ Elite Recharge-free IPG and Prodigy MRI™ IPG, both with BurstDR™ stimulation, and Proclaim™ DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the St. Jude Medical Infinity™ Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

        The Cardiovascular and Neuromodulation Products segment's products are subject to competition in technological innovation, price, convenience of use, service, product performance, long-term supply contracts, and product potential for overall cost-effectiveness and productivity gains. Some products in this segment can be subject to rapid product obsolescence or regulatory changes. Although Abbott has benefited from technological advantages of certain of its current products, these advantages may be reduced or eliminated as competitors introduce new products.

Other Products

        The principal products in Abbott's other businesses include blood glucose and continuous glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, private health care organizations, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are also marketed and distributed through distributors. Blood and continuous glucose monitoring systems are also marketed and sold to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 5. These, and various patents which expire during the period 2018 to 2038, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole.

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

Research and Development

        Abbott spent approximately $2.2 billion in 2017, $1.4 billion in 2016, and $1.4 billion in 2015 on research to discover and develop new products and processes and to improve existing products and processes.

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2017 were approximately $11 million and $37 million, respectively. Capital and operating expenditures for pollution control in 2018 are estimated to be $11 million and $39 million, respectively.

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

Employees

        Abbott employed approximately 99,000 people as of December 31, 2017.

Regulation

        The development, manufacture, marketing, sale, promotion, and distribution of Abbott's products are subject to comprehensive government regulation by the U.S. Food and Drug Administration and similar international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott's products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. In addition, Abbott's clinical laboratories and associated testing services are subject to comprehensive government regulation, including registration, certification, and licensure, by federal, state, and local agencies, such as the Centers for Medicare & Medicaid Services, the Drug Enforcement Adminstration, the Substance Abuse and Mental Health Services Administration, and their respective foreign counterparts. Certain of these agencies require our clinical laboratories to meet quality assurance, quality control, and personnel standards and undergo inspections.

        Abbott's international operations are also affected by trade and investment regulations in many countries. These may require local investment, restrict Abbott's investments, or limit the import of raw materials and finished products.

        Abbott's home monitoring services and related products that provide Abbott and third-party medical devices to consumers in the United States are subject to additional federal, state, and local laws and regulations applicable to health care providers and suppliers that submit claims for reimbursement to third-party payors. Medicare, Medicaid, and other third-party payors may from time to time conduct inquiries, claims audits, investigations, and enforcement actions relating to the claims or enrollment criteria.

        Further, Abbott is subject to laws and regulations pertaining to health care fraud and abuse, including state and federal anti-kickback, anti-self-referral, and false claims laws in the United States. Prescription drug, nutrition, and medical device manufacturers such as Abbott are also subject to taxes, as well as application, product, user, establishment, and other fees. Governmental agencies can also invalidate intellectual property rights.

        Compliance with these laws and regulations is costly and materially affects Abbott's business. Among other effects, health care regulations substantially increase the time, difficulty, and costs incurred in obtaining and maintaining approval to market newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and capital investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product's production and sale, suspension or revocation of billing privileges, and other civil or criminal sanctions, including fines and penalties. Similarly, compliance with the laws and regulations governing clinical laboratories and testing services requires specialized expertise. Failure to comply with these regulatory requirements can result in sanctions, including suspension, revocation, or limitation of a laboratory's certification, which is necessary to conduct business, as well as significant fines or criminal penalties.

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

        Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers will continue attempts to reduce the cost or utilization of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott's products for the foreseeable future.

        In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act establishes a new payment system for clinical laboratory tests, which became effective on January 1, 2018.

        In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the Affordable Care Act), imposed an excise tax on Abbott and other medical device manufacturers and importers. The excise tax was subsequently suspended from January 1, 2016 through December 31, 2017 as part of the Consolidated Appropriations Act of 2016. In January 2018, the excise tax was suspended for an additional two years.

        The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which require manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

        Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act, or implementation of new health care legislation, could result in significant changes to the health care system.

        The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information and financial information), is increasing. For example, the European Union has enacted stricter data protection laws, which will take effect in 2018, that contain enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the U.S. Food and Drug Administration has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering "data localization" laws, which limit companies' ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

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

INTERNATIONAL OPERATIONS

        As discussed in greater detail in the section captioned, "Narrative Description of Business," Abbott markets products worldwide through affiliates and distributors. Most of the products discussed in the preceding sections of this report are also sold outside the United States. In addition, certain products of a local nature and variations of product lines that meet local regulatory requirements and marketing preferences are manufactured and marketed to customers outside the United States. International operations are subject to certain additional risks inherent in conducting business outside the United States, including price and currency exchange controls, changes in currency exchange rates, limitations on foreign participation in local enterprises, expropriation, nationalization, and other governmental action.

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

        Further, in the U.S., a number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 address access to health care products and services and establish certain fees for the medical device industry. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.

        For additional information concerning health care regulation, see the discussion in "Regulation" under Item 1, "Business."

Abbott incurred and assumed significant indebtedness in connection with the acquisitions of St. Jude Medical and Alere, which could decrease business flexibility and increase consolidated interest expense.

        Following the acquisitions of St. Jude Medical and Alere, Abbott's consolidated indebtedness as of December 31, 2017 was approximately $28 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, increasing Abbott's consolidated interest expense, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

        Additionally, further borrowing could cause a deterioration of Abbott's credit rating. Abbott's credit ratings reflect each credit rating agency's then opinion of Abbott's financial strength, operating performance, and ability to meet its debt obligations. Adverse changes in Abbott's credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities and may limit financing options, including access to the unsecured borrowing market. Abbott may also be subject to additional restrictive covenants that would reduce flexibility.

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

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other businesses, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's businesses could suffer. To the extent that countries do not enforce Abbott's intellectual property rights, Abbott's future revenues and operating income could be reduced. Any material litigation regarding Abbott's patents and trademarks is described in the section captioned "Legal Proceedings."

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

        To remain competitive, Abbott must continue to launch new products and technologies. To accomplish this, Abbott commits substantial efforts, funds, and other resources to research and development. A risk of failure is inherent in the research and development of new products and technologies. Abbott must make ongoing substantial expenditures without any assurance that its efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested.

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

        The manufacture of many of Abbott's products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, single suppliers are currently used for certain products and materials. If problems arise during the production of a lot or batch of product, those products may have to be discarded. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other lots, batches or products. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott's revenues and profitability.

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

        Although Abbott's financial statements are denominated in U.S. dollars, a significant portion of Abbott's revenues and costs are realized in other currencies. Sales outside of the United States in 2017 made up approximately 65 percent of Abbott's net sales. Abbott's profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott's assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

        Information on the impact of foreign exchange rates on Abbott's financial results is contained in the "Financial Review — Results of Operations" section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott's 2017 Form 10-K. Information on Abbott's hedging arrangements is contained in Note 11 to the consolidated financial statements in this report.

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

        Abbott's business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2017 made up approximately 65 percent of Abbott's net sales. Additional risks associated with Abbott's international operations include:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2017, Abbott owned or leased properties totaling approximately 42 million square feet in 81 countries, of which approximately 70% is owned by Abbott. Abbott's principal corporate offices are located in Illinois and are owned by Abbott.

        Abbott operates 100 manufacturing facilities in 32 countries. Abbott's facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott's reportable segments as follows:

Reportable Segments	Manufacturing Sites
Cardiovascular and Neuromodulation Products	25
Diagnostic Products	28
Established Pharmaceutical Products	31
Nutritional Products	14
Non-Reportable	2

Worldwide Total	100

        Abbott's research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries including China, Colombia, India, Singapore, Spain, and the United Kingdom.

        There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations, including (as of January 31, 2018) those described below. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

        In March 2017, the U.S. Environmental Protection Agency (EPA) issued a letter to Alere Toxicology Services, Inc.'s Austin, Texas facility identifying potential violations of the Resources Conservation and Recovery Act and associated regulations. In November 2017, Alere Toxicology Services, Inc. reached an agreement with the EPA and agreed to pay a civil penalty of $186,225.

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

        Abbott's executive officers, their ages as of February 16, 2018, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 62

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Hubert L. Allen, 52

  2013 to present — Executive Vice President, General Counsel and Secretary.

  Elected Corporate Officer — 2012.

Brian J. Blaser, 53

  2012 to present — Executive Vice President, Diagnostics Products.

  Elected Corporate Officer — 2008.

John M. Capek, 56

  2015 to present — Executive Vice President, Ventures.

  2007 to 2015 — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Robert B. Ford, 44

  2015 to present — Executive Vice President, Medical Devices.

  2014 to 2015 — Senior Vice President, Diabetes Care.

  2008 to 2014 — Vice President, Diabetes Care, Commercial Operations.

  Elected Corporate Officer — 2008.

Stephen R. Fussell, 60

  2013 to present — Executive Vice President, Human Resources.

  2005 to 2013 — Senior Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Andrew H. Lane, 47

  2017 to present — Executive Vice President, Established Pharmaceuticals.

  2015 to 2017 — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2014 to 2015 — Divisional Vice President, Established Pharmaceuticals, Asia Pacific.

  2011 to 2014 — Vice President, Asia Pacific, Takeda Pharmaceutical Company Limited (a Japanese pharmaceutical company).

  Elected Corporate Officer — 2015.

Daniel Salvadori, 39

  2017 to present — Executive Vice President, Nutritional Products.

  2014 to 2017 — Senior Vice President, Established Pharmaceuticals, Latin America.

  2013 to 2014 — Chief Executive Officer, Latin America, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  2012 to 2013 — Executive President, Complex Therapeutics Division, CFR Pharmaceuticals S.A.

  Elected Corporate Officer — 2014.

Brian B. Yoor, 48

  2017 to present — Executive Vice President, Finance and Chief Financial Officer.

  2015 to 2017 — Senior Vice President, Finance and Chief Financial Officer.

  2013 to 2015 — Vice President, Investor Relations.

  2010 to 2013 — Divisional Vice President, Controller, Diagnostics.

  Elected Corporate Officer — 2013.

Roger M. Bird, 61

  2015 to present — Senior Vice President, U.S. Nutrition.

  2009 to 2015 — Divisional Vice President and General Manager, China and Hong Kong, Nutritional Products.

  Elected Corporate Officer — 2015.

Sharon J. Bracken, 47

  2017 to present — Senior Vice President, Rapid Diagnostics.

  2013 to 2017 — Vice President, Diagnostics, Abbott Point of Care.

  2010 to 2013 — Divisional Vice President, ADD Global Operations.

  Elected Corporate Officer — 2013.

Charles R. Brynelsen, 61

  2017 to present — Senior Vice President, Abbott Vascular.

  2016 to 2017 — Managing Director, CB Business Advisors, Inc. (a medical device consulting firm).

  2015 to 2016 — Senior Vice President and President, Medtronic Early Technologies, Medtronic plc (a global medical device company).

  2013 to 2015 — President, Early Technologies, Covidien plc (a global healthcare products company).

  Elected Corporate Officer — 2017.

Jaime Contreras, 61

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  2008 to 2013 — Vice President, Diagnostics, Global Commercial Operations.

  Elected Corporate Officer — 2003.

Joseph Manning, 49

  2017 to present — Senior Vice President, International Nutrition.

  2015 to 2017 — Vice President, Nutrition, Asia Pacific.

  2014 to 2015 — General Manager, Indonesia, Nutritional Products.

  2009 to 2014 — General Manager, Russia, Nutritional Products.

  Elected Corporate Officer — 2015.

Michael J. Pederson, 56

  2017 to present — Senior Vice President, CRM and AF/EP.

  2015 to 2017 — Divisional Vice President and General Manager, Abbott Electrophysiology.

  2011 to 2015 — Chief Executive Officer, VytronUS, Inc. (a medical device company focused on developing electrophysiology technologies).

  Elected Corporate Officer — 2017.

Sean Shrimpton, 51

  2017 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2015 to 2017 — Divisional Vice President, Asia Pacific, Established Pharmaceuticals.

  2013 to 2015 — General Manager, Balkans, Takeda Pharmaceuticals (a Japanese pharmaceutical company).

  2011 to 2013 — Vice President Business Operations, South Asia Head of Commercial Operations, Philippines, Malaysia, Singapore, Takeda Pharmaceuticals.

  Elected Corporate Officer — 2017.

Jared L. Watkin, 50

  2015 to present — Senior Vice President, Diabetes Care.

  2010 to 2015 — Divisional Vice President, Technical Operations, Diabetes Care.

  Elected Corporate Officer — 2015.

Alejandro D. Wellisch, 43

  2017 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

  2014 to 2017 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, Established Pharmaceuticals.

  2012 to 2014 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  Elected Corporate Officer — 2017.

Robert E. Funck, 56

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

	Market Price Per Share
	2017		2016
	high	low	high	low
First Quarter	$45.84	$38.34	$44.05	$36.00
Second Quarter	49.59	42.31	44.58	36.76
Third Quarter	54.80	47.83	45.79	39.16
Fourth Quarter	57.77	53.20	43.78	37.38

Shareholders

        There were 44,581 shareholders of record of Abbott common shares as of December 31, 2017.

Dividends

        Abbott declared quarterly dividends of $0.265 per share on common shares in the first, second, and third quarters of 2017. In the fourth quarter of 2017, Abbott declared a quarterly dividend of $0.280 per share on common shares.

        Abbott declared quarterly dividends of $0.26 per share on common shares in the first, second, and third quarters of 2016. In the fourth quarter of 2016, Abbott declared a quarterly dividend of $0.265 per share on common shares.

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2017.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 — October 31, 2017	1,489	(1)	$53.610	0	$925,131,209	(2)
November 1, 2017 — November 30, 2017	15,876	(1)	$54.740	0	$925,131,209	(2)
December 1, 2017 — December 31, 2017	12,126	(1)	$55.636	0	$925,131,209	(2)
Total	29,491	(1)	$55.051	0	$925,131,209	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 1,489 in October, 1,568 in November, and 1,146 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 14,308 in November, and 10,980 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2017	2016	2015	2014	2013
Net sales (1)	$27,390	$20,853	$20,405	$20,247	$19,657
Earnings from continuing operations (1)	353	1,063	2,606	1,721	1,988
Net earnings	477	1,400	4,423	2,284	2,576
Basic earnings per common share from continuing operations (1)	0.20	0.71	1.73	1.13	1.27
Basic earnings per common share	0.27	0.94	2.94	1.50	1.64
Diluted earnings per common share from continuing operations (1)	0.20	0.71	1.72	1.12	1.26
Diluted earnings per common share	0.27	0.94	2.92	1.49	1.62
Total assets	76,250	52,666	41,247	41,207	42,937
Long-term debt, including current portion	27,718	20,684	5,874	3,448	3,381
Cash dividends declared per common share	1.075	1.045	0.98	0.90	0.64

(1)
Amounts reflect Abbott's developed markets branded generics pharmaceuticals, animal health and former research-based pharmaceuticals business as discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are nutritional products, diagnostic testing products, branded generic pharmaceuticals and cardiovascular and neuromodulation products. Sales in international markets comprise approximately 65 percent of consolidated net sales.

        On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott tendered for Alere's preferred shares for a total value of approximately $0.7 billion. In addition, approximately $3.0 billion of Alere's debt was assumed and subsequently repaid. The acquisition establishes Abbott as a leader in point of care testing, expands Abbott's global diagnostics presence and provides access to new products, channels and geographies. Abbott's Diagnostic Products reportable segment includes the results of Alere from the date of acquisition.

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.9 billion of St. Jude Medical's debt was assumed, repaid or refinanced by Abbott. The acquisition provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined business competes in nearly every area of the $30 billion cardiovascular device market, as well as in neuromodulation which treats chronic pain and movement disorders. Abbott's Cardiovascular and Neuromodulation reportable segment includes the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition.

        In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash. The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities. In 2017, Abbott recognized a pre-tax gain of $1.163 billion and an after-tax gain of $728 million related to the sale of AMO. The operating results of AMO were included in Earnings from Continuing Operations up to the date of sale as the business did not qualify for reporting as discontinued operations.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business, which was previously included in the Established Pharmaceutical Products segment, to Mylan Inc. for 110 million ordinary shares of Mylan N.V., a newly formed entity that combined Mylan's existing business with Abbott's developed markets branded generics pharmaceuticals business. Abbott retained the branded generics pharmaceuticals business and products of its Established Pharmaceutical Products segment in emerging markets. In April 2015, Abbott sold 40.25 million of its Mylan N.V. ordinary shares and in 2017, Abbott sold the remaining 69.75 million ordinary shares. Proceeds from the sale of the 110 million ordinary shares totaled $5.0 billion.

        The sales increase over the last three years was driven primarily by the 2017 acquisitions of St. Jude Medical and Alere and sales growth in the established pharmaceuticals and diagnostics businesses. In 2017, the acquisitions of St. Jude Medical and Alere, partially offset by the sale of AMO, contributed 26.5 percentage points of Abbott's total sales growth. Sales in emerging markets, which represent approximately 40 percent of total company sales, increased 13.9 percent in 2017 and 6.3 percent in 2016, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.)

        Over the last three years, Abbott's operating margin was impacted by several factors. In 2017, Abbott's operating margin decreased by approximately 900 basis points primarily due to costs associated with the acquisitions, including higher intangible amortization expense, inventory step-up amortization and integration costs, partially offset by operating margin improvement across various businesses. In 2016 and 2015, Abbott expanded its operating margin by approximately 120 basis points per year primarily due to margin improvement in the nutritional and diagnostics businesses.

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. These positive factors were offset by challenging conditions in various markets over the last three years. In 2017, the nutritionals business experienced growth in the U.S. due to above-market performance in Abbott's infant and toddler brands, including PediaSure®, Pedialyte® and Similac®. Increased 2017 sales in China and India were partially offset by challenging market conditions in the infant formula market in various emerging markets. With respect to the profitability of the nutritional products business, manufacturing and distribution process changes, as well as other cost reductions drove margin improvements across the business over the last three years although such improvements were offset by increased commodity costs in 2017. The decrease in operating margins for this business from 25.0 percent of sales in 2015 to 22.9 percent in 2017 was almost entirely due to the negative impact of foreign exchange.

        In Abbott's worldwide diagnostics business, sales growth over the last three years reflected the acquisition of Alere in October of 2017, as well as continued market penetration by the Core Laboratory business in the U.S. and China, and growth in other emerging markets. In addition, the Point of Care diagnostics business experienced sales growth led by the continued adoption of Abbott's i-STAT® handheld system. Worldwide diagnostic sales increased 16.7 percent in 2017 and 5.5 percent in 2016, excluding the impact of foreign exchange. Excluding the impact of the Alere acquisition, as well as the impact of foreign exchange, sales in the Diagnostics Products segment increased 5.5 percent in 2017. In 2017, Abbott continued the international roll-out of its recently launched Alinity systems for the core laboratory, including "Alinity c" for clinical chemistry, "Alinity i" for immunoassay diagnostics and "Alinity s" for blood and plasma screening. In the fourth quarter of 2017, Abbott received FDA approval in the U.S. for the "Alinity c" and "Alinity i" instruments for clinical chemistry and immunoassay diagnostics. Alinity is an integrated family of next-generation diagnostic systems and solutions which are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results.

        Margin improvement continued to be a key focus for the diagnostics business in 2017 although such improvements were partially offset by the negative impact of foreign exchange. Operating margins increased from 25.2 percent of sales in 2015 to 26.1 percent in 2017 as the business continued to execute on efficiency initiatives in the manufacturing and supply chain functions.

        The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets after the sale of its developed markets business to Mylan on February 27, 2015. Excluding the impact of foreign exchange, Established Pharmaceutical sales from continuing operations increased 9.5 percent in 2017 and 10.5 percent in 2016. The sales increase in 2017 was driven by double-digit growth in China and various countries in Latin America. Operating margins increased from 17.7 percent of sales in 2015 to 19.8 percent in 2017.

        Since the beginning of the first quarter of 2017, the results of Abbott's Cardiovascular and Neuromodulation Products segment includes Abbott's historical Vascular Products segment and

St. Jude Medical from the date of acquisition. Excluding the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment increased 207.4 percent in 2017 and 4.5 percent in 2016. The sales increase in 2017 was driven by the acquisition of St. Jude Medical. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment were essentially unchanged in 2017 versus the prior year. In 2017, higher Structural Heart and endovascular sales were offset by lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement. In 2016, sales growth was driven by double-digit growth in Abbott's sales of its MitraClip structural heart device for the treatment of mitral regurgitation, as well as endovascular franchise sales growth. These increases were partially offset by pricing pressures primarily related to drug-eluting stents (DES) and lower market share for Abbott's XIENCE DES franchise in certain geographies. In 2017, operating earnings for this segment increased over 160 percent; the operating margin profile declined from 38.0 percent of sales in 2015 to 30.5 percent in 2017 primarily due to the mix of business resulting from the acquisition of St. Jude Medical and ongoing pricing pressures in the coronary business.

        In 2017, Abbott obtained regulatory approval for various products in addition to the approvals described above in the diagnostics business. In its Cardiovascular and Neuromodulation Products segment, Abbott received U.S. FDA approvals for magnetic resonance (MR) conditional labeling across its full suite of pacemaker, implantable cardioverter defibrillator (ICD), and cardiac resynchronization therapy defibrillator (CRT-D) devices. Abbott announced CE Mark and received U.S. FDA clearance for its Confirm Rx Insertable Cardiac Monitor (ICM), the first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias. Abbott received U.S. FDA approval for its HeartMate 3 system, which helps a weak heart pump blood through the body for advanced heart failure patients in need of short-term hemodynamic support (bridge-to-transplant or bridge to myocardial recovery). Abbott obtained CE Mark for its XIENCE Sierra product, which is the next generation of its drug-eluting coronary stent system. In its diabetes business, Abbott received U.S. FDA approval for its FreeStyle Libre system, which is the only continuous glucose monitoring system that does not require any user calibration.

        Abbott's short- and long-term debt totaled $27.9 billion and $22.0 billion at December 31, 2017 and 2016, respectively. At December 31, 2017, Abbott's long-term debt rating was BBB by Standard and Poor's Corporation and Baa3 by Moody's Investors Service (Moody's). In February 2018, Moody's raised Abbott's rating to Baa2 with a positive outlook. Abbott is committed to reducing its debt levels following the recent acquisitions of St. Jude Medical and Alere. In January 2018, Abbott repaid $3.95 billion of debt and anticipates additional debt repayments throughout 2018. On February 16, 2018, the board of directors authorized the additional redemption of up to $5 billion of currently outstanding long-term notes.

        In the first quarter of 2017, as part of the acquisition of St. Jude Medical, Abbott assumed outstanding debt previously issued by St. Jude Medical. Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of: $473.8 million of 2.00% Senior Notes due 2018; $483.7 million of 2.80% Senior Notes due 2020; $818.4 million of 3.25% Senior Notes due 2023; $490.7 million of 3.875% Senior Notes due 2025; and $639.1 million of 4.75% Senior Notes due 2043. Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remain outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt. In addition, during the first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

        On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under a 120-day senior unsecured bridge term loan facility. This facility was repaid during the first quarter of 2017. In 2017, Abbott also issued 364-day yen-denominated debt, of which $195 million was outstanding at December 31, 2017. Abbott also paid off a $479 million yen-denominated short-term borrowing during the year.

        On July 31, 2017, Abbott entered into a 5-year term loan agreement that allowed Abbott to borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere. On October 3, 2017, Abbott borrowed $2.8 billion under this term loan agreement to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. Borrowings under the term loan bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Abbott paid off this term loan on January 5, 2018.

        On October 3, 2017, Abbott borrowed $1.7 billion under its lines of credit. Proceeds from such borrowing were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. The $1.7 billion borrowing was payable on July 10, 2019 and bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. In the fourth quarter of 2017, Abbott paid off $550 million on the revolving loan. Abbott paid off the remaining balance on this revolving loan on January 5, 2018.

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

        Abbott declared dividends of $1.075 per share in 2017 compared to $1.045 per share in 2016, an increase of approximately 3%. Dividends paid were $1.849 billion in 2017 compared to $1.539 billion in 2016. The year-over-year change in dividends reflects the impact of the increase in the dividend rate and the additional shares issued to finance the St. Jude Medical acquisition. In December 2017, Abbott increased the company's quarterly dividend by approximately 6% to $0.280 per share from $0.265 per share, effective with the dividend paid in February 2018.

        In 2018, Abbott will focus on integrating Alere and paying down debt, as well as several other key initiatives. The focus of the integration will be to create an organization that expands Abbott's diagnostics business into new products, channels and geographies. In the cardiovascular and neuromodulation business, Abbott will continue to build its product portfolio and focus on obtaining product approvals across numerous countries.

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

Critical Accounting Policies

        Sales Rebates —  In 2017, approximately 43 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2017 are in the Nutritional Products and Diabetes Care segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2017, 2016 and 2015 amounted to approximately $2.8 billion, $2.5 billion and $2.2 billion, respectively, or 20.5 percent, 22.9 percent and 21.6 percent of gross sales, respectively, based on gross sales of approximately $13.9 billion, $10.7 billion and $10.3 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $139 million in 2017. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $199 million, $160 million and $124 million for cash discounts in 2017, 2016 and 2015, respectively, and $204 million, $242 million and $238 million for returns in 2017, 2016 and 2015, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the level of inventory in the distribution channel. Management has access to several large customers' inventory management data, and for other customers, utilizes data from a third party that measures time on the retail shelf. These sources allow management to make reliable estimates of inventory in the distribution channel. Except for a transition period before or after a change in the supplier for the WIC business in a state, inventory in the distribution channel does not vary substantially. Management also estimates the states' processing lag time based on claims data. In the WIC business, the state where the sale is made, which is the determining factor for the applicable price, is reliably determinable. Estimates are required for the amount of WIC sales within each state where Abbott has the WIC business. External data sources utilized for that estimate are participant data from the U.S. Department of Agriculture (USDA), which administers the WIC program, participant data from some of the states, and internally administered market research. The USDA has been making its data available for many years. Internal data includes historical redemption rates and pricing data. At December 31, 2017, Abbott had WIC business in 29 states.

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax related to the U.S. Tax Cuts and Jobs Act, or any additional outside basis differences that exist, as these amounts continue to be indefinitely reinvested in foreign operations.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2017, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $3.5 billion and $248 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 13 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2017, goodwill amounted to $24.0 billion and intangibles amounted to $21.5 billion. Amortization expense in continuing operations for intangible assets amounted to $2.0 billion in 2017, $550 million in 2016 and $601 million in 2015. There was no significant reduction of goodwill relating to impairments in 2017, 2016 and 2015.

        Litigation —  Abbott accounts for litigation losses in accordance with FASB Accounting Standards Codification No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $115 million to $160 million for its legal proceedings and environmental exposures. Accruals of approximately $135 million have been recorded at December 31, 2017 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change	2017 Business Acquisitions/ Divestitures	Price	Volume	Exchange
Total Net Sales
2017 vs. 2016	31.3	26.5	(0.6)	5.1	0.3
2016 vs. 2015	2.2	—	(1.1)	5.9	(2.6)
Total U.S.
2017 vs. 2016	49.1	46.9	(0.9)	3.1	—
2016 vs. 2015	3.4	—	(2.9)	6.3	—
Total International
2017 vs. 2016	23.3	17.3	(0.4)	6.0	0.4
2016 vs. 2015	1.6	—	(0.3)	5.7	(3.8)
Established Pharmaceutical Products Segment
2017 vs. 2016	11.1	—	2.3	7.2	1.6
2016 vs. 2015	3.7	—	3.0	7.5	(6.8)
Nutritional Products Segment
2017 vs. 2016	0.4	—	0.3	0.3	(0.2)
2016 vs. 2015	(1.1)	—	(0.4)	1.6	(2.3)
Diagnostic Products Segment
2017 vs. 2016	16.7	11.2	(1.1)	6.6	—
2016 vs. 2015	3.6	—	(1.2)	6.7	(1.9)
Cardiovascular and Neuromodulation Products Segment
2017 vs. 2016	207.7	207.2	(4.3)	4.5	0.3
2016 vs. 2015	3.7	—	(5.3)	9.8	(0.8)

        The increase in Total Net Sales in 2017 reflects the acquisitions of St. Jude Medical and Alere, as well as organic growth in the established pharmaceuticals and diagnostics businesses. The increase in 2016 reflects unit growth, partially offset by the impact of unfavorable foreign exchange. The price declines related to the Cardiovascular and Neuromodulation Products segment in 2017 and 2016 primarily reflect pricing pressure on drug eluting stents (DES) as a result of market competition in the U.S. and other major markets.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2017	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$3,307	14%	2%	12%
Other	980	3	1	2
Nutritionals —
International Pediatric Nutritionals	2,112	(4)	—	(4)
U.S. Pediatric Nutritionals	1,777	6	—	6
International Adult Nutritionals	1,782	3	(1)	4
U.S. Adult Nutritionals	1,254	(3)	—	(3)
Diagnostics —
Core Laboratory	4,063	6	—	6
Molecular	463	2	1	1
Point of Care	550	7	—	7
Rapid Diagnostics	540	n/m	n/m	n/m
Cardiovascular and Neuromodulation —
Rhythm Management	2,103	n/m	n/m	n/m
Electrophysiology	1,382	n/m	n/m	n/m
Heart Failure	643	n/m	n/m	n/m
Vascular	2,892	14	—	14
Structural Heart	1,083	208	1	207
Neuromodulation	808	n/m	n/m	n/m

n/m = Percent change is not meaningful.

(dollars in millions)	2016	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$2,912	5%	(8)%	13%
Other	947	1	(1)	2
Nutritionals —
International Pediatric Nutritionals	2,206	(7)	(4)	(3)
U.S. Pediatric Nutritionals	1,677	5	—	5
International Adult Nutritionals	1,724	—	(4)	4
U.S. Adult Nutritionals	1,292	1	—	1
Diagnostics —
Core Laboratory	3,844	4	(2)	6
Molecular	456	(2)	(1)	(1)
Point of Care	513	8	—	8
Rapid Diagnostics	—	—	—	—
Cardiovascular and Neuromodulation —
Rhythm Management	—	—	—	—
Electrophysiology	12	(17)	—	(17)
Heart Failure	—	—	—	—
Vascular	2,532	1	—	1
Structural Heart	352	35	(1)	36
Neuromodulation	—	—	—	—

Note:
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

        Total Established Pharmaceutical Products sales increased 9.5 percent in 2017 and 10.5 percent in 2016, excluding the impact of foreign exchange. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the impact of foreign exchange, total sales in these key emerging markets increased 11.9 percent in 2017 and 13.3 percent in 2016. Excluding the impact of foreign exchange, 2017 sales in several geographies including China and various countries in Latin America experienced double-digit growth. Excluding the impact of foreign exchange, sales in Established Pharmaceuticals' other emerging markets increased 2.2 percent in 2017 and increased 2.0 percent in 2016. The 2017 sales growth for Established Pharmaceuticals' other emerging markets includes the unfavorable impact of Venezuelan operations. Excluding Venezuela and the effect of foreign exchange, sales in other emerging markets increased 7.5 percent.

        Total Nutritional Products sales increased 0.6 percent in 2017 and 1.2 percent in 2016, excluding the unfavorable impact of foreign exchange. In Abbott's International Pediatric Nutritional business, the 2017 decrease in sales was driven by challenging market conditions in the infant formula market in various emerging markets, partially offset by growth in China and India. The 2017 growth in China reflects a partial recovery from the 2016 sales decline in China. The 2016 decrease in sales was driven by challenging market conditions in China, including the impact of new food safety regulations, which contributed to an oversupply of product in the market. The 2016 sales decrease in China was partially offset by strong performance in several markets across Latin America and Southeast Asia.

        The increases in U.S. Pediatric Nutritional 2017 and 2016 sales primarily reflect continued above-market performance in Abbott's infant and toddler brands, including PediaSure®, Pedialyte® and Similac®.

        Excluding the unfavorable impact of foreign exchange, the 2017 and 2016 increases in International Adult Nutritional sales are due primarily to growth in Ensure®, Abbott's market-leading complete and balanced nutrition brand, as well as volume growth in emerging markets and continued expansion of the adult nutrition category internationally. U.S. Adult Nutritional revenues decreased in 2017 due to competitive and market dynamics, while sales increased in 2016 driven by the growth of Ensure® sales.

        Total Diagnostic Products sales increased 16.7 percent in 2017 and 5.5 percent in 2016, excluding the impact of foreign exchange. The sales increase in 2017 included the acquisition of Alere, which was completed on October 3, 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the Diagnostics Products segment increased 5.5 percent primarily driven by share gains in the Core Laboratory markets globally, as well as strong performance in Point of Care led by the continued adoption of Abbott's i-STAT® handheld system. The 2016 sales increase was primarily driven by share gains in the Core Laboratory and Point of Care markets in the U.S. and internationally.

        Excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 207.4 percent in 2017 and 4.5 percent in 2016. The sales increase in 2017 was primarily driven by the acquisition of St. Jude Medical which was completed on January 4, 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the vascular business were essentially flat in 2017 versus the prior year as lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement were offset by higher Structural Heart and endovascular sales. In 2016, double-digit growth in sales of Abbott's MitraClip structural heart device for the treatment of mitral regurgitation was partially offset by lower sales of DES products. The increase in the Endovascular business was driven by higher Supera and vessel closure sales. Cardiovascular and Neuromodulation Products sales in 2016 were also favorably impacted by the resolution of previously disputed third party royalty revenue related to the prior year. Excluding this royalty impact, worldwide sales of Cardiovascular and Neuromodulation Products would have increased 3.4 percent in 2016.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2017, 2016 and 2015.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are no significant patent or license expirations in the next three years that are expected to materially affect Abbott.

        In April 2017, Abbott received a warning letter from the U.S. Food and Drug Administration (FDA) related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical. This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors. The warning letter relates to the FDA's observations from an inspection of this facility. Abbott has prepared a comprehensive plan of corrective actions which has been provided to the FDA. Execution of the plan is progressing.

Operating Earnings

        Gross profit margins were 47.7 percent of net sales in 2017, 54.1 percent in 2016 and 54.2 percent in 2015. In 2017, the decrease primarily reflects higher intangible amortization expense and inventory step-up amortization related to the St. Jude Medical and Alere acquisitions, partially offset by margin improvements in various businesses. In 2016, the unfavorable effect of foreign exchange offset continued underlying margin expansion, primarily in the Diagnostics and Nutritional segments.

        Research and development expense was $2.235 billion in 2017, $1.422 billion in 2016, and $1.405 billion in 2015 and represented a 57.2 percent increase in 2017, and a 1.2 percent increase in 2016. The 2017 increase in research and development expenses was primarily due to the acquisition of the St. Jude Medical business. The 2016 increase in research and development expenses was primarily due to higher spending on various projects and the impairment of an in-process research and development asset related to a non-reportable segment, partially offset by lower restructuring costs in 2016. In 2017, research and development expenditures totaled $526 million for the Diagnostics Products segment, $967 million for the Cardiovascular and Neuromodulation Products segment, $195 million for the Nutritional Products segment, and $164 million for the Established Pharmaceutical Products segment.

        Selling, general and administrative expenses increased 36.6 percent in 2017 and decreased 1.7 percent in 2016 versus the respective prior year. The 2017 increase was primarily due to the acquisition of the St. Jude Medical business, as well as the incremental expenses to integrate St. Jude Medical with Abbott's existing vascular business, partially offset by the impact of cost improvement initiatives across various functions and businesses. The 2016 decrease reflects the favorable impact of foreign exchange, continued efforts to reduce back office costs, and lower restructuring charges compared to the prior year.

Business Acquisitions

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.9 billion of St. Jude Medical's debt was assumed, repaid or refinanced by Abbott. The acquisition provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined business competes in nearly every area of the cardiovascular device market, as well as in the neuromodulation market.

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

        The final allocation of the fair value of the St. Jude Medical acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$15.5
Goodwill, non-deductible	13.1
Acquired net tangible assets	3.0
Deferred income taxes recorded at acquisition	(2.7)
Net debt	(5.3)

Total final allocation of fair value	$23.6

        The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Cardiovascular and Neuromodulation Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.1 billion, inventory of approximately $1.7 billion, other current assets of $176 million, property and equipment of approximately $1.5 billion, and other long-term assets of approximately $455 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.1 billion and other non-current liabilities of approximately $870 million.

        In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation (Terumo) for approximately $1.12 billion. The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott's Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Consolidated Statement of Earnings.

        On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott tendered for Alere's preferred shares for a total value of approximately $0.7 billion. In addition, approximately $3.0 billion of Alere's debt was assumed and subsequently repaid. The acquisition establishes Abbott as a leader in point of care testing, expands Abbott's global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 10 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition.

        The preliminary allocation of the fair value of the Alere acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	4.1
Acquired net tangible assets	0.9
Deferred income taxes recorded at acquisition	(0.7)
Net debt	(2.6)
Preferred stock	(0.7)

Total preliminary allocation of fair value	$4.5

        The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Diagnostic Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $430 million, inventory of approximately $425 million, other current assets of $206 million, property and equipment of approximately $540 million, and other long-term assets of $112 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $625 million and other non-current liabilities of approximately $160 million.

        In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel). The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately six months after the close of the transaction, and contingent consideration with a maximum value of $40 million. In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million payable at the close of the transaction. Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott's agreement to acquire Alere. The sale to Quidel closed on October 6, 2017, and the sale to Siemens closed on October 31, 2017. No gain or loss on these sales was recorded in the Consolidated Statement of Earnings.

        In 2017, consolidated Abbott results include $6.5 billion of sales and a pre-tax loss of approximately $1.3 billion related to the St. Jude Medical and Alere acquisitions, including approximately $1.5 billion of intangible amortization and $907 million of inventory step-up amortization. The pre-tax loss excludes acquisition, integration and restructuring-related costs.

        If the acquisitions of St. Jude Medical and Alere had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $28.9 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $485 million in 2016. This includes amortization of approximately $940 million of inventory step-up and $1.7 billion of intangibles related to St. Jude Medical and Alere. For 2017, unaudited pro forma consolidated net sales would have been approximately $28.9 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $750 million, which includes $225 million of intangible amortization related to Alere. The unaudited pro forma consolidated net earnings from continuing operations for 2017 exclude inventory step-up amortization related to St. Jude Medical and Alere of approximately $907 million which was recorded in 2017 but included in the 2016 unaudited pro forma results as noted above. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical and Alere acquisitions been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

        On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere's Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer was subject to the satisfaction of certain conditions, including Abbott's acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equaled at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer. The tender offer expired on October 3, 2017. All conditions to the offer were satisfied and Abbott accepted for payment the 1.748 million shares of Preferred Stock that were validly tendered (and not properly withdrawn). The remaining shares were cashed out for an amount equal to the $400.00 per share liquidation preference of such shares, plus accrued but unpaid dividends, without interest. Payment for all of the shares of Preferred Stock was made in the fourth quarter of 2017.

        In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, deferred tax assets and other net assets of approximately $18 million, deferred tax liabilities of approximately $85 million, and contingent consideration of approximately $70 million. The goodwill is identifiable to the Cardiovascular and Neuromodulation Products segment. If the acquisition of Tendyne had taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Restructurings

        In 2017, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the cardiovascular and neuromodulation segment and Alere into the diagnostics segment, in order to leverage economies of scale and reduce costs. In 2017, charges of approximately $187 million, including one-time employee termination benefits were recorded, of which approximately $5 million is recorded in Cost of products sold and approximately $182 million in Selling, general and administrative expense.

        From 2014 to 2017, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee-related severance and other charges of approximately $120 million in 2017, $33 million in 2016 and $95 million in 2015. Approximately $7 million in 2017, $9 million in 2016 and $18 million in 2015 are recorded in Cost of products sold, approximately $77 million in 2017, $5 million in 2016 and $34 million in 2015 are recorded in Research and development and approximately $36 million in 2017, $19 million in 2016 and $43 million in 2015 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2017, $2 million in 2016 and $45 million in 2015 were recorded primarily for accelerated depreciation.

Interest Expense and Interest (Income)

        In 2017, interest expense increased primarily due to the $15.1 billion of debt issued in November of 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017. In 2016, interest expense increased primarily due to the amortization of bridge financing fees related to the financing of the St. Jude Medical and Alere acquisitions. Interest expense in 2016 also increased due to the $15.1 billion of debt issued in November 2016. In 2015, interest expense increased due to the issuance of $2.5 billion of long-term debt during the year.

Other (Income) Expense, net

        Other (income) expense, net, for 2017 includes a pre-tax gain of $1.163 billion on the sale of AMO to Johnson & Johnson. 2016 includes $947 million of expense to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary. 2015 includes a $207 million pretax gain on the sale of a portion of the Mylan N.V. ordinary shares received through the sale of the developed markets branded generics pharmaceuticals business and income resulting from a decrease in the fair value of contingent consideration related to a business acquisition.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 84.2 percent in 2017, 24.8 percent in 2016 and 18.1 percent in 2015.

        The Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

        In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which is included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate is provisional and includes a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities and a net benefit of approximately $10 million related to certain other impacts of the TCJA.

        The one-time transition tax is based on Abbott's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. Abbott has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. This amount may change as Abbott finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash and other specified assets. Abbott plans to elect to pay the transition tax over eight years as allowed by the TCJA.

        Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.46 billion estimate is provisional and is based on Abbott's initial analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission or the Financial Accounting Standards Board.

        In 2017, taxes on earnings from continuing operations also include $435 million of tax expense related to the gain on the sale of the AMO business.

        In 2016, taxes on earnings from continuing operations include the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the then pending sale of AMO. In 2015, taxes on earnings from continuing operations include $71 million of tax expense related to gain on the disposal of shares of Mylan N.V. stock. The 2015 effective tax rate includes the impact of the R&D tax credit that was made permanent in the U.S. by the Protecting Americans from Tax Hikes Act of 2015.

        Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore. Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions. See Note 14 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

        Earnings from discontinued operations, net of tax, in 2017 and 2016 reflect the recognition of $109 million and $325 million, respectively, of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. 2015 tax expense related to discontinued operations includes $667 million of tax expense on certain current-year income earned outside of the U.S. that were not designated as permanently reinvested overseas.

Discontinued Operations

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. At the date of the closing, the 110 million Mylan N.V. ordinary shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the close of this transaction, Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan provided various back office support services to each other on an interim transitional basis for up to 2 years. Certain services were extended for an additional five to ten months. Charges by Abbott under this transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transitional support does not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

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

        On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business. In 2017, 2016 and 2015, discontinued operations include a favorable adjustment to tax expense of $109 million, $318 million and $3 million, respectively, as a result of the resolution of various tax positions pertaining to AbbVie's operations.

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses, as well as the income tax benefit related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2017	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$256
AbbVie	—	—	—

Total	$—	$—	$256

Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$15	$(4)	$13
AbbVie	—	—	—

Total	$15	$(4)	$13

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$15	$3	$62
AbbVie	109	318	3

Total	$124	$321	$65

Assets and Liabilities Held for Disposition

        In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017. Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO. The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations. For 2017, 2016 and 2015, the AMO earnings (losses) before taxes included in Abbott's consolidated earnings were $(18) million, $30 million and $64 million, respectively. Assets and liabilities of AMO were classified as held for disposition in Abbott's Consolidated Balance Sheet as of December 31, 2016.

        As discussed in the Business Acquisitions section, in conjunction with the acquisition of Alere, Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel. The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries. Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets. The assets and liabilities presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2017, primarily relate to the businesses sold to Quidel.

        The following is a summary of the assets and liabilities held for disposition as of December 31, 2017 and 2016:

(in millions)	December 31, 2017	December 31, 2016
Trade receivables, net	$12	$222
Total inventories	8	240
Prepaid expenses and other current assets	—	51

Current assets held for disposition	20	513

Net property and equipment	56	247
Intangible assets, net of amortization	18	529
Goodwill	102	1,966
Deferred income taxes and other assets	—	11

Non-current assets held for disposition	176	2,753

Total assets held for disposition	$196	$3,266

Trade accounts payable	$—	$71
Salaries, wages, commissions and other accrued liabilities	—	174

Current liabilities held for disposition	—	245
Post-employment obligations, deferred income taxes and other long-term liabilities	—	59

Total liabilities held for disposition	$—	$304

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

        In the Cardiovascular and Neuromodulation segment, the research and development process begins with research on a specific technology that is evaluated for feasibility and commercial viability. If the research program passes that hurdle, it moves forward into development. The development process includes evaluation, selection and qualification of a product design, completion of applicable clinical trials to test the product's safety and efficacy, and validation of the manufacturing process to demonstrate its repeatability and ability to consistently meet pre-determined specifications.

        Similar to the diagnostic products discussed above, in the U.S., cardiovascular and neuromodulation products are classified as Class I, II, or III. Most of Abbott's cardiovascular and neuromodulation products are classified as Class II devices that follow the 510(k) regulatory process or Class III devices that are subject to the PMA process.

        In the EU, cardiovascular and neuromodulation products are also categorized into different classes and the regulatory process, which is governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class. Each product must bear a CE mark to show compliance with the Directive. Some products require submission of a design dossier to the appropriate regulatory authority for review and approval prior to CE marking of the device. For other products, the company is required to prepare a technical file which includes testing results and clinical evaluations but can self-certify its ability to apply the CE mark to the product. Outside the U.S. and the EU, the regulatory requirements vary across different countries and regions.

        After approval and commercial launch of some cardiovascular and neuromodulation products, post-market trials may be conducted either due to a conditional requirement of the regulatory market approval or with the objective of proving product superiority.

        In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) and the In Vitro Diagnostic Regulation (IVDR) which replace the existing directives in the EU for medical devices and in vitro diagnostic products. The MDR and IVDR will apply after a three-year and five-year transition period, respectively, and will impose additional regulatory requirements on manufacturers of such products.

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

Areas of Focus

        In 2018 and beyond, Abbott's significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott focuses on building country-specific portfolios made up of high-quality medicines that meet the needs of people in emerging markets. More than 400 development projects are active for one or several emerging markets. Over the next several years, Abbott plans to expand its product portfolio in key therapeutic areas with the aim of being among the first to launch new off-patent and differentiated medicines. In addition, Abbott continues to expand existing brands into new markets, implement product enhancements that provide value to patients and acquire strategic products and technology through licensing activities. Abbott is also actively working on the further development of several key brands such as Creon, Duphaston, Duphalac and Influvac. Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.

Cardiovascular and Neuromodulation — Abbott's research and development programs focus on:

  •
  Cardiac Rhythm Management — Development of next-generation rhythm management technologies, including enhanced patient engagement and expanded magnetic resonance (MR)-compatibility.

  •
  Heart Failure — Continued enhancements to Abbott's left ventricular assist systems and pulmonary artery heart failure system, including enhanced connectivity, user-interfaces and remote patient monitoring.

  •
  Electrophysiology — Development of next-generation technologies in the areas of ablation, diagnostic, mapping and visualization and recording and monitoring.

  •
  Vascular — Development of next-generation technologies for use in coronary and peripheral vascular procedures.

  •
  Structural Heart — Development of minimally-invasive devices for the repair and replacement of heart valves and other structural heart conditions.

  •
  Neuromodulation — Development of next-generation technologies with unique wave forms, enhanced patient and physician engagement and expanded MR-compatibility to treat chronic pain, movement disorders and other indications.

Diabetes Care — Develop enhancements and additional indications for the FreeStyle Libre continuous glucose monitoring system to help patients improve their ability to manage diabetes.

Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood screening, immunoassay, clinical chemistry and hematology systems, along with assays in various areas including infectious disease, cardiac care, metabolics, oncology, as well as informatics and automation solutions to increase efficiency in laboratories.

Molecular Diagnostics — Several new molecular in vitro diagnostic (IVD) products and a next generation instrument system are in various stages of development and launch.

Rapid Diagnostics — Abbott's research and development programs focus on the development of diagnostic products for cardiometabolic disease, infectious disease and toxicology.

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

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2017 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully complete each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of pharmaceutical, medical device and diagnostic products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is expected to approximate 7.5 percent of total Abbott sales in 2018. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

        At December 31, 2017, goodwill recorded as a result of business combinations totaled $24.0 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $5.6 billion, $3.2 billion and $3.0 billion in 2017, 2016 and 2015, respectively. The increase in Net cash from operating activities in 2017 was primarily due to the favorable impact of improved working capital management, the acquisition of the St. Jude Medical businesses, and higher segment operating earnings. The increase in Net cash from operating activities in 2016 reflects additional focus on the management of working capital. The income tax component of operating cash flow in 2017 includes the 2017 non-cash impact of $1.46 billion of net tax expense related to the estimated impact of U.S. tax reform. The income tax component of operating cash flow in 2016 and 2015 includes $550 million and $70 million, respectively, of non-cash tax benefits primarily related to the favorable resolution of various tax positions pertaining to prior years; 2015 reflects the non-cash impact of approximately $1.1 billion of tax expense associated with the gain on sale of businesses.

        The foreign currency loss related to Venezuela reduced Abbott's cash by approximately $410 million in 2016 and is included in the Effect of exchange rate changes on cash and cash equivalents line within the Consolidated Statement of Cash Flows. Future fluctuations in the strength of the U.S. dollar against foreign currencies are not expected to materially impact Abbott's liquidity.

        While a significant portion of Abbott's cash and cash equivalents at December 31, 2017, are reinvested in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. Due to the enactment of the TCJA, if these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.

        Abbott funded $645 million in 2017, $582 million in 2016 and $579 million in 2015 to defined benefit pension plans. Abbott expects pension funding of approximately $114 million in 2018 for its pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2017, Abbott's long-term debt rating was BBB by Standard & Poor's Corporation and Baa3 by Moody's Investors Service (Moody's). In February 2018, Moody's raised Abbott's rating to Baa2 with a positive outlook. Abbott expects to maintain an investment grade rating. Abbott is committed to reducing its debt levels following the recent acquisitions of St. Jude Medical and Alere. On February 16, 2018, the board of directors authorized the redemption of up to $5 billion of currently outstanding long-term notes in addition to the $3.95 billion repaid in January 2018 discussed below.

        Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2019. These lines of credit are part of a 2014 revolving credit agreement that provides Abbott with the ability to borrow up to $5 billion on an unsecured basis. Prior to October 3, 2017, no amounts were previously drawn under the revolving credit agreement. On October 3, 2017, in connection with the Alere acquisition, Abbott borrowed $1.7 billion under these lines of credit. These borrowings were due to be repaid in July 2019 and bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. In the fourth quarter of 2017, Abbott paid off $550 million of these borrowings. On January 5, 2018, Abbott paid off the remaining balance under these lines of credit ahead of the 2019 due date.

        On July 31, 2017, Abbott entered into a 5-year term loan agreement that allowed Abbott to borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere. On October 3, 2017, Abbott borrowed $2.8 billion under this term loan agreement to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. Borrowings under the term loan bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Abbott paid off this term loan on January 5, 2018, ahead of its 2022 due date.

        In the fourth quarter of 2017, in conjunction with the acquisition of Alere, Abbott assumed and subsequently repaid $3.0 billion of Alere's debt. In 2017, Abbott also paid off a $479 million yen-denominated short-term borrowing during the year and issued 364-day yen-denominated debt, of which $195 million was outstanding at December 31, 2017.

        In the first quarter of 2017, as part of the acquisition of St. Jude Medical, Abbott assumed outstanding debt previously issued by St. Jude Medical. Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of: $473.8 million of 2.00% Senior Notes due 2018; $483.7 million of 2.80% Senior Notes due 2020;

$818.4 million of 3.25% Senior Notes due 2023; $490.7 million of 3.875% Senior Notes due 2025; and $639.1 million of 4.75% Senior Notes due 2043. Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remain outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt. In addition, during the first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

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

        In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion, comprised of $15.2 billion for a 364-day bridge loan and $2.0 billion for a 120-day bridge loan to provide financing for the acquisition of St. Jude Medical. The $15.2 billion component of the commitment terminated in November 2016 when Abbott issued the $15.1 billion of long-term debt. In December 2016, Abbott formalized the $2.0 billion component and entered into a 120-day bridge term loan facility that provided Abbott the ability to borrow up to $2.0 billion on an unsecured basis to partially fund the St. Jude Medical acquisition. On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under the 120-day senior unsecured bridge term loan facility. This facility was repaid during the first quarter of 2017.

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

        Abbott declared dividends of $1.075 per share in 2017 compared to $1.045 per share in 2016, an increase of approximately 3%. Dividends paid were $1.849 billion in 2017 compared to $1.539 billion in 2016. The year-over-year change in dividends reflects the impact of the increase in the dividend rate and the additional shares issued to finance the St. Jude Medical acquisition.

Working Capital

        Working capital was $11.2 billion at December 31, 2017 and $20.1 billion at December 31, 2016. The decrease in working capital in 2017 was due to a $9.2 billion decrease in cash and cash equivalents. Approximately $13.6 billion of the $18.6 billion in cash and cash equivalents at December 31, 2016 was used to fund the cash portion of the acquisition of St. Jude Medical on January 4, 2017.

        Abbott monitors the credit worthiness of customers and establishes an allowance against a trade receivable when it is probable that the balance will not be collected. In addition to closely monitoring economic conditions and budgetary and other fiscal developments, Abbott regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. Abbott also monitors the potential for and periodically has utilized factoring arrangements to mitigate credit risk although the receivables included in such arrangements have historically not been a material amount of total outstanding receivables.

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

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter. As of December 31, 2017, Abbott's investment in its Venezuelan operations was not significant. As a result, any additional future foreign currency losses related to Venezuela would not be material.

Capital Expenditures

        Capital expenditures of $1.1 billion in 2017, 2016 and 2015 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2017.

	Payments Due By Period
	Total	2018	2019-2020	2021-2022	2023 and Thereafter
	(in millions)
Long-term debt, including current maturities (a)	$27,970	$508	$6,802	$6,404	$14,256
Interest on debt obligations (a)	12,107	1,013	1,773	1,488	7,833
Operating lease obligations	1,141	223	317	196	405
Capitalized auto lease obligations	37	12	25	—	—
Purchase commitments (b)	2,242	2,081	124	29	8
Other long-term liabilities (c)	3,997	—	1,439	973	1,585

Total (d)	$47,494	$3,837	$10,480	$9,090	$24,087

(a)
Amounts reported represent contractual obligations as of December 31, 2017. On January 5, 2018, Abbott repaid long term debt of $1.15 billion due July 10, 2019 and $2.80 billion due November 3, 2022, which reduces future interest obligations on this debt by approximately $475 million over the term of the debt.

(b)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(c)
Other long-term liabilities include the estimated payments for the transition tax under the TCJA, net of applicable credits.

(d)
Net unrecognized tax benefits totaling approximately $835 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 14 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other post-employment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and post-retirement plans, including funding matters is included in Note 13 — Post-employment Benefits.

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

        In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost will continue to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. The standard becomes effective for Abbott beginning in the first quarter of 2018. When the change in the presentation of the components of pension cost is applied retrospectively to Abbott's 2017 operating results, approximately $160 million of net pension-related income will be moved from the operating lines of the Consolidated Statement of Earnings to non-operating income.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. The standard becomes effective for Abbott beginning in the first quarter of 2018. Abbott does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.

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

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The standard becomes effective for Abbott beginning in the first quarter of 2018. Abbott does not expect the adoption of the new standard to have a material impact on its consolidated financial statements.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott's revenues are primarily comprised of product sales. Abbott completed a thorough evaluation of the new standard including a detailed review of Abbott's revenue streams and contracts. Abbott does not expect the adoption of the new standard to have a material impact on its consolidated financial statements. Abbott will use the modified retrospective method to adopt this standard.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        The fair value of the available-for-sale equity securities held by Abbott was approximately $11 million and $2.7 billion as of December 31, 2017 and 2016, respectively. The year-over-year decrease is primarily due to sale of the remaining ordinary shares of Mylan N.V. that Abbott received in the sale of its developed markets branded generics pharmaceuticals business. As of December 31, 2017, Abbott no longer held an ownership interest in Mylan N.V. All available-for-sale equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2017 by approximately $2 million. Abbott monitors these investments for other than temporary declines in fair value, and charges impairment losses to income when an other than temporary decline in fair value occurs. Abbott also holds $363 million of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan. These investments are classified as trading securities.

Non-Publicly Traded Equity Securities

        Abbott holds equity securities from strategic technology acquisitions that are not traded on public stock exchanges. The carrying value of these investments was approximately $263 million and $151 million as of December 31, 2017 and 2016, respectively. No individual investment is recorded at a value in excess of $67 million. Abbott monitors these investments for other than temporary declines in market value, and charges impairment losses to income when an other than temporary decline in estimated fair value occurs.

Interest Rate Sensitive Financial Instruments

        At December 31, 2017 and 2016, Abbott had interest rate hedge contracts totaling $4.0 billion and $5.5 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2017 and 2016 amounted to $29.0 billion and $21.1 billion, respectively (average interest rates of 3.6% and 3.8% as of December 31, 2017 and 2016, respectively) with maturities through 2046. At December 31, 2017 and 2016, the fair value of current and long-term investment securities amounted to approximately $1.1 billion and $3.1 billion, respectively. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2017 and 2016, Abbott held $3.3 billion and $2.6 billion, respectively, of such contracts. Contracts held at December 31, 2017 will mature in 2018 or 2019 depending upon the contract. Contracts held at December 31, 2016 matured in 2017 or will mature in 2018 depending upon the contract. At December 31, 2016, $107 million of the notional amount related to AMO, a business that was divested in the first quarter of 2017.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2017 and 2016, Abbott held $20.1 billion and $14.9 billion, respectively, of such contracts, which generally mature in the next twelve months. At December 31, 2016, $1.2 billion of the contracts related to AMO, a business that was divested in the first quarter of 2017.

        In March 2017, Abbott repaid its $479 million foreign denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary. At December 31, 2016 and 2015, the value of this short-term debt was $454 million and $439 million, respectively, and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2017 and 2016:

	2017			2016
	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
	(dollars in millions)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$16,877	1.1861	$(24)	$11,110	1.0570	$28
British Pound	609	1.3300	(5)	514	1.2817	15
Japanese Yen	1,109	110.5370	15	1,024	110.6955	44
Canadian Dollar	597	1.2799	(4)	639	1.3378	3
All other currencies	4,245	N/A	(49)	4,166	N/A	104

Total	$23,437		$(67)	$17,453		$194

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2017	2016	2015
Net Sales	$27,390	$20,853	$20,405

Cost of products sold, excluding amortization of intangible assets	12,337	9,024	8,747
Amortization of intangible assets	1,975	550	601
Research and development	2,235	1,422	1,405
Selling, general and administrative	9,117	6,672	6,785

Total Operating Cost and Expenses	25,664	17,668	17,538

Operating Earnings	1,726	3,185	2,867
Interest expense	904	431	163
Interest income	(124)	(99)	(105)
Net foreign exchange (gain) loss	(34)	495	(93)
Other (income) expense, net	(1,251)	945	(281)

Earnings from Continuing Operations Before Taxes	2,231	1,413	3,183
Taxes on Earnings from Continuing Operations	1,878	350	577

Earnings from Continuing Operations	353	1,063	2,606
Earnings from Discontinued Operations, net of taxes	124	321	65
Gain on sale of Discontinued Operations, net of taxes	—	16	1,752

Net Earnings from Discontinued Operations, net of taxes	124	337	1,817

Net Earnings	$477	$1,400	$4,423

Basic Earnings Per Common Share —
Continuing Operations	$0.20	$0.71	$1.73
Discontinued Operations	0.07	0.23	1.21
Net Earnings	$0.27	$0.94	$2.94
Diluted Earnings Per Common Share —
Continuing Operations	$0.20	$0.71	$1.72
Discontinued Operations	0.07	0.23	1.20
Net Earnings	$0.27	$0.94	$2.92
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,740	1,477	1,496
Dilutive Common Stock Options	9	6	10

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,749	1,483	1,506

Outstanding Common Stock Options Having No Dilutive Effect	—	5	1

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2017	2016	2015
Net Earnings	$477	$1,400	$4,423

Foreign currency translation gain (loss) adjustments	1,365	(130)	(2,013)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(61) in 2017, $(125) in 2016 and $101 in 2015	(243)	(326)	252
Unrealized gains (losses) on marketable equity securities, net of taxes of $(76) in 2017, $(28) in 2016 and $104 in 2015	64	(134)	64
Net (losses) gains on derivative instruments designated as cash flow hedges, net of taxes of $(43) in 2017, $(4) in 2016 and $(9) in 2015	(134)	(15)	(35)

Other Comprehensive Income (Loss)	1,052	(605)	(1,732)

Comprehensive Income	$1,529	$795	$2,691

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(3,452)	$(4,959)	$(4,829)
Net actuarial (losses) and prior service (cost) and credits	(2,521)	(2,284)	(1,958)
Cumulative unrealized (losses) gains on marketable equity securities	(5)	(69)	65
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(84)	49	64

Accumulated other comprehensive income (loss)	$(6,062)	$(7,263)	$(6,658)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2017	2016	2015
Cash Flow From (Used in) Operating Activities:
Net earnings	$477	$1,400	$4,423
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,046	803	871
Amortization of intangible assets	1,975	550	601
Share-based compensation	406	310	292
Impact of currency devaluation	—	480	—
Amortization of inventory step-up	907	—	—
Investing and financing (gains) losses, net	47	86	(18)
Amortization of bridge financing fees	5	165	—
Gains on sale of businesses	(1,163)	(25)	(2,840)
Mylan N.V. equity investment adjustment	—	947	—
Gain on sale of Mylan N.V. shares	(45)	—	(207)
Trade receivables	(207)	(177)	(171)
Inventories	249	(98)	(257)
Prepaid expenses and other assets	109	113	57
Trade accounts payable and other liabilities	615	(652)	(742)
Income taxes	1,149	(699)	957

Net Cash From Operating Activities	5,570	3,203	2,966

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,135)	(1,121)	(1,110)
Acquisitions of businesses and technologies, net of cash acquired	(17,183)	(80)	(235)
Proceeds from business dispositions	6,042	25	230
Proceeds from the sale of Mylan N.V. shares	2,704	—	2,290
Purchases of investment securities	(210)	(2,823)	(4,933)
Proceeds from sales of investment securities	129	3,709	4,112
Other	35	42	52

Net Cash From (Used in) Investing Activities	(9,618)	(248)	406

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	(1,034)	(1,767)	(1,281)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	6,742	14,934	2,485
Repayments of long-term debt and debt with maturities over 3 months	(8,650)	(12)	(57)
Payment of bridge financing fees	—	(170)	—
Purchase of Alere preferred stock	(710)	—	—
Acquisition and contingent consideration payments related to business acquisitions	(13)	(25)	(17)
Purchases of common shares	(117)	(522)	(2,237)
Proceeds from stock options exercised	350	248	314
Dividends paid	(1,849)	(1,539)	(1,443)

Net Cash From (Used in) Financing Activities	(5,281)	11,147	(2,236)

Effect of exchange rate changes on cash and cash equivalents	116	(483)	(198)

Net (Decrease) Increase in Cash and Cash Equivalents	(9,213)	13,619	938
Cash and Cash Equivalents, Beginning of Year	18,620	5,001	4,063

Cash and Cash Equivalents, End of Year	$9,407	$18,620	$5,001

Supplemental Cash Flow Information:
Income taxes paid	$570	$620	$631
Interest paid	917	181	166

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$9,407	$18,620
Investments, primarily bank time deposits and U.S. treasury bills	203	155
Trade receivables, less allowances of — 2017: $294; 2016: $250	5,249	3,248
Inventories:
Finished products	2,339	1,624
Work in process	472	294
Materials	790	516

Total inventories	3,601	2,434
Other prepaid expenses and receivables	1,667	1,806
Current assets held for disposition	20	513

Total Current Assets	20,147	26,776

Investments	883	2,947
Property and Equipment, at Cost:
Land	526	408
Buildings	3,613	2,602
Equipment	10,394	8,394
Construction in progress	732	962

	15,265	12,366
Less: accumulated depreciation and amortization	7,658	6,661

Net Property and Equipment	7,607	5,705

Intangible Assets, net of amortization	21,473	4,539
Goodwill	24,020	7,683
Deferred Income Taxes and Other Assets	1,944	2,263
Non-current Assets Held for Disposition	176	2,753

	$76,250	$52,666

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2017	2016
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$206	$1,322
Trade accounts payable	2,402	1,178
Salaries, wages and commissions	1,187	752
Other accrued liabilities	3,811	2,581
Dividends payable	489	391
Income taxes payable	309	188
Current portion of long-term debt	508	3
Current liabilities held for disposition	—	245

Total Current Liabilities	8,912	6,660

Long-term Debt	27,210	20,681
Post-employment obligations and other long-term liabilities	9,030	4,549
Non-current liabilities held for disposition	—	59
Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2017: 1,965,908,188; 2016: 1,707,475,455	23,206	13,027
Common shares held in treasury, at cost — Shares: 2017: 222,305,719; 2016: 234,606,250	(10,225)	(10,791)
Earnings employed in the business	23,978	25,565
Accumulated other comprehensive income (loss)	(6,062)	(7,263)

Total Abbott Shareholders' Investment	30,897	20,538
Noncontrolling Interests in Subsidiaries	201	179

Total Shareholders' Investment	31,098	20,717

	$76,250	$52,666

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2017	2016	2015
Common Shares:
Beginning of Year
Shares: 2017: 1,707,475,455; 2016: 1,702,017,390; 2015: 1,694,929,949	$13,027	$12,734	$12,383
Issued under incentive stock programs
Shares: 2017: 8,834,924; 2016: 5,458,065; 2015: 7,087,441	242	222	289
Issued for St. Jude Medical acquisition
Shares: 2017: 249,597,809	9,835	—	—
Share-based compensation	406	311	292
Issuance of restricted stock awards	(304)	(240)	(230)

End of Year
Shares: 2017: 1,965,908,188; 2016: 1,707,475,455; 2015: 1,702,017,390	$23,206	$13,027	$12,734

Common Shares Held in Treasury:
Beginning of Year
Shares: 2017: 234,606,250; 2016: 229,352,338; 2015: 186,894,515	$(10,791)	$(10,622)	$(8,678)
Issued under incentive stock programs
Shares: 2017: 8,696,320; 2016: 5,398,469; 2015: 5,381,586	400	250	250
Issued for St. Jude Medical acquisition
Shares: 2017: 3,906,848	180	—	—
Purchased
Shares: 2017: 302,637; 2016: 10,652,381; 2015: 47,839,409	(14)	(419)	(2,194)

End of Year
Shares: 2017: 222,305,719; 2016: 234,606,250; 2015: 229,352,338	$(10,225)	$(10,791)	$(10,622)

Earnings Employed in the Business:
Beginning of Year	$25,565	$25,757	$22,874
Net earnings	477	1,400	4,423
Cash dividends declared on common shares (per share — 2017: $1.075; 2016: $1.045; 2015: $0.98)	(1,947)	(1,547)	(1,464)
Effect of common and treasury share transactions	(117)	(45)	(76)

End of Year	$23,978	$25,565	$25,757

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(7,263)	$(6,658)	$(5,053)
Business dispositions / separation	149	—	127
Other comprehensive income (loss)	1,052	(605)	(1,732)

End of Year	$(6,062)	$(7,263)	$(6,658)

Noncontrolling Interests in Subsidiaries:
Beginning of Year	$179	$115	$113
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	22	64	2

End of Year	$201	$179	$115

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

        NATURE OF BUSINESS — Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products.

        CHANGES IN PRESENTATION — In September 2016, Abbott announced that it had entered into an agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson. The transaction closed in February 2017. The operating results of AMO up to the date of sale were reported as part of continuing operations as AMO did not qualify for reporting as a discontinued operation. The assets and liabilities of AMO are reported as held for disposition in Abbott's Consolidated Balance Sheet at December 31, 2016.

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for equity ownership of a newly formed entity that combined Mylan's existing business and Abbott's developed markets pharmaceuticals business. On February 10, 2015, Abbott completed the sale of its animal health business to Zoetis Inc. The historical operating results of these two businesses up to the date of sale are excluded from Earnings from Continuing Operations and are presented on the Earnings from Discontinued Operations, net of taxes line in Abbott's Consolidated Statement of Earnings. The cash flows of these businesses are included in Abbott's Consolidated Statement of Cash Flows up to the date of disposition. See Note 2 — Discontinued Operations for additional information.

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon passage of title and risk of loss to customers. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. In certain of Abbott's businesses, primarily within diagnostics and medical optics, prior to its divestiture, Abbott participates in selling arrangements that include multiple

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

deliverables (e.g., instruments, reagents, procedures, and service agreements). Under these arrangements, Abbott recognizes revenue upon delivery of the product or performance of the service and allocates the revenue based on the relative selling price of each deliverable, which is based primarily on vendor specific objective evidence. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights. Revenue from license of product rights, or for performance of research or selling activities, is recorded over the periods earned.

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and will supersede most existing revenue recognition guidance. The standard becomes effective for Abbott in the first quarter of 2018. Abbott's revenues are primarily comprised of product sales. Abbott completed a thorough evaluation of the new standard including a detailed review of Abbott's revenue streams and contracts. Abbott does not expect the adoption of the new standard to have a material impact on its consolidated financial statements. Abbott will use the modified retrospective method to adopt this standard.

        INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax related to the U.S. Tax Cuts and Jobs Act, or any additional outside basis differences that exist, as these amounts continue to be indefinitely reinvested in foreign operations. Interest and penalties on income tax obligations are included in taxes on income.

        EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2017, 2016 and 2015 were $346 million, $1.057 billion and $2.595 billion, respectively. Net earnings allocated to common shares in 2017, 2016 and 2015 were $468 million, $1.393 billion and $4.403 billion, respectively.

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

        In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. Abbott adopted the standard in the first quarter of 2017 and the following changes were made to the presentation of Abbott's financial statements:

  •
  All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, Abbott recorded the benefits to Shareholders' Investment. The tax benefit recorded in Abbott's Consolidated Statement of Earnings for 2017 was $120 million. The standard does not permit retrospective presentation of this benefit in prior years.

  •
  The tax benefit or deficiency is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities. Abbott has adopted this standard on a prospective basis and has not revised the classification of the excess tax benefit in the prior year's Consolidated Statement of Cash Flows.

        LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are recorded as incurred.

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities money market funds and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of approximately $235 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust are accounted for as trading securities. All other investments in marketable equity securities are classified as available-for-sale and are recorded at fair value with any unrealized holding gains or losses, net of tax, included in Accumulated other comprehensive income (loss). Investments in equity securities that are not traded on public stock exchanges are recorded at cost. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

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

Note 2 — Discontinued Operations

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million ordinary shares (or approximately 22%) of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets branded generics pharmaceuticals business. Mylan N.V. is publicly traded. Historically, this business was included in Abbott's Established Pharmaceutical Products segment. Abbott retained its branded generics pharmaceuticals business in emerging markets. At the date of closing, the 110 million Mylan N.V. ordinary shares that Abbott received were valued at $5.77 billion and Abbott recorded an after-tax gain on the sale of the business of approximately $1.6 billion. The shareholder agreement with Mylan N.V. includes voting and other restrictions that prevent Abbott from exercising significant influence over the operating and financial policies of Mylan N.V.

        At the close of this transaction Abbott and Mylan entered into a transition services agreement pursuant to which Abbott and Mylan provided various back office support services to each other on an interim transitional basis for up to 2 years. Certain services were extended for an additional five to ten months. Charges by Abbott under this transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the Consolidated Statement of Earnings. This transition support did not constitute significant continuing involvement in Mylan's operations. Abbott also entered into manufacturing supply agreements with Mylan related to certain products, with the supply term ranging from 3 to 10 years and requiring a 2 year notice prior to termination. The cash flows associated with these transition services and manufacturing supply agreements are not expected to be significant, and therefore, these cash flows are not direct cash flows of the disposed component under Accounting Standards Codification 205.

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

        In 2017, Abbott sold 69.75 million ordinary shares of Mylan N.V. and received $2.704 billion in proceeds. Abbott recorded a $45 million gain from the sale of these ordinary shares in 2017, which was recognized in the Other (income) expense, net line of the Consolidated Statement of Earnings. Abbott no longer has an ownership interest in Mylan N.V.

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

        The operating results of Abbott's developed markets branded generics pharmaceuticals and animal health businesses, as well as the income tax benefit related to the businesses transferred to AbbVie, which are being reported as discontinued operations are as follows:

	Year Ended December 31
(in millions)	2017	2016	2015
Net Sales
Developed markets generics pharmaceuticals and animal health businesses	$—	$—	$256
AbbVie	—	—	—

Total	$—	$—	$256

Earnings (Loss) Before Tax
Developed markets generics pharmaceuticals and animal health businesses	$15	$(4)	$13
AbbVie	—	—	—

Total	$15	$(4)	$13

Net Earnings
Developed markets generics pharmaceuticals and animal health businesses	$15	$3	$62
AbbVie	109	318	3

Total	$124	$321	$65

        The net earnings of discontinued operations include income tax benefits of $109 million in 2017, $325 million in 2016 and $52 million in 2015. The tax benefits in 2017 and 2016 primarily relate to the resolution of various tax positions related to AbbVie's operations for years prior to the separation. 2015 includes $48 million of tax benefits related to the resolution of various tax positions related to prior years.

        The sale of the developed markets branded generics pharmaceuticals and animal health business in 2015 resulted in the recognition of a pretax gain of $2.840 billion, tax expense of $1.088 billion and an after tax gain of $1.752 billion. The 2015 tax provision included $667 million of tax expense on certain prior year income earned outside the U.S. related to the developed markets branded generics pharmaceuticals businesses that were not designated as permanently reinvested overseas.

Note 3 — Assets and Liabilities Held for Disposition

        In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities. In February 2017,

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Assets and Liabilities Held for Disposition (Continued)

Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017. Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO. The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations. For 2017, 2016 and 2015, the AMO earnings (losses) before taxes included in Abbott's consolidated earnings were $(18) million, $30 million and $64 million, respectively. Assets and liabilities of AMO were classified as held for disposition in Abbott's Consolidated Balance Sheet as of December 31, 2016.

        As discussed in Note 6 — Business Acquisitions, in conjunction with the acquisition of Alere Inc. (Alere), Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel). The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries. Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets. The assets and liabilities presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2017, primarily relate to the businesses sold to Quidel.

        The following is a summary of the assets and liabilities held for disposition as of December 31, 2017 and 2016:

(in millions)	December 31, 2017	December 31, 2016
Trade receivables, net	$12	$222
Total inventories	8	240
Prepaid expenses and other current assets	—	51

Current assets held for disposition	20	513

Net property and equipment	56	247
Intangible assets, net of amortization	18	529
Goodwill	102	1,966
Deferred income taxes and other assets	—	11

Non-current assets held for disposition	176	2,753

Total assets held for disposition	$196	$3,266

Trade accounts payable	$—	$71
Salaries, wages, commissions and other accrued liabilities	—	174

Current liabilities held for disposition	—	245
Post-employment obligations, deferred income taxes and other long-term liabilities	—	59

Total liabilities held for disposition	$—	$304

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information

        Other (income) expense, net, for 2017 includes a pre-tax gain of $1.163 billion related to the sale of AMO to Jonhson & Johnson. See Note 3 — Assets and Liabilities Held for Disposition for further details. Other (income) expense, net, for 2016 includes expense of $947 million to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary. Other (income) expense, net, for 2015 primarily relates to a $207 million gain on the sale of a portion of Abbott's position in Mylan N.V. stock and $79 million of income resulting from a decrease in the fair value of contingent consideration related to a business acquisition.

        The detail of various balance sheet components is as follows:

	2017	2016
	(in millions)
Long-term Investments:
Equity securities	$797	$2,906
Other	86	41

Total	$883	$2,947

        The decrease in long-term investments relates to the sale in 2017 of the remaining ordinary shares of Mylan N.V. that Abbott held. Abbott sold 69.75 million ordinary shares of Mylan N.V. and received $2.704 billion in proceeds. Abbott recorded a $45 million pre-tax gain in 2017 related to the sale of these ordinary shares, which was recognized in the Other (income) expense, net line of the Consolidated Statement of Earnings. As of December 31, 2017, Abbott no longer has an ownership interest in Mylan N.V.

        Abbott's equity securities as of December 31, 2017, include $363 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Supplemental Financial Information (Continued)

	2017	2016
	(in millions)
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$124	$110
Accrued other rebates (a)	498	296
All other	3,189	2,175

Total	$3,811	$2,581

(a)
Accrued wholesaler chargeback rebates of $178 million and $214 million at December 31, 2017 and 2016, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	2017	2016
	(in millions)
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,169	$2,154
Deferred income taxes	2,006	356
All other (b)	4,855	2,039

Total	$9,030	$4,549

(b)
2017 includes approximately $835 million of net unrecognized tax benefits, as well as approximately $100 million of acquisition consideration payable. 2016 includes approximately $560 million of net unrecognized tax benefits, as well as approximately $130 million of acquisition consideration payable.

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

        On February 17, 2016, the Venezuelan government announced that the three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO rate is the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate is a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. Abbott is continuing to use the DICOM rate to report the results of operations and to remeasure net monetary assets for Venezuela at the end of each quarter. As of December 31, 2017, Abbott's investment in its Venezuelan operations was not significant. As a result, any additional future foreign currency losses related to Venezuela would not be material.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Accumulated Other Comprehensive Income (Loss)

        The components of the changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains (Losses) on Marketable Equity Securities	Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2015	$(4,829)	$(1,958)	$65	$64	$(6,658)

Other comprehensive income (loss) before reclassifications	(130)	(393)	(1,109)	41	(1,591)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	67	975	(56)	986

Net current period other comprehensive income (loss)	(130)	(326)	(134)	(15)	(605)

Balance at December 31, 2016	(4,959)	(2,284)	(69)	49	(7,263)

Impact of business dispositions	142	6	—	1	149

Other comprehensive income (loss) before reclassifications	1,365	(333)	182	(170)	1,044
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	90	(118)	36	8

Net current period other comprehensive income (loss)	1,365	(243)	64	(134)	1,052

Balance at December 31, 2017	$(3,452)	$(2,521)	$(5)	$(84)	$(6,062)

(a)
Reclassified amounts for foreign currency translation adjustments are recorded in the Consolidated Statement of Earnings as Net Foreign exchange (gain) loss; gains (losses) on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of product sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit plan cost — see Note 13 for additional information.

Note 6 — Business Acquisitions

        On January 4, 2017, Abbott completed the acquisition of St. Jude Medical, a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, which represented approximately 254 million shares of Abbott common stock, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, approximately $5.9 billion of St. Jude Medical's debt was assumed, repaid or refinanced by Abbott. The acquisition provides expanded opportunities for future growth and is an important part of the company's ongoing effort to develop a strong, diverse portfolio of devices, diagnostics, nutritionals and branded generic pharmaceuticals. The combined business competes in nearly every area of the cardiovascular device market, as well as in the neuromodulation market.

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

        The final allocation of the fair value of the St. Jude Medical acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$15.5
Goodwill, non-deductible	13.1
Acquired net tangible assets	3.0
Deferred income taxes recorded at acquisition	(2.7)
Net debt	(5.3)

Total final allocation of fair value	$23.6

        The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Cardiovascular and Neuromodulation Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $1.1 billion, inventory of approximately $1.7 billion, other current assets of $176 million, property and equipment of approximately $1.5 billion, and other long-term assets of approximately $455 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $1.1 billion and other non-current liabilities of approximately $870 million.

        In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation (Terumo) for approximately $1.12 billion. The sale included the St. Jude Medical Angio-Seal™ and Femoseal™ vascular closure and Abbott's Vado® Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Consolidated Statement of Earnings.

        On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott tendered for Alere's preferred shares for a total value of approximately $0.7 billion. In addition, approximately $3.0 billion of Alere's debt was assumed and subsequently repaid. The acquisition establishes Abbott as a leader in point of care testing, expands Abbott's global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 10 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition.

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

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	4.1
Acquired net tangible assets	0.9
Deferred income taxes recorded at acquisition	(0.7)
Net debt	(2.6)
Preferred stock	(0.7)

Total preliminary allocation of fair value	$4.5

        The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Diagnostic Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $430 million, inventory of approximately $425 million, other current assets of $206 million, property and equipment of approximately $540 million, and other long-term assets of $112 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $625 million and other non-current liabilities of approximately $160 million.

        In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel). The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately six months after the close of the transaction, and contingent consideration with a maximum value of $40 million. In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million payable at the close of the transaction. Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott's agreement to acquire Alere. The sale to Quidel closed on October 6, 2017, and the sale to Siemens closed on October 31, 2017. No gain or loss on these sales was recorded in the Consolidated Statement of Earnings.

        In 2017, consolidated Abbott results include $6.5 billion of sales and a pre-tax loss of approximately $1.3 billion related to the St. Jude Medical and Alere acquisitions, including approximately $1.5 billion of intangible amortization and $907 million of inventory step-up amortization. The pre-tax loss excludes acquisition, integration and restructuring-related costs.

        If the acquisitions of St. Jude Medical and Alere had occurred at the beginning of 2016, unaudited pro forma consolidated net sales would have been approximately $28.9 billion and the unaudited pro forma consolidated net loss from continuing operations would have been approximately $485 million in 2016. This includes amortization of approximately $940 million of inventory step-up and $1.7 billion of intangibles related to St. Jude Medical and Alere. For 2017, unaudited pro forma consolidated net sales would have been approximately $28.9 billion and unaudited pro forma consolidated net earnings from continuing operations would have been approximately $750 million, which includes $225 million of

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Business Acquisitions (Continued)

intangible amortization related to Alere. The unaudited pro forma consolidated net earnings from continuing operations for 2017 exclude inventory step-up amortization related to St. Jude Medical and Alere of approximately $907 million which was recorded in 2017 but included in the 2016 unaudited pro forma results as noted above. The unaudited pro forma information is not necessarily indicative of the consolidated results of operations that would have been realized had the St. Jude Medical and Alere acquisitions been completed as of the beginning of 2016, nor is it meant to be indicative of future results of operations that the combined entity will experience.

        On July 17, 2017, Abbott commenced a tender offer to purchase for cash the 1.77 million outstanding shares of Alere's Series B Convertible Perpetual Preferred Stock at a price of $402 per share, plus accrued but unpaid dividends to, but not including, the settlement date of the tender offer. This tender offer was subject to the satisfaction of certain conditions, including Abbott's acquisition of Alere and upon there being validly tendered (and not properly withdrawn) at the expiration date of the tender offer that number of shares of Preferred Stock that equaled at least a majority of the Preferred Stock issued and outstanding at the expiration of the tender offer. The tender offer expired on October 3, 2017. All conditions to the offer were satisfied and Abbott accepted for payment the 1.748 million shares of Preferred Stock that were validly tendered (and not properly withdrawn). The remaining shares were cashed out for an amount equal to the $400.00 per share liquidation preference of such shares, plus accrued but unpaid dividends, without interest. Payment for all of the shares of Preferred Stock was made in the fourth quarter of 2017.

        In August 2015, Abbott completed the acquisition of the equity of Tendyne Holdings, Inc. (Tendyne) that Abbott did not already own for approximately $225 million in cash plus additional payments up to $150 million to be made upon completion of certain regulatory milestones. The acquisition of Tendyne, which is focused on developing minimally invasive mitral valve replacement therapies, allows Abbott to broaden its foundation in the treatment of mitral valve disease. The final allocation of the fair value of the acquisition resulted in non-deductible acquired in-process research and development of approximately $220 million, which is accounted for as an indefinite-lived intangible asset until regulatory approval or discontinuation, non-deductible goodwill of approximately $142 million, deferred tax assets and other net assets of approximately $18 million, deferred tax liabilities of approximately $85 million, and contingent consideration of approximately $70 million. The goodwill is identifiable to the Cardiovascular and Neuromodulation Products segment. If the acquisition of Tendyne had taken place as of the beginning of the comparable prior annual reporting period, consolidated net sales and earnings would not have been significantly different from reported amounts.

Note 7 — Goodwill and Intangible Assets

        The total amount of goodwill reported was $24.0 billion at December 31, 2017 and $7.7 billion at December 31, 2016. The amounts reported at December 31, 2017 and 2016 exclude goodwill reported in non-current assets held for disposition. In 2017, approximately $2.0 billion of goodwill was included as part of the net assets sold in the AMO divestiture. Goodwill increased by $17.2 billion in 2017 due to the completion of the St. Jude Medical and Alere acquisitions, partially offset by a decrease of $1.5 billion due to the sale of certain businesses to Terumo, Quidel and Siemens. Foreign currency translation increased goodwill by $653 million in 2017 and decreased goodwill by $66 million in 2016. Business acquisitions increased goodwill by approximately $79 million during 2016. The amount of goodwill related to reportable segments at December 31, 2017 was $3.2 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $4.1 billion for the Diagnostic Products segment, and $15.5 billion for the Cardiovascular and Neuromodulation Products segment. The Cardiovascular and

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Goodwill and Intangible Assets (Continued)

Neuromodulation Products segment includes the amount previously reported under Abbott's Vascular Products segment, as well as the goodwill related to the St. Jude Medical acquisition. In 2017, there was no significant reduction of goodwill relating to impairments.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $25.6 billion and $10.4 billion as of December 31, 2017 and 2016, respectively, and accumulated amortization was $8.1 billion and $6.2 billion as of December 31, 2017 and 2016, respectively. The December 31, 2016 amounts exclude net intangible assets reported in non-current assets held for disposition. As part of the sale of AMO in 2017, approximately $529 million of net intangible assets were included in the net assets sold. In 2017, the gross amount of amortizable intangible assets increased by approximately $14.5 billion due to the completion of the St. Jude Medical and Alere acquisitions, partially offset by a decrease of $210 million due to the sale of certain businesses to Quidel and Siemens. In 2016, intangible assets increased by approximately $104 million related to business acquisitions.

        Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.9 billion and $349 million at December 31, 2017 and 2016, respectively. In 2017, in-process research and development increased by $4.5 billion due to the completion of the St. Jude Medical and Alere acquisitions, a portion of which became amortizable during the year. In 2017, Abbott also recorded a $53 million impairment of an in-process research and development project related to the Cardiovascular and Neuromodulation Products segment. In 2016, Abbott recorded an impairment of a $59 million in-process research and development project related to a non-reportable segment. Foreign currency translation increased intangible assets by $227 million in 2017 and $6 million in 2016.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2017 is approximately $2.4 billion in 2018, $2.3 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021 and $2.0 billion in 2022. Amortizable intangible assets are amortized over 2 to 20 years (average 14 years).

Note 8 — Restructuring Plans

        In 2017, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the cardiovascular and neuromodulation segment and Alere into the diagnostics segment, in order to leverage economies of scale and reduce costs. In 2017, charges of approximately $187 million, including one-time employee termination benefits were recorded, of which approximately $5 million is recorded in Cost of products sold and approximately $182 million in Selling, general and administrative expense. Abbott also assumed restructuring liabilities of approximately $23 million as part of the St. Jude Medical and Alere acquisitions. The following summarizes the activity in 2017 related to these actions and the status of the related accrual as of December 31, 2017:

(in millions)
Liabilities assumed as part of business acquisitions	$23
Restructuring charges	187
Payments and other adjustments	(142)

Accrued balance at December 31, 2017	$68

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Restructuring Plans (Continued)

        From 2014 to 2017, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $120 million in 2017, $33 million in 2016, and $95 million in 2015. Approximately $7 million in 2017, $9 million in 2016 and $18 million in 2015 are recorded in Cost of products sold, approximately $77 million in 2017, $5 million in 2016 and $34 million in 2015 are recorded in Research and development and approximately $36 million in 2017, $19 million in 2016 and $43 million in 2015 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2017, $2 million in 2016 and $45 million in 2015 were recorded primarily for accelerated depreciation. The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2014	$164
Payments and other adjustments	(46)

Accrued balance at December 31, 2014	118
Restructuring charges	95
Payments and other adjustments	(113)

Accrued balance at December 31, 2015	100
Restructuring charges	33
Payments and other adjustments	(67)

Accrued balance at December 31, 2016	66
Restructuring charges	120
Payments and other adjustments	(45)

Accrued balance at December 31, 2017	$141

Note 9 — Incentive Stock Program

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

        The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2017, Abbott granted 4,985,970 stock options, 580,203 restricted stock awards and 7,687,009 restricted stock units under this program.

        Under Abbott's stock incentive programs, the purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest between 3 and 5 years and for restricted stock awards that vest over 5 years, no more than one-third of the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program (Continued)

award vests in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Forfeitures are estimated at the time of grant. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

        In April 2017, Abbott's shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2017, approximately 169 million shares remained available for future issuance.

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2017 and December 31, 2016 was 15,518,719 and $42.82 and 13,705,511 and $41.03, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, converted, vested and lapsed during 2017 were 8,267,212 and $45.20, 2,324,500 and $37.69, 7,553,969 and $40.77 and 1,224,535 and $41.76, respectively. The fair market value of restricted stock awards and units vested in 2017, 2016 and 2015 was $348 million, $225 million and $312 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2016	35,888,333	$34.17	5.3	23,290,260	$30.48	3.5

Granted	4,985,970	45.03
Converted for St. Jude Medical	7,364,571	30.50
Exercised	(11,620,026)	27.85
Lapsed	(805,048)	39.76

December 31, 2017	35,813,800	$36.85	5.8	22,216,890	$34.54	4.7

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 were each $500 million. The total intrinsic value of options exercised in 2017, 2016 and 2015 was $233 million, $98 million and $167 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2017 amounted to approximately $291 million, which is expected to be recognized over the next three years.

        Total non-cash stock compensation expense charged against income from continuing operations in 2017, 2016 and 2015 for share-based plans totaled approximately $406 million, $310 million and $291 million, respectively, and the tax benefit recognized was approximately $242 million, $100 million and $98 million, respectively. The increase in the 2017 tax benefit primarily relates to the $120 million of tax benefit recorded in income after the adoption of ASU 2016-09. Stock compensation cost capitalized as part of inventory is not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program (Continued)

        The fair value of an option granted in 2017, 2016 and 2015 was $6.54, $4.38, and $6.67, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	2.1%	1.4%	1.8%
Average life of options (years)	6.0	6.0	6.0
Volatility	18.0%	17.0%	17.0%
Dividend yield	2.4%	2.7%	2.0%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2017	2016
5.125% Notes, due 2019	$947	$947
2.35% Notes, due 2019	2,850	2,850
2.50% Line of credit borrowing due 2019	1,150	—
2.80% Notes, due 2020	500	—
4.125% Notes, due 2020	597	597
2.00% Notes, due 2020	750	750
2.90% Notes, due 2021	2,850	2,850
2.55% Notes, due 2022	750	750
2.62% Term loan due 2022	2,800	—
3.25% Notes, due 2023	900	—
3.40% Notes, due 2023	1,500	1,500
3.875% Notes, due 2025	500	—
2.95% Notes, due 2025	1,000	1,000
3.75% Notes, due 2026	3,000	3,000
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.0% Notes, due 2039	515	515
5.3% Notes, due 2040	694	694
4.75% Notes, due 2043	700	—
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(119)	(117)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(121)	(102)

Total, net of current maturities	27,210	20,681
Current maturities of long-term debt	508	3

Total carrying amount	$27,718	$20,684

        In the first quarter of 2017, as part of the acquisition of St. Jude Medical, Abbott's long-term debt increased due to the assumption of outstanding debt previously issued by St. Jude Medical. Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of:

Principal Amount
2.00% Senior Notes due 2018	$473.8 million
2.80% Senior Notes due 2020	$483.7 million
3.25% Senior Notes due 2023	$818.4 million
3.875% Senior Notes due 2025	$490.7 million
4.75% Senior Notes due 2043	$639.1 million

        Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remain outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt. In addition, during the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit (Continued)

first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

        On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under a 120-day senior unsecured bridge term loan facility. This facility was repaid during the first quarter of 2017.

        In 2017, Abbott issued 364-day yen-denominated debt, of which $195 million was outstanding at December 31, 2017. Abbott also paid off a $479 million yen-denominated short-term borrowing during the year.

        On July 31, 2017, Abbott entered into a 5-year term loan agreement that allowed Abbott to borrow up to $2.8 billion on an unsecured basis for the acquisition of Alere. On October 3, 2017, Abbott borrowed $2.8 billion under this term loan agreement to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. Borrowings under the term loan bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Abbott paid off this term loan on January 5, 2018.

        On October 3, 2017 Abbott borrowed $1.7 billion under its lines of credit. Proceeds from such borrowing were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. These lines of credit are part of a 2014 revolving credit agreement that provides Abbott with the ability to borrow up to $5 billion on an unsecured basis. Advances under the revolving credit agreement, including the $1.7 billion borrowing in October 2017, will mature and be payable on July 10, 2019. The $1.7 billion borrowing bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Prior to October 3, 2017, no amounts were previously drawn under the revolving credit agreement. In the fourth quarter of 2017, Abbott paid off $550 million on the revolving loan. Abbott paid off the remaining balance on this revolving loan on January 5, 2018.

        In the fourth quarter of 2017, in conjunction with the acquisition of Alere, Abbott assumed and subsequently repaid $3.0 billion of Alere's debt.

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

        In March 2015, Abbott issued $2.5 billion of long-term debt consisting of $750 million of 2.00% Senior Notes due March 15, 2020; $750 million of 2.55% Senior Notes due March 15, 2022; and $1.0 billion of 2.95% Senior Notes due March 15, 2025. Proceeds from this debt were used to pay down short-term borrowings. Abbott also entered into interest rate swap contracts totaling $2.5 billion, of which $1.5 billion was unwound in 2017. These contracts have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit (Continued)

        Principal payments required on long-term debt outstanding at December 31, 2017 are $508 million in 2018, $5.0 billion in 2019, $1.8 billion in 2020, $2.9 billion in 2021, $3.6 billion in 2022 and $14.3 billion in 2023 and thereafter.

        At December 31, 2017, Abbott's long-term debt rating was BBB by Standard & Poor's Corporation and Baa3 by Moody's Investors Service (Moody's). In February 2018, Moody's raised Abbott's rating to Baa2 with a positive outlook. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2019 and that support commercial paper borrowing arrangements. Abbott's weighted-average interest rate on short-term borrowings was 0.3% at December 31, 2017, 0.6% at December 31, 2016 and 0.2% at December 31, 2015.

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

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with notional amounts totaling $3.3 billion at December 31, 2017, and $2.6 billion at December 31, 2016, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. At December 31, 2016, $107 million of the notional amount related to AMO, a business that was divested in the first quarter of 2017. Accumulated gains and losses as of December 31, 2017 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months. The amount of hedge ineffectiveness was not significant in 2017, 2016 and 2015.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies and Japanese yen, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar, European currencies and Japanese yen. At December 31, 2017, 2016 and 2015, Abbott held notional amounts of $20.1 billion, $14.9 billion and $14.0 billion, respectively, of such foreign currency forward exchange contracts. At December 31, 2016, $1.2 billion of the contracts related to AMO, a business that was divested in the first quarter of 2017.

        In March 2017, Abbott repaid its $479 million foreign denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary. At December 31, 2016 and 2015, the value of this short-term debt was $454 million and $439 million, respectively, and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        Abbott is a party to interest rate hedge contracts totaling notional amounts of $4.0 billion at December 31, 2017, $5.5 billion at December 31, 2016 and $4.0 billion at December 31, 2015, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount. No hedge ineffectiveness was recorded in income in 2017, 2016 and 2015 for these hedges.

        In the second quarter of 2017, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 2.00% Note due in 2020 and the 2.55% Note due in 2022. The proceeds received were not significant.

        In December 2016, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 4.125% Note due in 2020 and the 5.125% Note due in 2019. As part of the unwinding, Abbott received approximately $55 million in cash, which was included in the Cash Flow From Financing Activities section of the Consolidated Statement of Cash Flows in 2016.

        Gross unrealized holding gains (losses) on available-for-sale equity securities totaled $(5) million, $10 million and $171 million at December 31, 2017, 2016 and 2015, respectively.

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
	2017	2016	Balance Sheet Caption	2017	2016	Balance Sheet Caption
			(in millions)
Interest rate swaps designated as fair value hedges	$—	$8	Deferred income taxes and other assets	$93	$74	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	21	99	Other prepaid expenses and receivables	106	15	Other accrued liabilities
Others not designated as hedges	117	177	Other prepaid expenses and receivables	99	67	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	—	454	Short-term borrowings

	$138	$284		$298	$610

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income. The amount of hedge ineffectiveness was not significant in 2017, 2016 and 2015 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
							Income Statement Caption
	2017	2016	2015	2017	2016	2015
	(in millions)
Foreign currency forward exchange contracts designated as cash flow hedges	$(226)	$49	$91	$(48)	$48	$124	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(25)	(15)	6	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(24)	(127)	15	Interest expense

        Losses of $64 million, gains of $8 million and losses of $77 million were recognized in 2017, 2016 and 2015, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

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

	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term Investment Securities:
Equity securities	$797	$797	$2,906	$2,906
Other	86	86	41	42
Total Long-term Debt	(27,718)	(29,018)	(20,684)	(21,147)
Foreign Currency Forward Exchange Contracts:
Receivable position	138	138	276	276
(Payable) position	(205)	(205)	(82)	(82)
Interest Rate Hedge Contracts:
Receivable position	—	—	8	8
(Payable) position	(93)	(93)	(74)	(74)

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(in millions)
December 31, 2017:
Equity securities	$374	$374	$—	$—
Foreign currency forward exchange contracts	138	—	138	—

Total Assets	$512	$374	$138	$—

Fair value of hedged long-term debt	$3,898	$—	$3,898	$—
Interest rate swap financial instruments	93	—	93	—
Foreign currency forward exchange contracts	205	—	205	—
Contingent consideration related to business combinations	120	—	—	120

Total Liabilities	$4,316	$—	$4,196	$120

December 31, 2016:
Equity securities	$2,676	$2,676	$—	$—
Interest rate swap financial instruments	8	—	8	—
Foreign currency forward exchange contracts	276	—	276	—

Total Assets	$2,960	$2,676	$284	$—

Fair value of hedged long-term debt	$5,413	$—	$5,413	$—
Interest rate swap financial instruments	74	—	74	—
Foreign currency forward exchange contracts	82	—	82	—
Contingent consideration related to business combinations	136	—	—	136

Total Liabilities	$5,705	$—	$5,569	$136

        The decrease in equity securities in 2017 was driven by the sale of the remaining Mylan N.V. ordinary shares held by Abbott. Abbott sold 69.75 million ordinary shares of Mylan N.V. in 2017 which had a value of approximately $2.7 billion. The fair value of the Mylan N.V. equity securities up through the date of sale was determined based on the value of the publicly-traded ordinary shares. The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

        The fair value of the contingent consideration was determined based on independent appraisals adjusted for the time value of money and other changes in fair value primarily resulting from changes in regulatory timelines. Contingent consideration relates to businesses acquired by Abbott. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount estimated to be due is approximately $525 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

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

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $115 million to $160 million. The recorded accrual balance at December 31, 2017 for these proceedings and exposures was approximately $135 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2017	2016	2017	2016
Projected benefit obligations, January 1	$8,517	$7,820	$1,274	$1,262
Service cost — benefits earned during the year	283	263	25	26
Interest cost on projected benefit obligations	287	288	45	43
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	752	645	149	13
Benefits paid	(276)	(242)	(80)	(71)
Other, including foreign currency translation	390	(257)	(20)	1

Projected benefit obligations, December 31	$9,953	$8,517	$1,393	$1,274

Plan assets at fair value, January 1	$7,542	$6,772	$416	$441
Actual return on plans' assets	1,107	631	65	28
Company contributions	645	582	12	10
Benefits paid	(276)	(242)	(74)	(63)
Other, including foreign currency translation	280	(201)	—	—

Plan assets at fair value, December 31	$9,298	$7,542	$419	$416

Projected benefit obligations greater than plan assets, December 31	$(655)	$(975)	$(974)	$(858)

Long-term assets	$563	$340	$—	$—
Short-term liabilities	(21)	(18)	(2)	(1)
Long-term liabilities	(1,197)	(1,297)	(972)	(857)

Net liability	$(655)	$(975)	$(974)	$(858)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,466	$3,301	$456	$373
Prior service cost (credits)	(9)	—	(208)	(254)

Total	$3,457	$3,301	$248	$119

        The projected benefit obligations for non-U.S. defined benefit plans was $3.0 billion and $2.5 billion at December 31, 2017 and 2016, respectively. The accumulated benefit obligations for all defined benefit plans were $8.9 billion and $7.4 billion at December 31, 2017 and 2016, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2017 and 2016, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2017	2016
Accumulated benefit obligation	$1,664	$1,485
Projected benefit obligation	1,892	1,697
Fair value of plan assets	696	653

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
	2017	2016	2015	2017	2016	2015
	(in millions)
Service cost — benefits earned during the year	$283	$263	$307	$25	$26	$33
Interest cost on projected benefit obligations	287	288	314	45	43	52
Expected return on plans' assets	(613)	(565)	(511)	(33)	(35)	(39)
Amortization of actuarial losses	163	129	184	23	16	23
Amortization of prior service cost (credits)	1	—	1	(45)	(45)	(48)

Total cost	121	115	295	15	5	21
Less: Discontinued operations	—	—	(3)	—	—	—

Net cost — continuing operations	$121	$115	$292	$15	$5	$21

        In 2017, Abbott recognized a $10 million curtailment gain related to the sale of AMO.

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial losses of $247 million for defined benefit plans and $97 million for medical and dental plans in 2017; net actuarial losses of $571 million for defined benefit plans and $20 million for medical and dental plans in 2016; net actuarial gains of $37 million for defined benefit plans and $116 million for medical and dental plans in 2015.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2017 that is expected to be recognized in the net periodic benefit cost in 2018 is $213 million and $1 million of expense, respectively, for defined benefit pension plans and $31 million of expense and $45 million of income, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2017	2016	2015
Discount rate	3.4%	3.9%	4.3%
Expected aggregate average long-term change in compensation	4.4%	4.3%	4.4%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2017	2016	2015
Discount rate	3.9%	4.3%	3.9%
Expected return on plan assets	7.6%	7.6%	7.4%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.3%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2017	2016	2015
Health care cost trend rate assumed for the next year	9%	8%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2027	2027	2028

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2017, by $179 million /$(150) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $11 million/$(9) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The following table summarizes the basis used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (k)
	(in millions)
December 31, 2017:
Equities:
U.S. large cap (a)	$2,506	$1,600	$—	$—	$906
U.S. mid and small cap (b)	670	243	—	—	427
International (c)	1,937	448	—	—	1,489
Fixed income securities:
U.S. government securities (d)	510	11	286	—	213
Corporate debt instruments (e)	930	107	411	—	412
Non-U.S. government securities (f)	625	222	—	—	403
Other (g)	216	93	27	—	96
Absolute return funds (h)	1,814	135	—	—	1,679
Commodities (i)	60	—	—	4	56
Cash and Cash Equivalents	178	12	—	—	166
Other (j)	271	7	—	—	264

	$9,717	$2,878	$724	$4	$6,111

December 31, 2016:
Equities:
U.S. large cap (a)	$1,889	$1,284	$—	$—	$605
U.S. mid and small cap (b)	549	183	—	—	366
International (c)	1,345	356	—	—	989
Fixed income securities:
U.S. government securities (d)	437	5	258	—	174
Corporate debt instruments (e)	813	100	348	—	365
Non-U.S. government securities (f)	514	175	—	—	339
Other (g)	183	80	20	—	83
Absolute return funds (h)	1,891	106	—	—	1,785
Commodities (i)	84	—	—	12	72
Cash and Cash Equivalents	100	8	—	—	92
Other (j)	153	—	—	—	153

	$7,958	$2,297	$626	$12	$5,023

(a)
A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)
A mix of index funds and actively managed equity accounts that are benchmarked to various mid and small cap indices.

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

(f)
Primarily United Kingdom, Japan, the Netherlands and Irish government-issued bonds.

(g)
Primarily asset backed securities and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor.

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

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per month, with a required 7 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2017 and 2016. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

        Absolute return funds and commodities are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2017 and 2016. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 45 days. For approximately $100 million of the absolute return funds, redemptions are subject to a 25% gate. For commodities, investments in the private energy funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2018 to 2022. Abbott's unfunded commitments in these funds as of December 31, 2017 and 2016 were not significant. Investments in the private funds (excluding private energy funds) cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2018 to 2027. Abbott's unfunded commitment in these funds was $489 million and $337 million as of December 31, 2017 and 2016, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Post-Employment Benefits (Continued)

        The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, as well as balancing higher return, more volatile equity securities with lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans' assets. Abbott's medical and dental plans' assets are invested in a similar mix as the pension plan assets. The actual asset allocation percentages at year end are consistent with the company's targeted asset allocation percentages.

        The plans' expected return on assets, as shown above is based on management's expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $645 million in 2017 and $582 million in 2016 to defined pension plans. Abbott expects to contribute approximately $114 million to its pension plans in 2018.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2018	$278	$68
2019	289	71
2020	307	74
2021	324	77
2022	344	79
2023 to 2027	2,032	421

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $79 million in 2017, $83 million in 2016 and $81 million in 2015.

Note 14 — Taxes on Earnings from Continuing Operations

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        The Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which is included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate is provisional and includes a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities and a net benefit of approximately $10 million related to certain other impacts of the TCJA.

        The one-time transition tax is based on Abbott's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. Abbott has not yet completed its calculation of the total post-1986 E&P for its foreign subsidiaries. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. This amount may change as Abbott finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash and other specified assets. Abbott plans to elect to pay the transition tax over eight years as allowed by the TCJA.

        Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.46 billion estimate is provisional and is based on Abbott's initial analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

        In 2017, taxes on earnings from continuing operations also include $435 million of tax expense related to the gain on the sale of the AMO business. In 2016, taxes on earnings from continuing operations include the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the then pending sale of AMO. In 2015, taxes on earnings from continuing operations include a tax cost of $71 million related to the disposal of shares of Mylan N.V. stock.

        No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities is not practicable. In the U.S., Abbott's federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2017	2016	2015
Earnings From Continuing Operations Before Taxes:
Domestic	$308	$306	$789
Foreign	1,923	1,107	2,394

Total	$2,231	$1,413	$3,183

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

(in millions)	2017	2016	2015
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$2,260	$71	$64
Foreign	508	406	220

Total current	2,768	477	284

Deferred:
Domestic	(679)	(147)	313
Foreign	(211)	20	(20)

Total deferred	(890)	(127)	293

Total	$1,878	$350	$577

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2017	2016	2015
Statutory tax rate on earnings from continuing operations	35.0%	35.0%	35.0%
Impact of foreign operations	(16.3)	(17.8)	(18.2)
Impact of TCJA	65.5	—	—
Excess tax benefits related to stock compensation	(5.4)	—	—
Research tax credit	(1.9)	(1.8)	(0.6)
Resolution of certain tax positions pertaining to prior years	—	(16.1)	—
Mylan share adjustment	—	25.5	—
State taxes, net of federal benefit	0.5	(1.3)	0.3
Federal tax cost on sale of Mylan N.V. shares	3.4	—	2.2
All other, net	3.4	1.3	(0.6)

Effective tax rate on earnings from continuing operations	84.2%	24.8%	18.1%

        Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore. The 2015 effective tax rate includes the impact of the R&D tax credit that was made permanent in the U.S. by the Protecting Americans from Tax Hikes Act of 2015.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2017	2016
Deferred tax assets:
Compensation and employee benefits	$881	$1,061
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,795	2,384
Trade receivable reserves	185	207
Inventory reserves	152	157
Deferred intercompany profit	249	231
State income taxes	62	164

Total deferred tax assets before valuation allowance	4,324	4,204
Valuation allowance	(1,355)	(189)

Total deferred tax assets	$2,969	$4,015

Deferred tax liabilities:
Depreciation	(200)	(152)
Unremitted earnings of foreign subsidiaries	—	(175)
Other, primarily the excess of book basis over tax basis of intangible assets	(3,385)	(2,018)

Total deferred tax liabilities	(3,585)	(2,345)

Total net deferred tax assets (liabilities)	$(616)	$1,670

        Abbott has incurred losses in a foreign jurisdiction where realization of the future economic benefit is so remote that the benefit is not reflected as a deferred tax asset. The increase in the valuation allowance from 2016 to 2017 relates to deferred tax assets recorded in certain entities acquired as part of the acquisition of St. Jude Medical. Abbott does not believe that it is more likely than not that the benefits of these deferred tax assets will be realized.

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2017	2016
January 1	$972	$1,438
Increase in tax positions due to acquisitions	479	—
Increase due to current year tax positions	187	145
Increase due to prior year tax positions	76	101
Decrease due to prior year tax positions	(176)	(703)
Settlements	(57)	(9)
Lapse of statute	(41)	—

December 31	$1,440	$972

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Taxes on Earnings from Continuing Operations (Continued)

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.36 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $150 million to $300 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Note 15 — Segment and Geographic Area Information

        Abbott's principal business is the discovery, development, manufacture and sale of a broad line of health care products. Abbott's products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. On January 4, 2017, Abbott completed the acquisition of St. Jude Medical. Beginning with the first quarter of 2017, Abbott's cardiovascular and neuromodulation business includes the results of its historical Vascular Products segment and the results of the businesses acquired from St. Jude Medical from the date of acquisition. On October 3, 2017, Abbott completed the acquisition of Alere. Beginning with the fourth quarter of 2017, Abbott's Diagnostic Products reportable segment includes the results of Alere from the date of acquisition.

        Abbott's reportable segments are as follows:

        Established Pharmaceutical Products —  International sales of a broad line of branded generic pharmaceutical products.

        Nutritional Products —  Worldwide sales of a broad line of adult and pediatric nutritional products.

        Diagnostic Products —  Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites. For segment reporting purposes, the Core Laboratories Diagnostics, Molecular Diagnostics, Point of Care, Rapid Diagnostics and Ibis diagnostic divisions are aggregated and reported as the Diagnostic Products segment. Rapid Diagnostics is the business acquired from Alere.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2017	2016	2015	2017	2016	2015
Established Pharmaceuticals	$4,287	$3,859	$3,720	$848	$723	$658
Nutritionals	6,925	6,899	6,975	1,589	1,660	1,741
Diagnostics	5,616	4,813	4,646	1,468	1,194	1,171
Cardiovascular and Neuromodulation	8,911	2,896	2,792	2,720	1,037	1,061

Total Reportable Segments	25,739	18,467	18,133	$6,625	$4,614	$4,631

Other	1,651	2,386	2,272

Total	$27,390	$20,853	$20,405

(a)
Net sales were unfavorably affected by the relatively stronger U.S. dollar in 2016 and 2015. Operating earnings were unfavorably affected by the impact of foreign exchange in 2017, 2016 and 2015.

	2017	2016	2015
	(in millions)
Total Reportable Segment Operating Earnings	$6,625	$4,614	$4,631
Corporate functions and benefit plans costs	(506)	(411)	(416)
Non-reportable segments	306	304	268
Net interest expense	(780)	(332)	(58)
Share-based compensation	(406)	(310)	(291)
Amortization of intangible assets	(1,975)	(550)	(601)
Other, net (b)	(1,033)	(1,902)	(350)

Earnings from Continuing Operations before Taxes	$2,231	$1,413	$3,183

(b)
Other, net includes inventory step-up amortization, integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges, partially offset by the gain on the sale of the AMO business in 2017. In 2016, Other, net includes the $947 million adjustment of the Mylan equity investment and $480 million of foreign currency exchange loss related to operations in Venezuela. Charges for restructuring actions and other cost reduction initiatives were approximately $384 million in 2017, $167 million in 2016 and $310 million in 2015. 2015 includes a $207 million pre-tax gain on the sale of a portion of the Mylan N.V. ordinary shares.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Depreciation			Additions to Property, Plant and Equipment (c)			Total Assets
(in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Established Pharmaceuticals	$90	$71	$83	$181	$150	$112	$2,728	$2,486	$2,210
Nutritionals	164	160	157	147	199	139	3,160	3,189	3,187
Diagnostics	300	267	310	374	379	319	4,226	2,945	2,844
Cardiovascular and Neuromodulation	298	69	74	206	23	32	5,074	1,425	1,536

Total Reportable Segments	852	567	624	908	751	602	$15,188	$10,045	$9,777

Other	194	236	247	227	370	508

Total	$1,046	$803	$871	$1,135	$1,121	$1,110

(c)
Amounts exclude property, plant and equipment acquired through business acquisitions.

	2017	2016	2015
	(in millions)
Total Reportable Segment Assets	$15,188	$10,045	$9,777
Cash and investments	10,493	21,722	10,166
Non-reportable segments	740	1,280	1,267
Goodwill and intangible assets (d)	45,493	12,222	15,200
All other (d)	4,336	7,397	4,837

Total Assets	$76,250	$52,666	$41,247

(d)
Goodwill and intangible assets related to AMO are included in the All other line in 2016.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Segment and Geographic Area Information (Continued)

	Net Sales to External Customers (e)
	2017	2016	2015
	(in millions)
United States	$9,673	$6,486	$6,270
China	2,146	1,728	1,796
Germany	1,366	1,044	1,004
Japan	1,255	924	895
India	1,237	1,114	1,053
The Netherlands	929	830	855
Switzerland	841	766	784
Russia	664	554	483
France	628	352	375
Brazil	541	410	381
Italy	507	365	383
United Kingdom	498	377	430
Colombia	494	424	388
Canada	443	408	428
Vietnam	427	434	331
All Other Countries	5,741	4,637	4,549

Consolidated	$27,390	$20,853	$20,405

(e)
Sales by country are based on the country that sold the product.

        Long-lived assets on a geographic basis primarily include property, plant and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2017 and 2016, Long-lived assets totaled $8.9 billion and $6.6 billion, respectively, and in the United States such assets totaled $4.5 billion and $3.1 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Quarterly Results (Unaudited)

(in millions except per share data)	2017	2016
First Quarter
Continuing Operations:
Net Sales	$6,335	$4,885
Gross Profit	2,769	2,601
Earnings from Continuing Operations	386	56
Basic Earnings per Common Share	0.22	0.04
Diluted Earnings per Common Share	0.22	0.04
Net Earnings	419	316
Basic Earnings Per Common Share (a)	0.24	0.21
Diluted Earnings Per Common Share (a)	0.24	0.21
Market Price Per Share-High	45.84	44.05
Market Price Per Share-Low	38.34	36.00
Second Quarter
Continuing Operations:
Net Sales	$6,637	$5,333
Gross Profit	3,072	2,901
Earnings from Continuing Operations	270	599
Basic Earnings per Common Share	0.15	0.40
Diluted Earnings per Common Share	0.15	0.40
Net Earnings	283	615
Basic Earnings Per Common Share (a)	0.16	0.41
Diluted Earnings Per Common Share (a)	0.16	0.41
Market Price Per Share-High	49.59	44.58
Market Price Per Share-Low	42.31	36.76
Third Quarter
Continuing Operations:
Net Sales	$6,829	$5,302
Gross Profit	3,471	2,877
Earnings (Loss) from Continuing Operations	561	(357)
Basic Earnings (Loss) per Common Share	0.32	(0.24)
Diluted Earnings (Loss) per Common Share	0.32	(0.24)
Net Earnings (Loss)	603	(329)
Basic Earnings (Loss) Per Common Share (a)	0.34	(0.22)
Diluted Earnings (Loss) Per Common Share (a)	0.34	(0.22)
Market Price Per Share-High	54.80	45.79
Market Price Per Share-Low	47.83	39.16
Fourth Quarter
Continuing Operations:
Net Sales	$7,589	$5,333
Gross Profit	3,766	2,900
Earnings (Loss) from Continuing Operations	(864)	765
Basic Earnings (Loss) per Common Share	(0.50)	0.51
Diluted Earnings (Loss) per Common Share	(0.50)	0.51
Net Earnings (Loss)	(828)	798
Basic Earnings (Loss) Per Common Share (a)	(0.48)	0.54
Diluted Earnings (Loss) Per Common Share (a)	(0.48)	0.53
Market Price Per Share-High	57.77	43.78
Market Price Per Share-Low	53.20	37.38
(a)
The sum of the four quarters of earnings per share for 2017 and 2016 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As allowed by SEC guidance, management excluded from its assessment the October 2017 acquisition of Alere Inc. which accounted for approximately 13% of Abbott's total assets and 2% of Abbott's total net sales from continuing operations as of and for the year ended December 31, 2017. Based on our assessment, we believe that, as of December 31, 2017, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 96.

Miles D. White
Chairman of the Board and Chief Executive Officer

Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Robert E. Funck
Vice President, Controller

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

Chicago, Illinois
February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting

        We have audited Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        As indicated in the accompanying Management Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alere Inc., which is included in the 2017 consolidated financial statements of the Company and constituted approximately 13% of total assets at December 31, 2017 and 2% of total net sales from continuing operations for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Alere Inc.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2018

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 94 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 96 hereof.

        Changes in internal control over financial reporting.    On October 3, 2017, Abbott completed the acquisition of Alere Inc. During the quarter ended December 31, 2017, there were no other changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2018 Abbott Laboratories Proxy Statement. The 2018 Proxy Statement will be filed on or about March 16, 2018. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 16 through 19 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2018 Proxy Statement under the headings "2017 Director Compensation" and "Executive Compensation" is incorporated herein by reference. The 2018 Proxy Statement will be filed on or about March 16, 2018.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

The following table presents information as of December 31, 2017 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	30,913,341	$42.69	183,546,308
Equity compensation plans not approved by security holders	0	—	0
Total (1)(2)	30,913,341	$42.69	183,546,308

(1)	(i)	Abbott Laboratories 1996 Incentive Stock Program. Benefits under the 1996 Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code, stock options that do not qualify for that special tax treatment ("non-qualified stock options"), restricted stock, restricted stock units, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the 1996 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 1996 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the Abbott Laboratories 2009 Incentive Stock Program (the "2009 Program"). If shares are issued under any benefit under the 1996 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 1996 Program.
In April 2009, the 1996 Program was replaced by the 2009 Program. No further awards will be granted under the 1996 Program.
(ii)
Abbott Laboratories 2009 Incentive Stock Program. Benefits under the 2009 Program include non-qualified stock options, restricted stock, restricted stock units, performance awards, other share-based awards (including stock appreciation rights, dividend equivalents and recognition awards), awards to non-employee directors, and foreign benefits. The shares that remain available for issuance under the 2009 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards are satisfied from treasury shares).

If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 2009 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the Abbott Laboratories 2017 Incentive Stock Program (the "2017 Program"). If shares are issued under any benefit under the 2009 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 2009 Program.
In April 2017, the 2009 Program was replaced by the 2017 Program. No further awards will be granted under the 2009 Program.
(iii)
Abbott Laboratories 2017 Incentive Stock Program. Benefits under the 2017 Program include non-qualified stock options, restricted stock, restricted stock units, performance awards, other share-based awards (including stock appreciation rights, dividend equivalents and recognition awards), awards to non-employee directors, and foreign benefits. The shares that remain available for issuance under the 2017 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards are satisfied from treasury shares).

If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 2017 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the 2017 Program. If shares are issued under any benefit under the 2017 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 2017 Program.

	(iv)	Abbott Laboratories Employee Stock Purchase Plan for Non-U.S. Employees. Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2017, an aggregate of 14,877,472 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.
In April 2017, the 2009 Employee Stock Purchase Plan for Non-U.S. Employees was amended and restated as the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees.
(2)		Not included in the table:
(i)
Advanced Medical Optics, Inc. Plan. In 2009, in connection with its acquisition of Advanced Medical Optics, Inc., Abbott assumed options outstanding under the AMO's 2004 Stock Incentive Plan, as amended and restated. As of December 31, 2017, 10,227 options remained outstanding under this plan. These options have a weighted average purchase price of $26.87. No further awards will be granted under the plan.
(ii)
St. Jude Medical, Inc. Plans. In 2017, in connection with the acquisition of St. Jude Medical, Inc., Abbott assumed options outstanding under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as Amended and Restated (2014). As of December 31, 2017, 4,890,232 options remained outstanding under these plans. These options have a weighted average purchase price of $30.42. No further awards will be granted under these plans.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, the Abbott Laboratories 2009 Incentive Stock Program, the Abbott Laboratories 2017 Incentive Stock Program, and the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 9 entitled "Incentive Stock Program" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" and "Information Concerning Security Ownership" in the 2018 Proxy Statement. The 2018 Proxy Statement will be filed on or about March 16, 2018.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2018 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2018 Proxy Statement will be filed on or about March 16, 2018.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2018 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2018 Proxy Statement will be filed on or about March 16, 2018.

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

(2)
Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	106
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	107
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is incorporated herein by reference to the Exhibit Index on pages 108 through 117 of this Form 10-K.

(b)
Exhibits filed (see Exhibit Index on pages 108 through 117).

(c)
Financial Statement Schedule filed (page 106).

ITEM 16.    FORM 10-K SUMMARY

        None.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 16, 2018

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 16, 2018 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ BRIAN B. YOOR Brian B. Yoor Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Vice President and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT, PH.D. Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories
/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories	/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories

/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories	/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories
/s/ DANIEL J. STARKS Daniel J. Starks Director of Abbott Laboratories	/s/ JOHN G. STRATTON John G. Stratton Director of Abbott Laboratories
/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2017	$250	$105	$(61)	$294
2016	337	92	(179)	250
2015	310	225	(198)	337

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 16, 2018 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K. In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Basis for Opinion

This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedule based on our audits. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2018

 EXHIBIT INDEX
ABBOTT LABORATORIES
ANNUAL REPORT
FORM 10-K
2017

10-K Exhibit Table Item No.
2.1	*Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated January 30, 2016.
2.2

*Amendment to Agreement and Plan of Merger, dated as of April 13, 2017, among Alere Inc., Abbott Laboratories and Angel Sub, Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 14, 2017.

2.3

*Agreement and Plan of Merger, dated as of April 27, 2016, by and among Abbott Laboratories, St. Jude Medical, Inc., Vault Merger Sub,  Inc. and Vault Merger Sub, LLC, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 27, 2016.

2.4

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

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective June 29, 2017, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated June 29, 2017.
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
4.11

*Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

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
4.22

*Officers' Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.350% Notes due 2019, 2.900% Notes due 2021, 3.400% Notes due 2023, 3.750% Notes due 2026, 4.750% Notes due 2036 and 4.900% Notes due 2046 (including forms of notes), filed as Exhibit 4.22 to the Abbott Laboratories 2017 Annual Report on Form 10-K.

10-K Exhibit Table Item No.
4.23	*Form of 2.000% Notes due 2018, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.24	*Form of 2.800% Notes due 2020, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.25	*Form of 3.25% Notes due 2023, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.26	*Form of 3.875% Notes due 2025, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.27	*Form of 4.75% Notes due 2043, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.28

*Officers' Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.000% Notes due 2018, 2.800% Notes due 2020, 3.25% Notes due 2023, 3.875% Notes due 2025, and 4.75% Notes due 2043 (including form of notes), filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2017.

4.29

†Indenture, dated as of July 28, 2009, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated July 28, 2009.

4.30

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

4.31

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

4.32

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

10-K Exhibit Table Item No.
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
10.10

*Abbott Laboratories 2017 Incentive Stock Program (incorporated by reference to Exhibit B of Abbott's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2017)

10.11	*Abbott Laboratories Non-Employee Directors' Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**
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

10.15

*Form of Non-Qualified Stock Option Agreement for an award of non-qualified stock options under the Abbott Laboratories 1996 Incentive Stock Program granted on or after February 20, 2009, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated February 20, 2009.**

10.16	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.17	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.18	*Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**
10.19	*Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.37 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.20	*Form of Restricted Stock Unit Agreement for foreign employees (ratably vested), filed as Exhibit 10.38 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.21	*Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based), filed as Exhibit 10.39 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.22	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based), filed as Exhibit 10.40 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.23	*Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based), filed as Exhibit 10.41 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.24	*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based), filed as Exhibit 10.42 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.25	*Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.43 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.26	*Form of Restricted Stock Unit Agreement for executive officers (cliff vested), filed as Exhibit 10.44 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.27	*Form of Restricted Stock Unit Agreement for foreign employees (cliff vested), filed as Exhibit 10.45 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.28	*Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested), filed as Exhibit 10.46 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.29	*Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.30	*Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.31	*Form of Restricted Stock Unit Agreement for Participants in France, filed as Exhibit 10.49 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.32	*Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.50 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.33	*Form of Restricted Stock Agreement for executive officers (ratably vested), filed as Exhibit 10.51 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.34	*Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.52 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.35	*Form of Performance Restricted Stock Agreement for executive officers (annual performance based), filed as Exhibit 10.53 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.36	*Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.54 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.37	*Form of Performance Restricted Stock Agreement for executive officers (interim performance based), filed as Exhibit 10.55 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.38	*Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.56 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.39	*Form of Restricted Stock Agreement for executive officers (cliff vested), filed as Exhibit 10.57 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.40	*Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.41	*Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.42	*Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.43	*Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.44	*Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.64 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.45	*Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors, filed as Exhibit 10.65 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.46	*Form of UK Option Award Agreement, filed as Exhibit 10.66 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.47	*Form of UK Option Award Agreement for executive officers, filed as Exhibit 10.67 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**
10.48

*Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.49

*Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.50

*Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.51

*Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.52

*Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.53

*Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.
10.54

*Form of Restricted Stock Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.55

*Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.56

*Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.57

*Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.58

*Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.59

*Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.60

*Form of Restricted Stock Unit Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.14 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.61

*Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.15 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.62

*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.16 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.63

*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.17 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.64

*Form of Restricted Stock Agreement for executive officers (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.18 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.65

*Form of Restricted Stock Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.19 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.66

*Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.20 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.67

*Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.21 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.
10.68

*Form of Non-Qualified Stock Option Agreement for executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.22 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.69

*Form of Non-Qualified Stock Option Agreement for foreign executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.23 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.70

*Form of Non-Employee Director Restricted Stock Unit Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.24 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.71

*Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.72

*Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.26 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.73

*Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.27 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.74

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.75

*Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2018, filed as Exhibit 10.49 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**

10.76	*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**
10.77	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.78	†St. Jude Medical, Inc. 2016 Stock Incentive Plan, filed as Exhibit 10.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated October 27, 2016.**
10.79

†St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical,  Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.80

†Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10-K Exhibit Table Item No.
10.81

†Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.82

†Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.83	Management Savings Plan, as amended and restated.**
10.84	*Retention Agreement by and between Mr. Michael T. Rousseau and Abbott Laboratories, dated July 22, 2016, filed as Exhibit 10.59 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**
10.85	*Retention Agreement by and between Eric S. Fain and Abbott Laboratories, dated July 27, 2016, filed as Exhibit 10.60 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**
10.86

*120-Day Bridge Term Loan Agreement, dated as of December 13, 2016, among Abbott Laboratories, the guarantors referred to therein, Bank of America, N.A., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.61 to the 2016 Abbott Laboratories Annual Report on Form 10-K.

10.87

*Amended and Restated Term Loan Agreement, dated as of January 4, 2017, among St. Jude Medical, LLC, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.62 to the 2016 Abbott Laboratories Annual Report on Form 10-K.

10.88	Term Loan Agreement, dated as of July 31, 2017, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
10.89	First Amendment to Term Loan Agreement, dated as of September 29, 2017, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.
10.90

*Five Year Credit Agreement, dated as of July 10, 2014, by and among Abbott, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.3 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended September 30, 2017.

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

10-K Exhibit Table Item No.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 16, 2018, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders' Investment; and (vi) the notes to the consolidated financial statements.

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