Form 10-Q
period 2018-03-31
ABBOTT LABORATORIES
filed 2018-05-02
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of March 31, 2018, Abbott Laboratories had 1,753,187,766 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2018	2017

Net sales	$7,390	$6,335

Cost of products sold, excluding amortization of intangible assets	3,067	3,062
Amortization of intangible assets	584	522
Research and development	589	553
Selling, general and administrative	2,542	2,440
Total operating cost and expenses	6,782	6,577

Operating earnings (loss)	608	(242)

Interest expense	227	226
Interest (income)	(28)	(22)
Net foreign exchange (gain) loss	(3)	(16)
Net loss on extinguishment of debt	14	—
Other (income) expense, net	(33)	(1,166)
Earnings from continuing operations before tax	431	736
Tax expense on earnings from continuing operations	22	350
Earnings from continuing operations	409	386

Earnings from discontinued operations, net of tax	9	33

Net Earnings	$418	$419

Basic Earnings Per Common Share —
Continuing operations	$0.23	$0.22
Discontinued operations	0.01	0.02
Net earnings	$0.24	$0.24

Diluted Earnings Per Common Share —
Continuing operations	$0.23	$0.22
Discontinued operations	—	0.02
Net earnings	$0.23	$0.24

Cash Dividends Declared Per Common Share	$0.28	$0.265

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,753,412	1,727,356
Dilutive Common Stock Options	11,866	7,839
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,765,278	1,735,195

Outstanding Common Stock Options Having No Dilutive Effect	—	9,432

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2018	2017
Net earnings	$418	$419

Foreign currency translation gain (loss) adjustments	333	533
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $17 in 2018 and $12 in 2017	23	34
Unrealized gains (losses) on marketable equity securities, net of taxes $53 in 2017	—	80
Net (losses) gains for derivative instruments designated as cash flow hedges, net of taxes of $(20) in 2018 and $(24) in 2017	(32)	(65)
Other comprehensive income	324	582
Comprehensive Income	$742	$1,001

	March 31,	December 31,
	2018	2017
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(3,119)	$(3,452)
Net actuarial (losses) and prior service (cost) and credits	(2,498)	(2,521)
Cumulative unrealized (losses) gains on marketable equity securities	—	(5)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(116)	(84)
Accumulated other comprehensive income (loss)	$(5,733)	$(6,062)

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,857	$9,407
Short-term investments	185	203
Trade receivables, less allowances of $321 in 2018 and $294 in 2017	5,356	5,249
Inventories:
Finished products	2,424	2,339
Work in process	536	472
Materials	866	790
Total inventories	3,826	3,601
Prepaid expenses and other receivables	1,720	1,667
Current assets held for disposition	20	20
Total Current Assets	14,964	20,147
Investments	913	883
Property and equipment, at cost	15,556	15,265
Less: accumulated depreciation and amortization	7,897	7,658
Net property and equipment	7,659	7,607
Intangible assets, net of amortization	20,943	21,473
Goodwill	24,227	24,020
Deferred income taxes and other assets	2,082	1,944
Non-current assets held for disposition	120	176
	$70,908	$76,250
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$230	$206
Trade accounts payable	2,476	2,402
Salaries, wages and commissions	949	1,187
Other accrued liabilities	4,144	3,811
Dividends payable	492	489
Income taxes payable	212	309
Current portion of long-term debt	507	508
Total Current Liabilities	9,010	8,912
Long-term debt	21,154	27,210
Post-employment obligations, deferred income taxes and other long-term liabilities	9,143	9,030
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized - 2,400,000,000 shares Issued at stated capital amount - Shares: 2018: 1,969,331,007; 2017: 1,965,908,188	23,223	23,206
Common shares held in treasury, at cost - Shares: 2018: 216,143,241; 2017: 222,305,719	(9,947)	(10,225)
Earnings employed in the business	23,856	23,978
Accumulated other comprehensive income (loss)	(5,733)	(6,062)
Total Abbott Shareholders’ Investment	31,399	30,897
Noncontrolling Interests in Subsidiaries	202	201
Total Shareholders’ Investment	31,601	31,098
	$70,908	$76,250

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2018	2017
Cash Flow From (Used in) Operating Activities:
Net earnings	$418	$419
Adjustments to reconcile earnings to net cash from (used in) operating activities -
Depreciation	268	252
Amortization of intangible assets	584	522
Share-based compensation	212	171
Amortization of inventory step-up	32	392
Gain on sale of businesses	—	(1,151)
Trade receivables	(53)	30
Inventories	(171)	(162)
Other, net	(182)	101
Net Cash From (Used in) Operating Activities	1,108	574

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(275)	(272)
Acquisitions of businesses and technologies, net of cash acquired	—	(13,027)
Proceeds from business disposition	—	5,472
Proceeds from the sale of Mylan N.V. shares	—	1,685
Sales (purchases) of investment securities, net	(5)	(15)
Other	42	3
Net Cash From (Used in) Investing Activities	(238)	(6,154)

Cash Flow From (Used in) Financing Activities:
Net proceeds (repayments of) short-term debt and other	6	(1,455)
Repayments of long-term debt	(5,979)	(2,505)
Payment of contingent consideration	—	(13)
Purchases of common shares	(128)	(95)
Proceeds from stock options exercised	137	129
Dividends paid	(491)	(460)
Net Cash From (Used in) Financing Activities	(6,455)	(4,399)

Effect of exchange rate changes on cash and cash equivalents	35	65

Net Decrease in Cash and Cash Equivalents	(5,550)	(9,914)
Cash and Cash Equivalents, Beginning of Year	9,407	18,620
Cash and Cash Equivalents, End of Period	$3,857	$8,706

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2017.  The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. Abbott adopted the standard in the first quarter of 2018 and the Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of $40 million of income from Operating earnings (loss) to Other (income) expense, net in the first quarter of 2017.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. Abbott adopted this standard beginning in the first quarter of 2018, and applied the guidance retrospectively to all periods presented. Abbott did not have any restricted cash balances in the periods presented except for $75 million of restricted cash acquired as part of the Alere Inc. acquisition in October 2017. The restrictions on this cash were eliminated prior to the end of 2017.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Abbott adopted the standard on January 1, 2018, using a modified retrospective approach and recorded a cumulative catch-up adjustment to Earnings employed in the business in the Condensed Consolidated Balance Sheet that was not significant.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. The ASU became effective for Abbott in the first quarter of 2018 and did not have a material impact to the Company’s Condensed Consolidated Statement of Cash Flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Abbott adopted the standard on January 1, 2018. Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings. Previously, such fair value changes were recorded in other comprehensive income.  Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the measurement of these investments will be recorded in Other (income) expense, net within the Statement of Earnings. As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Condensed Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and supersedes nearly all previously existing revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Abbott adopted the new standard as of January 1, 2018, using the modified retrospective approach method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to Earnings employed in the business in the Condensed Consolidated Balance Sheet of $23 million which was recorded on January 1, 2018. The new standard has been applied only to those contracts that were not completed as of January 1, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items in the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Earnings.

Recent Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income to retained earnings. The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Abbott is currently evaluating the impact the new guidance will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which makes changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Abbott is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

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

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Cardiovascular and Neuromodulation Products.  Diabetes Care is a non-reportable segment and is included in Other in the following table.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The following table provides detail by sales category:

	2018			2017
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$793	$793	$—	$730	$730
Other	—	251	251	—	220	220
Total	—	1,044	1,044	—	950	950

Nutritionals —
Pediatric Nutritionals	448	546	994	432	495	927
Adult Nutritionals	310	452	762	298	417	715
Total	758	998	1,756	730	912	1,642

Diagnostics —
Core Laboratory	228	791	1,019	216	695	911
Molecular	39	79	118	45	67	112
Point of Care	110	31	141	110	25	135
Rapid Diagnostics	323	236	559	—	—	—
Total	700	1,137	1,837	371	787	1,158

Cardiovascular and Neuromodulation —
Rhythm Management	264	271	535	260	251	511
Electrophysiology	182	209	391	145	171	316
Heart Failure	114	39	153	109	33	142
Vascular	286	453	739	304	399	703
Structural Heart	109	184	293	107	149	256
Neuromodulation	168	44	212	136	39	175
Total	1,123	1,200	2,323	1,061	1,042	2,103

Other	94	336	430	162	320	482
Total	$2,675	$4,715	$7,390	$2,324	$4,011	$6,335

Abbott recognizes revenue from product sales upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. For maintenance agreements that provide service beyond Abbott’s standard warranty and other service agreements, revenue is recognized ratably over the contract term. A time-based measure of progress appropriately reflects the transfer of services to the customer. Payment terms between Abbott and its customers vary by the type of customer, country of sale, and the products or services offered. The term between invoicing and the payment due date is not significant.

Management exercises judgment in estimating variable consideration. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Abbott provides rebates to government agencies, wholesalers, group purchasing organizations and other private entities.

Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Historically, adjustments to prior years’ rebate accruals have not been material to net income.

Other allowances charged against gross sales include cash discounts and returns, which are not significant. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott’s historical returns are low, and because sales return terms and other sales terms have remained relatively unchanged for several periods. Product warranties are also not significant.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Abbott also applies judgment in determining the timing of revenue recognition related to contracts that include multiple performance obligations. The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. For goods or services for which observable standalone selling prices are not available, Abbott uses an expected cost plus a margin approach to estimate the standalone selling price of each performance obligation.

Remaining Performance Obligations

As of March 31, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $2.9 billion in the Diagnostics segment and approximately $340 million in the Cardiovascular and Neuromodulation segment. Abbott expects to recognize revenue on approximately 60% of these remaining performance obligations over the next 24 months, approximately 15% over the subsequent 12 months and the remainder thereafter.

These performance obligations primarily reflect the future sale of reagents/consumables in contracts with minimum purchase obligations, extended warranty or service obligations related to previously sold equipment, and remote monitoring services related to previously implanted devices. Abbott has applied the practical expedient described in Accounting Standards Codification (ASC) 606-10-50-14 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of March 31, 2018, were not significant.

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of March 31, 2018, were not significant.

Other Contract Assets and Liabilities

Abbott discloses Trade receivables separately in the Condensed Consolidated Balance Sheet at their net realizable value. Contract assets primarily relate to Abbott’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were not significant.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the cardiovascular and neuromodulation reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)	March 31,
Contract Liabilities	2018
Balance at January 1, 2018	$198
Unearned revenue from cash received during the period	84
Revenue recognized that was included in contract liability balance at beginning of period	(43)
Balance at March 31, 2018	$239

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 4 — Discontinued Operations

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations reflect the recognition of a net tax benefit of $9 million and $33 million in the first quarter of 2018 and 2017, respectively, as a result of the resolution of various tax positions primarily related to AbbVie’s operations for years prior to the separation.

Note 5 — Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere Inc. (Alere), Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel.

(in millions)	March 31, 2018	December 31, 2017
Trade receivables, net	$15	$12
Total inventories	5	8
Current assets held for disposition	20	20
Net property and equipment	—	56
Intangible assets, net of amortization	18	18
Goodwill	102	102
Non-current assets held for disposition	120	176
Total assets held for disposition	$140	$196

Note 6 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2018 and 2017 were $406 million and $384 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2018 and 2017 were $415 million and $417 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2018 includes the payment of cash taxes of approximately $220 million. The first three months of 2017 includes the effect of contributions to defined benefit plans of $283 million.  The first quarter of 2017 also includes the impact of approximately $430 million of tax expense related to business dispositions, partially offset by cash taxes paid of approximately $160 million.

In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO) to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which is reported in Other (income) expense, net within the Condensed Consolidated Statement of Earnings in the first quarter of 2017. Abbott recorded an after-tax gain of $721 million in the first quarter of 2017 related to the sale of AMO.  The operating results of AMO up through the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended March 31, 2017, AMO’s losses before taxes were $18 million.

In March 2017, Abbott sold 44 million of the ordinary shares of Mylan N.V. received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  Abbott received $1.685 billion in proceeds from the sale of these shares. Abbott recorded an immaterial pre-tax gain, which was recognized in Other (income) expense, net within the Condensed Consolidated Statement of Earnings.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The components of long-term investments as of March 31, 2018 and December 31, 2017 are as follows:

Long-term Investments	March 31,	December 31,
(in millions)	2018	2017
Equity securities	$830	$797
Other	83	86
Total	$913	$883

Abbott’s equity securities as of March 31, 2018, include approximately $366 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments with a carrying value of approximately $255 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $195 million that do not have a readily determinable fair value.

Note 7 — Other Comprehensive Income

The components of the changes in other comprehensive income from continuing operations, net of income taxes, are as follows:

	Three Months Ended March 31
(in millions)	Cumulative Foreign Currency Translation Adjustments		Net Actuarial Losses and Prior Service Costs and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
	2018	2017	2018	2017	2018	2017	2018	2017
Balance at December 31, 2017 and 2016	$(3,452)	$(4,959)	$(2,521)	$(2,284)	$(5)	$(69)	$(84)	$49
Reclassified to Earnings employed in the business for adoption of ASU 2016-01	—	—	—	—	5	—	—	—
Impact of business dispositions	—	142	—	6	—	—	—	1
Other comprehensive (loss) income before reclassifications	333	533	(10)	—	—	181	(52)	(69)
Amounts reclassified from accumulated other comprehensive income	—	—	33	34	—	(101)	20	4
Net current period comprehensive income (loss)	333	533	23	34	—	80	(32)	(65)
Balance at March 31	$(3,119)	$(4,284)	$(2,498)	$(2,244)	$—	$11	$(116)	$(15)

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; gains (losses) on marketable equity securities as Other (income) expense, net and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost is included as a component of net periodic benefit plan costs; see Note 15 for additional details.

Note 8 — Business Acquisitions

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

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

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

On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $3.0 billion of Alere’s debt was assumed and subsequently repaid.  The acquisition establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition.

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

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 9 — Goodwill and Intangible Assets

The total amount of goodwill reported was $24.2 billion at March 31, 2018 and $24.0 billion at December 31, 2017.  The amounts reported at March 31, 2018 and December 31, 2017 exclude goodwill reported in non-current assets held for disposition.  Foreign currency translation adjustments increased goodwill by approximately $204 million in the first quarter of 2018. The amount of goodwill related to reportable segments at March 31, 2018 was $3.3 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $4.1 billion for the Diagnostic Products segment, and $15.6 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first quarter of 2018.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.8 billion as of March 31, 2018 and $25.6 billion as of December 31, 2017, and accumulated amortization was $8.7 billion as of March 31, 2018 and $8.1 billion as of December 31, 2017.  Purchase price allocation adjustments and foreign currency translation adjustments increased intangible assets by $100 million and $53 million, respectively, during the quarter.  The March 31, 2018 and December 31, 2017 amounts exclude net intangible assets reported in non-current assets held for disposition.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.8 billion and $3.9 billion as of March 31, 2018 and December 31, 2017, respectively. The decrease in indefinite-lived intangible assets during the quarter relates to purchase price allocation adjustments associated with the Alere acquisition.  Abbott’s estimated annual amortization expense for intangible assets is approximately $2.4 billion in 2018, $2.3 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021 and $2.0 billion in 2022. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 14 years).

Note 10 — Restructuring Plans

In 2017 and 2018, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the cardiovascular and neuromodulation segment and Alere into the diagnostics segment, in order to leverage economies of scale and reduce costs. In the first three months of 2018, charges of approximately $23 million, including one-time employee termination benefits were recognized, of which approximately $3 million is recorded in Cost of products sold, approximately $8 million is recorded in Research and development and approximately $12 million as Selling, general and administrative expense.  The following summarizes the activity for the first three months of 2018 related to these actions and the status of the related accrual as of March 31, 2018:

(in millions)
Accrued balance at December 31, 2017	$68
Restructuring charges recorded in 2018	23
Payments and other adjustments	(25)
Accrued balance at March 31, 2018	$66

From 2014 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first three months of 2018, charges of approximately $10 million were recognized, of which approximately $7 million is recorded in Cost of products sold and approximately $3 million as Selling, general and administrative expense. The following summarizes the activity for the first three months of 2018 related to these restructuring actions and the status of the related accrual as of March 31, 2018:

(in millions)
Accrued balance at December 31, 2017	$141
Restructuring charges recorded in 2018	10
Payments and other adjustments	(20)
Accrued balance at March 31, 2018	$131

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 11 — Incentive Stock Programs

In the first three months of 2018, Abbott granted 5,505,363 stock options, 861,129 restricted stock awards and 7,652,605 restricted stock units under its incentive stock programs.  At March 31, 2018, approximately 143 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2018 is as follows:

	Outstanding	Exercisable
Number of shares	36,582,743	23,261,149
Weighted average remaining life (years)	6.7	5.7
Weighted average exercise price	$41.14	$37.17
Aggregate intrinsic value (in millions)	$687	$529

The total unrecognized share-based compensation cost at March 31, 2018 amounted to approximately $589 million which is expected to be recognized over the next three years.

Note 12 — Debt and Lines of Credit

On January 5, 2018, Abbott paid off its $2.8 billion 5-year term loan and the remaining $1.150 billion balance under its revolving credit agreement.

On February 16, 2018, the board of directors authorized the redemption of up to $5 billion of currently outstanding long-term notes in addition to the $3.95 billion repaid in January 2018.

On March 22, 2018, Abbott redeemed all of the $947 million principal amount of its 5.125% Notes due 2019, as well as $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019. Abbott incurred a net charge of $14 million related to the early repayment of this debt.

Note 13 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $3.0 billion at March 31, 2018 and $3.3 billion at December 31, 2017 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2018 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At March 31, 2018 and December 31, 2017, Abbott held the gross notional amount of $18.1 billion and $20.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at March 31, 2018 and December 31, 2017 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2018 and December 31, 2017:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2018	Dec. 31, 2017	Balance Sheet Caption	March 31, 2018	Dec. 31, 2017	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$—	Deferred income taxes and other assets	$199	$93	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	9	21	Prepaid expenses and other receivables	134	106	Other accrued liabilities
Others not designated as hedges	57	117	Prepaid expenses and other receivables	92	99	Other accrued liabilities

	$66	$138		$425	$298

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and the amounts and location of income (expense) and gain (loss) reclassified into income in the first three months of 2018 and 2017 and for certain other derivative financial instruments.  The amount of hedge ineffectiveness was not significant in 2018 and 2017 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2018	2017	2018	2017	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(86)	$(91)	$(30)	$(5)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	(25)	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	(106)	(26)	Interest expense

Losses of $48 million and gains of $9 million were recognized in the first three months of 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

The carrying values and fair values of certain financial instruments as of March 31, 2018 and December 31, 2017 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	March 31, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$830	$830	$797	$797
Other	83	83	86	86
Total Long-term Debt	(21,661)	(22,436)	(27,718)	(29,018)
Foreign Currency Forward Exchange Contracts:
Receivable position	66	66	138	138
(Payable) position	(226)	(226)	(205)	(205)
Interest Rate Hedge Contracts:
(Payable) position	(199)	(199)	(93)	(93)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2018:
Equity securities	$379	$379	$—	$—
Foreign currency forward exchange contracts	66	—	66	—
Total Assets	$445	$379	$66	$—

Fair value of hedged long-term debt	$3,798	$—	$3,798	$—
Interest rate swap derivative financial instruments	199	—	199	—
Foreign currency forward exchange contracts	226	—	226	—
Contingent consideration related to business combinations	119	—	—	119
Total Liabilities	$4,342	$—	$4,223	$119

December 31, 2017:
Equity securities	$374	$374	$—	$—
Foreign currency forward exchange contracts	138	—	138	—
Total Assets	$512	$374	$138	$—

Fair value of hedged long-term debt	$3,898	$—	$3,898	$—
Interest rate swap derivative financial instruments	93	—	93	—
Foreign currency forward exchange contracts	205	—	205	—
Contingent consideration related to business combinations	120	—	—	120
Total Liabilities	$4,316	$—	$4,196	$120

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

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 14 — Litigation and Environmental Matters

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $90 million to $135 million. The recorded accrual balance at March 31, 2018 for these proceedings and exposures was approximately $110 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 15 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Service cost - benefits earned during the period	$78	$72	$7	$7
Interest cost on projected benefit obligations	78	72	12	11
Expected return on plan assets	(171)	(152)	(8)	(8)
Net amortization of:
Actuarial loss, net	54	42	8	6
Prior service cost (credit)	—	—	(11)	(11)
Net cost — continuing operations	$39	$34	$8	$5

In the first quarter of 2018, Abbott adopted ASU 2017-07 which requires all components of pension and other postretirement benefit expense except service cost to be presented outside any subtotal of income from operations. These amounts are now classified as non-operating (income) loss. Abbott’s Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of $40 million of income from the Operating earnings (loss) line to the Other (income) expense, net line in the first quarter of 2017.

In the first quarter of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first quarters of 2018 and 2017, $14 million and $283 million, respectively, were contributed to defined benefit plans and $11 million in both years were contributed to the post-employment medical and dental benefit plans.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 16 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2018, taxes on earnings from continuing operations include approximately $65 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first quarter of 2018 reflect the recognition of $9 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $16 million. In the first quarter of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which was taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, in the first quarter of 2017 reflected the recognition of $33 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $33 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $150 million to $300 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012.

The Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities and a net benefit of approximately $10 million related to certain other impacts of the TCJA.

In the first quarter of 2018, Abbott recorded a $15 million adjustment to the provisional transition tax liability for associated effects related to state tax. This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.475 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.475 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

Abbott Laboratories and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(Unaudited)

Note 17 — Segment Information

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

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites. For segment reporting purposes, the Core Laboratories Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care Diagnostics divisions are aggregated and reported as the Diagnostic Products segment.

Cardiovascular and Neuromodulation Products — Worldwide sales of cardiac rhythm management, electrophysiology, heart failure, vascular, structural heart and neuromodulation products. For segment reporting purposes, the Cardiac Arrhythmias & Heart Failure, Vascular, Neuromodulation and Structural Heart divisions are aggregated and reported as the Cardiovascular and Neuromodulation segment.

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

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2018	2017	2018	2017
Established Pharmaceutical Products	$1,044	$950	$167	$140
Nutritional Products	1,756	1,642	365	351
Diagnostic Products	1,837	1,158	443	284
Cardiovascular and Neuromodulation Products	2,323	2,103	724	619
Total Reportable Segments	6,960	5,853	1,699	1,394
Other	430	482
Net Sales	$7,390	$6,335
Corporate functions and benefit plans costs			(152)	(93)
Non-reportable segments			92	46
Net interest expense			(199)	(204)
Share-based compensation (a)			(212)	(171)
Amortization of intangible assets			(584)	(522)
Other, net (b)			(213)	286
Earnings from continuing operations before taxes			$431	$736

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net in 2018 includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere. Other, net in 2017 includes the gain on the sale of the AMO business, partially offset by inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.

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

	Net Sales to External Customers
(in millions)	March 31, 2018	March 31, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,044	$950	9.9%	3.1%	6.8%
Nutritional Products	1,756	1,642	7.0	2.3	4.7
Diagnostic Products	1,837	1,158	58.7	4.9	53.8
Cardiovascular and Neuromodulation Products	2,323	2,103	10.5	4.9	5.6
Total Reportable Segments	6,960	5,853	18.9	3.8	15.1
Other	430	482	(11.0)	7.1	(18.1)
Net Sales from Continuing Operations	$7,390	$6,335	16.7	4.1	12.6

Total U.S.	$2,675	$2,324	15.1	—	15.1

Total International	$4,715	$4,011	17.6	6.5	11.1

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2018 was driven by the acquisition of Alere which closed in the fourth quarter of 2017, as well as growth in all of Abbott’s other businesses, excluding the impact of foreign exchange. The decrease in the Other category reflects the sale of the Abbott Medical Optics (AMO) business to Johnson & Johnson, partially offset by growth in Abbott’s Diabetes Care business. The AMO business was included in Abbott’s results as a non-reportable segment through February 27, 2017, the date of the divestiture. Double-digit growth in Diabetes Care was led by FreeStyle Libre, Abbott’s sensor-based continuous glucose monitoring (CGM) system, which removes the need for routine fingersticks for people with diabetes.

Excluding the impact of the Alere acquisition, the divestitures of AMO and the legacy St. Jude Medical vascular closure business, and the impact of foreign exchange, total net sales increased 6.9 percent. Sales related to these divestitures totaled $187 million in the first quarter of 2017. Abbott’s net sales were also positively impacted by changes in foreign currency exchange rates during the period. The relatively weaker U.S. dollar increased total international sales by 6.5 percent and total sales by 4.1 percent.

The table below provides detail by sales category for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2018	March 31, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$793	$730	8.7%	1.9%	6.8%
Other Emerging Markets	251	220	13.9	7.3	6.6

Nutritionals —
International Pediatric Nutritionals	546	495	10.5	4.2	6.3
U.S. Pediatric Nutritionals	448	432	3.7	—	3.7
International Adult Nutritionals	452	417	8.4	4.0	4.4
U.S. Adult Nutritionals	310	298	4.0	—	4.0

Diagnostics —
Core Laboratory	1,019	911	11.9	5.6	6.3
Molecular	118	112	5.0	3.7	1.3
Point of Care	141	135	4.8	0.8	4.0
Rapid Diagnostics	559	—	n/m	n/m	n/m

Cardiovascular and Neuromodulation —
Rhythm Management	535	511	4.7	4.7	—
Electrophysiology	391	316	23.8	5.2	18.6
Heart Failure	153	142	7.3	2.5	4.8
Vascular	739	703	5.2	5.3	(0.1)
Structural Heart	293	256	14.5	7.0	7.5
Neuromodulation	212	175	21.3	2.5	18.8

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 6.8 percent compared to the first quarter of 2017 due to double-digit growth across several geographies including India, China and Brazil.

Excluding the effect of foreign exchange, the 6.3 percent increase in International Pediatric Nutritional sales was primarily driven by strong growth across several countries in Asia, including Greater China. In the U.S., the 3.7 percent increase in Pediatric Nutritional sales reflects market share gains in the infant nutrition category. Excluding the effect of foreign exchange, the 4.4 percent increase in International Adult Nutritional sales reflects continued strong growth of Ensure® and Glucerna® in Latin America and various other markets. In the U.S., the 4.0 percent increase in Adult Nutritional sales was driven by the growth of Ensure® in the retail and institutional market segments.

Excluding the effect of foreign exchange, the 53.8 percent increase in Diagnostics sales was primarily driven by Alere which was acquired in the fourth quarter of 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in Diagnostics increased 5.5 percent driven by above-market growth and share gains in Core Laboratory in the U.S. and internationally, as well as growth in Point of Care’s international sales.

Excluding the effect of foreign exchange, the 5.6 percent increase in the Cardiovascular and Neuromodulation Products segment was driven by double-digit growth in Electrophysiology and Neuromodulation. The growth in Electrophysiology reflects share gains from the recent U.S. launch of Abbott’s Confirm RxTM Insertable Cardiac Monitor (ICM), the world’s first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias. The growth in Neuromodulation was led by recently launched products for the treatment of chronic pain and movement disorders. Growth in Structural Heart was driven by MitraClip®, Abbott’s market-leading device for the minimally-invasive treatment of mitral regurgitation.  In March, Abbott announced MitraClip was granted national reimbursement in Japan, which enables greater access for patients to this therapy. In Heart Failure, sales growth was led by market uptake of Abbott’s HeartMate 3 system. In Vascular, higher international drug eluting stent (DES) sales and growth in vessel closure and other revenues offset lower U.S. DES sales due to lower market share.  In Rhythm Management, market share gains in the new patient segment were offset by replacement cycle dynamics.

The gross profit margin percentage was 50.6 percent for the first quarter 2018 compared to 43.4 percent for the first quarter 2017.  The increase primarily reflects the favorable comparison versus the prior year which included inventory step-up amortization related to the St. Jude Medical acquisition. The increase also reflects margin improvement in various businesses including Diabetes Care and Cardiovascular and Neuromodulation.

Research and development expenses increased by $36 million, or 6.4 percent, in the first quarter of 2018 due primarily to the addition of the acquired Alere business as well as higher spending in other areas including Cardiovascular and Neuromodulation. For the three months ended March 31, 2018, research and development expenditures totaled $246 million for the Cardiovascular and Neuromodulation Products segment, $147 million for the Diagnostic Products segment, $44 million for the Established Pharmaceutical Products segment and $48 million for the Nutritional Products segment.

Selling, general and administrative expenses for the first quarter of 2018 increased 4.2 percent due primarily to the addition of the acquired Alere business as well as higher spending to drive continued growth and market expansion in various businesses, partially offset by lower acquisition-related expenses.

In the first quarter of 2018, Abbott retrospectively adopted Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit cost to be presented separately from service cost, and outside any subtotal of income from operations. As a result of the new accounting standard, approximately $40 million of pension and other post retirement related income is now being reported in Other (income) expense, net in the first quarter of 2018 and 2017.

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

On October 3, 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $3.0 billion of Alere’s debt was assumed and subsequently repaid.  The acquisition establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition.

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

Restructuring Plans

The results for the first three months of 2018 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical and Alere, as well as costs related to other actions associated with the company’s plans to streamline various operations. Abbott recorded employee related severance and other charges of approximately $33 million in the first three months of 2018 related to these initiatives. Approximately $10 million is recorded in Cost of products sold, approximately $8 million is recognized in Research and development and approximately $15 million is recognized in Selling, general and administrative expense.  See Note 10 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net decreased by $1.1 billion in the first quarter of 2018 compared to 2017 due to a pre-tax gain of $1.151 billion recorded in the first quarter of 2017 from Abbott’s completion of the sale of AMO to Johnson & Johnson.

Interest Expense (Income), net

Interest expense (income), net decreased $5 million in the first quarter of 2018 compared to 2017 due to higher interest income in the first quarter of 2018 as a result of higher rates of return on cash and cash equivalents and short-term investments.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first quarter of 2018, taxes on earnings from continuing operations include approximately $65 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first quarter of 2018 reflect the recognition of $9 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $16 million.  In the first quarter of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which was taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, in the first quarter of 2017 reflected the recognition of $33 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $33 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease by $150 million to $300 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012.

The Tax Cuts and Jobs Act (“TCJA”) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities and a net benefit of approximately $10 million related to certain other impacts of the TCJA.

In the first quarter of 2018, Abbott recorded a $15 million adjustment to the provisional transition tax liability for associated effects related to state tax. This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.475 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.475 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

Discontinued Operations

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

Earnings from discontinued operations reflect the recognition of a net tax benefit of $9 million and $33 million in the first quarter of 2018 and 2017, respectively, as a result of the resolution of various tax positions primarily related to AbbVie’s operations for years prior to the separation.

Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere Inc. (Alere), Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of March 31, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel.

(in millions)	March 31, 2018	December 31, 2017
Trade receivables, net	$15	$12
Total inventories	5	8
Current assets held for disposition	20	20
Net property and equipment	—	56
Intangible assets, net of amortization	18	18
Goodwill	102	102
Non-current assets held for disposition	120	176
Total assets held for disposition	$140	$196

Liquidity and Capital Resources March 31, 2018 Compared with December 31, 2017

The reduction of cash and cash equivalents from $9.4 billion at December 31, 2017 to $3.9 billion at March 31, 2018 primarily reflects repayment of debt and the payment of dividends, partially offset by cash generated from operations in the quarter. Working capital was $6.0 billion at March 31, 2018 and $11.2 billion at December 31, 2017.  The $5.2 billion decrease in working capital in 2018 is primarily due to the reduction in Cash and cash equivalents as discussed above.

Net cash from operating activities for the first three months of 2018 totaled $1.108 billion, an increase of $534 million over the prior year due primarily to higher segment operating earnings, continued improvements in working capital management, timing of pension contributions and lower acquisition-related expenses. Other, net in Net cash from operating activities for the first three months of 2018 was a use of $182 million and includes the impact of approximately $220 million of cash taxes paid.  Other, net in Net cash from operating activities for the first three months of 2017 of $101 million includes the impact of approximately $430 million of tax associated with the disposition of businesses, partially offset by approximately $160 million of cash taxes paid.  Other net, in 2017 also includes contributions to defined benefit pension plans of $283 million. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

In March 2017, Abbott sold 44 million of the Mylan N.V. ordinary shares received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  Abbott received $1.685 billion in proceeds from the sale of these shares.

On January 5, 2018, Abbott paid off its $2.8 billion 5-year term loan and the remaining $1.150 billion balance under its revolving credit agreement. On February 16, 2018, the board of directors authorized the redemption of up to $5 billion of currently outstanding long-term notes in addition to the $3.95 billion repaid in January 2018. On March 22, 2018, Abbott redeemed all of the $947 million principal amount of its 5.125% Notes due 2019, as well as $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019. Abbott incurred a net charge of $14 million related to the early repayment of this debt.

At March 31, 2018, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa2 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2019.

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

In the first quarter of 2018, Abbott declared a dividend of $0.28 per share on its common shares, which represents an increase of approximately 6% over the $0.265 per share dividend declared in the first quarter of 2017.

Recently Issued Accounting Standards Not Yet Adopted

In February 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income to retained earnings. The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Abbott is currently evaluating the impact the new guidance will have on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which makes changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted. Abbott is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

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

Revenue Recognition Standard

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and supersedes nearly all previously existing revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Abbott adopted the new standard as of January 1, 2018, using the modified retrospective approach method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to Earnings employed in the business in the Condensed Consolidated Balance Sheet of $23 million which was recorded at January 1, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Earnings.

See Note 2 to the financial statements, “New Accounting Standards,” for additional information regarding recently issued accounting standards.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2017 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2017 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting.  During the quarter ended March 31, 2018, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	92,224	(1)	$59.829	—	$925,131,209	(2)
February 1, 2018 – February 28, 2018	16,979	(1)	$58.423	—	$925,131,209	(2)
March 1, 2018 – March 31, 2018	925	(1)	$62.260	—	$925,131,209	(2)
Total	110,128	(1)	$59.633	—	$925,131,209	(2)

(1)               These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 92,224 in January, 16,979 in February, and 925 in March.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance
and Chief Financial Officer

Date: May 2, 2018