Form 10-Q
period 2018-06-30
ABBOTT LABORATORIES
filed 2018-08-01
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, Abbott Laboratories had 1,754,319,284 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net sales	$7,767	$6,637	$15,157	$12,972

Cost of products sold, excluding amortization of intangible assets	3,282	3,189	6,349	6,251
Amortization of intangible assets	562	392	1,146	914
Research and development	575	520	1,164	1,073
Selling, general and administrative	2,466	2,150	5,008	4,590
Total operating cost and expenses	6,885	6,251	13,667	12,828

Operating earnings	882	386	1,490	144

Interest expense	210	214	437	440
Interest (income)	(21)	(31)	(49)	(53)
Net foreign exchange (gain) loss	(6)	(12)	(9)	(28)
Net loss on extinguishment of debt	—	—	14	—
Other (income) expense, net	(78)	(80)	(111)	(1,246)
Earnings from continuing operations before taxes	777	295	1,208	1,031
Taxes on earnings from continuing operations	59	25	81	375
Earnings from continuing operations	718	270	1,127	656

Earnings from discontinued operations, net of tax	15	13	24	46

Net Earnings	$733	$283	$1,151	$702

Basic Earnings Per Common Share —
Continuing operations	$0.41	$0.15	$0.64	$0.37
Discontinued operations	0.01	0.01	0.01	0.03
Net earnings	$0.42	$0.16	$0.65	$0.40

Diluted Earnings Per Common Share —
Continuing operations	$0.40	$0.15	$0.63	$0.37
Discontinued operations	0.01	0.01	0.01	0.03
Net earnings	$0.41	$0.16	$0.64	$0.40

Cash Dividends Declared Per Common Share	$0.28	$0.265	$0.56	$0.53

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,757,836	1,740,524	1,755,691	1,734,008
Dilutive Common Stock Options	11,114	8,359	11,490	8,099

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,768,950	1,748,883	1,767,181	1,742,107

Outstanding Common Stock Options Having No Dilutive Effect	93	5,258	93	5,258

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Net Earnings	$733	$283	$1,151	$702
Foreign currency translation gain (loss) adjustments	(1,359)	288	(1,026)	821
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $15 and $32 in 2018 and $11 and $23 in 2017	61	29	84	63
Unrealized gains (losses) on marketable equity securities, net of taxes of $7 and $60 in 2017	—	2	—	82
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $48 and $28 in 2018 and $(15) and $(39) in 2017	118	(37)	86	(102)
Other comprehensive income (loss)	(1,180)	282	(856)	864
Comprehensive Income (Loss)	$(447)	$565	$295	$1,566

	June 30, 2018	December 31, 2017
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,478)	$(3,452)
Net actuarial (losses) and prior service (costs) and credits	(2,437)	(2,521)
Cumulative unrealized gains (losses) on marketable equity securities	—	(5)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	2	(84)
Accumulated other comprehensive income (loss)	$(6,913)	$(6,062)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$3,065	$9,407
Short-term investments	199	203
Trade receivables, less allowances of $319 in 2018 and $294 in 2017	5,192	5,249
Inventories:
Finished products	2,264	2,339
Work in process	563	472
Materials	887	790
Total inventories	3,714	3,601
Prepaid expenses and other receivables	1,935	1,667
Current assets held for disposition	17	20
Total Current Assets	14,122	20,147
Investments	940	883
Property and equipment, at cost	15,309	15,265
Less: accumulated depreciation and amortization	7,877	7,658
Net property and equipment	7,432	7,607
Intangible assets, net of amortization	19,951	21,473
Goodwill	23,844	24,020
Deferred income taxes and other assets	2,005	1,944
Non-current assets held for disposition	121	176
	$68,415	$76,250
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$341	$206
Trade accounts payable	2,503	2,402
Salaries, wages and commissions	1,034	1,187
Other accrued liabilities	3,887	3,811
Dividends payable	492	489
Income taxes payable	188	309
Current portion of long-term debt	506	508
Total Current Liabilities	8,951	8,912
Long-term debt	19,823	27,210
Post-employment obligations, deferred income taxes and other long-term liabilities	8,867	9,030
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2018: 1,969,575,366; 2017: 1,965,908,188	23,317	23,206
Common shares held in treasury, at cost — Shares: 2018: 215,256,082; 2017: 222,305,719	(9,907)	(10,225)
Earnings employed in the business	24,080	23,978
Accumulated other comprehensive income (loss)	(6,913)	(6,062)
Total Abbott Shareholders’ Investment	30,577	30,897
Noncontrolling Interests in Subsidiaries	197	201
Total Shareholders’ Investment	30,774	31,098
	$68,415	$76,250

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2018	2017
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,151	$702
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	556	508
Amortization of intangible assets	1,146	914
Share-based compensation	313	263
Amortization of inventory step-up	32	822
Gain on sale of businesses	—	(1,151)
Trade receivables	(137)	(56)
Inventories	(336)	(127)
Other, net	(373)	50
Net Cash From Operating Activities	2,352	1,925

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(573)	(527)
Acquisitions of businesses and technologies, net of cash acquired	—	(13,027)
Proceeds from business dispositions	48	5,471
Proceeds from the sale of Mylan N.V. shares	—	1,924
Sales (purchases) of other investment securities, net	(42)	(28)
Other	30	27
Net Cash (Used in) Investing Activities	(537)	(6,160)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	140	(1,429)
Repayments of long-term debt	(7,280)	(2,507)
Payment of contingent consideration	—	(13)
Purchases of common shares	(131)	(98)
Proceeds from stock options exercised	170	186
Dividends paid	(985)	(922)
Net Cash (Used in) Financing Activities	(8,086)	(4,783)

Effect of exchange rate changes on cash and cash equivalents	(71)	73

Net Decrease in Cash and Cash Equivalents	(6,342)	(8,945)
Cash and Cash Equivalents, Beginning of Year	9,407	18,620
Cash and Cash Equivalents, End of Period	$3,065	$9,675

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. Abbott adopted the standard in the first quarter of 2018 and the Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of approximately $80 million of income from Operating earnings to Other (income) expense, net in the first six months of 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Abbott adopted the standard on January 1, 2018. Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings. Previously, such fair value changes were recorded in other comprehensive income.  Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Statement of Earnings. As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Condensed Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott’s products are generally sold directly to retailers, wholesalers, distributors, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Cardiovascular and Neuromodulation Products.  Diabetes Care is a non-reportable segment and is included in Other in the following table.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The following tables provide detail by sales category:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$866	$866	$—	$798	$798
Other	—	263	263	—	223	223
Total	—	1,129	1,129	—	1,021	1,021

Nutritionals —
Pediatric Nutritionals	469	582	1,051	459	528	987
Adult Nutritionals	312	495	807	314	430	744
Total	781	1,077	1,858	773	958	1,731

Diagnostics —
Core Laboratory	248	880	1,128	232	788	1,020
Molecular	38	84	122	41	73	114
Point of Care	108	31	139	112	27	139
Rapid Diagnostics	258	226	484	—	—	—
Total	652	1,221	1,873	385	888	1,273

Cardiovascular and Neuromodulation —
Rhythm Management	262	281	543	273	279	552
Electrophysiology	193	235	428	154	189	343
Heart Failure	117	46	163	123	36	159
Vascular	284	466	750	295	436	731
Structural Heart	118	197	315	104	164	268
Neuromodulation	173	49	222	161	46	207
Total	1,147	1,274	2,421	1,110	1,150	2,260

Other	122	364	486	92	260	352

Total	$2,702	$5,065	$7,767	$2,360	$4,277	$6,637

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,659	$1,659	$—	$1,528	$1,528
Other	—	514	514	—	443	443
Total	—	2,173	2,173	—	1,971	1,971

Nutritionals —
Pediatric Nutritionals	917	1,128	2,045	891	1,023	1,914
Adult Nutritionals	622	947	1,569	612	847	1,459
Total	1,539	2,075	3,614	1,503	1,870	3,373

Diagnostics —
Core Laboratory	476	1,671	2,147	448	1,483	1,931
Molecular	77	163	240	86	140	226
Point of Care	218	62	280	222	52	274
Rapid Diagnostics	581	462	1,043	—	—	—
Total	1,352	2,358	3,710	756	1,675	2,431

Cardiovascular and Neuromodulation —
Rhythm Management	526	552	1,078	533	530	1,063
Electrophysiology	375	444	819	299	360	659
Heart Failure	231	85	316	232	69	301
Vascular	570	919	1,489	599	835	1,434
Structural Heart	227	381	608	211	313	524
Neuromodulation	341	93	434	297	85	382
Total	2,270	2,474	4,744	2,171	2,192	4,363

Other	216	700	916	254	580	834

Total	$5,377	$9,780	$15,157	$4,684	$8,288	$12,972

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

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

Remaining Performance Obligations

As of June 30, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $2.8 billion in the Diagnostics segment and approximately $340 million in the Cardiovascular and Neuromodulation segment. Abbott expects to recognize revenue on approximately 60% of these remaining performance obligations over the next 24 months, approximately 15% over the subsequent 12 months and the remainder thereafter.

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

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of June 30, 2018, were not significant.

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of June 30, 2018, were not significant.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the cardiovascular and neuromodulation reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at January 1, 2018	$198
Unearned revenue from cash received during the period	162
Revenue recognized that was included in contract liability balance at beginning of period	(103)
Balance at June 30, 2018	$257

Note 4 — Discontinued Operations

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation. AbbVie generally will be liable for all other taxes attributable to its business. Earnings from discontinued operations, net of tax of $24 million and $46 million in the first six months of 2018 and 2017, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 5 — Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere Inc. (Alere), Abbott sold the Triage® MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel.

(in millions)	June 30, 2018	December 31, 2017
Trade receivables, net	$13	$12
Total inventories	4	8
Current assets held for disposition	17	20
Net property and equipment	—	56
Intangible assets, net of amortization	19	18
Goodwill	102	102
Non-current assets held for disposition	121	176
Total assets held for disposition	$138	$196

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 6 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2018 and 2017 were $714 million and $269 million, respectively and for the six months ended June 30, 2018 and 2017 were $1.121 billion and $653 million, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2018 and 2017 were $730 million and $281 million, respectively, and for the six months ended June 30, 2018 and 2017 were $1.144 billion and $698 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2018 includes the payment of cash taxes of approximately $425 million. The first six months of 2017 includes the effects of contributions to defined benefit plans of $321 million. The first six months of 2017 also includes the impact of approximately $430 million of tax expense related to business dispositions.

In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO) to Johnson & Johnson and recognized a pre-tax gain of $1.151 billion, which is reported in Other (income) expense, net within the Condensed Consolidated Statement of Earnings in the first six months of 2017. Abbott recorded an after-tax gain of $721 million in the first six months of 2017 related to the sale of AMO.  The operating results of AMO up through the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations. For the three months ended June 30, 2017, the AMO earnings before taxes included in Abbott’s consolidated earnings were nil. For the first six months ended June 30, 2017, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million.

In March 2017, Abbott sold 44 million ordinary shares of Mylan N.V. received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. Abbott received $1.685 billion in proceeds from the sale of these shares.  In June 2017, Abbott sold an additional 6 million ordinary shares of Mylan N.V. and received $239 million in proceeds.  Abbott recorded an immaterial pre-tax gain in the first six months of 2017, which was recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings.

The components of long-term investments as of June 30, 2018 and December 31, 2017 are as follows:

Long-term Investments	June 30,	December 31,
(in millions)	2018	2017
Equity securities	$856	$797
Other	84	86
Total	$940	$883

Abbott’s equity securities as of June 30, 2018, include approximately $340 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2018 with a carrying value of approximately $260 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $245 million that do not have a readily determinable fair value. The $245 million carrying value includes an unrealized gain of approximately $50 million on an investment. The gain was recorded in the second quarter of 2018 and relates to an observable price change for a similar investment of the same issuer.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 7 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
(in millions)	Cumulative Foreign Currency Translation Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
	2018	2017	2018	2017	2018	2017	2018	2017
Balance at March 31	$(3,119)	$(4,284)	$(2,498)	$(2,244)	$—	$11	$(116)	$(15)
Other comprehensive income (loss) before reclassifications	(1,359)	288	30	—	—	2	81	(38)
Amounts reclassified from accumulated other comprehensive income	—	—	31	29	—	—	37	1
Net current period comprehensive income (loss)	(1,359)	288	61	29	—	2	118	(37)
Balance at June 30	$(4,478)	$(3,996)	$(2,437)	$(2,215)	$—	$13	$2	$(52)

	Six Months Ended June 30
(in millions)	Cumulative Foreign Currency Translation Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
	2018	2017	2018	2017	2018	2017	2018	2017
Balance at December 31, 2017 and 2016	$(3,452)	$(4,959)	$(2,521)	$(2,284)	$(5)	$(69)	$(84)	$49
Reclassified to Earnings employed in the business for adoption of ASU 2016-01	—	—	—	—	5	—	—	—
Impact of business dispositions	—	142	—	6	—	—	—	1
Other comprehensive income (loss) before reclassifications	(1,026)	821	20	—	—	183	29	(107)
Amounts reclassified from accumulated other comprehensive income	—	—	64	63	—	(101)	57	5
Net current period comprehensive income (loss)	(1,026)	821	84	63	—	82	86	(102)
Balance at June 30	$(4,478)	$(3,996)	$(2,437)	$(2,215)	$—	$13	$2	$(52)

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

June 30, 2018

(Unaudited)

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

On October 3, 2017, Abbott acquired Alere, a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $3.0 billion of Alere’s debt was assumed and subsequently repaid.  The acquisition establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition.

The preliminary allocation of the fair value of the Alere acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$3.4
Goodwill, non-deductible	4.2
Acquired net tangible assets	0.9
Deferred income taxes recorded at acquisition	(0.7)
Net debt	(2.6)
Preferred stock	(0.7)
Total preliminary allocation of fair value	$4.5

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Diagnostic Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $430 million, inventory of approximately $425 million, other current assets of $215 million, property and equipment of approximately $540 million, and other long-term assets of $112 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $625 million and other non-current liabilities of approximately $160 million.

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

June 30, 2018

(Unaudited)

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

Note 9 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.8 billion at June 30, 2018 and $24.0 billion at December 31, 2017.  The amounts reported at June 30, 2018 and December 31, 2017 exclude goodwill reported in non-current assets held for disposition. Foreign currency translation adjustments decreased goodwill by approximately $288 million in the first six months of 2018. Purchase price accounting adjustments associated with the Alere acquisition increased goodwill by $113 million. The amount of goodwill related to reportable segments at June 30, 2018 was $3.1 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $4.2 billion for the Diagnostic Products segment, and $15.3 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first six months of 2018.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.6 billion as of June 30, 2018 and December 31, 2017, and accumulated amortization was $9.3 billion as of June 30, 2018 and $8.1 billion as of December 31, 2017. Purchase price allocation adjustments increased intangible assets by $120 million and foreign currency translation adjustments decreased intangible assets by $180 million during the first six months of 2018. The June 30, 2018 and December 31, 2017 amounts exclude net intangible assets reported in non-current assets held for disposition. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.4 billion in 2018, $2.3 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021 and $2.0 billion in 2022. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 14 years).

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.6 billion and $3.9 billion as of June 30, 2018 and December 31, 2017, respectively. The decrease in indefinite-lived intangible assets during the first six months of 2018 relates to purchase price allocation adjustments associated with the Alere acquisition.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 10 — Restructuring Plans

In 2017 and 2018, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the cardiovascular and neuromodulation segment and Alere into the diagnostics segment, in order to leverage economies of scale and reduce costs. In the first six months of 2018, charges of approximately $33 million, including one-time employee termination benefits were recognized, of which approximately $4 million is recorded in Cost of products sold, approximately $10 million is recorded in Research and development and approximately $19 million as Selling, general and administrative expense.  The following summarizes the activity for the first six months of 2018 related to these actions and the status of the related accrual as of June 30, 2018:

(in millions)
Accrued balance at December 31, 2017	$68
Restructuring charges recorded in 2018	33
Payments and other adjustments	(43)
Accrued balance at June 30, 2018	$58

From 2014 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first six months of 2018, charges of approximately $12 million were recognized, of which approximately $7 million is recorded in Cost of products sold and approximately $5 million as Selling, general and administrative expense. The following summarizes the activity for the first six months of 2018 related to these restructuring actions and the status of the related accrual as of June 30, 2018:

(in millions)
Accrued balance at December 31, 2017	$141
Restructuring charges recorded in 2018	12
Payments and other adjustments	(49)
Accrued balance at June 30, 2018	$104

Note 11 — Incentive Stock Programs

In the first six months of 2018, Abbott granted 5,715,959 stock options, 864,846 restricted stock awards and 7,845,773 restricted stock units under its incentive stock programs.  At June 30, 2018, approximately 143 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2018 is as follows:

	Outstanding	Exercisable
Number of shares	35,715,493	22,611,954
Weighted average remaining life (years)	6.6	5.6
Weighted average exercise price	$41.53	$37.59
Aggregate intrinsic value (in millions)	$695	$529

The total unrecognized share-based compensation cost at June 30, 2018 amounted to approximately $512 million which is expected to be recognized over the next three years.

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

On June 22, 2018, Abbott redeemed $1.3 billion of the $1.795 billion outstanding principal amount of its 2.35% Notes due 2019.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 13 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $2.9 billion at June 30, 2018 and $3.3 billion at December 31, 2017 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.   Accumulated gains and losses as of June 30, 2018 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies including the British pound, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2018 and December 31, 2017, Abbott held the gross notional amount of $18.5 billion and $20.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at June 30, 2018 and December 31, 2017 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2018 and December 31, 2017:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	June 30, 2018	Dec. 31, 2017	Balance Sheet Caption	June 30, 2018	Dec. 31, 2017	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$—	Deferred income taxes and other assets	$230	$93	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	55	21	Prepaid expenses and other receivables	33	106	Other accrued liabilities
Others not designated as hedges	183	117	Prepaid expenses and other receivables	128	99	Other accrued liabilities

	$238	$138		$391	$298

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and six months ended June 30, 2018 and 2017.  The amount of hedge ineffectiveness was not significant in 2018 and 2017 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$113	$(54)	$27	$(145)	$(53)	$(2)	$(83)	$(7)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	—	(25)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(31)	40	(137)	14	Interest expense

Losses of $2 million and losses of $51 million were recognized in the three months ended June 30, 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Losses of $50 million and losses of $42 million were recognized in the six months ended June 30, 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of June 30, 2018 and December 31, 2017 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$856	$856	$797	$797
Other	84	84	86	86
Total Long-term Debt	(20,329)	(20,841)	(27,718)	(29,018)
Foreign Currency Forward Exchange Contracts:
Receivable position	238	238	138	138
(Payable) position	(161)	(161)	(205)	(205)
Interest Rate Hedge Contracts:
(Payable) position	(230)	(230)	(93)	(93)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2018:
Equity securities	$353	$353	$—	$—
Foreign currency forward exchange contracts	238	—	238	—
Total Assets	$591	$353	$238	$—

Fair value of hedged long-term debt	$3,763	$—	$3,763	$—
Interest rate swap derivative financial instruments	230	—	230	—
Foreign currency forward exchange contracts	161	—	161	—
Contingent consideration related to business combinations	125	—	—	125
Total Liabilities	$4,279	$—	$4,154	$125

December 31, 2017:
Equity securities	$374	$374	$—	$—
Foreign currency forward exchange contracts	138	—	138	—
Total Assets	$512	$374	$138	$—

Fair value of hedged long-term debt	$3,898	$—	$3,898	$—
Interest rate swap derivative financial instruments	93	—	93	—
Foreign currency forward exchange contracts	205	—	205	—
Contingent consideration related to business combinations	120	—	—	120
Total Liabilities	$4,316	$—	$4,196	$120

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

June 30, 2018

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $85 million to $130 million. The recorded accrual balance at June 30, 2018 for these proceedings and exposures was approximately $105 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 15 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and six months ended June 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost - benefits earned during the period	$67	$70	$145	$142	$6	$6	$13	$13
Interest cost on projected benefit obligations	77	71	155	143	12	11	24	22
Expected return on plan assets	(171)	(153)	(342)	(305)	(8)	(8)	(16)	(16)
Net amortization of:
Actuarial loss, net	49	40	103	82	9	6	17	12
Prior service cost (credit)	1	—	1	—	(12)	(12)	(23)	(23)
Net cost - continuing operations	$23	$28	$62	$62	$7	$3	$15	$8

In the first quarter of 2018, Abbott adopted ASU 2017-07 which requires all components of pension and other postretirement benefit expense except service cost to be presented outside any subtotal of income from operations. These amounts are now classified as non-operating (income) loss. Abbott’s Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of approximately $40 million and $80 million of income from the Operating earnings line to the Other (income) expense, net line in the second quarter and first six months of 2017, respectively.

In the first six months of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2018 and 2017, $58 million and $321 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

(Unaudited)

Note 16 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2018, taxes on earnings from continuing operations include approximately $71 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first six months of 2018 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $31 million. In the first six months of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $46 million for the first six months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $500 million and $700 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012.

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

In the first six months of 2018, Abbott recorded a $16 million adjustment to the provisional transition tax liability for associated effects related to state tax. This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.476 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.476 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2018

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

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physician offices and alternate-care testing sites.  For segment reporting purposes, the Core Laboratories Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care Diagnostics divisions are aggregated and reported as the Diagnostic Products segment.

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

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Established Pharmaceutical Products	$1,129	$1,021	$2,173	$1,971	$208	$180	$375	$320
Nutritional Products	1,858	1,731	3,614	3,373	424	392	789	743
Diagnostic Products	1,873	1,273	3,710	2,431	489	338	932	622
Cardiovascular and Neuromodulation Products	2,421	2,260	4,744	4,363	761	689	1,485	1,308
Total Reportable Segments	7,281	6,285	14,241	12,138	1,882	1,599	3,581	2,993
Other	486	352	916	834
Net Sales	$7,767	$6,637	$15,157	$12,972
Corporate functions and benefit plans costs					(140)	(104)	(292)	(197)
Non-reportable segments					125	74	217	120
Net interest expense					(189)	(183)	(388)	(387)
Share-based compensation (a)					(101)	(92)	(313)	(263)
Amortization of intangible assets					(562)	(392)	(1,146)	(914)
Other, net (b)					(238)	(607)	(451)	(321)
Earnings from continuing operations before taxes					$777	$295	$1,208	$1,031

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the six months ended June 30, 2018 includes inventory step-up amortization. Other, net for the three and six months ended June 30, 2018, includes restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere. Other, net for the six months ended June 30, 2017, includes the gain on the sale of the AMO business. Other, net for the three and six months ended June 30, 2017, includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.

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

	Net Sales to External Customers
(in millions)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,129	$1,021	10.5%	(1.8)%	12.3%
Nutritional Products	1,858	1,731	7.3	0.9	6.4
Diagnostic Products	1,873	1,273	47.2	2.6	44.6
Cardiovascular and Neuromodulation Products	2,421	2,260	7.1	2.7	4.4
Total Reportable Segments	7,281	6,285	15.8	1.4	14.4
Other	486	352	38.2	6.0	32.2
Net Sales	$7,767	$6,637	17.0	1.7	15.3

Total U.S.	$2,702	$2,360	14.5	—	14.5

Total International	$5,065	$4,277	18.4	2.6	15.8

	Net Sales to External Customers
(in millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$2,173	$1,971	10.2%	0.5%	9.7%
Nutritional Products	3,614	3,373	7.2	1.6	5.6
Diagnostic Products	3,710	2,431	52.6	3.6	49.0
Cardiovascular and Neuromodulation Products	4,744	4,363	8.7	3.7	5.0
Total Reportable Segments	14,241	12,138	17.3	2.6	14.7
Other	916	834	9.7	6.5	3.2
Net Sales	$15,157	$12,972	16.8	2.8	14.0

Total U.S.	$5,377	$4,684	14.8	—	14.8

Total International	$9,780	$8,288	18.0	4.5	13.5

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Excluding the impact of foreign exchange, net sales growth in 2018 was driven by growth in all of Abbott’s business segments and the acquisition of Alere Inc. (Alere) which closed in the fourth quarter of 2017. The increase in the Other category reflects growth in Abbott’s Diabetes Care business, partially offset by the sale of the Abbott Medical Optics (AMO) business to Johnson & Johnson.  The AMO business was included in Abbott’s results as a non-reportable segment through February 27, 2017, the date of the divestiture. Double-digit growth in Diabetes Care was led by FreeStyle® Libre, Abbott’s sensor-based continuous glucose monitoring (CGM) system, which removes the need for routine fingersticks for people with diabetes.

Excluding the impact of the Alere acquisition, the divestitures of AMO and the legacy St. Jude Medical vascular closure business, and the impact of foreign exchange, total net sales increased 8.0 percent in the second quarter of 2018 and 7.5 percent in the first six months of 2018, respectively. Sales related to these divestitures totaled $187 million in the first six months of 2017. Abbott’s net sales were also positively impacted by changes in foreign currency exchange rates during the period compared to 2017. The relatively weaker U.S. dollar increased total international sales by 2.6 percent and total sales by 1.7 percent in the second quarter of 2018. The relatively weaker U.S. dollar increased total international sales by 4.5 percent and total sales by 2.8 percent in the first six months of 2018.

The table below provides detail by sales category for the six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	June 30, 2018	June 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,659	$1,528	8.6%	(0.9)%	9.5%
Other Emerging Markets	514	443	15.9	5.8	10.1

Nutritionals —
International Pediatric Nutritionals	1,128	1,023	10.3	3.1	7.2
U.S. Pediatric Nutritionals	917	891	2.9	—	2.9
International Adult Nutritionals	947	847	11.9	2.6	9.3
U.S. Adult Nutritionals	622	612	1.6	—	1.6

Diagnostics —
Core Laboratory	2,147	1,931	11.2	4.2	7.0
Molecular	240	226	6.4	2.7	3.7
Point of Care	280	274	1.9	0.6	1.3
Rapid Diagnostics	1,043	—	n/m	n/m	n/m

Cardiovascular and Neuromodulation —
Rhythm Management	1,078	1,063	1.5	3.6	(2.1)
Electrophysiology	819	659	24.3	4.2	20.1
Heart Failure	316	301	4.7	1.9	2.8
Vascular	1,489	1,434	3.9	4.1	(0.2)
Structural Heart	608	524	16.0	5.4	10.6
Neuromodulation	434	382	13.5	1.7	11.8

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Sales in the Key Emerging Markets increased 9.5 percent compared to the first six months of 2017, excluding the unfavorable effect of foreign exchange, due to double-digit growth across several geographies including India and China.

The 7.2 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was primarily driven by strong growth across several countries in Asia, including Greater China. In the U.S., the 2.9 percent increase in Pediatric Nutritional sales reflects higher Pedialyte consumption and market share gains in the infant nutrition category. The 9.3 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued strong growth of the Ensure® and Glucerna® brands in Asia and Latin America. In the U.S., the 1.6 percent increase in Adult Nutritional sales was driven by the growth of Ensure products.

The 49.0 percent increase in Diagnostics sales, excluding the effect of foreign exchange, was primarily driven by Alere which was acquired in the fourth quarter of 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in Diagnostics increased 6.1 percent driven primarily by share gains in Core Laboratory in the U.S. and internationally.

The 5.0 percent increase in Cardiovascular and Neuromodulation Products sales, excluding the effect of foreign exchange, was driven by double-digit growth in Electrophysiology, Neuromodulation and Structural Heart. The growth in Electrophysiology reflects strong performance in cardiac mapping and ablation as well as share gains from the recent U.S. launch of Abbott’s Confirm RxTM Insertable Cardiac Monitor (ICM), the world’s first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias. In May 2018, Abbott announced U.S. FDA clearance of the AdvisorTM HD Grid Mapping Catheter, Sensor EnabledTM, which creates detailed maps of the heart and expands Abbott’s electrophysiology product portfolio. The growth in Neuromodulation reflects higher revenue for various products for the treatment of chronic pain and movement disorders. Growth in Structural Heart was driven by several product areas including the AMPLATZERTM PFO Occluder and MitraClip®, Abbott’s market-leading device for the minimally-invasive treatment of mitral regurgitation. In July, Abbott announced U.S. FDA approval for a next-generation version of MitraClip.

In Heart Failure, sales growth was led by higher international sales. In Vascular, higher international drug eluting stent (DES) sales and growth in vessel closure and other revenues offset lower U.S. DES sales due to lower market share. During the second quarter, Abbott received approval from the U.S. FDA for XIENCETM Sierra, the newest generation of its coronary stent system. During the second quarter, XIENCE Sierra also received national reimbursement in Japan to treat people with coronary artery disease.  In Rhythm Management, market share gains in the new patient segment were offset by replacement cycle dynamics.

The gross profit margin percentage was 50.5 percent for the second quarter of 2018 compared to 46.0 percent for the second quarter of 2017.  The gross profit margin percentage was 50.6 percent for the first six months of 2018 compared to 44.8 percent for the first six months of 2017. The increase primarily reflects the favorable comparison versus the prior year which included inventory step-up amortization related to the St. Jude Medical acquisition. The increase also reflects margin improvement in various businesses including Diabetes Care and Cardiovascular and Neuromodulation.

Research and development expenses increased by $55 million, or 10.5 percent, in the second quarter of 2018, and increased by $91 million, or 8.4 percent, in the first six months of 2018, due primarily to the addition of the acquired Alere business as well as higher spending in other areas including Cardiovascular and Neuromodulation.  For the six months ended June 30, 2018, research and development expenditures totaled $508 million for the Cardiovascular and Neuromodulation Products segment, $293 million for the Diagnostic Products segment, $98 million for the Nutritional Products segment and $92 million for the Established Pharmaceutical Products segment.

Selling, general and administrative expenses for the second quarter and first six months of 2018 increased 14.7 percent and 9.1 percent, respectively, due primarily to the addition of the acquired Alere business as well as higher spending to drive continued growth and market expansion in various businesses, partially offset by lower acquisition-related expenses.

In the first quarter of 2018, Abbott retrospectively adopted Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit cost to be presented separately from service cost, and outside any subtotal of income from operations. As a result of the new accounting standard, approximately $80 million of pension and other post retirement related income is now being reported in Other (income) expense, net in the first six months of 2018 and 2017.

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

In 2016, Abbott and St. Jude Medical agreed to sell certain businesses to Terumo Corporation (Terumo) for approximately $1.12 billion.  The sale included the St. Jude Medical Angio-Seal and Femoseal vascular closure and Abbott’s Vado Steerable Sheath businesses. The sale closed on January 20, 2017 and no gain or loss was recorded in the Condensed Consolidated Statement of Earnings.

On October 3, 2017, Abbott acquired Alere, a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion.  As part of the acquisition, Abbott tendered for Alere’s preferred shares for a total value of approximately $0.7 billion.  In addition, approximately $3.0 billion of Alere’s debt was assumed and subsequently repaid.  The acquisition establishes Abbott as a leader in point of care testing, expands Abbott’s global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition.

The preliminary allocation of the fair value of the Alere acquisition is shown in the table below. The allocation of the fair value of the acquisition will be finalized when the valuation is completed and differences between the preliminary and final allocation could be material.

(in billions)
Acquired intangible assets, non-deductible	$3.4
Goodwill, non-deductible	4.2
Acquired net tangible assets	0.9
Deferred income taxes recorded at acquisition	(0.7)
Net debt	(2.6)
Preferred stock	(0.7)
Total preliminary allocation of fair value	$4.5

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Diagnostic Products reportable segment. The acquired tangible assets consist primarily of trade accounts receivable of approximately $430 million, inventory of approximately $425 million, other current assets of $215 million, property and equipment of approximately $540 million, and other long-term assets of $112 million. The acquired tangible liabilities consist of trade accounts payable and other current liabilities of approximately $625 million and other non-current liabilities of approximately $160 million.

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

Restructuring Plans

The results for the first six months of 2018 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical and Alere, as well as costs related to other actions associated with the company’s plans to streamline various operations. Abbott recorded employee related severance and other charges of approximately $45 million in the first six months of 2018 related to these initiatives. Approximately $11 million is recognized in Cost of products sold, $10 million is recognized in Research and development and approximately $24 million is recognized in Selling, general and administrative expense.  See Note 10 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net decreased by $2 million in the second quarter of 2018 compared to 2017 and decreased by $1.1 billion in the first six months of 2018 compared to 2017. The decrease in the first six months of 2018 compared to 2017 was due to a pre-tax gain of $1.151 billion recorded in the first quarter of 2017 from Abbott’s completion of the sale of AMO to Johnson & Johnson.

Interest Expense, net

Interest expense, net increased $6 million in the second quarter of 2018 and $1 million in the first six months of 2018 compared to 2017 as lower interest income due to lower cash balances more than offset lower interest expense due to the repayment of debt.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2018, taxes on earnings from continuing operations include approximately $71 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first six months of 2018 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $31 million. In the first six months of 2017, taxes on earnings from continuing operations include $430 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $46 million for the first six months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $500 million and $700 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2012.

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

In the first six months of 2018, Abbott recorded a $16 million adjustment to the provisional transition tax liability for associated effects related to state tax. This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.476 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation. The $1.476 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

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

Earnings from discontinued operations, net of tax of $24 million and $46 million in the first six months of 2018 and 2017, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere, Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel.  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of June 30, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel.

(in millions)	June 30, 2018	December 31, 2017
Trade receivables, net	$13	$12
Total inventories	4	8
Current assets held for disposition	17	20
Net property and equipment	—	56
Intangible assets, net of amortization	19	18
Goodwill	102	102
Non-current assets held for disposition	121	176
Total assets held for disposition	$138	$196

Liquidity and Capital Resources June 30, 2018 Compared with December 31, 2017

The reduction of cash and cash equivalents from $9.4 billion at December 31, 2017 to $3.1 billion at June 30, 2018 primarily reflects repayment of debt and the payment of dividends, partially offset by cash generated from operations in the first six months of 2018. Working capital was $5.2 billion at June 30, 2018 and $11.2 billion at December 31, 2017.  The $6.0 billion decrease in working capital in 2018 is primarily due to the reduction in Cash and cash equivalents as discussed above.

Net cash from operating activities for the first six months of 2018 totaled $2.352 billion, an increase of $427 million over the prior year due primarily to higher segment operating earnings, continued improvements in working capital management, timing of pension contributions and lower acquisition-related expenses. Other, net in Net cash from operating activities for the first six months of 2018 was a use of $373 million and includes the impact of approximately $425 million of cash taxes paid.  The Other, net line in Net cash from operating activities for the first six months of 2017 of $50 million includes the impact of approximately $430 million of tax expense associated with the disposition of businesses. Other net, in the first six months of 2017 also includes contributions to defined benefit pension plans of $321 million. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

In the first six months of 2017, Abbott sold 50 million of the Mylan N.V. ordinary shares received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  The sale of these shares generated cash proceeds of approximately $1.9 billion.

On January 5, 2018, Abbott paid off its $2.8 billion 5-year term loan and the remaining $1.150 billion balance under its revolving credit agreement. On February 16, 2018, the board of directors authorized the redemption of up to $5 billion of currently outstanding long-term notes in addition to the $3.95 billion repaid in January 2018. On March 22, 2018, Abbott redeemed all of the $947 million principal amount of its 5.125% Notes due 2019, as well as $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019. Abbott incurred a net charge of $14 million related to the early repayment of this debt. On June 22, 2018, Abbott redeemed $1.3 billion of the $1.795 billion outstanding principal amount of its 2.35% Notes due 2019.

At June 30, 2018, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa2 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2019.

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

In each of the first two quarters of 2018, Abbott declared a quarterly dividend of $0.28 per share on its common shares, which represents an increase of approximately 6% over the $0.265 per share quarterly dividend declared in each of the first two quarters of 2017.

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

(b)         Changes in internal control over financial reporting. During the quarter ended June 30, 2018, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including (as of June 30, 2018, except where noted below) those described below.  While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

In its 2017 Annual Report on Form 10-K, Abbott reported that Alere Toxicology Services, Inc. had reached an agreement with the U.S. Environmental Protection Agency and agreed to pay a civil penalty of $186,225 with respect to potential violations of the Resources Conservation and Recovery Act and associated regulations at its Austin, Texas facility.  The civil penalty was paid in February 2018 and the matter was closed during the second quarter of 2018 in accordance with the agreement terms.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 – April 30, 2018	12,328	(1)	$58.084	—	$925,131,209	(2)
May 1, 2018 – May 31, 2018	12,328	(1)	$61.141	—	$925,131,209	(2)
June 1, 2018 – June 30, 2018	17,611	(1)	$62.824	—	$925,131,209	(2)
Total	42,267	(1)	$60.951	—	$925,131,209	(2)

(1)                     These shares include:

(i)                   the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 0 in April, 0 in May, and 5,283 in June; and

(ii)                the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 12,328 in April, 12,328 in May, and 12,328 in June.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)                 On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

Item 6.           Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective June 8, 2018, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated June 8, 2018.

12	Statement re: Computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: August 1, 2018