Form 10-Q
period 2018-09-30
ABBOTT LABORATORIES
filed 2018-10-31
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 30, 2018, Abbott Laboratories had 1,756,333,032 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net sales	$7,656	$6,829	$22,813	$19,801

Cost of products sold, excluding amortization of intangible assets	3,166	2,876	9,515	9,127
Amortization of intangible assets	544	501	1,690	1,415
Research and development	574	568	1,738	1,641
Selling, general and administrative	2,377	2,115	7,385	6,705
Total operating cost and expenses	6,661	6,060	20,328	18,888

Operating earnings	995	769	2,485	913

Interest expense	203	218	640	658
Interest (income)	(22)	(36)	(71)	(89)
Net foreign exchange (gain) loss	11	(6)	2	(34)
Net loss on extinguishment of debt	67	—	81	—
Other (income) expense, net	18	(33)	(93)	(1,279)
Earnings from continuing operations before taxes	718	626	1,926	1,657
Taxes on earnings from continuing operations	166	65	247	440
Earnings from continuing operations	552	561	1,679	1,217

Earnings from discontinued operations, net of tax	11	42	35	88

Net Earnings	$563	$603	$1,714	$1,305

Basic Earnings Per Common Share —
Continuing operations	$0.31	$0.32	$0.95	$0.70
Discontinued operations	0.01	0.02	0.02	0.05
Net earnings	$0.32	$0.34	$0.97	$0.75

Diluted Earnings Per Common Share —
Continuing operations	$0.31	$0.32	$0.94	$0.69
Discontinued operations	0.01	0.02	0.02	0.05
Net earnings	$0.32	$0.34	$0.96	$0.74

Cash Dividends Declared Per Common Share	$0.28	$0.265	$0.84	$0.795

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,759,585	1,743,757	1,757,018	1,737,310
Dilutive Common Stock Options	12,095	10,399	11,692	8,866

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,771,680	1,754,156	1,768,710	1,746,176

Outstanding Common Stock Options Having No Dilutive Effect	44	282	44	282

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Net Earnings	$563	$603	$1,714	$1,305
Foreign currency translation gain (loss) adjustments	(153)	285	(1,179)	1,106
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $16 and $48 in 2018 and $11 and $34 in 2017	22	23	106	86
Unrealized gains (losses) on marketable equity securities, net of taxes of $2 and $62 in 2017	—	(136)	—	(54)
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $16 and $44 in 2018 and $(10) and $(49) in 2017	35	(38)	121	(140)
Other comprehensive income (loss)	(96)	134	(952)	998
Comprehensive Income (Loss)	$467	$737	$762	$2,303

	September 30, 2018	December 31, 2017
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,631)	$(3,452)
Net actuarial (losses) and prior service (costs) and credits	(2,415)	(2,521)
Cumulative unrealized gains (losses) on marketable equity securities	—	(5)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	37	(84)
Accumulated other comprehensive income (loss)	$(7,009)	$(6,062)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$7,369	$9,407
Short-term investments	181	203
Trade receivables, less allowances of $326 in 2018 and $294 in 2017	5,271	5,249
Inventories:
Finished products	2,340	2,339
Work in process	561	472
Materials	880	790
Total inventories	3,781	3,601
Prepaid expenses and other receivables	1,582	1,667
Current assets held for disposition	12	20
Total Current Assets	18,196	20,147
Investments	971	883
Property and equipment, at cost	15,520	15,265
Less: accumulated depreciation and amortization	8,072	7,658
Net property and equipment	7,448	7,607
Intangible assets, net of amortization	19,477	21,473
Goodwill	23,416	24,020
Deferred income taxes and other assets	2,110	1,944
Non-current assets held for disposition	19	176
	$71,637	$76,250
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$211	$206
Trade accounts payable	2,730	2,402
Salaries, wages and commissions	1,241	1,187
Other accrued liabilities	3,807	3,811
Dividends payable	493	489
Income taxes payable	231	309
Current portion of long-term debt	4,063	508
Total Current Liabilities	12,776	8,912
Long-term debt	19,284	27,210
Post-employment obligations, deferred income taxes and other long-term liabilities	8,679	9,030
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2018: 1,970,590,472; 2017: 1,965,908,188	23,428	23,206
Common shares held in treasury, at cost — Shares: 2018: 214,257,440; 2017: 222,305,719	(9,858)	(10,225)
Earnings employed in the business	24,144	23,978
Accumulated other comprehensive income (loss)	(7,009)	(6,062)
Total Abbott Shareholders’ Investment	30,705	30,897
Noncontrolling Interests in Subsidiaries	193	201
Total Shareholders’ Investment	30,898	31,098
	$71,637	$76,250

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2018	2017
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,714	$1,305
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	825	763
Amortization of intangible assets	1,690	1,415
Share-based compensation	396	338
Amortization of inventory step-up	32	840
Gain on sale of businesses	—	(1,163)
Trade receivables	(280)	(169)
Inventories	(450)	39
Other, net	608	562
Net Cash From Operating Activities	4,535	3,930

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(927)	(790)
Acquisitions of businesses and technologies, net of cash acquired	—	(13,027)
Proceeds from business dispositions	48	5,442
Proceeds from the sale of Mylan N.V. shares	—	1,977
Sales (purchases) of other investment securities, net	(23)	(98)
Other	42	30
Net Cash (Used in) Investing Activities	(860)	(6,466)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	22	(1,424)
Proceeds from issuance of long-term debt	4,011	—
Repayments of long-term debt	(8,279)	(2,508)
Payment of debt issuance costs	—	(8)
Payment of contingent consideration	—	(13)
Purchases of common shares	(134)	(106)
Proceeds from stock options exercised	244	275
Dividends paid	(1,479)	(1,385)
Net Cash (Used in) Financing Activities	(5,615)	(5,169)

Effect of exchange rate changes on cash and cash equivalents	(98)	97

Net Decrease in Cash and Cash Equivalents	(2,038)	(7,608)
Cash and Cash Equivalents, Beginning of Year	9,407	18,620
Cash and Cash Equivalents, End of Period	$7,369	$11,012

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense.  While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations.  Abbott adopted the standard in the first quarter of 2018 and the Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of approximately $120 million of income from Operating earnings to Other (income) expense, net in the first nine months of 2017.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  Abbott adopted the standard on January 1, 2018.  Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Condensed Consolidated Statement of Earnings.  Previously, such fair value changes were recorded in other comprehensive income.  Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values.  These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.  Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Condensed Consolidated Statement of Earnings.  As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Condensed Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases on the balance sheet.  The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted.  Abbott will elect the transition method that allows the company to apply the standard at its adoption date rather than the beginning of the earliest comparative period presented in the financial statements.  Abbott is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The following tables provide detail by sales category:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$866	$866	$—	$885	$885
Other	—	293	293	—	286	286
Total	—	1,159	1,159	—	1,171	1,171

Nutritionals —
Pediatric Nutritionals	459	580	1,039	436	539	975
Adult Nutritionals	315	484	799	323	470	793
Total	774	1,064	1,838	759	1,009	1,768

Diagnostics —
Core Laboratory	249	837	1,086	230	803	1,033
Molecular	37	84	121	37	78	115
Point of Care	106	30	136	102	29	131
Rapid Diagnostics	274	207	481	—	—	—
Total	666	1,158	1,824	369	910	1,279

Cardiovascular and Neuromodulation —
Rhythm Management	252	256	508	250	261	511
Electrophysiology	189	217	406	147	195	342
Heart Failure	111	41	152	131	39	170
Vascular	284	436	720	292	432	724
Structural Heart	126	179	305	109	160	269
Neuromodulation	172	40	212	164	44	208
Total	1,134	1,169	2,303	1,093	1,131	2,224

Other	133	399	532	92	295	387

Total	$2,707	$4,949	$7,656	$2,313	$4,516	$6,829

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,525	$2,525	$—	$2,413	$2,413
Other	—	807	807	—	729	729
Total	—	3,332	3,332	—	3,142	3,142

Nutritionals —
Pediatric Nutritionals	1,376	1,708	3,084	1,327	1,562	2,889
Adult Nutritionals	937	1,431	2,368	935	1,317	2,252
Total	2,313	3,139	5,452	2,262	2,879	5,141

Diagnostics —
Core Laboratory	725	2,508	3,233	678	2,286	2,964
Molecular	114	247	361	123	218	341
Point of Care	324	92	416	324	81	405
Rapid Diagnostics	855	669	1,524	—	—	—
Total	2,018	3,516	5,534	1,125	2,585	3,710

Cardiovascular and Neuromodulation —
Rhythm Management	778	808	1,586	783	791	1,574
Electrophysiology	564	661	1,225	446	555	1,001
Heart Failure	342	126	468	363	108	471
Vascular	854	1,355	2,209	891	1,267	2,158
Structural Heart	353	560	913	320	473	793
Neuromodulation	513	133	646	461	129	590
Total	3,404	3,643	7,047	3,264	3,323	6,587

Other	349	1,099	1,448	346	875	1,221

Total	$8,084	$14,729	$22,813	$6,997	$12,804	$19,801

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Remaining Performance Obligations

As of September 30, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $2.8 billion in the Diagnostics segment and approximately $330 million in the Cardiovascular and Neuromodulation segment.  Abbott expects to recognize revenue on approximately 60% of these remaining performance obligations over the next 24 months, approximately 15% over the subsequent 12 months and the remainder thereafter.

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

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less.  Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract.  Abbott capitalizes these amounts as contract costs.  Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years.  The amounts as of September 30, 2018, were not significant.

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs.  Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years.  The amounts as of September 30, 2018, were not significant.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract.  Abbott’s contract liabilities arise primarily in the Cardiovascular and Neuromodulation reportable segment when payment is received upfront for various multi-period extended service arrangements.  Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at January 1, 2018	$198
Unearned revenue from cash received during the period	209
Revenue recognized that was included in contract liability balance at beginning of period	(155)
Balance at September 30, 2018	$252

Note 4 — Discontinued Operations

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business.  Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation.  AbbVie generally will be liable for all other taxes attributable to its business.  Earnings from discontinued operations, net of tax, of $35 million and $88 million in the first nine months of 2018 and 2017, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Note 5 — Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere Inc. (Alere), Abbott sold the Triage® MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel.  The decrease in net assets held for disposition primarily represents the completion of the transfer of certain assets and liabilities to Quidel.

(in millions)	September 30, 2018	December 31, 2017
Trade receivables, net	$9	$12
Total inventories	3	8
Current assets held for disposition	12	20
Net property and equipment	—	56
Intangible assets, net of amortization	—	18
Goodwill	19	102
Non-current assets held for disposition	19	176
Total assets held for disposition	$31	$196

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 6 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2018 and 2017 were $548 million and $558 million, respectively and for the nine months ended September 30, 2018 and 2017 were $1.669 billion and $1.211 billion, respectively.  Net earnings allocated to common shares for the three months ended September 30, 2018 and 2017 were $560 million and $601 million, respectively, and for the nine months ended September 30, 2018 and 2017 were $1.704 billion and $1.299 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2018 includes the favorable impact of improvements in working capital management, as well as the effect of non-cash charges related to the impairment of certain assets and the accrual of certain debt extinguishment costs.  The first nine months of 2017 includes the effects of contributions to defined benefit plans of $335 million.  The first nine months of 2017 also includes the impact of improved working capital management and approximately $435 million of tax expense related to business dispositions.

In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO) to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion, which is reported in Other (income) expense, net within the Condensed Consolidated Statement of Earnings in the first nine months of 2017.  Abbott recorded an after-tax gain of $728 million in the first nine months of 2017 related to the sale of AMO.  The operating results of AMO up through the date of sale continued to be included in Earnings from Continuing Operations as they did not qualify for reporting as discontinued operations.  For the first nine months ended September 30, 2017, the AMO losses before taxes included in Abbott’s consolidated earnings were $18 million.

In the first nine months of 2017, Abbott sold 51 million ordinary shares of Mylan N.V. received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  Abbott received $1.977 billion in proceeds from the sale of these shares.  Abbott recorded an immaterial pre-tax gain in the first nine months of 2017, which was recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings.

The components of long-term investments as of September 30, 2018 and December 31, 2017 are as follows:

Long-term Investments	September 30,	December 31,
(in millions)	2018	2017
Equity securities	$934	$797
Other	37	86
Total	$971	$883

Abbott’s equity securities as of September 30, 2018, include approximately $350 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition.  These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2018 with a carrying value of approximately $355 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $220 million that do not have a readily determinable fair value.  The $220 million carrying value includes an unrealized gain of approximately $50 million on an investment.  The gain was recorded in the second quarter of 2018 and relates to an observable price change for a similar investment of the same issuer.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 7 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Balance at June 30	$(4,478)	$(3,996)	$(2,437)	$(2,215)	$—	$13	$2	$(52)
Other comprehensive income (loss) before reclassifications	(153)	285	—	—	—	(136)	10	(44)
Amounts reclassified from accumulated other comprehensive income	—	—	22	23	—	—	25	6
Net current period comprehensive income (loss)	(153)	285	22	23	—	(136)	35	(38)
Balance at September 30	$(4,631)	$(3,711)	$(2,415)	$(2,192)	$—	$(123)	$37	$(90)

	Nine Months Ended September 30
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Balance at December 31, 2017 and 2016	$(3,452)	$(4,959)	$(2,521)	$(2,284)	$(5)	$(69)	$(84)	$49
Reclassified to Earnings employed in the business for adoption of ASU 2016-01	—	—	—	—	5	—	—	—
Impact of business dispositions	—	142	—	6	—	—	—	1
Other comprehensive income (loss) before reclassifications	(1,179)	1,106	—	—	—	47	38	(151)
Amounts reclassified from accumulated other comprehensive income	—	—	106	86	—	(101)	83	11
Net current period comprehensive income (loss)	(1,179)	1,106	106	86	—	(54)	121	(140)
Balance at September 30	$(4,631)	$(3,711)	$(2,415)	$(2,192)	$—	$(123)	$37	$(90)

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

September 30, 2018

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

The final allocation of the fair value of the Alere acquisition is shown in the table below:

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	3.7
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.4)
Net debt	(2.6)
Preferred stock	(0.7)
Total allocation of fair value	$4.5

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Diagnostic Products reportable segment.  The approximate value of the acquired tangible assets is $430 million of trade accounts receivable, $425 million of inventory, $225 million of other current assets, $540 million of property and equipment, and $210 million of other long-term assets.  The approximate value of the acquired tangible liabilities is $675 million of trade accounts payable and other current liabilities and $145 million of other non-current liabilities.

In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel.  The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately six months after the close of the transaction, and contingent consideration with a maximum value of $40 million.  In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million payable at the close of the transaction.  Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere.  The sale to Quidel closed on October 6, 2017, and the sale to Siemens closed on October 31, 2017.  No gain or loss on these sales was recorded in the Condensed Consolidated Statement of Earnings.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

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

Note 9 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.4 billion at September 30, 2018 and $24.0 billion at December 31, 2017.  The amounts reported at September 30, 2018 and December 31, 2017 exclude goodwill reported in non-current assets held for disposition.  Foreign currency translation adjustments decreased goodwill by approximately $277 million in the first nine months of 2018.  Purchase price accounting adjustments associated with the Alere acquisition decreased goodwill by $326 million in the first nine months of 2018.  The amount of goodwill related to reportable segments at September 30, 2018 was $3.1 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $15.4 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first nine months of 2018.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.7 billion as of September 30, 2018 and $25.6 billion as of December 31, 2017, and accumulated amortization was $9.8 billion as of September 30, 2018 and $8.1 billion as of December 31, 2017.  Purchase price allocation adjustments increased intangible assets by $280 million and foreign currency translation adjustments decreased intangible assets by $225 million during the first nine months of 2018.  The September 30, 2018 and December 31, 2017 amounts exclude net intangible assets reported in non-current assets held for disposition.  Abbott’s estimated annual amortization expense for intangible assets is approximately $2.4 billion in 2018, $2.3 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021 and $2.0 billion in 2022.  Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.6 billion and $3.9 billion as of September 30, 2018 and December 31, 2017, respectively.  The decrease in indefinite-lived intangible assets during the first nine months of 2018 primarily relates to purchase price allocation adjustments associated with the Alere acquisition.

Note 10 — Restructuring Plans

In 2017 and 2018, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the Cardiovascular and Neuromodulation segment and Alere into the Diagnostics segment, in order to leverage economies of scale and reduce costs.  In the first nine months of 2018, charges of $45 million, including one-time employee termination benefits were recognized, of which $4 million is recorded in Cost of products sold, $10 million is recorded in Research and development and $31 million as Selling, general and administrative expense.  The following summarizes the activity for the first nine months of 2018 related to these actions and the status of the related accrual as of September 30, 2018:

(in millions)
Accrued balance at December 31, 2017	$68
Restructuring charges recorded in 2018	45
Payments and other adjustments	(58)
Accrued balance at September 30, 2018	$55

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

From 2014 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses.  In the first nine months of 2018, charges of $18 million were recognized, of which $8 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $9 million as Selling, general and administrative expense.  The following summarizes the activity for the first nine months of 2018 related to these restructuring actions and the status of the related accrual as of September 30, 2018:

(in millions)
Accrued balance at December 31, 2017	$141
Restructuring charges recorded in 2018	18
Payments and other adjustments	(72)
Accrued balance at September 30, 2018	$87

Note 11 — Incentive Stock Programs

In the first nine months of 2018, Abbott granted 5,760,221 stock options, 871,331 restricted stock awards and 7,995,581 restricted stock units under its incentive stock programs.  At September 30, 2018, approximately 144 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at September 30, 2018 is as follows:

	Outstanding	Exercisable
Number of shares	33,984,922	21,496,161
Weighted average remaining life (years)	6.5	5.5
Weighted average exercise price	$41.88	$38.04
Aggregate intrinsic value (in millions)	$1,070	$759

The total unrecognized share-based compensation cost at September 30, 2018 amounted to approximately $439 million which is expected to be recognized over the next three years.

Note 12 — Debt and Lines of Credit

On January 5, 2018, Abbott paid off its $2.8 billion 5-year term loan and the remaining $1.150 billion balance under its revolving credit agreement.

On February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  Redemptions under this authorization include the following:

•                  $0.947 billion principal amount of its 5.125% Notes due 2019 — redeemed on March 22, 2018

•                  $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019 — redeemed on March 22, 2018

•                  $1.300 billion of the $1.795 billion outstanding principal amount of its 2.35% Notes due 2019 — redeemed on June 22, 2018

•                  $0.495 billion outstanding principal amount of its 2.35% Notes due 2019 — redeemed on September 28, 2018

$1.2 billion of the $5 billion authorization remains available.  Abbott incurred a net charge of $14 million related to the March 22, 2018 early repayment of debt.

On September 17, 2018, Abbott repaid upon maturity the $500 million aggregate principal amount outstanding of the 2.00% Senior Notes due 2018.

On September 27, 2018, Abbott’s wholly owned subsidiary, Abbott Ireland Financing DAC, completed a euro debt offering of €3.420 billion of long-term debt consisting of €1.140 billion of non-interest bearing Senior Notes due 2020 at 99.727% of par value; €1.140 billion of 0.875% Senior Notes due 2023 at 99.912% of par value; and €1.140 billion of 1.5% Senior Notes due 2026 at 99.723% of par value.  The proceeds equated to approximately $4 billion. The notes are guaranteed by Abbott.

On October 28, 2018, Abbott redeemed $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026.  These amounts are in addition to the $5 billion authorization discussed above.  Abbott incurred a net charge of $67 million in the third quarter of 2018 related to the early repayment of this debt.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 13 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $3.6 billion at September 30, 2018 and $3.3 billion at December 31, 2017 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of September 30, 2018 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At September 30, 2018 and December 31, 2017, Abbott held the gross notional amount of $15.6 billion and $20.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $4.0 billion at September 30, 2018 and December 31, 2017 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.  The amount of hedge ineffectiveness was not significant in 2018 and 2017.

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2018 and December 31, 2017:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	Sept. 30, 2018	Dec. 31, 2017	Balance Sheet Caption	Sept. 30, 2018	Dec. 31, 2017	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$—	Deferred income taxes and other assets	$272	$93	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	61	21	Prepaid expenses and other receivables	19	106	Other accrued liabilities
Others not designated as hedges	69	117	Prepaid expenses and other receivables	77	99	Other accrued liabilities

	$130	$138		$368	$298

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months and nine months ended September 30, 2018 and 2017.  The amount of hedge ineffectiveness was not significant in 2018 and 2017 for these hedges.

	Gain (loss) Recognized in Other Comprehensive Income (loss)				Income (expense) and Gain (loss) Reclassified into Income
	Three Months Ended Sept. 30		Nine Months Ended Sept. 30		Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$18	$(57)	$45	$(202)	$(37)	$(7)	$(120)	$(14)	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	—	—	—	(25)	n/a	n/a	n/a	n/a	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(42)	(1)	(179)	13	Interest expense

Losses of $10 million and gains of $26 million were recognized in the three months ended September 30, 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  Losses of $60 million and losses of $16 million were recognized in the nine months ended September 30, 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of September 30, 2018 and December 31, 2017 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2018		December 31, 2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$934	$934	$797	$797
Other	37	37	86	86
Total Long-term Debt	(23,347)	(24,013)	(27,718)	(29,018)
Foreign Currency Forward Exchange Contracts:
Receivable position	130	130	138	138
(Payable) position	(96)	(96)	(205)	(205)
Interest Rate Hedge Contracts:
(Payable) position	(272)	(272)	(93)	(93)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2018:
Equity securities	$363	$363	$—	$—
Foreign currency forward exchange contracts	130	—	130	—
Total Assets	$493	$363	$130	$—

Fair value of hedged long-term debt	$3,730	$—	$3,730	$—
Interest rate swap derivative financial instruments	272	—	272	—
Foreign currency forward exchange contracts	96	—	96	—
Contingent consideration related to business combinations	71	—	—	71
Total Liabilities	$4,169	$—	$4,098	$71

December 31, 2017:
Equity securities	$374	$374	$—	$—
Foreign currency forward exchange contracts	138	—	138	—
Total Assets	$512	$374	$138	$—

Fair value of hedged long-term debt	$3,898	$—	$3,898	$—
Interest rate swap derivative financial instruments	93	—	93	—
Foreign currency forward exchange contracts	205	—	205	—
Contingent consideration related to business combinations	120	—	—	120
Total Liabilities	$4,316	$—	$4,196	$120

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $125 million to $165 million.  The recorded accrual balance at September 30, 2018 for these proceedings and exposures was approximately $145 million.  This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott.  While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Note 15 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net cost recognized in continuing operations for the three months and nine months ended September 30 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost - benefits earned during the period	$76	$71	$221	$213	$7	$6	$20	$19
Interest cost on projected benefit obligations	77	72	232	215	12	12	36	34
Expected return on plan assets	(169)	(154)	(511)	(459)	(9)	(9)	(25)	(25)
Net amortization of:
Actuarial loss, net	51	41	154	123	8	6	25	18
Prior service cost (credit)	—	—	1	—	(11)	(11)	(34)	(34)
Net cost - continuing operations	$35	$30	$97	$92	$7	$4	$22	$12

In the first quarter of 2018, Abbott adopted ASU 2017-07 which requires all components of pension and other postretirement benefit expense except service cost to be presented outside any subtotal of income from operations.  These amounts are now classified as non-operating (income) loss.  Abbott’s Condensed Consolidated Statement of Earnings was retrospectively adjusted, resulting in the reclassification of approximately $40 million and $120 million of income from the Operating earnings line to the Other (income) expense, net line in the third quarter and first nine months of 2017, respectively.

In the first nine months of 2017, Abbott recognized a $10 million curtailment gain related to the disposition of AMO.

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2018 and 2017, $71 million and $335 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Note 16 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2018, taxes on earnings from continuing operations include approximately $80 million in excess tax benefits associated with share-based compensation.  Earnings from discontinued operations, net of tax, in the first nine months of 2018 reflect the recognition of $40 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $47 million.  In the first nine months of 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $88 million for the first nine months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $500 million and $700 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014.

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

September 30, 2018

(Unaudited)

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

In the first nine months of 2018, Abbott recorded a $53 million adjustment to the provisional transition tax liability for revisions to previously recorded federal estimates and associated effects related to state tax.  This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.513 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation.  The $1.513 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

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

September 30, 2018

(Unaudited)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Established Pharmaceutical Products	$1,159	$1,171	$3,332	$3,142	$289	$271	$664	$591
Nutritional Products	1,838	1,768	5,452	5,141	435	403	1,224	1,146
Diagnostic Products	1,824	1,279	5,534	3,710	443	353	1,375	975
Cardiovascular and Neuromodulation Products	2,303	2,224	7,047	6,587	730	682	2,215	1,990
Total Reportable Segments	7,124	6,442	21,365	18,580	1,897	1,709	5,478	4,702
Other	532	387	1,448	1,221
Net Sales	$7,656	$6,829	$22,813	$19,801
Corporate functions and benefit plans costs					(143)	(129)	(435)	(326)
Non-reportable segments					148	89	365	209
Net interest expense					(181)	(182)	(569)	(569)
Share-based compensation (a)					(83)	(75)	(396)	(338)
Amortization of intangible assets					(544)	(501)	(1,690)	(1,415)
Other, net (b)					(376)	(285)	(827)	(606)
Earnings from continuing operations before taxes					$718	$626	$1,926	$1,657

(a)           Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)          Other, net for the nine months ended September 30, 2018 includes inventory step-up amortization.  Other, net for the three and nine months ended September 30, 2018, includes restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere.  Other, net for the nine months ended September 30, 2017, includes the gain on the sale of the AMO business.  Other, net for the three and nine months ended September 30, 2017, includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisition of St. Jude Medical.

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

	Net Sales to External Customers
(in millions)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$1,159	$1,171	(0.9)%	(6.8)%	5.9%
Nutritional Products	1,838	1,768	4.0	(2.1)	6.1
Diagnostic Products	1,824	1,279	42.6	(2.5)	45.1
Cardiovascular and Neuromodulation Products	2,303	2,224	3.6	(1.2)	4.8
Total Reportable Segments	7,124	6,442	10.6	(2.8)	13.4
Other	532	387	37.3	(2.4)	39.7
Net Sales	$7,656	$6,829	12.1	(2.7)	14.8

Total U.S.	$2,707	$2,313	17.0	—	17.0

Total International	$4,949	$4,516	9.6	(4.1)	13.7

	Net Sales to External Customers
(in millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$3,332	$3,142	6.1%	(2.2)%	8.3%
Nutritional Products	5,452	5,141	6.1	0.3	5.8
Diagnostic Products	5,534	3,710	49.2	1.5	47.7
Cardiovascular and Neuromodulation Products	7,047	6,587	7.0	2.1	4.9
Total Reportable Segments	21,365	18,580	15.0	0.8	14.2
Other	1,448	1,221	18.5	3.7	14.8
Net Sales	$22,813	$19,801	15.2	0.9	14.3

Total U.S.	$8,084	$6,997	15.5	—	15.5

Total International	$14,729	$12,804	15.0	1.4	13.6

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2018, excluding the impact of foreign exchange, was driven by growth in all of Abbott’s business segments and the acquisition of Alere Inc. (Alere) which closed in the fourth quarter of 2017.  The increase in the Other category reflects growth in Abbott’s Diabetes Care business, partially offset by the sale of the Abbott Medical Optics (AMO) business to Johnson & Johnson.  The AMO business was included in Abbott’s results as a non-reportable segment through February 27, 2017, the date of the divestiture.  Double-digit growth in Diabetes Care was led by FreeStyle® Libre, Abbott’s sensor-based continuous glucose monitoring (CGM) system, which removes the need for routine fingersticks for people with diabetes.

Excluding the impact of the Alere acquisition, the divestitures of AMO and the legacy St. Jude Medical vascular closure business, and the impact of foreign exchange, total net sales increased 7.8 percent in the third quarter of 2018 and 7.6 percent in the first nine months of 2018.  Sales related to these divestitures totaled $187 million in the first nine months of 2017.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the third quarter as the relatively stronger U.S. dollar decreased total international sales by 4.1 percent and total sales by 2.7 percent.  Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the first nine months of 2018 as the relatively weaker U.S. dollar increased total international sales by 1.4 percent and total sales by 0.9 percent.

The table below provides detail by sales category for the nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	September 30, 2018	September 30, 2017	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,525	$2,413	4.6%	(3.9)%	8.5%
Other Emerging Markets	807	729	10.8	3.5	7.3

Nutritionals —
International Pediatric Nutritionals	1,708	1,562	9.3	0.8	8.5
U.S. Pediatric Nutritionals	1,376	1,327	3.7	—	3.7
International Adult Nutritionals	1,431	1,317	8.7	0.2	8.5
U.S. Adult Nutritionals	937	935	0.2	—	0.2

Diagnostics —
Core Laboratory	3,233	2,964	9.1	1.7	7.4
Molecular	361	341	5.8	1.3	4.5
Point of Care	416	405	2.5	0.3	2.2
Rapid Diagnostics	1,524	—	n/m	n/m	n/m

Cardiovascular and Neuromodulation —
Rhythm Management	1,586	1,574	0.8	2.0	(1.2)
Electrophysiology	1,225	1,001	22.3	2.3	20.0
Heart Failure	468	471	(0.6)	0.9	(1.5)
Vascular	2,209	2,158	2.4	2.3	0.1
Structural Heart	913	793	15.2	3.0	12.2
Neuromodulation	646	590	9.5	0.8	8.7

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Sales in the Key Emerging Markets increased 8.5 percent compared to the first nine months of 2017, excluding the unfavorable effect of foreign exchange, due to double-digit growth across several geographies including India and China.

The 8.5 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was primarily driven by double-digit growth across several countries in Asia.  In the U.S., the 3.7 percent increase in Pediatric Nutritional sales reflects growth in Pedialyte volume and market share gains in the infant nutrition category.  The 8.5 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued strong growth of the Ensure® and Glucerna® brands in Asia and Latin America.  In the U.S. Adult Nutritional business, growth of Ensure products was offset by Abbott’s wind down of a non-core product line.

The 47.7 percent increase in Diagnostics sales, excluding the effect of foreign exchange, was primarily driven by Alere which was acquired in the fourth quarter of 2017.  Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in Diagnostics increased 6.6 percent, reflecting above-market growth in Core Laboratory in the U.S. and internationally.

The 4.9 percent increase in Cardiovascular and Neuromodulation Products sales, excluding the effect of foreign exchange, was driven by growth in Electrophysiology, Structural Heart and Neuromodulation.

The growth in Electrophysiology was led by strong performance in cardiac mapping and ablation catheters, as well as the U.S. launch of Abbott’s Confirm RxTM Insertable Cardiac Monitor (ICM), the world’s first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias.  In May 2018, Abbott announced U.S. FDA clearance of the AdvisorTM HD Grid Mapping Catheter, Sensor EnabledTM, which creates detailed maps of the heart and expands Abbott’s electrophysiology product portfolio.

Growth in Structural Heart was driven by several product areas including the AMPLATZERTM PFO Occluder and MitraClip®, Abbott’s market-leading device for the minimally-invasive treatment of mitral regurgitation.  In July, Abbott announced U.S. FDA approval for a next-generation version of MitraClip.  In September, Abbott announced positive clinical results from its COAPT study, which demonstrated that MitraClip improved survival and clinical outcomes for select patients with functional mitral regurgitation. The COAPT study data will be submitted to the U.S. FDA to request approval of an expanded indication for MitraClip.

The growth in Neuromodulation reflects higher revenue for various products for the treatment of chronic pain and movement disorders.

In Vascular, growth in vessel closure and other revenues was partially offset by lower drug eluting stent sales due to lower U.S. market share and price erosion in various markets. During the second quarter of 2018, Abbott received approval from the U.S. FDA for XIENCETM Sierra, the newest generation of its coronary stent system.  During the second quarter of 2018, XIENCE Sierra also received national reimbursement in Japan to treat people with coronary artery disease.  In Rhythm Management, market share gains in the new patient segment were offset by replacement cycle dynamics.  In Heart Failure, international sales growth was offset by lower U.S. sales.  In October 2018, the HeartMate 3TM Left Ventricular Assist Device (LVAD) received U.S. FDA approval as a destination therapy for people living with advanced heart failure.

The gross profit margin percentage was 51.5 percent for the third quarter of 2018 compared to 50.6 percent for the third quarter of 2017.  The gross profit margin percentage was 50.9 percent for the first nine months of 2018 compared to 46.8 percent for the first nine months of 2017.  The increase primarily reflects the favorable comparison versus the prior year which included inventory step-up amortization related to the St. Jude Medical acquisition.  The increase also reflects margin improvement in various businesses including Diabetes Care and Cardiovascular and Neuromodulation.

Research and development expenses increased by $6 million, or 1.1 percent, in the third quarter of 2018, and increased by $97 million, or 5.9 percent, in the first nine months of 2018, due primarily to the addition of the acquired Alere business, as well as higher spending in other areas including Cardiovascular and Neuromodulation.  For the nine months ended September 30, 2018, research and development expenditures totaled $781 million for the Cardiovascular and Neuromodulation Products segment, $436 million for the Diagnostic Products segment, $146 million for the Nutritional Products segment and $135 million for the Established Pharmaceutical Products segment.

Selling, general and administrative expenses for the third quarter and first nine months of 2018 increased 12.4 percent and 10.1 percent, respectively, due primarily to the addition of the acquired Alere business, as well as higher spending to drive continued growth and market expansion in various businesses, partially offset by lower acquisition-related expenses.

In the first quarter of 2018, Abbott retrospectively adopted Accounting Standards Update (ASU) 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit cost to be presented separately from service cost, and outside any subtotal of income from operations. As a result of the new accounting standard, approximately $120 million of pension and other post retirement related income is now being reported in Other (income) expense, net in the first nine months of 2018 and 2017.

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

The final allocation of the fair value of the Alere acquisition is shown in the table below:

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	3.7
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.4)
Net debt	(2.6)
Preferred stock	(0.7)
Total allocation of fair value	$4.5

The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition.  The goodwill is identifiable to the Diagnostic Products reportable segment.  The approximate value of the acquired tangible assets is $430 million of trade accounts receivable, $425 million of inventory, $225 million of other current assets, $540 million of property and equipment, and $210 million of other long-term assets.  The approximate value of the acquired tangible liabilities is $675 million of trade accounts payable and other current liabilities and $145 million of other non-current liabilities.

In the third quarter of 2017, Alere entered into agreements to sell its Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel).  The transactions with Quidel reflect a total purchase price of $400 million payable at the close of the transaction, $240 million payable in six annual installments beginning approximately nine months after the close of the transaction, and contingent consideration with a maximum value of $40 million.  In the third quarter of 2017, Alere entered into an agreement with Siemens Diagnostics Holding II B.V. (Siemens) to sell its subsidiary, Epocal Inc., for approximately $200 million payable at the close of the transaction.  Alere agreed to divest these businesses in connection with the review by the Federal Trade Commission and the European Commission of Abbott’s agreement to acquire Alere.  The sale to Quidel closed on October 6, 2017, and the sale to Siemens closed on October 31, 2017.  No gain or loss on these sales was recorded in the Condensed Consolidated Statement of Earnings.

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

Restructuring Plans

The results for the first nine months of 2018 reflect charges under approved restructuring plans as part of the integration of the acquisition of St. Jude Medical and Alere, as well as costs related to other actions associated with the company’s plans to streamline various operations.  Abbott recorded employee related severance and other charges of $63 million in the first nine months of 2018 related to these initiatives, of which $12 million is recognized in Cost of products sold, $11 million is recognized in Research and development and $40 million is recognized in Selling, general and administrative expense.  See Note 10 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net decreased by $51 million in the third quarter of 2018, from $33 million of income in 2017 to $18 million of expense in 2018 and decreased by $1.2 billion in the first nine months of 2018 compared to 2017. The increase in expense in the third quarter of 2018 as compared to 2017 was due to the impairment of an investment. The decrease in income in the first nine months of 2018 compared to 2017 was due to a pre-tax gain of $1.163 billion recorded in 2017 from Abbott’s completion of the sale of AMO to Johnson & Johnson.

Interest Expense, net

Interest expense, net decreased $1 million in the third quarter of 2018 and was unchanged in the first nine months of 2018 compared to 2017 as lower interest expense due to the repayment of debt was offset by lower interest income due to lower cash balances.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2018, taxes on earnings from continuing operations include approximately $80 million in excess tax benefits associated with share-based compensation.  Earnings from discontinued operations, net of tax, in the first nine months of 2018 reflect the recognition of $40 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $47 million.  In the first nine months of 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business, which is taxed at a discrete tax rate.  Earnings from discontinued operations, net of tax, of $88 million for the first nine months of 2017 primarily reflects the recognition of net tax benefits as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $500 million and $700 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott’s federal income tax returns through 2013 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014.

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

In the first nine months of 2018, Abbott recorded a $53 million adjustment to the provisional transition tax liability for revisions to previously recorded federal estimates and associated effects related to state tax.  This adjustment increases the estimate of net tax expense for the impact of TCJA to $1.513 billion.

Given the significant complexity of the TCJA, Abbott will continue to evaluate and analyze the impact of this legislation.  The $1.513 billion estimate is provisional and is based on Abbott’s latest analysis of the TCJA and may be materially adjusted in future periods due to among other things, additional analysis performed by Abbott and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

Discontinued Operations

On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business.  Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income related taxes attributable to AbbVie’s business prior to the separation.  AbbVie generally will be liable for all other taxes attributable to its business.  Earnings from discontinued operations, net of tax, of $35 million and $88 million in the first nine months of 2018 and 2017, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions related to AbbVie’s operations for years prior to the separation.

Assets Held for Disposition

As discussed in Note 8 - Business Acquisitions, in conjunction with the acquisition of Alere, Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel.  The legal transfer of certain assets and liabilities related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries.  Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets.  The assets presented as held for disposition in the Condensed Consolidated Balance Sheet as of September 30, 2018 and December 31, 2017, primarily relate to the businesses sold to Quidel. The decrease in net assets held for disposition primarily represents the completion of the transfer of certain assets and liabilities to Quidel.

(in millions)	September 30, 2018	December 31, 2017
Trade receivables, net	$9	$12
Total inventories	3	8
Current assets held for disposition	12	20
Net property and equipment	—	56
Intangible assets, net of amortization	—	18
Goodwill	19	102
Non-current assets held for disposition	19	176
Total assets held for disposition	$31	$196

Liquidity and Capital Resources September 30, 2018 Compared with December 31, 2017

The reduction of cash and cash equivalents from $9.4 billion at December 31, 2017 to $7.4 billion at September 30, 2018 primarily reflects repayment of $8.3 billion of debt and the payment of dividends, partially offset by cash generated from operations in the first nine months of 2018, as well as, approximately $4 billion of proceeds from the issuance of long-term euro debt on September 27, 2018. The net proceeds from the euro bond offering were subsequently used to redeem approximately $4 billion of long-term debt in October 2018.  Working capital was $5.4 billion at September 30, 2018 and $11.2 billion at December 31, 2017.  The $5.8 billion decrease in working capital in 2018 is primarily due to the reduction in cash and cash equivalents, as well as, an increase in the current portion of long-term debt related to the debt that was subsequently redeemed in October 2018.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2018 totaled $4.5 billion, an increase of $605 million over the prior year due primarily to higher segment operating earnings, continued improvements in working capital management, timing of pension contributions and lower acquisition-related expenses.  Other, net in Net cash from operating activities for the first nine months of 2018 of $608 million includes the favorable impact of improvements in working capital management, as well as the effect of non-cash charges related to the impairment of certain assets and the accrual of certain debt extinguishment costs.  The Other, net line in Net cash from operating activities for the first nine months of 2017 of $562 million includes the impact of approximately $435 million of tax expense associated with the disposition of businesses. Other net, in the first nine months of 2017 also includes contributions to defined benefit pension plans of $335 million. Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

In the first nine months of 2017, Abbott sold 51 million of the Mylan N.V. ordinary shares received upon the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc.  The sale of these shares generated cash proceeds of approximately $1.977 billion.

On January 5, 2018, Abbott paid off its $2.8 billion 5-year term loan and the remaining $1.150 billion balance under its revolving credit agreement.

On February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  Redemptions under this authorization include the following:

•                  $0.947 billion principal amount of its 5.125% Notes due 2019 — redeemed on March 22, 2018

•                  $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019 — redeemed on March 22, 2018

•                  $1.300 billion of the $1.795 billion outstanding principal amount of its 2.35% Notes due 2019 — redeemed on June 22, 2018

•                  $0.495 billion outstanding principal amount of its 2.35% Notes due 2019 — redeemed on September 28, 2018

$1.2 billion of the $5 billion authorization remains available.  Abbott incurred a net charge of $14 million related to the March 22, 2018 early repayment of debt.

On September 17, 2018, Abbott repaid upon maturity the $500 million aggregate principal amount outstanding of the 2.00% Senior Notes due 2018.

On September 27, 2018, Abbott’s wholly owned subsidiary, Abbott Ireland Financing DAC, completed a euro debt offering of €3.420 billion of long-term debt consisting of €1.140 billion of non-interest bearing Senior Notes due 2020 at 99.727% of par value; €1.140 billion of 0.875% Senior Notes due 2023 at 99.912% of par value; and €1.140 billion of 1.5% Senior Notes due 2026 at 99.723% of par value.  The proceeds equated to approximately $4 billion. The notes are guaranteed by Abbott.

On October 28, 2018, Abbott redeemed $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026.  These amounts are in addition to the $5 billion authorization discussed above.  Abbott incurred a net charge of $67 million in the third quarter of 2018 related to the early repayment of this debt.

At September 30, 2018, Abbott’s long-term debt rating was BBB by Standard & Poor’s Corporation and Baa1 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2019.

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

In each of the first three quarters of 2018, Abbott declared a quarterly dividend of $0.28 per share on its common shares, which represents an increase of approximately 6% over the $0.265 per share quarterly dividend declared in each of the first three quarters of 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases on the balance sheet.  The standard becomes effective for Abbott beginning in the first quarter of 2019 and early adoption is permitted.  Abbott will elect the transition method that allows the company to apply the standard at its adoption date rather than the beginning of the earliest comparative period presented in the financial statements.  Abbott is currently evaluating the effect that the new guidance will have on its consolidated financial statements.

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

(b)         Changes in internal control over financial reporting. During the quarter ended September 30, 2018, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.           Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2017 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 — July 31, 2018	0	(1)	$—	—	$925,131,209	(2)
August 1, 2018 —August 31, 2018	12,328	(1)	$63.369	—	$925,131,209	(2)
September 1, 2018 — September 30, 2018	26,017	(1)	$67.884	—	$925,131,209	(2)
Total	38,345	(1)	$66.432	—	$925,131,209	(2)

1.                          These shares include:

(i)                   the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 0 in July, 0 in August, and 13,689 in September; and

(ii)                the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in July, 12,328 in August, and 12,328 in September.

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

4.1

Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated September 28, 2018.

4.2

First Supplemental Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and transfer agent, and Elavon Financial Services DAC, as registrar, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 28, 2018.

4.3	Form of 0.000% Note due 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 28, 2018).

4.4	Form of 0.875% Note due 2023 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 28, 2018).

4.5	Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 28, 2018).

12	Statement re: Computation of ratio of earnings to fixed charges.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Cash Flows; and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance
and Chief Financial Officer

Date: October 31, 2018