Form 10-K
period 2018-12-31
ABBOTT LABORATORIES
filed 2019-02-22
CIK 1800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, Without Par Value	New York Stock Exchange Chicago Stock Exchange

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

Yes ☒            No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐            No ☒

The aggregate market value of the 1,710,210,374 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories' most recently completed second fiscal quarter (June 30, 2018), was $104,305,730,710. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2019: 1,756,470,269

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2019 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 15, 2019.

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

        The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

  •
  gastroenterology products, including Creon™, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal™ and Dicetel®, for the treatment of irritable bowel syndrome or biliary spasm; Heptral™, Transmetil®, and Samyr®, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms; and Duphalac™, for regulation of the physiological rhythm of the colon;

  •
  women's health products, including Duphaston™, for the treatment of many different gynecological disorders; and Femoston™, a hormone replacement therapy for postmenopausal women;

  •
  cardiovascular and metabolic products, including Lipanthyl™ and TriCor®, for the treatment of dyslipidemia; Teveten™ and Teveten™ Plus, for the treatment of essential hypertension, and Physiotens™, for the treatment of hypertension; and Synthroid™, for the treatment of hypothyroidism;

  •
  pain and central nervous system products, including Serc™, for the treatment of Ménière's disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation, and Sevedol®, for the treatment of severe migraines; and

  •
  respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin®, Klacid™, and Klaricid™); and Influvac™, an influenza vaccine.

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

        Competition in the Established Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. In addition, the substitution of generic drugs for the brand prescribed and introduction of additional forms of already marketed established products by generic or branded competitors may increase competitive pressures.

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

        The principal products included in the Diagnostic Products segment are:

  •
  core laboratory systems in the areas of immunoassay, clinical chemistry, hematology, and transfusion, including the Alinity® family of instruments, ARCHITECT®, ABBOTT PRISM®, and Cell-Dyn®, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, and therapeutic drug monitoring;

  •
  molecular diagnostics systems, including the m2000™, an instrument that automates the extraction, purification, and preparation of DNA and RNA from patient samples, and detects and measures infectious agents including HIV, HBV, HCV, HPV, and CT/NG; and the Vysis® FISH product line of genomic-based tests;

  •
  point of care systems, including the i-STAT® and next-generation i-STAT® Alinity® and cartridges for blood analysis;

  •
  rapid diagnostics systems in the areas of infectious disease, including respiratory illness such as influenza, HIV, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA™ HIV-1/2 Viral Load Test, and for influenza A & B, RSV and strep A, including the ID NOW™ rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech™ platforms and tests; a toxicology business for drug and alcohol testing; and remote patient monitoring and consumer self-testing; and

  •
  informatics and automation solutions for use in laboratories, including laboratory automation systems, the RALS point of care solution, and AlinIQ™, a suite of informatics tools and professional services.

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

        The principal products included in the Nutritional Products segment are:

  •
  various forms of prepared infant formula and follow-on formula, including Similac®, Similac Pro-Advance®, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive®, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac®, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, Grow™, Similac En Mei Li™, and Eleva™;

  •
  adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, EleCare®, Juven®, Abound®, Pedialyte® and Zone Perfect®; and

  •
  nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, Nepro®, and Vital®.

        Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott's brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Similac®, Gain™, Grow™, Eleva™, PediaSure®, PediaSure SideKicks®, Pedialyte®, Ensure®, Zone Perfect®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets where appropriate.

        Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, retail distribution, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers' products may increase competitive pressure.

Cardiovascular and Neuromodulation Products

        These products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, as well as neuromodulation devices for the management of chronic pain and movement disorders. These products are manufactured, marketed and sold worldwide. In the United States, these products are generally marketed and sold directly to hospitals, ambulatory surgery centers, and physicians' offices from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

        The principal products included in the Cardiovascular and Neuromodulation Products segment are:

  •
  rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems; Ellipse® and Fortify Assura® implantable cardioverter defibrillators and Quadra Assura MP® implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint® Pacing technology;

  •
  electrophysiology products, including the TactiCath® family of ablation catheters and FlexAbility® irrigated ablation catheters; Ampere® RF ablation generator; and EnSite Precision® cardiac mapping system; Confirm Rx® implantable cardiac monitor; and the Advisor® HD Grid mapping catheter;

  •
  heart failure related products, including the HeartMate™ left ventricular device family and the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system;

  •
  vascular products, including the XIENCE™ family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE® and Perclose ProGlide® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; and the OPTIS® integrated system with the Dragonfly OPTIS® imaging catheter and PressureWire® fractional flow reserve measurement systems;

  •
  structural heart products, including MitraClip®, a percutaneous mitral valve repair system; Trifecta® Valve with Glide™ Technology, a surgical tissue heart valve; Portico® transcatheter aortic heart valve, Regent™ mechanical heart valve, and AMPLATZER® PFO occluders; and

  •
  neuromodulation products, including spinal cord stimulators Proclaim™ Elite Recharge-free IPG and Prodigy MRI® IPG, both with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the Infinity® Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

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

Other Products

        The principal products in Abbott's other businesses include continuous glucose and blood glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand such as the FreeStyle Libre® system. These products are marketed worldwide and generally sold directly to wholesalers, government agencies, private health care organizations, health care facilities, mail order pharmacies, and independent retailers from Abbott-owned distribution centers and public warehouses. Some of these products are also marketed and distributed through distributors. Blood and continuous glucose monitoring systems are also marketed and sold to consumers. These products are subject to regulatory changes and competition in technological innovation, price, convenience of use, service, and product performance.

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

Patents, Trademarks, and Licenses

        Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott's products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents which expire during the period 2019 to 2039, in the aggregate, are believed to be of material importance in the operation of Abbott's business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott's business as a whole.

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

Environmental Matters

        Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott's capital and operating expenditures for pollution control in 2018 were not material and are not expected to be material in 2019.

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

Employees

        Abbott employed approximately 103,000 people as of December 31, 2018.

Regulation

        The development, manufacture, marketing, sale, promotion, and distribution of Abbott's products are subject to comprehensive government regulation by the U.S. Food and Drug Administration and similar international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott's products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. In addition, Abbott's clinical laboratories and associated testing services are subject to comprehensive government regulation, including registration, certification, and licensure, by federal, state, and local agencies, such as the Centers for Medicare & Medicaid Services, the Drug Enforcement Administration, the Substance Abuse and Mental Health Services Administration, and their respective foreign counterparts. Certain of these agencies require our clinical laboratories to meet quality assurance, quality control, and personnel standards and undergo inspections.

        Abbott's international operations are also affected by trade and investment regulations in many countries. These may require local investment, restrict Abbott's investments, or limit the import of raw materials and finished products.

        Abbott's home monitoring services and related products and laboratories that provide Abbott and third-party medical devices to consumers in the United States are subject to additional federal, state, and local laws and regulations applicable to health care providers and suppliers that submit claims for reimbursement to third-party payors. Medicare, Medicaid, and other third-party payors may from time to time conduct inquiries, claims audits, investigations, and enforcement actions relating to the claims or enrollment criteria.

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

        Compliance with these laws and regulations is costly and materially affects Abbott's business. Among other effects, health care regulations substantially increase the time, difficulty, and costs incurred in obtaining and maintaining approval to market newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product's production and sale, suspension or revocation of billing privileges, and other civil or criminal sanctions, including fines and penalties. Similarly, compliance with the laws and regulations governing clinical laboratories and testing services requires specialized expertise. Failure to comply with these regulatory requirements can result in sanctions, including suspension, revocation, or limitation of a laboratory's certification, which is necessary to conduct business, as well as significant fines or criminal penalties.

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

        The Affordable Care Act also includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services for subsequent public disclosure. In October 2018, the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act significantly expanded the types of healthcare providers for which reporting is required, beginning with reports filed in 2022. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

        Policy changes, including potential modification or repeal of all or parts of the Affordable Care Act, or implementation of new health care legislation, could result in significant changes to the health care system.

        The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information and financial information), is increasing. For example, the European Union has enacted stricter data protection laws, which took effect in 2018, that contain enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the U.S. Food and Drug Administration has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering "data localization" laws, which limit companies' ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

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

 INTERNET INFORMATION

        Copies of Abbott's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Abbott's investor relations website (www.abbottinvestor.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission. These reports and other information are also available, free of charge, at www.sec.gov.

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

        Abbott's products are subject to rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug, medical device, or diagnostic product can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain, approvals for future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and substantial additional costs.

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

Abbott has incurred and assumed significant indebtedness, which has increased consolidated interest expense and could decrease business flexibility.

        Abbott incurred and assumed significant indebtedness in connection with the 2017 acquisitions of St. Jude Medical and Alere. As of December 31, 2018, Abbott's consolidated indebtedness was approximately $19.6 billion. This consolidated indebtedness increased Abbott's consolidated interest expense and could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

Abbott depends on sophisticated information technology systems and maintains protected personal data, and a cyber attack or other breach affecting these information technology systems or protected data could have a material adverse effect on Abbott's results of operations.

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

        Abbott also collects, manages and processes protected personal data, including protected health information, in connection with certain medical products and service offerings. For additional information concerning data privacy and security regulation, see the discussion in "Regulation" under Item 1, "Business." A breach of protected personal information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, reputational damage, lost revenue, and fines or penalties.

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

        Many of Abbott's businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott's intellectual property have come from other companies, governments may also challenge intellectual property protections. To the extent Abbott's intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott's businesses could suffer. To the extent that countries do not enforce Abbott's intellectual property rights, Abbott's future revenues and operating income could be reduced. Any material litigation regarding Abbott's patents and trademarks is described in the section captioned "Legal Proceedings."

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

        Although Abbott's financial statements are denominated in U.S. dollars, a significant portion of Abbott's revenues and costs are realized in other currencies. Sales outside of the United States in 2018 made up approximately 65 percent of Abbott's net sales. Abbott's profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott's assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

        Information on the impact of foreign exchange rates on Abbott's financial results is contained in the "Financial Review — Results of Operations" section in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott's 2018 Form 10-K. Information on Abbott's hedging arrangements is contained in Note 12 to the consolidated financial statements in this report.

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

        Abbott's business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2018 made up approximately 65 percent of Abbott's net sales. Additional risks associated with Abbott's international operations include:

  •
  differing local product preferences and product requirements;

  •
  trade protection measures, including tariffs, import or export licensing requirements, and changes to international trade agreements;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2018, Abbott owned or leased properties totaling approximately 42 million square feet, of which approximately 70% is owned by Abbott. Abbott's principal corporate offices are located in Illinois and are owned by Abbott.

        Abbott operates 94 manufacturing facilities globally. Abbott's facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott's reportable segments as follows:

Reportable Segments	Manufacturing Sites
Cardiovascular and Neuromodulation Products	25
Diagnostic Products	23
Established Pharmaceutical Products	30
Nutritional Products	14
Non-Reportable	2

Worldwide Total	94

        Abbott's research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including China, Colombia, India, Singapore, Spain, and the United Kingdom.

        There are no material encumbrances on the properties.

ITEM 3.    LEGAL PROCEEDINGS

        Abbott is involved in various claims, legal proceedings and investigations. While it is not feasible to predict the outcome of such pending claims, proceedings and investigations with certainty, management is of the opinion that their ultimate resolution should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

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

        Abbott's executive officers, their ages as of February 22, 2019, and the dates of their first election as officers of Abbott are listed below. The executive officers' principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any corporate officers or directors.

Miles D. White, 63

  1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

  Elected Corporate Officer — 1993.

Robert B. Ford, 45

  2018 to present — President and Chief Operating Officer.

  2015 to 2018 — Executive Vice President, Medical Devices.

  2014 to 2015 — Senior Vice President, Diabetes Care.

  2008 to 2014 — Vice President, Diabetes Care, Commercial Operations.

  Elected Corporate Officer — 2008.

Hubert L. Allen, 53

  2013 to present — Executive Vice President, General Counsel and Secretary.

  Elected Corporate Officer — 2012.

Brian J. Blaser, 54

  2012 to present — Executive Vice President, Diagnostics Products.

  Elected Corporate Officer — 2008.

John M. Capek, 57

  2015 to present — Executive Vice President, Ventures.

  2007 to 2015 — Executive Vice President, Medical Devices.

  Elected Corporate Officer — 2006.

Stephen R. Fussell, 61

  2013 to present — Executive Vice President, Human Resources.

  Elected Corporate Officer — 1999.

Andrew H. Lane, 48

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

Daniel Salvadori, 40

  2017 to present — Executive Vice President, Nutritional Products.

  2014 to 2017 — Senior Vice President, Established Pharmaceuticals, Latin America.

  2013 to 2014 — Chief Executive Officer, Latin America, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  Elected Corporate Officer — 2014.

Brian B. Yoor, 49

  2017 to present — Executive Vice President, Finance and Chief Financial Officer.

  2015 to 2017 — Senior Vice President, Finance and Chief Financial Officer.

  2013 to 2015 — Vice President, Investor Relations.

  Elected Corporate Officer — 2013.

Roger M. Bird, 62

  2015 to present — Senior Vice President, U.S. Nutrition.

  2009 to 2015 — Divisional Vice President and General Manager, China and Hong Kong, Nutritional Products.

  Elected Corporate Officer — 2015.

Sharon J. Bracken, 48

  2017 to present — Senior Vice President, Rapid Diagnostics.

  2013 to 2017 — Vice President, Diagnostics, Abbott Point of Care.

  Elected Corporate Officer — 2013.

Charles R. Brynelsen, 62

  2017 to present — Senior Vice President, Abbott Vascular.

  2016 to 2017 — Managing Director, CB Business Advisors, Inc. (a medical device consulting firm).

  2015 to 2016 — Senior Vice President and President, Medtronic Early Technologies, Medtronic plc (a global medical device company).

  2013 to 2015 — President, Early Technologies, Covidien plc (a global healthcare products company).

  Elected Corporate Officer — 2017.

Jaime Contreras, 62

  2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

  Elected Corporate Officer — 2003.

Robert E. Funck, 57

  2018 to present — Senior Vice President, Finance and Controller.

  2013 to 2018 — Vice President, Controller.

  Elected Corporate Officer — 2005.

Sammy Karam, 57

  2019 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

  2014 to 2019 — Divisional Vice President, Global Marketing Commercial Execution, Established Pharmaceuticals.

  2010 to 2014 — Regional Director Southern Europe, Russia, Ukraine, CIS, Australia and New Zealand, Omega Pharma NV (a Belgian healthcare products company).

  Elected Corporate Officer — 2019.

Joseph Manning, 50

  2017 to present — Senior Vice President, International Nutrition.

  2015 to 2017 — Vice President, Nutrition, Asia Pacific.

  2014 to 2015 — General Manager, Indonesia, Nutritional Products.

  2009 to 2014 — General Manager, Russia, Nutritional Products.

  Elected Corporate Officer — 2015.

Michael J. Pederson, 57

  2017 to present — Senior Vice President, CRM and AF/EP.

  2015 to 2017 — Divisional Vice President and General Manager, Abbott Electrophysiology.

  2011 to 2015 — Chief Executive Officer, VytronUS, Inc. (a medical device company focused on developing electrophysiology technologies).

  Elected Corporate Officer — 2017.

Jared L. Watkin, 51

  2015 to present — Senior Vice President, Diabetes Care.

  2010 to 2015 — Divisional Vice President, Technical Operations, Diabetes Care.

  Elected Corporate Officer — 2015.

Alejandro D. Wellisch, 44

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

  2012 to 2014 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, CFR Pharmaceuticals S.A. (a Latin American pharmaceutical company).

  Elected Corporate Officer — 2017.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

        The principal market for Abbott's common shares is the New York Stock Exchange under the symbol "ABT." Shares are also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges. Outside the United States, Abbott's shares are listed on the SIX Swiss Exchange.

Shareholders

        There were 42,827 shareholders of record of Abbott common shares as of December 31, 2018.

Tax Information for Shareholders

        In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2018.

        If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 — October 31, 2018	0	(1)	—	0	$925,131,209	(2)
November 1, 2018 — November 30, 2018	13,140	(1)	$68.580	0	$925,131,209	(2)
December 1, 2018 — December 31, 2018	1,886,483	(1)	$68.856	1,886,483	$795,235,049	(2)
Total	1,899,623	(1)	$68.854	1,886,483	$795,235,049	(2)

(1)
These shares include:

(i)
the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 0 in October, 812 in November, and 0 in December; and

(ii)
the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan — 0 in October, 12,328 in November, and 0 in December.

  These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

(2)
On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31
	2018	2017	2016	2015	2014
Net sales (1)	$30,578	$27,390	$20,853	$20,405	$20,247
Earnings from continuing operations (1)	2,334	353	1,063	2,606	1,721
Net earnings	2,368	477	1,400	4,423	2,284
Basic earnings per common share from continuing operations (1)	1.32	0.20	0.71	1.73	1.13
Basic earnings per common share	1.34	0.27	0.94	2.94	1.50
Diluted earnings per common share from continuing operations (1)	1.31	0.20	0.71	1.72	1.12
Diluted earnings per common share	1.33	0.27	0.94	2.92	1.49
Total assets	67,173	76,250	52,666	41,247	41,207
Long-term debt, including current portion	19,366	27,718	20,684	5,874	3,448
Cash dividends declared per common share	1.16	1.075	1.045	0.98	0.90

(1)
Amounts reflect Abbott's developed markets branded generics pharmaceuticals, animal health and former research-based pharmaceuticals business as discontinued operations.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's primary products are cardiovascular and neuromodulation products, diagnostic testing products, nutritional products and branded generic pharmaceuticals. Sales in international markets comprise approximately 65 percent of consolidated net sales.

        Over the last several years, Abbott proactively shaped the company with the strategic intent to deliver sustainable growth in all of its businesses. Significant steps over the last three years included:

  •
  In January 2017, Abbott acquired St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion, including approximately $13.6 billion in cash and approximately $10 billion in Abbott common shares, based on Abbott's closing stock price on the acquisition date. As part of the acquisition, Abbott assumed, repaid or refinanced approximately $5.9 billion of St. Jude Medical's debt. The acquisition provided expanded opportunities for future growth and is an important part of the company's effort to develop a strong, diverse portfolio. The combined business competes in nearly every area of the $30 billion global cardiovascular device market, as well as in neuromodulation which treats chronic pain and movement disorders.

  •
  In October 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott also tendered for Alere's preferred shares for a total value of approximately $0.7 billion and assumed and subsequently repaid approximately $3.0 billion of Alere's debt. The acquisition established Abbott as a leader in point of care testing, expanded Abbott's global diagnostics presence and provided access to new products, channels and geographies.

  •
  In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash and recognized an after-tax gain of $728 million. The operating results of AMO were included in Earnings from Continuing Operations up to the date of sale as the business did not qualify for reporting as discontinued operations.

        The sales increase over the last three years reflects both the 2017 acquisitions of St. Jude Medical and Alere and volume growth across Abbott's businesses, most notably in the Established Pharmaceuticals, Diabetes Care and Diagnostics businesses. Volume growth reflects the introduction of new products as well as higher sales of existing products. In 2017, the acquisitions of St. Jude Medical and Alere, partially offset by the sale of AMO, contributed 26.5 percentage points of Abbott's total sales growth versus 2016. Sales in emerging markets, which represent approximately 40 percent of total company sales, increased 12.3 percent in 2018 and 13.9 percent in 2017, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.)

        Over the last three years, Abbott's operating margin was positively impacted by margin improvements across various businesses, including Established Pharmaceuticals, Core Laboratory, and Diabetes Care, partially offset by higher amortization and other costs associated with the acquisitions. In 2018, Abbott's operating margin increased by approximately 6 percentage points primarily due to operating margin improvement in various businesses and lower inventory step-up amortization and integration costs associated with the acquisitions, partially offset by higher intangible amortization. In 2017, Abbott's operating margin decreased by approximately 9 percentage points primarily due to costs associated with the acquisitions, including higher intangible amortization expense, inventory step-up amortization and integration costs, partially offset by operating margin improvement in various businesses.

        Since the beginning of the first quarter of 2017, the results of Abbott's Cardiovascular and Neuromodulation Products segment include Abbott's historical Vascular Products segment and St. Jude Medical from the date of acquisition. Excluding the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment increased 4.9 percent in 2018 and 207.4 percent in 2017. The sales increase in 2018 was driven primarily by higher Structural Heart, Electrophysiology, and Neuromodulation sales. The sales increase in 2017 was driven by the acquisition of St. Jude Medical. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the Cardiovascular and Neuromodulation Products segment were essentially unchanged in 2017 versus the prior year. In 2017, higher structural heart and endovascular sales were offset by lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement in Abbott's vascular business.

        In 2018, operating earnings for this segment increased 9.9 percent. The operating margin profile declined from 35.8 percent of sales in 2016 to 31.7 percent in 2018 primarily due to the mix of business resulting from the acquisition of St. Jude Medical and ongoing pricing pressures in the coronary business. Cost improvement initiatives contributed to an improvement in the operating margin profile from 30.5 percent in 2017 to 31.7 percent in 2018.

        In 2018, the Cardiovascular and Neuromodulation Products segment received approval or clearance from the U.S. Food and Drug Administration (FDA) for the following products:

  •
  the Advisor® HD Grid Mapping Catheter, Sensor Enabled™, which creates highly detailed maps of the heart and expands Abbott's electrophysiology product portfolio,

  •
  the next-generation version of Abbott's leading MitraClip® heart valve repair device,

  •
  the HeartMate 3® Left Ventricular Assist Device (LVAD) as a destination (long-term use) therapy, and

  •
  the XIENCE Sierra® Drug Eluting Stent System, which is the next generation of its drug-eluting coronary stent system. The XIENCE Sierra Drug Eluting Stent System also received national reimbursement in Japan to treat people with coronary artery disease.

        In Abbott's worldwide diagnostics business, sales growth over the last three years reflected the acquisition of Alere in October 2017, as well as continued market penetration by the core laboratory business in the U.S. and internationally. Alere's results are included in Abbott's Diagnostic Products reportable segment from the date of acquisition. Worldwide diagnostic sales increased 33.6 percent in 2018 and 16.7 percent in 2017, excluding the impact of foreign exchange. Excluding the impact of the Alere acquisition, as well as the impact of foreign exchange, sales in the Diagnostic Products segment increased 6.5 percent in 2018 and 5.5 percent in 2017. This growth includes the continued roll-out of Alinity®, which is Abbott's integrated family of next-generation diagnostic systems and solutions that are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results. Abbott has regulatory approvals in the U.S., Europe, China, and other markets for the "Alinity c" and "Alinity i" instruments for clinical chemistry and immunoassay diagnostics, respectively. In 2018, Abbott accelerated the launch of Alinity in Europe and other international markets after a broad range of assays obtained regulatory approval and were added to the test menu. Abbott also continued the roll-out of "Alinity s" for blood and plasma screening.

        Margin improvement continued to be a key focus for the Diagnostics business in 2018 and 2017. While operating margins of 24.9 percent of sales in 2018 have remained relatively unchanged from the 24.8 percent of sales reported in 2016, this reflects dilution to the operating margin profit from the acquisition of Alere and the negative impact of foreign exchange, offset by the continued execution of efficiency initiatives in the manufacturing and supply chain functions.

        In Abbott's worldwide nutritional products business, sales over the last three years were positively impacted by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets, as well as by numerous new product introductions that leveraged Abbott's strong brands. In 2018, excluding the impact of foreign exchange, the nutritional business experienced above-market growth in the worldwide pediatric business driven by market leading brands Similac® and Pedialyte® in the U.S. as well as growth across several markets in Asia. Worldwide, adult nutrition sales increased in 2018 led by the growth of Ensure®, Abbott's market-leading complete and balanced nutrition brand, and Glucerna®, Abbott's market-leading diabetes-specific nutrition brand.

        In 2017, the nutritionals business experienced growth in the U.S. driven by above-market performance in Abbott's infant and toddler brands. Internationally, 2017 sales growth in China and India was partially offset by challenging market conditions in the infant formula market in various emerging markets. With respect to the profitability of the nutritional products business, manufacturing and distribution process changes, as well as other cost reductions, drove margin improvements across the business over the last three years although such improvements were offset by inflation on commodity costs. The decrease in operating margins for this business from 24.1 percent of sales in 2016 to 22.9 percent in 2018 was primarily due to negative impact of foreign exchange.

        The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets. Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 7.0 percent in 2018 and 9.5 percent in 2017. The sales increase in 2018 was driven by double-digit growth in India and China. The sales increase in 2017 was primarily driven by double-digit growth in China and various countries in Latin America. Operating margins increased from 18.7 percent of sales in 2016 to 20.2 percent in 2018 primarily due to the continued focus on cost reduction initiatives.

        In its diabetes business, Abbott received U.S. FDA approval for its FreeStyle Libre® 14 day sensor, making it the longest lasting wearable glucose sensor available. The FreeStyle Libre system is the only continuous glucose monitoring system that does not require any user calibration.

        In conjunction with the funding of the St. Jude Medical and Alere acquisitions and the assumption of St. Jude Medical's and Alere's existing debt, Abbott's total short-term and long-term debt increased from approximately $9.0 billion at December 31, 2015 to $27.9 billion at December 31, 2017. At the beginning of 2018, Abbott committed to reducing its debt levels and in 2018 Abbott repaid approximately $8.3 billion of debt, net of borrowings, bringing its total debt to $19.6 billion.

        Abbott declared dividends of $1.16 per share in 2018 compared to $1.075 per share in 2017, an increase of approximately 8 percent. Dividends paid totaled $1.974 billion in 2018 compared to $1.849 billion in 2017. The year-over-year change in the amount of dividends paid reflects the increase in the dividend rate. In December 2018, Abbott increased the company's quarterly dividend by approximately 14 percent to $0.32 per share from $0.28 per share, effective with the dividend paid in February 2019.

        In 2019, Abbott will focus on continuing to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years. In its diagnostics business, Abbott will continue to focus on driving market adoption and geographic expansion of its Alinity suite of diagnostics instruments. In the cardiovascular and neuromodulation business, Abbott will continue to focus on expanding its market position in various areas including electrophysiology, heart failure, and structural heart. In its nutritionals business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of several new science-based products. In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets. In its diabetes care business, Abbott will focus on driving continued market adoption of its FreeStyle Libre continuous glucose monitoring system.

Critical Accounting Policies

        Sales Rebates —  In 2018, approximately 45 percent of Abbott's consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale. Most of these rebates and allowances in 2018 are in the Nutritional Products and Diabetes Care segments. Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities. Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product. Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate. Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product. Settlement of the rebate generally occurs from one to six months after sale. Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs. Rebates and chargebacks charged against gross sales in 2018, 2017 and 2016 amounted to approximately $3.0 billion, $2.8 billion and $2.5 billion, respectively, or 19.0 percent, 20.5 percent and 22.9 percent of gross sales, respectively, based on gross sales of approximately $16.0 billion, $13.9 billion and $10.7 billion, respectively, subject to rebate. A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $160 million in 2018. Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales. Other allowances charged against gross sales were approximately $175 million, $166 million and $160 million for cash discounts in 2018, 2017 and 2016, respectively, and $191 million, $204 million and $242 million for returns in 2018, 2017 and 2016, respectively. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

        Management analyzes the adequacy of ending rebate accrual balances each quarter. In the domestic nutritional business, management uses both internal and external data available to estimate the accruals. In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years. Management also estimates the states' processing lag time based on sales and claims data. Inventory in the retail distribution channel does not vary substantially. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2018, Abbott had WIC business in 27 states.

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

        Income Taxes —  Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country. Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible. In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit. Application of these rules requires a significant amount of judgment. In the U.S., Abbott's federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014 and the former St. Jude Medical consolidated group which are settled through 2013. Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.

        Pension and Post-Employment Benefits —  Abbott offers pension benefits and post-employment health care to many of its employees. Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs. Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets. The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date. A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs. Low interest rates have significantly increased actuarial losses for these plans. At December 31, 2018, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott's defined benefit plans and medical and dental plans were losses of $3.3 billion and $198 million, respectively. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits. Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period. Note 14 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

        Valuation of Intangible Assets —  Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date. Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis. The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants. Each of these factors can significantly affect the value of the intangible asset. Abbott engages independent valuation experts who review Abbott's critical assumptions and calculations for acquisitions of significant intangibles. Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach. If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount. Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable. Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs. At December 31, 2018, goodwill amounted to $23.3 billion and net intangibles amounted to $18.9 billion. Amortization expense in continuing operations for intangible assets amounted to $2.2 billion in 2018, $2.0 billion in 2017 and $550 million in 2016. There was no significant reduction of goodwill relating to impairments in 2018, 2017 and 2016.

        Litigation —  Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, "Contingencies." Under ASC No. 450, loss contingency provisions are recorded for probable losses at management's best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known. Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. Abbott estimates the range of possible loss to be from approximately $125 million to $165 million for its legal proceedings and environmental exposures. Accruals of approximately $145 million have been recorded at December 31, 2018 for these proceedings and exposures. These accruals represent management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies."

Results of Operations

Sales

        The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total % Change	Business Acquisitions/ Divestitures	Price	Volume	Exchange
Total Net Sales
2018 vs. 2017	11.6	4.9	(1.0)	8.1	(0.4)
2017 vs. 2016	31.3	26.5	(0.6)	5.1	0.3
Total U.S.
2018 vs. 2017	12.1	8.0	(1.1)	5.2	—
2017 vs. 2016	49.1	46.9	(0.9)	3.1	—
Total International
2018 vs. 2017	11.4	3.2	(1.0)	9.7	(0.5)
2017 vs. 2016	23.3	17.3	(0.4)	6.0	0.4
Established Pharmaceutical Products Segment
2018 vs. 2017	3.2	—	2.2	4.8	(3.8)
2017 vs. 2016	11.1	—	2.3	7.2	1.6
Nutritional Products Segment
2018 vs. 2017	4.4	—	0.2	4.7	(0.5)
2017 vs. 2016	0.4	—	0.3	0.3	(0.2)
Diagnostic Products Segment
2018 vs. 2017	33.5	27.1	(2.0)	8.5	(0.1)
2017 vs. 2016	16.7	11.2	(1.1)	6.6	—
Cardiovascular and Neuromodulation Products Segment
2018 vs. 2017	5.9	—	(2.8)	7.7	1.0
2017 vs. 2016	207.7	207.2	(4.3)	4.5	0.3

        The increase in Total Net Sales in 2018 reflects the acquisition of Alere, as well as volume growth across all of Abbott's businesses. The increase in Total Net Sales in 2017 reflects the acquisitions of St. Jude Medical and Alere, as well as volume growth in the established pharmaceuticals and diagnostics businesses. The price declines related to the Cardiovascular and Neuromodulation Products segment in 2018 and 2017 primarily reflect pricing pressure on drug eluting stents (DES) as a result of market competition in the U.S. and other major markets.

        A comparison of significant product and product group sales is as follows. Percent changes are versus the prior year and are based on unrounded numbers.

(dollars in millions)	2018	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$3,363	2%	(5)%	7%
Other	1,059	8	2	6
Nutritionals —
International Pediatric Nutritionals	2,254	7	—	7
U.S. Pediatric Nutritionals	1,843	4	—	4
International Adult Nutritionals	1,900	7	(1)	8
U.S. Adult Nutritionals	1,232	(2)	—	(2)
Diagnostics —
Core Laboratory	4,386	8	—	8
Molecular	484	5	1	4
Point of Care	553	—	—	—
Rapid Diagnostics	2,072	n/m	n/m	n/m
Cardiovascular and Neuromodulation —
Rhythm Management	2,091	(1)	1	(2)
Electrophysiology	1,668	21	1	20
Heart Failure	646	—	—	—
Vascular	2,929	1	1	—
Structural Heart	1,239	14	1	13
Neuromodulation	864	7	—	7

(dollars in millions)	2017	Total Change	Impact of Exchange	Total Change Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$3,307	14%	2%	12%
Other	980	3	1	2
Nutritionals —
International Pediatric Nutritionals	2,112	(4)	—	(4)
U.S. Pediatric Nutritionals	1,777	6	—	6
International Adult Nutritionals	1,782	3	(1)	4
U.S. Adult Nutritionals	1,254	(3)	—	(3)
Diagnostics —
Core Laboratory	4,063	6	—	6
Molecular	463	2	1	1
Point of Care	550	7	—	7
Rapid Diagnostics	540	n/m	n/m	n/m
Cardiovascular and Neuromodulation —
Rhythm Management	2,103	n/m	n/m	n/m
Electrophysiology	1,382	n/m	n/m	n/m
Heart Failure	643	n/m	n/m	n/m
Vascular	2,892	14	—	14
Structural Heart	1,083	208	1	207
Neuromodulation	808	n/m	n/m	n/m

n/m = percent change is not meaningful.

Note:
In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

        Total Established Pharmaceutical Products sales increased 7.0 percent in 2018 and 9.5 percent in 2017, excluding the impact of foreign exchange. The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil. Excluding the impact of foreign exchange, total sales in these key emerging markets increased 7.4 percent in 2018 and 11.9 percent in 2017. Excluding the impact of foreign exchange, 2018 sales in India and China and 2017 sales in China and various countries in Latin America experienced double-digit growth. Excluding the impact of foreign exchange, sales in Established Pharmaceuticals' other emerging markets increased 5.8 percent in 2018 and 2.2 percent in 2017. The 2017 sales growth for Established Pharmaceuticals' other emerging markets includes the unfavorable impact of Venezuelan operations. Excluding Venezuela and the effect of foreign exchange, sales in other emerging markets increased 7.5 percent in 2017.

        Total Nutritional Products sales increased 4.9 percent in 2018 and 0.6 percent in 2017, excluding the unfavorable impact of foreign exchange. The increases in 2018 and 2017 U.S. Pediatric Nutritional sales primarily reflect continued above-market performance in Abbott's infant and toddler brands, including Similac and Pedialyte. 2018 International Pediatric Nutritional sales increased primarily due to growth in Asia and Latin America. The 2017 decrease in International Pediatric Nutritional sales was driven by challenging market conditions in the infant formula market in various emerging markets, partially offset by growth in China and India.

        The 2018 sales increase in the International Adult Nutritional business was led by growth of Ensure, Abbott's market-leading complete and balanced nutrition brand, and Glucerna, Abbott's market-leading diabetes-specific nutrition brand in Asia and Latin America. U.S. Adult Nutritional business sales decreased in 2018 primarily driven by the wind down of a non-core product line. Excluding the unfavorable impact of foreign exchange, the 2017 increase in International Adult Nutritional sales was due primarily to growth in Ensure, as well as volume growth in emerging markets and continued expansion of the adult nutrition category internationally. U.S. Adult Nutritional revenues decreased in 2017 due to competitive and market dynamics.

        Total Diagnostic Products sales increased 33.6 percent in 2018 and 16.7 percent in 2017, excluding the impact of foreign exchange. The sales increases in 2018 and 2017 included the acquisition of Alere, which was completed on October 3, 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the Diagnostic Products segment in 2018 and 2017 increased 6.5 and 5.5 percent, respectively. The 2018 increase in sales was primarily driven by above-market growth in Core Laboratory in the U.S. and internationally. In 2018, Abbott accelerated the roll out of its Alinity systems for Core Laboratory in Europe. The 2017 increase in sales was primarily driven by share gains in the Core Laboratory markets globally, as well as performance in Point of Care led by the continued adoption of Abbott's i-STAT® handheld system.

        Excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 4.9 percent in 2018. The 2018 sales increase was driven by growth in several areas, including double-digit growth in Electrophysiology and Structural Heart.

        The growth in Electrophysiology in 2018 was led by higher sales in cardiac mapping and ablation catheters, as well as the U.S. launch of Abbott's Confirm Rx® Insertable Cardiac Monitor (ICM), the world's first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias. In May 2018, Abbott announced U.S. FDA clearance of the Advisor HD Grid Mapping Catheter, Sensor Enabled, which creates detailed maps of the heart and expands Abbott's electrophysiology product portfolio.

        Growth in Structural Heart in 2018 was driven by several product areas including the MitraClip, Abbott's market-leading device for the minimally-invasive treatment of mitral regurgitation and the AMPLATZER® PFO occluder, a device designed to close a hole-like opening in the heart. In July 2018, Abbott announced U.S. FDA approval for a next-generation version of MitraClip. In September 2018, Abbott announced positive clinical results from its COAPT study, which demonstrated that MitraClip improved survival and clinical outcomes for select patients with functional mitral regurgitation. In the fourth quarter of 2018, the COAPT study data was submitted to the U.S. FDA to request approval of an expanded indication for MitraClip.

        The growth in Neuromodulation in 2018 reflects higher revenue for various products for the treatment of chronic pain and movement disorders.

        In Vascular, growth in imaging, vessel closure and other endovascular revenues in 2018 was partially offset by lower DES sales due to lower U.S. market share and price erosion in various markets. During the second quarter of 2018, Abbott received approval from the U.S. FDA for the XIENCE Sierra Drug Eluting Stent System, the newest generation of its coronary stent system. During the second quarter of 2018, the XIENCE Sierra Drug Eluting Stent System also received national reimbursement in Japan to treat people with coronary artery disease. In Rhythm Management, market share gains in the new patient segment were offset by replacement cycle dynamics. In Heart Failure, international sales growth was offset by lower U.S. sales. In October 2018, the HeartMate 3 Left Ventricular Assist Device (LVAD) received U.S. FDA approval as a destination therapy for people living with advanced heart failure.

        In 2017, excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 207.4 percent. The increase in sales was primarily driven by the acquisition of St. Jude Medical which was completed on January 4, 2017. Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the vascular business were essentially flat in 2017 versus the prior year as lower coronary stent sales and the comparison impact from the favorable 2016 resolution of a third-party royalty agreement were offset by higher structural heart and endovascular sales.

        Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott's revenue recognition policies as discussed in Note 1 to the consolidated financial statements. Related net sales were not significant in 2018, 2017 and 2016.

        The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott. There are no significant patent or license expirations in the next three years that are expected to materially affect Abbott.

        In April 2017, Abbott received a warning letter from the U.S. FDA related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical. This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors. The warning letter relates to the FDA's observations from an inspection of this facility. Abbott has prepared a comprehensive plan of corrective actions which has been provided to the FDA. Execution of the plan is progressing.

Operating Earnings

        Gross profit margins were 51.3 percent of net sales in 2018, 47.5 percent in 2017 and 53.8 percent in 2016. In 2018, the increase primarily reflects lower inventory step-up amortization related to the St. Jude Medical and Alere acquisitions and margin improvements in various businesses, partially offset by higher intangible amortization expense. In 2017, the decrease primarily reflects higher intangible amortization expense and inventory step-up amortization related to the St. Jude Medical and Alere acquisitions, partially offset by margin improvements in various businesses.

        Research and development expense was $2.3 billion in 2018, $2.3 billion in 2017, and $1.4 billion in 2016 and represented a 1.7 percent increase in 2018, and a 56.2 percent increase in 2017. The 2018 increase in research and development expenses was primarily due to higher spending on various projects, partially offset by lower restructuring and integration costs. The 2017 increase in research and development expenses was primarily due to the acquisition of the St. Jude Medical business. In 2018, research and development expenditures totaled $1.0 billion for the Cardiovascular and Neuromodulation Products segment, $585 million for the Diagnostic Products segment, $198 million for the Nutritional Products segment and $184 million for the Established Pharmaceutical Products segment.

        Selling, general and administrative expenses increased 6.1 percent in 2018 and 36.3 percent in 2017 versus the respective prior year. The 2018 increase was primarily due to the impact of the acquisition of the Alere business in October 2017, as well as higher spending to drive continued growth and market expansion in various businesses, partially offset by lower acquisition-related expenses. The 2017 increase was primarily due to the acquisition of the St. Jude Medical business, as well as the incremental expenses to integrate St. Jude Medical with Abbott's existing vascular business, partially offset by the impact of cost improvement initiatives across various functions and businesses.

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

        Under the terms of the agreement, for each St. Jude Medical common share, St. Jude Medical shareholders received $46.75 in cash and 0.8708 of an Abbott common share. At an Abbott stock price of $39.36, which reflected the closing price on January 4, 2017, this represented a value of approximately $81 per St. Jude Medical common share and total purchase consideration of $23.6 billion. The cash portion of the acquisition was funded through a combination of medium and long-term debt issued in November 2016 and a $2.0 billion 120-day senior unsecured bridge term loan facility which was subsequently repaid.

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

        On October 3, 2017, Abbott acquired Alere, a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott tendered for Alere's preferred shares for a total value of approximately $0.7 billion. In addition, approximately $3.0 billion of Alere's debt was assumed and subsequently repaid. The acquisition establishes Abbott as a leader in point of care testing, expands Abbott's global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 11 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition.

        The final allocation of the fair value of the Alere acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	3.7
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.4)
Net debt	(2.6)
Preferred stock	(0.7)

Total final allocation of fair value	$4.5

        The goodwill is primarily attributable to expected synergies from combining operations, as well as intangible assets that do not qualify for separate recognition. The goodwill is identifiable to the Diagnostic Products reportable segment. The approximate value of the acquired tangible assets consists of $430 million of trade accounts receivable, $425 million of inventory, $225 million of other current assets, $540 million of property and equipment, and $210 million of other long-term assets. The approximate value of the acquired tangible liabilities consists of $675 million of trade accounts payable and other current liabilities and $145 million of other non-current liabilities.

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

Restructurings

        In 2017 and 2018, Abbott management approved restructuring plans as part of the integration of the acquisition of St. Jude Medical into the Cardiovascular and Neuromodulation Products segment and Alere into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. Abbott recorded charges, including one-time employee termination benefits, of approximately $52 million in 2018 and $187 million in 2017. Approximately $5 million in 2018 and 2017 are recorded in Cost of products sold, approximately $10 million in 2018 is recorded in Research and development and approximately $37 million in 2018 and $182 million in 2017 in Selling, general and administrative expense.

        From 2016 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee-related severance and other charges of approximately $28 million in 2018, $120 million in 2017 and $32 million in 2016. Approximately $10 million in 2018, $7 million in 2017 and $9 million in 2016 are recorded in Cost of products sold, approximately $2 million in 2018, $77 million in 2017 and $5 million in 2016 are recorded in Research and development and approximately $16 million in 2018, $36 million in 2017 and $18 million in 2016 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2017 and 2016 were recorded primarily for accelerated depreciation.

Interest Expense and Interest (Income)

        In 2018, interest expense decreased primarily due to the net repayment of $8.3 billion of debt, partially offset by lower interest income due to lower cash balances. In 2017, interest expense increased primarily due to the $15.1 billion of debt issued in November of 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017. In 2016, interest expense increased primarily due to the amortization of bridge financing fees related to the financing of the St. Jude Medical and Alere acquisitions. Interest expense in 2016 also increased due to the $15.1 billion of debt issued in November 2016.

Debt Extinguishment Costs

        On October 28, 2018, Abbott redeemed approximately $4 billion of debt, which included $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026. Abbott incurred a net charge of $153 million related to the early repayment of this debt and the unwinding of related interest rate swaps.

        On March 22, 2018, Abbott redeemed all of the $947 million principal amount of its 5.125% Notes due 2019, as well as $1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019. Abbott incurred a net charge of $14 million related to the early repayment of this debt.

Other (Income) Expense, net

        Other (income) expense, net, for 2018, 2017 and 2016 includes approximately $160 million of income in each year related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. These amounts are being reported in other (income) expense as a result of the adoption of the new accounting standard for recognizing pension cost. 2017 includes a pre-tax gain of $1.163 billion on the sale of AMO to Johnson & Johnson. 2016 includes $947 million of expense to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary.

Taxes on Earnings

        The income tax rates on earnings from continuing operations were 18.8 percent in 2018, 84.2 percent in 2017 and 24.8 percent in 2016.

        The Tax Cuts and Jobs Act (TCJA) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, Abbott has completed its accounting for all of the enactment date income tax effects of the TCJA. If additional regulations issued by the U.S. Department of the Treasury after December 31, 2018 result in a change in judgment, the effect of such regulations will be accounted for in the period in which the regulations are finalized.

        Effective for fiscal years beginning after December 31, 2017, the TCJA subjects taxpayers to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. In January 2018, the Financial Accounting Standards Board staff provided guidance that an entity may make an accounting policy election to either recognize deferred taxes related to items that will give rise to GILTI in future years or provide for the tax expense related to GILTI in the year that the tax is incurred. Abbott has elected to treat the GILTI tax as a period expense and provide for the tax in the year that the tax is incurred.

        In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities, and a net benefit of approximately $10 million related to certain other impacts of the TCJA. In 2018, Abbott recorded $130 million of additional tax expense which increased the final tax expense related to the TCJA to $1.59 billion. The $130 million of additional tax expense reflects a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities.

        The one-time transition tax is based on Abbott's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2018, the remaining balance of Abbott's transition tax obligation is approximately $1.58 billion, which will be paid over the next eight years as allowed by the TCJA.

        In 2018, taxes on earnings from continuing operations included $98 million of net tax expense related to the settlement of Abbott's 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group's 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries. In 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business. In 2016, taxes on earnings from continuing operations include the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the then pending sale of AMO.

        Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore. Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions. See Note 15 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

Discontinued Operations

        Earnings from discontinued operations, net of tax of $34 million, $124 million and $321 million, in 2018, 2017 and 2016, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions pertaining to AbbVie's operations for years prior to the separation. On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott's research-based proprietary pharmaceuticals business. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie's business. AbbVie generally will be liable for all other taxes attributable to its business.

Assets Held for Disposition

        In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017. Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO. The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations. For 2017 and 2016, the AMO earnings (losses) before taxes included in Abbott's consolidated earnings were $(18) million and $30 million, respectively.

        As discussed in the Business Acquisitions section, in conjunction with the acquisition of Alere, Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel. The legal transfer of certain assets related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries. Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets. The assets presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2018 and 2017, primarily relate to the businesses sold to Quidel.

        The following is a summary of the assets held for disposition as of December 31, 2018 and 2017:

(in millions)	December 31, 2018	December 31, 2017
Trade Receivables, net	$6	$12
Total inventories	3	8

Current assets held for disposition	9	20

Net property and equipment	—	56
Intangible assets, net of amortization	—	18
Goodwill	17	102

Non-current assets held for disposition	17	176

Total assets held for disposition	$26	$196

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

        In the European Union (EU), diagnostic products are also categorized into different categories and the regulatory process, which is governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category. Certain product categories require review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to show compliance with the Directive. Other products only require a self-certification process.

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

        In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) and the In Vitro Diagnostic Regulation (IVDR) which replace the existing directives in the EU for medical devices and in vitro diagnostic products. The MDR and IVDR will apply after a three-year and five-year transition period, respectively, and will impose additional premarket and postmarket regulatory requirements on manufacturers of such products.

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

Areas of Focus

        In 2019 and beyond, Abbott's significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott focuses on building country-specific portfolios made up of high-quality medicines that meet the needs of people in emerging markets. Over the next several years, Abbott plans to expand its product portfolio in key therapeutic areas with the aim of being among the first to launch new off-patent and differentiated medicines. In addition, Abbott continues to expand existing brands into new markets, implement product enhancements that provide value to patients and acquire strategic products and technology through licensing activities. Abbott is also actively working on the further development of several key brands such as Creon™, Duphaston™, Duphalac™ and Influvac™. Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.

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

  •
  Neuromodulation — Development of next-generation technologies with enhanced patient and physician engagement and expanded MR-compatibility to treat chronic pain, movement disorders and other indications.

Diabetes Care — Develop enhancements and additional indications for the FreeStyle Libre continuous glucose monitoring system to help patients improve their ability to manage diabetes.

Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood screening, immunoassay, clinical chemistry and hematology systems, along with assays, including a focus on unmet medical need, in various areas including infectious disease, cardiac care, metabolics, oncology, as well as informatics and automation solutions to increase efficiency in laboratories.

Molecular Diagnostics — Several new molecular in vitro diagnostic (IVD) tests and "Alinity m", a next generation instrument system, are in various stages of development and launch.

Rapid Diagnostics — Abbott's research and development programs focus on the development of diagnostic products for cardiometabolic disease, infectious disease and toxicology.

Nutritionals — Abbott is focusing its research and development spend on platforms that span the pediatric and adult nutrition areas: gastro intestinal/immunity health, brain health, mobility and metabolism, and user experience platforms. Numerous new products that build on advances in these platforms are currently under development, including clinical outcome testing, and are expected to be launched over the coming years.

        Given the diversity of Abbott's business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years. Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott's total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott's overall market position. There were no delays in Abbott's 2018 research and development activities that are expected to have a material impact on operations.

        While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott's ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion. Given the potential for significant delays and the risk of failure inherent in the development of medical device, diagnostic and pharmaceutical products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development. Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is expected to approximate 7.5 percent of total Abbott sales in 2019. Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

        At December 31, 2018, goodwill recorded as a result of business combinations totaled $23.3 billion. Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount. The income and market approaches are used to calculate the fair value of each reporting unit. The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

        Net cash from operating activities amounted to $6.3 billion, $5.6 billion and $3.2 billion in 2018, 2017 and 2016, respectively. The increase in Net cash from operating activities in 2018 was primarily due to higher segment operating earnings, continued improvements in working capital management, timing of pension contributions and lower acquisition-related expenses. The increase in Net cash from operating activities in 2017 was primarily due to the favorable impact of improved working capital management, the acquisition of the St. Jude Medical businesses, and higher segment operating earnings. The income tax component of cash from operating activities in 2018 includes the non-cash impact of the $120 million adjustment to the transition tax associated with the TCJA. The income tax component of operating cash flow in 2017 includes the non-cash impact of $1.46 billion of net tax expense related to the estimated impact of the TCJA. The income tax component of operating cash flow in 2016 includes $550 million of non-cash tax benefits primarily related to the favorable resolution of various tax positions pertaining to prior years.

        The foreign currency loss related to Venezuela reduced Abbott's cash by approximately $410 million in 2016 and is included in the Effect of exchange rate changes on cash and cash equivalents line within the Consolidated Statement of Cash Flows. Future fluctuations in the strength of the U.S. dollar against foreign currencies are not expected to materially impact Abbott's liquidity.

        While a significant portion of Abbott's cash and cash equivalents at December 31, 2018, are reinvested in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources. Due to the enactment of the TCJA, if these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.

        Abbott funded $114 million in 2018, $645 million in 2017 and $582 million in 2016 to defined benefit pension plans. Abbott expects pension funding of approximately $380 million in 2019 for its pension plans. Abbott expects annual cash flow from operating activities to continue to exceed Abbott's capital expenditures and cash dividends.

Debt and Capital

        At December 31, 2018, Abbott's long-term debt rating was BBB by Standard & Poor's Corporation and Baa1 by Moody's. Abbott expects to maintain an investment grade rating.

        Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. The lines of credit are part of a 2018 revolving credit agreement that expires in 2023. Abbott entered into this new revolving credit agreement and terminated the 2014 revolving credit agreement on November 30, 2018. There were no outstanding borrowings under the 2014 revolving credit agreement at the time of its termination. Any borrowings under the new revolving credit agreement will bear interest, at Abbott's option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott's credit ratings.

        In conjunction with the funding of the St. Jude Medical and Alere acquisitions and the assumption of St. Jude Medical's and Alere's existing debt, Abbott's total short-term and long-term debt increased from approximately $9.0 billion at December 31, 2015 to $27.9 billion at December 31, 2017. The increase in debt included the following transactions in 2016 and 2017:

  •
  In April 2016, Abbott obtained a commitment for a 364-day senior unsecured bridge term loan facility for an amount not to exceed $17.2 billion, comprised of $15.2 billion for a 364-day bridge loan and $2.0 billion for a 120-day bridge loan to provide financing for the acquisition of St. Jude Medical. This facility has been terminated as further discussed below.

  •
  In November 2016, Abbott issued $15.1 billion of medium and long-term debt to primarily fund the cash portion of the acquisition of St. Jude Medical. Abbott also entered into interest rate swap contracts totaling $3.0 billion related to the new debt. The swaps have the effect of changing Abbott's obligation from a fixed interest rate to a variable interest rate obligation on the related debt instruments. The $15.2 billion component of the commitment for a bridge term loan facility terminated in November 2016 when Abbott issued the $15.1 billion of long-term debt.

  •
  In December 2016, Abbott formalized the $2.0 billion component of the bridge term loan facility and entered into a 120-day bridge term loan facility that provided Abbott the ability to borrow up to $2.0 billion on an unsecured basis to partially fund the St. Jude Medical acquisition. On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under the 120-day senior unsecured bridge term loan facility. This facility was repaid during the first quarter of 2017.

  •
  In the first quarter of 2017, as part of the acquisition of St. Jude Medical, approximately $5.9 billion of St. Jude Medical's debt was assumed, repaid, or refinanced by Abbott. This included the exchange of certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for approximately $2.9 billion of debt issued by Abbott. Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remained outstanding. There were no significant costs associated with the exchange of this debt. In addition, during the first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

  •
  In 2017, Abbott borrowed $2.8 billion on an unsecured basis under a 5-year term loan agreement and borrowed $1.7 billion under its lines of credit. Proceeds from such borrowings were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. The borrowings bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Abbott paid off the term loan in January 2018, ahead of its 2022 due date and paid off $550 million of the line of credit in the fourth quarter of 2017 and the remaining $1.15 billion on January 5, 2018. In the fourth quarter of 2017, in conjunction with the acquisition of Alere, Abbott assumed and subsequently repaid $3.0 billion of Alere's debt.

  •
  In 2017, Abbott also paid off a $479 million yen-denominated short-term borrowing during the year and issued 364-day yen-denominated debt, of which $199 million and $195 million was outstanding at December 31, 2018 and 2017, respectively.

        In 2018 Abbott committed to reducing its debt levels and on February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. Redemptions under this authorization during 2018 included $0.947 billion principal amount of its 5.125% Notes due 2019 and $2.850 billion principal amount of its 2.35% Notes due 2019. Abbott incurred a net charge of $14 million related to the early repayment of this debt.

        On September 17, 2018, Abbott repaid upon maturity the $500 million aggregate principal amount outstanding of the 2.00% Senior Notes due 2018.

        On September 27, 2018, Abbott's wholly owned subsidiary, Abbott Ireland Financing DAC, completed a euro debt offering of €3.420 billion of long-term debt. The proceeds equated to approximately $4 billion. The notes are guaranteed by Abbott.

        On October 28, 2018, Abbott redeemed $4.0 billion principal amount of its outstanding long-term debt. This amount is in addition to the $5 billion authorization discussed above. In conjunction with the redemption, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026. Abbott incurred a net charge of $153 million related to the early repayment of this debt and the unwinding of related interest rate swaps.

        The 2018 transactions described above, including the repayment of $2.8 billion under the 5-year term loan and $1.15 billion of borrowings under the lines of credit, resulted in the net repayment of approximately $8.3 billion of debt.

        On January 25, 2019, Abbott notified the holders of its 2.80% Notes due 2020, that it will redeem the $500 million outstanding principal amount of these notes on February 24, 2019. After the redemption of the 2.80% Notes, approximately $700 million of the $5 billion debt redemption authorized by Abbott's board of directors in 2018 will remain available.

        In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott's common shares from time to time. Under the program authorized in 2014, Abbott repurchased 36.2 million shares at a cost of $1.7 billion in 2015, 10.4 million shares at a cost of $408 million in 2016 and 1.9 million shares at a cost of $130 million in 2018 for a total of approximately $2.2 billion.

        On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion. No shares have been issued under this authorization.

        Abbott declared dividends of $1.16 per share in 2018 compared to $1.075 per share in 2017, an increase of approximately 8 percent. Dividends paid were $1.974 billion in 2018 compared to $1.849 billion in 2017. The year-over-year change in dividends paid reflects the impact of the increase in the dividend rate.

Working Capital

        Working capital was $5.6 billion at December 31, 2018 and $11.2 billion at December 31, 2017. The decrease in working capital in 2018 reflects the use of cash to repay long-term debt and dividends.

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

Venezuela Operations

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. On February 17, 2016, the Venezuelan government announced that its three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO was the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate was a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. After the revaluation, Abbott's investment in its Venezuelan operations was not significant.

Capital Expenditures

        Capital expenditures of $1.4 billion in 2018, $1.1 billion in 2017 and $1.1 billion in 2016 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

        The table below summarizes Abbott's estimated contractual obligations as of December 31, 2018.

	Payments Due By Period
(dollars in millions)	Total	2019	2020-2021	2022-2023	2024 and Thereafter
Long-term debt, including current maturities	$19,626	$7	$4,658	$3,105	$11,856
Interest on debt obligations	10,237	668	1,312	1,102	7,155
Operating lease obligations	984	218	302	193	271
Capitalized auto lease obligations	41	14	27	—	—
Purchase commitments (a)	2,591	2,454	103	21	13
Other long-term liabilities (b)	3,492	—	1,288	884	1,320

Total (c)	$36,971	$3,361	$7,690	$5,305	$20,615

(a)
Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.

(b)
Other long-term liabilities include estimated payments for the transition tax under the TCJA, net of applicable credits.

(c)
Net unrecognized tax benefits totaling approximately $465 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 15 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other post-employment benefits, including medical and life, which have been excluded from the table. A discussion of the company's pension and post-retirement plans, including funding matters is included in Note 14 — Post-employment Benefits.

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

Recently Issued Accounting Standards

        In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the TCJA, from accumulated other comprehensive income (loss) to retained earnings (Earnings employed in the business). The standard would have become effective for Abbott beginning in the first quarter of 2019, with early adoption permitted. Abbott elected to adopt the new standard at the beginning of the fourth quarter of 2018. As a result of the adoption of the new standard, approximately $337 million of stranded tax effects were reclassified from Accumulated other comprehensive income (loss) to Earnings employed in the business.

        In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which makes changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard would have become effective for Abbott beginning in the first quarter of 2019, with early adoption permitted. Abbott elected to early adopt ASU 2017-12 in the fourth quarter of 2018. The impact of adopting the standard is not significant to Abbott's Consolidated Balance Sheet and Consolidated Statement of Earnings.

        In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. The standard was adopted by Abbott beginning in the first quarter of 2018. The change in the presentation of the components of pension cost per year was applied retrospectively. As a result, approximately $160 million of net pension-related income per year was moved from the operating lines of the Consolidated Statement of Earnings to non-operating income for 2017 and 2016.

        In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. Abbott adopted this standard beginning in the first quarter of 2018, and applied the guidance retrospectively to all periods presented. Abbott did not have any restricted cash balances in the periods presented except for $75 million of restricted cash acquired as part of the Alere acquisition in October 2017. The restrictions on this cash were eliminated prior to the end of 2017.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Abbott adopted the standard on January 1, 2018, using a modified retrospective approach and recorded a cumulative catch-up adjustment to Earnings employed in the business in the Consolidated Balance Sheet that was not significant.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. The ASU became effective for Abbott in the first quarter of 2018 and did not have a material impact to the Company's Consolidated Statement of Cash Flows.

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases on the balance sheet. The standard becomes effective for Abbott beginning in the first quarter of 2019. Abbott completed a detailed review of its leases. Abbott will use the modified retrospective approach with the package of practical expedients which allows Abbott to carry forward the historical lease classification for existing or expired leases and to account for lease and non-lease components as a single lease component for its lessee arrangements. Abbott does not expect the new lease accounting standard to have a material impact on the amounts reported in the Consolidated Statement of Earnings. As a result of adopting ASU 2016-02, Abbott expects to record approximately $800 million to $900 million of right of use assets and lease liabilities for operating leases on the Consolidated Balance Sheet.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Abbott adopted the standard on January 1, 2018. Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings. Previously, such fair value changes were recorded in other comprehensive income. Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Consolidated Statement of Earnings. As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and supersedes nearly all previously existing revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Abbott adopted the new standard as of January 1, 2018, using the modified retrospective approach method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to Earnings employed in the business in the Consolidated Balance Sheet of $23 million which was recorded on January 1, 2018. The new standard has been applied only to those contracts that were not completed as of January 1, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items in the Consolidated Balance Sheet and Consolidated Statement of Earnings.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

        The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $13 million and $11 million as of December 31, 2018 and 2017, respectively. These equity securities are subject to potential changes in fair value. A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2018 by approximately $3 million. Changes in the fair value of these securities are recorded in earnings. The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $307 million and $363 million as of December 31, 2018 and 2017, respectively. Changes in the fair value of these investments are recorded in earnings.

Non-Publicly Traded Equity Securities

        Abbott holds equity securities that are not traded on public stock exchanges. The carrying value of these investments was $211 million and $228 million as of December 31, 2018 and 2017, respectively. No individual investment is recorded at a value in excess of $61 million. Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Interest Rate Sensitive Financial Instruments

        At December 31, 2018 and 2017, Abbott had interest rate hedge contracts totaling $2.9 billion and $4.0 billion, respectively, to manage its exposure to changes in the fair value of debt. The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged. Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities. The fair value of long-term debt at December 31, 2018 and 2017 amounted to $19.9 billion and $29.0 billion, respectively (average interest rates of 3.5% and 3.6% as of December 31, 2018 and 2017, respectively) with maturities through 2046. At December 31, 2018 and 2017, the fair value of current and long-term investment securities amounted to approximately $1.1 billion. A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss). Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months. At December 31, 2018 and 2017, Abbott held $5.1 billion and $3.3 billion, respectively, of such contracts. Contracts held at December 31, 2018 will mature in 2019 or 2020 depending upon the contract. Contracts held at December 31, 2017 matured in 2018 or will mature in 2019 depending upon the contract.

        Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables. The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed. At December 31, 2018 and 2017, Abbott held $13.6 billion and $20.1 billion, respectively, of such contracts, which mature in the next 24 months.

        In March 2017, Abbott repaid its $479 million foreign denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary. At December 31, 2016, the value of this short-term debt was $454 million, and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

        The following table reflects the total foreign currency forward contracts outstanding at December 31, 2018 and 2017:

	2018			2017
(dollars in millions)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)	Contract Amount	Weighted Average Exchange Rate	Fair and Carrying Value Receivable/ (Payable)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$11,630	1.1938	$13	$16,877	1.1861	$(24)
Chinese Yuan	1,592	6.9055	(10)	1,221	6.8128	(33)
Japanese Yen	1,079	108.2188	6	1,109	110.5370	15
All other currencies	4,388	n/a	10	4,230	n/a	(25)

Total	$18,689		$19	$23,437		$(67)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings
(in millions except per share data)

	Year Ended December 31
	2018	2017	2016
Net Sales	$30,578	$27,390	$20,853

Cost of products sold, excluding amortization of intangible assets	12,706	12,409	9,094
Amortization of intangible assets	2,178	1,975	550
Research and development	2,300	2,260	1,447
Selling, general and administrative	9,744	9,182	6,736

Total Operating Cost and Expenses	26,928	25,826	17,827

Operating Earnings	3,650	1,564	3,026
Interest expense	826	904	431
Interest income	(105)	(124)	(99)
Net foreign exchange (gain) loss	28	(34)	495
Debt extinguishment costs	167	—	—
Other (income) expense, net	(139)	(1,413)	786

Earnings from Continuing Operations Before Taxes	2,873	2,231	1,413
Taxes on Earnings from Continuing Operations	539	1,878	350

Earnings from Continuing Operations	2,334	353	1,063
Earnings from Discontinued Operations, net of taxes	34	124	321
Gain on sale of Discontinued Operations, net of taxes	—	—	16

Net Earnings from Discontinued Operations, net of taxes	34	124	337

Net Earnings	$2,368	$477	$1,400

Basic Earnings Per Common Share —
Continuing Operations	$1.32	$0.20	$0.71
Discontinued Operations	0.02	0.07	0.23
Net Earnings	$1.34	$0.27	$0.94
Diluted Earnings Per Common Share —
Continuing Operations	$1.31	$0.20	$0.71
Discontinued Operations	0.02	0.07	0.23
Net Earnings	$1.33	$0.27	$0.94
Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,758	1,740	1,477
Dilutive Common Stock Options	12	9	6

Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,770	1,749	1,483

Outstanding Common Stock Options Having No Dilutive Effect	—	—	5

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income
(in millions)

	Year Ended December 31
	2018	2017	2016
Net Earnings	$2,368	$477	$1,400

Foreign currency translation gain (loss) adjustments	(1,460)	1,365	(130)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $47 in 2018, $(61) in 2017 and $(125) in 2016	132	(243)	(326)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(76) in 2017 and $(28) in 2016	—	64	(134)
Net gains (losses) on derivative instruments designated as cash flow hedges, net of taxes of $50 in 2018, $(43) in 2017 and $(4) in 2016	136	(134)	(15)

Other Comprehensive Income (Loss)	(1,192)	1,052	(605)

Comprehensive Income	$1,176	$1,529	$795

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(4,912)	$(3,452)	$(4,959)
Net actuarial (losses) and prior service (cost) and credits	(2,726)	(2,521)	(2,284)
Cumulative unrealized gains (losses) on marketable equity securities	—	(5)	(69)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	52	(84)	49

Accumulated other comprehensive income (loss)	$(7,586)	$(6,062)	$(7,263)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows
(in millions)

	Year Ended December 31
	2018	2017	2016
Cash Flow From (Used in) Operating activities:
Net earnings	$2,368	$477	$1,400
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,100	1,046	803
Amortization of intangible assets	2,178	1,975	550
Share-based compensation	477	406	310
Impact of currency devaluation	—	—	480
Amortization of inventory step-up	32	907	—
Investing and financing losses, net	126	47	86
Loss on extinguishment of debt	167	—	—
Amortization of bridge financing fees	—	5	165
Gains on sale of businesses	—	(1,163)	(25)
Mylan N.V. equity investment adjustment	—	—	947
Gain on sale of Mylan N.V. shares	—	(45)	—
Trade receivables	(190)	(207)	(177)
Inventories	(514)	249	(98)
Prepaid expenses and other assets	23	109	113
Trade accounts payable and other liabilities	747	615	(652)
Income taxes	(214)	1,149	(699)

Net Cash From Operating Activities	6,300	5,570	3,203

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,394)	(1,135)	(1,121)
Acquisitions of businesses and technologies, net of cash acquired	—	(17,183)	(80)
Proceeds from business dispositions	48	6,042	25
Proceeds from the sale of Mylan N.V. shares	—	2,704	—
Purchases of investment securities	(131)	(210)	(2,823)
Proceeds from sales of investment securities	73	129	3,709
Other	48	35	42

Net Cash From (Used in) Investing Activities	(1,356)	(9,618)	(248)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt and other	(26)	(1,034)	(1,767)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	4,009	6,742	14,934
Repayments of long-term debt and debt with maturities over 3 months	(12,433)	(8,650)	(12)
Payment of bridge financing fees	—	—	(170)
Purchase of Alere preferred stock	—	(710)	—
Acquisition and contingent consideration payments related to business acquisitions	—	(13)	(25)
Purchases of common shares	(238)	(117)	(522)
Proceeds from stock options exercised	271	350	248
Dividends paid	(1,974)	(1,849)	(1,539)

Net Cash From (Used in) Financing Activities	(10,391)	(5,281)	11,147

Effect of exchange rate changes on cash and cash equivalents	(116)	116	(483)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,563)	(9,213)	13,619
Cash and Cash Equivalents, Beginning of Year	9,407	18,620	5,001

Cash and Cash Equivalents, End of Year	$3,844	$9,407	$18,620

Supplemental Cash Flow Information:
Income taxes paid	$740	$570	$620
Interest paid	845	917	181

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$3,844	$9,407
Investments, primarily bank time deposits and U.S. treasury bills	242	203
Trade receivables, less allowances of — 2018: $314; 2017: $294	5,182	5,249
Inventories:
Finished products	2,407	2,339
Work in process	499	472
Materials	890	790

Total inventories	3,796	3,601
Other prepaid expenses and receivables	1,559	1,667
Current assets held for disposition	9	20

Total Current Assets	14,632	20,147

Investments	897	883
Property and Equipment, at Cost:
Land	501	526
Buildings	3,555	3,613
Equipment	10,756	10,394
Construction in progress	894	732

	15,706	15,265
Less: accumulated depreciation and amortization	8,143	7,658

Net Property and Equipment	7,563	7,607

Intangible Assets, net of amortization	18,942	21,473
Goodwill	23,254	24,020
Deferred Income Taxes and Other Assets	1,868	1,944
Non-current Assets Held for Disposition	17	176

	$67,173	$76,250

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet
(dollars in millions)

	December 31
	2018	2017
Liabilities and Shareholders' Investment
Current Liabilities:
Short-term borrowings	$200	$206
Trade accounts payable	2,975	2,402
Salaries, wages and commissions	1,182	1,187
Other accrued liabilities	3,780	3,811
Dividends payable	563	489
Income taxes payable	305	309
Current portion of long-term debt	7	508

Total Current Liabilities	9,012	8,912

Long-term Debt	19,359	27,210
Post-employment obligations and other long-term liabilities	8,080	9,030
Commitments and Contingencies
Shareholders' Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2018: 1,971,189,465; 2017: 1,965,908,188	23,512	23,206
Common shares held in treasury, at cost — Shares: 2018: 215,570,043; 2017: 222,305,719	(9,962)	(10,225)
Earnings employed in the business	24,560	23,978
Accumulated other comprehensive income (loss)	(7,586)	(6,062)

Total Abbott Shareholders' Investment	30,524	30,897
Noncontrolling Interests in Subsidiaries	198	201

Total Shareholders' Investment	30,722	31,098

	$67,173	$76,250

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders' Investment
(in millions except shares and per share data)

	Year Ended December 31
	2018	2017	2016
Common Shares:
Beginning of Year
Shares: 2018: 1,965,908,188; 2017: 1,707,475,455; 2016: 1,702,017,390	$23,206	$13,027	$12,734
Issued under incentive stock programs
Shares: 2018: 5,281,277; 2017: 8,834,924; 2016: 5,458,065	163	242	222
Issued for St. Jude Medical acquisition
Shares: 2017: 249,597,809	—	9,835	—
Share-based compensation	479	406	311
Issuance of restricted stock awards	(336)	(304)	(240)

End of Year
Shares: 2018: 1,971,189,465; 2017: 1,965,908,188; 2016: 1,707,475,455	$23,512	$23,206	$13,027

Common Shares Held in Treasury:
Beginning of Year
Shares: 2018: 222,305,719; 2017: 234,606,250; 2016: 229,352,338	$(10,225)	$(10,791)	$(10,622)
Issued under incentive stock programs
Shares: 2018: 8,870,735; 2017: 8,696,320; 2016: 5,398,469	408	400	250
Issued for St. Jude Medical acquisition
Shares: 2017: 3,906,848	—	180	—
Purchased
Shares: 2018: 2,135,059; 2017: 302,637; 2016: 10,652,381	(145)	(14)	(419)

End of Year
Shares: 2018: 215,570,043; 2017: 222,305,719; 2016: 234,606,250	$(9,962)	$(10,225)	$(10,791)

Earnings Employed in the Business:
Beginning of Year	$23,978	$25,565	$25,757
Net earnings	2,368	477	1,400
Cash dividends declared on common shares (per share — 2018: $1.16; 2017: $1.075; 2016: $1.045)	(2,047)	(1,947)	(1,547)
Effect of common and treasury share transactions	(90)	(117)	(45)
Impact of adoption of new accounting standards	351	—	—

End of Year	$24,560	$23,978	$25,565

Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(6,062)	$(7,263)	$(6,658)
Business dispositions / separation	—	149	—
Other comprehensive income (loss)	(1,192)	1,052	(605)
Impact of adoption of new accounting standards	(332)	—	—

End of Year	$(7,586)	$(6,062)	$(7,263)

Noncontrolling Interest in Subsidiaries:
Beginning of Year	$201	$179	$115
Noncontrolling Interests' share of income, business combinations, net of distributions and share repurchases	(3)	22	64

End of Year	$198	$201	$179

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

        REVENUE RECOGNITION — Revenue from product sales is recognized upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers are not material. Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales. Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer's normal requirements are recorded when the conditions noted above are met. In those situations, management records a returns reserve for such revenue, if necessary. In certain of Abbott's businesses, primarily within diagnostics, Abbott participates in selling arrangements that include multiple performance obligations (e.g., instruments, reagents, procedures, and service agreements). The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. Sales of product rights for marketable products are recorded as revenue upon disposition of the rights.

        INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax related to the U.S. Tax Cuts and Jobs Act, or any additional outside basis differences that exist, as these amounts continue to be indefinitely reinvested in foreign operations. Interest and penalties on income tax obligations are included in taxes on earnings.

        EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 1 — Summary of Significant Accounting Policies (Continued)

common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2018, 2017 and 2016 were $2.320 billion, $346 million and $1.057 billion, respectively. Net earnings allocated to common shares in 2018, 2017 and 2016 were $2.353 billion, $468 million and $1.393 billion, respectively.

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

        In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies several aspects of the accounting for share-based payment transactions, including the accounting for income taxes and classification on the statement of cash flows. Abbott adopted the standard in the first quarter of 2017 and the following changes were made to the presentation of Abbott's financial statements:

  •
  All excess tax benefits or tax deficiencies are now recognized as income tax benefit or expense as applicable. Previously, Abbott recorded the benefits to Shareholders' Investment. The tax benefit recorded in Abbott's Consolidated Statement of Earnings for 2018 and 2017 was $90 million and $120 million, respectively. The standard did not permit retrospective presentation of this benefit in prior years.

  •
  The tax benefit or deficiency is required to be classified as an operating activity in the statement of cash flows. Previously, it was required to be classified within financing activities. Abbott has adopted this standard on a prospective basis and has not revised the classification of the excess tax benefit in the 2016 Consolidated Statement of Cash Flows.

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

        CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities money market funds and U.S. treasury bills with original maturities of three months or less. Abbott holds certain investments with a carrying value of approximately $325 million that are accounted for under the equity method of accounting. Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings. Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount. Income relating to these securities is reported as interest income.

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

        INVENTORIES — Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. Cost includes material and conversion costs.

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

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

        In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from accumulated other comprehensive income (loss) to retained earnings (Earnings employed in the business). Abbott adopted the new standard at the beginning of the fourth quarter of 2018. As a result of the adoption of the new standard, approximately $337 million of stranded tax effects were reclassified from Accumulated other comprehensive income (loss) to Earnings employed in the business.

        In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which makes changes to the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The standard would have become effective for Abbott beginning in the first quarter of 2019, with early adoption permitted. Abbott elected to early adopt ASU 2017-12 in the fourth quarter of 2018. The impact of adopting the standard is not significant to Abbott's Consolidated Balance Sheet and Consolidated Statement of Earnings.

        In March 2017, the FASB issued ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost which changes the financial statement presentation requirements for pension and other postretirement benefit expense. While service cost continues to be reported in the same financial statement line items as other current employee compensation costs, the ASU requires all other components of pension and other postretirement benefit expense to be presented separately from service cost, and outside any subtotal of income from operations. The standard was adopted by Abbott beginning in the first quarter of 2018. The change in the presentation of the components of pension cost per year was applied retrospectively. As a

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — New Accounting Standards (Continued)

result, approximately $160 million of net pension-related income per year was moved from the operating lines of the Consolidated Statement of Earnings to non-operating income for 2017 and 2016.

        In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and end-of-period total amounts shown on the statement of cash flows. Abbott adopted this standard beginning in the first quarter of 2018, and applied the guidance retrospectively to all periods presented. Abbott did not have any restricted cash balances in the periods presented except for $75 million of restricted cash acquired as part of the Alere Inc. (Alere) acquisition in October 2017. The restrictions on this cash were eliminated prior to the end of 2017.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires the recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Abbott adopted the standard on January 1, 2018, using a modified retrospective approach and recorded a cumulative catch-up adjustment to Earnings employed in the business in the Consolidated Balance Sheet that was not significant.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies should present and classify certain cash receipts and cash payments in the statement of cash flows. The ASU became effective for Abbott in the first quarter of 2018 and did not have a material impact to the Company's Consolidated Statement of Cash Flows.

        In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. Abbott adopted the standard on January 1, 2018. Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings. Previously, such fair value changes were recorded in other comprehensive income. Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values. These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Consolidated Statement of Earnings. As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for accounting for revenue from contracts with customers and supersedes nearly all previously existing revenue recognition guidance. The core principle of the ASU is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Abbott adopted the new standard as of January 1, 2018, using the modified retrospective approach method. Under this method, entities recognize the cumulative effect of applying the new standard at the date of initial application with no restatement of comparative periods presented. The cumulative effect of applying the new standard resulted in an increase to Earnings employed in the business in the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 — New Accounting Standards (Continued)

Consolidated Balance Sheet of $23 million which was recorded on January 1, 2018. The new standard has been applied only to those contracts that were not completed as of January 1, 2018. The impact of adopting ASU 2014-09 was not significant to individual financial statement line items in the Consolidated Balance Sheet and Consolidated Statement of Earnings.

Recent Accounting Standards Not Yet Adopted

        In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize assets and liabilities for most leases on the balance sheet. The standard becomes effective for Abbott beginning in the first quarter of 2019. Abbott completed a detailed review of its leases. Abbott will use the modified retrospective approach with the package of practical expedients which allows Abbott to carry forward the historical lease classification for leases existing at, or entered into after the beginning of the period of adoption and to account for lease and non-lease components as a single lease component for its lessee arrangements. Abbott does not expect the new lease accounting standard to have a material impact on the amounts reported in the Consolidated Statement of Earnings. As a result of adopting ASU 2016-02, Abbott expects to record approximately $800 million to $900 million of right of use assets and lease liabilities for operating leases on the Consolidated Balance Sheet.

Note 3 — Revenue

        Abbott's revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements. Patent protection and licenses, technological and performance features, and inclusion of Abbott's products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs. Abbott's products are generally sold directly to retailers, wholesalers, distributors, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world. Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Cardiovascular and Neuromodulation Products. Diabetes Care is a non-reportable segment and is included in Other in the following table.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

        The following tables provide detail by sales category:

	2018			2017
(in millions)	U.S.	Int'l	Total	U.S.	Int'l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,363	$3,363	$—	$3,307	$3,307
Other	—	1,059	1,059	—	980	980

Total	—	4,422	4,422	—	4,287	4,287
Nutritionals —
Pediatric Nutritionals	1,843	2,254	4,097	1,777	2,112	3,889
Adult Nutritionals	1,232	1,900	3,132	1,254	1,782	3,036

Total	3,075	4,154	7,229	3,031	3,894	6,925
Diagnostics —
Core Laboratory	985	3,401	4,386	921	3,142	4,063
Molecular	152	332	484	160	303	463
Point of Care	432	121	553	440	110	550
Rapid Diagnostics	1,148	924	2,072	296	244	540

Total	2,717	4,778	7,495	1,817	3,799	5,616
Cardiovascular and Neuromodulation —
Rhythm Management	1,019	1,072	2,091	1,030	1,073	2,103
Electrophysiology	764	904	1,668	609	773	1,382
Heart Failure	467	179	646	491	152	643
Vascular	1,126	1,803	2,929	1,180	1,712	2,892
Structural Heart	488	751	1,239	432	651	1,083
Neuromodulation	690	174	864	636	172	808

Total	4,554	4,883	9,437	4,378	4,533	8,911
Other	493	1,502	1,995	447	1,204	1,651

Total	$10,839	$19,739	$30,578	$9,673	$17,717	$27,390

        Abbott recognizes revenue from product sales upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract. For maintenance agreements that provide service beyond Abbott's standard warranty and other service agreements, revenue is recognized ratably over the contract term. A time-based measure of progress appropriately reflects the transfer of services to the customer. Payment terms between Abbott and its customers vary by the type of customer, country of sale, and the products or services offered. The term between invoicing and the payment due date is not significant.

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

Note 3 — Revenue (Continued)

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

        Other allowances charged against gross sales include cash discounts and returns, which are not significant. Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated. Returns can be reliably estimated because Abbott's historical returns are low, and because sales return terms and other sales terms have remained relatively unchanged for several periods. Product warranties are also not significant.

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

Remaining Performance Obligations

        As of December 31, 2018, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $2.9 billion in the Diagnostic Products segment and approximately $410 million in the Cardiovascular and Neuromodulation Products segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Assets Recognized for Costs to Obtain a Contract with a Customer

        Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less. Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

to obtaining the contract. Abbott capitalizes these amounts as contract costs. Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years. The amounts as of December 31, 2018, were not significant.

        Additionally, the cost of transmitters provided to customers that use Abbott's remote monitoring service with respect to certain medical devices are capitalized as contract costs. Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years. The amounts as of December 31, 2018, were not significant.

Other Contract Assets and Liabilities

        Abbott discloses Trade receivables separately in the Consolidated Balance Sheet at their net realizable value. Contract assets primarily relate to Abbott's conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were not significant.

        Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott's contract liabilities arise primarily in the Cardiovascular and Neuromodulation reportable segment when payment is received upfront for various multi-period extended service arrangements. Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at January 1, 2018	$198
Unearned revenue from cash received during the period	304
Revenue recognized that was included in contract liability balance at beginning of period	(243)

Balance at December 31, 2018	$259

Note 4 — Discontinued Operations and Assets Held for Disposition

        On February 27, 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million ordinary shares (or approximately 22 percent) of a newly formed entity (Mylan N.V.) that combined Mylan's existing business and Abbott's developed markets branded generics pharmaceuticals business.

        In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. received in the sale of the developed markets branded generics pharmaceuticals business to Mylan. In 2015, Abbott recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. In 2017, Abbott sold 69.75 million ordinary shares of Mylan N.V. and received $2.704 billion in proceeds. Abbott recorded a $45 million gain from the sale of these ordinary shares in 2017, which was recognized in the Other (income) expense, net line of the Consolidated Statement of Earnings. Abbott no longer has an ownership interest in Mylan N.V.

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

Note 4 — Discontinued Operations and Assets Held for Disposition (Continued)

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

        The net earnings of discontinued operations include income tax benefits of $39 million in 2018, $109 million in 2017 and $325 million in 2016. These tax benefits primarily relate to the resolution of various tax positions related to AbbVie's operations for years prior to the separation.

        In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital. The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities. In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017. Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO. The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations. For 2017 and 2016, the AMO earnings (losses) before taxes included in Abbott's consolidated earnings were $(18) million and $30 million, respectively.

        As discussed in Note 7 — Business Acquisitions, in conjunction with the acquisition of Alere, Abbott sold the Triage MeterPro cardiovascular and toxicology business and the assets and liabilities related to its B-type Natriuretic Peptide assay business run on Beckman Coulter analyzers to Quidel Corporation (Quidel). The legal transfer of certain assets related to these businesses did not occur at the close of the sale to Quidel due to, among other factors, the time required to transfer marketing authorizations and other regulatory requirements in various countries. Under the terms of the sale agreement with Abbott, Quidel is subject to the risks and entitled to the benefits generated by these operations and assets. The assets presented as held for disposition in the Consolidated Balance Sheet as of December 31, 2018 and 2017, primarily relate to the businesses sold to Quidel.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Discontinued Operations and Assets Held for Disposition (Continued)

        The following is a summary of the assets held for disposition as of December 31, 2018 and 2017:

(in millions)	December 31, 2018	December 31, 2017
Trade receivables, net	$6	$12
Total inventories	3	8

Current assets held for disposition	9	20

Net property and equipment	—	56
Intangible assets, net of amortization	—	18
Goodwill	17	102

Non-current assets held for disposition	17	176

Total assets held for disposition	$26	$196

Note 5 — Supplemental Financial Information

        Other (income) expense, net, for 2018, 2017 and 2016 includes approximately $160 million of income related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. These amounts are being reported in other (income) expense as a result of the adoption of the new accounting standard for recognizing pension cost. Other (income) expense, net, for 2017 includes a pre-tax gain of $1.163 billion related to the sale of AMO to Johnson & Johnson. See Note 4 — Discontinued Operations and Assets Held for Disposition for further discussion of this sale. In 2017, Abbott sold 69.75 million ordinary shares of Mylan N.V. and received $2.704 billion in proceeds and recorded a $45 million pre-tax gain related to the sale of these ordinary shares. Other (income) expense, net, for 2016 includes expense of $947 million to adjust Abbott's holding of Mylan N.V. ordinary shares due to a decline in the fair value of the securities which was considered by Abbott to be other than temporary.

        The detail of various balance sheet components is as follows:

(in millions)	December 31, 2018	December 31, 2017
Long-term Investments:
Equity securities	$856	$797
Other	41	86

Total	$897	$883

        Abbott's equity securities as of December 31, 2018 and December 31, 2017, include $307 million and $363 million, respectively, of investments in mutual funds that are held in a rabbi trust acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

        Abbott also holds certain investments as of December 31, 2018 with a carrying value of approximately $325 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $211 million that do not have a readily determinable fair value. The $211 million

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Supplemental Financial Information (Continued)

carrying value includes an unrealized gain of approximately $50 million on an investment. The gain was recorded in the second quarter of 2018 and relates to an observable price change for a similar investment of the same issuer.

(in millions)	December 31, 2018	December 31, 2017
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$166	$124
Accrued other rebates (a)	608	498
All other	3,006	3,189

Total	$3,780	$3,811

(a)
Accrued wholesaler chargeback rebates of $197 million and $178 million at December 31, 2018 and 2017, respectively, are netted in trade receivables because Abbott's customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

(in millions)	December 31, 2018	December 31, 2017
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,040	$2,169
Deferred income taxes	2,056	2,006
All other (b)	3,984	4,855

Total	$8,080	$9,030

(b)
2018 includes approximately $465 million of net unrecognized tax benefits, as well as approximately $65 million of acquisition consideration payable. 2017 includes approximately $835 million of net unrecognized tax benefits, as well as approximately $100 million of acquisition consideration payable.

        Since January 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. On February 17, 2016, the Venezuelan government announced that its three-tier exchange rate system would be reduced to two rates renamed the DIPRO and DICOM rates. The DIPRO was the official rate for food and medicine imports and was adjusted from 6.3 to 10 bolivars per U.S. dollar. The DICOM rate was a floating market rate published daily by the Venezuelan central bank, which at the end of the first quarter of 2016 was approximately 263 bolivars per U.S. dollar. As a result of decreasing government approvals to convert bolivars to U.S. dollars to pay for intercompany accounts, as well as the accelerating deterioration of economic conditions in the country, Abbott concluded that it was appropriate to move to the DICOM rate at the end of the first quarter of 2016. As a result, Abbott recorded a foreign currency exchange loss of $480 million in 2016 to revalue its net monetary assets in Venezuela. After the revaluation, Abbott's investment in its Venezuelan operations was not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Accumulated Other Comprehensive Income (Loss)

        The components of the changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows: (in millions)

	Cumulative Foreign Currency Translation Adjustments	Net Actuarial Losses and Prior Service Costs and Credits	Cumulative Unrealized Gains (Losses) on Marketable Equity Securities	Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges	Total
Balance at December 31, 2016	$(4,959)	$(2,284)	$(69)	$49	$(7,263)

Impact of business dispositions	142	6	—	1	149

Other comprehensive income (loss) before reclassifications	1,365	(333)	182	(170)	1,044
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	90	(118)	36	8

Net current period other comprehensive income (loss)	1,365	(243)	64	(134)	1,052

Balance at December 31, 2017	(3,452)	(2,521)	(5)	(84)	(6,062)

Impact of adoption of new accounting standards	—	(337)	5	—	(332)

Other comprehensive income (loss) before reclassifications	(1,488)	(18)	—	58	(1,448)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	28	150	—	78	256

Net current period other comprehensive income (loss)	(1,460)	132	—	136	(1,192)

Balance at December 31, 2018	$(4,912)	$(2,726)	$—	$52	$(7,586)

(a)
Reclassified amounts for foreign currency translation adjustments are recorded in the Consolidated Statement of Earnings as Net Foreign exchange (gain) loss; gains (losses) on marketable equity securities are recorded as Other (income) expense and gains/losses related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost — see Note 14 for additional information.

Note 7 — Business Acquisitions

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

Note 7 — Business Acquisitions (Continued)

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

        On October 3, 2017, Abbott acquired Alere, a diagnostic device and service provider, for $51.00 per common share in cash, which equated to a purchase price of approximately $4.5 billion. As part of the acquisition, Abbott tendered for Alere's preferred shares for a total value of approximately $0.7 billion. In addition, approximately $3.0 billion of Alere's debt was assumed and subsequently repaid. The acquisition establishes Abbott as a leader in point of care testing, expands Abbott's global diagnostics presence and provides access to new products, channels and geographies. Abbott utilized a combination of cash on hand and debt to fund the acquisition. See Note 11 — Debt and Lines of Credit for further details regarding the debt utilized for the acquisition.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Business Acquisitions (Continued)

        The final allocation of the fair value of the Alere acquisition is shown in the table below.

(in billions)
Acquired intangible assets, non-deductible	$3.5
Goodwill, non-deductible	3.7
Acquired net tangible assets	1.0
Deferred income taxes recorded at acquisition	(0.4)
Net debt	(2.6)
Preferred stock	(0.7)

Total final allocation of fair value	$4.5

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

Note 7 — Business Acquisitions (Continued)

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

Note 8 — Goodwill and Intangible Assets

        The total amount of goodwill reported was $23.3 billion at December 31, 2018 and $24.0 billion at December 31, 2017. The amounts reported at December 31, 2018 and 2017 exclude goodwill reported in non-current assets held for disposition. In 2018, foreign currency translation adjustments decreased goodwill by approximately $440 million. Purchase price accounting adjustments associated with the Alere acquisition decreased goodwill by $326 million in 2018. Goodwill increased by $17.2 billion in 2017 due to the completion of the St. Jude Medical and Alere acquisitions, partially offset by a decrease of $1.5 billion due to the sale of certain businesses to Terumo, Quidel and Siemens. Foreign currency translation increased goodwill by $653 million in 2017. The amount of goodwill related to reportable segments at December 31, 2018 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $15.3 billion for the Cardiovascular and Neuromodulation Products segment. In 2018 and 2017, there were no significant reductions of goodwill relating to impairments.

        The gross amount of amortizable intangible assets, primarily product rights and technology was $25.7 billion and $25.6 billion as of December 31, 2018 and 2017, respectively, and accumulated amortization was $10.4 billion and $8.1 billion as of December 31, 2018 and 2017, respectively. In 2018, purchase price allocation adjustments increased intangible assets by $280 million and foreign currency translation adjustments decreased intangible assets by $281 million. In 2017, the gross amount of amortizable intangible assets increased by approximately $14.5 billion due to the completion of the St. Jude Medical and Alere acquisitions, partially offset by a decrease of $210 million due to the sale of certain businesses to Quidel and Siemens.

        Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.6 billion and $3.9 billion at December 31, 2018 and 2017, respectively. The decrease in indefinite-lived intangible assets in 2018 primarily relates to purchase price allocation adjustments associated with the Alere acquisition. In 2017, in-process research and development increased by $4.5 billion due to the completion of the St. Jude Medical and Alere acquisitions, a portion of which became amortizable during the year. In 2017, Abbott also recorded a $53 million impairment of an

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 8 — Goodwill and Intangible Assets (Continued)

in-process research and development project related to the Cardiovascular and Neuromodulation Products segment.

        The estimated annual amortization expense for intangible assets recorded at December 31, 2018 is approximately $2.0 billion in 2019, $2.2 billion in 2020, $2.1 billion in 2021, $2.0 billion in 2022 and $2.0 billion in 2023. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Note 9 — Restructuring Plans

        In 2017 and 2018, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Cardiovascular and Neuromodulation Products segment, and Alere into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. Abbott recorded employee related severance and other charges of approximately $52 million in 2018 and $187 million in 2017. Approximately $5 million in 2018 and 2017 is recorded in Cost of products sold, approximately $10 million in 2018 is recorded in Research and development, and approximately $37 million in 2018 and $182 million in 2017 are recorded in Selling, general and administrative expense. Abbott also assumed restructuring liabilities of approximately $23 million as part of the St Jude Medical and Alere acquisitions. The following summarizes the activity related to these actions and the status of the related accruals:

(in millions)
Liabilities assumed as part of business acquisitions	$23
Restructuring charges	187
Payments and other adjustments	(142)

Accrued balance at December 31, 2017	68
Restructuring charges	52
Payments and other adjustments	(79)

Accrued balance at December 31, 2018	$41

        From 2016 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $28 million in 2018, $120 million in 2017 and $32 million in 2016. Approximately $10 million in 2018, $7 million in 2017, and $9 million in 2016 are recorded in Cost of products sold, approximately $2 million in 2018, $77 million in 2017 and $5 million in 2016 are recorded in Research and development and approximately $16 million in 2018, $36 million in 2017 and $18 million in 2016 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2017 and 2016 were recorded primarily for accelerated depreciation.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Restructuring Plans (Continued)

        The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges	$32
Payments and other adjustments	(15)

Accrued balance at December 31, 2016	17
Restructuring charges	120
Payments and other adjustments	(18)

Accrued balance at December 31, 2017	119
Restructuring charges	28
Payments and other adjustments	(77)

Accrued balance at December 31, 2018	$70

Note 10 — Incentive Stock Program

        The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2018, Abbott granted 5,760,221 stock options, 871,331 restricted stock awards and 8,093,546 restricted stock units under this program.

        Under Abbott's stock incentive programs, the purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest over 3 years, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Forfeitures are estimated at the time of grant. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

        In April 2017, Abbott's shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2018, approximately 144 million shares remained available for future issuance.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Incentive Stock Program (Continued)

        The number of restricted stock awards and units outstanding and the weighted-average grant-date fair value at December 31, 2018 and December 31, 2017 was 15,952,602 and $52.11 and 15,518,719 and $42.82, respectively. The number of restricted stock awards and units, and the weighted-average grant-date fair value, that were granted, vested and lapsed during 2018 were 8,964,877 and $60.10, 7,522,375 and $42.85 and 1,008,619 and $49.27, respectively. The fair market value of restricted stock awards and units vested in 2018, 2017 and 2016 was $458 million, $348 million and $225 million, respectively.

	Options Outstanding			Exercisable Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
December 31, 2017	35,813,800	$36.85	5.8	22,216,890	$34.54	4.7

Granted	5,760,221	60.02
Exercised	(7,690,569)	30.34
Lapsed	(808,839)	44.77

December 31, 2018	33,074,613	$42.21	6.3	21,660,783	$38.05	5.3

        The aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 were $996 million and $743 million, respectively. The total intrinsic value of options exercised in 2018, 2017 and 2016 was $249 million, $233 million and $98 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2018 amounted to approximately $364 million, which is expected to be recognized over the next three years.

        Total non-cash stock compensation expense charged against income from continuing operations in 2018, 2017 and 2016 for share-based plans totaled approximately $477 million, $406 million and $310 million, respectively, and the tax benefit recognized was approximately $185 million, $242 million and $100 million, respectively. The decrease in the tax benefit in 2018 primarily relates to the Tax Cuts and Jobs Act (TCJA), which reduces the U.S. federal corporate tax rate from 35% to 21%. The increase in the 2017 tax benefit primarily relates to the $120 million of tax benefit recorded in income after the adoption of ASU 2016-09. Stock compensation cost capitalized as part of inventory is not significant.

        The fair value of an option granted in 2018, 2017 and 2016 was $10.93, $6.54, and $4.38, respectively. The fair value of an option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.7%	2.1%	1.4%
Average life of options (years)	6.0	6.0	6.0
Volatility	19.0%	18.0%	17.0%
Dividend yield	1.9%	2.4%	2.7%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit

        The following is a summary of long-term debt at December 31: (in millions)

	2018	2017
5.125% Notes, due 2019	$—	$947
2.35% Notes, due 2019	—	2,850
2.50% Line of credit borrowing due 2019	—	1,150
0.00% Notes, due 2020	1,300	—
2.80% Notes, due 2020	500	500
4.125% Notes, due 2020	—	597
2.00% Notes, due 2020	—	750
2.90% Notes, due 2021	2,850	2,850
2.55% Notes, due 2022	750	750
2.62% Term loan due 2022	—	2,800
0.875% Notes, due 2023	1,303	—
3.25% Notes, due 2023	—	900
3.40% Notes, due 2023	1,050	1,500
3.875% Notes, due 2025	500	500
2.95% Notes, due 2025	1,000	1,000
1.50% Notes, due 2026	1,300	—
3.75% Notes, due 2026	1,700	3,000
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(102)	(119)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(148)	(121)

Total, net of current maturities	19,359	27,210
Current maturities of long-term debt	7	508

Total carrying amount	$19,366	$27,718

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

  •
  $0.495 billion outstanding principal amount of its 2.35% Notes due 2019 — redeemed on September 28, 2018

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit (Continued)

        On January 25, 2019, Abbott gave notice to the holders of its 2.80% Notes due 2020, that it will redeem the $500 million outstanding principal amount of these notes on February 24, 2019. After the redemption of the 2.80% Notes, approximately $700 million of the $5 billion debt redemption authorization noted above will remain available.

        Abbott incurred a net charge of $14 million related to the March 22, 2018 early repayment of debt.

        On September 17, 2018, Abbott repaid upon maturity the $500 million aggregate principal amount outstanding of the 2.00% Senior Notes due 2018.

        On September 27, 2018, Abbott's wholly owned subsidiary, Abbott Ireland Financing DAC, completed a euro debt offering of €3.420 billion of long-term debt consisting of €1.140 billion of non-interest bearing Senior Notes due 2020 at 99.727% of par value; €1.140 billion of 0.875% Senior Notes due 2023 at 99.912% of par value; and €1.140 billion of 1.50% Senior Notes due 2026 at 99.723% of par value. The proceeds equated to approximately $4 billion. The notes are guaranteed by Abbott.

        On October 28, 2018, Abbott redeemed approximately $4 billion of debt, which included $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026. These amounts are in addition to the $5 billion authorization discussed above. In conjunction with the redemption, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026. Abbott incurred a net charge of $153 million related to the early repayment of this debt and the unwinding of related interest rate swaps.

        On November 30, 2018, Abbott entered into a Five Year Credit Agreement (Revolving Credit Agreement) and terminated the 2014 revolving credit agreement. There were no outstanding borrowings under the 2014 revolving credit agreement at the time of its termination. The Revolving Credit Agreement provides Abbott with the ability to borrow up to $5 billion on an unsecured basis. Any borrowings under the Revolving Credit Agreement will mature and be payable on November 30, 2023. Any borrowings under the Revolving Credit Agreement will bear interest, at Abbott's option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott's credit ratings.

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

        Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remained outstanding across the five series of existing notes which have the same coupons and maturities as those listed above. There were no significant costs associated with the exchange of debt. In addition, during the

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit (Continued)

first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

        On January 4, 2017, as part of funding the cash portion of the St. Jude Medical acquisition, Abbott borrowed $2.0 billion under a 120-day senior unsecured bridge term loan facility. This facility was repaid during the first quarter of 2017.

        In 2017, Abbott issued 364-day yen-denominated debt, of which $199 million and $195 million was outstanding at December 31, 2018 and 2017, respectively. In 2017, Abbott also paid off a $479 million yen-denominated short-term borrowing during the year.

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

        On October 3, 2017 Abbott borrowed $1.7 billion under its lines of credit. Proceeds from such borrowing were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. These lines of credit were part of a 2014 revolving credit agreement that provided Abbott with the ability to borrow up to $5 billion on an unsecured basis. Advances under the revolving credit agreement, including the $1.7 billion borrowing in October 2017, were scheduled to mature and be payable on July 10, 2019. The $1.7 billion borrowing bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott's credit ratings. Prior to October 3, 2017, no amounts were previously drawn under the revolving credit agreement. In the fourth quarter of 2017, Abbott paid off $550 million on the revolving loan. Abbott paid off the remaining balance on this revolving loan on January 5, 2018.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit (Continued)

        Principal payments required on long-term debt outstanding at December 31, 2018 are $7 million in 2019, $1.8 billion in 2020, $2.9 billion in 2021, $750 million in 2022, $2.3 billion in 2023 and $11.8 billion in 2024 and thereafter.

        At December 31, 2018, Abbott's long-term debt rating was BBB by Standard & Poor's Corporation and Baa1 by Moody's. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023 and support commercial paper borrowing arrangements. Abbott's weighted-average interest rate on short-term borrowings was 0.4% at December 31, 2018, 0.3% at December 31, 2017 and 0.6% at December 31, 2016.

Note 12 — Financial Instruments, Derivatives and Fair Value Measures

        Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $5.1 billion at December 31, 2018, and $3.3 billion at December 31, 2017, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2018 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

        Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2018, 2017 and 2016, Abbott held gross notional amounts of $13.6 billion, $20.1 billion and $14.9 billion, respectively, of such foreign currency forward exchange contracts.

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

        Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at December 31, 2018, $4.0 billion at December 31, 2017 and $5.5 billion at December 31, 2016, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

        In October 2018, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026. As a part of the unwinding, Abbott paid approximately $90 million in cash, which was included in the Financing Activities section of the Consolidated Statement of Cash Flows in 2018.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

        In the second quarter of 2017, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 2.00% Note due in 2020 and the 2.55% Note due in 2022. The proceeds received were not significant.

        In December 2016, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 4.125% Note due in 2020 and the 5.125% Note due in 2019. As part of the unwinding, Abbott received approximately $55 million in cash, which was included in the Financing Activities section of the Consolidated Statement of Cash Flows in 2016.

        The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2018	2017	Balance Sheet Caption	2018	2017	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$—	$—	Deferred income taxes and other assets	$100	$93	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts —
Hedging instruments	81	21	Other prepaid expenses and receivables	44	106	Other accrued liabilities
Others not designated as hedges	33	117	Other prepaid expenses and receivables	51	99	Other accrued liabilities

	$114	$138		$195	$298

        The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in Other Comprehensive Income (loss)			Income (expense) and Gain (loss) Reclassified into Income
							Income Statement Caption
(in millions)	2018	2017	2016	2018	2017	2016
Foreign currency forward exchange contracts designated as cash flow hedges	$73	$(226)	$49	$(114)	$(48)	$48	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	—	(25)	(15)	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	(97)	(24)	(127)	Interest expense

        Losses of $100 million and $64 million, and gains of $8 million were recognized in 2018, 2017 and 2016, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

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

Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2018		2017
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term Investment Securities:
Equity securities	$856	$856	$797	$797
Other	41	41	86	86
Total Long-Term Debt	(19,366)	(19,871)	(27,718)	(29,018)
Foreign Currency Forward Exchange Contracts:
Receivable position	114	114	138	138
(Payable) position	(95)	(95)	(205)	(205)
Interest Rate Hedge Contracts:
(Payable) position	(100)	(100)	(93)	(93)

        The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2018:
Equity securities	$320	$320	$—	$—
Foreign currency forward exchange contracts	114	—	114	—

Total Assets	$434	$320	$114	$—

Fair value of hedged long-term debt	$2,743	$—	$2,743	$—
Interest rate swap financial instruments	100	—	100	—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	71	—	—	71

Total Liabilities	$3,009	$—	$2,938	$71

December 31, 2017:
Equity securities	$374	$374	$—	$—
Foreign currency forward exchange contracts	138	—	138	—

Total Assets	$512	$374	$138	$—

Fair value of hedged long-term debt	$3,898	$—	$3,898	$—
Interest rate swap financial instruments	93	—	93	—
Foreign currency forward exchange contracts	205	—	205	—
Contingent consideration related to business combinations	120	—	—	120

Total Liabilities	$4,316	$—	$4,196	$120

        The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of the debt was determined based

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

        Contingent consideration relates to businesses acquired by Abbott. The fair value of the contingent consideration was determined based on independent appraisals, at the time of the business acquisition, adjusted for the time value of money and other changes in fair value. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales. Excluding such contingent consideration, the maximum amount estimated to be due is approximately $480 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

Note 13 — Litigation and Environmental Matters

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

        Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $125 million to $165 million. The recorded accrual balance at December 31, 2018 for these proceedings and exposures was approximately $145 million. This accrual represents management's best estimate of probable loss, as defined by FASB ASC No. 450, "Contingencies." Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott's financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits

        Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott's major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	2018	2017	2018	2017
Projected benefit obligations, January 1	$9,953	$8,517	$1,393	$1,274
Service cost — benefits earned during the year	293	283	26	25
Interest cost on projected benefit obligations	308	287	48	45
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	(1,044)	752	(106)	149
Benefits paid	(295)	(276)	(68)	(80)
Other, including foreign currency translation	(122)	390	(1)	(20)

Projected benefit obligations, December 31	$9,093	$9,953	$1,292	$1,393

Plan assets at fair value, January 1	$9,298	$7,542	$419	$416
Actual return (loss) on plans' assets	(450)	1,107	(20)	65
Company contributions	114	645	12	12
Benefits paid	(295)	(276)	(60)	(74)
Other, including foreign currency translation	(114)	280	—	—

Plan assets at fair value, December 31	$8,553	$9,298	$351	$419

Projected benefit obligations greater than plan assets, December 31	$(540)	$(655)	$(941)	$(974)

Long-term assets	$583	$563	$—	$—
Short-term liabilities	(23)	(21)	(1)	(2)
Long-term liabilities	(1,100)	(1,197)	(940)	(972)

Net liability	$(540)	$(655)	$(941)	$(974)

Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$3,326	$3,466	$361	$456
Prior service cost (credits)	(2)	(9)	(163)	(208)

Total	$3,324	$3,457	$198	$248

        The projected benefit obligations for non-U.S. defined benefit plans was $2.7 billion and $3.0 billion at December 31, 2018 and 2017, respectively. The accumulated benefit obligations for all defined benefit plans were $8.3 billion and $8.9 billion at December 31, 2018 and 2017, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

        For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2018 and 2017, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2018	2017
Accumulated benefit obligation	$1,265	$1,664
Projected benefit obligation	1,362	1,892
Fair value of plan assets	375	696

        The components of the net periodic benefit cost were as follows:

	Defined Benefit Plans			Medical and Dental Plans
(in millions)	2018	2017	2016	2018	2017	2016
Service cost — benefits earned during the year	$293	$283	$263	$26	$25	$26
Interest cost on projected benefit obligations	308	287	288	48	45	43
Expected return on plans' assets	(680)	(613)	(565)	(33)	(33)	(35)
Amortization of actuarial losses	205	163	129	33	23	16
Amortization of prior service cost (credits)	1	1	—	(45)	(45)	(45)

Total cost	$127	$121	$115	$29	$15	$5

        In 2017, Abbott recognized a $10 million curtailment gain related to the sale of AMO.

        Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table. Other comprehensive income (loss) for each respective year also includes: net actuarial losses of $86 million for defined benefit plans and a gain of $53 million for medical and dental plans in 2018; net actuarial losses of $247 million for defined benefit plans and $97 million for medical and dental plans in 2017; net actuarial losses of $571 million for defined benefit plans and $20 million for medical and dental plans in 2016.

        The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2018 that is expected to be recognized in the net periodic benefit cost in 2019 is $130 million and $1 million of expense, respectively, for defined benefit pension plans and $24 million of expense and $32 million of income, respectively, for medical and dental plans.

        The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2018	2017	2016
Discount rate	4.0%	3.4%	3.9%
Expected aggregate average long-term change in compensation	4.3%	4.4%	4.3%

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

        The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2018	2017	2016
Discount rate	3.4%	3.9%	4.3%
Expected return on plan assets	7.7%	7.6%	7.6%
Expected aggregate average long-term change in compensation	4.4%	4.3%	4.3%

        The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2018	2017	2016
Health care cost trend rate assumed for the next year	9%	9%	8%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2025	2027	2027

        The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott's expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2018, by $157 million /$(131) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $12 million/$(10) million.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

        The following table summarizes the basis used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Measured at NAV (k)
December 31, 2018:
Equities:
U.S. large cap (a)	$2,168	$1,319	$5	$—	$844
U.S. mid and small cap (b)	515	226	—	—	289
International (c)	1,671	370	—	—	1,301
Fixed income securities:
U.S. government securities (d)	476	51	269	—	156
Corporate debt instruments (e)	1,150	269	701	—	180
Non-U.S. government securities (f)	405	5	—	—	400
Other (g)	199	15	55	—	129
Absolute return funds (h)	1,684	448	—	—	1,236
Commodities (i)	59	—	—	4	55
Cash and Cash Equivalents	192	123	—	—	69
Other (j)	385	11	—	—	374

	$8,904	$2,837	$1,030	$4	$5,033

December 31, 2017:
Equities:
U.S. large cap (a)	$2,506	$1,600	$—	$—	$906
U.S. mid and small cap (b)	670	243	—	—	427
International (c)	1,937	448	—	—	1,489
Fixed income securities:
U.S. government securities (d)	510	11	286	—	213
Corporate debt instruments (e)	930	107	411	—	412
Non-U.S. government securities (f)	625	222	—	—	403
Other (g)	216	93	27	—	96
Absolute return funds (h)	1,814	135	—	—	1,679
Commodities (i)	60	—	—	4	56
Cash and Cash Equivalents	178	12	—	—	166
Other (j)	271	7	—	—	264

	$9,717	$2,878	$724	$4	$6,111

(a)
A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.

(b)
A mix of index funds and actively managed equity accounts that are benchmarked to various mid and small cap indices.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

(c)
A mix of index funds and actively managed pooled investment funds that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.

(d)
A mix of index funds and actively managed accounts that are benchmarked to various U.S. government bond indices.

(e)
A mix of index funds and actively managed accounts that are benchmarked to various corporate bond indices.

(f)
Primarily United Kingdom, Japan and Irish government-issued bonds. In 2017, included Netherlands bonds.

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

        Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the net asset value (NAV) provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per month, with a required 7 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2018 and 2017. For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

        Absolute return funds and commodities are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2018 and 2017. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 45 days. For approximately $100 million of the absolute return funds, redemptions are subject to a 25 percent gate. For commodities, investments in the private energy funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2019 to 2022. Abbott's unfunded commitments in these funds as of December 31, 2018 and 2017 were not

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

significant. Investments in the private funds (excluding private energy funds) cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2019 to 2028. Abbott's unfunded commitment in these funds was $518 million and $489 million as of December 31, 2018 and 2017, respectively.

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

        Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $114 million in 2018 and $645 million in 2017 to defined pension plans. Abbott expects to contribute approximately $380 million to its pension plans in 2019.

        Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

(in millions)	Defined Benefit Plans	Medical and Dental Plans
2019	$306	$74
2020	317	77
2021	333	78
2022	351	79
2023	369	80
2024 to 2028	2,160	418

        The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott's contributions to this plan were $146 million in 2018, $79 million in 2017 and $83 million in 2016. The 2018 contributions include amounts related to participants of the St. Jude Medical Retirement Plan which was terminated in January 2018.

Note 15 — Taxes on Earnings from Continuing Operations

        Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

        The Tax Cuts and Jobs Act (TCJA) was enacted in the U.S. on December 22, 2017. The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Taxes on Earnings from Continuing Operations (Continued)

on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2018, Abbott has completed its accounting for all of the enactment date income tax effects of the TCJA. If additional regulations issued by the U.S. Department of the Treasury after December 31, 2018 result in a change in judgment, the effect of such regulations will be accounted for in the period in which the regulations are finalized.

        Effective for fiscal years beginning after December 31, 2017, the TCJA subjects taxpayers to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. In January 2018, the FASB staff provided guidance that an entity may make an accounting policy election to either recognize deferred taxes related to items that will give rise to GILTI in future years or provide for the tax expense related to GILTI in the year that the tax is incurred. Abbott has elected to treat the GILTI tax as a period expense and provide for the tax in the year that the tax is incurred.

        In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities, and a net benefit of approximately $10 million related to certain other impacts of the TCJA. In 2018, Abbott recorded $130 million of additional tax expense which increased the final tax expense related to the TCJA to $1.59 billion. The $130 million of additional tax expense reflects a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities.

        The one-time transition tax is based on Abbott's total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes. The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets. As of December 31, 2018, the remaining balance of Abbott's transition tax obligation is approximately $1.58 billion, which will be paid over the next eight years as allowed by the TCJA.

        In 2018, taxes on earnings from continuing operations includes $98 million of net tax expense related to the settlement of Abbott's 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group's 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries. In 2017, taxes on earnings from continuing operations included $435 million of tax expense related to the gain on the sale of the AMO business. In 2016, taxes on earnings from continuing operations included the impact of a net tax benefit of approximately $225 million, primarily as a result of the resolution of various tax positions from prior years, partially offset by the unfavorable impact of non-deductible foreign exchange losses related to Venezuela and the adjustment of the Mylan N.V. equity investment, as well as the recognition of deferred taxes associated with the then pending sale of AMO.

        Undistributed foreign earnings remain indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable. In the U.S., Abbott's federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014 and the former St. Jude Medical consolidated group which are settled through 2013. There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant. Reserves for interest and penalties are not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Taxes on Earnings from Continuing Operations (Continued)

        Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2018	2017	2016
Earnings From Continuing Operations Before Taxes:
Domestic	$(430)	$308	$306
Foreign	3,303	1,923	1,107

Total	$2,873	$2,231	$1,413

Taxes on Earnings From Continuing Operations:
Current:
Domestic	$(812)	$2,260	$71
Foreign	606	508	406

Total current	(206)	2,768	477

Deferred:
Domestic	832	(679)	(147)
Foreign	(87)	(211)	20

Total deferred	745	(890)	(127)

Total	$539	$1,878	$350

        Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2018	2017	2016
Statutory tax rate on earnings from continuing operations	21.0%	35.0%	35.0%
Impact of foreign operations	(5.4)	(16.3)	(17.8)
Impact of TCJA and other related items	6.3	65.5	—
Foreign-derived intangible income benefit	(1.9)	—	—
Domestic impairment loss	(2.1)	—	—
Excess tax benefits related to stock compensation	(3.1)	(5.4)	—
Research tax credit	(1.8)	(1.9)	(1.8)
Resolution of certain tax positions pertaining to prior years	3.4	—	(16.1)
Mylan share adjustment	—	—	25.5
State taxes, net of federal benefit	0.4	0.5	(1.3)
Federal tax cost on sale of Mylan N.V. shares	—	3.4	—
All other, net	2.0	3.4	1.3

Effective tax rate on earnings from continuing operations	18.8%	84.2%	24.8%

        Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Taxes on Earnings from Continuing Operations (Continued)

        The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2018	2017
Deferred tax assets:
Compensation and employee benefits	$829	$881
Other, primarily reserves not currently deductible, and NOL's and credit carryforwards	2,546	2,857
Trade receivable reserves	196	185
Inventory reserves	97	152
Deferred intercompany profit	203	249

Total deferred tax assets before valuation allowance	3,871	4,324
Valuation allowance	(1,363)	(1,355)

Total deferred tax assets	2,508	2,969

Deferred tax liabilities:
Depreciation	(226)	(200)
Other, primarily the excess of book basis over tax basis of intangible assets	(3,557)	(3,385)

Total deferred tax liabilities	(3,783)	(3,585)

Total net deferred tax assets (liabilities)	$(1,275)	$(616)

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

        The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2018	2017
January 1	$1,440	$972
Decrease in tax positions due to acquisitions	(13)	—
Increase in tax positions due to acquisitions	—	479
Increase due to current year tax positions	164	187
Increase due to prior year tax positions	235	76
Decrease due to prior year tax positions	(611)	(176)
Settlements	(91)	(57)
Lapse of statute	(4)	(41)

December 31	$1,120	$1,440

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.02 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $125 million to $350 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Segment and Geographic Area Information

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

        Diagnostic Products —  Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites. For segment reporting purposes, the Core Laboratories Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care divisions are aggregated and reported as the Diagnostic Products segment. Rapid Diagnostics is the business acquired from Alere.

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

Note 16 — Segment and Geographic Area Information (Continued)

        The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and are not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2018	2017	2016	2018	2017	2016
Established Pharmaceuticals	$4,422	$4,287	$3,859	$894	$848	$723
Nutritionals	7,229	6,925	6,899	1,652	1,589	1,660
Diagnostics	7,495	5,616	4,813	1,868	1,468	1,194
Cardiovascular and Neuromodulation	9,437	8,911	2,896	2,990	2,720	1,037

Total Reportable Segments	28,583	25,739	18,467	$7,404	$6,625	$4,614

Other	1,995	1,651	2,386

Total	$30,578	$27,390	$20,853

(a)
Net sales were unfavorably affected by the relatively stronger U.S. dollar in 2018 and 2016. Operating earnings were unfavorably affected by the impact of foreign exchange in 2018, 2017 and 2016.

(in millions)	2018	2017	2016
Total Reportable Segment Operating Earnings	$7,404	$6,625	$4,614
Corporate functions and benefit plans costs	(618)	(506)	(411)
Non-reportable segments	510	306	304
Net interest expense	(721)	(780)	(332)
Loss on extinguishment of debt	(167)	—	—
Share-based compensation	(477)	(406)	(310)
Amortization of intangible assets	(2,178)	(1,975)	(550)
Other, net (b)	(880)	(1,033)	(1,902)

Earnings from Continuing Operations before Taxes	$2,873	$2,231	$1,413

(b)
Other, net includes inventory step-up amortization, integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges in 2018. In 2017, Other, net includes inventory step-up amortization, integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges, partially offset by the gain on the sale of the AMO business. In 2016, Other, net includes the $947 million adjustment of the Mylan equity investment and $480 million of foreign currency exchange loss related to operations in Venezuela. Charges for restructuring actions and other cost reduction initiatives were approximately $153 million in 2018, $384 million in 2017 and $167 million in 2016.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Segment and Geographic Area Information (Continued)

	Depreciation			Additions to Property, Plant and Equipment (c)			Total Assets
(in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Established Pharmaceuticals	$92	$90	$71	$131	$181	$150	$2,664	$2,728	$2,486
Nutritionals	150	164	160	86	147	199	3,071	3,160	3,189
Diagnostics	397	300	267	609	374	379	4,464	4,226	2,945
Cardiovascular and Neuromodulation	248	298	69	183	206	23	4,910	5,074	1,425

Total Reportable Segments	887	852	567	1,009	908	751	$15,109	$15,188	$10,045

Other	213	194	236	385	227	370

Total	$1,100	$1,046	$803	$1,394	$1,135	$1,121

(c)
Amounts exclude property, plant and equipment acquired through business acquisitions.

(in millions)	2018	2017	2016
Total Reportable Segment Assets	$15,109	$15,188	$10,045
Cash and investments	4,983	10,493	21,722
Non-reportable segments	991	740	1,280
Goodwill and intangible assets (d)	42,196	45,493	12,222
All other (d)	3,894	4,336	7,397

Total Assets	$67,173	$76,250	$52,666

(d)
Goodwill and intangible assets related to AMO are included in the All other line in 2016.

	Net Sales to External Customers (e)
(in millions)	2018	2017	2016
United States	$10,839	$9,673	$6,486
China	2,311	2,146	1,728
Germany	1,619	1,366	1,044
India	1,333	1,237	1,114
Japan	1,326	1,255	924
Switzerland	1,005	841	766
The Netherlands	930	929	830
All Other Countries	11,215	9,943	7,961

Consolidated	$30,578	$27,390	$20,853

(e)
Sales by country are based on the country that sold the product.

        Long-lived assets on a geographic basis primarily include property, plant and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2018 and 2017, long-lived assets totaled $8.7 billion and $8.9 billion, respectively, and in the United States such assets totaled $4.3 billion and $4.5 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Quarterly Results (Unaudited)

(in millions except per share data)	2018	2017
First Quarter
Continuing Operations:
Net Sales	$7,390	$6,335
Gross Profit	3,739	2,751
Earnings from Continuing Operations	409	386
Basic Earnings per Common Share	0.23	0.22
Diluted Earnings per Common Share	0.23	0.22
Net Earnings	418	419
Basic Earnings Per Common Share (a)	0.24	0.24
Diluted Earnings Per Common Share (a)	0.23	0.24
Market Price Per Share-High	64.60	45.84
Market Price Per Share-Low	55.58	38.34
Second Quarter
Continuing Operations:
Net Sales	$7,767	$6,637
Gross Profit	3,923	3,056
Earnings from Continuing Operations	718	270
Basic Earnings per Common Share	0.41	0.15
Diluted Earnings per Common Share	0.40	0.15
Net Earnings	733	283
Basic Earnings Per Common Share (a)	0.42	0.16
Diluted Earnings Per Common Share (a)	0.41	0.16
Market Price Per Share-High	63.85	49.59
Market Price Per Share-Low	56.81	42.31
Third Quarter
Continuing Operations:
Net Sales	$7,656	$6,829
Gross Profit	3,946	3,452
Earnings from Continuing Operations	552	561
Basic Earnings per Common Share	0.31	0.32
Diluted Earnings per Common Share	0.31	0.32
Net Earnings	563	603
Basic Earnings Per Common Share (a)	0.32	0.34
Diluted Earnings Per Common Share (a)	0.32	0.34
Market Price Per Share-High	73.58	54.80
Market Price Per Share-Low	60.32	47.83
Fourth Quarter
Continuing Operations:
Net Sales	$7,765	$7,589
Gross Profit	4,086	3,747
Earnings (Loss) from Continuing Operations	655	(864)
Basic Earnings (Loss) per Common Share	0.37	(0.50)
Diluted Earnings (Loss) per Common Share	0.37	(0.50)
Net Earnings (Loss)	654	(828)
Basic Earnings (Loss) Per Common Share (a)	0.37	(0.48)
Diluted Earnings (Loss) Per Common Share (a)	0.37	(0.48)
Market Price Per Share-High	74.92	57.77
Market Price Per Share-Low	65.44	53.20
(a)
The sum of the four quarters of earnings per share for 2018 and 2017 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

        Abbott's management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2018, the company's internal control over financial reporting was effective based on those criteria.

        Abbott's independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company's internal control over financial reporting. This report appears on page 97.

Miles D. White
Chairman of the Board and Chief Executive Officer

Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Robert E. Funck
Senior Vice President, Finance and Controller

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

Chicago, Illinois
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting

        We have audited Abbott Laboratories and subsidiaries' internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

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

Internal Control Over Financial Reporting

        Management's annual report on internal control over financial reporting.    Management's report on Abbott's internal control over financial reporting is included on page 95 hereof. The report of Abbott's independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 96 hereof.

        Changes in internal control over financial reporting.    During the quarter ended December 31, 2018, there were no changes in Abbott's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Incorporated herein by reference are "Nominees for Election as Directors," "Committees of the Board of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting" to be included in the 2019 Abbott Laboratories Proxy Statement. The 2019 Proxy Statement will be filed on or about March 15, 2019. Also incorporated herein by reference is the text found under the caption, "Executive Officers of the Registrant" on pages 17 through 20 hereof.

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

ITEM 11.    EXECUTIVE COMPENSATION

        The material to be included in the 2019 Proxy Statement under the headings "2018 Director Compensation" and "Executive Compensation" is incorporated herein by reference. The 2019 Proxy Statement will be filed on or about March 15, 2019.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Equity Compensation Plan Information.

The following table presents information as of December 31, 2018 about our compensation plans under which Abbott common shares have been authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	30,425,425	$43.23	157,934,888
Equity compensation plans not approved by security holders	0	—	0
Total (1)(2)	30,425,425	$43.23	157,934,888

(1)	(i)	Abbott Laboratories 1996 Incentive Stock Program. Benefits under the 1996 Program include stock options intended to qualify for special tax treatment under Section 422 of the Internal Revenue Code, stock options that do not qualify for that special tax treatment ("non-qualified stock options"), restricted stock, restricted stock units, stock appreciation rights, performance awards, and foreign qualified benefits. The shares that remain available for issuance under the 1996 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards may be satisfied only from treasury shares).

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

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2018, an aggregate of 13,708,139 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.
In April 2017, the 2009 Employee Stock Purchase Plan for Non-U.S. Employees was amended and restated as the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees.
(2)
Not included in the table: St. Jude Medical, Inc. Plans. In 2017, in connection with the acquisition of St. Jude Medical, Inc., options outstanding under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as Amended and Restated (2014) were assumed by Abbott and converted into Abbott options of substantially equivalent value. As of December 31, 2018, 2,649,188 options remained outstanding under these plans. These options have a weighted average purchase price of $30.42. No further awards will be granted under these plans.

For additional information concerning the Abbott Laboratories 1996 Incentive Stock Program, the Abbott Laboratories 2009 Incentive Stock Program, the Abbott Laboratories 2017 Incentive Stock Program, and the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 10 entitled "Incentive Stock Program" of the Notes to Consolidated Financial Statements included under Item 8, "Financial Statements and Supplementary Data."

(b)
Information Concerning Security Ownership.    Incorporated herein by reference is the material under the heading "Security Ownership of Executive Officers and Directors" and "Information Concerning Security Ownership" in the 2019 Proxy Statement. The 2019 Proxy Statement will be filed on or about March 15, 2019.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The material to be included in the 2019 Proxy Statement under the headings "The Board of Directors," "Committees of the Board of Directors," and "Approval Process for Related Person Transactions" is incorporated herein by reference. The 2019 Proxy Statement will be filed on or about March 15, 2019.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The material to be included in the 2019 Proxy Statement under the headings "Audit Fees and Non-Audit Fees" and "Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor" is incorporated herein by reference. The 2019 Proxy Statement will be filed on or about March 15, 2019.

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

(2)
Financial Statement Schedules:    The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	115
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	116
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X
  (3)
  Exhibits Required by Item 601 of Regulation S-K:    The information called for by this paragraph is set forth in Item 15(b) below.

(b)
Exhibits filed.

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

3.1	*Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.2	*By-Laws of Abbott Laboratories, as amended and restated effective June 8, 2018, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated June 8, 2018.

10-K Exhibit Table Item No.
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

4.5	*Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.
4.6

*Actions of the Authorized Officers with respect to Abbott's 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.7	*Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.8	*Actions of the Authorized Officers with respect to Abbott's 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.
4.9

*Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.10	*Form of 2.550% Note due 2022, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.
4.11	*Form of 2.950% Note due 2025, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.
4.12

*Actions of the Authorized Officers with respect to Abbott's 2.000% Notes, 2.550% Notes and 2.950% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.13	*Form of 2.900% Notes due 2021, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.14	*Form of 3.400% Notes due 2023, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.15	*Form of 3.750% Notes due 2026, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

10-K Exhibit Table Item No.
4.16	*Form of 4.750% Notes due 2036, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.17	*Form of 4.900% Notes due 2046, filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.
4.18

*Officers' Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.350% Notes due 2019, 2.900% Notes due 2021, 3.400% Notes due 2023, 3.750% Notes due 2026, 4.750% Notes due 2036 and 4.900% Notes due 2046 (including forms of notes), filed as Exhibit 4.22 to the Abbott Laboratories 2016 Annual Report on Form 10-K.

4.19	*Form of 2.800% Notes due 2020, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.20	*Form of 3.875% Notes due 2025, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
4.21	*Form of 4.75% Notes due 2043, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.
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

4.27

*Form of Seventh Supplemental Indenture between St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-4 dated February 21, 2017.

4.28

*Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018.

10-K Exhibit Table Item No.
4.29

*First Supplemental Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor, U.S. Bank National Association, as trustee, Elavon Financial Services DAC, U.K. Branch, as paying agent and transfer agent, and Elavon Financial Services DAC, as registrar, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018.

4.30	*Form of 0.000% Note due 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).
4.31	*Form of 0.875% Note due 2023 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).
4.32	*Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).
Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.
10.1	*Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**
10.2	*Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2017 Abbott Laboratories Annual Report on Form 10-K.**
10.3	*Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
10.4	*Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.5	*1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.6	*1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**
10.7	*Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**
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

10-K Exhibit Table Item No.
10.46

*Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.47

*Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.48

*Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.49

*Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.50

*Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.51

*Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.52

*Form of Restricted Stock Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.53

*Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.54

*Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.55

*Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.56

*Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.57

*Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.58

*Form of Restricted Stock Unit Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.14 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.59

*Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.15 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.
10.60

*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.16 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.61

*Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.17 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.62

*Form of Restricted Stock Agreement for executive officers (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.18 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.63

*Form of Restricted Stock Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.19 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.64

*Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.20 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.65

*Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.21 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.66

*Form of Non-Qualified Stock Option Agreement for executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.22 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.67

*Form of Non-Qualified Stock Option Agreement for foreign executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.23 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.68

*Form of Non-Employee Director Restricted Stock Unit Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.24 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.69

*Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.70

*Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.26 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.71

*Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.27 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.72

*Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10-K Exhibit Table Item No.
10.73

*Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2018, filed as Exhibit 10.49 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**

10.74

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2020.**

10.75	*Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**
10.76	*2004 Stock Incentive Plan, as amended and restated, filed as Exhibit 4.5 to the Abbott Laboratories Registration Statement on Form S-8 dated March 20, 2009.**
10.77

†St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical,  Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.78

†Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10.79

†Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.80

†Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.81	*Management Savings Plan, as amended and restated, filed as Exhibit 10.83 to the 2017 Abbott Laboratories Annual Report on Form 10-K.**
10.82	Five Year Credit Agreement, dated as of November 30, 2018, among Abbott Laboratories, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.
21	Subsidiaries of Abbott Laboratories.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.

10-K Exhibit Table Item No.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2018 filed on February 22, 2019, formatted in XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders' Investment; and (vi) the notes to the consolidated financial statements.

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

(c)
Financial Statement Schedule filed (page 115).

ITEM 16.    FORM 10-K SUMMARY

        None.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES
By	/s/ MILES D. WHITE Miles D. White Chairman of the Board and Chief Executive Officer
Date: February 22, 2019

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 22, 2019 in the capacities indicated below.

/s/ MILES D. WHITE Miles D. White Chairman of the Board, Chief Executive Officer and Director of Abbott Laboratories (principal executive officer)	/s/ BRIAN B. YOOR Brian B. Yoor Executive Vice President, Finance and Chief Financial Officer (principal financial officer)
/s/ ROBERT E. FUNCK Robert E. Funck Senior Vice President, Finance and Controller (principal accounting officer)
/s/ ROBERT J. ALPERN, M.D. Robert J. Alpern, M.D. Director of Abbott Laboratories	/s/ ROXANNE S. AUSTIN Roxanne S. Austin Director of Abbott Laboratories
/s/ SALLY E. BLOUNT, PH.D. Sally E. Blount, Ph.D. Director of Abbott Laboratories	/s/ MICHELLE A. KUMBIER Michelle A. Kumbier Director of Abbott Laboratories
/s/ EDWARD M. LIDDY Edward M. Liddy Director of Abbott Laboratories	/s/ NANCY MCKINSTRY Nancy McKinstry Director of Abbott Laboratories

/s/ PHEBE N. NOVAKOVIC Phebe N. Novakovic Director of Abbott Laboratories	/s/ WILLIAM A. OSBORN William A. Osborn Director of Abbott Laboratories
/s/ SAMUEL C. SCOTT III Samuel C. Scott III Director of Abbott Laboratories	/s/ DANIEL J. STARKS Daniel J. Starks Director of Abbott Laboratories
/s/ JOHN G. STRATTON John G. Stratton Director of Abbott Laboratories	/s/ GLENN F. TILTON Glenn F. Tilton Director of Abbott Laboratories

 ABBOTT LABORATORIES AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(in millions of dollars)

Allowances for Doubtful Accounts and Product Returns	Balance at Beginning of Year	Provisions/ Charges to Income	Amounts Charged Off and Other Deductions	Balance at End of Year
2018	$294	$110	$(90)	$314
2017	250	105	(61)	294
2016	337	92	(179)	250

 Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our report thereon dated February 22, 2019 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the "schedule"). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2019