Form 10-Q
period 2019-03-31
ABBOTT LABORATORIES
filed 2019-05-01
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2019, Abbott Laboratories had 1,764,181,262 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2019	2018

Net sales	$7,535	$7,390

Cost of products sold, excluding amortization of intangible assets	3,160	3,067
Amortization of intangible assets	486	584
Research and development	672	589
Selling, general and administrative	2,478	2,542
Total operating cost and expenses	6,796	6,782

Operating earnings	739	608

Interest expense	171	227
Interest (income)	(23)	(28)
Net foreign exchange (gain) loss	6	(3)
Net loss on extinguishment of debt	—	14
Other (income) expense, net	(47)	(33)
Earnings from continuing operations before tax	632	431
Tax expense (benefit) on earnings from continuing operations	(40)	22
Earnings from continuing operations	672	409

Earnings from discontinued operations, net of tax	—	9

Net Earnings	$672	$418

Basic Earnings Per Common Share —
Continuing operations	$0.38	$0.23
Discontinued operations	—	0.01
Net earnings	$0.38	$0.24

Diluted Earnings Per Common Share —
Continuing operations	$0.38	$0.23
Discontinued operations	—	—
Net earnings	$0.38	$0.23

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,763,278	1,753,412
Dilutive Common Stock Options	13,295	11,866
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,776,573	1,765,278

Outstanding Common Stock Options Having No Dilutive Effect	4,011	—

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2019	2018
Net Earnings	$672	$418

Foreign currency translation gain (loss) adjustments	122	333
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $7 in 2019 and $17 in 2018	23	23
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $(8) in 2019 and $(20) in 2018	(29)	(32)
Other comprehensive income	116	324
Comprehensive Income	$788	$742

	March 31,	December 31,
	2019	2018
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,790)	$(4,912)
Net actuarial (losses) and prior service (cost) and credits	(2,703)	(2,726)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	23	52
Accumulated Other Comprehensive Income (Loss)	$(7,470)	$(7,586)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$3,022	$3,844
Short-term investments	239	242
Trade receivables, less allowances of $331 in 2019 and $314 in 2018	5,345	5,182
Inventories:
Finished products	2,641	2,407
Work in process	536	499
Materials	908	890
Total inventories	4,085	3,796
Prepaid expenses and other receivables	1,718	1,568
Total Current Assets	14,409	14,632
Investments	867	897
Property and equipment, at cost	15,905	15,706
Less: accumulated depreciation and amortization	8,279	8,143
Net property and equipment	7,626	7,563
Intangible assets, net of amortization	18,472	18,942
Goodwill	23,209	23,254
Deferred income taxes and other assets	3,027	1,885
	$67,610	$67,173
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$201	$200
Trade accounts payable	3,045	2,975
Salaries, wages and commissions	886	1,182
Other accrued liabilities	4,130	3,780
Dividends payable	566	563
Income taxes payable	277	305
Current portion of long-term debt	8	7
Total Current Liabilities	9,113	9,012
Long-term debt	18,845	19,359
Post-employment obligations, deferred income taxes and other long-term liabilities	8,523	8,080
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2019: 1,973,472,506; 2018: 1,971,189,465	23,461	23,512
Common shares held in treasury, at cost — Shares: 2019: 209,291,244; 2018: 215,570,043	(9,679)	(9,962)
Earnings employed in the business	24,613	24,560
Accumulated other comprehensive income (loss)	(7,470)	(7,586)
Total Abbott Shareholders’ Investment	30,925	30,524
Noncontrolling Interests in Subsidiaries	204	198
Total Shareholders’ Investment	31,129	30,722
	$67,610	$67,173

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended March 31
	2019	2018
Common Shares:
Balance at January 1
Shares: 2019: 1,971,189,465; 2018: 1,965,908,188	$23,512	$23,206
Issued under incentive stock programs
Shares: 2019: 2,283,041; 2018: 3,422,819	76	102
Share-based compensation	237	225
Issuance of restricted stock awards	(364)	(310)
Balance at March 31
Shares: 2019: 1,973,472,506; 2018: 1,969,331,007	$23,461	$23,223

Common Shares Held in Treasury:
Balance at January 1
Shares: 2019: 215,570,043; 2018: 222,305,719	$(9,962)	$(10,225)
Issued under incentive stock programs
Shares: 2019: 6,544,927; 2018: 6,402,695	303	292
Purchased
Shares: 2019: 266,128; 2018: 240,217	(20)	(14)
Balance at March 31
Shares: 2019: 209,291,244; 2018: 216,143,241	$(9,679)	$(9,947)

Earnings Employed in the Business:
Balance at January 1	$24,560	$23,978
Impact of adoption of new accounting standards	—	15
Net earnings	672	418
Cash dividends declared on common shares (per share — 2019: $0.32; 2018: $0.28)	(568)	(493)
Effect of common and treasury share transactions	(51)	(62)
Balance at March 31	$24,613	$23,856

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,586)	$(6,062)
Impact of adoption of new accounting standard	—	5
Other comprehensive income (loss)	116	324
Balance at March 31	$(7,470)	$(5,733)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$198	$201
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	6	1
Balance at March 31	$204	$202

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2019	2018
Cash Flow From (Used in) Operating Activities:
Net earnings	$672	$418
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	267	268
Amortization of intangible assets	486	584
Share-based compensation	226	212
Amortization of inventory step-up	—	32
Trade receivables	(170)	(53)
Inventories	(286)	(171)
Other, net	(483)	(182)
Net Cash From Operating Activities	712	1,108

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(335)	(275)
Acquisitions of businesses and technologies, net of cash acquired	(78)	(25)
Sales (purchases) of other investment securities, net	2	(5)
Other	15	67
Net Cash (Used in) Investing Activities	(396)	(238)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	13	6
Repayments of long-term debt	(500)	(5,979)
Purchases of common shares	(217)	(128)
Proceeds from stock options exercised	127	137
Dividends paid	(565)	(491)
Net Cash (Used in) Financing Activities	(1,142)	(6,455)

Effect of exchange rate changes on cash and cash equivalents	4	35

Net Decrease in Cash and Cash Equivalents	(822)	(5,550)
Cash and Cash Equivalents, Beginning of Year	3,844	9,407
Cash and Cash Equivalents, End of Period	$3,022	$3,857

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2018.  The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases, which requires lessees to measure and recognize a lease asset and liability on the balance sheet for most leases, including operating leases.  Abbott adopted the new standard as of January 1, 2019 using the modified retrospective approach and applied the standard’s transition provisions as of January 1, 2019.  As a result, no changes were made to the December 31, 2018 Consolidated Balance Sheet. Abbott elected to apply the package of practical expedients related to transition. These practical expedients allowed Abbott to carry forward its historical assessments of whether any existing contracts are or contain leases, the lease classification for each lease existing at January 1, 2019, and whether any initial direct costs for such leases qualified for capitalization.

The new lease accounting standard does not have a material impact on the amounts reported in the Condensed Consolidated Statement of Earnings but does have a material impact on the amounts reported in the Condensed Consolidated Balance Sheet.  Adoption of the new standard resulted in the recording of approximately $850 million of new right of use (ROU) assets and additional liabilities for operating leases on the Condensed Consolidated Balance Sheet as of January 1, 2019.

Recent Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard will be effective for Abbott at the beginning of 2020, with early adoption permitted. Abbott is currently assessing the impact of this new standard on its consolidated financial statements.

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Cardiovascular and Neuromodulation Products.  Diabetes Care is a non-reportable segment and is included in Other.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The following table provides revenues by sales category:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$752	$752	$—	$793	$793
Other	—	240	240	—	251	251
Total	—	992	992	—	1,044	1,044

Nutritionals —
Pediatric Nutritionals	453	576	1,029	448	546	994
Adult Nutritionals	294	469	763	310	452	762
Total	747	1,045	1,792	758	998	1,756

Diagnostics —
Core Laboratory	249	812	1,061	228	791	1,019
Molecular	40	68	108	39	79	118
Point of Care	109	26	135	110	31	141
Rapid Diagnostics	326	211	537	323	236	559
Total	724	1,117	1,841	700	1,137	1,837

Cardiovascular and Neuromodulation —
Rhythm Management	233	257	490	264	271	535
Electrophysiology	193	236	429	182	209	391
Heart Failure	143	41	184	114	39	153
Vascular	266	443	709	286	453	739
Structural Heart	136	188	324	109	184	293
Neuromodulation	152	41	193	168	44	212
Total	1,123	1,206	2,329	1,123	1,200	2,323

Other	160	421	581	94	336	430

Total	$2,754	$4,781	$7,535	$2,675	$4,715	$7,390

Remaining Performance Obligations

As of March 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.0 billion in the Diagnostics segment and approximately $390 million in the Cardiovascular and Neuromodulation segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2018	$259
Unearned revenue from cash received during the period	109
Revenue recognized that was included in contract liability balance at beginning of period	(86)
Balance at March 31, 2019	$282

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2019 and 2018 were $668 million and $406 million, respectively.  Net earnings allocated to common shares for the three months ended March 31, 2019 and 2018 were $668 million and $415 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2019 includes $313 million of pension contributions and the payment of cash taxes of approximately $185 million.  The first three months of 2018 includes the payment of cash taxes of approximately $220 million.

The components of long-term investments as of March 31, 2019 and December 31, 2018 are as follows:

Long-term Investments	March 31,	December 31,
(in millions)	2019	2018
Equity securities	$832	$856
Other	35	41
Total	$867	$897

Abbott’s equity securities as of March 31, 2019, include approximately $328 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition.  These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2019 with a carrying value of approximately $325 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $170 million that do not have a readily determinable fair value.  The $170 million carrying value includes cumulative unrealized gains of approximately $50 million.

In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the R&D line of Abbott’s Condensed Consolidated Statement of Earnings.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
	Cumulative Foreign Currency Translation Adjustments		Net Actuarial (Losses) and Prior Service (Costs) and Credits		Cumulative Unrealized Gains (Losses) on Marketable Equity Securities		Cumulative Gains (Losses) on Derivative Instruments Designated as Cash Flow Hedges
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Balance at December 31	$(4,912)	$(3,452)	$(2,726)	$(2,521)	$—	$(5)	$52	$(84)
Impact of adoption of new accounting standard	—	—	—	—	—	5	—	—
Other comprehensive income (loss) before reclassifications	122	333	(1)	(10)	—	—	(17)	(52)
Amounts reclassified from accumulated other comprehensive income	—	—	24	33	—	—	(12)	20
Net current period comprehensive income (loss)	122	333	23	23	—	—	(29)	(32)
Balance at March 31	$(4,790)	$(3,119)	$(2,703)	$(2,498)	$—	$—	$23	$(116)

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; and amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.2 billion at March 31, 2019 and $23.3 billion at December 31, 2018.  Foreign currency translation adjustments decreased goodwill by approximately $45 million in the first three months of 2019.  The amount of goodwill related to reportable segments at March 31, 2019 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $15.2 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first three months of 2019.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.7 billion as of March 31, 2019 and December 31, 2018, and accumulated amortization was $10.8 billion as of March 31, 2019 and $10.4 billion as of December 31, 2018.  Foreign currency translation adjustments increased intangible assets by $16 million in the first three months of 2019. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2019, $2.2 billion in 2020, $2.1 billion in 2021, $2.0 billion in 2022 and $2.0 billion in 2023.  Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Indefinite-lived intangible assets, which relate to in-process R&D acquired in a business combination, were approximately $3.6 billion as of March 31, 2019 and December 31, 2018.

Note 7 — Restructuring Plans

From 2017 to 2019, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the cardiovascular and neuromodulation segment, and Alere Inc. (Alere) into the diagnostics segment, in order to leverage economies of scale and reduce costs. In the first three months of 2019, charges of $35 million were recognized, of which $16 million is recorded in Cost of products sold, $2 million is recorded in Research and development and $17 million as Selling, general and administrative expense.  The following summarizes the activity for the first three months of 2019 related to these actions and the status of the related accrual as of March 31, 2019:

(in millions)
Accrued balance at December 31, 2018	$41
Restructuring charges recorded in 2019	35
Payments and other adjustments	(15)
Accrued balance at March 31, 2019	$61

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

From 2016 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses.  The following summarizes the activity for the first three months of 2019 related to these restructuring actions and the status of the related accrual as of March 31, 2019:

(in millions)
Accrued balance at December 31, 2018	$70
Payments and other adjustments	(8)
Accrued balance at March 31, 2019	$62

Note 8 — Incentive Stock Programs

In the first three months of 2019, Abbott granted 4,010,886 stock options, 663,273 restricted stock awards and 6,295,318 restricted stock units under its incentive stock programs.  At March 31, 2019, approximately 126 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at March 31, 2019 is as follows:

	Outstanding	Exercisable
Number of shares	33,426,839	24,138,209
Weighted average remaining life (years)	6.7	5.9
Weighted average exercise price	$47.05	$40.52
Aggregate intrinsic value (in millions)	$1,099	$952

The total unrecognized share-based compensation cost at March 31, 2019 amounted to approximately $663 million which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

In February 2018, the board of directors had authorized the early redemption of up to $5 billion of outstanding long-term notes. After the repayment of the 2.80% Notes and other debt repayments that totaled $3.8 billion in 2018, approximately $700 million of the authorization remains available.

Note 10 — Leases

Leases where Abbott is the Lessee

Abbott has entered into operating leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles and equipment.  Finance leases are not significant.  Abbott’s operating leases generally have remaining lease terms of 1 year to 10 years. Some leases include options to extend beyond the original lease term, generally up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.

For all of its asset classes Abbott elected the practical expedient allowed under FASB ASC No. 842, “Leases” to account for each lease component (e.g., the right to use office space) and the associated non-lease components (e.g., maintenance services) as a single lease component. Abbott also elected the short-term lease accounting policy for all asset classes; therefore, Abbott is not recognizing a lease liability or ROU asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that Abbott is reasonably certain to exercise.

As Abbott’s leases typically do not provide an implicit rate, the interest rate used to determine the present value of the payments under each lease typically reflects Abbott’s incremental borrowing rate based on information available at the lease commencement date.  Abbott’s incremental borrowing rates at January 1, 2019 were used for operating leases that commenced prior to January 1, 2019.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The following table provides information related to Abbott’s operating leases:

Three Months Ended
(in millions)	March 31, 2019
Operating lease cost (a)	$74

Cash paid for amounts included in the measurement of operating lease liabilities	$63

ROU assets arising from obtaining new operating lease obligations	$34

Weighted average remaining lease term — operating leases	8 years

Weighted average discount rate — operating leases	4.2%

(a)         Includes short-term lease expense and variable lease costs, which were immaterial in the quarter.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

(in millions)
2019	$174
2020	191
2021	142
2022	111
2023	83
Thereafter	318
Total future minimum lease payments — undiscounted	1,019
Less: imputed interest	(168)
Present value of lease liabilities	$851

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities as of March 31, 2019:

(in millions)	March 31, 2019	Balance Sheet Caption

Operating Lease - ROU Asset	$833	Deferred income taxes and other assets

Operating Lease Liability:
Current	$196	Other accrued liabilities
Non-Current	655	Post-employment obligations, deferred income taxes and other long-term liabilities
Total Liability	$851

Leases where Abbott is the Lessor

Certain assets, primarily Diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g. reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the first quarter of 2019.

Assets related to operating leases are reported within Net property and equipment on the Condensed Consolidated Balance Sheet.  The original cost and the net book value of such assets were $2.8 billion and $1.1 billion, respectively, as of March 31, 2019.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $5.4 billion at March 31, 2019 and $5.1 billion at December 31, 2018 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value.  Accumulated gains and losses as of March 31, 2019 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At March 31, 2019 and December 31, 2018, Abbott held the gross notional amount of $10.6 billion and $13.6 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at March 31, 2019 and December 31, 2018 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2019 and December 31, 2018:

	Fair Value - Assets			Fair Value - Liabilities
(in millions)	March 31, 2019	Dec. 31, 2018	Balance Sheet Caption	March 31, 2019	Dec. 31, 2018	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$—	$—	Deferred income taxes and other assets	$57	$100	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	111	81	Prepaid expenses and other receivables	36	44	Other accrued liabilities
Others not designated as hedges	42	33	Prepaid expenses and other receivables	53	51	Other accrued liabilities

	$153	$114		$146	$195

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2019 and 2018.

	Gain (loss) Recognized in Other Comprehensive Income (loss)		Income (expense) and Gain (loss) Reclassified into Income
(in millions)	2019	2018	2019	2018	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(19)	$(86)	$15	$(30)	Cost of products sold

Interest rate swaps designated as fair value hedges	n/a	n/a	43	(106)	Interest expense

Gains of $49 million and losses of $48 million were recognized in the three months ended March 31, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

The carrying values and fair values of certain financial instruments as of March 31, 2019 and December 31, 2018 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2019		December 31, 2018
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment Securities:
Equity securities	$832	$832	$856	$856
Other	35	35	41	41
Total Long-term Debt	(18,853)	(20,311)	(19,366)	(19,871)
Foreign Currency Forward Exchange Contracts:
Receivable position	153	153	114	114
(Payable) position	(89)	(89)	(95)	(95)
Interest Rate Hedge Contracts:
(Payable) position	(57)	(57)	(100)	(100)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the   balance sheet:

		Basis of Fair Value Measurement
(in millions)	Outstanding Balances	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2019:
Equity securities	$340	$340	$—	$—
Foreign currency forward exchange contracts	153	—	153	—
Total Assets	$493	$340	$153	$—

Fair value of hedged long-term debt	$2,797	$—	$2,797	$—
Interest rate swap derivative financial instruments	57	—	57	—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	70	—	—	70
Total Liabilities	$3,013	$—	$2,943	$70

December 31, 2018:
Equity securities	$320	$320	$—	$—
Foreign currency forward exchange contracts	114	—	114	—
Total Assets	$434	$320	$114	$—

Fair value of hedged long-term debt	$2,743	$—	$2,743	$—
Interest rate swap derivative financial instruments	100	—	100	—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	71	—	—	71
Total Liabilities	$3,009	$—	$2,938	$71

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.  The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $95 million to $140 million.  The recorded accrual balance at March 31, 2019 for these proceedings and exposures was approximately $115 million.  This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott.  While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 13 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution, and medical and dental plans.  Net periodic benefit costs, other than service costs, are recognized in the Other (income) expense, net line of the Condensed Consolidated Statement of Earnings.  Net cost recognized in continuing operations for the three months ended March 31 for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit Plans		Medical and Dental Plans
(in millions)	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Service cost - benefits earned during the period	$64	$78	$6	$7
Interest cost on projected benefit obligations	84	78	13	12
Expected return on plan assets	(178)	(171)	(7)	(8)
Net amortization of:
Actuarial loss, net	33	54	6	8
Prior service cost (credit)	—	—	(8)	(11)
Net cost — continuing operations	$3	$39	$10	$8

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first three months of 2019 and 2018, $313 million and $14 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $65 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the quarter.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion.  In the first three months of 2018, taxes on earnings from continuing operations include approximately $65 million in excess tax benefits associated with share-based compensation and a $15 million adjustment to the transition tax liability for associated effects related to state tax.  Earnings from discontinued operations, net of tax, in the first three months of 2018 reflect the recognition of $9 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $16 million.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $185 million and $430 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014 and the former St. Jude Medical consolidated group which are settled through 2013.

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

Non-reportable segments includes Diabetes Care.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2019

(Unaudited)

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2019	2018	2019	2018
Established Pharmaceutical Products	$992	$1,044	$159	$167
Nutritional Products	1,792	1,756	380	365
Diagnostic Products	1,841	1,837	434	443
Cardiovascular and Neuromodulation Products	2,329	2,323	694	724
Total Reportable Segments	6,954	6,960	1,667	1,699
Other	581	430
Net sales	$7,535	$7,390
Corporate functions and benefit plans costs			(102)	(152)
Non-reportable segments			154	92
Net interest expense			(148)	(199)
Share-based compensation (a)			(226)	(212)
Amortization of intangible assets			(486)	(584)
Other, net (b)			(227)	(213)
Earnings from continuing operations before taxes			$632	$431

(a)         Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.

(b)         Other, net for the three months ended March 31, 2019 includes a charge associated with an R&D asset acquired and immediately expensed, as well as restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere.  Other, net for the three months ended March 31, 2018 includes inventory step-up amortization, restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere.

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

	Net Sales to External Customers
(in millions)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange

Established Pharmaceutical Products	$992	$1,044	(4.9)%	(10.3)%	5.4%
Nutritional Products	1,792	1,756	2.0	(3.7)	5.7
Diagnostic Products	1,841	1,837	0.2	(4.2)	4.4
Cardiovascular and Neuromodulation Products	2,329	2,323	0.2	(3.4)	3.6
Total Reportable Segments	6,954	6,960	(0.1)	(4.7)	4.6
Other	581	430	35.4	(7.4)	42.8
Net sales	$7,535	$7,390	2.0	(4.8)	6.8

Total U.S.	$2,754	$2,675	2.9	—	2.9

Total International	$4,781	$4,715	1.4	(7.6)	9.0

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2019, excluding the impact of foreign exchange, was driven by growth in all of Abbott’s businesses.  The increase in the Other category reflects growth in Abbott’s Diabetes Care business where sales in the first three months of 2019 increased 34.4 percent in total and 42.0 percent, excluding the effects of foreign exchange, to $566 million.  The Diabetes Care sales growth was led by FreeStyle® Libre®, Abbott’s continuous glucose monitoring system with worldwide sales of $379 million,  which reflected an increase versus the prior year of 70.2 percent in total and 80.1 percent, excluding the effects of foreign exchange.

Excluding the impact of foreign exchange, total net sales increased 6.8 percent in the first quarter of 2019.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first quarter as the relatively stronger U.S. dollar decreased total international sales by 7.6 percent and total sales by 4.8 percent.

The table below provides detail by sales category for the three months ended March 31.  Percent changes are versus the prior year and are based on unrounded numbers.

(in millions)	March 31, 2019	March 31, 2018	Total Change	Impact of Foreign Exchange	Total Change Excl. Foreign Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$752	$793	(5.2)%	(12.5)%	7.3%
Other Emerging Markets	240	251	(4.2)	(3.3)	(0.9)

Nutritionals —
International Pediatric Nutritionals	576	546	5.4	(5.8)	11.2
U.S. Pediatric Nutritionals	453	448	1.2	—	1.2
International Adult Nutritionals	469	452	3.9	(7.2)	11.1
U.S. Adult Nutritionals	294	310	(5.5)	—	(5.5)

Diagnostics —
Core Laboratory	1,061	1,019	4.1	(5.8)	9.9
Molecular	108	118	(8.4)	(3.3)	(5.1)
Point of Care	135	141	(4.8)	(0.6)	(4.2)
Rapid Diagnostics	537	559	(4.0)	(2.6)	(1.4)

Cardiovascular and Neuromodulation —
Rhythm Management	490	535	(8.5)	(3.3)	(5.2)
Electrophysiology	429	391	9.8	(3.3)	13.1
Heart Failure	184	153	20.9	(1.7)	22.6
Vascular (a)	709	739	(4.1)	(3.7)	(0.4)
Structural Heart	324	293	10.3	(4.7)	15.0
Neuromodulation	193	212	(8.9)	(1.8)	(7.1)

(a) Vascular Product Lines:
Coronary and Endovascular	675	691	(2.3)	(3.9)	1.6

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 7.3 percent compared to the first three months of 2018 due to growth across several geographies including Russia and China.  Sales growth in Other Emerging Markets was negatively impacted in the first three months of 2019 by the recent discontinuation of a non-core, low-margin agreement under which Abbott supplied product to a third party.

The 11.2 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was primarily driven by broad-based growth in Asia and Latin America across Abbott’s portfolio, including Similac® and PediaSure®.  In the U.S., the 1.2 percent increase in Pediatric Nutritional sales reflects growth in Pedialyte® and PediaSure.  The 11.1 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Ensure® and Glucerna® brands in various countries.  In the U.S. Adult Nutritional business, the decline reflects Abbott’s discontinuation of a non-core product line during the third quarter of 2018.

The 4.4 percent increase in Diagnostics sales, excluding the effect of foreign exchange, was primarily driven by above-market growth in Core Laboratory in the U.S., and internationally where Abbott is achieving continued adoption of its Alinity® family of  diagnostic instruments.  The 5.1 percent decrease in Molecular Diagnostics sales excluding the effect of foreign exchange, reflects the negative impact in the quarter of certain non-governmental organization (NGO) purchasing patterns in Africa. During the quarter, Abbott obtained CE Mark for its “Alinity m” (molecular) diagnostics system and several testing assays.

In Rapid Diagnostics, sales growth in several areas, including double-digit growth in cardio-metabolic testing and Abbott’s ID-NOW TM infectious disease testing platform, was more than offset by the negative impact in 2019 of certain NGO purchasing patterns in Africa and an unfavorable comparison versus the first three months of 2018 when sales were higher due to a stronger flu season.

Excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 3.6 percent; the increase was driven by double-digit growth in Electrophysiology, Heart Failure and Structural Heart.  The growth in Electrophysiology reflects higher sales in both the U.S. and internationally.  In January 2019, Abbott announced U.S. FDA approval of its TactiCath® contact force ablation catheter, Sensor Enabled™, which is designed to help physicians treat atrial fibrillation, a form of irregular heartbeat.

In Heart Failure, growth was driven by rapid U.S. market adoption of Abbott’s HeartMate 3® Left Ventricular Assist Device following FDA approval in October 2018 as a destination (long-term use) therapy for people living with advanced heart failure. In March 2019, Abbott announced new data from its MOMENTUM 3 clinical study, the largest randomized controlled trial to assess outcomes in patients receiving a heart pump to treat advanced heart failure, which demonstrated HeartMate 3 improved survival and clinical outcomes in this patient population.

Growth in Structural Heart was broad-based across several areas of the business, including MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. During the quarter, Abbott received U.S. FDA approval for a new, expanded indication for MitraClip to treat clinically significant secondary MR as a result of underlying heart failure. This new indication expands the number of people with MR that can be treated with the MitraClip device.

In Vascular, excluding the effect of foreign exchange, revenues were basically flat as the 1.6 percent increase in coronary and endovascular product sales, which includes drug-eluting stents, balloon catheters, guidewires, vascular imaging/diagnostics products, vessel closure, carotid and other coronary and peripheral products, was offset primarily by a reduction in royalty revenue.  In Rhythm Management, the 5.2 percent decline in revenues, excluding the effect of foreign exchange, reflects an 11.6 percent decrease in U.S. sales partially offset by a 1.0 percent increase in international sales.  The 7.1 percent decline in Neuromodulation sales, excluding the effect of foreign exchange, reflects a 9.6 percent decline in U.S. sales partially offset by international growth of 2.1 percent.

The gross profit margin percentage was 51.6 percent for the first quarter of 2019 compared to 50.6 percent for the first quarter of 2018.  The increase primarily reflects the favorable comparison versus the prior year from lower intangible amortization in 2019.

Research and development expenses increased $83 million, or 14.2 percent, in the first quarter of 2019.  In conjunction with the acquisition of Cephea Valve Technologies, Inc. in the first quarter of 2019, Abbott acquired an R&D asset valued at $102 million, which was immediately expensed. In the first quarter of 2018, Abbott acquired an R&D asset valued at $25 million, which was immediately expensed. The 2019 increase in R&D expense was also driven by higher R&D spending in various businesses, including Cardiovascular and Neuromodulation, partially offset by the favorable effect of foreign exchange.  For the three months ended March 31, 2019, research and development expenditures totaled $261 million for the Cardiovascular and Neuromodulation Products segment, $142 million for the Diagnostic Products segment, $45 million for the Nutritional Products segment and $43 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses for the first quarter of 2019 decreased 2.6 percent due primarily to lower acquisition-related integration costs and the favorable effect of foreign exchange on SG&A expenses, partially offset by higher selling and marketing costs to drive continued growth across various businesses.

Restructuring Plans

The results for the first three months of 2019 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere.  Abbott recorded employee related severance and other charges of $35 million in the first three months of 2019 related to these initiatives, of which $16 million is recognized in Cost of products sold, $2 million is recognized in Research and development and $17 million is recognized in Selling, general and administrative expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net increased $14 million in the first quarter of 2019 from $33 million of income in 2018 to $47 million in 2019. The increase in income in the first quarter of 2019 as compared to 2018 was due to an increase in the income related to the non-service cost component of the net periodic benefit cost associated with Abbott’s pension and postretirement benefit plans partially offset by the impairment of equity investments in 2019.

Interest Expense, net

Interest expense, net decreased $51 million in the first quarter of 2019 due to a reduction in interest expense resulting from the repayment of debt in 2018, as well as the favorable impact of the euro debt refinancing in September 2018 partially offset by lower interest income due to lower cash balances.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $65 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the quarter.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion.  In the first three months of 2018, taxes on earnings from continuing operations include approximately $65 million in excess tax benefits associated with share-based compensation and a $15 million adjustment to the transition tax liability for associated effects related to state tax.  Earnings from discontinued operations, net of tax, in the first three months of 2018 reflect the recognition of $9 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $16 million.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $185 million and $430 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2014 and the former St. Jude Medical consolidated group which are settled through 2013.

Liquidity and Capital Resources March 31, 2019 Compared with December 31, 2018

The reduction of cash and cash equivalents from $3.8 billion at December 31, 2018 to $3.0 billion at March 31, 2019 primarily reflects repayment of $500 million of debt, the payment of dividends and capital expenditures, partially offset by cash generated from operations in the first three months of 2019.  Working capital was $5.3 billion at March 31, 2019 and $5.6 billion at December 31, 2018.  The $300 million decrease in working capital in 2019 primarily reflects the decrease in cash partially offset by an increase in inventory and accounts receivable.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2019 totaled $712 million, a decrease of $396 million over the prior year due primarily to the timing of $313 million of pension contributions in 2019 and an increased investment in working capital partially offset by higher operating earnings. Other, net in Net cash from operating activities for the first three months of 2019 was a use of $483 million and includes $313 million of pension contributions and the payment of cash taxes of approximately $185 million.  Other, net in Net cash from operating activities for the first three months of 2018 was a use of $182 million and includes the impact of approximately $220 million of cash taxes paid. Other, net in Net cash from operating activities for the first three months of 2018 also includes $14 million of pension contributions as a pension contribution of $270 million was made in December 2017.

On February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  Redemptions under this authorization total $4.3 billion, including the redemption of the $500 million outstanding principal amount of the 2.80% Notes due 2020 on February 24, 2019.  Approximately $700 million of the $5 billion debt redemption authorization remains available.

At March 31, 2019, Abbott’s long-term debt rating was BBB+ by Standard & Poor’s Corporation and Baa1 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

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

In the first quarter of 2019, Abbott declared a quarterly dividend of $0.32 per share on its common shares, which represents an increase of approximately 14 percent over the $0.28 per share dividend declared in the first quarter of 2018.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments — Credit Losses which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard will be effective for Abbott at the beginning of 2020, with early adoption permitted. Abbott is currently assessing the impact of this new standard on its consolidated financial statements.

Lease Accounting Standard

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to measure and recognize a lease asset and liability on the balance sheet for most leases, including operating leases.  Abbott adopted the new standard as of January 1, 2019 using the modified retrospective approach and applied the standard’s transition provisions as of January 1, 2019.  As a result, no changes were made to the December 31, 2018 Consolidated Balance Sheet. Abbott elected to apply the package of practical expedients related to transition. These practical expedients allowed Abbott to carry forward its historical assessments of whether any existing contracts are or contain leases, the lease classification for each lease existing at January 1, 2019, and whether any initial direct costs for such leases qualified for capitalization.

The new lease accounting standard does not have a material impact on the amounts reported in the Condensed Consolidated Statement of Earnings but does have a material impact on the amounts reported in the Condensed Consolidated Balance Sheet.  Adoption of the new standard resulted in the recording of approximately $850 million of new right of use (ROU) assets and additional liabilities for operating leases on the Condensed Consolidated Balance Sheet as of January 1, 2019.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2018 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected.  Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors, in the 2018 Annual Report on Form 10-K.

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

(b)         Changes in internal control over financial reporting. During the quarter ended March 31, 2019, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.                       OTHER INFORMATION

Item 1.                                 Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 — January 31, 2019	89,083	(1)	$71.457	—	$795,235,049	(2)
February 1, 2019 — February 28, 2019	789	(1)	$73.110	—	$795,235,049	(2)
March 1, 2019 — March 31, 2019	7,454	(1)	$78.730	—	$795,235,049	(2)
Total	97,326	(1)	$72.027	—	$795,235,049	(2)

(1)         These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options — 89,083 in January, 789 in February, and 7,454 in March.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: May 1, 2019