Form 10-Q
period 2019-06-30
ABBOTT LABORATORIES
filed 2019-07-31
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

    ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2019, Abbott Laboratories had 1,767,397,615 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net sales	$7,979	$7,767	$15,514	$15,157

Cost of products sold, excluding amortization of intangible assets	3,279	3,282	6,439	6,349
Amortization of intangible assets	483	562	969	1,146
Research and development	577	575	1,249	1,164
Selling, general and administrative	2,434	2,466	4,912	5,008
Total operating cost and expenses	6,773	6,885	13,569	13,667

Operating earnings	1,206	882	1,945	1,490

Interest expense	168	210	339	437
Interest (income)	(22)	(21)	(45)	(49)
Net foreign exchange (gain) loss	(4)	(6)	2	(9)
Net loss on extinguishment of debt	—	—	—	14
Other (income) expense, net	(38)	(78)	(85)	(111)
Earnings from continuing operations before taxes	1,102	777	1,734	1,208
Taxes on earnings from continuing operations	96	59	56	81
Earnings from continuing operations	1,006	718	1,678	1,127

Earnings from discontinued operations, net of tax	—	15	—	24

Net Earnings	$1,006	$733	$1,678	$1,151

Basic Earnings Per Common Share —
Continuing operations	$0.57	$0.41	$0.94	$0.64
Discontinued operations	—	0.01	—	0.01
Net earnings	$0.57	$0.42	$0.94	$0.65

Diluted Earnings Per Common Share —
Continuing operations	$0.56	$0.40	$0.94	$0.63
Discontinued operations	—	0.01	—	0.01
Net earnings	$0.56	$0.41	$0.94	$0.64

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,768,904	1,757,836	1,766,182	1,755,691
Dilutive Common Stock Options	12,513	11,114	12,904	11,490
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,781,417	1,768,950	1,779,086	1,767,181

Outstanding Common Stock Options Having No Dilutive Effect	247	93	247	93

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net Earnings	$1,006	$733	$1,678	$1,151
Foreign currency translation gain (loss) adjustments	91	(1,359)	213	(1,026)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $7 and $14 in 2019 and $15 and $32 in 2018	26	61	49	84
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(7) and $(15) in 2019 and $48 and $28 in 2018	(12)	118	(41)	86
Other comprehensive income (loss)	105	(1,180)	221	(856)
Comprehensive Income (Loss)	$1,111	$(447)	$1,899	$295

	June 30,	December 31,
	2019	2018
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(4,699)	$(4,912)
Net actuarial (losses) and prior service (costs) and credits	(2,677)	(2,726)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	11	52
Accumulated other comprehensive income (loss)	$(7,365)	$(7,586)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$3,137	$3,844
Short-term investments	239	242
Trade receivables, less allowances of $338 in 2019 and $314 in 2018	5,548	5,182
Inventories:
Finished products	2,786	2,407
Work in process	584	499
Materials	982	890
Total inventories	4,352	3,796
Prepaid expenses and other receivables	1,919	1,568
Total Current Assets	15,195	14,632
Investments	851	897
Property and equipment, at cost	16,331	15,706
Less: accumulated depreciation and amortization	8,506	8,143
Net property and equipment	7,825	7,563
Intangible assets, net of amortization	18,091	18,942
Goodwill	23,329	23,254
Deferred income taxes and other assets	3,136	1,885
	$68,427	$67,173
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$204	$200
Trade accounts payable	3,222	2,975
Salaries, wages and commissions	1,018	1,182
Other accrued liabilities	3,961	3,780
Dividends payable	566	563
Income taxes payable	83	305
Current portion of long-term debt	8	7
Total Current Liabilities	9,062	9,012
Long-term debt	18,982	19,359
Post-employment obligations, deferred income taxes and other long-term liabilities	8,489	8,080
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount - Shares: 2019: 1,976,248,129 ; 2018: 1,971,189,465	23,665	23,512
Common shares held in treasury, at cost — Shares: 2019: 208,850,514 ; 2018: 215,570,043	(9,659)	(9,962)
Earnings employed in the business	25,045	24,560
Accumulated other comprehensive income (loss)	(7,365)	(7,586)
Total Abbott Shareholders’ Investment	31,686	30,524
Noncontrolling Interests in Subsidiaries	208	198
Total Shareholders’ Investment	31,894	30,722
	$68,427	$67,173

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended June 30
	2019	2018
Common Shares:
Balance at March 31
Shares: 2019: 1,973,472,506 ; 2018: 1,969,331,007	$23,461	$23,223
Issued under incentive stock programs
Shares: 2019: 2,775,623 ; 2018: 244,359	111	10
Share-based compensation	106	90
Issuance of restricted stock awards	(13)	(6)
Balance at June 30
Shares: 2019: 1,976,248,129 ; 2018: 1,969,575,366	$23,665	$23,317

Common Shares Held in Treasury:
Balance at March 31 Shares: 2019: 209,291,244 ; 2018: 216,143,241	$(9,679)	$(9,947)
Issued under incentive stock programs
Shares: 2019: 441,459 ; 2018: 891,641	21	41
Purchased
Shares: 2019: 729 ; 2018: 4,482	(1)	(1)
Balance at June 30
Shares: 2019: 208,850,514 ; 2018: 215,256,082	$(9,659)	$(9,907)

Earnings Employed in the Business:
Balance at March 31	$24,613	$23,856
Net earnings	1,006	733
Cash dividends declared on common shares (per share — 2019: $0.32 ; 2018: $0.28)	(568)	(495)
Effect of common and treasury share transactions	(6)	(14)
Balance at June 30	$25,045	$24,080

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(7,470)	$(5,733)
Other comprehensive income (loss)	105	(1,180)
Balance at June 30	$(7,365)	$(6,913)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$204	$202
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	4	(5)
Balance at June 30	$208	$197

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Six Months Ended June 30
	2019	2018
Common Shares:
Balance at January 1
Shares: 2019: 1,971,189,465 ; 2018: 1,965,908,188	$23,512	$23,206
Issued under incentive stock programs
Shares: 2019: 5,058,664 ; 2018: 3,667,178	187	112
Share-based compensation	343	315
Issuance of restricted stock awards	(377)	(316)
Balance at June 30
Shares: 2019: 1,976,248,129 ; 2018: 1,969,575,366	$23,665	$23,317

Common Shares Held in Treasury:
Balance at January 1
Shares: 2019: 215,570,043 ; 2018: 222,305,719	$(9,962)	$(10,225)
Issued under incentive stock programs
Shares: 2019: 6,986,386 ; 2018: 7,294,336	324	333
Purchased
Shares: 2019: 266,857 ; 2018: 244,699	(21)	(15)
Balance at June 30
Shares: 2019: 208,850,514 ; 2018: 215,256,082	$(9,659)	$(9,907)

Earnings Employed in the Business:
Balance at January 1	$24,560	$23,978
Impact of adoption of new accounting standards	—	15
Net earnings	1,678	1,151
Cash dividends declared on common shares (per share — 2019: $0.64 ; 2018: $0.56)	(1,136)	(988)
Effect of common and treasury share transactions	(57)	(76)
Balance at June 30	$25,045	$24,080

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,586)	$(6,062)
Impact of adoption of new accounting standard	—	5
Other comprehensive income (loss)	221	(856)
Balance at June 30	$(7,365)	$(6,913)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$198	$201
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	10	(4)
Balance at June 30	$208	$197

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2019	2018
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,678	$1,151
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	535	556
Amortization of intangible assets	969	1,146
Share-based compensation	340	313
Amortization of inventory step-up	—	32
Trade receivables	(335)	(137)
Inventories	(540)	(336)
Other, net	(875)	(373)
Net Cash From Operating Activities	1,772	2,352

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(803)	(573)
Acquisitions of businesses and technologies, net of cash acquired	(160)	(43)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	2	(42)
Other	19	73
Net Cash (Used in) Investing Activities	(894)	(537)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	40	140
Repayments of long-term debt	(521)	(7,280)
Purchases of common shares	(221)	(131)
Proceeds from stock options exercised	244	170
Dividends paid	(1,133)	(985)
Net Cash (Used in) Financing Activities	(1,591)	(8,086)

Effect of exchange rate changes on cash and cash equivalents	6	(71)

Net Decrease in Cash and Cash Equivalents	(707)	(6,342)
Cash and Cash Equivalents, Beginning of Year	3,844	9,407
Cash and Cash Equivalents, End of Period	$3,137	$3,065

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

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

Recent Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard will be effective for Abbott at the beginning of 2020, with early adoption permitted. Abbott is currently assessing the impact of this new standard on its consolidated financial statements.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The following tables provide detail by sales category:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$853	$853	$—	$866	$866
Other	—	255	255	—	263	263
Total	—	1,108	1,108	—	1,129	1,129

Nutritionals —
Pediatric Nutritionals	475	576	1,051	469	582	1,051
Adult Nutritionals	311	513	824	312	495	807
Total	786	1,089	1,875	781	1,077	1,858

Diagnostics —
Core Laboratory	272	897	1,169	248	880	1,128
Molecular	38	69	107	38	84	122
Point of Care	113	32	145	108	31	139
Rapid Diagnostics	272	212	484	258	226	484
Total	695	1,210	1,905	652	1,221	1,873

Cardiovascular and Neuromodulation —
Rhythm Management	273	275	548	285	286	571
Electrophysiology	190	240	430	170	230	400
Heart Failure	149	52	201	117	46	163
Vascular	270	460	730	284	466	750
Structural Heart	152	200	352	118	197	315
Neuromodulation	168	44	212	173	49	222
Total	1,202	1,271	2,473	1,147	1,274	2,421

Other	167	451	618	122	364	486
Total	$2,850	$5,129	$7,979	$2,702	$5,065	$7,767

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,605	$1,605	$—	$1,659	$1,659
Other	—	495	495	—	514	514
Total	—	2,100	2,100	—	2,173	2,173

Nutritionals —
Pediatric Nutritionals	928	1,152	2,080	917	1,128	2,045
Adult Nutritionals	605	982	1,587	622	947	1,569
Total	1,533	2,134	3,667	1,539	2,075	3,614

Diagnostics —
Core Laboratory	521	1,709	2,230	476	1,671	2,147
Molecular	78	137	215	77	163	240
Point of Care	222	58	280	218	62	280
Rapid Diagnostics	598	423	1,021	581	462	1,043
Total	1,419	2,327	3,746	1,352	2,358	3,710

Cardiovascular and Neuromodulation —
Rhythm Management	525	537	1,062	571	563	1,134
Electrophysiology	364	471	835	330	433	763
Heart Failure	292	93	385	231	85	316
Vascular	536	903	1,439	570	919	1,489
Structural Heart	288	388	676	227	381	608
Neuromodulation	320	85	405	341	93	434
Total	2,325	2,477	4,802	2,270	2,474	4,744

Other	327	872	1,199	216	700	916
Total	$5,604	$9,910	$15,514	$5,377	$9,780	$15,157

Note: Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Remaining Performance Obligations

As of June 30, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.1 billion in the Diagnostics segment and approximately $375 million in the Cardiovascular and Neuromodulation segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Cardiovascular and Neuromodulation reportable segment when payment is received upfront for various multi-period extended service arrangements.  Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2018	$259
Unearned revenue from cash received during the period	201
Revenue recognized that was included in contract liability balance at beginning of period	(163)
Balance at June 30, 2019	$297

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2019 and 2018 were $1.0 billion and $714 million, respectively, and for the six months ended June 30, 2019 and 2018 were $1.668 billion and $1.121 billion, respectively. Net earnings allocated to common shares for the three months ended June 30, 2019 and 2018 were $1.0 billion and $730 million, respectively, and for the six months ended June 30, 2019 and 2018 were $1.668 billion and $1.144 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2019 includes $326 million of pension contributions and the payment of cash taxes of approximately $615 million.  The first six months of 2018 includes the payment of cash taxes of approximately $425 million.

The components of long-term investments as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
(in millions)	2019	2018
Long-term Investments:
Equity securities	$816	$856
Other	35	41
Total	$851	$897

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Abbott's equity securities as of June 30, 2019, include approximately $320 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2019 with a carrying value of approximately $325 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $160 million that do not have a readily determinable fair value. The $160 million carrying value includes cumulative unrealized gains of approximately $50 million.

In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the R&D line of Abbott's Condensed Consolidated Statement of Earnings.

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
							Cumulative Gains
					Cumulative		(Losses) on
			Net Actuarial		Unrealized Gains		Derivative
	Cumulative Foreign		(Losses) and Prior		(Losses) on		Instruments
	Currency Translation		Service (Costs)		Marketable Equity		Designated as
(in millions)	Adjustments		and Credits		Securities		Cash Flow Hedges
	2019	2018	2019	2018	2019	2018	2019	2018
Balance at March 31	$(4,790)	$(3,119)	$(2,703)	$(2,498)	$—	$—	$23	$(116)
Other comprehensive income (loss) before reclassifications	91	(1,359)	3	30	—	—	(2)	81
Amounts reclassified from accumulated other comprehensive income	—	—	23	31	—	—	(10)	37
Net current period comprehensive income (loss)	91	(1,359)	26	61	—	—	(12)	118
Balance at June 30	$(4,699)	$(4,478)	$(2,677)	$(2,437)	$—	$—	$11	$2

	Six Months Ended June 30
							Cumulative Gains
					Cumulative		(Losses) on
			Net Actuarial		Unrealized Gains		Derivative
	Cumulative Foreign		(Losses) and Prior		(Losses) on		Instruments
	Currency Translation		Service (Costs)		Marketable Equity		Designated as
(in millions)	Adjustments		and Credits		Securities		Cash Flow Hedges
	2019	2018	2019	2018	2019	2018	2019	2018
Balance at December 31 , 2018 and 2017	$(4,912)	$(3,452)	$(2,726)	$(2,521)	$—	$(5)	$52	$(84)
Impact of adoption of new accounting standard	—	—	—	—	—	5	—	—
Other comprehensive income (loss) before reclassifications	213	(1,026)	2	20	—	—	(19)	29
Amounts reclassified from accumulated other comprehensive income	—	—	47	64	—	—	(22)	57
Net current period comprehensive income (loss)	213	(1,026)	49	84	—	—	(41)	86
Balance at June 30	$(4,699)	$(4,478)	$(2,677)	$(2,437)	$—	$—	$11	$2

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at June 30, 2019 and December 31, 2018. The amount of goodwill related to reportable segments at June 30, 2019 was $3.1 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $15.3 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first six months of 2019.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.6 billion as of June 30, 2019 and $25.7 billion as of December 31, 2018, and accumulated amortization was $11.1 billion as of June 30, 2019 and $10.4 billion as of December 31, 2018. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021, $2.0 billion in 2022 and $2.0 billion in 2023. Amortizable intangible assets are amortized over 2 to 20 years (weighted average 12 years).

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.6 billion as of June 30, 2019 and December 31, 2018.

Note 7 — Restructuring Plans

From 2017 to 2019, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the cardiovascular and neuromodulation segment, and Alere Inc. (Alere) into the diagnostics segment, in order to leverage economies of scale and reduce costs. In the first six months of 2019, charges of $36 million were recognized, of which $16 million is recorded in Cost of products sold, $2 million is recorded in Research and development and $18 million as Selling, general and administrative expense.  The following summarizes the activity for the first six months of 2019 related to these actions and the status of the related accrual as of June 30, 2019:

(in millions)
Accrued balance at December 31, 2018	$41
Restructuring charges recorded in 2019	36
Payments and other adjustments	(29)
Accrued balance at June 30, 2019	$48

From 2016 to 2018, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses, including the nutritional, established pharmaceuticals and vascular businesses. The following summarizes the activity for the first six months of 2019 related to these restructuring actions and the status of the related accrual as of June 30, 2019:

(in millions)
Accrued balance at December 31, 2018	$70
Payments and other adjustments	(13)
Accrued balance at June 30, 2019	$57

Note 8 — Incentive Stock Programs

In the first six months of 2019, Abbott granted 4,501,185 stock options, 727,674 restricted stock awards and 6,483,388 restricted stock units under its incentive stock programs. At June 30, 2019, approximately 126 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2019 is as follows:

	Outstanding	Exercisable
Number of shares	30,784,257	21,173,966
Weighted average remaining life (years)	6.7	5.7
Weighted average exercise price	$48.39	$40.93
Aggregate intrinsic value (in millions)	$1,099	$914

The total unrecognized share-based compensation cost at June 30, 2019 amounted to approximately $585 million which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

Note 9 — Debt and Lines of Credit

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

In February 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. After the repayment of the 2.80% Notes and other debt repayments that totaled $3.8 billion in 2018, approximately $700 million of the authorization remains available.

Note 10 – Leases

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

For all of its asset classes, Abbott elected the practical expedient allowed under FASB ASC No. 842, “Leases” to account for each lease component (e.g., the right to use office space) and the associated non-lease components (e.g., maintenance services) as a single lease component. Abbott also elected the short-term lease accounting policy for all asset classes; therefore, Abbott is not recognizing a lease liability or ROU asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that Abbott is reasonably certain to exercise.

As Abbott’s leases typically do not provide an implicit rate, the interest rate used to determine the present value of the payments under each lease typically reflects Abbott’s incremental borrowing rate based on information available at the lease commencement date. Abbott’s incremental borrowing rates at January 1, 2019 were used for operating leases that commenced prior to January 1, 2019.

The following table provides information related to Abbott’s operating leases:

	Three Months Ended	Six Months Ended
(in millions)	June 30, 2019	June 30, 2019
Operating lease cost (a)	$80	$154

Cash paid for amounts included in the measurement of operating lease liabilities	$63	$126

ROU assets arising from obtaining new operating lease obligations	$63	$97
(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the three and six months ended June 30, 2019.

The weighted average remaining lease term and discount rate for operating leases as of June 30, 2019 were 8 years and 4.2%, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2019 were as follows:

(in millions)
2019	$123
2020	210
2021	158
2022	120
2023	88
Thereafter	343
Total future minimum lease payments – undiscounted	1,042
Less: imputed interest	(169)
Present value of lease liabilities	$873

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities as of June 30, 2019:

(in millions)	June 30, 2019	Balance Sheet Caption

Operating Lease - ROU Asset	$850	Deferred income taxes and other assets

Operating Lease Liability:

Current	$203	Other accrued liabilities
Non-Current	670	Post-employment obligations, deferred income taxes and other long-term liabilities
Total Liability	$873

Leases where Abbott is the Lessor

Certain assets, primarily Diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g. reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the three and six months ended June 30, 2019.

Assets related to operating leases are reported within Net property and equipment on the Condensed Consolidated Balance Sheet.  The original cost and the net book value of such assets were $2.8 billion and $1.1 billion, respectively, as of June 30, 2019.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $6.0 billion at June 30, 2019 and $5.1 billion at December 31, 2018 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2019 on contracts related to intercompany purchases will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2019 and December 31, 2018, Abbott held the gross notional amount of $10.5 billion and $13.6 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at June 30, 2019 and December 31, 2018 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2019 and December 31, 2018:

	Fair Value - Assets			Fair Value - Liabilities
	June 30,	Dec. 31,		June 30,	Dec. 31,
(in millions)	2019	2018	Balance Sheet Caption	2019	2018	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$39	$—	Deferred income taxes and other assets	$—	$100	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	116	81	Prepaid expenses and other receivables	46	44	Other accrued liabilities
Others not designated as hedges	63	33	Prepaid expenses and other receivables	33	51	Other accrued liabilities

	$218	$114		$79	$195

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2019 and 2018.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30		Income Statement
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(2)	$113	$(21)	$27	$17	$(53)	$32	$(83)	Cost of products sold

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	96	(31)	139	(137)	Interest expense

Gains of $26 million and losses of $2 million were recognized in the three months ended June 30, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $75 million and losses of $50 million were recognized in the six months ended June 30, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

The carrying values and fair values of certain financial instruments as of June 30, 2019 and December 31, 2018 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Investment Securities:
Equity securities	$816	$816	$856	$856
Other	35	35	41	41
Total Long-term Debt	(18,990)	(21,264)	(19,366)	(19,871)
Foreign Currency Forward Exchange Contracts:
Receivable position	179	179	114	114
(Payable) position	(79)	(79)	(95)	(95)
Interest Rate Hedge Contracts:
Receivable position	39	39	—	—
(Payable) position	—	—	(100)	(100)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
June 30, 2019:
Equity securities	$332	$332	$—	$—
Interest rate swap derivative financial instruments	39	—	39	—
Foreign currency forward exchange contracts	179	—	179	—
Total Assets	$550	$332	$218	$—

Fair value of hedged long-term debt	$2,882	$—	$2,882	$—
Foreign currency forward exchange contracts	79	—	79	—
Contingent consideration related to business combinations	76	—	—	76
Total Liabilities	$3,037	$—	$2,961	$76

December 31, 2018:
Equity securities	$320	$320	$—	$—
Foreign currency forward exchange contracts	114	—	114	—
Total Assets	$434	$320	$114	$—

Fair value of hedged long-term debt	$2,743	$—	$2,743	$—
Interest rate swap derivative financial instruments	100	—	100	—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	71	—	—	71
Total Liabilities	$3,009	$—	$2,938	$71

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

June 30, 2019

(Unaudited)

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $90 million to $125 million. The recorded accrual balance at June 30, 2019 for these proceedings and exposures was approximately $110 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
(in millions)	Ended June 30		Ended June 30		Ended June 30		Ended June 30
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost - benefits earned during the period	$61	$67	$125	$145	$6	$6	$12	$13
Interest cost on projected benefit obligations	85	77	169	155	13	12	26	24
Expected return on plan assets	(178)	(171)	(356)	(342)	(7)	(8)	(14)	(16)
Net amortization of:
Actuarial loss, net	33	49	66	103	5	9	11	17
Prior service cost (credit)	1	1	1	1	(8)	(12)	(16)	(23)
Net cost - continuing operations	$2	$23	$5	$62	$9	$7	$19	$15

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2019 and 2018, $326 million and $58 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $90 million in excess tax benefits associated with share-based compensation.  The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion.  In the first six months of 2018, taxes on earnings from continuing operations include approximately $71 million in excess tax benefits associated with share-based compensation and a $16 million adjustment to the transition tax liability for associated effects related to state tax. Earnings from discontinued operations, net of tax, in the first six months of 2018 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $31 million.

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

June 30, 2019

(Unaudited)

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

Diagnostic Products — Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories, physician offices and alternate-care testing sites. For segment reporting purposes, the Core Laboratory Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care Diagnostics divisions are aggregated and reported as the Diagnostic Products segment.

Cardiovascular and Neuromodulation Products — Worldwide sales of cardiac rhythm management, electrophysiology, heart failure, vascular, structural heart and neuromodulation products. For segment reporting purposes, the Cardiac Arrhythmias & Heart Failure, Vascular, Neuromodulation and Structural Heart divisions are aggregated and reported as the Cardiovascular and Neuromodulation segment.

Non-reportable segments include Diabetes Care.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2019

(Unaudited)

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Established Pharmaceutical Products	$1,108	$1,129	$2,100	$2,173	$214	$208	$373	$375
Nutritional Products	1,875	1,858	3,667	3,614	447	424	827	789
Diagnostic Products	1,905	1,873	3,746	3,710	466	489	900	932
Cardiovascular and Neuromodulation Products	2,473	2,421	4,802	4,744	744	761	1,438	1,485
Total Reportable Segments	7,361	7,281	14,315	14,241	1,871	1,882	3,538	3,581
Other	618	486	1,199	916
Net sales	$7,979	$7,767	$15,514	$15,157
Corporate functions and benefit plans costs					(99)	(140)	(201)	(292)
Non-reportable segments					173	125	327	217
Net interest expense					(146)	(189)	(294)	(388)
Share-based compensation (a)					(114)	(101)	(340)	(313)
Amortization of intangible assets					(483)	(562)	(969)	(1,146)
Other, net (b)					(100)	(238)	(327)	(451)
Earnings from continuing operations before taxes					$1,102	$777	$1,734	$1,208
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and six months ended June 30, 2019 and 2018 includes restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere. Other, net for the six months ended June 30, 2019 includes a charge associated with an R&D asset acquired and immediately expensed. Other, net for the six months ended June 30, 2018 includes inventory step-up amortization.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,108	$1,129	(1.8)%	(7.9)%	6.1%
Nutritional Products	1,875	1,858	0.9	(3.5)	4.4
Diagnostic Products	1,905	1,873	1.7	(4.5)	6.2
Cardiovascular and Neuromodulation Products	2,473	2,421	2.1	(3.5)	5.6
Total Reportable Segments	7,361	7,281	1.1	(4.4)	5.5
Other	618	486	27.0	(6.8)	33.8
Net Sales	$7,979	$7,767	2.7	(4.6)	7.3

Total U.S.	$2,850	$2,702	5.5	—	5.5

Total International	$5,129	$5,065	1.3	(7.0)	8.3

	Net Sales to External Customers
	Six Months	Six Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange

Established Pharmaceutical Products	$2,100	$2,173	(3.3)%	(9.0)%	5.7%
Nutritional Products	3,667	3,614	1.5	(3.5)	5.0
Diagnostic Products	3,746	3,710	1.0	(4.3)	5.3
Cardiovascular and Neuromodulation Products	4,802	4,744	1.2	(3.4)	4.6
Total Reportable Segments	14,315	14,241	0.5	(4.6)	5.1
Other	1,199	916	30.9	(7.2)	38.1
Net Sales	$15,514	$15,157	2.4	(4.7)	7.1

Total U.S.	$5,604	$5,377	4.2	—	4.2

Total International	$9,910	$9,780	1.3	(7.3)	8.6

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2019, excluding the impact of foreign exchange, was driven by growth in all of Abbott’s reportable segments. The increase in the Other category reflects growth in Abbott’s Diabetes Care business where sales in the first six  months of 2019 increased 31.2 percent in total and 38.4 percent, excluding the effects of foreign exchange, to $1.168 billion. The Diabetes Care sales growth was led by FreeStyle® Libre®, Abbott’s continuous glucose monitoring system with worldwide sales of $812 million,  which reflected an increase versus the prior year of 66.8 percent in total and 76.2 percent, excluding the effects of foreign exchange.

Excluding the impact of foreign exchange, total net sales increased 7.3 percent in the second quarter of 2019 and 7.1 percent in the first six months of 2019.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates during the period compared to 2018.  The relatively stronger U.S. dollar decreased total international sales by 7.0 percent and total sales by 4.6 percent in the second quarter of 2019.  The relatively stronger U.S. dollar decreased total international sales by 7.3 percent and total sales by 4.7 percent in the first six months of 2019.

The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,605	$1,659	(3.2)%	(10.8)%	7.6%
Other Emerging Markets	495	514	(3.6)	(3.2)	(0.4)

Nutritionals —
International Pediatric Nutritionals	1,152	1,128	2.2	(5.4)	7.6
U.S. Pediatric Nutritionals	928	917	1.2	—	1.2
International Adult Nutritionals	982	947	3.6	(7.1)	10.7
U.S. Adult Nutritionals	605	622	(2.8)	—	(2.8)

Diagnostics —
Core Laboratory	2,230	2,147	3.9	(5.7)	9.6
Molecular	215	240	(10.4)	(3.1)	(7.3)
Point of Care	280	280	0.1	(0.6)	0.7
Rapid Diagnostics	1,021	1,043	(2.2)	(2.8)	0.6

Cardiovascular and Neuromodulation —
Rhythm Management	1,062	1,134	(6.4)	(3.4)	(3.0)
Electrophysiology	835	763	9.4	(3.6)	13.0
Heart Failure	385	316	21.9	(1.7)	23.6
Vascular (a)	1,439	1,489	(3.4)	(3.8)	0.4
Structural Heart	676	608	11.2	(4.6)	15.8
Neuromodulation	405	434	(6.7)	(1.7)	(5.0)

(a) Vascular Product Lines:
Coronary and Endovascular	1,378	1,403	(1.8)	(3.9)	2.1

Note: Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio. Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 7.6 percent compared to the first six months of 2018 due to growth across several geographies including India, Russia and China. Sales growth in Other Emerging Markets was negatively impacted in the first six months of 2019 by the discontinuation of a non-core, low-margin agreement under which Abbott supplied product to a third party.

The 7.6 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was driven by broad-based growth in Asia and Latin America across Abbott’s portfolio, including Similac® and PediaSure®. In the U.S., the 1.2 percent increase in Pediatric Nutritional sales reflects growth in Pedialyte® and PediaSure. The 10.7 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Ensure® and Glucerna® brands in several countries. In the U.S. Adult Nutritional business, the decline reflects Abbott’s discontinuation of a non-core product line during the third quarter of 2018.

The 5.3 percent increase in Diagnostic Products sales, excluding the effect of foreign exchange, was driven by above-market growth in Core Laboratory in the U.S., and internationally where Abbott is achieving continued adoption of its Alinity® family of diagnostic instruments. In July 2019, Abbott received U.S. Food and Drug Administration (FDA) approval for its Alinity blood and plasma screening system. The 7.3 percent decrease in Molecular sales excluding the effect of foreign exchange, reflects the negative impact in the quarter of certain non-governmental organization (NGO) purchasing patterns in Africa. In March 2019, Abbott announced that it obtained CE Mark for its Alinity molecular diagnostics system and several testing assays.

In Rapid Diagnostics, sales growth in several areas, including cardio-metabolic testing, was mostly offset by the negative impact in 2019 of certain NGO purchasing patterns in Africa and an unfavorable comparison versus the first six months of 2018 when sales were higher due to a stronger flu season.

Excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 4.6 percent; the increase was driven by double-digit growth in Electrophysiology, Heart Failure and Structural Heart. The growth in Electrophysiology reflects higher sales in both the U.S. and internationally. In January 2019, Abbott announced U.S. FDA approval of its TactiCath® contact force ablation catheter, Sensor Enabled™, which is designed to help physicians treat atrial fibrillation, a form of irregular heartbeat.

In Heart Failure, growth was driven by rapid market adoption in the U.S.of Abbott’s HeartMate 3® Left Ventricular Assist Device following FDA approval in October 2018 as a destination (long-term use) therapy for people living with advanced heart failure. In March 2019, Abbott announced new data from its MOMENTUM 3 clinical study, the largest randomized controlled trial to assess outcomes in patients receiving a heart pump to treat advanced heart failure, which demonstrated HeartMate 3 improved survival and clinical outcomes in this patient population.

Growth in Structural Heart was broad-based across several areas of the business, including MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. During the first quarter of 2019, Abbott received U.S. FDA approval for a new, expanded indication for MitraClip to treat clinically significant secondary MR as a result of underlying heart failure. This new indication expands the number of people with MR that can be treated with the MitraClip device. In July 2019, Abbott received U.S. FDA approval of the next generation of its MitraClip device which includes a new leaflet grasping enhancement and an expanded range of clip sizes.

In Vascular, excluding the effect of foreign exchange, revenues were basically flat as the 2.1 percent increase in coronary and endovascular product sales, which includes drug-eluting stents, balloon catheters, guidewires, vascular imaging/diagnostics products, vessel closure, carotid and other coronary and peripheral products, was offset primarily by a reduction in royalty revenue. In Rhythm Management, the 3.0 percent decline in revenues, excluding the effect of foreign exchange, reflects an 8.3 percent decrease in U.S. sales partially offset by a 2.4 percent increase in international sales. The 5.0 percent decline in Neuromodulation sales, excluding the effect of foreign exchange, reflects a 6.2 percent decline in U.S. sales and  a 0.6 percent decline in international sales.

The gross profit margin percentage was 52.8 percent for the second quarter of 2019 compared to 50.5 percent for the second quarter of 2018.  The gross profit margin percentage was 52.3 percent for the first six months of 2019 compared to 50.6 percent for the first six months of 2018.  The increase primarily reflects the favorable comparison versus the prior year from lower intangible amortization expense and restructuring costs in 2019.

Research and development expenses were essentially unchanged in the second quarter of 2019 and increased by $85 million, or 7.3 percent, in the first six months of 2019 compared to the prior year. In the second quarter of 2019, higher R&D spending in various businesses was offset by the effect of favorable foreign exchange and a decrease in costs related to acquired R&D assets compared to 2018. The increase in R&D spending in the first six months of 2019 primarily reflects higher spending on the acquisition of R&D assets. In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired an R&D asset valued at $102 million, which was immediately expensed. During the first six months of 2018, Abbott acquired R&D assets valued at $43 million, which were immediately expensed. The increase in R&D expense during the first six months of 2019 was also driven by higher R&D spending in various businesses, including Cardiovascular and Neuromodulation, partially offset by the favorable effect of foreign exchange. For the six months ended June 30, 2019, research and development expenditures totaled $532 million for the Cardiovascular and Neuromodulation Products segment, $287 million for the Diagnostic Products segment, $92 million for the Nutritional Products segment and $91 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses for the second quarter and first six months of 2019 decreased 1.3 percent and 1.9 percent, respectively, due primarily to lower acquisition-related integration costs and the favorable effect of foreign exchange on SG&A expenses, partially offset by higher selling and marketing costs to drive continued growth across various businesses.

Restructuring Plans

The results for the first six months of 2019 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere. Abbott recorded employee related severance and other charges of $36 million in the first six months of 2019 related to these initiatives, of which $16 million is recognized in Cost of products sold, $2 million is recognized in Research and development and $18 million is recognized in Selling, general and administrative expense. See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net decreased by $40 million in the second quarter of 2019 compared to 2018 and decreased by $26 million in the first six months of 2019 compared to 2018. The decrease in other income in the second quarter of 2019 as compared to 2018 was primarily due to the recording of an unrealized gain on an investment in 2018 of approximately $50 million that resulted from an observable price change for a similar investment of the same issuer. The decrease in other income in the first six months of 2019 compared to 2018 was due to this 2018 unrealized gain, along with the impairment of certain equity investments in 2019, partially offset by higher 2019 income related to the non-service cost component of the net periodic benefit cost associated with Abbott’s pension and post-retirement benefit plans.

Interest Expense, net

Interest expense, net decreased $43 million in the second quarter of 2019 and $94 million in the first six months of 2019 due to a reduction in interest expense resulting from the favorable impact of the euro debt refinancing in September 2018 as well as the repayment of debt in 2018.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first six months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $90 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter. This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion. In the first six months of 2018, taxes on earnings from continuing operations include approximately $71 million in excess tax benefits associated with share-based compensation and a $16 million adjustment to the transition tax liability for associated effects related to state tax. Earnings from discontinued operations, net of tax, in the first six months of 2018 reflect the recognition of $24 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $31 million.

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

Liquidity and Capital Resources June 30, 2019 Compared with December 31, 2018

The reduction of cash and cash equivalents from $3.8 billion at December 31, 2018 to $3.1 billion at June 30, 2019 primarily reflects repayment of $500 million of debt, the payment of dividends and capital expenditures, partially offset by cash generated from operations in the first six months of 2019. Working capital was $6.1 billion at June 30, 2019 and $5.6 billion at December 31, 2018. The $500 million increase in working capital in 2019 primarily reflects an increase in inventory and accounts receivable partially offset by a decrease in cash.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2019 totaled $1.8 billion, a decrease of $580 million over the prior year due primarily to the timing of $326 million of pension contributions in 2019, an increased investment in working capital and higher cash taxes paid partially offset by higher operating earnings. Other, net in Net cash from operating activities for the first six months of 2019 was a use of $875 million and includes $326 million of pension contributions and the payment of cash taxes of approximately $615 million. Other, net in Net cash from operating activities for the first six months of 2018 was a use of $373 million and includes the impact of approximately $425 million of cash taxes paid. Other, net in Net cash from operating activities for the first six months of 2018 also includes $58 million of pension contributions as a pension contribution of $270 million was made in December 2017.

On February 16, 2018, the board of directors authorized the early redemption of up to $5.0 billion of outstanding long-term notes. Redemptions under this authorization total $4.3 billion, including the redemption of the $500 million outstanding principal amount of the 2.80% Notes due 2020 on February 24, 2019. Approximately $700 million of the $5.0 billion debt redemption authorization remains available.

At June 30, 2019, Abbott’s long-term debt rating was BBB+ by Standard & Poor’s Corporation and A3 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

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

On April 27, 2016, the board of directors authorized the issuance and sale of up to $3 billion of common shares for general corporate purposes. No shares have been issued under this authorization.

In each of the first two quarters of 2019, Abbott declared a quarterly dividend of $0.32 per share on its common shares, which represents an increase of approximately 14 percent over the $0.28 per share quarterly dividend declared in each of the first two quarters of 2018.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset. The new standard will be effective for Abbott at the beginning of 2020, with early adoption permitted. Abbott is currently assessing the impact of this new standard on its consolidated financial statements.

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

PART I. FINANCIAL INFORMATION

Item 4.   Controls and Procedures

(a)Evaluation of disclosure controls and procedures. The Chief Executive Officer, Miles D. White, and Chief Financial Officer, Brian B. Yoor, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)Changes in internal control over financial reporting. During the quarter ended June 30, 2019, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
April 1, 2019 — April 30, 2019	51,551	(1)	$77.926	—	$795,235,049	(2)
May 1, 2019 — May 31, 2019	11,800	(1)	$75.842	—	$795,235,049	(2)
June 1, 2019 — June 30, 2019	11,800	(1)	$81.996	—	$795,235,049	(2)
Total	75,151	(1)	$78.238	—	$795,235,049	(2)
1.	These shares include:

(i)	the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 39,751 in April, 0 in May, and 0 in June; and

(ii)	the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan – 11,800 in April, 11,800 in May, and 11,800 in June.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On September 11, 2014, Abbott announced that its board of directors approved the purchase of up to $3 billion of its common shares, from time to time.

Item 6.    Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a14(a) (17 CFR 240.13a14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a14(a) (17 CFR 240.13a14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders' Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: July 31, 2019