Form 10-Q
period 2019-09-30
ABBOTT LABORATORIES
filed 2019-10-31
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, Abbott Laboratories had 1,768,455,705 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net sales	$8,076	$7,656	$23,590	$22,813

Cost of products sold, excluding amortization of intangible assets	3,358	3,166	9,797	9,515
Amortization of intangible assets	484	544	1,453	1,690
Research and development	596	574	1,845	1,738
Selling, general and administrative	2,440	2,377	7,352	7,385
Total operating cost and expenses	6,878	6,661	20,447	20,328

Operating earnings	1,198	995	3,143	2,485

Interest expense	167	203	506	640
Interest (income)	(24)	(22)	(69)	(71)
Net foreign exchange (gain) loss	7	11	9	2
Net loss on extinguishment of debt	—	67	—	81
Other (income) expense, net	(55)	18	(140)	(93)
Earnings from continuing operations before taxes	1,103	718	2,837	1,926
Taxes on earnings from continuing operations	143	166	199	247
Earnings from continuing operations	960	552	2,638	1,679

Earnings from discontinued operations, net of tax	—	11	—	35

Net Earnings	$960	$563	$2,638	$1,714

Basic Earnings Per Common Share —
Continuing operations	$0.54	$0.31	$1.48	$0.95
Discontinued operations	—	0.01	—	0.02
Net earnings	$0.54	$0.32	$1.48	$0.97

Diluted Earnings Per Common Share —
Continuing operations	$0.53	$0.31	$1.47	$0.94
Discontinued operations	—	0.01	—	0.02
Net earnings	$0.53	$0.32	$1.47	$0.96

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,771,521	1,759,585	1,767,985	1,757,018
Dilutive Common Stock Options	12,646	12,095	12,818	11,692
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,784,167	1,771,680	1,780,803	1,768,710

Outstanding Common Stock Options Having No Dilutive Effect	61	44	61	44

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Net Earnings	$960	$563	$2,638	$1,714
Foreign currency translation gain (loss) adjustments	(478)	(153)	(265)	(1,179)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $7 and $21 in 2019 and $16 and $48 in 2018	31	22	80	106
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $23 and $8 in 2019 and $16 and $44 in 2018	49	35	8	121
Other comprehensive (loss)	(398)	(96)	(177)	(952)
Comprehensive Income	$562	$467	$2,461	$762

	September 30,	December 31,
	2019	2018
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,177)	$(4,912)
Net actuarial (losses) and prior service (costs) and credits	(2,646)	(2,726)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	60	52
Accumulated other comprehensive income (loss)	$(7,763)	$(7,586)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$4,091	$3,844
Short-term investments	244	242
Trade receivables, less allowances of $354 in 2019 and $314 in 2018	5,450	5,182
Inventories:
Finished products	2,846	2,407
Work in process	584	499
Materials	962	890
Total inventories	4,392	3,796
Prepaid expenses and other receivables	1,942	1,568
Total Current Assets	16,119	14,632
Investments	874	897
Property and equipment, at cost	16,343	15,706
Less: accumulated depreciation and amortization	8,518	8,143
Net property and equipment	7,825	7,563
Intangible assets, net of amortization	17,465	18,942
Goodwill	23,046	23,254
Deferred income taxes and other assets	3,210	1,885
	$68,539	$67,173
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$204	$200
Trade accounts payable	3,029	2,975
Salaries, wages and commissions	1,258	1,182
Other accrued liabilities	4,112	3,780
Dividends payable	567	563
Income taxes payable	67	305
Current portion of long-term debt	1,254	7
Total Current Liabilities	10,491	9,012
Long-term debt	17,639	19,359
Post-employment obligations, deferred income taxes and other long-term liabilities	8,390	8,080
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2019: 1,976,705,285; 2018: 1,971,189,465	23,771	23,512
Common shares held in treasury, at cost — Shares: 2019: 208,249,580; 2018: 215,570,043	(9,631)	(9,962)
Earnings employed in the business	25,440	24,560
Accumulated other comprehensive income (loss)	(7,763)	(7,586)
Total Abbott Shareholders’ Investment	31,817	30,524
Noncontrolling Interests in Subsidiaries	202	198
Total Shareholders’ Investment	32,019	30,722
	$68,539	$67,173

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended September 30
	2019	2018
Common Shares:
Balance at June 30
Shares: 2019: 1,976,248,129; 2018: 1,969,575,366	$23,665	$23,317
Issued under incentive stock programs
Shares: 2019: 457,156; 2018: 1,015,106	18	33
Share-based compensation	93	83
Issuance of restricted stock awards	(5)	(5)
Balance at September 30
Shares: 2019: 1,976,705,285; 2018: 1,970,590,472	$23,771	$23,428

Common Shares Held in Treasury:
Balance at June 30
Shares: 2019: 208,850,514; 2018: 215,256,082	$(9,659)	$(9,907)
Issued under incentive stock programs
Shares: 2019: 605,458; 2018: 1,002,519	28	49
Purchased
Shares: 2019: 4,524; 2018: 3,877	—	—
Balance at September 30
Shares: 2019: 208,249,580; 2018: 214,257,440	$(9,631)	$(9,858)

Earnings Employed in the Business:
Balance at June 30	$25,045	$24,080
Net earnings	960	563
Cash dividends declared on common shares (per share — 2019: $0.32; 2018: $0.28)	(570)	(495)
Effect of common and treasury share transactions	5	(4)
Balance at September 30	$25,440	$24,144

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(7,365)	$(6,913)
Other comprehensive income (loss)	(398)	(96)
Balance at September 30	$(7,763)	$(7,009)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$208	$197
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(6)	(4)
Balance at September 30	$202	$193

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Nine Months Ended September 30
	2019	2018
Common Shares:
Balance at January 1
Shares: 2019: 1,971,189,465; 2018: 1,965,908,188	$23,512	$23,206
Issued under incentive stock programs
Shares: 2019: 5,515,820; 2018: 4,682,284	205	145
Share-based compensation	436	398
Issuance of restricted stock awards	(382)	(321)
Balance at September 30
Shares: 2019: 1,976,705,285; 2018: 1,970,590,472	$23,771	$23,428

Common Shares Held in Treasury:
Balance at January 1
Shares: 2019: 215,570,043; 2018: 222,305,719	$(9,962)	$(10,225)
Issued under incentive stock programs
Shares: 2019: 7,591,844; 2018: 8,296,855	352	382
Purchased
Shares: 2019: 271,381; 2018: 248,576	(21)	(15)
Balance at September 30
Shares: 2019: 208,249,580; 2018: 214,257,440	$(9,631)	$(9,858)

Earnings Employed in the Business:
Balance at January 1	$24,560	$23,978
Impact of adoption of new accounting standards	—	15
Net earnings	2,638	1,714
Cash dividends declared on common shares (per share — 2019: $0.96; 2018: $0.84)	(1,706)	(1,483)
Effect of common and treasury share transactions	(52)	(80)
Balance at September 30	$25,440	$24,144

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(7,586)	$(6,062)
Impact of adoption of new accounting standard	—	5
Other comprehensive income (loss)	(177)	(952)
Balance at September 30	$(7,763)	$(7,009)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$198	$201
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	4	(8)
Balance at September 30	$202	$193

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2019	2018
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,638	$1,714
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	805	825
Amortization of intangible assets	1,453	1,690
Share-based compensation	434	396
Amortization of inventory step-up	—	32
Trade receivables	(357)	(280)
Inventories	(730)	(450)
Other, net	(523)	608
Net Cash From Operating Activities	3,720	4,535

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,204)	(927)
Acquisitions of businesses and technologies, net of cash acquired	(171)	(43)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	(22)	(23)
Other	23	85
Net Cash (Used in) Investing Activities	(1,326)	(860)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	52	22
Proceeds from issuance of long-term debt	—	4,011
Repayments of long-term debt	(523)	(8,279)
Purchases of common shares	(222)	(134)
Proceeds from stock options exercised	291	244
Dividends paid	(1,702)	(1,479)
Net Cash (Used in) Financing Activities	(2,104)	(5,615)

Effect of exchange rate changes on cash and cash equivalents	(43)	(98)

Net Increase (Decrease) in Cash and Cash Equivalents	247	(2,038)
Cash and Cash Equivalents, Beginning of Year	3,844	9,407
Cash and Cash Equivalents, End of Period	$4,091	$7,369

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following tables provide detail by sales category:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$891	$891	$—	$866	$866
Other	—	321	321	—	293	293
Total	—	1,212	1,212	—	1,159	1,159

Nutritionals —
Pediatric Nutritionals	478	566	1,044	459	580	1,039
Adult Nutritionals	310	520	830	315	484	799
Total	788	1,086	1,874	774	1,064	1,838

Diagnostics —
Core Laboratory	272	905	1,177	249	837	1,086
Molecular	35	76	111	37	84	121
Point of Care	112	32	144	106	30	136
Rapid Diagnostics	283	194	477	274	207	481
Total	702	1,207	1,909	666	1,158	1,824

Cardiovascular and Neuromodulation —
Rhythm Management	265	273	538	272	261	533
Electrophysiology	185	242	427	169	212	381
Heart Failure	136	50	186	111	41	152
Vascular	251	446	697	284	436	720
Structural Heart	158	190	348	126	179	305
Neuromodulation	165	39	204	172	40	212
Total	1,160	1,240	2,400	1,134	1,169	2,303

Other	184	497	681	133	399	532
Total	$2,834	$5,242	$8,076	$2,707	$4,949	$7,656

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,496	$2,496	$—	$2,525	$2,525
Other	—	816	816	—	807	807
Total	—	3,312	3,312	—	3,332	3,332

Nutritionals —
Pediatric Nutritionals	1,406	1,718	3,124	1,376	1,708	3,084
Adult Nutritionals	915	1,502	2,417	937	1,431	2,368
Total	2,321	3,220	5,541	2,313	3,139	5,452

Diagnostics —
Core Laboratory	793	2,614	3,407	725	2,508	3,233
Molecular	113	213	326	114	247	361
Point of Care	334	90	424	324	92	416
Rapid Diagnostics	881	617	1,498	855	669	1,524
Total	2,121	3,534	5,655	2,018	3,516	5,534

Cardiovascular and Neuromodulation —
Rhythm Management	790	810	1,600	843	824	1,667
Electrophysiology	549	713	1,262	499	645	1,144
Heart Failure	428	143	571	342	126	468
Vascular	787	1,349	2,136	854	1,355	2,209
Structural Heart	446	578	1,024	353	560	913
Neuromodulation	485	124	609	513	133	646
Total	3,485	3,717	7,202	3,404	3,643	7,047

Other	511	1,369	1,880	349	1,099	1,448
Total	$8,438	$15,152	$23,590	$8,084	$14,729	$22,813

Note: Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Remaining Performance Obligations

As of September 30, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.2 billion in the Diagnostics segment and approximately $350 million in the Cardiovascular and Neuromodulation segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2018	$259
Unearned revenue from cash received during the period	285
Revenue recognized that was included in contract liability balance at beginning of period	(249)
Balance at September 30, 2019	$295

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2019 and 2018 were $954 million and $548 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $2.622 billion and $1.669 billion, respectively. Net earnings allocated to common shares for the three months ended September 30, 2019 and 2018 were $954 million and $560 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $2.622 billion and $1.704 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2019 includes $337 million of pension contributions and the payment of cash taxes of approximately $775 million.  The first nine months of 2018 includes the favorable impact of improvements in working capital management, as well as the effect of non-cash charges related to the impairment of certain assets and the accrual of certain debt extinguishment costs.

The components of long-term investments as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
(in millions)	2019	2018
Long-term Investments:
Equity securities	$830	$856
Other	44	41
Total	$874	$897

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Abbott's equity securities as of September 30, 2019, include approximately $330 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2019 with a carrying value of approximately $335 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $155 million that do not have a readily determinable fair value. The $155 million carrying value includes cumulative unrealized gains of approximately $50 million.

In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the R&D line of Abbott's Condensed Consolidated Statement of Earnings.

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
							Cumulative Gains
					Cumulative		(Losses) on
			Net Actuarial		Unrealized Gains		Derivative
	Cumulative Foreign		(Losses) and Prior		(Losses) on		Instruments
	Currency Translation		Service (Costs)		Marketable Equity		Designated as
(in millions)	Adjustments		and Credits		Securities		Cash Flow Hedges
	2019	2018	2019	2018	2019	2018	2019	2018
Balance at June 30	$(4,699)	$(4,478)	$(2,677)	$(2,437)	$—	$—	$11	$2
Other comprehensive income (loss) before reclassifications	(478)	(153)	7	—	—	—	67	10
Amounts reclassified from accumulated other comprehensive income	—	—	24	22	—	—	(18)	25
Net current period comprehensive income (loss)	(478)	(153)	31	22	—	—	49	35
Balance at September 30	$(5,177)	$(4,631)	$(2,646)	$(2,415)	$—	$—	$60	$37

	Nine Months Ended September 30
							Cumulative Gains
					Cumulative		(Losses) on
			Net Actuarial		Unrealized Gains		Derivative
	Cumulative Foreign		(Losses) and Prior		(Losses) on		Instruments
	Currency Translation		Service (Costs)		Marketable Equity		Designated as
(in millions)	Adjustments		and Credits		Securities		Cash Flow Hedges
	2019	2018	2019	2018	2019	2018	2019	2018
Balance at December 31 , 2018 and 2017	$(4,912)	$(3,452)	$(2,726)	$(2,521)	$—	$(5)	$52	$(84)
Impact of adoption of new accounting standard	—	—	—	—	—	5	—	—
Other comprehensive income (loss) before reclassifications	(265)	(1,179)	9	—	—	—	48	38
Amounts reclassified from accumulated other comprehensive income	—	—	71	106	—	—	(40)	83
Net current period comprehensive income (loss)	(265)	(1,179)	80	106	—	—	8	121
Balance at September 30	$(5,177)	$(4,631)	$(2,646)	$(2,415)	$—	$—	$60	$37

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss and cash flow hedges as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 13 for additional details.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.0 billion at September 30, 2019 and $23.3 billion at December 31, 2018. Foreign currency translation adjustments decreased goodwill by approximately $252 million during the first nine months of 2019. The amount of goodwill related to reportable segments at September 30, 2019 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $15.2 billion for the Cardiovascular and Neuromodulation Products segment.  There was no reduction of goodwill relating to impairments in the first nine months of 2019.

The gross amount of amortizable intangible assets, primarily product rights and technology was $25.1 billion as of September 30, 2019 and $25.7 billion as of December 31, 2018, and accumulated amortization was $11.2 billion as of September 30, 2019 and $10.4 billion as of December 31, 2018. Foreign currency translation adjustments decreased intangible assets by approximately $110 million during the first nine months of 2019. Abbott’s estimated annual amortization expense for intangible assets is approximately $1.9 billion in 2019, $2.1 billion in 2020, $2.0 billion in 2021, $2.0 billion in 2022 and $2.0 billion in 2023.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $3.6 billion as of September 30, 2019 and December 31, 2018.

Note 7 — Restructuring Plans

From 2017 to 2019, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Cardiovascular and Neuromodulation segment, and Alere Inc. (Alere) into the Diagnostics segment, in order to leverage economies of scale and reduce costs. In the first nine months of 2019, charges of $66 million were recognized, of which $18 million is recorded in Cost of products sold, $4 million is recorded in Research and development and $44 million as Selling, general and administrative expense.  The following summarizes the activity for the first nine months of 2019 related to these actions and the status of the related accrual as of September 30, 2019:

(in millions)
Accrued balance at December 31, 2018	$41
Restructuring charges recorded in 2019	66
Payments and other adjustments	(45)
Accrued balance at September 30, 2019	$62

From 2016 to 2019, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses, including the nutritional, established pharmaceuticals and vascular businesses. In the first nine months of 2019, charges of $35 million were recognized, of which $10 million is recorded in Cost of products sold, $8 million is recorded in Research and development and $17 million as Selling, general and administrative expense. The following summarizes the activity for the first nine months of 2019 related to these restructuring actions and the status of the related accrual as of September 30, 2019:

(in millions)
Accrued balance at December 31, 2018	$70
Restructuring charges recorded in 2019	35
Payments and other adjustments	(29)
Accrued balance at September 30, 2019	$76

Note 8 — Incentive Stock Programs

In the first nine months of 2019, Abbott granted 4,579,283 stock options, 736,100 restricted stock awards and 6,568,376 restricted stock units under its incentive stock programs. At September 30, 2019, approximately 126 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2019 is as follows:

	Outstanding	Exercisable
Number of shares	30,219,778	20,793,077
Weighted average remaining life (years)	6.5	5.5
Weighted average exercise price	$48.65	$41.13
Aggregate intrinsic value (in millions)	$1,058	$885

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The total unrecognized share-based compensation cost at September 30, 2019 amounted to approximately $501 million which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. This bond redemption authorization supersedes the board's previous authorization under which $700 million had not yet been redeemed.

Note 10 — Leases

Leases where Abbott is the Lessee

Abbott has entered into operating leases as the lessee for office space, manufacturing facilities, R&D laboratories, warehouses, vehicles and equipment.  Finance leases are not significant.  Abbott’s operating leases generally have remaining lease terms of 1 to 10 years. Some leases include options to extend beyond the original lease term, generally up to 10 years and some include options to terminate early. These options have been included in the determination of the lease liability when it is reasonably certain that the option will be exercised.

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

The following table provides information related to Abbott’s operating leases:

	Three Months Ended	Nine Months Ended
(in millions)	September 30, 2019	September 30, 2019
Operating lease cost (a)	$79	$233
Cash paid for amounts included in the measurement of operating lease liabilities	$64	$190
ROU assets arising from entering into new operating lease obligations	$104	$201
(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the three and nine months ended September 30, 2019.

The weighted average remaining lease term and discount rate for operating leases as of September 30, 2019 were 8 years and 4.1%, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 were as follows:

(in millions)
2019	$61
2020	225
2021	177
2022	137
2023	98
Thereafter	380
Total future minimum lease payments – undiscounted	1,078
Less: imputed interest	(174)
Present value of lease liabilities	$904

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities as of September 30, 2019:

(in millions)	September 30, 2019	Balance Sheet Caption

Operating Lease - ROU Asset	$881	Deferred income taxes and other assets

Operating Lease Liability:

Current	$202	Other accrued liabilities
Non-current	702	Post-employment obligations, deferred income taxes and other long-term liabilities
Total Liability	$904

Leases where Abbott is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the three and nine months ended September 30, 2019.

Assets related to operating leases are reported within Net property and equipment on the Condensed Consolidated Balance Sheet.  The original cost and the net book value of such assets were $2.7 billion and $1.1 billion, respectively, as of September 30, 2019.

Note 11 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $6.3 billion at September 30, 2019 and $5.1 billion at December 31, 2018 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2019 on contracts related to intercompany purchases will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At September 30, 2019 and December 31, 2018, Abbott held the gross notional amount of $10.4 billion and $13.6 billion, respectively, of such foreign currency forward exchange contracts.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at September 30, 2019 and December 31, 2018 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2019 and December 31, 2018:

	Fair Value - Assets			Fair Value - Liabilities
	Sept. 30,	Dec. 31,		Sept. 30,	Dec. 31,
(in millions)	2019	2018	Balance Sheet Caption	2019	2018	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$74	$—	Deferred income taxes and other assets	$—	$100	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	244	81	Prepaid expenses and other receivables	33	44	Other accrued liabilities
Others not designated as hedges	54	33	Prepaid expenses and other receivables	62	51	Other accrued liabilities

	$372	$114		$95	$195

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2019 and 2018.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Income Statement
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018	Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$99	$18	$78	$45	$26	$(37)	$58	$(120)	Cost of products sold

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	35	(42)	174	(179)	Interest expense

Gains of $49 million and losses of $10 million were recognized in the three months ended September 30, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $124 million and losses of $60 million were recognized in the nine months ended September 30, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

The carrying values and fair values of certain financial instruments as of September 30, 2019 and December 31, 2018 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from nonperformance by these counterparties.

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Investment Securities:
Equity securities	$830	$830	$856	$856
Other	44	44	41	41
Total Long-term Debt	(18,893)	(21,525)	(19,366)	(19,871)
Foreign Currency Forward Exchange Contracts:
Receivable position	298	298	114	114
(Payable) position	(95)	(95)	(95)	(95)
Interest Rate Hedge Contracts:
Receivable position	74	74	—	—
(Payable) position	—	—	(100)	(100)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
September 30, 2019:
Equity securities	$341	$341	$—	$—
Interest rate swap derivative financial instruments	74	—	74	—
Foreign currency forward exchange contracts	298	—	298	—
Total Assets	$713	$341	$372	$—

Fair value of hedged long-term debt	$2,927	$—	$2,927	$—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,090	$—	$3,022	$68

December 31, 2018:
Equity securities	$320	$320	$—	$—
Foreign currency forward exchange contracts	114	—	114	—
Total Assets	$434	$320	$114	$—

Fair value of hedged long-term debt	$2,743	$—	$2,743	$—
Interest rate swap derivative financial instruments	100	—	100	—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	71	—	—	71
Total Liabilities	$3,009	$—	$2,938	$71

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

September 30, 2019

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $110 million to $140 million. The recorded accrual balance at September 30, 2019 for these proceedings and exposures was approximately $125 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
(in millions)	Ended September 30		Ended September 30		Ended September 30		Ended September 30
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost - benefits earned during the period	$63	$76	$188	$221	$5	$7	$17	$20
Interest cost on projected benefit obligations	84	77	253	232	13	12	39	36
Expected return on plan assets	(177)	(169)	(533)	(511)	(6)	(9)	(20)	(25)
Net amortization of:
Actuarial loss, net	33	51	99	154	6	8	17	25
Prior service cost (credit)	—	—	1	1	(8)	(11)	(24)	(34)
Net cost - continuing operations	$3	$35	$8	$97	$10	$7	$29	$22

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2019 and 2018, $337 million and $71 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Note 14 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $95 million in excess tax benefits associated with share-based compensation.  The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion.  In the first nine months of 2018, taxes on earnings from continuing operations include approximately $80 million in excess tax benefits associated with share-based compensation and a $53 million adjustment to the transition tax liability for associated effects related to state tax. Earnings from discontinued operations, net of tax, in the first nine months of 2018 reflect the recognition of $40 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $47 million.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2019

(Unaudited)

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Established Pharmaceutical Products	$1,212	$1,159	$3,312	$3,332	$281	$289	$654	$664
Nutritional Products	1,874	1,838	5,541	5,452	414	435	1,241	1,224
Diagnostic Products	1,909	1,824	5,655	5,534	456	443	1,356	1,375
Cardiovascular and Neuromodulation Products	2,400	2,303	7,202	7,047	741	730	2,179	2,215
Total Reportable Segments	7,395	7,124	21,710	21,365	1,892	1,897	5,430	5,478
Other	681	532	1,880	1,448
Net sales	$8,076	$7,656	$23,590	$22,813
Corporate functions and benefit plan costs					(131)	(143)	(332)	(435)
Non-reportable segments					220	148	547	365
Net interest expense					(143)	(181)	(437)	(569)
Share-based compensation (a)					(94)	(83)	(434)	(396)
Amortization of intangible assets					(484)	(544)	(1,453)	(1,690)
Other, net (b)					(157)	(376)	(484)	(827)
Earnings from continuing operations before taxes					$1,103	$718	$2,837	$1,926
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and nine months ended September 30, 2019 and 2018 includes restructuring charges and integration costs associated with the acquisitions of St. Jude Medical and Alere. Other, net for the nine months ended September 30, 2019 includes charges associated with R&D assets acquired and immediately expensed. Other, net for the nine months ended September 30, 2018 includes inventory step-up amortization.

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,212	$1,159	4.4%	(3.5)%	7.9%
Nutritional Products	1,874	1,838	2.0	(1.3)	3.3
Diagnostic Products	1,909	1,824	4.7	(1.9)	6.6
Cardiovascular and Neuromodulation Products	2,400	2,303	4.2	(1.4)	5.6
Total Reportable Segments	7,395	7,124	3.8	(1.8)	5.6
Other	681	532	28.0	(3.5)	31.5
Net Sales	$8,076	$7,656	5.5	(1.9)	7.4

Total U.S.	$2,834	$2,707	4.7	—	4.7

Total International	$5,242	$4,949	5.9	(3.0)	8.9

	Net Sales to External Customers
	Nine Months	Nine Months
	Ended	Ended		Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange

Established Pharmaceutical Products	$3,312	$3,332	(0.6)%	(7.1)%	6.5%
Nutritional Products	5,541	5,452	1.6	(2.8)	4.4
Diagnostic Products	5,655	5,534	2.2	(3.5)	5.7
Cardiovascular and Neuromodulation Products	7,202	7,047	2.2	(2.8)	5.0
Total Reportable Segments	21,710	21,365	1.6	(3.7)	5.3
Other	1,880	1,448	29.9	(5.7)	35.6
Net Sales	$23,590	$22,813	3.4	(3.8)	7.2

Total U.S.	$8,438	$8,084	4.4	—	4.4

Total International	$15,152	$14,729	2.9	(5.8)	8.7

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2019, excluding the impact of foreign exchange, was driven by growth in all of Abbott’s reportable segments. The increase in the Other category reflects growth in Abbott’s Diabetes Care business where sales in the first nine  months of 2019 increased 30.6 percent in total and 36.5 percent, excluding the effects of foreign exchange, to $1.833 billion. The Diabetes Care sales growth was led by FreeStyle Libre®, Abbott’s continuous glucose monitoring system with worldwide sales of $1.308 billion, which reflected an increase versus the prior year of 65.4 percent in total and 72.9 percent, excluding the effects of foreign exchange.

Excluding the impact of foreign exchange, total net sales increased 7.4 percent in the third quarter of 2019 and 7.2 percent in the first nine months of 2019. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates during the period compared to 2018. The relatively stronger U.S. dollar decreased total international sales by 3.0 percent and total sales by 1.9 percent in the third quarter of 2019. The relatively stronger U.S. dollar decreased total international sales by 5.8 percent and total sales by 3.8 percent in the first nine months of 2019.

The table below provides detail by sales category for the nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2019	2018	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,496	$2,525	(1.2)%	(8.6)%	7.4%
Other Emerging Markets	816	807	1.0	(2.7)	3.7

Nutritionals —
International Pediatric Nutritionals	1,718	1,708	0.6	(4.2)	4.8
U.S. Pediatric Nutritionals	1,406	1,376	2.2	—	2.2
International Adult Nutritionals	1,502	1,431	4.9	(5.7)	10.6
U.S. Adult Nutritionals	915	937	(2.4)	—	(2.4)

Diagnostics —
Core Laboratory	3,407	3,233	5.4	(4.6)	10.0
Molecular	326	361	(9.5)	(2.5)	(7.0)
Point of Care	424	416	2.1	(0.5)	2.6
Rapid Diagnostics	1,498	1,524	(1.7)	(2.3)	0.6

Cardiovascular and Neuromodulation —
Rhythm Management	1,600	1,667	(4.0)	(2.8)	(1.2)
Electrophysiology	1,262	1,144	10.3	(2.8)	13.1
Heart Failure	571	468	22.0	(1.5)	23.5
Vascular (a)	2,136	2,209	(3.3)	(3.0)	(0.3)
Structural Heart	1,024	913	12.1	(3.8)	15.9
Neuromodulation	609	646	(5.7)	(1.4)	(4.3)

(a) Vascular Product Lines:
Coronary and Endovascular	2,049	2,085	(1.7)	(3.1)	1.4

Note: Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio. Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 7.4 percent compared to the first nine months of 2018 due to growth across several geographies including India, Russia, China and Brazil. Excluding the unfavorable effect of foreign exchange, sales in Other Emerging Markets increased 3.7 percent compared to the first nine months of 2018. Sales growth in Other Emerging Markets was negatively impacted in the first nine months of 2019 by the discontinuation of a non-core, low-margin agreement under which Abbott supplied product to a third party.

The 4.8 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was driven by growth in various countries in Asia and Latin America across Abbott’s portfolio, including PediaSure® and Pedialyte®. This growth was partially offset by challenging market dynamics in the Greater China infant category. In the U.S., the 2.2 percent increase in Pediatric Nutritional sales reflects growth in Pedialyte and PediaSure. The 10.6 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Ensure® and Glucerna® brands in several countries. In the U.S. Adult Nutritional business, the decline reflects Abbott’s discontinuation of a non-core product line during the third quarter of 2018.

The 5.7 percent increase in Diagnostic Products sales, excluding the effect of foreign exchange, was driven by above-market growth in Core Laboratory in the U.S., and internationally where Abbott is achieving continued adoption of its Alinity® family of diagnostic instruments.  In July 2019, Abbott received U.S. Food and Drug Administration (FDA) approval for its Alinity blood and plasma screening system.  The 7.0 percent decrease in Molecular sales, excluding the effect of foreign exchange, reflects the negative impact of lower non-governmental organization purchases in Africa.  In March 2019, Abbott announced that it obtained CE Mark for its Alinity molecular diagnostics system and several testing assays.  In Rapid Diagnostics, sales growth in several areas, including cardio-metabolic testing, was mostly offset by lower than expected infectious disease testing sales in Africa.

Excluding the effect of foreign exchange, total Cardiovascular and Neuromodulation Products sales grew 5.0 percent; the increase was driven by double-digit growth in Electrophysiology, Heart Failure and Structural Heart. The growth in Electrophysiology reflects higher sales of cardiac diagnostic and ablation catheters in both the U.S. and internationally. In January 2019, Abbott announced U.S. FDA approval of its TactiCath® contact force ablation catheter, Sensor Enabled™, which is designed to help physicians treat atrial fibrillation, a form of irregular heartbeat.

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

Growth in Structural Heart was broad-based across several areas of the business, including MitraClip®, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. During the first quarter of 2019, Abbott received U.S. FDA approval for a new, expanded indication for MitraClip to treat clinically significant secondary MR as a result of underlying heart failure. This new indication expands the number of people with MR that can be treated with the MitraClip device.  In July 2019, Abbott received U.S. FDA approval of the next generation of its MitraClip device, which includes a new leaflet grasping enhancement, an expanded range of clip sizes and facilitation of procedure assessment in real time to offer doctors further options when treating mitral valve disease.

In Vascular, excluding the effect of foreign exchange, revenues were basically flat as the 1.4 percent increase in coronary and endovascular product sales, which includes drug-eluting stents, balloon catheters, guidewires, vascular imaging/diagnostics products, vessel closure, carotid and other coronary and peripheral products, was offset primarily by a reduction in royalty revenue. In Rhythm Management, the 1.2 percent decline in revenues, excluding the effect of foreign exchange, reflects a 6.3 percent decrease in U.S. sales partially offset by a 4.0 percent increase in international sales. The 4.3 percent decline in Neuromodulation sales, excluding the effect of foreign exchange, reflects a 5.4 percent decline in U.S. sales.

The gross profit margin percentage was 52.4 percent for the third quarter of 2019 compared to 51.5 percent for the third quarter of 2018.  The gross profit margin percentage was 52.3 percent for the first nine months of 2019 compared to 50.9 percent for the first nine months of 2018.  The increase in the first nine months of 2019 primarily reflects the favorable comparison versus the prior year from lower intangible amortization expense, and integration and restructuring costs in 2019.

Research and development expenses increased by $22 million, or 3.7 percent, in the third quarter of 2019 and increased by $107 million, or 6.1 percent, in the first nine months of 2019 compared to the prior year. The increase in the third quarter of 2019 reflects higher R&D spending in various businesses and the acquisition of an R&D asset.  The increase in R&D spending in the first nine months of 2019 primarily reflects higher spending on the acquisition of R&D assets.  In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired an R&D asset valued at $102 million, which was immediately expensed.  During the first nine months of 2018, Abbott acquired R&D assets valued at $43 million, which were immediately expensed. The increase in R&D expense during the first nine months of 2019 was also driven by higher R&D spending in various businesses, including Cardiovascular and Neuromodulation, partially offset by the favorable effect of foreign exchange.  For the nine months ended September 30, 2019, research and development expenditures totaled $811 million for the Cardiovascular and Neuromodulation Products segment, $419 million for the Diagnostic Products segment, $142 million for the Nutritional Products segment and $137 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses increased 2.7 percent in the third quarter and decreased 0.4 percent in first nine months of 2019.  The increase in the quarter is primarily due to higher selling and marketing costs to drive continued growth across various businesses, partially offset by the favorable effect of foreign exchange and lower acquisition-related integration costs.  The decrease in the first nine months of 2019 is due primarily to the favorable effect of foreign exchange and lower acquisition-related integration costs, partially offset by higher selling and marketing costs to drive continued growth across various businesses.

Restructuring Plans

The results for the first nine months of 2019 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere or as part of various cost reduction programs.  Abbott recorded employee related severance and other charges of $101 million in the first nine months of 2019 related to these initiatives, of which $28 million is recognized in Cost of products sold, $12 million is recognized in Research and development and $61 million is recognized in SG&A expense.  See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net totaled $55 million of income in the third quarter of 2019 compared to $18 million of expense in 2018 and $140 million of income in the first nine months of 2019 compared to $93 million of income in 2018. The change in Other (income) expense, net in the third quarter of 2019 as compared to 2018 was primarily due to the recording of an impairment of an investment in 2018. The increase in Other (income) expense, net in the first nine months of 2019 compared to 2018 was due to higher 2019 income related to the non-service cost component of the net periodic benefit associated with Abbott’s pension and post-retirement benefit plans and the 2018 investment impairment, partially offset by an unrealized gain on an investment in 2018 that resulted from an observable price change for a similar investment of the same issuer.

Interest Expense, net

Interest expense, net decreased $38 million in the third quarter of 2019 and $132 million in the first nine months of 2019 due to a reduction in interest expense resulting from the favorable impact of the euro debt refinancing in September 2018, as well as the repayment of debt in 2018 and the first quarter of 2019.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $95 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter. This adjustment decreased the cumulative net tax expense related to the TCJA to $1.51 billion. In the first nine months of 2018, taxes on earnings from continuing operations include approximately $80 million in excess tax benefits associated with share-based compensation and a $53 million adjustment to the transition tax liability for associated effects related to state tax. Earnings from discontinued operations, net of tax, in the first nine months of 2018 reflect the recognition of $40 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years which decreased the gross amount of unrecognized tax benefits by $47 million.

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

Liquidity and Capital Resources September 30, 2019 Compared with December 31, 2018

The $247 million increase in cash and cash equivalents from $3.8 billion at December 31, 2018 to $4.1 billion at September 30, 2019 primarily reflects the favorable impact of cash generated by operating activities, partially offset by the payment of dividends, capital expenditures and the repayment of approximately $500 million of debt in the first nine months of 2019.  Working capital was $5.6 billion at September 30, 2019 and December 31, 2018.  In 2019, increases in inventory, accounts receivable and cash and cash equivalents were offset by an increase in the current portion of long-term debt related to debt that will mature in September 2020.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2019 totaled $3.7 billion, a decrease of $815 million over the prior year due primarily to an increased investment in working capital, higher cash taxes paid and the timing of pension contributions in 2019 relative to 2017 and 2018, partially offset by higher operating earnings.  Other, net in Net cash from operating activities for the first nine months of 2019 was a use of $523 million and includes the impact of the payment of cash taxes of approximately $775 million and $337 million of pension contributions, partially offset by payment timing for various accrued expenses.  Other, net in Net cash from operating activities for the first nine months of 2018 of $608 million includes the favorable impact of improvements in working capital management, as well as the effect of non-cash charges related to the impairment of certain assets and the accrual of certain debt extinguishment costs.  Other, net in Net cash from operating activities for the first nine months of 2018 also includes $71 million of pension contributions as a pension contribution of $270 million was made in December 2017.  Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  This bond redemption authorization supersedes the board’s previous authorization under which $700 million had not yet been redeemed.

At September 30, 2019, Abbott’s long-term debt rating was BBB+ by Standard & Poor’s Corporation and A3 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. The new authorization is in addition to the $795 million unused portion of the previous share repurchase program that was authorized in September 2014.

On April 27, 2016, the board of directors authorized the issuance and sale of up to $3 billion of common shares for general corporate purposes. No shares have been issued under this authorization.

In each of the first three quarters of 2019, Abbott declared a quarterly dividend of $0.32 per share on its common shares, which represents an increase of approximately 14 percent over the $0.28 per share quarterly dividend declared in each of the first three quarters of 2018.

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

(b)Changes in internal control over financial reporting. During the quarter ended September 30, 2019, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
July 1, 2019 - July 31, 2019	294	(1)	$88.740	0	$795,235,049	(2)
August 1, 2019 - August 31, 2019	28,134	(1)	$85.134	0	$795,235,049	(2)
September 1, 2019 - September 30, 2019	11,800	(1)	$83.354	0	$795,235,049	(2)
Total	40,228	(1)	$84.638	0	$795,235,049	(2)
1.	These shares include:

(i)	the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 294 in July, 16,334 in August, and 0 in September; and

(ii)	the shares purchased on the open market for the benefit of participants in the Abbott Laboratories, Limited Employee Stock Purchase Plan – 0 in July, 11,800 in August, and 11,800 in September.

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On September 11, 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2014 Plan”). On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). The 2019 Plan is in addition to the unused portion of the 2014 Plan.

Item 6.    Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective September 9, 2019, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on September 10, 2019.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders' Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Brian B. Yoor
Brian B. Yoor
Executive Vice President, Finance and Chief Financial Officer

Date: October 31, 2019