Form 10-K
period 2019-12-31
ABBOTT LABORATORIES
filed 2020-02-21
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ⌧	No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ◻	No ⌧

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

Large Accelerated Filer ⌧	Accelerated Filer ◻	Non-Accelerated Filer ◻	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the 1,723,621,480 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 28, 2019), was $144,956,566,468. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2020: 1,763,433,243

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Proxy Statement will be filed on or about March 13, 2020.

PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Abbott Laboratories is an Illinois corporation, incorporated in 1900. Abbott’s* principal business is the discovery, development, manufacture, and sale of a broad and diversified line of health care products.

NARRATIVE DESCRIPTION OF BUSINESS

Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

On October 3, 2017, Abbott completed the acquisition of Alere Inc., a diagnostic device and service provider, for an aggregate consideration of approximately $4.5 billion in cash.

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

The principal products included in the broad therapeutic area portfolios of the Established Pharmaceutical Products segment are:

●	gastroenterology products, including Creon™, for the treatment of pancreatic exocrine insufficiency associated with several underlying conditions, including cystic fibrosis and chronic pancreatitis; Duspatal™ and Dicetel™, for the treatment of irritable bowel syndrome or biliary spasm; Heptral™, Transmetil™, and Samyr™, for the treatment of intrahepatic cholestasis (associated with liver disease) or depressive symptoms; and Duphalac™, for regulation of the physiological rhythm of the colon;
●	women’s health products, including Duphaston™, for the treatment of many different gynecological disorders; and Femoston™, a hormone replacement therapy for postmenopausal women;
●	cardiovascular and metabolic products, including Lipanthyl™ and TriCor™, for the treatment of dyslipidemia; Teveten™ and Teveten™ Plus, for the treatment of essential hypertension, and Physiotens™, for the treatment of hypertension; and Synthroid™, for the treatment of hypothyroidism;
●	pain and central nervous system products, including Serc™, for the treatment of Ménière’s disease and vestibular vertigo; Brufen™, for the treatment of pain, fever, and inflammation; and Sevedol™, for the treatment of severe migraines; and
●	respiratory drugs and vaccines, including the anti-infective clarithromycin (sold under the trademarks Biaxin™, Klacid™, and Klaricid™); and Influvac™, an influenza vaccine.

*     As used throughout the text of this report on Form 10-K, the term “Abbott” refers to Abbott Laboratories, an Illinois corporation, or Abbott Laboratories and its consolidated subsidiaries, as the context requires.

The Established Pharmaceutical Products segment directs its primary marketing efforts toward building strong brands with key stakeholders, including consumers, pharmacists, physicians, and other healthcare providers. Government agencies are also important customers.

Competition in the Established Pharmaceutical Products segment is generally from other health care and pharmaceutical companies. In addition, the substitution of generic drugs for the brand prescribed and introduction of additional forms of already marketed established products by generic or branded competitors may increase competitive pressures.

Diagnostic Products

These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to blood banks, hospitals, commercial laboratories, clinics, physicians’ offices, government agencies, alternate care testing sites, and plasma protein therapeutic companies from Abbott owned distribution centers, public warehouses or third party distributors.

The principal products included in the Diagnostic Products segment are:

●	core laboratory systems in the areas of immunoassay, clinical chemistry, hematology, and transfusion, including the Alinity® family of instruments, ARCHITECT®, ABBOTT PRISM®, and Cell-Dyn®, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, and therapeutic drug monitoring;
●	molecular diagnostics systems, including Alinity® m and the m2000™ instruments that automate the extraction, purification, and preparation of DNA and RNA from patient samples, and detect and measure infectious agents including HIV, HBV, HCV, HPV, and CT/NG/TV/MG; and the Vysis® FISH product line of genomic-based tests;
●	point of care systems, including the i-STAT® and next-generation i-STAT® Alinity® and cartridges for blood analysis;
●	rapid diagnostics systems in the area of infectious diseases, including influenza, HIV, HCV, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA™ HIV-1/2 Viral Load Test, and for influenza A & B, RSV and strep A, including the ID NOW™ rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech™ platforms and tests; a toxicology business for drug and alcohol testing; and remote patient monitoring and consumer self-testing; and
●	informatics and automation solutions for use in laboratories, including laboratory automation systems, the RALS point of care solution, and AlinIQ™, a suite of informatics tools and professional services.

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

The principal products included in the Nutritional Products segment are:

●	various forms of prepared infant formula and follow-on formula, including Similac®*, Similac Pro-Advance®*, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive®*, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac®*, Similac® NeoSure®, Similac® Organic, Similac® Special Care®,

Similac Total Comfort®*, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, Grow™, Similac En Mei Li™, and Eleva™;
●	adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure®, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, EleCare®, Juven®, Abound®, Pedialyte® and Zone Perfect®; and
●	nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego® (Enteral Pump) and Freego® sets, Nepro®, and Vital®.

* These products are available with 2'‐FL HMO (Human Milk Oligosaccharide) in several markets.

Primary marketing efforts for nutritional products are directed toward consumers or to securing the recommendation of Abbott’s brand of products by physicians or other health care professionals. In addition, certain nutritional products sold as Similac®, Gain™, Grow™, Eleva™, PediaSure®, PediaSure SideKicks®, Pedialyte®, Ensure®, Zone Perfect®, and Glucerna® are also promoted directly to the public by consumer marketing efforts in select markets where appropriate.

Competition for nutritional products in the segment is generally from other diversified consumer and health care manufacturers. Competitive factors include consumer advertising, formulation, packaging, scientific innovation, price, retail distribution, and availability of product forms. A significant aspect of competition is the search for ingredient innovations. The introduction of new products by competitors, changes in medical practices and procedures, and regulatory changes can result in product obsolescence. In addition, private label and local manufacturers’ products may increase competitive pressure.

Medical Devices

These products include a broad line of rhythm management, electrophysiology, heart failure, vascular and structural heart devices for the treatment of cardiovascular diseases, and diabetes care products for people with diabetes, as well as neuromodulation devices for the management of chronic pain and movement disorders. Medical devices are manufactured, marketed and sold worldwide. In the United States, depending upon the product, medical devices are generally marketed and sold directly to wholesalers, hospitals, ambulatory surgery centers, physicians’ offices, and distributors from Abbott-owned distribution centers and public warehouses. Outside the United States, sales are made either directly to customers or through distributors, depending on the market served.

The principal products included in the Medical Devices segment are:

●	rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems; Ellipse® and Fortify Assura® implantable cardioverter defibrillators and Quadra Assura MP® implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint® Pacing technology; and Confirm Rx® implantable cardiac monitor;
●	electrophysiology products, including the TactiCath® family of ablation catheters and FlexAbility® irrigated ablation catheters; Ampere® RF ablation generator; EnSite Precision® cardiac mapping system; and the Advisor® HD Grid mapping catheter;
●	heart failure related products, including the HeartMate™ left ventricular device family and the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system;
●	vascular products, including the XIENCE™ family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE® and Perclose ProGlide® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; and the OPTIS® integrated system with the Dragonfly OPTIS® imaging catheter and PressureWire® fractional flow reserve measurement systems;
●	structural heart products, including MitraClip®, a percutaneous mitral valve repair system; Trifecta® Valve with Glide™ Technology, a surgical tissue heart valve; Portico® transcatheter aortic heart valve; Regent™ mechanical heart valve; AMPLATZER® PFO occluders; and Tendyne® Transcatheter Mitral Valve Implantation (TMVI) system;

●	continuous glucose and blood glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand such as the FreeStyle Libre® system; and
●	neuromodulation products, including spinal cord stimulators Proclaim® Elite and Proclaim® XR Recharge-free implantable pulse generators (IPG) and Prodigy MRI® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the Infinity® Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

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

INFORMATION WITH RESPECT TO ABBOTT’S BUSINESS IN GENERAL

Sources and Availability of Raw Materials

Abbott purchases, in the ordinary course of business, raw materials and supplies essential to Abbott’s operations from numerous suppliers in the United States and around the world. There have been no recent significant availability problems or supply shortages for raw materials or supplies.

Patents, Trademarks, and Licenses

Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents which expire during the period 2020 to 2040, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.

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

Environmental Matters

Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2019 were not material and are not expected to be material in 2020.

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

Employees

Abbott employed approximately 107,000 people as of December 31, 2019.

Regulation

The development, manufacture, marketing, sale, promotion, and distribution of Abbott’s products are subject to comprehensive government regulation by the U.S. Food and Drug Administration (FDA) and similar international regulatory agencies. Government regulation by various international, supranational, federal and state agencies addresses (among other matters) the development and approval to market Abbott’s products, as well as the inspection of, and controls over, research and laboratory procedures, clinical investigations, product approvals and manufacturing, labeling, packaging, supply chains, marketing and promotion, pricing and reimbursement, sampling, distribution, quality control, post-market surveillance, record keeping, storage, and disposal practices. In addition, Abbott’s clinical laboratories and associated testing services are subject to comprehensive government regulation, including registration, certification, and licensure, by federal, state, and local agencies, such as the Centers for Medicare & Medicaid Services, the Drug Enforcement Administration, the Substance Abuse and Mental Health Services Administration, and their respective foreign counterparts. Certain of these agencies require our clinical laboratories to meet quality assurance, quality control, and personnel standards and undergo inspections.

Abbott’s international operations are also affected by trade and investment regulations in many countries. These may require local investment, restrict Abbott’s investments, or limit the import of raw materials and finished products.

Abbott’s laboratory facilities and home monitoring services, which provide services, related products and medical devices to consumers, are subject to additional laws and regulations applicable to health care providers and suppliers that submit claims for reimbursement to third-party payors. In the United States, Medicare, Medicaid, and other third-party payors may from time to time conduct inquiries, claims audits, investigations, and enforcement actions relating to the claims or enrollment criteria.

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

Compliance with these laws and regulations is costly and materially affects Abbott’s business. Among other effects, health care regulations and significant changes thereto (such as the introduction of the Medical Device Regulation and the In Vitro Diagnostic Medical Device Regulation in the European Union) substantially increase the time, difficulty, and costs incurred in developing, obtaining and maintaining approval to market, and marketing newly developed and existing products. Abbott expects this regulatory environment will continue to require significant technical expertise and investment to ensure compliance. Failure to comply can delay the release of a new product or result in regulatory and enforcement actions, the seizure or recall of a product, the suspension or revocation of the authority necessary for a product’s production and sale, suspension or revocation of billing privileges, and other civil or criminal sanctions, including fines and penalties. Similarly, compliance with the laws and regulations governing clinical laboratories and testing services requires specialized expertise. Failure to comply with these regulatory requirements can result in sanctions, including suspension, revocation, or limitation of a laboratory’s certification, which is necessary to conduct business, as well as significant fines or criminal penalties.

Abbott’s business can also be affected by ongoing studies of the utilization, safety, efficacy, and outcomes of health care products and their components that are regularly conducted by industry participants, government agencies, and others. These studies can call into question the utilization, safety, and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuation of marketing of such products in one or more countries, and may give rise to claims for damages from persons who believe they have been injured as a result of their use.

Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers will continue attempts to reduce the cost or utilization of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott’s products for the foreseeable future. In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG)

payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act establishes a new payment system for clinical laboratory tests, which became effective on January 1, 2018.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (together, the Affordable Care Act), imposed an excise tax on Abbott and other medical device manufacturers and importers. The excise tax was suspended from January 1, 2016 to December 31, 2019 and was repealed as of January 1, 2020 by the Further Consolidated Appropriations Act of 2020.

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

Policy changes or implementation of new health care legislation could result in significant changes to health care systems. In the United States, this could include potential modification or repeal of all or parts of the Affordable Care Act.

The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information and financial information), is increasing. For example, the European Union, various other countries, and various U.S. states (e.g., California) have enacted stricter data protection laws that contain enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

Governmental cost containment efforts also affect Abbott’s nutritional products business. In the United States, for example, under regulations governing the federally funded Special Supplemental Nutrition Program for Women, Infants, and Children, all states must have a cost containment program for infant formula. As a result, through competitive bidding states obtain rebates from manufacturers of infant formula whose products are used in the program.

Abbott expects debate to continue at all government levels worldwide over the manufacture, quality assurance requirements, marketing authorization processes, post-market surveillance requirements, availability, method of delivery, and payment for health care products and services, as well as data privacy and security. Abbott believes that future legislation and regulation in the markets it serves could affect the timing and expense associated with bringing health care products or services to market, access to health care products and services, increase rebates, reduce prices or reimbursements or the rate of price increases for health care products and services, change health care delivery systems, create new fees and obligations for the pharmaceutical, nutrition, diagnostic, and medical device industries, or require additional reporting and disclosure. It is not possible to predict the extent to which Abbott or the health care industry in general might be affected by the matters discussed above.

INTERNET INFORMATION

Copies of Abbott’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through Abbott’s investor relations website (www.abbottinvestor.com) as soon as reasonably practicable after Abbott electronically files the material with, or furnishes it to, the Securities and Exchange Commission (the Commission). These reports and other information are also available, free of charge, at www.sec.gov.

Abbott’s corporate governance guidelines, outline of directorship qualifications, code of business conduct and the charters of Abbott’s audit committee, compensation committee, nominations and governance committee, and public policy committee are all available on Abbott’s investor relations website (www.abbottinvestor.com).

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following risk factors should be considered before deciding to invest in any of Abbott’s securities. Additional risks and uncertainties not presently known to Abbott, or risks Abbott currently considers immaterial, could also affect Abbott’s actual results. Abbott’s business, financial condition, results of operations, or prospects could be materially adversely affected by any of these risks.

Abbott may acquire other businesses, license rights to technologies or products, form alliances, or dispose of or spin-off businesses, which could cause it to incur significant expenses and could negatively affect profitability.

Abbott may pursue acquisitions, licensing arrangements, and strategic alliances, or dispose of or spin-off some of its businesses, as part of its business strategy. Abbott may not complete these transactions in a timely manner, on a cost-effective basis, or at all, and may not realize the expected benefits. If Abbott is successful in making an acquisition, the products and technologies that are acquired may not be successful or may require significantly greater resources and investments than originally anticipated. Abbott may not be able to integrate acquisitions successfully into its existing business or transition disposed businesses efficiently, and could incur or assume significant debt and unknown or contingent liabilities. Abbott could also experience negative effects on its reported results of operations from acquisition or disposition-related charges, amortization of expenses related to intangibles and charges for impairment of long-term assets. These effects could cause a deterioration of Abbott’s credit rating, result in increased borrowing costs and interest expense, and decrease liquidity.

Abbott is subject to cost containment efforts that could cause a reduction in future revenues and operating income.

In the United States and other countries, Abbott’s businesses have experienced downward pressure on product pricing. Cost containment efforts by governments and private organizations are described in greater detail in the section captioned “Regulation.” To the extent these cost containment efforts are not offset by greater patient access to health care or other factors, Abbott’s future revenues and operating income will be reduced.

Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Abbott’s products are subject to rigorous regulation by the FDA and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug, medical device, or diagnostic product can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain, approvals for future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and substantial additional costs.

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

These actions could result in, among other things, substantial modifications to Abbott’s business practices and operations; refunds, recalls, or seizures of Abbott’s products; a total or partial shutdown of production in one or more facilities while Abbott or Abbott’s suppliers remedy the alleged violation; the inability to obtain future pre-market approvals or marketing authorizations; and withdrawals or suspensions of current products from the market. Any of these events could disrupt Abbott’s business and have a material adverse effect on Abbott’s revenues, profitability and financial condition.

Laws and regulations affecting government benefit programs could impose new obligations on Abbott, require Abbott to change its business practices, and restrict its operations in the future.

Abbott’s industry is subject to various international, supranational, federal, and state laws and regulations pertaining to government benefit program reimbursement, price reporting and regulation, and health care fraud and abuse, including anti-kickback and false claims laws, and international and individual state laws relating to pricing and sales and marketing practices. Violations of these laws may be punishable by criminal and/or civil sanctions, including, in some instances, substantial fines, imprisonment, and exclusion from participation in government health care programs, including Medicare, Medicaid, and Veterans Administration health programs in the U.S. These laws and regulations are broad in scope and they are subject to evolving interpretations, which could require Abbott to incur substantial costs associated with compliance or to alter one or more of its sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt Abbott’s business and result in a material adverse effect on Abbott’s revenues, profitability, and financial condition.

Changes in the health care regulatory environment may adversely affect Abbott’s business.

Both in the U.S. and internationally, government authorities may enact changes in regulatory requirements, make legislative or administrative reforms to existing reimbursement programs, make adverse decisions relating to our products’ coverage or reimbursement, or make changes to patient access to health care, all of which could adversely impact the demand for and usage of Abbott’s products or the prices that Abbott’s customers are willing to pay for them.

Further, in the U.S., a number of the provisions of the U.S. Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 address access to health care products and services. These provisions may be modified, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.

For additional information concerning health care regulation, see the discussion in “Regulation” under Item 1, “Business.”

Abbott depends on sophisticated information technology systems and maintains protected personal data, and a cyber attack or other breach affecting these information technology systems or protected data could have a material adverse effect on Abbott’s results of operations.

Similar to other large multi-national companies, the size and complexity of the information technology systems on which Abbott relies for both its infrastructure and products makes them susceptible to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause Abbott’s information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, problems with product functionality, damage to customer relations, lost revenue, and legal or regulatory penalties.

Abbott also collects, manages and processes protected personal data, including protected health information, in connection with certain medical products and service offerings. Abbott is subject to certain regional and local data protection laws that prohibit or restrict the transfer of protected data across country borders. For additional information concerning data privacy and security regulation, see the discussion in “Regulation” under Item 1, “Business.” A breach of protected personal information could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, reputational damage, lost revenue, and fines or penalties.

Abbott invests in its systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, and monitors its systems on an ongoing basis for any current or potential threats and for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which Abbott relies or that related product issues will not arise in the future. Any significant attack or other disruption on Abbott’s systems or products could have a material adverse effect on Abbott’s business.

Abbott has significant indebtedness, which could adversely affect its business, including decreasing its business flexibility.

As of December 31, 2019, Abbott's consolidated indebtedness was approximately $18 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

Additionally, further borrowing could cause a deterioration of Abbott's credit ratings. Abbott's credit ratings reflect each credit rating agency's then opinion of Abbott's financial strength, operating performance, and ability to meet its debt obligations. Adverse changes in Abbott's credit ratings may result in increased borrowing costs for future long-term debt or short-term borrowing facilities and may limit financing options, including access to the unsecured borrowing market. Abbott may also be subject to additional restrictive covenants that would reduce flexibility.

The expiration or loss of patent protection and licenses may affect Abbott’s future revenues and operating income.

Many of Abbott’s businesses rely on patent and trademark and other intellectual property protection. Although most of the challenges to Abbott’s intellectual property have come from other companies, governments may also challenge intellectual property protections. To the extent Abbott’s intellectual property is successfully challenged, invalidated, or circumvented or to the extent it does not allow Abbott to compete effectively, Abbott’s businesses could suffer. To the extent that countries do not enforce Abbott’s intellectual property rights, Abbott’s future revenues and operating income could be reduced. Any material litigation regarding Abbott’s patents and trademarks is described in the section captioned “Legal Proceedings.”

Competitors’ intellectual property may prevent Abbott from selling its products or have a material adverse effect on Abbott’s future profitability and financial condition.

Competitors may claim that an Abbott product infringes their intellectual property. Resolving an intellectual property infringement claim can be costly and time consuming and may require Abbott to enter into license agreements. Abbott cannot guarantee that it would be able to obtain license agreements on commercially reasonable terms. A successful claim of patent or other intellectual property infringement could subject Abbott to significant damages or an injunction preventing the manufacture, sale or use of affected Abbott products. Any of these events could have a material adverse effect on Abbott’s profitability and financial condition.

Abbott’s research and development efforts may not succeed in developing commercially successful products and technologies, which may cause Abbott’s revenue and profitability to decline.

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

Promising new products and technologies may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if Abbott successfully develops new products or enhancements or new generations of Abbott’s existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. Abbott cannot state with certainty when or whether any of its products under development will be launched, whether it will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or technologies, or new indications or uses for existing products, may cause Abbott’s products or technologies to become obsolete, causing Abbott’s revenues and operating results to suffer.

New products and technological advances by Abbott’s competitors may negatively affect Abbott’s results of operations.

Abbott’s products face intense competition from its competitors’ products. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott’s products. Abbott cannot predict with certainty the timing or impact of the introduction of competitors’ products.

The manufacture of many of Abbott’s products is a highly exacting and complex process, and if Abbott or one of its suppliers encounters problems manufacturing products, Abbott’s business could suffer.

The manufacture of many of Abbott’s products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters, and environmental factors. In addition, single suppliers are currently used for certain products and materials. If problems arise during the production of a lot or batch of product, those products may have to be discarded. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. Any of these events could, among other things, lead to increased costs, lost revenue, damage to customer relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other lots, batches or products. To the extent Abbott or one of its suppliers experiences significant manufacturing problems, this could have a material adverse effect on Abbott’s revenues and profitability.

Significant safety concerns could arise for Abbott’s products, which could have a material adverse effect on Abbott’s revenues and financial condition.

Health care products typically receive regulatory approval based on data obtained in controlled clinical trials of limited duration. Following regulatory approval, these products will be used over longer periods of time in many patients. Investigators may also conduct additional, and perhaps more extensive, studies. If new safety issues are reported, Abbott may be required to amend the conditions of use for a product. For example, Abbott may be required to provide additional warnings on a product’s label or narrow its approved intended use, either of which could reduce the product’s market acceptance. If serious safety issues arise with an Abbott product, sales of the product could be halted by Abbott or by regulatory authorities. Safety issues affecting suppliers’ or competitors’ products also may reduce the market acceptance of Abbott’s products.

In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products or the products of other companies that Abbott promotes have resulted or could result in an unsafe condition for or injury to patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on Abbott’s business and reputation and on Abbott’s ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income or exposure to other claims. Product liability losses are self-insured. Product liability claims could have a material adverse effect on Abbott’s profitability and financial condition.

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and Abbott’s ability to realize projected sales and earnings.

Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the United States in 2019 made up approximately 64 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

Information on the impact of foreign exchange rates on Abbott’s financial results is contained in the “Financial Review — Results of Operations” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott’s 2019 Form 10-K. Information on Abbott’s hedging arrangements is contained in Note 13 to the consolidated financial statements in this report.

Deterioration in the economic condition and credit quality of certain countries may negatively affect Abbott’s results of operations.

Unfavorable economic conditions in certain countries may increase the time it takes to collect outstanding trade receivables. Financial instability and fiscal deficits in these countries may result in additional austerity measures to reduce costs, including health care. Deterioration in the quality of sovereign debt, including credit downgrades, could increase Abbott’s collection risk where a significant amount of Abbott’s receivables in these countries are with governmental health care systems or where Abbott’s customers depend on payment by government health care systems.

The international nature of Abbott’s business subjects it to additional business risks that may cause its revenue and profitability to decline.

Abbott’s business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2019 made up approximately 64 percent of Abbott’s net sales. Additional risks associated with Abbott’s international operations include:

●	differing local product preferences and product requirements;
●	trade protection measures, including tariffs, import or export licensing requirements, and changes to international trade agreements;
●	difficulty in establishing, staffing, and managing operations;
●	differing labor regulations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	political and economic instability, including sovereign debt issues;
●	restrictions on local currency conversion and/or cash extraction;
●	price controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action;
●	inflation, recession, and fluctuations in interest rates;
●	diminished protection of intellectual property; and
●	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act.

Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on Abbott’s revenues and profitability.

Other factors can have a material adverse effect on Abbott’s future profitability and financial condition.

Many other factors can affect Abbott’s profitability and its financial condition, including:

●	changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, product labeling, source and use laws, and environmental laws;
●	differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;

●	changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts;
●	changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts;
●	changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; global climate, extreme weather and natural disasters; widespread outbreaks of infectious diseases; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups;
●	changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax laws or tax rates both in the U.S. and abroad and opportunities existing now or in the future;
●	changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners; and
●	legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, and adverse litigation decisions.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that are based on management’s current expectations, estimates, and projections. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words, and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, forecasts, and from past results. No assurance can be made that any expectation, estimate, or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other unknown or future events. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments, except as required by law.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, Abbott owned or leased properties totaling approximately 42 million square feet, of which approximately 70% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.

Abbott operates 92 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Manufacturing
Reportable Segments	Sites
Medical Devices	27
Diagnostic Products	23
Established Pharmaceutical Products	28
Nutritional Products	14
Worldwide Total	92

Abbott’s research and development facilities in the United States are primarily located in California, Illinois, Minnesota, New Jersey, and Ohio. Abbott also has research and development facilities in various other countries, including China, Colombia, India, Singapore, Spain, and the United Kingdom.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive officers of Abbott are elected annually by the board of directors. Each executive officer holds office until a successor has been duly elected or appointed and qualified or until the officer’s death, resignation, or removal. Vacancies may be filled at any time by the board. Any executive officer may be removed by the board of directors when, in its judgment, removal would serve the best interests of Abbott.

Abbott’s executive officers, their ages as of February 21, 2020, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.

Miles D. White will step down as Chief Executive Officer on March 31, 2020. The board of directors appointed Mr. White as Executive Chairman and Robert B. Ford as President and Chief Executive Officer, each effective March 31, 2020. Brian B. Yoor will retire as an officer of Abbott, effective February 29, 2020. The board of directors appointed Robert E. Funck, Jr. as Executive Vice President, Finance and Chief Financial Officer and Philip P. Boudreau as Vice President, Finance and Controller, each effective March 1, 2020.

Miles D. White, 64

1999 to present — Chairman of the Board and Chief Executive Officer, and Director.

Elected Corporate Officer — 1993.

Robert B. Ford, 46

2018 to present — President and Chief Operating Officer, and Director since 2019.

2015 to 2018 — Executive Vice President, Medical Devices.

2014 to 2015 — Senior Vice President, Diabetes Care.

Elected Corporate Officer — 2008.

Hubert L. Allen, 54

2013 to present — Executive Vice President, General Counsel and Secretary.

Elected Corporate Officer — 2012.

John M. Capek, 58

2015 to present — Executive Vice President, Ventures.

2007 to 2015 — Executive Vice President, Medical Devices.

Elected Corporate Officer — 2006.

Lisa D. Earnhardt, 50

2019 to present — Executive Vice President, Medical Devices.

2008 to 2019 — President, CEO, and Director, Intersect ENT (a medical technology company focused on developing treatments for ear, nose and throat conditions).

Elected Corporate Officer — 2019.

John F. Ginascol, 61

2019 to present — Executive Vice President, Core Diagnostics.

2008 to 2019 — Vice President, Nutrition, Supply Chain.

Elected Corporate Officer — 2008.

Andrew H. Lane, 49

2017 to present — Executive Vice President, Established Pharmaceuticals.

2015 to 2017 — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

2014 to 2015 — Divisional Vice President, Established Pharmaceuticals, Asia Pacific.

Elected Corporate Officer — 2015.

Mary K. Moreland, 53

2019 to present — Executive Vice President, Human Resources.

2013 to 2019 — Divisional Vice President, Compensation, Benefits and HR M&A.

Elected Corporate Officer — 2019.

Daniel Salvadori, 41

2017 to present — Executive Vice President, Nutritional Products.

2014 to 2017 — Senior Vice President, Established Pharmaceuticals, Latin America.

Elected Corporate Officer — 2014.

Andrea Wainer, 51

2019 to present — Executive Vice President, Rapid and Molecular Diagnostics.

2015 to 2019 — Vice President, Molecular Diagnostics.

Elected Corporate Officer — 2015.

Brian B. Yoor, 50

2017 to present — Executive Vice President, Finance and Chief Financial Officer.

2015 to 2017 — Senior Vice President, Finance and Chief Financial Officer.

2013 to 2015 — Vice President, Investor Relations.

Elected Corporate Officer — 2013.

Roger M. Bird, 63

2015 to present — Senior Vice President, U.S. Nutrition.

2009 to 2015 — Divisional Vice President and General Manager, China and Hong Kong, Nutritional Products.

Elected Corporate Officer — 2015.

Charles R. Brynelsen, 63

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

Jaime Contreras, 63

2013 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

Elected Corporate Officer — 2003.

Michael D. Dale, 60

2019 to present — Senior Vice President, Structural Heart.

2017 to 2019 — Vice President, Structural Heart.

2016 to 2017 — Divisional Vice President and General Manager, Structural Heart.

2014 to 2016 — President and Chief Executive Officer, GI Dynamics, Inc. (a medical device company focused on developing gastrointestinal therapies).

Elected Corporate Officer — 2017.

Robert E. Funck, Jr., 58

2018 to present — Senior Vice President, Finance and Controller.

2013 to 2018 — Vice President, Controller.

Elected Corporate Officer — 2005.

Sammy Karam, 58

2019 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

2014 to 2019 — Divisional Vice President, Global Marketing Commercial Execution, Established Pharmaceuticals.

Elected Corporate Officer — 2019.

Joseph Manning, 51

2017 to present — Senior Vice President, International Nutrition.

2015 to 2017 — Vice President, Nutrition, Asia Pacific.

2014 to 2015 — General Manager, Indonesia, Nutritional Products.

Elected Corporate Officer — 2015.

Michael J. Pederson, 58

2019 to present — Senior Vice President, Electrophysiology and Heart Failure.

2017 to 2019 — Senior Vice President, Cardiac Arrhythmias and Heart Failure.

2015 to 2017 — Divisional Vice President and General Manager, Abbott Electrophysiology.

2011 to 2015 — Chief Executive Officer, VytronUS, Inc. (a medical device company focused on developing electrophysiology technologies).

Elected Corporate Officer — 2017.

Christopher J. Scoggins, 50

2019 to present — Senior Vice President, Rapid Diagnostics.

2015 to 2019 — Vice President, Diabetes Care, Commercial Operations.

2011 to 2015 — Divisional Vice President, EMEA Commercial Operations, ADC.

Elected Corporate Officer — 2015.

Jared L. Watkin, 52

2015 to present — Senior Vice President, Diabetes Care.

2010 to 2015 — Divisional Vice President, Technical Operations, Diabetes Care.

Elected Corporate Officer — 2015.

Alejandro D. Wellisch, 45

2017 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

2014 to 2017 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, Established Pharmaceuticals.

Elected Corporate Officer — 2017.

Randel W. Woodgrift, 58

2019 to present — Senior Vice President, CRM.

2017 to 2019 — Vice President, Global Operations, Cardiovascular and Neuromodulation.

2015 to 2017 — Vice President, Operations and R&D, Abbott Vascular.

Elected Corporate Officer — 2015.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

The principal market for Abbott’s common shares is the New York Stock Exchange under the symbol “ABT.” Shares are also listed on the Chicago Stock Exchange and traded on various regional and electronic exchanges. Outside the United States, Abbott’s shares are listed on the SIX Swiss Exchange.

Shareholders

There were 38,990 shareholders of record of Abbott common shares as of December 31, 2019.

Tax Information for Shareholders

In 2001, the Illinois Department of Commerce and Economic Opportunity designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2019.

If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

				(c) Total Number of	(d) Maximum Number (or
	(a) Total Number			Shares (or Units)	Approximate Dollar Value) of
	of Shares		(b) Average Price	Purchased as Part of	Shares (or Units) that May
	(or Units)		Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 1, 2019 — October 31, 2019	2,675,000	(1)	$81.950	2,675,000	$3,576,018,444	(2)
November 1, 2019 — November 30, 2019	1,786,605	(1)	$82.928	1,786,605	$3,427,858,606	(2)
December 1, 2019 — December 31, 2019	1,844,839	(1)	$85.440	1,844,839	$3,270,234,923	(2)
Total	6,306,444	(1)	$83.248	6,306,444	$3,270,234,923	(2)
(1)	These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
(2)	On September 11, 2014, the board of directors authorized the repurchase of up to $3 billion of its common shares, from time to time (the “2014 Plan”). On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). The 2019 Plan is in addition to the unused portion of the 2014 Plan.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended December 31
	2019	2018	2017	2016	2015
Net sales	$31,904	$30,578	$27,390	$20,853	$20,405
Earnings from continuing operations	3,687	2,334	353	1,063	2,606
Net earnings	3,687	2,368	477	1,400	4,423
Basic earnings per common share from continuing operations	2.07	1.32	0.20	0.71	1.73
Basic earnings per common share	2.07	1.34	0.27	0.94	2.94
Diluted earnings per common share from continuing operations	2.06	1.31	0.20	0.71	1.72
Diluted earnings per common share	2.06	1.33	0.27	0.94	2.92
Total assets	67,887	67,173	76,250	52,666	41,247
Long‑term debt, including current portion	17,938	19,366	27,718	20,684	5,874
Cash dividends declared per common share	1.32	1.16	1.075	1.045	0.98

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs.  Abbott’s primary products are medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals.  Sales in international markets comprise approximately 64 percent of consolidated net sales.

Over the last several years, Abbott proactively shaped the company with the strategic intent to deliver sustainable growth in all of its businesses.  Significant steps over the last three years included:

●	In January 2017, Abbott acquired St. Jude Medical, Inc. (St. Jude Medical), a global medical device manufacturer, for approximately $23.6 billion. As part of the acquisition, Abbott also assumed, repaid or refinanced approximately $5.9 billion of St. Jude Medical’s debt. The acquisition provided expanded opportunities for future growth and is an important part of the company's effort to develop a strong, diverse portfolio.
●	In October 2017, Abbott acquired Alere Inc. (Alere), a diagnostic device and service provider, for approximately $4.5 billion. As part of the acquisition, Abbott also tendered for Alere’s preferred shares for a total value of approximately $0.7 billion and assumed and subsequently repaid approximately $3.0 billion of Alere’s debt. The acquisition established Abbott as a leader in point of care testing, expanded Abbott’s global diagnostics presence and provided access to new products, channels and geographies.
●	In February 2017, Abbott completed the sale of Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash and recognized an after-tax gain of $728 million.

The increase in total sales over the last three years reflects both volume growth across Abbott’s businesses and the 2017 acquisitions of St. Jude Medical and Alere.  Volume growth reflects the introduction of new products as well as higher sales of existing products.  Sales in emerging markets, which represent approximately 40 percent of total company sales, increased 8.2 percent in 2019 and 12.3 percent in 2018, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.)

Over the last three years, Abbott’s operating margin was positively impacted by margin improvements in various businesses, including Established Pharmaceutical Products, Diabetes Care, Rapid Diagnostics, and Structural Heart.  A reduction in the costs associated with the recent business acquisitions also drove the improvement in operating margins from 2017 to 2019.  In 2019, Abbott’s operating margin increased by approximately 2 percentage points primarily due to lower intangible amortization expense and lower business integration and restructuring costs compared to 2018.  In 2018, Abbott’s operating margin increased by approximately 6 percentage points primarily due to operating margin improvement in various businesses and lower inventory step-up amortization and integration costs associated with the acquisitions.

Beginning in the fourth quarter of 2019, the results of the Diabetes Care business, which had previously been included in the non-reportable segment category, were aggregated with the results of the businesses in the Cardiovascular and Neuromodulation segment to comprise the Medical Devices reportable segment.  Historic periods have been adjusted to reflect this change.

Excluding the impact of foreign exchange, sales in the Medical Devices segment increased 10.5 percent in 2019 and 9.0 percent in 2018.  The sales increase in 2019 was driven primarily by higher Diabetes Care, Structural Heart, Electrophysiology and Heart Failure sales.  The sales increase in 2018 was driven primarily by higher Diabetes Care, Structural Heart, Electrophysiology, and Neuromodulation sales.

In 2019, operating earnings for this segment increased 7.7 percent. The operating margin profile increased from 29.2 percent of sales in 2017 to 30.8 percent in 2019 primarily due to sales volume growth and various cost improvement initiatives, partially offset by investment spending to drive the growth of new products.

In 2019, in the Medical Devices segment, product approvals from the U.S. Food and Drug Administration (FDA) included:

●	the TactiCath® contact force ablation catheter, Sensor enabled™, which is designed to help physicians treat atrial fibrillation, a form of irregular heartbeat.
●	a new, expanded indication for Abbott’s MitraClip® heart valve repair device to treat clinically significant secondary mitral regurgitation (MR) as a result of underlying heart failure. This new indication expands the number of people with MR that can be treated with the MitraClip device.
●	the next-generation version of the MitraClip device, which includes a new leaflet grasping enhancement, an expanded range of clip sizes and facilitation of procedure assessment in real time to offer doctors further options when treating mitral valve disease.
●	the Proclaim XR recharge-free neurostimulation system for people living with chronic pain which works by using low doses of mild electrical pulses to change pain signals as they travel from the spinal cord to the brain.

In March 2019, Abbott announced new data from its MOMENTUM 3 clinical study, the largest randomized controlled trial to assess outcomes in patients receiving a heart pump to treat advanced heart failure, which demonstrated Abbott's HeartMate 3® Left Ventricular Assist Device (LVAD) improved survival and clinical outcomes in this patient population.  In October 2018, the FDA approved HeartMate 3 as a destination (long-term use) therapy for patients living with advanced heart failure.

In December 2019, Abbott received CE Mark approval in Europe for its next-generation high-voltage implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) devices.

In January 2020, Abbott received CE Mark approval in Europe for its Tendyne Transcatheter Mitral Valve Implantation system for the treatment of significant MR in patients requiring a heart valve replacement who are not candidates for open-heart surgery or transcatheter mitral valve repair.

In Abbott’s worldwide diagnostics business, sales growth over the last three years reflected the acquisition of Alere in October 2017, as well as continued market penetration by the core laboratory business in the U.S. and internationally.  Alere’s results are included in Abbott’s Diagnostic Products reportable segment from the date of acquisition.  Worldwide diagnostic sales increased 5.9 percent in 2019 and 33.6 percent in 2018, excluding the impact of foreign exchange.  Excluding the impact of the Alere acquisition, as well as the impact of foreign exchange, sales in the Diagnostic Products segment increased 6.5 percent in 2018.  The 2019 and 2018 growth includes the continued adoption by customers of Alinity®, which is Abbott’s integrated family of next-generation diagnostic systems and solutions that are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results.

Abbott has regulatory approvals in the U.S., Europe, China, and other markets for the “Alinity c” and “Alinity i” instruments and multiple assays for clinical chemistry and immunoassay diagnostics, respectively.  Abbott has obtained regulatory approval for the “Alinity h” instrument for hematology in Europe and Japan.   In 2019, Abbott continued the roll-out in Europe of its “Alinity s” blood and plasma screening system and received U.S. FDA approval for “Alinity s” and several testing assays.  In 2019, Abbott also announced that it had obtained CE Mark for its “Alinity m” (molecular) diagnostics system and several testing assays.

In 2019, operating earnings for the Diagnostics segment increased 2.3 percent. The operating margin profile decreased from 26.1 percent of sales in 2017 to 24.8 percent in 2019 primarily due to dilution from the acquisition of Alere, the negative impact of foreign exchange, and costs to accelerate the roll-out of Alinity, partially offset by the continued focus on cost improvement.

In Abbott’s worldwide nutritional products business, sales over the last three years were positively impacted by numerous new product introductions, including the roll-out of HMO in infant formula, that leveraged Abbott’s strong brands.  Sales were also positively affected by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets.  In 2019, excluding the impact of foreign exchange, total adult nutrition sales increased 6.6 percent led by the continued growth of Ensure®, Abbott’s market-leading complete and balanced nutrition brand, and Glucerna®, Abbott’s market-leading diabetes-specific nutrition brand, across several countries, partially offset by the unfavorable impact of the discontinuation of a non-core product line in the U.S.  In 2019, excluding the impact of foreign exchange, total pediatric nutrition sales increased 3.4 percent driven by the PediaSure® and Pedialyte® brands in the U.S. as well as infant and toddler product growth across several markets in Asia and Latin America, partially offset by challenging conditions in the Greater China market.

In 2018, excluding the impact of foreign exchange, the nutritional business experienced above-market growth in the worldwide pediatric business driven by the Similac® and Pedialyte brands in the U.S. as well as growth across several markets in Asia.  Worldwide, adult nutrition sales increased in 2018 led by the growth of Ensure and Glucerna.

The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets.  Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 7.3 percent in 2019 and 7.0 percent in 2018.  The sales increase in 2019 was driven by growth in several geographies including China, Brazil, Russia and India.  The sales increase in 2018 was driven by double-digit growth in India and China.  Operating margins increased from 19.8 percent of sales in 2017 to 20.1 percent in 2019 primarily due to the continued focus on cost reduction initiatives, partially offset by the unfavorable impact of foreign exchange.

In conjunction with the funding of the St. Jude Medical and Alere acquisitions and the assumption of St. Jude Medical’s and Alere’s existing debt, Abbott’s total short-term and long-term debt increased from approximately $9.0 billion at December 31, 2015 to $27.9 billion at December 31, 2017.  In 2018, Abbott repaid approximately $8.3 billion of debt, net of borrowings, bringing its total debt to $19.6 billion at December 31, 2018.  In 2019, Abbott repaid approximately $1.6 billion of debt, net of borrowings, bringing its total debt to $18.1 billion at December 31, 2019.

Abbott declared dividends of $1.32 per share in 2019 compared to $1.16 per share in 2018, an increase of approximately 14 percent.  Dividends paid totaled $2.270 billion in 2019 compared to $1.974 billion in 2018.  The year-over-year change in the amount of dividends paid primarily reflects the increase in the dividend rate.  In December 2019, Abbott increased the company’s quarterly dividend by approximately 12.5 percent to $0.36 per share from $0.32 per share, effective with the dividend paid in February 2020.

In 2020, Abbott will focus on continuing to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years.  In its diagnostics business, Abbott will continue to focus on driving market adoption and geographic expansion of its Alinity suite of diagnostics instruments.  In the medical devices business, Abbott will continue to focus on expanding its market position in various areas including diabetes care, structural heart, electrophysiology, and heart failure.  In its nutritionals business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of several new science-based products.  In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets.

Critical Accounting Policies

Sales Rebates — In 2019, approximately 44 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale.  Most of these rebates and allowances in 2019 are in the Nutritional Products and Diabetes Care businesses.  Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities.  Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product.  Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate.  Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product.  Settlement of the rebate generally occurs from one to six months after sale.  Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs.  Rebates and chargebacks charged against gross sales in 2019, 2018 and 2017 amounted to approximately $3.1 billion, $3.0 billion and $2.8 billion, respectively, or 19.1 percent, 19.0 percent and 20.5 percent of gross sales, respectively, based on gross sales of approximately $16.3 billion, $16.0 billion and $13.9 billion, respectively, subject to rebate.  A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $163 million in 2019.  Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales.  Other allowances charged against gross sales were approximately $169 million, $175 million and $166 million for cash discounts in 2019, 2018 and 2017, respectively, and $192 million, $191 million and $204 million for returns in 2019, 2018 and 2017, respectively.  Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated.  Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

Management analyzes the adequacy of ending rebate accrual balances each quarter.  In the domestic nutritional business, management uses both internal and external data available to estimate the accruals.  In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years.  Management also estimates the states' processing lag time based on sales and claims data. Inventory in the retail distribution channel does not vary substantially. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2019, Abbott had WIC business in 26 states.

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

Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments. Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country.  Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible.  In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit.  Application of these rules requires a significant amount of judgment.  In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015 and the former St. Jude Medical consolidated group which are settled through 2013.  Undistributed foreign earnings remain indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.

Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees.  Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs.  Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets.  The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits.  The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date.  A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs.  Low interest rates have significantly increased actuarial losses for these plans.  At December 31, 2019, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) for Abbott’s defined benefit plans and medical and dental plans were losses of $4.1 billion and $434 million, respectively.  Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits.  Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.  Note 15 to the consolidated financial statements describes the impact of a one-percentage point change in the health care cost trend rate; however, there can be no certainty that a change would be limited to only one percentage point.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date.  Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis.  The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants.  Each of these factors can significantly affect the value of the intangible asset.  Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangibles.  Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach.  If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount.  Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.  Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs.  At December 31, 2019, goodwill amounted to $23.2 billion and net intangibles amounted to $17.0 billion.  Amortization expense in continuing operations for intangible assets amounted to $1.9 billion in 2019, $2.2 billion in 2018 and $2.0 billion in 2017.  There was no significant reduction of goodwill relating to impairments in 2019, 2018 and 2017.

Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known.  Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded.  As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions.  Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.  Abbott estimates the range of possible loss to be from approximately $95 million to $130 million for its legal proceedings and environmental exposures.  Accruals of approximately $110 million have been recorded at December 31, 2019 for these proceedings and exposures.  These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations

Sales

The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
		Business
	Total	Acquisitions/
	% Change	Divestitures	Price	Volume	Exchange
Total Net Sales
2019 vs. 2018	4.3	—	0.2	7.3	(3.2)
2018 vs. 2017	11.6	4.9	(1.0)	8.1	(0.4)

Total U.S.
2019 vs. 2018	5.2	—	(0.4)	5.6	—
2018 vs. 2017	12.1	8.0	(1.1)	5.2	—

Total International
2019 vs. 2018	3.9	—	0.5	8.3	(4.9)
2018 vs. 2017	11.4	3.2	(1.0)	9.7	(0.5)

Established Pharmaceutical Products Segment
2019 vs. 2018	1.4	—	3.0	4.3	(5.9)
2018 vs. 2017	3.2	—	2.2	4.8	(3.8)

Nutritional Products Segment
2019 vs. 2018	2.5	—	0.9	3.9	(2.3)
2018 vs. 2017	4.4	—	0.2	4.7	(0.5)

Diagnostic Products Segment
2019 vs. 2018	2.9	—	(0.5)	6.4	(3.0)
2018 vs. 2017	33.5	27.1	(2.0)	8.5	(0.1)

Medical Devices Segment
2019 vs. 2018	7.6	—	(0.9)	11.4	(2.9)
2018 vs. 2017	10.1	—	(2.7)	11.7	1.1
Note:	Diabetes Care sales, which had previously been reported in Other, are now included in the Medical Devices segment. Historic periods have been adjusted to reflect this change.

The increase in Total Net Sales in 2019 reflects volume growth across all of Abbott’s segments.  The increase in Total Net Sales in 2018 reflects the acquisition of Alere, as well as volume growth across all of Abbott’s segments.  The price declines related to the Medical Devices segment in 2019 and 2018 primarily reflect pricing pressures on drug eluting stents (DES) as a result of market competition in the U.S. and other major markets.

A comparison of significant product and product group sales is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

					Total
			Total	Impact of	Change
(dollars in millions)	2019	2018	Change	Exchange	Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$3,392	$3,363	1%	(7)%	8%
Other	1,094	1,059	3	(3)	6

Nutritionals —
International Pediatric Nutritionals	2,282	2,254	1	(4)	5
U.S. Pediatric Nutritionals	1,879	1,843	2	—	2
International Adult Nutritionals	2,017	1,900	6	(5)	11
U.S. Adult Nutritionals	1,231	1,232	—	—	—

Diagnostics —
Core Laboratory	4,656	4,386	6	(4)	10
Molecular	442	484	(9)	(3)	(6)
Point of Care	561	553	2	—	2
Rapid Diagnostics	2,054	2,072	(1)	(2)	1

Medical Devices —
Rhythm Management	2,144	2,198	(3)	(3)	—
Electrophysiology	1,721	1,561	10	(3)	13
Heart Failure	769	646	19	(1)	20
Vascular (a)	2,850	2,929	(3)	(3)	—
Structural Heart	1,400	1,239	13	(3)	16
Neuromodulation	831	864	(4)	(2)	(2)
Diabetes Care	2,524	1,933	31	(5)	36

(a) Vascular Product Lines:
Coronary and Endovascular	2,740	2,778	(1)	(2)	1

					Total
			Total	Impact of	Change
(dollars in millions)	2018	2017	Change	Exchange	Excl. Exchange
Total Established Pharmaceuticals —
Key Emerging Markets	$3,363	$3,307	2%	(5)%	7%
Other	1,059	980	8	2	6

Nutritionals —
International Pediatric Nutritionals	2,254	2,112	7	—	7
U.S. Pediatric Nutritionals	1,843	1,777	4	—	4
International Adult Nutritionals	1,900	1,782	7	(1)	8
U.S. Adult Nutritionals	1,232	1,254	(2)	—	(2)

Diagnostics —
Core Laboratory	4,386	4,063	8	—	8
Molecular	484	463	5	1	4
Point of Care	553	550	—	—	—
Rapid Diagnostics	2,072	540	n/m	n/m	n/m

Medical Devices —
Rhythm Management	2,198	2,132	3	1	2
Electrophysiology	1,561	1,353	15	1	14
Heart Failure	646	643	—	—	—
Vascular (a)	2,929	2,892	1	1	—
Structural Heart	1,239	1,083	14	1	13
Neuromodulation	864	808	7	—	7
Diabetes Care	1,933	1,414	37	2	35

(a) Vascular Product Lines:
Coronary and Endovascular	2,778	2,727	2	1	1

n/m = percent change is not meaningful.

Note:	Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.

In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Total Established Pharmaceutical Products sales increased 7.3 percent in 2019 and 7.0 percent in 2018, excluding the unfavorable impact of foreign exchange.  The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil.  Excluding the impact of foreign exchange, total sales in these key emerging markets increased 7.9 percent in 2019 due to growth in several geographies including China, Brazil, Russia and India.  In 2018, excluding the impact of foreign exchange, total sales in these key emerging markets increased 7.4 percent as sales in India and China experienced double-digit growth.  Excluding the impact of foreign exchange, sales in Established Pharmaceuticals’ other emerging markets increased 5.6 percent in 2019 and 5.8 percent in 2018.

Total Nutritional Products sales increased 4.8 percent in 2019 and 4.9 percent in 2018, excluding the impact of foreign exchange.  In 2019, the 4.6 percent increase in International Pediatric Nutritional sales, excluding the effect of foreign exchange, was driven by growth across Abbott’s portfolio, including Similac and PediaSure in various countries in Asia and Latin America and Pedialyte in Latin America.  This growth was partially offset by challenging market dynamics in the Greater China infant category.  The 7.2 percent increase in 2018 International Pediatric Nutritional sales, excluding the effect of foreign exchange, was driven primarily by growth in Asia and Latin America.  In the U.S. Pediatric Nutritional business, the 1.9 percent increase in 2019 sales reflects growth in Pedialyte and PediaSure.  2018 U.S. Pediatric Nutritional sales increased 3.7 percent primarily due to above-market performance in Abbott’s infant and toddler brands, including Similac and Pedialyte.

In the International Adult Nutritional business, the 10.9 percent increase in 2019 sales, excluding the effect of foreign exchange, reflects continued growth of Ensure, Abbott’s market-leading complete and balanced nutrition brand, and Glucerna, Abbott’s market-leading diabetes-specific nutrition brand in several countries.  In 2018, the 8.0 percent sales increase in the International Adult Nutritional business, excluding the effect of foreign exchange, was led by growth of Ensure and Glucerna in Asia and Latin America. In 2019, U.S. Adult Nutritional sales were unchanged from 2018 due to the impact of Abbott’s discontinuation of a non-core product line during the third quarter of 2018 that was offset by growth in other areas of the business.  In 2018, the 1.7 percent decrease in U.S. Adult Nutritional was also primarily driven by the wind down of this non-core product line.

Total Diagnostic Products sales increased 5.9 percent in 2019 and 33.6 percent in 2018, excluding the impact of foreign exchange.  The sales increase in 2019 was driven by above-market growth in Core Laboratory in the U.S. and internationally, where Abbott is achieving continued adoption of its Alinity family of diagnostic instruments.  In July 2019, Abbott received U.S. FDA approval for its “Alinity s” blood and plasma screening system and several testing assays.  The 6.3 percent decrease in 2019 Molecular sales, excluding the effect of foreign exchange, reflects the negative impact of lower non-governmental organization purchases in Africa. In March 2019, Abbott announced that it obtained CE Mark for its “Alinity m” molecular diagnostics system and several testing assays.  In Rapid Diagnostics, sales growth in 2019 in various areas, including infectious disease testing in developed markets and cardio-metabolic testing, was mostly offset by lower than expected infectious disease testing sales in Africa.

In 2018, the increase in total Diagnostic Products sales included the acquisition of Alere, which was completed on October 3, 2017.  Excluding the impact of the acquisition, as well as the impact of foreign exchange, sales in the Diagnostic Products segment in 2018 increased 6.5 percent.  The 2018 increase in sales was primarily driven by above-market growth in Core Laboratory in the U.S. and internationally.  In 2018, Abbott accelerated the roll out of its Alinity systems for Core Laboratory in Europe.

Excluding the effect of foreign exchange, total Medical Devices sales grew 10.5 percent and 9.0 percent in 2019 and 2018, respectively.  The 2019 sales increase was driven by double-digit growth in Diabetes Care, Structural Heart, Electrophysiology and Heart Failure.  The 2018 sales increase was driven by growth in several areas, including double-digit growth in Diabetes Care, Electrophysiology and Structural Heart.

The 2019 and 2018 growth in Diabetes Care revenue was driven by continued growth of FreeStyle Libre, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  In 2019, Freestyle Libre sales totaled $1.842 billion, which reflected a 69.8 percent increase over 2018 sales, excluding the effect of foreign exchange. In July 2018, Abbott received U.S. FDA approval of its FreeStyle Libre 14 day sensor, making it the longest lasting wearable glucose sensor available.  In October 2018, Abbott obtained CE Mark for its Freestyle Libre 2 system, a next-generation product offering with optional real-time alarms.

The 2019 growth in Structural Heart revenue was broad-based across several areas of the business, including MitraClip, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. During the first quarter of 2019, Abbott received U.S. FDA approval for a new, expanded indication for MitraClip to treat clinically significant secondary MR as a result of underlying heart failure. This new indication expands the number of people with MR that can be treated with the MitraClip device.  In July 2019, Abbott received U.S. FDA approval of the next generation of its MitraClip device, which includes a new leaflet grasping enhancement, an expanded range of clip sizes and facilitation of procedure assessment in real time to offer doctors further options when treating mitral valve disease.  In 2018, growth in Structural Heart was driven by several product areas including MitraClip and the AMPLATZER® PFO occluder, a device designed to close a hole-like opening in the heart.  In September 2018, Abbott announced positive clinical results from its COAPT study, which demonstrated that MitraClip improved survival and clinical outcomes for select patients with functional MR.  In September 2019, Abbott announced additional data from its COAPT trial that shows that MitraClip is projected to increase life expectancy and quality of life compared to guideline-directed medical therapy alone in heart failure patients with secondary MR.

In 2019, the growth in Electrophysiology revenue reflects higher sales of cardiac diagnostic and ablation catheters in both the U.S. and internationally.  In January 2019, Abbott announced U.S. FDA approval of its TactiCath® contact force ablation catheter, Sensor Enabled™, which is designed to help physicians treat atrial fibrillation, a form of irregular heartbeat.  In 2018, the growth in Electrophysiology was led by higher sales in cardiac mapping and ablation catheters.  In May 2018, Abbott announced U.S. FDA clearance of the Advisor HD Grid Mapping Catheter, Sensor Enabled, which creates detailed maps of the heart and expands Abbott's electrophysiology product portfolio.

In 2019, the growth in Heart Failure revenue was driven by rapid market adoption in the U.S. of Abbott's HeartMate 3® Left Ventricular Assist Device (LVAD) following FDA approval in October 2018 as a destination (long-term use) therapy for people living with advanced heart failure as well as higher sales of Abbott’s CardioMEMS® heart failure monitoring system. In March 2019, Abbott announced new data from its MOMENTUM 3 clinical study, the largest randomized controlled trial to assess outcomes in patients receiving a heart pump to treat advanced heart failure, which demonstrated HeartMate 3 improved survival and clinical outcomes in this patient population.  In 2018, growth in international Heart Failure sales was offset by lower U.S. sales.

In Vascular, excluding the effect of foreign exchange, sales in 2019 were flat as the 1.3 percent increase in coronary and endovascular product sales, which includes drug-eluting stents, balloon catheters, guidewires, vascular imaging/diagnostics products, vessel closure, carotid and other coronary and peripheral products, was offset by reductions in royalty and contract manufacturing revenue.  In 2018, growth in Vascular imaging, vessel closure and other endovascular revenues was partially offset by lower DES sales due to lower U.S. market share and price erosion in various markets.  During the second quarter of 2018, Abbott received approval from the U.S. FDA for the XIENCE Sierra Drug Eluting Stent System, the newest generation of its coronary stent system.  During the second quarter of 2018, the XIENCE Sierra Drug Eluting Stent System also received national reimbursement in Japan to treat people with coronary artery disease.

In Rhythm Management, higher 2019 international sales, excluding the effect of foreign exchange, were offset by a 4.4 percent decrease in U.S. revenue.  In 2018, market share gains in the new patient segment for Rhythm Management and the U.S. launch of Abbott’s Confirm Rx® Insertable Cardiac Monitor (ICM), the world’s first and only smartphone-compatible ICM designed to help physicians remotely identify cardiac arrhythmias, were partially offset by replacement cycle dynamics.

In 2019, the 2.4 percent decline in Neuromodulation sales, excluding the effect of foreign exchange, reflects a 4.2 percent decline in U.S. sales.  In 2018, the growth in Neuromodulation reflects higher revenue for various products for the treatment of chronic pain and movement disorders.

Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott’s revenue recognition policies as discussed in Note 1 to the consolidated financial statements.  Related net sales were not significant in 2019, 2018 and 2017.

The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott.  There are no significant patent or license expirations in the next three years that are expected to materially affect Abbott.

In April 2017, Abbott received a warning letter from the U.S. FDA related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical.  This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors.  The warning letter relates to the FDA’s observations from an inspection of this facility.  Abbott has prepared a comprehensive plan of corrective actions which has been provided to the FDA.  Abbott is continuing to execute the corrective actions in the plan.

Operating Earnings

Gross profit margins were 52.5 percent of net sales in 2019, 51.3 percent in 2018 and 47.5 percent in 2017.  In 2019, the increase primarily reflects lower intangible amortization expense and lower integration and restructuring costs.  In 2018, the increase primarily reflects lower inventory step-up amortization related to the St. Jude Medical and Alere acquisitions and margin improvements in various businesses.

Research and development (R&D) expense was $2.4 billion in 2019, $2.3 billion in 2018, and $2.3 billion in 2017 and represented a 6.1 percent increase in 2019, and a 1.7 percent increase in 2018.  The increase in R&D spending in 2019 primarily reflects higher spending on the acquisition of R&D assets which were immediately expensed.  In 2019, spending on R&D assets totaled $116 million and included the acquisition of an R&D asset valued at $102 million that was acquired in conjunction with the acquisition of Cephea Valve Technologies, Inc.  In 2018, Abbott acquired R&D assets valued at $47 million which were also immediately expensed.  The 2019 increase in R&D expense was also driven by higher R&D spending in various businesses, primarily in Medical Devices, partially offset by the favorable effect of foreign exchange.  The 2018 increase in R&D expenses was primarily due to higher spending on various projects, partially offset by lower restructuring and integration costs.  In 2019, R&D expenditures totaled $1.2 billion for the Medical Devices segment, $553 million for the Diagnostic Products segment, $193 million for the Nutritional Products segment and $185 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses were basically flat in 2019 and increased 6.1 percent in 2018 versus the respective prior year.  In 2019, the favorable effect of foreign exchange and lower acquisition-related integration costs offset higher selling and marketing costs to drive continued growth across various businesses.  The 2018 increase was primarily due to the impact of the acquisition of the Alere business in October 2017, as well as higher spending to drive continued growth and market expansion in various businesses, partially offset by lower acquisition-related expenses.

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

Restructurings

From 2017 to 2019, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs.  Abbott recorded employee related severance and other charges of approximately $72 million in 2019, $52 million in 2018 and $187 million in 2017.  Approximately $19 million in 2019, $5 million in 2018 and $5 million in 2017 are recorded in Cost of products sold, approximately $4 million in 2019 and $10 million in 2018 are recorded in Research and development, and approximately $49 million in 2019, $37 million in 2018 and $182 million in 2017 are recorded in Selling, general and administrative expense.  Abbott also assumed restructuring liabilities of approximately $23 million as part of the St Jude Medical and Alere acquisitions.

From 2016 to 2019, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $66 million in 2019, $28 million in 2018 and $120 million in 2017. Approximately $16 million in 2019, $10 million in 2018 and $7 million in 2017 are recorded in Cost of products sold, approximately $28 million in 2019, $2 million in 2018 and $77 million in 2017 are recorded in Research and development, and approximately $22 million in 2019, $16 million in 2018 and $36 million in 2017 are recorded in Selling, general and administrative expense.  Additional charges of approximately $2 million in 2017 were recorded, primarily for accelerated depreciation.

Interest Expense and Interest (Income)

Interest expense decreased $156 million in 2019 due to the favorable impact of the euro debt financing in September 2018, as well as the repayment of debt in 2018 and the first quarter of 2019. In 2018, interest expense decreased primarily due to the net repayment of $8.3 billion of debt, partially offset by lower interest income due to lower cash balances.  In 2017, interest expense increased primarily due to the $15.1 billion of debt issued in November of 2016 related to the financing of the St. Jude Medical acquisition which closed on January 4, 2017.

Debt Extinguishment Costs

On December 19, 2019, Abbott redeemed the $2.850 billion principal amount of its 2.9% Notes due 2021. Abbott incurred a charge of $63 million related to the early repayment of this debt.

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

Other (Income) Expense, net

Other (income) expense, net, for 2019, 2018 and 2017 includes approximately $225 million, $160 million, and $160 million of income in each year, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.  2017 includes a pre-tax gain of $1.163 billion on the sale of AMO to Johnson & Johnson.

Taxes on Earnings

The income tax rates on earnings from continuing operations were 9.6 percent in 2019, 18.8 percent in 2018 and 84.2 percent in 2017.

The Tax Cuts and Jobs Act (TCJA) was enacted in the U.S. on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2018, Abbott completed its accounting for all of the enactment date income tax effects of the TCJA.

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

In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings.  The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities, and a net benefit of approximately $10 million related to certain other impacts of the TCJA.  In 2018, Abbott recorded $130 million of additional tax expense which increased the final tax expense related to the TCJA to $1.59 billion.  The $130 million of additional tax expense reflects a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities.  In 2019, taxes on earnings from continuing operations include an $86 million reduction to the transition tax.  The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.50 billion.

The one-time transition tax is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes.  The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets.  As of December 31, 2019, the remaining balance of Abbott’s transition tax obligation is approximately $1.33 billion, which will be paid over the next seven years as allowed by the TCJA.

In 2019, taxes on earnings from continuing operations included $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India.  In 2018, taxes on earnings from continuing operations included $98 million of net tax expense related to the settlement of Abbott’s 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group’s 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries.  In 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business.

Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore.  Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions.  See Note 16 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

Discontinued Operations

Earnings from discontinued operations, net of tax of $34 million and $124 million, in 2018 and 2017, respectively, were driven primarily by the recognition of net tax benefits as a result of the resolution of various tax positions pertaining to AbbVie’s operations for years prior to the separation.  On January 1, 2013, Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business.  Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Business Disposition

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital.  The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities.  In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017.  Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO.  The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations.  For 2017, the AMO loss before taxes included in Abbott’s consolidated earnings was $18 million.

Research and Development Programs

Abbott currently has numerous pharmaceutical, medical devices, diagnostic and nutritional products in development.

Research and Development Process

In the Established Pharmaceuticals segment, the development process focuses on the geographic expansion and continuous improvement of the segment’s existing products to provide benefits to patients and customers. As Established Pharmaceuticals does not actively pursue primary research, development usually begins with work on existing products or after the acquisition of an advanced stage licensing opportunity.

Depending upon the product, the phases of development may include:

●	Drug product development.
●	Phase I bioequivalence studies to compare a future Established Pharmaceutical’s brand with an already marketed compound with the same active pharmaceutical ingredient (API).
●	Phase II studies to test the efficacy of benefits in a small group of patients.
●	Phase III studies to broaden the testing to a wider population that reflects the actual medical use.
●	Phase IV and other post-marketing studies to obtain new clinical use data on existing products within approved indications.

The specific requirements (e.g., scope of clinical trials) for obtaining regulatory approval vary across different countries and geographic regions. The process may range from one year for a bioequivalence study project to 6 or more years for complex formulations, new indications, or geographic expansion in specific countries, such as China.

In the Diagnostics segment, the phases of the research and development process include:

●	Discovery which focuses on identification of a product that will address a specific therapeutic area, platform, or unmet clinical need.
●	Concept/Feasibility during which the materials and manufacturing processes are evaluated, testing may include product characterization and analysis is performed to confirm clinical utility.
●	Development during which extensive testing is performed to demonstrate that the product meets specified design requirements and that the design specifications conform to user needs and intended uses.

The regulatory requirements for diagnostic products vary across different countries and geographic regions. In the U.S., the FDA classifies diagnostic products into classes (I, II, or III) and the classification determines the regulatory process for approval. While the Diagnostics segment has products in all three classes, the vast majority of its products are categorized as Class I or Class II. Submission of a separate regulatory filing is not required for Class I products. Class II devices typically require pre-market notification to the FDA through a regulatory filing known as a 510(k) submission. Most Class III products are subject to the FDA’s Premarket Approval (PMA) requirements. Other Class III products, such as those used to screen blood, require the submission and approval of a Biological License Application (BLA).

In the European Union (EU), diagnostic products are also categorized into different categories and the regulatory process, which has been governed by the European In Vitro Diagnostic Medical Device Directive, depends upon the category, with certain product categories requiring review and approval by an independent company, known as a Notified Body, before the manufacturer can affix a CE mark to the product to declare conformity to the Directive.  Other products only require a self-certification process.  In the second quarter of 2017, the EU adopted the new In Vitro Diagnostic Regulation (IVDR) which replaces the existing directive in the EU for in vitro diagnostic products.  The IVDR will apply after a five-year transition period and imposes additional premarket and postmarket regulatory requirements on manufacturers of such products.

In the Medical Devices segment, the research and development process begins with research on a specific technology that is evaluated for feasibility and commercial viability.  If the research program passes that hurdle, it moves forward into development.  The development process includes evaluation, selection and qualification of a product design, completion of applicable clinical trials to test the product’s safety and efficacy, and validation of the manufacturing process to demonstrate its repeatability and ability to consistently meet pre-determined specifications.

Similar to the diagnostic products discussed above, in the U.S., medical devices are classified as Class I, II, or III.  Most of Abbott’s medical device products are classified as Class II devices that follow the 510(k) regulatory process or Class III devices that are subject to the PMA process.

In the EU, medical devices are also categorized into different classes and the regulatory process, which has been governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class.  Each product must bear a CE mark to show compliance with the Directive.  In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) which replaces the existing directives in the EU for medical devices.  The MDR will apply after a three to five-year (depending on product classification) transition period and imposes additional premarket and postmarket regulatory requirements on manufacturers of such products.

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

After approval and commercial launch of some medical devices, post-market trials may be conducted either due to a conditional requirement of the regulatory market approval or with the objective of proving product superiority.

In the Nutritional segment, the research and development process generally focuses on identifying and developing ingredients and products that address the nutritional needs of particular populations (e.g., infants and adults) or patients (e.g., people with diabetes).  Depending upon the country and/or region, if claims regarding a product’s efficacy will be made, clinical studies typically must be conducted.

In the U.S., the FDA requires that it be notified of proposed new formulations and formulation or packaging changes related to infant formula products.  Prior to the launch of an infant formula or product packaging change, the company is required to obtain the FDA’s confirmation that it has no objections to the proposed product or packaging.  For other nutritional products, notification or pre-approval from the FDA is not required unless the product includes a new food additive.  In some countries, regulatory approval may be required for certain nutritional products, including infant formula and medical nutritional products.

Areas of Focus

In 2020 and beyond, Abbott’s significant areas of therapeutic focus will include the following:

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

Medical Devices — Abbott’s research and development programs focus on:

●	Cardiac Rhythm Management – Development of next-generation rhythm management technologies, including enhanced patient engagement and expanded magnetic resonance (MR)-compatibility.
●	Heart Failure – Continued enhancements to Abbott’s left ventricular assist systems and pulmonary artery heart failure system, including enhanced connectivity, user-interfaces and remote patient monitoring.
●	Electrophysiology – Development of next-generation technologies in the areas of ablation, diagnostic, mapping and visualization and recording and monitoring.
●	Vascular – Development of next-generation technologies for use in coronary and peripheral vascular procedures.
●	Structural Heart – Development of minimally-invasive devices for the repair and replacement of heart valves and other structural heart conditions.
●	Neuromodulation – Development of next-generation technologies with enhanced patient and physician engagement and expanded MR-compatibility to treat chronic pain, movement disorders and other indications.
●	Diabetes Care – Develop enhancements and additional indications for the FreeStyle Libre platform of continuous glucose monitoring products to help patients improve their ability to manage diabetes.

Core Laboratory Diagnostics — Abbott continues to commercialize its next-generation blood screening, immunoassay, clinical chemistry and hematology systems, along with assays, including a focus on unmet medical need, in various areas including infectious disease, cardiac care, metabolics, and oncology, as well as informatics solutions to help optimize diagnostics laboratory performance and automation solutions to increase efficiency in laboratories.

Molecular Diagnostics — Several new molecular in vitro diagnostic (IVD) tests and ‘Alinity m’, a next generation instrument system, are in various stages of development and launch.

Rapid Diagnostics — Abbott’s research and development programs focus on the development of diagnostic products for cardiometabolic disease, infectious disease and toxicology.

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

Given the diversity of Abbott’s business, its intention to remain a broad-based healthcare company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years.  Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position.  There were no delays in Abbott’s 2019 research and development activities that are expected to have a material impact on operations.

While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion.  Given the potential for significant delays and the risk of failure inherent in the development of medical device, diagnostic and pharmaceutical products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development.  Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is expected to approximate 7.0 percent of total Abbott sales in 2020.  Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

At December 31, 2019, goodwill recorded as a result of business combinations totaled $23.2 billion.  Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  The income and market approaches are used to calculate the fair value of each reporting unit.  The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

Net cash from operating activities amounted to $6.1 billion, $6.3 billion and $5.6 billion in 2019, 2018 and 2017, respectively.  The decrease in Net cash from operating activities in 2019 was primarily due to an increased investment in working capital, timing of pension contributions relative to 2018 and higher income tax payments, partially offset by the favorable cash flow impact of improved segment operating earnings and lower interest and acquisition-related expenses. The increase in Net cash from operating activities in 2018 was primarily due to higher segment operating earnings, continued improvements in working capital management, timing of pension contributions and lower acquisition-related expenses. The income tax component of cash from operating activities in 2018 includes the non-cash impact of the $120 million adjustment to the transition tax associated with the TCJA.  The income tax component of operating cash flow in 2017 includes the non-cash impact of $1.46 billion of net tax expense related to the estimated impact of the TCJA.

While a significant portion of Abbott’s cash and cash equivalents at December 31, 2019, are reinvested in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources.  Due to the enactment of the TCJA, if these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.

Abbott funded $382 million in 2019, $114 million in 2018 and $645 million in 2017 to defined benefit pension plans.  Abbott expects pension funding of approximately $387 million in 2020 for its pension plans.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Debt and Capital

At December 31, 2019, Abbott’s long-term debt rating was A- by Standard & Poor’s Corporation and A3 by Moody’s.  Abbott expects to maintain an investment grade rating.

Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis.  The lines of credit are part of a 2018 revolving credit agreement that expires in 2023.  Any borrowings under the current revolving credit agreement will bear interest, at Abbott’s option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

In conjunction with the funding of the St. Jude Medical and Alere acquisitions and the assumption of St. Jude Medical’s and Alere’s existing debt, Abbott’s total short-term and long-term debt increased to $27.9 billion at December 31, 2017.  The increase in debt included the following transactions:

●	In the first quarter of 2017, as part of the acquisition of St. Jude Medical, approximately $5.9 billion of St. Jude Medical’s debt was assumed, repaid, or refinanced by Abbott. This included the exchange of certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for approximately $2.9 billion of debt issued by Abbott. Following this exchange, approximately $194.2 million of existing St. Jude Medical notes remained outstanding. There were no significant costs associated with the exchange of this debt. In addition, during the first quarter of 2017, Abbott assumed and subsequently repaid approximately $2.8 billion of various St. Jude Medical debt obligations.

●	In 2017, Abbott borrowed $2.8 billion on an unsecured basis under a 5-year term loan agreement and borrowed $1.7 billion under its lines of credit. Proceeds from such borrowings were used to finance the acquisition of Alere, to repay certain indebtedness of Abbott and Alere, and to pay fees and expenses in connection with the acquisition. The borrowings bore interest based on a Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings. Abbott paid off the term loan in January 2018, ahead of its 2022 due date and paid off $550 million of the line of credit in the fourth quarter of 2017 and the remaining $1.15 billion on January 5, 2018. In the fourth quarter of 2017, in conjunction with the acquisition of Alere, Abbott assumed and subsequently repaid $3.0 billion of Alere’s debt.
●	In 2017, Abbott also paid off a $479 million yen-denominated short-term borrowing during the year and issued 364-day yen-denominated debt, of which $201 million and $199 million was outstanding at December 31, 2019 and 2018, respectively.

In 2018, Abbott committed to reducing its debt levels and on February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  Redemptions under this authorization during 2018 included $0.947 billion principal amount of its 5.125% Notes due 2019 and $2.850 billion principal amount of its 2.35% Notes due 2019.  Abbott incurred a net charge of $14 million related to the early repayment of this debt.

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

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. This bond redemption authorization superseded the board’s previous authorization under which $700 million had not yet been redeemed.  On December 19, 2019, Abbott redeemed the $2.850 billion outstanding principal amount of its 2.90% Notes due 2021. After redemption of the 2.90% Notes, $2.15 billion of the $5 billion debt redemption authorization remains available.

On November 19, 2019, Abbott’s wholly owned subsidiary, Ireland Financing DAC, completed a euro debt offering of €1.180 billion of long-term debt.  The proceeds equated to approximately $1.3 billion.  The Notes are guaranteed by Abbott.

On November 21, 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of its net investment in certain foreign subsidiaries.  The term loan bears interest at TIBOR plus a fixed spread, and the interest rate is reset quarterly.  The proceeds equated to approximately $550 million.

The 2019 transactions described above resulted in the repayment of approximately of $1.6 billion of debt, net of borrowings, bringing Abbott’s total debt to $18.1 billion at December 31, 2019.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time.  Under the program authorized in 2014, Abbott repurchased 36.2 million shares at a cost of $1.666 billion in 2015, 10.4 million shares at a cost of $408 million in 2016, 1.9 million shares at a cost of $130 million in 2018, and 6.3 million shares at a cost of $525 million in 2019 for a total of approximately $2.730 billion.  In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time.  The new authorization is in addition to the $270 million unused portion of the share repurchase program authorized in 2014.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.  No shares have been issued under this authorization.

Abbott declared dividends of $1.32 per share in 2019 compared to $1.16 per share in 2018, an increase of approximately 14 percent.  Dividends paid were $2.270 billion in 2019 compared to $1.974 billion in 2018.  The year-over-year change in dividends paid primarily reflects the impact of the increase in the dividend rate.

Working Capital

Working capital was $4.8 billion at December 31, 2019 and $5.6 billion at December 31, 2018.  The decrease in working capital in 2019 reflects the presentation of $1.3 billion of Senior Notes due 2020 as current liabilities at December 31, 2019, partially offset by an overall net increase in working capital of approximately $485 million due to changes in accounts receivable, inventory and accounts payable associated with the growth of the business.

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

Capital Expenditures

Capital expenditures of $1.6 billion in 2019, $1.4 billion in 2018 and $1.1 billion in 2017 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.

Contractual Obligations

The table below summarizes Abbott’s estimated contractual obligations as of December 31, 2019.

	Payments Due By Period
					2025 and
(dollars in millions)	Total	2020	2021‑2022	2023‑2024	Thereafter
Long‑term debt, including current maturities	$18,049	$1,278	$757	$3,527	$12,487
Interest on debt obligations	9,432	576	1,137	1,061	6,658
Operating lease obligations	1,138	238	352	195	353
Purchase commitments (a)	3,187	2,974	194	11	8
Other long‑term liabilities (b)	4,117	—	1,885	1,178	1,054
Total (c)	$35,923	$5,066	$4,325	$5,972	$20,560
(a)	Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.
(b)	Other long-term liabilities include estimated payments for the transition tax under the TCJA, net of applicable credits.
(c)	Net unrecognized tax benefits totaling approximately $580 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 16 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other post-employment benefits, including medical and life, which have been excluded from the table. A discussion of the company’s pension and post-retirement plans, including funding matters is included in Note 15 — Post-employment Benefits.

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

Recently Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott in the first quarter of 2021 and early adoption is permitted.  Abbott does not expect adoption of this new standard to have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard will be effective for Abbott at the beginning of 2020.  Adoption of the new standard will not have a material impact on the consolidated financial statements.

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

The new lease accounting standard did not have a material impact on the amounts reported in the Consolidated Statement of Earnings but does have a material impact on the amounts reported in the Consolidated Balance Sheet.  Adoption of the new standard resulted in the recording of approximately $850 million of new right of use (ROU) assets and additional liabilities for operating leases on the Consolidated Balance Sheet as of January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  Abbott adopted the standard on January 1, 2018.  Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings.  Previously, such fair value changes were recorded in other comprehensive income.  Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values.  These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.  Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Consolidated Statement of Earnings.  As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions investors that any forward-looking statements or projections made by Abbott, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected.  Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, Risk Factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $11 million and $13 million as of December 31, 2019 and 2018, respectively.  These equity securities are subject to potential changes in fair value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2019 by approximately $2 million.  Changes in the fair value of these securities are recorded in earnings.  The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $346 million and $307 million as of December 31, 2019 and 2018, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.

Non-Publicly Traded Equity Securities

Abbott holds equity securities that are not traded on public stock exchanges.  The carrying value of these investments was $158 million and $211 million as of December 31, 2019 and 2018, respectively.  No individual investment is recorded at a value in excess of $61 million.  Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Interest Rate Sensitive Financial Instruments

At December 31, 2019 and 2018, Abbott had interest rate hedge contracts totaling $2.9 billion to manage its exposure to changes in the fair value of debt.  The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged.  Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities.  The fair value of long-term debt at December 31, 2019 and 2018 amounted to $20.8 billion and $19.9 billion, respectively (average interest rates of 3.3% and 3.5% as of December 31, 2019 and 2018, respectively) with maturities through 2046.  At December 31, 2019 and 2018, the fair value of current and long-term investment securities amounted to approximately $1.2 billion and $1.1 billion, respectively.  A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values. (A 100-basis point change is believed to be a reasonably possible near-term change in rates.)

Foreign Currency Sensitive Financial Instruments

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss).  Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months.  At December 31, 2019 and 2018, Abbott held $6.8 billion and $5.1 billion, respectively, of such contracts.  Contracts held at December 31, 2019 will mature in 2020 or 2021 depending upon the contract.  Contracts held at December 31, 2018 matured in 2019 or will mature in 2020 depending upon the contract.

Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables.  The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At December 31, 2019 and 2018, Abbott held $9.1 billion and $13.6 billion, respectively, of such contracts, which mature in the next 13 months.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries.  From the date of the borrowing through December 31, 2019, the value of this long-term debt decreased approximately $4 million to $546 million due to foreign exchange rate changes.  The change in the value was recorded in Accumulated other comprehensive income (loss), net of tax.  In March 2017, Abbott repaid its $479 million yen-denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary.  At December 31, 2016, the value of this short-term debt was $454 million, and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2019 and 2018:

	2019			2018
		Weighted	Fair and		Weighted	Fair and
		Average	Carrying Value		Average	Carrying Value
	Contract	Exchange	Receivable/	Contract	Exchange	Receivable/
(dollars in millions)	Amount	Rate	(Payable)	Amount	Rate	(Payable)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$7,085	1.1189	$65	$11,630	1.1938	$13
Chinese Yuan	2,177	7.0216	4	1,592	6.9055	(10)
Japanese Yen	1,092	106.8530	13	1,079	108.2188	6
All other currencies	5,532	n/a	(23)	4,388	n/a	10
Total	$15,886		$59	$18,689		$19

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings

(in millions except per share data)

	Year Ended December 31
	2019	2018	2017
Net Sales	$31,904	$30,578	$27,390
Cost of products sold, excluding amortization of intangible assets	13,231	12,706	12,409
Amortization of intangible assets	1,936	2,178	1,975
Research and development	2,440	2,300	2,260
Selling, general and administrative	9,765	9,744	9,182
Total Operating Cost and Expenses	27,372	26,928	25,826
Operating Earnings	4,532	3,650	1,564
Interest expense	670	826	904
Interest income	(94)	(105)	(124)
Net foreign exchange (gain) loss	7	28	(34)
Debt extinguishment costs	63	167	—
Other (income) expense, net	(191)	(139)	(1,413)
Earnings from Continuing Operations Before Taxes	4,077	2,873	2,231
Taxes on Earnings from Continuing Operations	390	539	1,878

Earnings from Continuing Operations	3,687	2,334	353

Net Earnings from Discontinued Operations, net of taxes	—	34	124

Net Earnings	$3,687	$2,368	$477

Basic Earnings Per Common Share --
Continuing Operations	$2.07	$1.32	$0.20
Discontinued Operations	—	0.02	0.07
Net Earnings	$2.07	$1.34	$0.27

Diluted Earnings Per Common Share --
Continuing Operations	$2.06	$1.31	$0.20
Discontinued Operations	—	0.02	0.07
Net Earnings	$2.06	$1.33	$0.27

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,768	1,758	1,740
Dilutive Common Stock Options	13	12	9
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,781	1,770	1,749
Outstanding Common Stock Options Having No Dilutive Effect	61	—	—

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income

(in millions)

	Year Ended December 31
	2019	2018	2017
Net Earnings	$3,687	$2,368	$477
Foreign currency translation gain (loss) adjustments	(12)	(1,460)	1,365
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(238) in 2019, $47 in 2018 and $(61) in 2017	(814)	132	(243)
Unrealized gains (losses) on marketable equity securities, net of taxes of $(76) in 2017	—	—	64
Net (losses) gains on derivative instruments designated as cash flow hedges, net of taxes of $(17) in 2019, $50 in 2018 and $(43) in 2017	(53)	136	(134)
Other Comprehensive Income (Loss)	(879)	(1,192)	1,052
Comprehensive Income	$2,808	$1,176	$1,529

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(4,924)	$(4,912)	$(3,452)
Net actuarial (losses) and prior service (cost) and credits	(3,540)	(2,726)	(2,521)
Cumulative unrealized (losses) gains on marketable equity securities	—	—	(5)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(1)	52	(84)
Accumulated other comprehensive income (loss)	$(8,465)	$(7,586)	$(6,062)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31
	2019	2018	2017
Cash Flow From (Used in) Operating Activities:
Net earnings	$3,687	$2,368	$477
Adjustments to reconcile earnings to net cash from operating activities —
Depreciation	1,078	1,100	1,046
Amortization of intangible assets	1,936	2,178	1,975
Share-based compensation	519	477	406
Amortization of inventory step-up	—	32	907
Investing and financing losses, net	184	126	47
Loss on extinguishment of debt	63	167	—
Amortization of bridge financing fees	—	—	5
Gains on sale of businesses	—	—	(1,163)
Gain on sale of Mylan N.V. shares	—	—	(45)
Trade receivables	(275)	(190)	(207)
Inventories	(593)	(514)	249
Prepaid expenses and other assets	(138)	23	109
Trade accounts payable and other liabilities	220	747	615
Income taxes	(545)	(214)	1,149
Net Cash From Operating Activities	6,136	6,300	5,570

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,638)	(1,394)	(1,135)
Acquisitions of businesses and technologies, net of cash acquired	(170)	(54)	(17,183)
Proceeds from business dispositions	48	48	6,042
Proceeds from the sale of Mylan N.V. shares	—	—	2,704
Purchases of investment securities	(103)	(131)	(210)
Proceeds from sales of investment securities	21	73	129
Other	27	102	35
Net Cash From (Used in) Investing Activities	(1,815)	(1,356)	(9,618)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	—	(26)	(1,034)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	1,842	4,009	6,742
Repayments of long-term debt and debt with maturities over 3 months	(3,441)	(12,433)	(8,650)
Purchase of Alere preferred stock	—	—	(710)
Acquisition and contingent consideration payments related to business acquisitions	—	—	(13)
Purchases of common shares	(718)	(238)	(117)
Proceeds from stock options exercised	298	271	350
Dividends paid	(2,270)	(1,974)	(1,849)
Net Cash From (Used in) Financing Activities	(4,289)	(10,391)	(5,281)

Effect of exchange rate changes on cash and cash equivalents	(16)	(116)	116
Net Increase (Decrease) in Cash and Cash Equivalents	16	(5,563)	(9,213)
Cash and Cash Equivalents, Beginning of Year	3,844	9,407	18,620
Cash and Cash Equivalents, End of Year	$3,860	$3,844	$9,407

Supplemental Cash Flow Information:
Income taxes paid	$930	$740	$570
Interest paid	677	845	917

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,860	$3,844
Investments, primarily bank time deposits and U.S. treasury bills	280	242
Trade receivables, less allowances of — 2019: $384; 2018: $314	5,425	5,182
Inventories:
Finished products	2,784	2,407
Work in process	560	499
Materials	972	890
Total inventories	4,316	3,796
Other prepaid expenses and receivables	1,786	1,568
Total current assets	15,667	14,632
Investments	883	897
Property and equipment, at cost:
Land	519	501
Buildings	3,702	3,555
Equipment	11,468	10,756
Construction in progress	1,110	894
	16,799	15,706
Less: accumulated depreciation and amortization	8,761	8,143
Net property and equipment	8,038	7,563
Intangible assets, net of amortization	17,025	18,942
Goodwill	23,195	23,254
Deferred income taxes and other assets	3,079	1,885
	$67,887	$67,173

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2019	2018
Liabilities and Shareholders’ Investment
Current liabilities:
Short-term borrowings	$201	$200
Trade accounts payable	3,252	2,975
Salaries, wages and commissions	1,237	1,182
Other accrued liabilities	4,035	3,780
Dividends payable	635	563
Income taxes payable	226	305
Current portion of long-term debt	1,277	7
Total current liabilities	10,863	9,012
Long-term debt	16,661	19,359
Post-employment obligations and other long-term liabilities	9,062	8,080
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2019: 1,976,855,085; 2018: 1,971,189,465	23,853	23,512
Common shares held in treasury, at cost — Shares: 2019: 214,351,838; 2018: 215,570,043	(10,147)	(9,962)
Earnings employed in the business	25,847	24,560
Accumulated other comprehensive income (loss)	(8,465)	(7,586)
Total Abbott Shareholders’ Investment	31,088	30,524
Noncontrolling interests in subsidiaries	213	198
Total Shareholders’ Investment	31,301	30,722
	$67,887	$67,173

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders’ Investment

(in millions except shares and per share data)

	Year Ended December 31
	2019	2018	2017
Common Shares:
Beginning of Year
Shares: 2019: 1,971,189,465; 2018: 1,965,908,188; 2017: 1,707,475,455	$23,512	$23,206	$13,027
Issued under incentive stock programs
Shares: 2019: 5,665,620; 2018: 5,281,277; 2017: 8,834,924	209	163	242
Issued for St. Jude Medical acquisition
Shares: 2017: 249,597,809	—	—	9,835
Share-based compensation	521	479	406
Issuance of restricted stock awards	(389)	(336)	(304)
End of Year
Shares: 2019: 1,976,855,085; 2018: 1,971,189,465; 2017: 1,965,908,188	$23,853	$23,512	$23,206
Common Shares Held in Treasury:
Beginning of Year
Shares: 2019: 215,570,043; 2018: 222,305,719; 2017: 234,606,250	$(9,962)	$(10,225)	$(10,791)
Issued under incentive stock programs
Shares: 2019: 7,796,030; 2018: 8,870,735; 2017: 8,696,320	361	408	400
Issued for St. Jude Medical acquisition
Shares: 2017: 3,906,848	—	—	180
Purchased
Shares: 2019: 6,577,825; 2018: 2,135,059; 2017: 302,637	(546)	(145)	(14)
End of Year
Shares: 2019: 214,351,838; 2018: 215,570,043; 2017: 222,305,719	$(10,147)	$(9,962)	$(10,225)
Earnings Employed in the Business:
Beginning of Year	$24,560	$23,978	$25,565
Impact of adoption of new accounting standards	—	351	—
Net earnings	3,687	2,368	477
Cash dividends declared on common shares (per share — 2019: $1.32; 2018: $1.16; 2017: $1.075)	(2,343)	(2,047)	(1,947)
Effect of common and treasury share transactions	(57)	(90)	(117)
End of Year	$25,847	$24,560	$23,978
Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(7,586)	$(6,062)	$(7,263)
Impact of adoption of new accounting standards	—	(332)	—
Business dispositions	—	—	149
Other comprehensive income (loss)	(879)	(1,192)	1,052
End of Year	$(8,465)	$(7,586)	$(6,062)
Noncontrolling Interests in Subsidiaries:
Beginning of Year	$198	$201	$179
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	15	(3)	22
End of Year	$213	$198	$201

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

REVENUE RECOGNITION — Revenue from product sales is recognized upon the transfer of control, which is generally upon shipment or delivery, depending on the delivery terms set forth in the customer contract.  Provisions for discounts, rebates and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded.  Sales incentives to customers are not material.  Historical data is readily available and reliable, and is used for estimating the amount of the reduction in gross sales.  Revenue from the launch of a new product, from an improved version of an existing product, or for shipments in excess of a customer’s normal requirements are recorded when the conditions noted above are met.  In those situations, management records a returns reserve for such revenue, if necessary.  In certain of Abbott’s businesses, primarily within diagnostics, Abbott participates in selling arrangements that include multiple performance obligations (e.g., instruments, reagents, procedures, and service agreements).  The total transaction price of the contract is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.  Sales of product rights for marketable products are recorded as revenue upon disposition of the rights.

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

EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2019, 2018 and 2017 were $3.666 billion, $2.320 billion and $346 million, respectively. Net earnings allocated to common shares in 2019, 2018 and 2017 were $3.666 billion, $2.353 billion and $468 million, respectively.

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

LITIGATION — Abbott accounts for litigation losses in accordance with FASB ASC No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. Legal fees are recorded as incurred.

CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities money market funds and U.S. treasury bills with original maturities of three months or less.  Abbott holds certain investments with a carrying value of $321 million that are accounted for under the equity method of accounting.  Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings.  Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.  Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount.  Income relating to these securities is reported as interest income.

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

Classification	Estimated Useful Lives
Buildings	10 to 50 years
Equipment	3 to 20 years

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

ACQUIRED IN-PROCESS AND COLLABORATIONS RESEARCH AND DEVELOPMENT (IPR&D) — The initial costs of rights to IPR&D projects obtained in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical or medical device products. The fair value of IPR&D projects acquired in a business combination are capitalized and accounted for as indefinite-lived intangible assets until completed and are then amortized over the remaining useful life. Collaborations are not significant.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from Accumulated other comprehensive income (loss) to retained earnings (Earnings employed in the business).  Abbott adopted the new standard at the beginning of the fourth quarter of 2018.  As a result of the adoption of the new standard, approximately $337 million of stranded tax effects were reclassified from Accumulated other comprehensive income (loss) to Earnings employed in the business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 – New Accounting Standards (Continued)

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to measure and recognize a lease asset and liability on the balance sheet for most leases, including operating leases.  Abbott adopted the new standard as of January 1, 2019 using the modified retrospective approach and applied the standard’s transition provisions as of January 1, 2019.  As a result, no changes were made to the December 31, 2018 Consolidated Balance Sheet. Abbott elected to apply the package of practical expedients related to transition. These practical expedients allowed Abbott to carry forward its historical assessments of whether any existing contracts are or contain leases, the lease classification for each lease existing at January 1, 2019, and whether any initial direct costs for such leases qualified for capitalization.  The new lease accounting standard did not have a material impact on the amounts reported in the Consolidated Statement of Earnings but does have a material impact on the amounts reported in the Consolidated Balance Sheet.  Adoption of the new standard resulted in the recording of approximately $850 million of new right of use (ROU) assets and additional liabilities for operating leases on the Consolidated Balance Sheet as of January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities, which provides new guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  Abbott adopted the standard on January 1, 2018.  Under the new standard, changes in the fair value of equity investments with readily determinable fair values are recorded in Other (income) expense, net within the Consolidated Statement of Earnings.  Previously, such fair value changes were recorded in other comprehensive income.  Abbott has elected the measurement alternative allowed by ASU 2016-01 for its equity investments without readily determinable fair values.  These investments are measured at cost, less any impairment, plus or minus any changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.  Changes in the measurement of these investments are being recorded in Other (income) expense, net within the Consolidated Statement of Earnings.  As part of the adoption, the cumulative-effect adjustment to Earnings employed in the business in the Consolidated Balance Sheet for net unrealized losses on equity investments that were recorded in Accumulated other comprehensive income (loss) as of December 31, 2017 was not significant.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 2 – New Accounting Standards (Continued)

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott in the first quarter of 2021 and early adoption is permitted.  Abbott does not expect adoption of this new standard to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables. The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  The new standard will be effective for Abbott at the beginning of 2020. Adoption of the new standard will not have a material impact on the consolidated financial statements.

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs.  Abbott's products are generally sold directly to retailers, wholesalers, distributors, hospitals, health care facilities, laboratories, physicians' offices and government agencies throughout the world.  Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

The following tables provide detail by sales category:

	2019			2018			2017
(in millions)	U.S.	Int'l	Total	U.S.	Int'l	Total	U.S.	Int'l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,392	$3,392	$—	$3,363	$3,363	$—	$3,307	$3,307
Other	—	1,094	1,094	—	1,059	1,059	—	980	980
Total	—	4,486	4,486	—	4,422	4,422	—	4,287	4,287

Nutritionals —
Pediatric Nutritionals	1,879	2,282	4,161	1,843	2,254	4,097	1,777	2,112	3,889
Adult Nutritionals	1,231	2,017	3,248	1,232	1,900	3,132	1,254	1,782	3,036
Total	3,110	4,299	7,409	3,075	4,154	7,229	3,031	3,894	6,925

Diagnostics —
Core Laboratory	1,086	3,570	4,656	985	3,401	4,386	921	3,142	4,063
Molecular	149	293	442	152	332	484	160	303	463
Point of Care	438	123	561	432	121	553	440	110	550
Rapid Diagnostics	1,214	840	2,054	1,148	924	2,072	296	244	540
Total	2,887	4,826	7,713	2,717	4,778	7,495	1,817	3,799	5,616

Medical Devices —
Rhythm Management (a)	1,057	1,087	2,144	1,105	1,093	2,198	1,043	1,089	2,132
Electrophysiology (a)	742	979	1,721	678	883	1,561	596	757	1,353
Heart Failure	574	195	769	467	179	646	491	152	643
Vascular	1,047	1,803	2,850	1,126	1,803	2,929	1,180	1,712	2,892
Structural Heart	616	784	1,400	488	751	1,239	432	651	1,083
Neuromodulation	660	171	831	690	174	864	636	172	808
Diabetes Care	678	1,846	2,524	457	1,476	1,933	332	1,082	1,414
Total	5,374	6,865	12,239	5,011	6,359	11,370	4,710	5,615	10,325

Other (b)	27	30	57	36	26	62	115	122	237

Total	$11,398	$20,506	$31,904	$10,839	$19,739	$30,578	$9,673	$17,717	$27,390
(a)	Insertable Cardiac Monitor (ICM) sales, which had previously been reported in Electrophysiology, are now included in Rhythm Management. Historic periods have been adjusted to reflect this change.
(b)	Diabetes Care sales, which had previously been reported in Other, are now included in the Medical Devices segment. Historic periods have been adjusted to reflect this change.

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

Remaining Performance Obligations

As of December 31, 2019, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.3 billion in the Diagnostic Products segment and approximately $380 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less.  Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract.  Abbott capitalizes these amounts as contract costs.  Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years.  The amounts as of December 31, 2019 and 2018 were not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs.  Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years.  The amounts as of December 31, 2019 and 2018 were not significant.

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

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract.  Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements.  Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at January 1, 2018	$198
Unearned revenue from cash received during the period	304
Revenue recognized related to contract liability balance	(243)
Balance at December 31, 2018	259
Unearned revenue from cash received during the period	411
Revenue recognized related to contract liability balance	(376)
Balance at December 31, 2019	$294

Note 4 — Discontinued Operations and Business Dispositions

In February 2015, Abbott completed the sale of its developed markets branded generics pharmaceuticals business to Mylan Inc. (Mylan) for 110 million ordinary shares (or approximately 22 percent) of a newly formed entity (Mylan N.V.) that combined Mylan’s existing business and Abbott’s developed markets branded generics pharmaceuticals business. In April 2015, Abbott sold 40.25 million of the 110 million ordinary shares of Mylan N.V. and recorded a pretax gain of $207 million on $2.29 billion in net proceeds from the sale of these shares. In 2017, Abbott sold 69.75 million ordinary shares of Mylan N.V. and received $2.704 billion in proceeds. Abbott recorded a $45 million gain from the sale of these ordinary shares in 2017, which was recognized in the Other (income) expense, net line of the Consolidated Statement of Earnings. Abbott no longer has an ownership interest in Mylan N.V.

The net earnings of discontinued operations include income tax benefits of $39 million in 2018 and $109 million in 2017.  These tax benefits primarily relate to the resolution of various tax positions related to AbbVie’s operations for years prior to the separation. Abbott completed the separation of AbbVie Inc. (AbbVie), which was formed to hold Abbott’s research-based proprietary pharmaceuticals business, in January 2013. Abbott has retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation, as well as certain non-income taxes attributable to AbbVie’s business.  AbbVie generally will be liable for all other taxes attributable to its business.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 4 — Discontinued Operations and Business Dispositions (Continued)

In September 2016, Abbott announced that it entered into a definitive agreement to sell Abbott Medical Optics (AMO), its vision care business, to Johnson & Johnson for $4.325 billion in cash, subject to customary purchase price adjustments for cash, debt and working capital.  The decision to sell AMO reflected Abbott's proactive shaping of its portfolio in line with its strategic priorities.  In February 2017, Abbott completed the sale of AMO to Johnson & Johnson and recognized a pre-tax gain of $1.163 billion including working capital adjustments, which was reported in the Other (income) expense, net line of the Consolidated Statement of Earnings in 2017.  Abbott recorded an after-tax gain of $728 million in 2017 related to the sale of AMO.  The operating results of AMO up to the date of sale continued to be included in Earnings from continuing operations as the business did not qualify for reporting as discontinued operations.  For 2017, the AMO loss before taxes included in Abbott’s consolidated earnings was $18 million.

Note 5 — Supplemental Financial Information

Other (income) expense, net, for 2019, 2018 and 2017 includes approximately $225 million, $160 million and $160 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans. Other (income) expense, net, for 2017 includes a pre-tax gain of $1.163 billion related to the sale of AMO to Johnson & Johnson. In 2017, Abbott recorded a $45 million pre-tax gain related to the sale of the Mylan N.V. ordinary shares. See Note 4 — Discontinued Operations and Business Dispositions for further discussion of these 2017 sales.

The detail of various balance sheet components is as follows:

	December 31,	December 31,
(in millions)	2019	2018
Long-term Investments:
Equity securities	$836	$856
Other	47	41
Total	$883	$897

Abbott’s equity securities as of December 31, 2019 and December 31, 2018, include $346 million and $307 million, respectively, of investments in mutual funds that are held in a rabbi trust acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of December 31, 2019 with a carrying value of $321 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $158 million that do not have a readily determinable fair value.  The $158 million carrying value includes an unrealized gain of approximately $50 million on an investment.  The gain was recorded in the second quarter of 2018 and relates to an observable price change for a similar investment of the same issuer.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Supplemental Financial Information (Continued)

In the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the R&D line of Abbott's Consolidated Statement of Earnings.

	December 31,	December 31,
(in millions)	2019	2018
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$212	$166
Accrued other rebates (a)	655	608
All other	3,168	3,006
Total	$4,035	$3,780
(a)	Accrued wholesaler chargeback rebates of $175 million and $197 million at December 31, 2019 and 2018, respectively, are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	December 31,	December 31,
(in millions)	2019	2018
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$2,817	$2,040
Deferred income taxes	1,546	2,056
Operating lease liabilities	755	—
All other (b)	3,944	3,984
Total	$9,062	$8,080
(b)	2019 includes approximately $580 million of net unrecognized tax benefits, as well as approximately $68 million of acquisition consideration payable. 2018 includes approximately $465 million of net unrecognized tax benefits, as well as approximately $65 million of acquisition consideration payable.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows:

			Cumulative	Cumulative
		Net Actuarial	Unrealized	Gains (Losses)
	Cumulative	(Losses)	Gains (Losses)	on Derivative
	Foreign	and Prior	on	Instruments
	Currency	Service	Marketable	Designated as
	Translation	(Costs) and	Equity	Cash Flow
(in millions)	Adjustments	Credits	Securities	Hedges	Total
Balance at December 31, 2017	$(3,452)	$(2,521)	$(5)	$(84)	$(6,062)
Impact of adoption of new accounting standards	—	(337)	5	—	(332)
Other comprehensive income (loss) before reclassifications	(1,488)	(18)	—	58	(1,448)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	28	150	—	78	256
Net current period other comprehensive income (loss)	(1,460)	132	—	136	(1,192)
Balance at December 31, 2018	(4,912)	(2,726)	—	52	(7,586)
Other comprehensive income (loss) before reclassifications	(12)	(719)	—	2	(729)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	(95)	—	(55)	(150)
Net current period other comprehensive income (loss)	(12)	(814)	—	(53)	(879)
Balance at December 31, 2019	$(4,924)	$(3,540)	$—	$(1)	$(8,465)
(a)	Reclassified amounts for foreign currency translation adjustments are recorded in the Consolidated Statement of Earnings as Net Foreign exchange (gain) loss and gains/losses related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost – see Note 15 for additional information.

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

Note 8 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.2 billion at December 31, 2019 and $23.3 billion at December 31, 2018.  Foreign currency translation adjustments decreased goodwill by approximately $103 million in 2019 and $440 million in 2018. Purchase price accounting adjustments associated with the Alere acquisition decreased goodwill by $326 million in 2018. The amount of goodwill related to reportable segments at December 31, 2019 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $16.1 billion for the Medical Devices segment.  There was no significant reduction of goodwill relating to impairments in 2019 and 2018.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.6 billion and $25.7 billion as of December 31, 2019 and 2018, respectively, and accumulated amortization was $11.9 billion and $10.4 billion as of December 31, 2019 and 2018, respectively. Foreign currency translation adjustments decreased intangible assets by approximately $71 million in 2019 and $281 million in 2018. In 2018, purchase price allocation adjustments increased intangible assets by $280 million. The estimated annual amortization expense for intangible assets recorded at December 31, 2019 is approximately $2.1 billion in 2020, $2.0 billion in 2021, $2.0 billion in 2022, $2.0 billion in 2023 and $1.9 billion in 2024.  Amortizable intangible assets are amortized over 2 to 20 years.

Indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, were approximately $1.3 billion and $3.6 billion at December 31, 2019 and 2018, respectively. The decrease is due to an in-process research and development intangible asset related to the Medical Devices segment that became amortizable at the end of 2019. In 2017, Abbott recorded a $53 million impairment of an in-process research and development project related to the Medical Devices segment.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Restructuring Plans

From 2017 to 2019, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs.  Abbott recorded employee related severance and other charges of approximately $72 million in 2019, $52 million in 2018 and $187 million in 2017. Approximately $19 million in 2019, $5 million in 2018 and $5 million in 2017 are recorded in Cost of products sold, approximately $4 million in 2019 and $10 million in 2018 are recorded in Research and development, and approximately $49 million in 2019, $37 million in 2018 and $182 million in 2017 are recorded in Selling, general and administrative expense.  Abbott also assumed restructuring liabilities of approximately $23 million as part of the St Jude Medical and Alere acquisitions.

The following summarizes the activity related to these actions and the status of the related accruals:

(in millions)
Liabilities assumed as part of business acquisitions	$23
Restructuring charges	187
Payments and other adjustments	(142)
Accrued balance at December 31, 2017	68
Restructuring charges	52
Payments and other adjustments	(79)
Accrued balance at December 31, 2018	41
Restructuring charges	72
Payments and other adjustments	(67)
Accrued balance at December 31, 2019	$46

From 2016 to 2019, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $66 million in 2019, $28 million in 2018 and $120 million in 2017. Approximately $16 million in 2019, $10 million in 2018 and $7 million in 2017 are recorded in Cost of products sold, approximately $28 million in 2019, $2 million in 2018 and $77 million in 2017 are recorded in Research and development, and approximately $22 million in 2019, $16 million in 2018 and $36 million in 2017 are recorded in Selling, general and administrative expense. Additional charges of approximately $2 million in 2017 were recorded, primarily for accelerated depreciation.

The following summarizes the activity for these restructurings:

(in millions)
Restructuring charges recorded in 2016	$32
Payments and other adjustments	(15)
Accrued balance at December 31, 2016	17
Restructuring charges	120
Payments and other adjustments	(18)
Accrued balance at December 31, 2017	119
Restructuring charges	28
Payments and other adjustments	(77)
Accrued balance at December 31, 2018	70
Restructuring charges	66
Payments and other adjustments	(57)
Accrued balance at December 31, 2019	$79

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Incentive Stock Program

The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2019, Abbott granted 4,579,283 stock options, 736,100 restricted stock awards and 6,628,009 restricted stock units under this program.

Under Abbott’s stock incentive programs, the purchase price of shares under option must be at least equal to the fair market value of the common stock on the date of grant, and the maximum term of an option is 10 years. Options generally vest equally over three years. Restricted stock awards generally vest over 3 years, with no more than one-third of the award vesting in any one year upon Abbott reaching a minimum return on equity target. Restricted stock units vest over three years and upon vesting, the recipient receives one share of Abbott stock for each vested restricted stock unit. The aggregate fair market value of options and restricted stock awards and units is recognized as expense over the requisite service period, which may be shorter than the vesting period if an employee is retirement eligible. Forfeitures are estimated at the time of grant. Restricted stock awards and settlement of vested restricted stock units are issued out of treasury shares. Abbott generally issues new shares for exercises of stock options. As a policy, Abbott does not purchase its shares relating to its share-based programs.

In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2019, approximately 127 million shares remained available for future issuance.

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

The following table summarizes stock option activity for the year ended December 31, 2019 and the outstanding stock options as of December 31, 2019.

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
(intrinsic values in millions)	Options	Price	Life (Years)	Value
Outstanding at December 31, 2018	33,074,613	$42.21	6.3	$996
Granted	4,579,283	76.35
Exercised	(7,281,472)	35.51
Lapsed	(494,509)	60.06
Outstanding at December 31, 2019	29,877,915	$48.78	6.2	$1,138
Exercisable at December 31, 2019	20,555,321	$41.26	5.3	$937

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Incentive Stock Program (Continued)

The following table summarizes restricted stock awards and units activity for 2019.

		Weighted
		Average
		Grant-Date
	Share Units	Fair Value
Outstanding at December 31, 2018	15,952,602	$52.11
Granted	7,364,109	76.17
Vested	(7,750,049)	48.52
Forfeited	(1,103,348)	62.28
Outstanding at December 31, 2019	14,463,314	$65.51

The fair market value of restricted stock awards and units vested in 2019, 2018 and 2017 was $588 million, $458 million and $348 million, respectively.

The total intrinsic value of options exercised in 2019, 2018 and 2017 was $315 million, $249 million and $233 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2019 amounted to approximately $419 million, which is expected to be recognized over the next three years.

Total non-cash stock compensation expense charged against income from continuing operations in 2019, 2018 and 2017 for share-based plans totaled approximately $519 million, $477 million and $406 million, respectively, and the tax benefit recognized was approximately $197 million, $185 million and $242 million, respectively.  The decrease in the tax benefit in 2018 primarily relates to the Tax Cuts and Jobs Act (TCJA), which reduces the U.S. federal corporate tax rate from 35% to 21%. Stock compensation cost capitalized as part of inventory is not significant.

The table below summarizes the fair value of an option granted in 2019, 2018 and 2017 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2019	2018	2017
Fair value	$14.50	$10.93	$6.54
Risk-free interest rate	2.5%	2.7%	2.1%
Average life of options (years)	6.0	6.0	6.0
Volatility	19.8%	19.0%	18.0%
Dividend yield	1.7%	1.9%	2.4%

The risk-free interest rate is based on the rates available at the time of the grant for zero-coupon U.S. government issues with a remaining term equal to the option’s expected life. The average life of an option is based on both historical and projected exercise and lapsing data. Expected volatility is based on implied volatilities from traded options on Abbott’s stock and historical volatility of Abbott’s stock over the expected life of the option. Dividend yield is based on the option’s exercise price and annual dividend rate at the time of grant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit

The following is a summary of long-term debt at December 31:

(in millions)	2019	2018
0.00% Notes, due 2020	$1,272	$1,300
2.80% Notes, due 2020	—	500
2.90% Notes, due 2021	—	2,850
2.55% Notes, due 2022	750	750
0.875% Notes, due 2023	1,272	1,303
3.40% Notes, due 2023	1,050	1,050
5-year term loan due 2024	546	—
0.10% Notes, due 2024	658	—
3.875% Notes, due 2025	500	500
2.95% Notes, due 2025	1,000	1,000
1.50% Notes, due 2026	1,272	1,300
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	658	—
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(90)	(102)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	(6)	(141)
Total carrying amount of long-term debt	17,938	19,366
Less: Current portion	1,277	7
Total long-term portion	$16,661	$19,359

On February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. Redemptions under this authorization include the following:

●	$0.947 billion principal amount of its 5.125% Notes due 2019 – redeemed on March 22, 2018
●	$1.055 billion of the $2.850 billion principal amount of its 2.35% Notes due 2019 – redeemed on March 22, 2018
●	$1.300 billion of the $1.795 billion outstanding principal amount of its 2.35% Notes due 2019 – redeemed on June 22, 2018
●	$0.495 billion outstanding principal amount of its 2.35% Notes due 2019 – redeemed on September 28, 2018
●	$0.500 billion outstanding principal amount of its 2.80% Notes due 2020 – redeemed on February 24, 2019

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Debt and Lines of Credit (Continued)

On November 19, 2019, Abbott's wholly owned subsidiary, Ireland Financing DAC, completed an offering of €1.180 billion of long-term debt consisting of €590 million of 0.10% Notes due 2024 and €590 million of 0.375% Notes due 2027. The proceeds equated to approximately $1.3 billion. The Notes are guaranteed by Abbott.

On November 21, 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of its net investment in certain foreign subsidiaries. The term loan bears interest at TIBOR plus a fixed spread, and the interest rate is reset quarterly. The proceeds equated to approximately $550 million.

On December 19, 2019, Abbott redeemed the $2.850 billion principal amount of its 2.9% Notes due 2021. Abbott incurred a charge of $63 million related to the early repayment of this debt.

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

On October 28, 2018, Abbott redeemed approximately $4 billion of debt, which included $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026.  These amounts are in addition to the $5 billion authorization in 2018 discussed above. In conjunction with the redemption, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026. Abbott incurred a net charge of $153 million related to the early repayment of this debt and the unwinding of related interest rate swaps.

On November 30, 2018, Abbott entered into a Five Year Credit Agreement (Revolving Credit Agreement) and terminated the 2014 revolving credit agreement.  There were no outstanding borrowings under the 2014 revolving credit agreement at the time of its termination.  The Revolving Credit Agreement provides Abbott with the ability to borrow up to $5 billion on an unsecured basis. Any borrowings under the Revolving Credit Agreement will mature and be payable on November 30, 2023.  Any borrowings under the Revolving Credit Agreement will bear interest, at Abbott’s option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

In the first quarter of 2017, as part of the acquisition of St. Jude Medical, Abbott’s long-term debt increased due to the assumption of outstanding debt previously issued by St. Jude Medical.  Abbott exchanged certain St. Jude Medical debt obligations with an aggregate principal amount of approximately $2.9 billion for debt issued by Abbott which consists of:

(in millions)	Principal Amount
2.00% Senior Notes due 2018	$473.8
2.80% Senior Notes due 2020	483.7
3.25% Senior Notes due 2023	818.4
3.875% Senior Notes due 2025	490.7
4.75% Senior Notes due 2043	639.1

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

In 2017, Abbott issued 364-day yen-denominated debt, of which $201 million and $199 million was outstanding at December 31, 2019 and 2018, respectively. In 2017, Abbott also paid off a $479 million yen-denominated short-term borrowing during the year.

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

In the fourth quarter of 2017, in conjunction with the acquisition of Alere, Abbott assumed and subsequently repaid $3.0 billion of Alere’s debt.

Principal payments required on long-term debt outstanding at December 31, 2019 are $1.3 billion in 2020, $5 million in 2021, $752 million in 2022, $2.3 billion in 2023, $1.2 billion in 2024 and $12.5 billion in 2025 and thereafter.

At December 31, 2019, Abbott’s long-term debt rating was A- by Standard & Poor’s Corporation and A3 by Moody’s. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023 and support commercial paper borrowing arrangements.  Abbott’s weighted-average interest rate on short-term borrowings was 0.4% at December 31, 2019, 0.4% at December 31, 2018 and 0.3% at December 31, 2017.

Note 12 — Leases

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

Note 12 — Leases (Continued)

As Abbott’s leases typically do not provide an implicit rate, the interest rate used to determine the present value of the payments under each lease typically reflects Abbott’s incremental borrowing rate based on information available at the lease commencement date.  Abbott’s incremental borrowing rates at January 1, 2019 were used for operating leases that commenced prior to January 1, 2019.

The following table provides information related to Abbott’s operating leases:

Year Ended
(in millions)	December 31, 2019
Operating lease cost (a)	$314

Cash paid for amounts included in the measurement of operating lease liabilities	$253

ROU assets arising from entering into new operating lease obligations	$310
(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the year ended December 31, 2019.

The weighted average remaining lease term and discount rate for operating leases as of December 31, 2019 were 8 years and 3.9%, respectively.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2019 were as follows:

(in millions)
2020	$238
2021	197
2022	155
2023	115
2024	80
Thereafter	353
Total future minimum lease payments – undiscounted	1,138
Less: imputed interest	(178)
Present value of lease liabilities	$960

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities as of December 31, 2019:

(in millions)	December 31, 2019	Balance Sheet Caption

Operating Lease - ROU Asset	$934	Deferred income taxes and other assets

Operating Lease Liability:
Current	$205	Other accrued liabilities
Non-current	755	Post-employment obligations and other long-term liabilities
Total Liability	$960

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Leases (Continued)

Leases where Abbott is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the year ended December 31, 2019.

Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet.  The original cost and the net book value of such assets were $2.8 billion and $1.2 billion, respectively, as of December 31, 2019.

Note 13 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $6.8 billion at December 31, 2019, and $5.1 billion at December 31, 2018, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2019 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2019 and 2018, Abbott held gross notional amounts of $9.1 billion and $13.6 billion, respectively, of such foreign currency forward exchange contracts.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries. From the date of the borrowing through December 31, 2019, the value of this long-term debt decreased approximately $4 million to $546 million due to foreign exchange rate changes. The change in the value was recorded in Accumulated other comprehensive income (loss), net of tax. In March 2017, Abbott repaid its $479 million yen-denominated short-term debt which was designated as a hedge of the net investment in a foreign subsidiary. At December 31, 2016, the value of this short-term debt was $454 million and changes in the fair value of the debt up through the date of repayment due to changes in exchange rates were recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at December 31, 2019 and 2018, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

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

Note 13 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

In the second quarter of 2017, Abbott unwound approximately $1.5 billion in interest rate swaps relating to the 2.00% Note due in 2020 and the 2.55% Note due in 2022. The proceeds received were not significant.

The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2019	2018	Balance Sheet Caption	2019	2018	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$48	$—	Deferred income taxes and other assets	$—	$100	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	110	81	Other prepaid expenses and receivables	56	44	Other accrued liabilities
Others not designated as hedges	38	33	Other prepaid expenses and receivables	33	51	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	546	—	Long-term debt
	$196	$114		$635	$195

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in			Income (expense) and
	Other Comprehensive			Gain (loss) Reclassified
	Income (loss)			into Income			Income Statement
(in millions)	2019	2018	2017	2019	2018	2017	Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$9	$73	$(226)	$79	$(114)	$(48)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	4	—	(25)	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	148	(97)	(24)	Interest expense

A gain of $75 million and losses of $100 million and $64 million were recognized in 2019, 2018 and 2017, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The carrying values and fair values of certain financial instruments as of December 31 are shown in the table below. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from nonperformance by these counterparties.

	2019		2018
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$836	$836	$856	$856
Other	47	47	41	41
Total Long-term debt	(17,938)	(20,772)	(19,366)	(19,871)
Foreign Currency Forward Exchange Contracts:
Receivable position	148	148	114	114
(Payable) position	(89)	(89)	(95)	(95)
Interest Rate Hedge Contracts:
Receivable position	48	48	—	—
(Payable) position	—	—	(100)	(100)

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant Other	Significant
	Outstanding	Prices in	Observable	Unobservable
(in millions)	Balances	Active Markets	Inputs	Inputs
December 31, 2019:
Equity securities	$357	$357	$—	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$553	$357	$196	$—
Fair value of hedged long-term debt	$2,890	$—	$2,890	$—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,047	$—	$2,979	$68
December 31, 2018:
Equity securities	$320	$320	$—	$—
Foreign currency forward exchange contracts	114	—	114	—
Total Assets	$434	$320	$114	$—
Fair value of hedged long-term debt	$2,743	$—	$2,743	$—
Interest rate swap derivative financial instruments	100	—	100	—
Foreign currency forward exchange contracts	95	—	95	—
Contingent consideration related to business combinations	71	—	—	71
Total Liabilities	$3,009	$—	$2,938	$71

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 13 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

Contingent consideration relates to businesses acquired by Abbott. The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales.  Excluding such contingent consideration, the maximum amount estimated to be due is approximately $470 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $95 million to $130 million. The recorded accrual balance at December 31, 2019 for these proceedings and exposures was approximately $110 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

	Defined Benefit		Medical and
	Plans		Dental Plans
(in millions)	2019	2018	2019	2018
Projected benefit obligations, January 1	$9,093	$9,953	$1,292	$1,393
Service cost — benefits earned during the year	250	293	23	26
Interest cost on projected benefit obligations	337	308	52	48
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	1,856	(1,044)	228	(106)
Benefits paid	(302)	(295)	(76)	(68)
Other, including foreign currency translation	4	(122)	37	(1)
Projected benefit obligations, December 31	$11,238	$9,093	$1,556	$1,292
Plan assets at fair value, January 1	$8,553	$9,298	$351	$419
Actual return (loss) on plans’ assets	1,622	(450)	65	(20)
Company contributions	382	114	12	12
Benefits paid	(302)	(295)	(68)	(60)
Other, including foreign currency translation	22	(114)	—	—
Plan assets at fair value, December 31	$10,277	$8,553	$360	$351
Projected benefit obligations greater than plan assets, December 31	$(961)	$(540)	$(1,196)	$(941)
Long-term assets	$687	$583	$—	$—
Short-term liabilities	(26)	(23)	(1)	(1)
Long-term liabilities	(1,622)	(1,100)	(1,195)	(940)
Net liability	$(961)	$(540)	$(1,196)	$(941)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$4,131	$3,326	$529	$361
Prior service cost (credits)	(2)	(2)	(95)	(163)
Total	$4,129	$3,324	$434	$198

The projected benefit obligations for non-U.S. defined benefit plans was $3.3 billion and $2.7 billion at December 31, 2019 and 2018, respectively. The accumulated benefit obligations for all defined benefit plans were $10.2 billion and $8.3 billion at December 31, 2019 and 2018, respectively.

For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2019 and 2018, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2019	2018
Accumulated benefit obligation	$1,985	$1,265
Projected benefit obligation	2,266	1,362
Fair value of plan assets	821	375

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Post-Employment Benefits (Continued)

The components of the net periodic benefit cost were as follows:

				Medical and
	Defined Benefit Plans			Dental Plans
(in millions)	2019	2018	2017	2019	2018	2017
Service cost — benefits earned during the year	$250	$293	$283	$23	$26	$25
Interest cost on projected benefit obligations	337	308	287	52	48	45
Expected return on plans’ assets	(710)	(680)	(613)	(27)	(33)	(33)
Amortization of actuarial losses	132	205	163	22	33	23
Amortization of prior service cost (credits)	1	1	1	(32)	(45)	(45)
Total net cost	$10	$127	$121	$38	$29	$15

In 2017, Abbott recognized a $10 million curtailment gain related to the sale of AMO.

Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table.  Other comprehensive income (loss) for each respective year also includes: net actuarial losses of $944 million for defined benefit plans and a loss of $190 million for medical and dental plans in 2019; net actuarial losses of $86 million for defined benefit plans and a gain of $53 million for medical and dental plans in 2018; net actuarial losses of $247 million for defined benefit plans and $97 million for medical and dental plans in 2017.   The change in net actuarial losses in 2019 primarily relates to lower discount rates at December 31, 2019 compared to December 31, 2018, partially offset by the impact of actual 2019 asset returns in excess of expected returns.

The pretax amount of actuarial losses and prior service cost (credits) included in Accumulated other comprehensive income (loss) at December 31, 2019 that is expected to be recognized in the net periodic benefit cost in 2020 is $253 million and $1 million of expense, respectively, for defined benefit pension plans and $32 million of expense and $28 million of income, respectively, for medical and dental plans.

The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2019	2018	2017
Discount rate	3.0%	4.0%	3.4%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.4%

The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2019	2018	2017
Discount rate	4.0%	3.4%	3.9%
Expected return on plan assets	7.5%	7.7%	7.6%
Expected aggregate average long-term change in compensation	4.3%	4.4%	4.3%

The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2019	2018	2017
Health care cost trend rate assumed for the next year	9%	9%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2025	2025	2027

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Post-Employment Benefits (Continued)

The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits. The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are forward projections of health care costs as of the measurement date. A one-percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the accumulated post-employment benefit obligations as of December 31, 2019, by $221 million /$(179) million, and the total of the service and interest cost components of net post-employment health care cost for the year then ended by approximately $12 million/$(9) million.

The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable	Measured at
(in millions)	Balances	Markets	Inputs	Inputs	NAV (k)
December 31, 2019:
Equities:
U.S. large cap (a)	$2,873	$1,647	$—	$—	$1,226
U.S. mid and small cap (b)	648	548	4	2	94
International (c)	2,202	464	—	—	1,738
Fixed income securities:
U.S. government securities (d)	562	52	357	—	153
Corporate debt instruments (e)	1,266	362	724	—	180
Non-U.S. government securities (f)	445	3	2	—	440
Other (g)	320	69	27	—	224
Absolute return funds (h)	1,557	424	—	—	1,133
Commodities (i)	32	—	—	1	31
Cash and Cash Equivalents	182	84	—	—	98
Other (j)	550	8	—	—	542
	$10,637	$3,661	$1,114	$3	$5,859
December 31, 2018:
Equities:
U.S. large cap (a)	$2,168	$1,319	$5	$—	$844
U.S. mid and small cap (b)	515	226	—	—	289
International (c)	1,671	370	—	—	1,301
Fixed income securities:
U.S. government securities (d)	476	51	269	—	156
Corporate debt instruments (e)	1,150	269	701	—	180
Non-U.S. government securities (f)	405	5	—	—	400
Other (g)	199	15	55	—	129
Absolute return funds (h)	1,684	448	—	—	1,236
Commodities (i)	59	—	—	4	55
Cash and Cash Equivalents	192	123	—	—	69
Other (j)	385	11	—	—	374
	$8,904	$2,837	$1,030	$4	$5,033
(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid and small cap indices.
(c)	A mix of index funds and actively managed pooled investment funds that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)	A mix of index funds and actively managed accounts that are benchmarked to various U.S. government bond indices.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Post Employment Benefits (Continued)

(e)	A mix of index funds and actively managed accounts that are benchmarked to various corporate bond indices.
(f)	Primarily United Kingdom, Japan and Eurozone government bonds.
(g)	Primarily asset backed securities and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor.
(h)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed upon benchmark with specific return and volatility targets.
(i)	Primarily investments in private energy funds.
(j)	Primarily investments in private funds, such as private equity, private credit and private real estate.
(k)	In accordance with ASU 2015-07, investments measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per month, with a required 7 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2019 and 2018. Fixed income securities in a common collective trust or a registered investment company that are valued using significant other observable inputs are valued at the NAV provided by the fund administrator.  For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

Absolute return funds and commodities are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2019 and 2018. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 90 days. For approximately $235 million and $100 million of the absolute return funds, redemptions are subject to a 33 percent gate and a 25 percent gate, respectively, and $45 million is subject to a lock until 2022.  For commodities, investments in the private energy funds cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2020 to 2022. Abbott’s unfunded commitments in these funds as of December 31, 2019 and 2018 were not significant. Investments in the private funds (excluding private energy funds) cannot be redeemed but the funds will make distributions through liquidation. The estimate of the liquidation period for each fund ranges from 2020 to 2029. Abbott’s unfunded commitment in these funds was $571 million and $518 million as of December 31, 2019 and 2018, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Post-Employment Benefits (Continued)

The investment mix of equity securities, fixed income and other asset allocation strategies is based upon achieving a desired return, as well as balancing higher return, more volatile equity securities with lower return, less volatile fixed income securities. Investment allocations are made across a range of markets, industry sectors, capitalization sizes, and in the case of fixed income securities, maturities and credit quality. The plans do not directly hold any securities of Abbott. There are no known significant concentrations of risk in the plans’ assets. Abbott’s medical and dental plans’ assets are invested in a similar mix as the pension plan assets. The actual asset allocation percentages at year end are consistent with the company’s targeted asset allocation percentages.

The plans’ expected return on assets, as shown above is based on management’s expectations of long-term average rates of return to be achieved by the underlying investment portfolios. In establishing this assumption, management considers historical and expected returns for the asset classes in which the plans are invested, as well as current economic and capital market conditions.

Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $382 million in 2019 and $114 million in 2018 to defined pension plans. Abbott expects to contribute approximately $387 million to its pension plans in 2020.

Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

	Defined	Medical and
(in millions)	Benefit Plans	Dental Plans
2020	$315	$76
2021	325	78
2022	342	79
2023	360	80
2024	382	82
2025 to 2029	2,219	421

The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $158 million in 2019, $146 million in 2018 and $79 million in 2017. The 2018 contributions include amounts related to participants of the St. Jude Medical Retirement Plan which was terminated in January 2018.

Note 16 — Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

The Tax Cuts and Jobs Act (TCJA) was enacted in the U.S. on December 22, 2017.  The TCJA reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2018, Abbott completed its accounting for all of the enactment date income tax effects of the TCJA.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Taxes on Earnings from Continuing Operations (Continued)

In the fourth quarter of 2017, Abbott recorded an estimate of net tax expense of $1.46 billion for the impact of the TCJA, which was included in Taxes on Earnings from Continuing Operations in the Consolidated Statement of Earnings. The estimate was provisional and included a charge of approximately $2.89 billion for the transition tax, partially offset by a net benefit of approximately $1.42 billion for the remeasurement of deferred tax assets and liabilities, and a net benefit of approximately $10 million related to certain other impacts of the TCJA.  In 2018, Abbott recorded $130 million of additional tax expense which increased the final tax expense related to the TCJA to $1.59 billion. The $130 million of additional tax expense reflects a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities. In 2019, taxes on earnings from continuing operations include an $86 million reduction to the transition tax.  The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.  This adjustment decreased the cumulative net tax expense related to the TCJA to $1.50 billion.

The one-time transition tax is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes.  The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets.  As of December 31, 2019, the remaining balance of Abbott’s transition tax obligation is approximately $1.33 billion, which will be paid over the next seven years as allowed by the TCJA.

In 2019, taxes on earnings from continuing operations included $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India. In 2018, taxes on earnings from continuing operations included $98 million of net tax expense related to the settlement of Abbott’s 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group’s 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries.  In 2017, taxes on earnings from continuing operations include $435 million of tax expense related to the gain on the sale of the AMO business.

Undistributed foreign earnings remain indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.  In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015 and the former St. Jude Medical consolidated group which are settled through 2013.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.  Reserves for interest and penalties are not significant.

Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2019	2018	2017
Earnings From Continuing Operations Before Taxes:
Domestic	$889	$(430)	$308
Foreign	3,188	3,303	1,923
Total	$4,077	$2,873	$2,231

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Taxes on Earnings from Continuing Operations (Continued)

(in millions)	2019	2018	2017
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$291	$(812)	$2,260
Foreign	590	606	508
Total current	881	(206)	2,768
Deferred:
Domestic	(305)	832	(679)
Foreign	(186)	(87)	(211)
Total deferred	(491)	745	(890)
Total	$390	$539	$1,878

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2019	2018	2017
Statutory tax rate on earnings from continuing operations	21.0%	21.0%	35.0%
Impact of foreign operations	(5.0)	(5.4)	(16.3)
Impact of TCJA and other related items	(2.1)	6.3	65.5
Foreign-derived intangible income benefit	(2.0)	(1.9)	—
Domestic impairment loss	—	(2.1)	—
Excess tax benefits related to stock compensation	(2.5)	(3.1)	(5.4)
Research tax credit	(1.2)	(1.8)	(1.9)
Resolution of certain tax positions pertaining to prior years	—	3.4	—
State taxes, net of federal benefit	0.8	0.4	0.5
Federal tax cost on sale of Mylan N.V. shares	—	—	3.4
All other, net	0.6	2.0	3.4
Effective tax rate on earnings from continuing operations	9.6%	18.8%	84.2%

Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, and Singapore.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Taxes on Earnings from Continuing Operations (Continued)

The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2019	2018
Deferred tax assets:
Compensation and employee benefits	$982	$829
Other, primarily reserves not currently deductible, and NOL’s and credit carryforwards	2,227	2,546
Trade receivable reserves	190	196
Inventory reserves	110	97
Lease liabilities	209	—
Deferred intercompany profit	259	203
Total deferred tax assets before valuation allowance	3,977	3,871
Valuation allowance	(978)	(1,363)
Total deferred tax assets	2,999	2,508
Deferred tax liabilities:
Depreciation	(219)	(226)
Right of Use lease assets	(209)	—
Other, primarily the excess of book basis over tax basis of intangible assets	(3,107)	(3,557)
Total deferred tax liabilities	(3,535)	(3,783)
Total net deferred tax assets (liabilities)	$(536)	$(1,275)

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

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2019	2018
January 1	$1,120	$1,440
Decrease in tax positions due to acquisitions	—	(13)
Increase due to current year tax positions	137	164
Increase due to prior year tax positions	75	235
Decrease due to prior year tax positions	(117)	(611)
Settlements	(32)	(91)
Lapse of statute	(8)	(4)
December 31	$1,175	$1,120

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.07 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $220 million to $510 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Segment and Geographic Area Information

Abbott’s principal business is the discovery, development, manufacture and sale of a broad line of health care products.  Abbott’s products are generally sold directly to retailers, wholesalers, hospitals, health care facilities, laboratories, physicians’ offices and government agencies throughout the world.

Beginning in the fourth quarter of 2019, the results of the Diabetes Care business, which had previously been included in Other, were aggregated with the results of the businesses in the Cardiovascular and Neuromodulation segment to comprise the Medical Devices reportable segment.  Historic periods have been adjusted to reflect this change.

On October 3, 2017, Abbott completed the acquisition of Alere.  Beginning with the fourth quarter of 2017, Abbott’s Diagnostic Products reportable segment includes the results of Alere from the date of acquisition.

Abbott’s reportable segments are as follows:

Established Pharmaceutical Products—International sales of a broad line of branded generic pharmaceutical products.

Nutritional Products—Worldwide sales of a broad line of adult and pediatric nutritional products.

Diagnostic Products—Worldwide sales of diagnostic systems and tests for blood banks, hospitals, commercial laboratories and alternate-care testing sites.  For segment reporting purposes, the Core Laboratories Diagnostics, Rapid Diagnostics, Molecular Diagnostics and Point of Care divisions are aggregated and reported as the Diagnostic Products segment.  Rapid Diagnostics is the business acquired from Alere.

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation and diabetes care products.  For segment reporting purposes, the Cardiac Arrhythmias & Heart Failure, Vascular, Neuromodulation, Structural Heart and Diabetes Care divisions are aggregated and reported as the Medical Devices segment.

Non-reportable segments include AMO through the date of its sale in February 2017.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2019	2018	2017	2019	2018	2017
Established Pharmaceutical Products	$4,486	$4,422	$4,287	$904	$894	$848
Nutritional Products	7,409	7,229	6,925	1,705	1,652	1,589
Diagnostic Products	7,713	7,495	5,616	1,912	1,868	1,468
Medical Devices	12,239	11,370	10,325	3,769	3,500	3,011
Total Reportable Segments	31,847	30,516	27,153	$8,290	$7,914	$6,916
Other	57	62	237
Total	$31,904	$30,578	$27,390
(a)	Net sales were unfavorably affected by the relatively stronger U.S. dollar in 2019 and 2018. Operating earnings were unfavorably affected by the impact of foreign exchange in 2019, 2018 and 2017.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Segment and Geographic Area Information (Continued)

(in millions)	2019	2018	2017
Total Reportable Segment Operating Earnings	$8,290	$7,914	$6,916
Corporate functions and benefit plan costs	(468)	(618)	(506)
Net interest expense	(576)	(721)	(780)
Loss on extinguishment of debt	(63)	(167)	—
Share-based compensation	(519)	(477)	(406)
Amortization of intangible assets	(1,936)	(2,178)	(1,975)
Other, net (b)	(651)	(880)	(1,018)
Earnings from Continuing Operations Before Taxes	$4,077	$2,873	$2,231
(b)	Other, net includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges in 2019. Other, net includes inventory step-up amortization, integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges in 2018. In 2017, Other, net includes inventory step-up amortization, integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges, partially offset by the gain on the sale of the AMO business. Charges for restructuring actions and other cost reduction initiatives were approximately $215 million in 2019, $153 million in 2018 and $384 million in 2017.

				Additions to
				Property, Plant
	Depreciation			and Equipment (c)			Total Assets
(in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Established Pharmaceuticals	$98	$92	$90	$109	$131	$181	$2,858	$2,664	$2,728
Nutritionals	139	150	164	141	86	147	3,274	3,071	3,160
Diagnostics	403	397	300	726	609	374	5,235	4,464	4,226
Medical Devices	266	294	338	532	408	276	6,640	5,886	5,799
Total Reportable Segments	906	933	892	1,508	1,234	978	$18,007	$16,085	$15,913
Other	172	167	154	160	160	157
Total	$1,078	$1,100	$1,046	$1,668	$1,394	$1,135
(c)	Amounts exclude property, plant and equipment acquired through business acquisitions.

(in millions)	2019	2018	2017
Total Reportable Segment Assets	$18,007	$16,085	$15,913
Cash and investments	5,023	4,983	10,493
Goodwill and intangible assets	40,220	42,196	45,493
All other	4,637	3,909	4,351
Total Assets	$67,887	$67,173	$76,250

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 17 — Segment and Geographic Area Information (Continued)

	Net Sales to External
	Customers (d)
(in millions)	2019	2018	2017
United States	$11,398	$10,839	$9,673
China	2,346	2,311	2,146
Germany	1,751	1,619	1,366
Japan	1,435	1,326	1,255
India	1,397	1,333	1,237
Switzerland	1,068	1,005	841
The Netherlands	975	930	929
All Other Countries	11,534	11,215	9,943
Consolidated	$31,904	$30,578	$27,390

(d)Sales by country are based on the country that sold the product.

Long-lived assets on a geographic basis primarily include property, plant and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2019 and 2018, long-lived assets totaled $10.2 billion and $8.7 billion, respectively, and in the United States such assets totaled $5.1 billion and $4.3 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 18 — Quarterly Results (Unaudited)

(in millions except per share data)	2019	2018
First Quarter
Continuing Operations:
Net Sales	$7,535	$7,390
Gross Profit	3,889	3,739
Earnings from Continuing Operations	672	409
Basic Earnings per Common Share	0.38	0.23
Diluted Earnings per Common Share	0.38	0.23
Net Earnings	672	418
Basic Earnings Per Common Share (a)	0.38	0.24
Diluted Earnings Per Common Share (a)	0.38	0.23
Second Quarter
Continuing Operations:
Net Sales	$7,979	$7,767
Gross Profit	4,217	3,923
Earnings from Continuing Operations	1,006	718
Basic Earnings per Common Share	0.57	0.41
Diluted Earnings per Common Share	0.56	0.40
Net Earnings	1,006	733
Basic Earnings Per Common Share (a)	0.57	0.42
Diluted Earnings Per Common Share (a)	0.56	0.41
Third Quarter
Continuing Operations:
Net Sales	$8,076	$7,656
Gross Profit	4,234	3,946
Earnings from Continuing Operations	960	552
Basic Earnings per Common Share	0.54	0.31
Diluted Earnings per Common Share	0.53	0.31
Net Earnings	960	563
Basic Earnings Per Common Share (a)	0.54	0.32
Diluted Earnings Per Common Share (a)	0.53	0.32
Fourth Quarter
Continuing Operations:
Net Sales	$8,314	$7,765
Gross Profit	4,397	4,086
Earnings from Continuing Operations	1,049	655
Basic Earnings per Common Share	0.59	0.37
Diluted Earnings per Common Share	0.59	0.37
Net Earnings	1,049	654
Basic Earnings Per Common Share (a)	0.59	0.37
Diluted Earnings Per Common Share (a)	0.59	0.37
(a)	The sum of the four quarters of earnings per share for 2019 and 2018 may not add to the full year earnings per share amount due to rounding and/or the use of quarter-to-date weighted average shares to calculate the earnings per share amount in each respective quarter.

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

Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2019, the company’s internal control over financial reporting was effective based on those criteria.

Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 90.

Miles D. White

Chairman of the Board and Chief Executive Officer

Brian B. Yoor

Executive Vice President, Finance and Chief Financial Officer

Robert E. Funck, Jr.

Senior Vice President, Finance and Controller

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of acquired in-process research & development intangible assets
Description of the Matter

As described in Note 8 to the consolidated financial statements, acquired in-process research & development (“IPR&D”) intangible assets were approximately $1.3 billion at December 31, 2019.  IPR&D intangible assets are assessed for impairment annually, or more frequently if impairment indicators suggest the fair value of the IPR&D intangible asset may be below its carrying value. Auditing the fair value estimate of IPR&D intangible assets is complex because the estimate involves making assumptions about the timing and amount of forecasted future net cash flows of the related IPR&D projects, as well as the risk associated with the forecasted future net cash flows. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s IPR&D intangible asset impairment assessment, as well as its process for identification of events that indicate an IPR&D intangible asset may be impaired. This included controls over management's review of the valuation model and the significant assumptions (e.g., discount rate, projected research and development (“R&D”) costs, probability of technical success, projected revenues and product profitability) used to develop the prospective financial information (PFI).

To test the fair value of the Company’s IPR&D intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach, testing the significant assumptions described above used to develop the prospective financial information and testing the completeness and accuracy of the underlying data. For example, we compared certain significant assumptions to current industry, market and economic trends, historical results of the Company's business and other guideline companies within the same industry and to other relevant factors. We performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value of the IPR&D assets resulting from changes in the assumptions. We also involved our valuation specialists to assist in testing certain significant assumptions in the fair value estimate. In addition, to evaluate the probability of technical success, we considered the phase of development of the IPR&D project and the Company's history of obtaining regulatory approvals.

Income taxes – Unrecognized tax benefits
Description of the Matter

As described in Note 16 to the consolidated financial statements, unrecognized tax benefits were approximately $1.2 billion at December 31, 2019. Unrecognized tax benefits are assessed by management quarterly for identification and measurement, or more frequently if there are any indicators suggesting change in unrecognized tax benefits. Assessing tax positions involves judgement including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgements and assumptions can significantly affect unrecognized tax benefits.

How We Addressed the Matter in our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and measurement of unrecognized tax benefits, as well as its process for the assessment of events that may indicate a change in unrecognized tax benefits is warranted.  For example, we tested controls over management’s review of the completeness of identified unrecognized tax benefits, as well as controls over management’s review of significant assumptions used within the measurement of unrecognized tax benefits.

With the support of our tax professionals and valuation specialists, among other audit procedures performed, we evaluated the reasonableness of management’s judgement with respect to the interpretation of tax laws of multiple jurisdictions by reading and evaluating management’s documentation, including relevant accounting policies, and by considering how tax law, including statutes, regulations and case law, affected management’s judgments. We tested the completeness of management’s assessment of the identification of unrecognized tax benefits and possible outcomes related to it including evaluation of technical merits of the unrecognized tax benefits. We also tested appropriateness and consistency of management’s methods and significant assumptions associated with the measurement of unrecognized tax benefits, including assessing the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting

We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 21, 2020

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures.  The Chief Executive Officer, Miles D. White, and the Chief Financial Officer, Brian B. Yoor, evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Commission under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting.  Management’s report on Abbott’s internal control over financial reporting is included on page 86 hereof. The report of Abbott’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 90 hereof.

Changes in internal control over financial reporting.  During the quarter ended December 31, 2019, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Nominees for Election as Directors,” “Committees of the Board of Directors,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2020 Abbott Laboratories Proxy Statement. The 2020 Proxy Statement will be filed on or about March 13, 2020. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 15 through 18 hereof.

Abbott has adopted a code of ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer and controller. That code is part of Abbott’s code of business conduct which is available free of charge through Abbott’s investor relations website (www.abbottinvestor.com). Abbott intends to include on its website any amendment to, or waiver from, a provision of its code of ethics that applies to Abbott’s principal executive officer, principal financial officer, and principal accounting officer and controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2020 Proxy Statement under the headings “2019 Director Compensation” and “Executive Compensation” is incorporated herein by reference. The 2020 Proxy Statement will be filed on or about March 13, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.

The following table presents information as of December 31, 2019 about our compensation plans under which Abbott common shares have been authorized for issuance.

(c)
Number of
	(a)		securities remaining
	Number of		available for
	securities to be	(b)	future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders (1)	28,604,689	$49.59	139,875,984
Equity compensation plans not approved by security holders	0	—	0
Total (1)(2)	28,604,689	$49.59	139,875,984

(1)	(i)

Abbott Laboratories 2009 Incentive Stock Program.  Benefits under the Abbott Laboratories 2009 Incentive Stock Program (the “2009 Program”) include non-qualified stock options, restricted stock, restricted stock units, performance awards, other share-based awards (including stock appreciation rights, dividend equivalents and recognition awards), awards to non-employee directors, and foreign benefits. The shares that remain available for issuance under the 2009 Program may be issued in connection with any one of these benefits and may be either authorized but unissued shares or treasury shares (except that restricted stock awards are satisfied from treasury shares).

If there is a lapse, expiration, termination, forfeiture or cancellation of any benefit granted under the 2009 Program without the issuance of shares or payment of cash thereunder, the shares subject to or reserved for that benefit, or so reacquired, may again be used for new stock options, rights, or awards of any type authorized under the Abbott Laboratories 2017 Incentive Stock Program (the “2017 Program”). If shares are issued under any benefit under the 2009 Program and thereafter are reacquired by Abbott pursuant to rights reserved upon their issuance, or pursuant to the payment of the purchase price of shares under stock options by delivery of other common shares of Abbott, the shares subject to or reserved for that benefit, or so reacquired, may not again be used for new stock options, rights, or awards of any type authorized under the 2009 Program.

In April 2017, the 2009 Program was replaced by the 2017 Program. No further awards will be granted under the 2009 Program.

(ii)

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

(iii)

Abbott Laboratories Employee Stock Purchase Plan for Non-U.S. Employees.  Eligible employees of participating non-U.S. affiliates of Abbott may participate in this plan. An eligible employee may authorize payroll deductions at the rate of 1% to 10% of eligible compensation (in multiples of one percent) subject to a limit of US $12,500 during any purchase cycle.

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2019, an aggregate of 12,650,941 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.

In April 2017, the 2009 Employee Stock Purchase Plan for Non-U.S. Employees was amended and restated as the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees.

(2)

Not included in the table: St. Jude Medical, Inc. Plans.  In 2017, in connection with the acquisition of St. Jude Medical, Inc., options outstanding under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as Amended and Restated (2014) were assumed by Abbott and converted into Abbott options of substantially equivalent value. As of December 31, 2019, 1,273,226 options remained outstanding under these plans. These options have a weighted average purchase price of $30.42. No further awards will be granted under these plans.

For additional information concerning the Abbott Laboratories 2009 Incentive Stock Program, the Abbott Laboratories 2017 Incentive Stock Program, and the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 10 entitled “Incentive Stock Program” of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(b)    Information Concerning Security Ownership.  Incorporated herein by reference is the material under the heading “Security Ownership of Executive Officers and Directors” and “Information Concerning Security Ownership” in the 2020 Proxy Statement. The 2020 Proxy Statement will be filed on or about March 13, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2020 Proxy Statement under the headings “The Board of Directors,” “Committees of the Board of Directors,” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2020 Proxy Statement will be filed on or about March 13, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2020 Proxy Statement under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference. The 2020 Proxy Statement will be filed on or about March 13, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this Form 10-K.

(1)    Financial Statements:  See Item 8, “Financial Statements and Supplementary Data,” on page 43 hereof, for a list of financial statements.

(2)    Financial Statement Schedules:  The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	107
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	108
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X

(3)    Exhibits Required by Item 601 of Regulation S-K:  The information called for by this paragraph is set forth in Item 15(b) below.

(b)    Exhibits filed.

10-K Exhibit Table Item No.

2.1	*	Agreement and Plan of Merger dated as of January 30, 2016, among Alere Inc. and Abbott Laboratories, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated January 30, 2016.

2.2	*

Amendment to Agreement and Plan of Merger, dated as of April 13, 2017, among Alere Inc., Abbott Laboratories and Angel Sub, Inc., filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 14, 2017.

2.3	*

Agreement and Plan of Merger, dated as of April 27, 2016, by and among Abbott Laboratories, St. Jude Medical, Inc., Vault Merger Sub, Inc. and Vault Merger Sub, LLC, filed as Exhibit 2.1 to the Abbott Laboratories Current Report on Form 8-K dated April 27, 2016.

2.4	*

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

3.1	*	Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.2	*	By-Laws of Abbott Laboratories, as amended and restated effective November 12, 2019, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated November 13, 2019.

10-K Exhibit Table Item No.
4.1	*

Indenture dated as of February 9, 2001, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association, successor to Bank One Trust Company, N.A.) (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Registration Statement on Form S-3 dated February 12, 2001.

4.2	*

Supplemental Indenture dated as of February 27, 2006, between Abbott Laboratories and The Bank of New York Mellon Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association), filed as Exhibit 4.2 to the Abbott Laboratories Registration Statement on Form S-3 dated February 28, 2006.

4.3	*	Form of $1,000,000,000 6.150% Note due 2037, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.4	*

Actions of the Authorized Officers with respect to Abbott’s 5.150% Notes due 2012, 5.600% Notes due 2017 and 6.150% Notes due 2037, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated November 6, 2007.

4.5	*	Form of $1,000,000,000 6.000% Note due 2039, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.6	*

Actions of the Authorized Officers with respect to Abbott’s 5.125% Note due 2019 and 6.000% Note due 2039, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated February 26, 2009.

4.7	*	Form of 2040 Note, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

4.8	*	Actions of the Authorized Officers with respect to Abbott’s 2.70% Notes, 4.125% Notes and 5.30% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated May 27, 2010.

4.9	*

Indenture, dated as of March 10, 2015, between Abbott Laboratories and U.S. Bank National Association (including form of Security), filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.10	*	Form of 2.550% Note due 2022, filed as Exhibit 99.5 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.11	*	Form of 2.950% Note due 2025, filed as Exhibit 99.6 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.12	*

Actions of the Authorized Officers with respect to Abbott’s 2.000% Notes, 2.550% Notes and 2.950% Notes, filed as Exhibit 99.3 to the Abbott Laboratories Current Report on Form 8-K dated March 5, 2015.

4.13	*	Form of 3.400% Notes due 2023, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.14	*	Form of 3.750% Notes due 2026, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.15	*	Form of 4.750% Notes due 2036, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

10-K Exhibit Table Item No.
4.16	*	Form of 4.900% Notes due 2046, filed as Exhibit 4.7 to the Abbott Laboratories Current Report on Form 8-K dated November 22, 2016.

4.17	*

Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.350% Notes due 2019, 2.900% Notes due 2021, 3.400% Notes due 2023, 3.750% Notes due 2026, 4.750% Notes due 2036 and 4.900% Notes due 2046 (including forms of notes), filed as Exhibit 4.22 to the Abbott Laboratories 2016 Annual Report on Form 10-K.

4.18	*	Form of 3.875% Notes due 2025, filed as Exhibit 4.5 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.19	*	Form of 4.75% Notes due 2043, filed as Exhibit 4.6 to the Abbott Laboratories Current Report on Form 8-K dated March 22, 2017.

4.20	*

Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 2.000% Notes due 2018, 2.800% Notes due 2020, 3.25% Notes due 2023, 3.875% Notes due 2025, and 4.75% Notes due 2043 (including form of notes), filed as Exhibit 4.7 to the Abbott Laboratories Quarterly Report on Form 10-Q for the period ended March 31, 2017.

4.21	†

Indenture, dated as of July 28, 2009, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated July 28, 2009.

4.22	†

Fourth Supplemental Indenture, dated as of April 2, 2013, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, relating to St. Jude Medical, LLC’s 3.25% Senior Notes due 2023 and 4.75% Senior Notes due 2043 (including forms of notes), filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated April 2, 2013.

4.23	†

Fifth Supplemental Indenture, dated as of September 23, 2015, between St. Jude Medical, LLC (successor to St. Jude Medical, Inc.) and U.S. Bank National Association, as trustee, relating to St. Jude Medical, LLC’s 2.000% Senior Notes due 2018, 2.800% Senior Notes due 2020 and 3.875% Senior Notes due 2025, filed as Exhibit 4.1 to the St. Jude Medical, Inc. Current Report on Form 8-K dated September 23, 2015.

4.24	†

Sixth Supplemental Indenture, dated as of January 4, 2017, among St. Jude Medical, Inc., St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the St. Jude Medical, LLC Current Report on Form 8-K dated January 4, 2017.

4.25	*

Form of Seventh Supplemental Indenture between St. Jude Medical, LLC and U.S. Bank National Association, as trustee, filed as Exhibit 4.3 to the Abbott Laboratories Registration Statement on Form S-4 dated February 21, 2017.

4.26	*

Indenture dated September 27, 2018, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor and U.S. Bank National Association, as trustee, filed as Exhibit 4.1 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018.

4.27	*

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

10-K Exhibit Table Item No.
4.28	*

Second Supplemental Indenture dated November 19, 2019, among Abbott Ireland Financing DAC, as issuer, Abbott Laboratories, as guarantor, U.S. Bank National Association, as trustee, and Elavon Financial Services DAC, as paying agent, transfer agent and registrar, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019.

4.29	*	Form of 0.000% Note due 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.30	*	Form of 0.875% Note due 2023 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.31	*	Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.32	*	Form of 0.100% Note due 2024 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

4.33	*	Form of 0.375% Note due 2027 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.

4.34		Description of Registrant's Securities.

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2	*	Abbott Laboratories Deferred Compensation Plan, as amended, filed as Exhibit 10.2 to the 2017 Abbott Laboratories Annual Report on Form 10-K.**

10.3	*	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5	*	1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.6	*	1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.9	*

Abbott Laboratories 2017 Incentive Stock Program (incorporated by reference to Exhibit B of Abbott’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2017).**

10.10	*	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**

10.11	*

Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**

10.12	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.13	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.14	*	Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.15	*	Form of Restricted Stock Unit Agreement (ratably vested), filed as Exhibit 10.37 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.16	*	Form of Restricted Stock Unit Agreement for foreign employees (ratably vested), filed as Exhibit 10.38 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.17	*	Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based), filed as Exhibit 10.39 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.18	*	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based), filed as Exhibit 10.40 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.19	*	Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based), filed as Exhibit 10.41 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.20	*	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based), filed as Exhibit 10.42 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.21	*	Form of Restricted Stock Unit Agreement (cliff vested), filed as Exhibit 10.43 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.22	*	Form of Restricted Stock Unit Agreement for executive officers (cliff vested), filed as Exhibit 10.44 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.23	*	Form of Restricted Stock Unit Agreement for foreign employees (cliff vested), filed as Exhibit 10.45 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.24	*	Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested), filed as Exhibit 10.46 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.
10.25	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.26	*	Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.27	*	Form of Restricted Stock Unit Agreement for Participants in France, filed as Exhibit 10.49 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.28	*	Form of Restricted Stock Agreement (ratably vested), filed as Exhibit 10.50 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.29	*	Form of Restricted Stock Agreement for executive officers (ratably vested), filed as Exhibit 10.51 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.30	*	Form of Performance Restricted Stock Agreement (annual performance based), filed as Exhibit 10.52 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.31	*	Form of Performance Restricted Stock Agreement for executive officers (annual performance based), filed as Exhibit 10.53 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.32	*	Form of Performance Restricted Stock Agreement (interim performance based), filed as Exhibit 10.54 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.33	*	Form of Performance Restricted Stock Agreement for executive officers (interim performance based), filed as Exhibit 10.55 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.34	*	Form of Restricted Stock Agreement (cliff vested), filed as Exhibit 10.56 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.35	*	Form of Restricted Stock Agreement for executive officers (cliff vested), filed as Exhibit 10.57 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.36	*	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.37	*	Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.38	*	Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.39	*	Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.40	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.64 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.41	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors, filed as Exhibit 10.65 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.

10.42	*

Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.43	*

Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.44	*

Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.45	*

Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.46	*

Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.47	*

Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.48	*

Form of Restricted Stock Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.49	*

Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.50	*

Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.51	*

Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.52	*

Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.53	*

Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.
10.54	*

Form of Restricted Stock Unit Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.14 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.55	*

Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.15 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.56	*

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.16 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.57	*

Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.17 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.58	*

Form of Restricted Stock Agreement for executive officers (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.18 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.59	*

Form of Restricted Stock Agreement for executive officers (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.19 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.60	*

Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.20 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.61	*

Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.21 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.62	*

Form of Non-Qualified Stock Option Agreement for executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.22 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.63	*

Form of Non-Qualified Stock Option Agreement for foreign executive officers under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.23 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.64	*

Form of Non-Employee Director Restricted Stock Unit Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.24 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.65	*

Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.
10.66	*

Form of Non-Employee Director Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.26 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.67	*

Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.27 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.68	*

Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.69	*

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2020, filed as Exhibit 10.74 to the 2018 Abbott Laboratories Annual Report on Form 10-K.**

10.70	*	Form of Time Sharing Agreement between Abbott Laboratories, Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10.71	†

St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.72	†

Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10.73	†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.74	†

Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.75		Management Savings Plan, as amended and restated.**

10.76	*

Five Year Credit Agreement, dated as of November 30, 2018, among Abbott Laboratories, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, filed as Exhibit 10.82 to the 2018 Abbott Laboratories Annual Report on Form 10-K.

21		Subsidiaries of Abbott Laboratories.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

10-K Exhibit Table Item No.
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

101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2019 filed on February 21, 2020, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

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

(c)    Financial Statement Schedule filed (page 107).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES

By	/s/ MILES D. WHITE
Miles D. White Chairman of the Board and Chief Executive Officer

Date:	February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 21, 2020 in the capacities indicated below.

/s/ MILES D. WHITE	/s/ BRIAN B. YOOR
Miles D. White	Brian B. Yoor
Chairman of the Board and Chief Executive Officer, and Director of Abbott Laboratories (principal executive officer)	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ ROBERT E. FUNCK, JR.
Robert E. Funck, Jr.
Senior Vice President, Finance and Controller (principal accounting officer)

/s/ ROBERT J. ALPERN, M.D.	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D.	Roxanne S. Austin
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ SALLY E. BLOUNT	/s/ ROBERT B. FORD
Sally E. Blount, Ph.D.	Robert B. Ford
Director of Abbott Laboratories	President and Chief Operating Officer, and Director of Abbott Laboratories

/s/ MICHELLE A. KUMBIER	/s/ EDWARD M. LIDDY
Michelle A. Kumbier Director of Abbott Laboratories	Edward M. Liddy Director of Abbott Laboratories

/s/ DARREN W. MCDEW	/s/ NANCY MCKINSTRY
Darren W. McDew	Nancy McKinstry
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ PHEBE N. NOVAKOVIC	/s/ WILLIAM A. OSBORN
Phebe N. Novakovic	William A. Osborn
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ SAMUEL C. SCOTT III	/s/ DANIEL J. STARKS
Samuel C. Scott III	Daniel J. Starks
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ JOHN G. STRATTON	/s/ GLENN F. TILTON
John G. Stratton	Glenn F. Tilton
Director of Abbott Laboratories	Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

(in millions of dollars)

			Amounts
	Balance	Provisions/	Charged Off
Allowances for Doubtful	at Beginning	Charges	and Other	Balance at
Accounts and Product Returns	of Year	to Income	Deductions	End of Year
2019	$314	$137	$(68)	$384
2018	294	110	(90)	314
2017	250	105	(61)	294

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2019 and 2018, for each of the three years in the period ended December 31, 2019, and have issued our report thereon dated February 21, 2020 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois

February 21, 2020