Form 10-Q
period 2020-03-31
ABBOTT LABORATORIES
filed 2020-04-29
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, Abbott Laboratories had 1,768,845,326 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2020	2019
Net sales	$7,726	$7,535

Cost of products sold, excluding amortization of intangible assets	3,281	3,160
Amortization of intangible assets	561	486
Research and development	578	672
Selling, general and administrative	2,548	2,478
Total operating cost and expenses	6,968	6,796

Operating earnings	758	739

Interest expense	139	171
Interest (income)	(18)	(23)
Net foreign exchange (gain) loss	5	6
Other (income) expense, net	(1)	(47)
Earnings from continuing operations before tax	633	632
Tax expense (benefit) on earnings from continuing operations	89	(40)
Earnings from continuing operations	544	672

Earnings from discontinued operations, net of tax	20	—

Net Earnings	$564	$672

Basic Earnings Per Common Share —
Continuing operations	$0.31	$0.38
Discontinued operations	0.01	—
Net earnings	$0.32	$0.38

Diluted Earnings Per Common Share —
Continuing operations	$0.30	$0.38
Discontinued operations	0.01	—
Net earnings	$0.31	$0.38

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,768,901	1,763,278
Dilutive Common Stock Options	11,677	13,295
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,780,578	1,776,573

Outstanding Common Stock Options Having No Dilutive Effect	4,035	4,011

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2020	2019
Net Earnings	$564	$672
Foreign currency translation gain (loss) adjustments	(1,144)	122
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $15 in 2020 and $7 in 2019	57	23
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $48 in 2020 and $(8) in 2019	166	(29)
Other comprehensive income (loss)	(921)	116
Comprehensive Income (Loss)	$(357)	$788

	March 31,	December 31,
	2020	2019
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(6,068)	$(4,924)
Net actuarial (losses) and prior service (cost) and credits	(3,483)	(3,540)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	165	(1)
Accumulated Other Comprehensive Income (Loss)	$(9,386)	$(8,465)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$3,377	$3,860
Short-term investments	291	280
Trade receivables, less allowances of $389 in 2020 and $384 in 2019	5,292	5,425
Inventories:
Finished products	2,873	2,784
Work in process	615	560
Materials	1,080	972
Total inventories	4,568	4,316
Prepaid expenses and other receivables	1,970	1,786
Total Current Assets	15,498	15,667
Investments	790	883
Property and equipment, at cost	16,707	16,799
Less: accumulated depreciation and amortization	8,800	8,761
Net property and equipment	7,907	8,038
Intangible assets, net of amortization	16,265	17,025
Goodwill	22,927	23,195
Deferred income taxes and other assets	3,390	3,079
	$66,777	$67,887
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$204	$201
Trade accounts payable	3,181	3,252
Salaries, wages and commissions	949	1,237
Other accrued liabilities	4,408	4,035
Dividends payable	637	635
Income taxes payable	165	226
Current portion of long-term debt	1,264	1,277
Total Current Liabilities	10,808	10,863
Long-term debt	16,804	16,661
Post-employment obligations, deferred income taxes and other long-term liabilities	8,738	9,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2020: 1,978,112,501 ; 2019: 1,976,855,085	23,731	23,853
Common shares held in treasury, at cost — Shares: 2020: 209,267,175 ; 2019: 214,351,838	(9,913)	(10,147)
Earnings employed in the business	25,786	25,847
Accumulated other comprehensive income (loss)	(9,386)	(8,465)
Total Abbott Shareholders’ Investment	30,218	31,088
Noncontrolling Interests in Subsidiaries	209	213
Total Shareholders’ Investment	30,427	31,301
	$66,777	$67,887

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended March 31
	2020	2019
Common Shares:
Balance at January 1
Shares: 2020: 1,976,855,085; 2019: 1,971,189,465	$23,853	$23,512
Issued under incentive stock programs
Shares: 2020: 1,257,416; 2019: 2,283,041	53	76
Share-based compensation	245	237
Issuance of restricted stock awards	(420)	(364)
Balance at March 31
Shares: 2020: 1,978,112,501; 2019: 1,973,472,506	$23,731	$23,461

Common Shares Held in Treasury:
Balance at January 1
Shares: 2020: 214,351,838; 2019: 215,570,043	$(10,147)	$(9,962)
Issued under incentive stock programs
Shares: 2020: 5,333,626; 2019: 6,544,927	253	303
Purchased
Shares: 2020: 248,963; 2019: 266,128	(19)	(20)
Balance at March 31
Shares: 2020: 209,267,175; 2019: 209,291,244	$(9,913)	$(9,679)

Earnings Employed in the Business:
Balance at January 1	$25,847	$24,560
Impact of adoption of new accounting standard	(5)	—
Net earnings	564	672
Cash dividends declared on common shares (per share — 2020: $0.36; 2019: $0.32)	(641)	(568)
Effect of common and treasury share transactions	21	(51)
Balance at March 31	$25,786	$24,613

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,465)	$(7,586)
Other comprehensive income (loss)	(921)	116
Balance at March 31	$(9,386)	$(7,470)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$213	$198
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(4)	6
Balance at March 31	$209	$204

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2020	2019
Cash Flow From (Used in) Operating Activities:
Net earnings	$564	$672
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	267	267
Amortization of intangible assets	561	486
Share-based compensation	233	226
Trade receivables	(104)	(170)
Inventories	(437)	(286)
Other, net	(369)	(483)
Net Cash From Operating Activities	715	712

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(360)	(335)
Acquisitions of businesses and technologies, net of cash acquired	—	(78)
Sales (purchases) of other investment securities, net	(36)	2
Other	3	15
Net Cash (Used in) Investing Activities	(393)	(396)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	51	13
Repayments of long-term debt	(1)	(500)
Purchases of common shares	(236)	(217)
Proceeds from stock options exercised	89	127
Dividends paid	(638)	(565)
Net Cash (Used in) Financing Activities	(735)	(1,142)

Effect of exchange rate changes on cash and cash equivalents	(70)	4

Net Decrease in Cash and Cash Equivalents	(483)	(822)
Cash and Cash Equivalents, Beginning of Year	3,860	3,844
Cash and Cash Equivalents, End of Period	$3,377	$3,022

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements.  However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2019.  The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  Abbott adopted the standard on January 1, 2020 and recorded a cumulative adjustment that was not significant to Earnings employed in the business in the Condensed Consolidated Balance Sheet.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott  in the first quarter of 2021 and early adoption is permitted.  Abbott does not expect adoption of this new standard to have a material impact on its condensed consolidated financial statements.

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The following table provides revenues by sales category:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$813	$813	$—	$752	$752
Other	—	231	231	—	240	240
Total	—	1,044	1,044	—	992	992

Nutritionals —
Pediatric Nutritionals	518	571	1,089	453	576	1,029
Adult Nutritionals	294	521	815	294	469	763
Total	812	1,092	1,904	747	1,045	1,792

Diagnostics —
Core Laboratory	267	722	989	249	812	1,061
Molecular	65	74	139	40	68	108
Point of Care	103	35	138	109	26	135
Rapid Diagnostics	368	192	560	326	211	537
Total	803	1,023	1,826	724	1,117	1,841

Medical Devices -
Rhythm Management	228	246	474	252	262	514
Electrophysiology	164	224	388	174	231	405
Heart Failure	152	51	203	143	41	184
Vascular	230	395	625	266	443	709
Structural Heart	136	182	318	136	188	324
Neuromodulation	137	40	177	152	41	193
Diabetes Care	186	566	752	152	414	566
Total	1,233	1,704	2,937	1,275	1,620	2,895

Other	8	7	15	8	7	15
Total	$2,856	$4,870	$7,726	$2,754	$4,781	$7,535

Remaining Performance Obligations

As of March 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.4 billion in the Diagnostics segment and approximately $400 million in the Medical Devices segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Other Contract Assets and Liabilities

Abbott discloses Trade receivables separately in the Condensed Consolidated Balance Sheet at the net amount expected to be collected.  Contract assets primarily relate to Abbott’s conditional right to consideration for work completed but not billed at the reporting date. Contract assets at the beginning and end of the period, as well as the changes in the balance, were not significant.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract. Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2019	$294
Unearned revenue from cash received during the period	105
Revenue recognized related to contract liability balance	(94)
Balance at March 31, 2020	$305

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2020 and 2019 were $541 million and $668 million, respectively. Net earnings allocated to common shares for the three months ended March 31, 2020 and 2019 were $561 million and $668 million, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2020 includes $320 million of pension contributions and the payment of cash taxes of approximately $125 million.  The first three months of 2019 includes $313 million of pension contributions and the payment of cash taxes of approximately $185 million.

Earnings from discontinued operations, net of tax, in the first quarter of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

The following summarizes the activity for the first three months of 2020 related to the allowance for doubtful accounts as of March 31, 2020:

(in millions)
Allowance for Doubtful Accounts
Balance at December 31, 2019	$228
Impact of adopting ASU 2016-13	7
Provisions/charges to income	21
Amounts charged off and other deductions	(15)
Balance at March 31, 2020	$241

The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivables. Abbott considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts including the aging of the accounts and aging trends, the historical level of charge-offs, and specific exposures related to particular customers.  Abbott also monitors other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances.

The components of long-term investments as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
(in millions)	2020	2019
Long-term Investments
Equity securities	$741	$836
Other	49	47
Total	$790	$883

Abbott’s long-term investments as of March 31, 2020, declined versus the balance as of December 31, 2019, due in part to the impairment of an investment for approximately $50 million.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Abbott's equity securities as of March 31, 2020, include approximately $289 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2020 with a carrying value of approximately $275 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $162 million that do not have a readily determinable fair value. The $162 million carrying value includes cumulative unrealized gains of approximately $50 million.

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

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
					Cumulative Gains
					(Losses) on
			Net Actuarial		Derivative
	Cumulative Foreign		(Losses) and Prior		Instruments
	Currency Translation		Service (Costs)		Designated as
	Adjustments		and Credits		Cash Flow Hedges
(in millions)	2020	2019	2020	2019	2020	2019
Balance at January 1	$(4,924)	$(4,912)	$(3,540)	$(2,726)	$(1)	$52
Other comprehensive income (loss) before reclassifications	(1,144)	122	7	(1)	176	(17)
Amounts reclassified from accumulated other comprehensive income	—	—	50	24	(10)	(12)
Net current period comprehensive income (loss)	(1,144)	122	57	23	166	(29)
Balance at March 31	$(6,068)	$(4,790)	$(3,483)	$(2,703)	$165	$23

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; and amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $22.9 billion at March 31, 2020 and $23.2 billion at December 31, 2019. Foreign currency translation adjustments decreased goodwill by approximately $268 million in the first three months of 2020. The amount of goodwill related to reportable segments at March 31, 2020 was $2.8 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.6 billion for the Diagnostic Products segment, and $16.1 billion for the Medical Devices segment.  There was no reduction of goodwill relating to impairments in the first three months of 2020.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.3 billion as of March 31, 2020 and $27.6 billion as of December 31, 2019, and accumulated amortization was $12.3 billion as of March 31, 2020 and $11.9 billion as of December 31, 2019. Foreign currency translation adjustments decreased intangible assets by $204 million for the first three months of 2020. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2020, $2.0 billion in 2021, 2022, and 2023 and $1.9 billion in 2024.

Indefinite-lived intangible assets, which relate to in-process R&D acquired in a business combination, were approximately $1.2 billion and $1.3 billion as of March 31, 2020 and December 31, 2019, respectively.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Note 7 — Restructuring Plans

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. In the first three months of 2020, charges of $9 million were recognized, of which $3 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $5 million as Selling, general and administrative expense.  The following summarizes the activity for the first three months of 2020 related to these actions and the status of the related accrual as of March 31, 2020:

(in millions)
Accrued balance at December 31, 2019	$46
Restructuring charges recorded in 2020	9
Payments and other adjustments	(18)
Accrued balance at March 31, 2020	$37

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first three months of 2020, charges of $23 million were recognized, of which $1 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $21 million as Selling, general and administrative expense.  The following summarizes the activity for the first three months of 2020 related to these restructuring actions and the status of the related accrual as of March 31, 2020:

(in millions)
Accrued balance at December 31, 2019	$79
Restructuring charges recorded in 2020	23
Payments and other adjustments	(8)
Accrued balance at March 31, 2020	$94

Note 8 — Incentive Stock Program

In the first three months of 2020, Abbott granted 3,956,637 stock options, 568,471 restricted stock awards and 5,042,550 restricted stock units under its incentive stock program. At March 31, 2020, approximately 112 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2020 is as follows:

	Outstanding	Exercisable
Number of shares	32,412,976	23,330,203
Weighted average remaining life (years)	6.5	5.5
Weighted average exercise price	$53.83	$44.69
Aggregate intrinsic value (in millions)	$849	$798

The total unrecognized share-based compensation cost at March 31, 2020 amounted to approximately $687 million which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $7.0 billion at March 31, 2020 and $6.8 billion at December 31, 2019 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2020 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At March 31, 2020 and December 31, 2019, Abbott held the gross notional amount of $9.5 billion and $9.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $554 million and $546 million as of March 31, 2020 and December 31, 2019, respectively, as a hedge of the net investment in certain foreign subsidiaries.  The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at March 31, 2020 and December 31, 2019 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2020 and December 31, 2019:

	Fair Value - Assets			Fair Value - Liabilities
	March 31,	Dec. 31,		March 31,	Dec. 31,
(in millions)	2020	2019	Balance Sheet Caption	2020	2019	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$216	$48	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	247	110	Prepaid expenses and other receivables	92	56	Other accrued liabilities
Others not designated as hedges	117	38	Prepaid expenses and other receivables	97	33	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	554	546	Long-term debt
	$580	$196		$743	$635

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2020 and 2019.

	Gain (loss) Recognized in Other		Income (expense) and Gain (loss)
	Comprehensive Income (loss)		Reclassified into Income
(in millions)	2020	2019	2020	2019	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$227	$(19)	$11	$15	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(8)	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	168	43	Interest expense

Losses of $165 million and gains of $49 million were recognized in the three months ended March 31, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

The carrying values and fair values of certain financial instruments as of March 31, 2020 and December 31, 2019 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Long-term Investment Securities:
Equity securities	$741	$741	$836	$836
Other	49	49	47	47
Total Long-term Debt	(18,068)	(20,998)	(17,938)	(20,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	364	364	148	148
(Payable) position	(189)	(189)	(89)	(89)
Interest Rate Hedge Contracts:
Receivable position	216	216	48	48

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
March 31, 2020:
Equity securities	$304	$304	$—	$—
Interest rate swap derivative financial instruments	216	—	216	—
Foreign currency forward exchange contracts	364	—	364	—
Total Assets	$884	$304	$580	$—

Fair value of hedged long-term debt	$3,064	$—	$3,064	$—
Foreign currency forward exchange contracts	189	—	189	—
Contingent consideration related to business combinations	67	—	—	67
Total Liabilities	$3,320	$—	$3,253	$67

December 31, 2019:
Equity securities	$357	$357	$—	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$553	$357	$196	$—

Fair value of hedged long-term debt	$2,890	$—	$2,890	$—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,047	$—	$2,979	$68

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

March 31, 2020

(Unaudited)

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $90 million to $125 million. The recorded accrual balance at March 31, 2020 for these proceedings and exposures was approximately $110 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans		Medical and Dental Plans
	March 31,	March 31,	March 31,	March 31,
(in millions)	2020	2019	2020	2019
Service cost - benefits earned during the period	$85	$64	$12	$6
Interest cost on projected benefit obligations	75	84	12	13
Expected return on plan assets	(192)	(178)	(7)	(7)
Net amortization of:
Actuarial loss, net	63	33	8	6
Prior service cost (credit)	—	—	(7)	(8)
Net cost - continuing operations	$31	$3	$18	$10

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first three months of 2020 and 2019, $320 million and $313 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental benefit plans in each year.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2020, taxes on earnings from continuing operations include approximately $47 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first three months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. In the first three months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $65 million in excess tax benefits associated with share-based compensation.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $230 million and $520 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015 and the former St. Jude Medical consolidated group which are settled through 2013.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Unaudited)

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

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation and diabetes care products.  For segment reporting purposes, the Cardiac Rhythm Management, Electrophysiology and Heart Failure, Vascular, Neuromodulation, Structural Heart and Diabetes Care divisions are aggregated and reported as the Medical Devices segment.

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

	Three Months Ended March 31
	Net Sales to		Operating
	External Customers		Earnings
(in millions)	2020	2019	2020	2019
Established Pharmaceutical Products	$1,044	$992	$181	$159
Nutritional Products	1,904	1,792	459	380
Diagnostic Products	1,826	1,841	405	434
Medical Devices	2,937	2,895	803	847
Total Reportable Segments	7,711	7,520	1,848	1,820
Other	15	15
Net sales	$7,726	$7,535
Corporate functions and benefit plans costs			(132)	(102)
Net interest expense			(121)	(148)
Share-based compensation (a)			(233)	(226)
Amortization of intangible assets			(561)	(486)
Other, net (b)			(168)	(226)
Earnings from continuing operations before taxes			$633	$632
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. Other, net for the three months ended March 31, 2019 also includes a charge associated with an R&D asset acquired and immediately expensed.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Review - Results of Operations

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract impact which products are sold; price controls, competition and rebates impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs.  Abbott’s primary products are medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals.

During the first quarter of 2020, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways.  As is further described below, some businesses faced challenges, others have been relatively stable, and still others are performing at the levels required to successfully meet new demands. Beginning in February, cardiovascular and neuromodulation procedures and routine core laboratory diagnostic testing volumes declined in China as that country implemented quarantine restrictions and postponed non-emergency health care activities. As March progressed, procedures and routine testing volumes in China steadily improved from the low levels seen in February. As COVID-19 spread geographically, the impact initially expanded to certain countries in Asia and Europe beginning in late February, and more broadly across Europe and the U.S. during the last few weeks of March.  As the health care industry in these countries shifted their focus to fighting COVID-19, the impact on cardiovascular and neuromodulation device procedures and routine diagnostic testing volumes was similar to what was experienced in China in February. Due to the critical nature of these products, Abbott anticipates increased demand when health care services return to more normal levels.

Abbott has mobilized its teams across multiple fronts to develop and launch three new diagnostic tests for COVID-19. In March, Abbott launched a molecular test to detect COVID-19 on its ID NOW™ rapid point-of-care platform in the U.S. pursuant to an Emergency Use Authorization (EUA). Abbott also launched a molecular test on its m2000™ RealTime lab-based platform to detect COVID-19 pursuant to an EUA in the U.S. and CE Mark.  In April, Abbott launched a serology blood test on its ARCHITECT® i1000SR and i2000SR laboratory instruments for the detection of an antibody to determine if someone was previously infected.  The serology test was granted an EUA in the U.S. on April 26, 2020 and CE Mark on April 24, 2020.

Abbott is continually implementing business continuity plans in the face of the global crisis.  Due to the critical nature of its products and services, Abbott is generally exempt from governmental orders in the U.S. and other countries requiring businesses to cease operations. To protect its employees, the majority of its office-based work is being conducted remotely and the company has implemented strict travel restrictions.  Abbott has taken aggressive steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply healthcare products to hospital and other customers.

With respect to Abbott’s financial position, at the end of the first quarter of 2020, Abbott’s cash and cash equivalents and short-term investments totaled approximately $3.7 billion and existing credit agreements are in place that would provide additional access to $5 billion, if needed.

Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, Abbott is unable to predict the extent to which the COVID-19 pandemic may have a material effect on its business, financial condition or results of operations.

The following table details sales by reportable segment for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,044	$992	5.2%	(4.1)%	9.3%
Nutritional Products	1,904	1,792	6.3	(1.0)	7.3
Diagnostic Products	1,826	1,841	(0.8)	(1.5)	0.7
Medical Devices	2,937	2,895	1.4	(1.5)	2.9
Total Reportable Segments	7,711	7,520	2.5	(1.8)	4.3
Other	15	15	5.3	(1.1)	6.4
Net sales	$7,726	$7,535	2.5	(1.8)	4.3

Total U.S.	$2,856	$2,754	3.7	—	3.7

Total International	$4,870	$4,781	1.8	(2.8)	4.6

Note: In order to compute results excluding the impact of foreign exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Net sales growth in 2020, excluding the impact of foreign exchange, was driven by growth in the Established Pharmaceuticals and Nutritional Products reportable segments.

Excluding the impact of foreign exchange, total net sales increased 4.3 percent in the first quarter of 2020.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first quarter as the relatively stronger U.S. dollar decreased total international sales by 2.8 percent and total sales by 1.8 percent.

The table below provides detail by sales category for the three months ended March 31. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$813	$752	8.1%	(5.0)%	13.1%
Other Emerging Markets	231	240	(3.7)	(1.0)	(2.7)

Nutritionals —
International Pediatric Nutritionals	571	576	(0.8)	(1.0)	0.2
U.S. Pediatric Nutritionals	518	453	14.3	—	14.3
International Adult Nutritionals	521	469	11.2	(2.6)	13.8
U.S. Adult Nutritionals	294	294	0.1	—	0.1

Diagnostics —
Core Laboratory	989	1,061	(6.8)	(1.9)	(4.9)
Molecular	139	108	29.1	(1.2)	30.3
Point of Care	138	135	2.4	(0.3)	2.7
Rapid Diagnostics	560	537	4.3	(1.1)	5.4

Medical Devices -
Rhythm Management	474	514	(7.9)	(1.4)	(6.5)
Electrophysiology	388	405	(4.0)	(1.1)	(2.9)
Heart Failure	203	184	9.9	(0.7)	10.6
Vascular (a)	625	709	(11.9)	(1.1)	(10.8)
Structural Heart	318	324	(1.8)	(1.6)	(0.2)
Neuromodulation	177	193	(8.7)	(0.9)	(7.8)
Diabetes Care	752	566	32.9	(2.7)	35.6

(a) Vascular Product Lines:
Coronary and Endovascular	603	675	(10.7)	(1.2)	(9.5)

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 13.1 percent compared to the first three months of 2019 led by growth in Russia and various countries in Latin America and southeast Asia.  Other Emerging Markets, excluding the effect of foreign exchange, decreased by 2.7 percent in the first three months of 2020.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, were relatively flat in the first three months of 2020 versus the comparable 2019 period.  Growth across Abbott’s pediatric products in various countries in Asia and Latin America along with higher consumer purchases in several countries in advance of shelter in place restrictions related to the COVID-19 pandemic were offset by challenging market dynamics in the Greater China infant category, including the unfavorable impact of COVID-19.  U.S. Pediatric Nutritional sales increased 14.3 percent primarily due to increased demand in late March in advance of shelter in place restrictions related to the COVID-19 pandemic.  The 13.8 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Glucerna® and Ensure® brands in several countries.  U.S. Adult Nutritional sales were relatively flat due to the timing of retailer stocking for promotional programs.

In the Diagnostics segment, Core Laboratory sales decreased 4.9 percent, excluding the effect of foreign exchange, as the volume of routine testing performed in hospital and other laboratories was negatively impacted by COVID-19.  In April 2020, Abbott launched a lab-based serology blood test for the detection of the antibody, IgG, that identifies if a person was previously infected with COVID-19.  The 30.3 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, reflects higher volumes due to the launch in March 2020 of Abbott’s RealTime SARS-CoV-2  test for use on Abbott’s m2000 RealTime System to detect COVID-19.

In Rapid Diagnostics, sales increased 5.4 percent, excluding the effect of foreign exchange, as increased testing for flu in the U.S. was partially offset by the unfavorable impact of COVID-19 on routine diagnostic testing performed in various countries outside of the U.S.  In late March, Abbott launched a molecular test for the detection of COVID-19 that is run on Abbott’s point-of-care ID NOW instruments.

Excluding the effect of foreign exchange, total Medical Devices sales grew 2.9 percent; the increase was driven by double-digit growth in Diabetes Care and Heart Failure partially offset by the impact of the COVID-19 pandemic on Abbott’s other medical device businesses.  Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  FreeStyle Libre sales totaled $604 million in the first quarter of 2020, which reflected a 62.5 percent increase, excluding the effect of foreign exchange, over the first three months of 2019 when Libre sales totaled $379 million.

In Heart Failure, sales growth was driven by continued market adoption of Abbott's HeartMate 3® Left Ventricular Assist Device (LVAD) for people living with advanced heart failure as well as increased sales of Abbott’s CentriMag™ circulatory support system for use in acute hospital care.  In Abbott’s other cardiovascular and neuromodulation businesses, revenues were negatively impacted by reduced procedure volumes due to the COVID-19 pandemic.

In April 2017, Abbott received a warning letter from the U.S. Food and Drug Administration (FDA) related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical. This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors. Abbott prepared and executed a comprehensive plan of corrective actions. On April 28, 2020, Abbott received a letter from the FDA indicating that, based on the FDA’s evaluation, it appeared that Abbott had addressed the items in the warning letter. As a result, the warning letter is considered closed.

The gross profit margin percentage was 50.3 percent for the first quarter of 2020 compared to 51.6 percent for the first quarter of 2019.  The decrease primarily reflects the increase in intangible amortization expense and the unfavorable effect of foreign exchange on gross margin in 2020.

Research and development expenses decreased $94 million, or 14.1 percent, in the first quarter of 2020.  The 2020 decrease in R&D expense was primarily driven by the immediate expensing of an R&D asset valued at $102 million in the first quarter of 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc.  For the three months ended March 31, 2020, research and development expenditures totaled $309 million for the Medical Devices segment, $134 million for the Diagnostic Products segment, $46 million for the Nutritional Products segment and $43 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses for the first quarter of 2020 increased 2.8 percent due primarily to higher selling and marketing costs to drive growth across various businesses.

Restructuring Plans

The results for the first three months of 2020 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere or as a part of various cost reduction programs.  Abbott recorded employee related severance and other charges of $32 million in the first three months of 2020 related to these initiatives, of which $4 million is recognized in Cost of products sold, $2 million is recognized in Research and development and $26 million is recognized in SG&A. See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net decreased $46 million in the first quarter of 2020 from $47 million of income in 2019 to $1 million in 2020. The decrease in income in the first quarter of 2020 as compared to 2019 was due to an impairment of an equity investment of approximately $50 million in 2020.

Interest Expense, net

Interest expense, net decreased $27 million in the first quarter of 2020 due to a reduction in interest expense resulting from the favorable impact of the euro debt financing in November of 2019 and the repayment of debt in 2019.

Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2020, taxes on earnings from continuing operations include approximately $47 million in excess tax benefits associated with share-based compensation.  Earnings from discontinued operations, net of tax, in the first three months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.  In the first three months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $65 million in excess tax benefits associated with share-based compensation.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $230 million and $520 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott's federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015 and the former St. Jude Medical consolidated group which are settled through 2013.

Liquidity and Capital Resources March 31, 2020 Compared with December 31, 2019

The reduction of cash and cash equivalents from $3.9 billion at December 31, 2019 to $3.4 billion at March 31, 2020 primarily reflects the payment of dividends and capital expenditures, partially offset by cash generated from operations in the first three months of 2020.  Working capital was $4.7 billion at March 31, 2020 and $4.8 billion at December 31, 2019.  The decrease in working capital in 2020 primarily reflects the decrease in cash and cash equivalents partially offset by an increase in inventory.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2020 totaled $715 million, an increase of $3 million over the prior year as the negative impact of an increased investment in working capital was offset by lower cash taxes paid and higher operating earnings.  Other, net in Net cash from operating activities for the first three months of 2020 was a use of $369 million and includes $320 million of pension contributions and the payment of cash taxes of approximately $125 million.  Other, net in Net cash from operating activities for the first three months of 2019 was a use of $483 million and includes $313 million of pension contributions and the payment of cash taxes of approximately $185 million.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  This bond redemption authorization superseded the board’s previous authorization under which $700 million had not yet been redeemed.  In December 2019, Abbott redeemed $2.850 billion of debt.  After this redemption, $2.15 billion of the $5 billion debt redemption authorization remains available.

At March 31, 2020, Abbott’s long-term debt rating was A- by Standard & Poor’s Corporation and A3 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

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

In the first quarter of 2020, Abbott declared a quarterly dividend of $0.36 per share on its common shares, which represents an increase of approximately 12.5 percent over the $0.32 per share dividend declared in the first quarter of 2019.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  Abbott adopted the standard on January 1, 2020 and recorded a cumulative adjustment that was not significant to Earnings employed in the business in the Condensed Consolidated Balance Sheet.

Recently Issued Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott  in the first quarter of 2021 and early adoption is permitted.  Abbott does not expect adoption of this new standard to have a material impact on its condensed consolidated financial statements.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2019 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties, including the impact of the COVID-19 pandemic on Abbott's operations and financial results, that may cause actual results to differ materially from those indicated in the forward-looking statements.  Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors'', in the 2019 Annual Report on Form 10-K and in Item 1A, “Risk Factors”, in the quarterly report for the quarter ended March 31, 2020.  Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

PART I.    FINANCIAL INFORMATION

Item 4.Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  The President and Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Robert E. Funck, Jr., evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in internal control over financial reporting. During the quarter ended March 31, 2020, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for the following:

Abbott is subject to risks related to public health crises, such as widespread outbreaks of infectious diseases like the COVID-19 pandemic.

As a global healthcare company, public health crises, such as the widespread outbreaks of infectious diseases like the COVID-19 pandemic, may negatively impact Abbott's operations. Health concerns and significant changes in political or economic conditions caused by such outbreaks can cause significant reductions in demand for routine diagnostic testing and medical device procedures or increased difficulty in serving customers, disrupt manufacturing and supply chains, and negatively affect our operations as well as the operations of our suppliers, distributors and other third-party partners. Furthermore, such widespread outbreaks may impact the broader economies of affected countries, including negatively impacting economic growth, the proper functioning of financial and capital markets, foreign currency exchange rates, and interest rates. Due to uncertainties regarding the duration and impact of the current COVID-19 pandemic, Abbott is unable to predict the extent to which the COVID-19 pandemic may have a material effect on its business, financial condition or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
January 1, 2020 - January 31, 2020	2,957	(1)	$85.89	0	$3,270,234,923	(2)
February 1, 2020 - February 29, 2020	0	(1)	$0	0	$3,270,234,923	(2)
March 1, 2020 - March 31, 2020	0	(1)	$0	0	$3,270,234,923	(2)
Total	2,957	(1)	$85.89	0	$3,270,234,923	(2)

(1)   These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 2,957 in January, 0 in February, and 0 in March.

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

Item 6.    Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated, effective April 24, 2020, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on February 27, 2020.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders' Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABBOTT LABORATORIES

By:	/s/ Robert E. Funck, Jr.
Robert E. Funck, Jr.
Executive Vice President, Finance and Chief Financial Officer

Date: April 29, 2020