Form 10-Q
period 2020-06-30
ABBOTT LABORATORIES
filed 2020-07-29
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, Abbott Laboratories had 1,770,529,999 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net sales	$7,328	$7,979	$15,054	$15,514

Cost of products sold, excluding amortization of intangible assets	3,263	3,279	6,544	6,439
Amortization of intangible assets	553	483	1,114	969
Research and development	564	577	1,142	1,249
Selling, general and administrative	2,276	2,434	4,824	4,912
Total operating cost and expenses	6,656	6,773	13,624	13,569

Operating earnings	672	1,206	1,430	1,945

Interest expense	134	168	273	339
Interest (income)	(9)	(22)	(27)	(45)
Net foreign exchange (gain) loss	(1)	(4)	4	2
Other (income) expense, net	22	(38)	21	(85)
Earnings from continuing operations before taxes	526	1,102	1,159	1,734
Tax expense (benefit) on earnings from continuing operations	(11)	96	78	56
Earnings from continuing operations	537	1,006	1,081	1,678

Earnings from discontinued operations, net of tax	—	—	20	—

Net Earnings	$537	$1,006	$1,101	$1,678

Basic Earnings Per Common Share —
Continuing operations	$0.30	$0.57	$0.61	$0.94
Discontinued operations	—	—	0.01	—
Net earnings	$0.30	$0.57	$0.62	$0.94

Diluted Earnings Per Common Share —
Continuing operations	$0.30	$0.56	$0.60	$0.94
Discontinued operations	—	—	0.01	—
Net earnings	$0.30	$0.56	$0.61	$0.94

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,772,953	1,768,904	1,770,970	1,766,182
Dilutive Common Stock Options	12,087	12,513	11,882	12,904
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,785,040	1,781,417	1,782,852	1,779,086

Outstanding Common Stock Options Having No Dilutive Effect	50	247	50	247

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net Earnings	$537	$1,006	$1,101	$1,678
Foreign currency translation gain (loss) adjustments	355	91	(789)	213
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $13 and $28 in 2020 and $7 and $14 in 2019	37	26	94	49
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(29) and $19 in 2020 and $(7) and $(15) in 2019	(86)	(12)	80	(41)
Other comprehensive income (loss)	306	105	(615)	221
Comprehensive Income	$843	$1,111	$486	$1,899

	June 30,	December 31,
	2020	2019
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,713)	$(4,924)
Net actuarial (losses) and prior service (costs) and credits	(3,446)	(3,540)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	79	(1)
Accumulated other comprehensive income (loss)	$(9,080)	$(8,465)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$4,763	$3,860
Short-term investments	274	280
Trade receivables, less allowances of $422 in 2020 and $384 in 2019	5,140	5,425
Inventories:
Finished products	3,240	2,784
Work in process	675	560
Materials	1,287	972
Total inventories	5,202	4,316
Prepaid expenses and other receivables	1,842	1,786
Total Current Assets	17,221	15,667
Investments	776	883
Property and equipment, at cost	17,374	16,799
Less: accumulated depreciation and amortization	9,031	8,761
Net property and equipment	8,343	8,038
Intangible assets, net of amortization	15,783	17,025
Goodwill	23,082	23,195
Deferred income taxes and other assets	3,571	3,079
	$68,776	$67,887
Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$205	$201
Trade accounts payable	3,335	3,252
Salaries, wages and commissions	1,121	1,237
Other accrued liabilities	4,206	4,035
Dividends payable	637	635
Income taxes payable	165	226
Current portion of long-term debt	1,290	1,277
Total Current Liabilities	10,959	10,863
Long-term debt	18,184	16,661
Post-employment obligations, deferred income taxes and other long-term liabilities	8,835	9,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2020: 1,979,594,379; 2019: 1,976,855,085	23,893	23,853
Common shares held in treasury, at cost — Shares: 2020: 209,064,380; 2019: 214,351,838	(9,904)	(10,147)
Earnings employed in the business	25,669	25,847
Accumulated other comprehensive income (loss)	(9,080)	(8,465)
Total Abbott Shareholders’ Investment	30,578	31,088
Noncontrolling Interests in Subsidiaries	220	213
Total Shareholders’ Investment	30,798	31,301
	$68,776	$67,887

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended June 30
	2020	2019
Common Shares:
Balance at March 31
Shares: 2020: 1,978,112,501; 2019: 1,973,472,506	$23,731	$23,461
Issued under incentive stock programs
Shares: 2020: 1,481,878; 2019: 2,775,623	66	111
Share-based compensation	105	106
Issuance of restricted stock awards	(9)	(13)
Balance at June 30
Shares: 2020: 1,979,594,379; 2019: 1,976,248,129	$23,893	$23,665

Common Shares Held in Treasury:
Balance at March 31
Shares: 2020: 209,267,175; 2019: 209,291,244	$(9,913)	$(9,679)
Issued under incentive stock programs
Shares: 2020: 212,973; 2019: 441,459	10	21
Purchased
Shares: 2020: 10,178; 2019: 729	(1)	(1)
Balance at June 30
Shares: 2020: 209,064,380; 2019: 208,850,514	$(9,904)	$(9,659)

Earnings Employed in the Business:
Balance at March 31	$25,786	$24,613
Net earnings	537	1,006
Cash dividends declared on common shares (per share — 2020: $0.36; 2019: $0.32)	(640)	(568)
Effect of common and treasury share transactions	(14)	(6)
Balance at June 30	$25,669	$25,045

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(9,386)	$(7,470)
Other comprehensive income (loss)	306	105
Balance at June 30	$(9,080)	$(7,365)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$209	$204
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	11	4
Balance at June 30	$220	$208

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Six Months Ended June 30
	2020	2019
Common Shares:
Balance at January 1
Shares: 2020: 1,976,855,085; 2019: 1,971,189,465	$23,853	$23,512
Issued under incentive stock programs
Shares: 2020: 2,739,294; 2019: 5,058,664	119	187
Share-based compensation	350	343
Issuance of restricted stock awards	(429)	(377)
Balance at June 30
Shares: 2020: 1,979,594,379; 2019: 1,976,248,129	$23,893	$23,665

Common Shares Held in Treasury:
Balance at January 1
Shares: 2020: 214,351,838; 2019: 215,570,043	$(10,147)	$(9,962)
Issued under incentive stock programs
Shares: 2020: 5,546,599; 2019: 6,986,386	263	324
Purchased
Shares: 2020: 259,141; 2019: 266,857	(20)	(21)
Balance at June 30
Shares: 2020: 209,064,380; 2019: 208,850,514	$(9,904)	$(9,659)

Earnings Employed in the Business:
Balance at January 1	$25,847	$24,560
Impact of adoption of new accounting standards	(5)	—
Net earnings	1,101	1,678
Cash dividends declared on common shares (per share — 2020: $0.72; 2019: $0.64)	(1,281)	(1,136)
Effect of common and treasury share transactions	7	(57)
Balance at June 30	$25,669	$25,045

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,465)	$(7,586)
Other comprehensive income (loss)	(615)	221
Balance at June 30	$(9,080)	$(7,365)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$213	$198
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	7	10
Balance at June 30	$220	$208

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2020	2019
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,101	$1,678
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	539	535
Amortization of intangible assets	1,114	969
Share-based compensation	348	340
Trade receivables	127	(335)
Inventories	(987)	(540)
Other, net	(205)	(875)
Net Cash From Operating Activities	2,037	1,772

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,002)	(803)
Acquisitions of businesses and technologies, net of cash acquired	(32)	(160)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	(32)	2
Other	6	19
Net Cash (Used in) Investing Activities	(1,012)	(894)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	31	40
Proceeds from issuance of long-term debt	1,279	—
Repayments of long-term debt	(2)	(521)
Purchases of common shares	(240)	(221)
Proceeds from stock options exercised	146	244
Dividends paid	(1,280)	(1,133)
Other	(11)	—
Net Cash (Used in) Financing Activities	(77)	(1,591)

Effect of exchange rate changes on cash and cash equivalents	(45)	6

Net Increase (Decrease) in Cash and Cash Equivalents	903	(707)
Cash and Cash Equivalents, Beginning of Year	3,860	3,844
Cash and Cash Equivalents, End of Period	$4,763	$3,137

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

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

The following tables provide detail by sales category:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$764	$764	$—	$853	$853
Other	—	249	249	—	255	255
Total	—	1,013	1,013	—	1,108	1,108

Nutritionals —
Pediatric Nutritionals	484	540	1,024	475	576	1,051
Adult Nutritionals	324	535	859	311	513	824
Total	808	1,075	1,883	786	1,089	1,875

Diagnostics —
Core Laboratory	289	698	987	272	897	1,169
Molecular	144	215	359	38	69	107
Point of Care	79	39	118	113	32	145
Rapid Diagnostics	345	185	530	272	212	484
Total	857	1,137	1,994	695	1,210	1,905

Medical Devices —
Rhythm Management	185	216	401	273	275	548
Electrophysiology	120	179	299	190	240	430
Heart Failure	115	43	158	149	52	201
Vascular	168	313	481	270	460	730
Structural Heart	91	132	223	152	200	352
Neuromodulation	85	21	106	168	44	212
Diabetes Care	202	553	755	158	444	602
Total	966	1,457	2,423	1,360	1,715	3,075

Other	7	8	15	9	7	16

Total	$2,638	$4,690	$7,328	$2,850	$5,129	$7,979

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,577	$1,577	$—	$1,605	$1,605
Other	—	480	480	—	495	495
Total	—	2,057	2,057	—	2,100	2,100

Nutritionals —
Pediatric Nutritionals	1,002	1,111	2,113	928	1,152	2,080
Adult Nutritionals	618	1,056	1,674	605	982	1,587
Total	1,620	2,167	3,787	1,533	2,134	3,667

Diagnostics —
Core Laboratory	556	1,420	1,976	521	1,709	2,230
Molecular	209	289	498	78	137	215
Point of Care	182	74	256	222	58	280
Rapid Diagnostics	713	377	1,090	598	423	1,021
Total	1,660	2,160	3,820	1,419	2,327	3,746

Medical Devices —
Rhythm Management	413	462	875	525	537	1,062
Electrophysiology	284	403	687	364	471	835
Heart Failure	267	94	361	292	93	385
Vascular	398	708	1,106	536	903	1,439
Structural Heart	227	314	541	288	388	676
Neuromodulation	222	61	283	320	85	405
Diabetes Care	388	1,119	1,507	310	858	1,168
Total	2,199	3,161	5,360	2,635	3,335	5,970

Other	15	15	30	17	14	31

Total	$5,494	$9,560	$15,054	$5,604	$9,910	$15,514

Remaining Performance Obligations

As of June 30, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.5 billion in the Diagnostics segment and approximately $415 million in the Medical Devices segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2019	$294
Unearned revenue from cash received during the period	233
Revenue recognized related to contract liability balance	(192)
Balance at June 30, 2020	$335

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2020 and 2019 were $534 million and $1.0 billion, respectively, and for the six months ended June 30, 2020 and 2019 were $1.075 billion and $1.668 billion, respectively. Net earnings allocated to common shares for the three months ended June 30, 2020 and 2019 were $534 million and $1.0 billion, respectively, and for the six months ended June 30, 2020 and 2019 were $1.095 billion and $1.668 billion, respectively.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2020 includes $335 million of pension contributions and the payment of cash taxes of approximately $285 million.  The first six months of 2019 includes $326 million of pension contributions and the payment of cash taxes of approximately $615 million.

Earnings from discontinued operations, net of tax, in the first six months of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

The following summarizes the activity for the first six months of 2020 related to the allowance for doubtful accounts as of June 30, 2020:

(in millions)
Allowance for Doubtful Accounts
Balance at December 31, 2019	$228
Impact of adopting ASU 2016-13	7
Provisions/charges to income	45
Amounts charged off and other deductions	(14)
Balance at June 30, 2020	$266

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

The components of long-term investments as of June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
(in millions)	2020	2019
Long-term Investments
Equity securities	$728	$836
Other	48	47
Total	$776	$883

Abbott’s long-term investments as of June 30, 2020, declined versus the balance as of December 31, 2019, due to investment impairments totaling approximately $110 million, which were recorded in Other (income) expense, net within the Condensed Consolidated Statement of Earnings.

Abbott's equity securities as of June 30, 2020, include approximately $328 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2020 with a carrying value of approximately $283 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $102 million that do not have a readily determinable fair value. The $102 million carrying value is net of an approximately $60 million impairment of an investment in the second quarter of 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

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

June 30, 2020

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
					Cumulative Gains
					(Losses) on
			Net Actuarial		Derivative
	Cumulative Foreign		(Losses) and Prior		Instruments
	Currency Translation		Service (Costs)		Designated as
	Adjustments		and Credits		Cash Flow Hedges
(in millions)	2020	2019	2020	2019	2020	2019
Balance at March 31	$(6,068)	$(4,790)	$(3,483)	$(2,703)	$165	$23
Other comprehensive income (loss) before reclassifications	355	91	(9)	3	(67)	(2)
Amounts reclassified from accumulated other comprehensive income	—	—	46	23	(19)	(10)
Net current period comprehensive income (loss)	355	91	37	26	(86)	(12)
Balance at June 30	$(5,713)	$(4,699)	$(3,446)	$(2,677)	$79	$11

	Six Months Ended June 30
					Cumulative Gains
					(Losses) on
			Net Actuarial		Derivative
	Cumulative Foreign		(Losses) and Prior		Instruments
	Currency Translation		Service (Costs)		Designated as
	Adjustments		and Credits		Cash Flow Hedges
(in millions)	2020	2019	2020	2019	2020	2019
Balance at January 1	$(4,924)	$(4,912)	$(3,540)	$(2,726)	$(1)	$52
Other comprehensive income (loss) before reclassifications	(789)	213	(2)	2	109	(19)
Amounts reclassified from accumulated other comprehensive income	—	—	96	47	(29)	(22)
Net current period comprehensive income (loss)	(789)	213	94	49	80	(41)
Balance at June 30	$(5,713)	$(4,699)	$(3,446)	$(2,677)	$79	$11

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; and amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.1 billion at June 30, 2020 and $23.2 billion at December 31, 2019. Foreign currency translation adjustments decreased goodwill by approximately $111 million in the first six months of 2020. The amount of goodwill related to reportable segments at June 30, 2020 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $16.2 billion for the Medical Devices segment.  There was no reduction of goodwill relating to impairments in the first six months of 2020.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.5 billion as of June 30, 2020 and $27.6 billion as of December 31, 2019, and accumulated amortization was $12.9 billion as of June 30, 2020 and $11.9 billion as of December 31, 2019. Foreign currency translation adjustments decreased intangible assets by $150 million for the first six months of 2020. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2020, $2.0 billion in 2021, 2022, and 2023 and $1.9 billion in 2024.

Indefinite-lived intangible assets, which relate to in-process R&D acquired in a business combination, were approximately $1.2 billion and $1.3 billion as of June 30, 2020 and December 31, 2019, respectively.

Note 7 — Restructuring Plans

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. In the first six months of 2020, charges of $10 million were recognized, of which $3 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $6 million as Selling, general and administrative expense.  The following summarizes the activity for the first six months of 2020 related to these actions and the status of the related accrual as of June 30, 2020:

(in millions)
Accrued balance at December 31, 2019	$46
Restructuring charges recorded in 2020	10
Payments and other adjustments	(20)
Accrued balance at June 30, 2020	$36

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first six months of 2020, charges of $23 million were recognized, of which $1 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $21 million as Selling, general and administrative expense.  The following summarizes the activity for the first six months of 2020 related to these restructuring actions and the status of the related accrual as of June 30, 2020:

(in millions)
Accrued balance at December 31, 2019	$79
Restructuring charges recorded in 2020	23
Payments and other adjustments	(18)
Accrued balance at June 30, 2020	$84

Note 8 — Incentive Stock Programs

In the first six months of 2020, Abbott granted 4,006,336 stock options, 568,471 restricted stock awards and 5,143,501 restricted stock units under its current incentive stock program. At June 30, 2020, approximately 113 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at June 30, 2020 is as follows:

	Outstanding	Exercisable
Number of shares	30,771,662	21,898,193
Weighted average remaining life (years)	6.4	5.4
Weighted average exercise price	$54.61	$45.34
Aggregate intrinsic value (in millions)	$1,133	$1,009

The total unrecognized share-based compensation cost at June 30, 2020 amounted to approximately $594 million which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $7.4 billion at June 30, 2020 and $6.8 billion at December 31, 2019 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2020 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2020 and December 31, 2019, Abbott held the gross notional amount of $9.2 billion and $9.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $556 million and $546 million as of June 30, 2020 and December 31, 2019, respectively, as a hedge of the net investment in certain foreign subsidiaries.  The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at June 30, 2020 and December 31, 2019 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2020 and December 31, 2019:

	Fair Value - Assets			Fair Value - Liabilities
	June 30,	Dec. 31,		June 30,	Dec. 31,
(in millions)	2020	2019	Balance Sheet Caption	2020	2019	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$243	$48	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities

Foreign currency forward exchange contracts:
Hedging instruments	117	110	Prepaid expenses and other receivables	74	56	Other accrued liabilities
Others not designated as hedges	53	38	Prepaid expenses and other receivables	31	33	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	556	546	Long-term debt
	$413	$196		$661	$635

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2020 and 2019.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$(89)	$(2)	$138	$(21)	$31	$17	$42	$32	Cost of products sold

Debt designated as a hedge of net investment in a foreign subsidiary	(2)	—	(10)	—	—	—	—	—	n/a

Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	27	96	195	139	Interest expense

Gains of $67 million and $26 million were recognized in the three months ended June 30, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  Losses of $98 million and gains of $75 million were recognized in the six months ended June 30, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2020 and December 31, 2019 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Long-term Investment Securities:
Equity securities	$728	$728	$836	$836
Other	48	48	47	47
Total Long-term Debt	(19,474)	(23,296)	(17,938)	(20,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	170	170	148	148
(Payable) position	(105)	(105)	(89)	(89)
Interest Rate Hedge Contracts:
Receivable position	243	243	48	48

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
June 30, 2020:
Equity securities	$343	$343	$—	$—
Interest rate swap derivative financial instruments	243	—	243	—
Foreign currency forward exchange contracts	170	—	170	—
Total Assets	$756	$343	$413	$—

Fair value of hedged long-term debt	$3,082	$—	$3,082	$—
Foreign currency forward exchange contracts	105	—	105	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,255	$—	$3,187	$68

December 31, 2019:
Equity securities	$357	$357	$—	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$553	$357	$196	$—

Fair value of hedged long-term debt	$2,890	$—	$2,890	$—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,047	$—	$2,979	$68

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $85 million to $120 million. The recorded accrual balance at June 30, 2020 for these proceedings and exposures was approximately $105 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost - benefits earned during the period	$81	$61	$166	$125	$11	$6	$23	$12
Interest cost on projected benefit obligations	74	85	149	169	9	13	21	26
Expected return on plan assets	(191)	(178)	(383)	(356)	(7)	(7)	(14)	(14)
Net amortization of:
Actuarial loss, net	64	33	127	66	2	5	10	11
Prior service cost (credit)	1	1	1	1	(7)	(8)	(14)	(16)
Net cost - continuing operations	$29	$2	$60	$5	$8	$9	$26	$19

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2020 and 2019, $335 million and $326 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental plans in each year.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2020, taxes on earnings from continuing operations include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. and $67 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first six months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. In the first six months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $90 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter of 2019.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $70 million and $410 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters. In the U.S., Abbott’s federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015.

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

June 30, 2020

(Unaudited)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Established Pharmaceutical Products	$1,013	$1,108	$2,057	$2,100	$206	$214	$387	$373
Nutritional Products	1,883	1,875	3,787	3,667	474	447	933	827
Diagnostic Products	1,994	1,905	3,820	3,746	522	466	927	900
Medical Devices	2,423	3,075	5,360	5,970	391	917	1,194	1,764
Total Reportable Segments	7,313	7,963	15,024	15,483	1,593	2,044	3,441	3,864
Other	15	16	30	31
Net sales	$7,328	$7,979	$15,054	$15,514
Corporate functions and benefit plan costs					(106)	(99)	(238)	(201)
Net interest expense					(125)	(146)	(246)	(294)
Share-based compensation (a)					(115)	(114)	(348)	(340)
Amortization of intangible assets					(553)	(483)	(1,114)	(969)
Other, net (b)					(168)	(100)	(336)	(326)
Earnings from continuing operations before taxes					$526	$1,102	$1,159	$1,734
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and six months ended June 30, 2020 and 2019 includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. Other, net for the three and six months ended June 30, 2020 also includes impairments of equity investments. Other, net for the six months ended June 30, 2019 also includes a charge associated with an R&D asset acquired and immediately expensed.

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

During the first six months of 2020, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways.  As is further described below, some businesses faced challenges, others have been relatively stable, and still others are performing at the levels required to successfully meet new demands. Beginning in February, cardiovascular and neuromodulation procedures and routine core laboratory diagnostic testing volumes declined in China as that country implemented quarantine restrictions and postponed non-emergency health care activities. As March progressed, procedures and routine testing volumes in China steadily improved from the low levels seen in February.

As COVID-19 spread geographically, the impact initially expanded to certain countries in Asia and Europe beginning in late February, and more broadly across Europe and the U.S. during March and April.  As the health care systems in these countries shifted their focus to fighting COVID-19, the impact on cardiovascular and neuromodulation device procedures and routine diagnostic testing volumes was similar to what was experienced in China in February. As a result, as is further described below, sales of cardiovascular and neuromodulation devices and routine diagnostic tests declined during the first six months of 2020 from the prior year.  Encouragingly, routine testing and procedure volume improved across Abbott’s hospital-based businesses as the second quarter progressed as both demand for procedures and availability of health care resources began to return to more normal levels.

Abbott mobilized its teams across multiple fronts to develop and launch six new diagnostic tests for COVID-19:

●	In March, Abbott launched a molecular test on its m2000™ RealTime lab-based platform to detect COVID-19 pursuant to an Emergency Use Authorization (EUA) in the U.S. and CE Mark.
●	In March, Abbott also launched a molecular test to detect COVID-19 on its ID NOW™ rapid point-of-care platform in the U.S. pursuant to an EUA.
●	In April, Abbott launched a lab-based serology blood test on its ARCHITECT® i1000SR and i2000SR® laboratory instruments for the detection of an antibody to determine if someone was previously infected with the virus. The serology test was granted an EUA in the U.S. on April 26, 2020 and CE Mark on April 24, 2020.
●	In May, Abbott launched a lab-based serology blood test on its Alinity® i system pursuant to an EUA in the U.S. and CE Mark.
●	In May, Abbott also launched a molecular test on its Alinity m system to detect COVID-19 pursuant to an EUA in the U.S. Abbott received CE Mark for this test in June 2020.
●	In June, Abbott launched a lateral flow COVID-19 rapid antibody test on its Panbio™ system in select countries. This serology test detects an antibody to determine if someone was previously infected with the virus.

During the first six months of 2020, Abbott’s COVID-19 testing related sales totaled $652 million, of which the vast majority were generated in the second quarter of 2020.

Abbott is continually implementing business continuity plans in the face of the pandemic.  Due to the critical nature of its products and services, Abbott was generally exempt from governmental orders issued during the first quarter of 2020 in the U.S. and other countries requiring businesses to cease operations. The majority of its office-based work was conducted remotely during the period of such governmental orders and the company implemented strict travel restrictions.  As governmental orders were lifted in May and June 2020, Abbott entered a new phase in its operations whereby some office-based employees started working at Abbott’s offices on a rotational basis.  Abbott has taken aggressive steps to limit exposure and enhance the safety of its facilities for employees working to continue to supply healthcare products to hospital and other customers.

With respect to Abbott’s financial position, at June 30, 2020, Abbott’s cash and cash equivalents and short-term investments totaled approximately $5.0 billion compared to $4.1 billion at December 31, 2019.  The increase includes the impact of a $1.3 billion bond offering that was completed in June 2020.  Existing credit agreements are in place that would provide additional access to $5 billion, if needed.

Due to the unpredictability of the duration and impact of the current COVID-19 pandemic, the extent to which the COVID-19 pandemic may have a material effect on its business, financial condition or results of operations is uncertain.

The following table details sales by reportable segment for the three and six months ended June 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,013	$1,108	(8.6)%	(7.9)%	(0.7)%
Nutritional Products	1,883	1,875	0.4	(2.7)	3.1
Diagnostic Products	1,994	1,905	4.7	(2.4)	7.1
Medical Devices	2,423	3,075	(21.2)	(1.3)	(19.9)
Total Reportable Segments	7,313	7,963	(8.2)	(2.8)	(5.4)
Other	15	16	(11.3)	(1.0)	(10.3)
Net Sales	$7,328	$7,979	(8.2)	(2.8)	(5.4)

Total U.S.	$2,638	$2,850	(7.4)	—	(7.4)

Total International	$4,690	$5,129	(8.6)	(4.4)	(4.2)

	Net Sales to External Customers
	Six Months	Six Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange

Established Pharmaceutical Products	$2,057	$2,100	(2.1)%	(6.1)%	4.0%
Nutritional Products	3,787	3,667	3.3	(1.8)	5.1
Diagnostic Products	3,820	3,746	2.0	(2.0)	4.0
Medical Devices	5,360	5,970	(10.2)	(1.4)	(8.8)
Total Reportable Segments	15,024	15,483	(3.0)	(2.3)	(0.7)
Other	30	31	(3.4)	(1.1)	(2.3)
Net Sales	$15,054	$15,514	(3.0)	(2.3)	(0.7)

Total U.S.	$5,494	$5,604	(1.9)	—	(1.9)

Total International	$9,560	$9,910	(3.5)	(3.5)	—

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 5.4 percent decrease in total net sales in the second quarter of 2020, excluding the impact of foreign exchange, was primarily driven by a decrease in the Medical Devices segment as a result of the COVID-19 pandemic.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates during the period compared to the second quarter of 2019.  The relatively stronger U.S. dollar decreased total international sales by 4.4 percent and total sales by 2.8 percent in the second quarter of 2020.

The 0.7 percent decrease in total net sales during the first six months of 2020, excluding the impact of foreign exchange, was driven by a decrease in the Medical Devices segment due to reduced procedure volumes as a result of the pandemic.  The decrease in the Medical Devices segment was mostly offset by growth in the Nutritional Products, Diagnostics and Established Pharmaceuticals segments. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first six months of 2020 as the relatively stronger U.S. dollar decreased total international sales by 3.5 percent and total sales by 2.3 percent.

The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,577	$1,605	(1.7)%	(7.6)%	5.9%
Other Emerging Markets	480	495	(3.1)	(1.0)	(2.1)

Nutritionals —
International Pediatric Nutritionals	1,111	1,152	(3.6)	(2.6)	(1.0)
U.S. Pediatric Nutritionals	1,002	928	8.0	—	8.0
International Adult Nutritionals	1,056	982	7.6	(3.9)	11.5
U.S. Adult Nutritionals	618	605	2.2	—	2.2

Diagnostics —
Core Laboratory	1,976	2,230	(11.4)	(2.2)	(9.2)
Molecular	498	215	131.1	(4.6)	135.7
Point of Care	256	280	(8.4)	(0.6)	(7.8)
Rapid Diagnostics	1,090	1,021	6.8	(1.3)	8.1

Medical Devices —
Rhythm Management	875	1,062	(17.6)	(1.2)	(16.4)
Electrophysiology	687	835	(17.8)	(0.8)	(17.0)
Heart Failure	361	385	(6.1)	(0.5)	(5.6)
Vascular (a)	1,106	1,439	(23.1)	(1.2)	(21.9)
Structural Heart	541	676	(20.0)	(1.1)	(18.9)
Neuromodulation	283	405	(30.1)	(0.6)	(29.5)
Diabetes Care	1,507	1,168	29.0	(2.9)	31.9

(a) Vascular Product Lines:
Coronary and Endovascular	1,069	1,378	(22.4)	(1.3)	(21.1)

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 5.9 percent compared to the first six months of 2019 led primarily by growth in China, Russia, India and various countries in Latin America.  The six-month growth rate was negatively impacted by lower demand in the second quarter of 2020 due to the increased spread of COVID-19 across several emerging market countries. Other Emerging Markets, excluding the effect of foreign exchange, decreased by 2.1 percent in the first six months of 2020.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 1.0 percent in the first six months of 2020 versus the comparable 2019 period.  Growth across Abbott’s pediatric products in various countries in Southeast Asia and Latin America was more than offset by challenging market dynamics in the Greater China infant category. U.S. Pediatric Nutritional sales increased 8.0 percent primarily due to increased demand for Pedialyte®, Abbott’s oral rehydration brand.  The 11.5 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Glucerna® and Ensure® brands in several countries.  U.S. Adult Nutritional sales increased 2.2 percent primarily due to growth in Ensure.

In the Diagnostics segment, Core Laboratory sales decreased 9.2 percent, excluding the effect of foreign exchange, as the lower volume of routine testing performed in hospital and other laboratories due to COVID-19 was partially offset by sales  of Abbott’s COVID-19 laboratory-based tests for the detection of the IgG antibody, which determines if someone was previously infected with the virus.  Core Laboratory IgG antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $152 million in the first six months of 2020.  The 135.7 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, reflects higher volumes due to demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000 and Alinity m platforms. Molecular Diagnostics COVID-19 testing-related sales were $318 million in the first six months of 2020.

In Rapid Diagnostics, sales increased 8.1 percent, excluding the effect of foreign exchange, as strong demand for Abbott’s point-of-care COVID-19 molecular test on its ID NOW platform in the U.S. and increased testing in the first quarter for the flu in the U.S. was partially offset by the unfavorable impact of COVID-19 on routine diagnostic testing.  Rapid Diagnostics COVID-19 testing-related sales were $182 million in the first six months of 2020.

Excluding the effect of foreign exchange, total Medical Devices sales decreased 8.8 percent; the decrease was driven by the impact of COVID-19 on Abbott’s cardiovascular and neuromodulation businesses, partially offset by double-digit growth in Diabetes Care.  Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  FreeStyle Libre sales totaled $1.197 billion in the first six months of 2020, which reflected a 50.4 percent increase, excluding the effect of foreign exchange, over the first six months of 2019 when FreeStyle Libre sales totaled $812 million.  In June, Abbott announced U.S. Food and Drug Administration (FDA) clearance of FreeStyle Libre 2 as an integrated continuous glucose monitoring (iCGM) system for adults and children ages 4 and older with diabetes.

In Abbott’s cardiovascular and neuromodulation businesses, revenues during the first six months of 2020 were negatively impacted by reduced procedure volumes due to COVID-19.  Procedure volume trends improved over the course of the second quarter as both demand for procedures and availability of healthcare resources began to return to more normal levels.  In April, Abbott announced CE Mark approval for its TriClip® heart valve repair system, the world’s first minimally invasive, clip-based tricuspid heart valve repair device.  In July, Abbott announced U.S. FDA approval of its next-generation Gallant™ implantable cardioverter defibrillator and cardiac resynchronization therapy defibrillator devices to help manage heart rhythm disorders. These devices offer Bluetooth technology and a new patient smartphone app for improved remote monitoring and enhanced patient-physician engagement.

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

The gross profit margin percentage was 47.9 percent for the second quarter of 2020 compared to 52.8 percent for the second quarter of 2019.  The gross profit margin percentage was 49.1 percent for the first six months of 2020 compared to 52.3 percent for the first six months of 2019.  The decreases in the gross profit margin percentage primarily reflect the unfavorable impact of COVID-19 and the mix of geographical sales on the cardiovascular, neuromodulation and core diagnostic businesses, as well as the increase in intangible asset amortization and the unfavorable effect of foreign exchange on gross margin in 2020.

Research and development expenses decreased by $13 million, or 2.1 percent, in the second quarter of 2020 and decreased by $107 million, or 8.6 percent, in the first six months of 2020 compared to the prior year. The decrease in the second quarter of 2020 reflects lower R&D spending in various businesses and the favorable effect of foreign exchange. The decrease in R&D spending in the first six months of 2020 primarily reflects the immediate expensing in the first quarter of 2019 of an R&D asset valued at $102 million, in conjunction with the acquisition of Cephea Valve Technologies, Inc. The decrease in R&D expense during the first six months of 2020 was also driven by the favorable effect of foreign exchange. For the six months ended June 30, 2020, research and development expenditures totaled $608 million for the Medical Devices segment, $270 million for the Diagnostic Products segment, $90 million for the Nutritional Products segment and $85 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses decreased 6.5 percent in the second quarter and decreased 1.8 percent in the first six months of 2020.  The decrease in the quarter is primarily due to the favorable effect of foreign exchange, lower travel expenses due to COVID-19 mobility restrictions, and various cost saving initiatives to mitigate the unfavorable impact of COVID-19 on sales in 2020.  The decrease in the first six months of 2020 is due primarily to the favorable effect of foreign exchange.

Restructuring Plans

The results for the first six months of 2020 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere or as a part of various cost reduction programs. Abbott recorded employee related severance and other charges of $33 million in the first six months of 2020 related to these initiatives, of which $4 million is recognized in Cost of products sold, $2 million is recognized in Research and development and $27 million is recognized in SG&A. See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net totaled $22 million of expense in the second quarter of 2020 compared to $38 million of income in 2019 and $21 million of expense in the first six months of 2020 compared to $85 million of income in 2019. The changes in Other (income) expense, net primarily reflect equity investment impairments that totaled approximately $60 million in the second quarter of 2020 and $110 million in the first six months of 2020.

Interest Expense, net

Interest expense, net decreased $21 million in the second quarter of 2020 and $48 million in the first six months of 2020 due to a reduction in interest expense resulting from the favorable impact of the euro debt financing in November of 2019, the repayment of debt in 2019 and a lower interest rate environment in 2020.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2020, taxes on earnings from continuing operations include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. and $67 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first six months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.  In the first six months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $90 million in excess tax benefits associated with share-based compensation.  The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter of 2019.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease between $70 million and $410 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.  In the U.S., Abbott's federal income tax returns through 2016 are settled except for the federal income tax returns of the former Alere consolidated group which are settled through 2015.

Liquidity and Capital Resources June 30, 2020 Compared with December 31, 2019

On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.  Abbott intends to use the net proceeds from the notes offering to repay the approximately $1.3 billion of 0.00% Notes due September 2020.

The $903 million increase in cash and cash equivalents from $3.9 billion at December 31, 2019 to $4.8 billion at June 30, 2020 primarily reflects the proceeds from the issuance of $1.3 billion of debt and the favorable impact of cash generated by operating activities, partially offset by the payment of dividends and capital expenditures.  Working capital was $6.3 billion at June 30, 2020 and $4.8 billion at December 31, 2019.  The $1.5 billion increase was due in large part to the higher level of cash and cash equivalents noted above as well as an increase in inventory related to shifting demand dynamics.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2020 totaled $2.0 billion, an increase of $265 million over the prior year due primarily to a decrease in cash taxes paid, payment timing for various accrued expenses and lower interest payments, partially offset by lower earnings from operations.  Other, net in Net cash from operating activities for the first six months of 2020 was a use of $205 million and includes the impact of the payment of cash taxes of approximately $285 million and $335 million of pension contributions, partially offset by payment timing for various accrued expenses and the impact of non-cash charges related to equity investment impairments.  Other, net in Net cash from operating activities for the first six months of 2019 was a use of $875 million and includes $326 million of pension contributions and the payment of cash taxes of approximately $615 million.   Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

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

At June 30, 2020, Abbott’s long-term debt rating was A- by Standard & Poor’s Corporation and A3 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. This authorization is in addition to the $270 million unused portion of the share repurchase program authorized in 2014.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.  No shares have been issued under this authorization.

In each of the first two quarters of 2020, Abbott declared a quarterly dividend of $0.36 per share on its common shares, which represents an increase of approximately 12.5 percent over the $0.32 per share quarterly dividend declared in each of the first two quarters of 2019.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties, including the impact of the COVID-19 pandemic on Abbott's operations and financial results, that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott's operations are discussed in Item 1A, "Risk Factors'', in the 2019 Annual Report on Form 10-K and in Item 1A, “Risk Factors”, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2020, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
April 1, 2020 - April 30, 2020	76,831	(1)	$98.00	0	$3,270,234,923	(2)
May 1, 2020 - May 31, 2020	9,188	(1)	92.10	0	3,270,234,923	(2)
June 1, 2020 - June 30, 2020	791	(1)	90.90	0	3,270,234,923	(2)
Total	86,810	(1)	$97.31	0	$3,270,234,923	(2)

1.    These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 76,831 in April, 9,188 in May, and 791 in June.

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

4.1

Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 1.150% Notes due 2028 and 1.400% Notes due 2030, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020.

4.2	Form of 1.150% Notes due 2028, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 of such Current Report on Form 8-K).

4.3	Form of 1.400% Notes due 2030, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 of such Current Report on Form 8-K).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders' Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: July 29, 2020