Form 10-Q
period 2020-09-30
ABBOTT LABORATORIES
filed 2020-11-04
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, Abbott Laboratories had 1,772,361,581 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net sales	$8,853	$8,076	$23,907	$23,590
Cost of products sold, excluding amortization of intangible assets	3,966	3,358	10,510	9,797
Amortization of intangible assets	510	484	1,624	1,453
Research and development	580	596	1,722	1,845
Selling, general and administrative	2,302	2,440	7,126	7,352
Total operating cost and expenses	7,358	6,878	20,982	20,447
Operating earnings	1,495	1,198	2,925	3,143
Interest expense	137	167	410	506
Interest (income)	(10)	(24)	(37)	(69)
Net foreign exchange (gain) loss	(7)	7	(3)	9
Other (income) expense, net	(46)	(55)	(25)	(140)
Earnings from continuing operations before taxes	1,421	1,103	2,580	2,837
Tax expense on earnings from continuing operations	189	143	267	199
Earnings from continuing operations	1,232	960	2,313	2,638

Earnings from discontinued operations, net of tax	—	—	20	—

Net Earnings	$1,232	$960	$2,333	$2,638

Basic Earnings Per Common Share —
Continuing operations	$0.69	$0.54	$1.30	$1.48
Discontinued operations	—	—	0.01	—
Net earnings	$0.69	$0.54	$1.31	$1.48

Diluted Earnings Per Common Share —
Continuing operations	$0.69	$0.53	$1.29	$1.47
Discontinued operations	—	—	0.01	—
Net earnings	$0.69	$0.53	$1.30	$1.47

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,774,475	1,771,521	1,772,166	1,767,985
Dilutive Common Stock Options	13,378	12,646	12,381	12,818
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,787,853	1,784,167	1,784,547	1,780,803
Outstanding Common Stock Options Having No Dilutive Effect	—	61	—	61

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net Earnings	$1,232	$960	$2,333	$2,638
Foreign currency translation gain (loss) adjustments	112	(478)	(677)	(265)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $14 and $42 in 2020 and $7 and $21 in 2019	28	31	122	80
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $(43) and $(24) in 2020 and $23 and $8 in 2019	(104)	49	(24)	8
Other comprehensive income (loss)	36	(398)	(579)	(177)
Comprehensive Income	$1,268	$562	$1,754	$2,461

	September 30,	December 31,
	2020	2019
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,601)	$(4,924)
Net actuarial (losses) and prior service (costs) and credits	(3,418)	(3,540)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	(25)	(1)
Accumulated other comprehensive income (loss)	$(9,044)	$(8,465)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$4,480	$3,860
Short-term investments	251	280
Trade receivables, less allowances of $446 in 2020 and $384 in 2019	5,649	5,425
Inventories:
Finished products	3,173	2,784
Work in process	721	560
Materials	1,258	972
Total inventories	5,152	4,316
Prepaid expenses and other receivables	1,858	1,786
Total Current Assets	17,390	15,667
Investments	803	883
Property and equipment, at cost	17,972	16,799
Less: accumulated depreciation and amortization	9,352	8,761
Net property and equipment	8,620	8,038
Intangible assets, net of amortization	15,208	17,025
Goodwill	23,338	23,195
Deferred income taxes and other assets	3,684	3,079
	$69,043	$67,887

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$208	$201
Trade accounts payable	3,189	3,252
Salaries, wages and commissions	1,439	1,237
Other accrued liabilities	4,659	4,035
Dividends payable	639	635
Income taxes payable	117	226
Current portion of long-term debt	6	1,277
Total Current Liabilities	10,257	10,863
Long-term debt	18,349	16,661
Post-employment obligations, deferred income taxes and other long-term liabilities	8,842	9,062
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2020: 1,980,767,223; 2019: 1,976,855,085	24,037	23,853
Common shares held in treasury, at cost — Shares: 2020: 208,405,642; 2019: 214,351,838	(9,873)	(10,147)
Earnings employed in the business	26,266	25,847
Accumulated other comprehensive income (loss)	(9,044)	(8,465)
Total Abbott Shareholders’ Investment	31,386	31,088
Noncontrolling Interests in Subsidiaries	209	213
Total Shareholders’ Investment	31,595	31,301
	$69,043	$67,887

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended September 30
	2020	2019
Common Shares:
Balance at June 30
Shares: 2020: 1,979,594,379; 2019: 1,976,248,129	$23,893	$23,665
Issued under incentive stock programs
Shares: 2020: 1,172,844; 2019: 457,156	48	18
Share-based compensation	101	93
Issuance of restricted stock awards	(5)	(5)
Balance at September 30
Shares: 2020: 1,980,767,223; 2019: 1,976,705,285	$24,037	$23,771

Common Shares Held in Treasury:
Balance at June 30
Shares: 2020: 209,064,380; 2019: 208,850,514	$(9,904)	$(9,659)
Issued under incentive stock programs
Shares: 2020: 664,727; 2019: 605,458	32	28
Purchased
Shares: 2020: 5,989; 2019: 4,524	(1)	—
Balance at September 30
Shares: 2020: 208,405,642; 2019: 208,249,580	$(9,873)	$(9,631)

Earnings Employed in the Business:
Balance at June 30	$25,669	$25,045
Net earnings	1,232	960
Cash dividends declared on common shares (per share — 2020: $0.36; 2019: $0.32)	(641)	(570)
Effect of common and treasury share transactions	6	5
Balance at September 30	$26,266	$25,440

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(9,080)	$(7,365)
Other comprehensive income (loss)	36	(398)
Balance at September 30	$(9,044)	$(7,763)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$220	$208
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(11)	(6)
Balance at September 30	$209	$202

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Nine Months Ended September 30
	2020	2019
Common Shares:
Balance at January 1
Shares: 2020: 1,976,855,085; 2019: 1,971,189,465	$23,853	$23,512
Issued under incentive stock programs
Shares: 2020: 3,912,138; 2019: 5,515,820	167	205
Share-based compensation	451	436
Issuance of restricted stock awards	(434)	(382)
Balance at September 30
Shares: 2020: 1,980,767,223; 2019: 1,976,705,285	$24,037	$23,771

Common Shares Held in Treasury:
Balance at January 1
Shares: 2020: 214,351,838; 2019: 215,570,043	$(10,147)	$(9,962)
Issued under incentive stock programs
Shares: 2020: 6,211,326; 2019: 7,591,844	295	352
Purchased
Shares: 2020: 265,130; 2019: 271,381	(21)	(21)
Balance at September 30
Shares: 2020: 208,405,642; 2019: 208,249,580	$(9,873)	$(9,631)

Earnings Employed in the Business:
Balance at January 1	$25,847	$24,560
Impact of adoption of new accounting standard	(5)	—
Net earnings	2,333	2,638
Cash dividends declared on common shares (per share — 2020: $1.08; 2019: $0.96)	(1,922)	(1,706)
Effect of common and treasury share transactions	13	(52)
Balance at September 30	$26,266	$25,440

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,465)	$(7,586)
Other comprehensive income (loss)	(579)	(177)
Balance at September 30	$(9,044)	$(7,763)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$213	$198
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(4)	4
Balance at September 30	$209	$202

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2020	2019
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,333	$2,638
Adjustments to reconcile net earnings to net cash from operating activities -
Depreciation	837	805
Amortization of intangible assets	1,624	1,453
Share-based compensation	448	434
Trade receivables	(343)	(357)
Inventories	(838)	(730)
Other, net	42	(523)
Net Cash From Operating Activities	4,103	3,720

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,498)	(1,204)
Acquisitions of businesses and technologies, net of cash acquired	(32)	(171)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	(15)	(22)
Other	13	23
Net Cash (Used in) Investing Activities	(1,484)	(1,326)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	3	52
Proceeds from issuance of long-term debt	1,280	—
Repayments of long-term debt	(1,332)	(523)
Purchases of common shares	(242)	(222)
Proceeds from stock options exercised	229	291
Dividends paid	(1,919)	(1,702)
Other	(11)	—
Net Cash (Used in) Financing Activities	(1,992)	(2,104)

Effect of exchange rate changes on cash and cash equivalents	(7)	(43)

Net Increase in Cash and Cash Equivalents	620	247
Cash and Cash Equivalents, Beginning of Year	3,860	3,844
Cash and Cash Equivalents, End of Period	$4,480	$4,091

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

The following tables provide detail by sales category:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$799	$799	$—	$891	$891
Other	—	300	300	—	321	321
Total	—	1,099	1,099	—	1,212	1,212

Nutritionals —
Pediatric Nutritionals	488	518	1,006	478	566	1,044
Adult Nutritionals	330	588	918	310	520	830
Total	818	1,106	1,924	788	1,086	1,874

Diagnostics —
Core Laboratory	284	892	1,176	272	905	1,177
Molecular	220	238	458	35	76	111
Point of Care	96	35	131	112	32	144
Rapid Diagnostics	533	342	875	283	194	477
Total	1,133	1,507	2,640	702	1,207	1,909

Medical Devices —
Rhythm Management	242	265	507	265	273	538
Electrophysiology	192	249	441	185	242	427
Heart Failure	144	46	190	136	50	186
Vascular	230	400	630	251	446	697
Structural Heart	159	194	353	158	190	348
Neuromodulation	170	36	206	165	39	204
Diabetes Care	226	617	843	175	490	665
Total	1,363	1,807	3,170	1,335	1,730	3,065

Other	15	5	20	9	7	16

Total	$3,329	$5,524	$8,853	$2,834	$5,242	$8,076

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,376	$2,376	$—	$2,496	$2,496
Other	—	780	780	—	816	816
Total	—	3,156	3,156	—	3,312	3,312

Nutritionals —
Pediatric Nutritionals	1,490	1,629	3,119	1,406	1,718	3,124
Adult Nutritionals	948	1,644	2,592	915	1,502	2,417
Total	2,438	3,273	5,711	2,321	3,220	5,541

Diagnostics —
Core Laboratory	840	2,312	3,152	793	2,614	3,407
Molecular	429	527	956	113	213	326
Point of Care	278	109	387	334	90	424
Rapid Diagnostics	1,246	719	1,965	881	617	1,498
Total	2,793	3,667	6,460	2,121	3,534	5,655

Medical Devices —
Rhythm Management	655	727	1,382	790	810	1,600
Electrophysiology	476	652	1,128	549	713	1,262
Heart Failure	411	140	551	428	143	571
Vascular	628	1,108	1,736	787	1,349	2,136
Structural Heart	386	508	894	446	578	1,024
Neuromodulation	392	97	489	485	124	609
Diabetes Care	614	1,736	2,350	485	1,348	1,833
Total	3,562	4,968	8,530	3,970	5,065	9,035

Other	30	20	50	26	21	47

Total	$8,823	$15,084	$23,907	$8,438	$15,152	$23,590

Remaining Performance Obligations

As of September 30, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.6 billion in the Diagnostics segment and approximately $430 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 18 percent over the subsequent 12 months and the remainder thereafter.

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2019	$294
Unearned revenue from cash received during the period	350
Revenue recognized related to contract liability balance	(293)
Balance at September 30, 2020	$351

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2020 and 2019 were $1.226 billion and $954 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $2.302 billion and $2.622 billion, respectively. Net earnings allocated to common shares for the three months ended September 30, 2020 and 2019 were $1.226 billion and $954 million, respectively, and for the nine months ended September 30, 2020 and 2019 were $2.322 billion and $2.622 billion, respectively.

Earnings from discontinued operations, net of tax, in the first nine months of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2020 includes $350 million of pension contributions and the payment of cash taxes of approximately $700 million.  The first nine months of 2019 includes $337 million of pension contributions and the payment of cash taxes of approximately $775 million.

The following summarizes the activity for the first nine months of 2020 related to the allowance for doubtful accounts as of September 30, 2020:

(in millions)
Allowance for Doubtful Accounts
Balance at December 31, 2019	$228
Impact of adopting ASU 2016-13	7
Provisions/charges to income	63
Amounts charged off and other deductions	(14)
Balance at September 30, 2020	$284

The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable. Abbott considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific exposures related to particular customers.  Abbott also monitors other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances.

The components of long-term investments as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
(in millions)	2020	2019
Long-term Investments
Equity securities	$755	$836
Other	48	47
Total	$803	$883

Abbott’s long-term investments as of September 30, 2020 declined versus the balance as of December 31, 2019 due to investment impairments totaling approximately $110 million, recorded in Other (income) expense, net within the Condensed Consolidated Statement of Earnings, which was partially offset by approximately $30 million of additional investments during the first nine months of 2020.

Abbott's equity securities as of September 30, 2020 include approximately $336 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2020 with a carrying value of approximately $292 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $112 million that do not have a readily determinable fair value. The $112 million carrying value is net of an approximately $60 million impairment of an investment in the second quarter of 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

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

September 30, 2020

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
					Cumulative Gains
					(Losses) on
			Net Actuarial		Derivative
	Cumulative Foreign		(Losses) and Prior		Instruments
	Currency Translation		Service (Costs)		Designated as
	Adjustments		and Credits		Cash Flow Hedges
(in millions)	2020	2019	2020	2019	2020	2019
Balance at June 30	$(5,713)	$(4,699)	$(3,446)	$(2,677)	$79	$11
Other comprehensive income (loss) before reclassifications	112	(478)	(21)	7	(74)	67
Amounts reclassified from accumulated other comprehensive income	—	—	49	24	(30)	(18)
Net current period comprehensive income (loss)	112	(478)	28	31	(104)	49
Balance at September 30	$(5,601)	$(5,177)	$(3,418)	$(2,646)	$(25)	$60

	Nine Months Ended September 30
					Cumulative Gains
					(Losses) on
			Net Actuarial		Derivative
	Cumulative Foreign		(Losses) and Prior		Instruments
	Currency Translation		Service (Costs)		Designated as
	Adjustments		and Credits		Cash Flow Hedges
(in millions)	2020	2019	2020	2019	2020	2019
Balance at January 1	$(4,924)	$(4,912)	$(3,540)	$(2,726)	$(1)	$52
Other comprehensive income (loss) before reclassifications	(677)	(265)	(23)	9	35	48
Amounts reclassified from accumulated other comprehensive income	—	—	145	71	(59)	(40)
Net current period comprehensive income (loss)	(677)	(265)	122	80	(24)	8
Balance at September 30	$(5,601)	$(5,177)	$(3,418)	$(2,646)	$(25)	$60

Reclassified amounts for foreign currency translation are recorded in the Condensed Consolidated Statement of Earnings as Net foreign exchange (gain) loss; and amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at September 30, 2020 and $23.2 billion at December 31, 2019. Foreign currency translation adjustments increased goodwill by approximately $144 million in the first nine months of 2020. The amount of goodwill related to reportable segments at September 30, 2020 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.7 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment.  There was no reduction of goodwill relating to impairments in the first nine months of 2020.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.5 billion as of September 30, 2020 and $27.6 billion as of December 31, 2019, and accumulated amortization was $13.5 billion as of September 30, 2020 and $11.9 billion as of December 31, 2019. Foreign currency translation adjustments decreased intangible assets by $69 million in the first nine months of 2020. An asset impairment related to the Medical Devices segment decreased intangible assets by $148 million in the third quarter and first nine months of 2020. The impairment was recorded in the Cost of products sold, excluding amortization of intangible assets line of Abbott's Condensed Consolidated Statement of Earnings. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.1 billion in 2020, $2.0 billion per year in 2021, 2022, and 2023 and $1.9 billion in 2024.

Indefinite-lived intangible assets, which relate to in-process R&D acquired in a business combination, were approximately $1.2 billion and $1.3 billion as of September 30, 2020 and December 31, 2019, respectively.

Note 7 — Restructuring Plans

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. In the first nine months of 2020, charges of $13 million were recognized, of which $6 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $6 million as Selling, general and administrative expense.  The following summarizes the activity for the first nine months of 2020 related to these actions and the status of the related accrual as of September 30, 2020:

(in millions)
Accrued balance at December 31, 2019	$46
Restructuring charges recorded in 2020	13
Payments and other adjustments	(24)
Accrued balance at September 30, 2020	$35

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first nine months of 2020, charges of $29 million were recognized, of which $1 million is recorded in Cost of products sold, $1 million is recorded in Research and development and $27 million as Selling, general and administrative expense.  The following summarizes the activity for the first nine months of 2020 related to these restructuring actions and the status of the related accrual as of September 30, 2020:

(in millions)
Accrued balance at December 31, 2019	$79
Restructuring charges recorded in 2020	29
Payments and other adjustments	(24)
Accrued balance at September 30, 2020	$84

Note 8 — Incentive Stock Programs

In the first nine months of 2020, Abbott granted 4,006,336 stock options, 568,471 restricted stock awards and 5,183,375 restricted stock units under its current incentive stock program. At September 30, 2020, approximately 113 million common shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2020 is as follows:

	Outstanding	Exercisable
Number of shares	29,352,400	20,764,950
Weighted average remaining life (years)	6.2	5.2
Weighted average exercise price	$55.34	$45.92
Aggregate intrinsic value (in millions)	$1,570	$1,306

The total unrecognized share-based compensation cost at September 30, 2020 amounted to approximately $499 million which is expected to be recognized over the next three years.

Note 9 — Debt and Lines of Credit

On September 28, 2020, Abbott repaid the €1.140 billion outstanding principal amount of its 0.00% Notes due 2020 upon maturity. The repayment equated to approximately $1.3 billion.

On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $7.9 billion at September 30, 2020 and $6.8 billion at December 31, 2019, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2020 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At September 30, 2020 and December 31, 2019, Abbott held the gross notional amount of $8.9 billion and $9.1 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $566 million and $546 million as of September 30, 2020 and December 31, 2019, respectively, as a hedge of the net investment in certain foreign subsidiaries.  The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at September 30, 2020 and December 31, 2019 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2020 and December 31, 2019:

	Fair Value - Assets			Fair Value - Liabilities
	Sept. 30,	Dec. 31,		Sept. 30,	Dec. 31,
(in millions)	2020	2019	Balance Sheet Caption	2020	2019	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$232	$48	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	89	110	Prepaid expenses and other receivables	241	56	Other accrued liabilities
Others not designated as hedges	37	38	Prepaid expenses and other receivables	62	33	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	566	546	Long-term debt
	$358	$196		$869	$635

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2020 and 2019.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$103	$99	$(35)	$78	$48	$26	$90	$58	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(10)	—	(20)	—	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(11)	35	184	174	Interest expense

Losses of $100 million and gains of $49 million were recognized in the three months ended September 30, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  Losses of $198 million and gains of $124 million were recognized in the nine months ended September 30, 2020 and 2019, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2020 and December 31, 2019 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$755	$755	$836	$836
Other	48	48	47	47
Total Long-term Debt	(18,355)	(22,224)	(17,938)	(20,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	126	126	148	148
(Payable) position	(303)	(303)	(89)	(89)
Interest Rate Hedge Contracts:
Receivable position	232	232	48	48

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
September 30, 2020:
Equity securities	$351	$351	$—	$—
Interest rate swap derivative financial instruments	232	—	232	—
Foreign currency forward exchange contracts	126	—	126	—
Total Assets	$709	$351	$358	$—

Fair value of hedged long-term debt	$3,070	$—	$3,070	$—
Foreign currency forward exchange contracts	303	—	303	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,441	$—	$3,373	$68

December 31, 2019:
Equity securities	$357	$357	$—	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$553	$357	$196	$—

Fair value of hedged long-term debt	$2,890	$—	$2,890	$—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,047	$—	$2,979	$68

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $85 million to $120 million. The recorded accrual balance at September 30, 2020 for these proceedings and exposures was approximately $105 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Service cost — benefits earned during the period	$85	$63	$251	$188	$12	$5	$35	$17
Interest cost on projected benefit obligations	75	84	224	253	11	13	32	39
Expected return on plan assets	(193)	(177)	(576)	(533)	(7)	(6)	(21)	(20)
Net amortization of:
Actuarial loss, net	64	33	191	99	5	6	15	17
Prior service cost (credit)	—	—	1	1	(7)	(8)	(21)	(24)
Net cost - continuing operations	$31	$3	$91	$8	$14	$10	$40	$29

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations.  International pension plans are funded according to similar regulations.  In the first nine months of 2020 and 2019, $350 million and $337 million, respectively, were contributed to defined benefit plans and $11 million was contributed to the post-employment medical and dental plans in each year.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2020, taxes on earnings from continuing operations include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. and $87 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first nine months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years. In the first nine months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $95 million in excess tax benefits associated with share-based compensation. The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter of 2019.

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

September 30, 2020

(Unaudited)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30		Ended September 30		Ended September 30		Ended September 30
(in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Established Pharmaceutical Products	$1,099	$1,212	$3,156	$3,312	$201	$281	$588	$654
Nutritional Products	1,924	1,874	5,711	5,541	394	414	1,327	1,241
Diagnostic Products	2,640	1,909	6,460	5,655	875	456	1,802	1,356
Medical Devices	3,170	3,065	8,530	9,035	928	958	2,122	2,722
Total Reportable Segments	8,833	8,060	23,857	23,543	2,398	2,109	5,839	5,973
Other	20	16	50	47
Net sales	$8,853	$8,076	$23,907	$23,590
Corporate functions and benefit plan costs					(129)	(131)	(367)	(332)
Net interest expense					(127)	(143)	(373)	(437)
Share-based compensation (a)					(100)	(94)	(448)	(434)
Amortization of intangible assets					(510)	(484)	(1,624)	(1,453)
Other, net (b)					(111)	(154)	(447)	(480)
Earnings from continuing operations before taxes					$1,421	$1,103	$2,580	$2,837
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and nine months ended September 30, 2020 and 2019 includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. Other, net for the three and nine months ended September 30, 2020 also includes costs related to asset impairments, partially offset by income from the settlement of litigation. Other, net for the nine months ended September 30, 2019 includes charges associated with R&D assets acquired and immediately expensed.

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

During the first nine months of 2020, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways.  As is further described below, some businesses have performed at the levels required to successfully meet new demands, others have faced challenges, and still others have been relatively stable.  Beginning in February, cardiovascular and neuromodulation procedures and routine core laboratory diagnostic testing volumes declined in China as that country implemented quarantine restrictions and postponed non-emergency health care activities.  As March progressed, procedures and routine testing volumes in China steadily improved from the low levels seen in February.

As COVID-19 spread geographically, the impact initially expanded to certain countries in Asia and Europe beginning in late February, and more broadly across Europe and the U.S. during March and April.  As the health care systems in these countries shifted their focus to fighting COVID-19, the impact on cardiovascular and neuromodulation device procedures and routine diagnostic testing volumes was similar to what was experienced in China in February.  COVID-19 affected developed markets most significantly in the second quarter and expanded into key emerging markets in the third quarter.  As a result, as is further described below, some businesses slowed and sales of cardiovascular and neuromodulation devices and routine diagnostic tests declined during the first nine months of 2020 from the prior year.  Encouragingly, routine testing and procedure volume improved across Abbott’s hospital-based businesses as the second quarter progressed and the improvement continued in the third quarter as both demand for procedures and availability of health care resources return to more normal levels.

Abbott mobilized its teams across multiple fronts to develop and launch nine new diagnostic tests for COVID-19:

●	In March, Abbott launched a molecular test on its m2000™ RealTime lab-based platform to detect COVID-19 pursuant to an Emergency Use Authorization (EUA) in the U.S. and CE Mark.
●	In March, Abbott also launched a molecular test to detect COVID-19 on its ID NOW™ rapid point-of-care platform in the U.S. pursuant to an EUA.
●	In April, Abbott launched an IgG (Immunoglobulin G) lab-based serology blood test on its ARCHITECT® i1000SR and i2000SR® laboratory instruments for the detection of an antibody to determine if someone was previously infected with the virus. The serology test was granted an EUA in the U.S. and CE Mark in April 2020.
●	In May, Abbott launched a lab-based serology blood test on its Alinity® i system pursuant to an EUA in the U.S. and CE Mark.
●	In May, Abbott also launched a molecular test on its Alinity m system to detect COVID-19 pursuant to an EUA in the U.S. Abbott received CE Mark for this test in June 2020.
●	In June, Abbott launched a lateral flow COVID-19 rapid antibody test on its Panbio™ system in select countries. This serology test detects an antibody to determine if someone was previously infected with the virus.
●	In August, Abbott launched its AdviseDx SARS-CoV-2 IgM (Immunoglobulin M) lab-based serology test for use on its ARCHITECT and Alinity platforms pursuant to a CE Mark. Abbott was granted an EUA in the U.S. for this test in October 2020.
●	In August, Abbott launched its BinaxNOW™ COVID-19 Ag Card test, a portable, lateral flow rapid test to detect COVID-19 pursuant to an EUA in the U.S.
●	In September, Abbott launched its Panbio rapid antigen test to detect COVID-19 pursuant to a CE Mark. In October, Abbott received approval by the World Health Organization for emergency use listing for the Panbio antigen test.

During the first nine months of 2020, Abbott’s COVID-19 testing related sales totaled $1.533 billion, of which $881 million was generated in the third quarter of 2020.

Abbott is continually implementing business continuity plans in the face of the pandemic.  Due to the critical nature of its products and services, Abbott was generally exempt from governmental orders issued during the first quarter of 2020 in the U.S. and other countries requiring businesses to cease operations. The majority of its office-based work was conducted remotely during the period of such governmental orders and the company implemented strict travel restrictions.  As some governmental orders were lifted in May and June 2020, Abbott entered a new phase in its operations whereby some office-based employees started working at Abbott’s offices on a rotational basis.  Abbott has taken aggressive steps to limit exposure and enhance the safety of facilities for its employees.

With respect to Abbott’s financial position, at September 30, 2020, Abbott’s cash and cash equivalents and short-term investments totaled approximately $4.7 billion compared to $4.1 billion at December 31, 2019. Existing credit agreements are in place that would provide additional access to $5 billion, if needed.

Due to the unpredictability of the duration and impact of the current COVID-19 pandemic, the extent to which the COVID-19 pandemic may have a material effect on its business, financial condition or results of operations is uncertain.

The following table details sales by reportable segment for the three and nine months ended September 30.  Percent changes are versus the prior year and are based on unrounded numbers.

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,099	$1,212	(9.3)%	(6.0)%	(3.3)%
Nutritional Products	1,924	1,874	2.6	(1.5)	4.1
Diagnostic Products	2,640	1,909	38.2	(0.6)	38.8
Medical Devices	3,170	3,065	3.4	0.8	2.6
Total Reportable Segments	8,833	8,060	9.6	(1.0)	10.6
Other	20	16	23.1	1.1	22.0
Net Sales	$8,853	$8,076	9.6	(1.0)	10.6

Total U.S.	$3,329	$2,834	17.4	—	17.4

Total International	$5,524	$5,242	5.4	(1.6)	7.0

	Net Sales to External Customers
	Nine Months	Nine Months
	Ended	Ended		Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange

Established Pharmaceutical Products	$3,156	$3,312	(4.7)%	(6.0)%	1.3%
Nutritional Products	5,711	5,541	3.1	(1.7)	4.8
Diagnostic Products	6,460	5,655	14.2	(1.5)	15.7
Medical Devices	8,530	9,035	(5.6)	(0.6)	(5.0)
Total Reportable Segments	23,857	23,543	1.3	(1.9)	3.2
Other	50	47	6.1	(0.2)	6.3
Net Sales	$23,907	$23,590	1.3	(1.9)	3.2

Total U.S.	$8,823	$8,438	4.6	—	4.6

Total International	$15,084	$15,152	(0.4)	(2.8)	2.4

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 10.6 percent increase in total net sales in the third quarter of 2020, excluding the impact of foreign exchange, was primarily driven by an increase in the Diagnostics segment as a result of demand for Abbott’s portfolio of COVID-19 diagnostics tests on its lab-based immunoassay and molecular diagnostics systems and point-of-care rapid testing platforms. Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates during the period compared to the third quarter of 2019. The relatively stronger U.S. dollar decreased total international sales by 1.6 percent and total sales by 1.0 percent in the third quarter of 2020.

The 3.2 percent increase in total net sales during the first nine months of 2020, excluding the impact of foreign exchange, was driven by increases in the Diagnostics and Nutritional Products segments, partially offset by a decrease in the Medical Devices segment due to reduced procedure volumes as a result of the pandemic.  Abbott’s net sales were unfavorably impacted by changes in foreign exchange rates in the first nine months of 2020 as the relatively stronger U.S. dollar decreased total international sales by 2.8 percent and total sales by 1.9 percent.

The table below provides detail by sales category for the nine months ended September 30. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	September 30,	September 30,	Total	Foreign	Excl. Foreign
(in millions)	2020	2019	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,376	$2,496	(4.8)%	(8.0)%	3.2%
Other Emerging Markets	780	816	(4.4)	(0.1)	(4.3)

Nutritionals —
International Pediatric Nutritionals	1,629	1,718	(5.2)	(2.5)	(2.7)
U.S. Pediatric Nutritionals	1,490	1,406	5.9	—	5.9
International Adult Nutritionals	1,644	1,502	9.5	(3.5)	13.0
U.S. Adult Nutritionals	948	915	3.7	—	3.7

Diagnostics —
Core Laboratory	3,152	3,407	(7.5)	(1.8)	(5.7)
Molecular	956	326	193.0	(3.2)	196.2
Point of Care	387	424	(8.8)	(0.3)	(8.5)
Rapid Diagnostics	1,965	1,498	31.1	(0.8)	31.9

Medical Devices —
Rhythm Management	1,382	1,600	(13.6)	(0.6)	(13.0)
Electrophysiology	1,128	1,262	(10.6)	(0.3)	(10.3)
Heart Failure	551	571	(3.5)	(0.2)	(3.3)
Vascular (a)	1,736	2,136	(18.7)	(0.6)	(18.1)
Structural Heart	894	1,024	(12.7)	(0.4)	(12.3)
Neuromodulation	489	609	(19.7)	(0.2)	(19.5)
Diabetes Care	2,350	1,833	28.2	(1.2)	29.4

(a) Vascular Product Lines:
Coronary and Endovascular	1,676	2,049	(18.2)	(0.7)	(17.5)

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 3.2 percent compared to the first nine months of 2019 led primarily by growth in China and various countries in Asia and Latin America.  The nine-month growth rate was negatively impacted by lower demand in the second and third quarters of 2020 due to the spread of COVID-19 across emerging market countries.  Other Emerging Markets, excluding the effect of foreign exchange, decreased by 4.3 percent in the first nine months of 2020.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 2.7 percent in the first nine months of 2020 versus the comparable 2019 period.  Growth across Abbott’s pediatric products in various countries in Southeast Asia was more than offset by challenging market dynamics in the Greater China infant category. U.S. Pediatric Nutritional sales increased 5.9 percent primarily due to increased demand for Pedialyte®, Abbott’s oral rehydration brand, and Pediasure®. The 13.0 percent increase in International Adult Nutritional sales, excluding the effect of foreign exchange, reflects continued growth of the Ensure® and Glucerna® brands in several countries.  U.S. Adult Nutritional sales increased 3.7 percent due to growth in Ensure.

In the Diagnostics segment, Core Laboratory sales decreased 5.7 percent, excluding the effect of foreign exchange, as the lower volume of routine testing performed in hospital and other laboratories due to COVID-19 was partially offset by sales  of Abbott’s COVID-19 laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the virus.  Core Laboratory antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $212 million in the first nine months of 2020.  The 196.2 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, reflects higher volumes due to demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000 and Alinity m platforms. Molecular Diagnostics COVID-19 testing-related sales were $672 million in the first nine months of 2020.

In Rapid Diagnostics, sales increased 31.9 percent, excluding the effect of foreign exchange, due to strong demand for Abbott’s point-of-care COVID-19 molecular test on its ID NOW platform and its BinaxNOW COVID-19 Ag Card test in the U.S. as well as international demand for COVID-19 rapid tests on its Panbio system and increased testing in the first quarter for the flu in the U.S. These increases were partially offset by the unfavorable impact of COVID-19 on routine diagnostic testing.  Rapid Diagnostics COVID-19 testing-related sales were $649 million in the first nine months of 2020.

Excluding the effect of foreign exchange, total Medical Devices sales decreased 5.0 percent; the decrease was driven by the impact of COVID-19 on Abbott’s cardiovascular and neuromodulation businesses, partially offset by double-digit growth in Diabetes Care.  Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  FreeStyle Libre sales totaled $1.880 billion in the first nine months of 2020, which reflected a 44.8 percent increase, excluding the effect of foreign exchange, over the first nine months of 2019 when FreeStyle Libre sales totaled $1.308 billion.

In June, Abbott announced U.S. Food and Drug Administration (FDA) clearance of FreeStyle Libre 2 as an integrated continuous glucose monitoring (iCGM) system for adults and children ages 4 and older with diabetes.  In September, Abbott obtained CE Mark for its FreeStyle Libre 3 system, which automatically delivers real time, up-to-the-minute glucose readings, 14-day accuracy and real-time glucose alarms.  Abbott also obtained CE Mark for its Libre Sense™ Glucose Sport Biosensor in Europe. Libre Sense is a consumer over-the-counter product that provides continuous glucose monitoring for athletes to better understand the efficacy of their nutrition choices on training and athletic performance.

In Abbott’s cardiovascular and neuromodulation businesses, revenues during the first nine months of 2020 were negatively impacted by reduced procedure volumes due to COVID-19.  Procedure volume trends improved over the course of the second and third quarters as both demand for procedures and availability of healthcare resources return to more normal levels.  In April, Abbott announced CE Mark approval for its TriClip® heart valve repair system, the world’s first minimally invasive, clip-based tricuspid heart valve repair device.  In July, Abbott announced U.S. FDA approval of its next-generation Gallant™ implantable cardioverter defibrillator and cardiac resynchronization therapy defibrillator devices to help manage heart rhythm disorders. These devices offer Bluetooth technology and a new patient smartphone app for improved remote monitoring and enhanced patient-physician engagement.  In September, Abbott obtained CE Mark for MitraClip® G4, its next-generation MitraClip mitral valve repair device.

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

The gross profit margin percentage was 49.4 percent for the third quarter of 2020 compared to 52.4 percent for the third quarter of 2019.  The gross profit margin percentage was 49.2 percent for the first nine months of 2020 compared to 52.3 percent for the first nine months of 2019.  The decreases in the gross profit margin percentage primarily reflect the mix of sales across Abbott’s various businesses and operational inefficiencies due to the impact of COVID-19, as well as the increase in intangible asset amortization, the impairment of an intangible asset and the unfavorable effect of foreign exchange on gross margin in 2020.

Research and development (R&D) expenses decreased $16 million, or 2.8 percent, in the third quarter of 2020 and decreased $123 million, or 6.7 percent, in the first nine months of 2020 compared to the prior year. The decrease in the third quarter of 2020 primarily reflects lower integration and restructuring costs in 2020 related to R&D. The decrease in R&D spending in the first nine months of 2020 primarily reflects the immediate expensing in the first quarter of 2019 of an R&D asset valued at $102 million in conjunction with the acquisition of Cephea Valve Technologies, Inc. The decrease in R&D expense during the first nine months of 2020 also reflects the favorable effect of foreign exchange in 2020. For the nine months ended September 30, 2020, research and development expenditures totaled $921 million for the Medical Devices segment, $419 million for the Diagnostic Products segment, $137 million for the Nutritional Products segment and $127 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses decreased 5.7 percent in the third quarter and decreased 3.1 percent in the first nine months of 2020.  The decreases in the quarter and the first nine months of 2020 are due to income of $100 million from a litigation settlement in 2020, the favorable effect of foreign exchange, lower spending due to COVID-19 mobility restrictions, and the impact of various cost saving initiatives, partially offset by higher spending to drive growth in various businesses.

Restructuring Plans

The results for the first nine months of 2020 reflect charges under approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical and Alere or as part of various cost reduction programs. Abbott recorded employee related severance and other charges of $42 million in the first nine months of 2020 related to these initiatives, of which $7 million is recognized in Cost of products sold, $2 million is recognized in Research and development and $33 million is recognized in SG&A. See Note 7 to the financial statements, “Restructuring Plans,” for additional information regarding these charges.

Other (Income) Expense, net

Other (income) expense, net totaled $46 million of income in the third quarter of 2020 compared to $55 million of income in 2019 and $25 million of income in the first nine months of 2020 compared to $140 million of income in 2019. The change in Other (income) expense, net for the first nine months of 2020 primarily reflects equity investment impairments that totaled approximately $110 million in the first nine months of 2020.

Interest Expense, net

Interest expense, net decreased $16 million in the third quarter of 2020 and $64 million in the first nine months of 2020 due to a reduction in interest expense resulting from the favorable impact of the euro debt financing in November of 2019, the repayment of debt in December 2019 and a lower interest rate environment in 2020.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first nine months of 2020, taxes on earnings from continuing operations include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. and $87 million in excess tax benefits associated with share-based compensation. Earnings from discontinued operations, net of tax, in the first nine months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.  In the first nine months of 2019, taxes on earnings from continuing operations include a $78 million reduction to the transition tax related to the Tax Cut and Jobs Act (TCJA) and approximately $95 million in excess tax benefits associated with share-based compensation.  The $78 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in the first quarter of 2019.

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

Liquidity and Capital Resources September 30, 2020 Compared with December 31, 2019

On September 28, 2020, Abbott repaid the €1.140 billion outstanding principal amount of its 0.00% Notes due 2020 upon maturity.  The debt repayment, which equated to approximately $1.3 billion, was primarily funded by the net proceeds from the issuance on June 24, 2020 of $1.3 billion aggregate principal amount of senior notes.  The June 2020 issuance consisted of $650 million of 1.15% Notes due 2028 and $650 million of 1.40% Notes due 2030.

The $620 million increase in cash and cash equivalents from $3.9 billion at December 31, 2019 to $4.5 billion at September 30, 2020 primarily reflects the favorable impact of cash generated by operating activities, partially offset by the payment of dividends and capital expenditures.  Working capital was $7.1 billion at September 30, 2020 and $4.8 billion at December 31, 2019.  The $2.3 billion increase was due in large part to the higher level of cash and cash equivalents noted above, as well as an increase in inventory related to shifting demand dynamics and higher accounts receivable balances due to higher levels of sales.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2020 totaled $4.1 billion, an increase of $383 million over the prior year due primarily to lower payments related to integration expenses, restructuring actions and interest, the proceeds from a litigation settlement payment and timing for various accrued expenses, partially offset by an increased investment in working capital.  Other, net in Net cash from operating activities for the first nine months of 2020 was a source of $42 million and includes the impact of non-cash impairment charges related to intangible assets and equity investments and the payment timing for various accrued expenses partially offset by the impact of the payment of cash taxes of approximately $700 million and $350 million of pension contributions.  Other, net in Net cash from operating activities for the first nine months of 2019 was a use of $523 million and includes the payment of cash taxes of approximately $775 million and $337 million of pension contributions, partially offset by payment timing for various accrued expenses.  Abbott expects to fund cash dividends, capital expenditures and its other investments in its businesses with cash flow from operating activities, cash on hand, short-term investments and borrowings.

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

At September 30, 2020, Abbott’s long-term debt rating was A- by Standard & Poor’s Corporation and A3 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2023.

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

In each of the first three quarters of 2020, Abbott declared a quarterly dividend of $0.36 per share on its common shares, which represents an increase of approximately 12.5 percent over the $0.32 per share quarterly dividend declared in each of the first three quarters of 2019.

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

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2020, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
July 1, 2020 - July 31, 2020	0	(1)	$0	0	$3,270,234,923	(2)
August 1, 2020 - August 31, 2020	0	(1)	0	0	3,270,234,923	(2)
September 1, 2020 - September 30, 2020	28,423	(1)	109.47	0	3,270,234,923	(2)
Total	28,423	(1)	$109.47	0	$3,270,234,923	(2)

1.    These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 0 in July, 0 in August, and 28,423 in September.

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

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 4, 2020