Form 10-K
period 2020-12-31
ABBOTT LABORATORIES
filed 2021-02-19
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020	Commission file number 1-2189

Abbott Laboratories

An Illinois Corporation	36-0698440
100 Abbott Park Road Abbott Park, Illinois 60064-6400	(I.R.S. employer identification number) (224) 667-6100 (telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ⌧	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐	No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧	No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ⌧	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the 1,727,625,764 shares of voting stock held by nonaffiliates of the registrant, computed by reference to the closing price as reported on the New York Stock Exchange, as of the last business day of Abbott Laboratories’ most recently completed second fiscal quarter (June 30, 2020), was $157,956,823,602. Abbott has no non-voting common equity. Number of common shares outstanding as of January 31, 2021: 1,771,529,358

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2021 Abbott Laboratories Proxy Statement are incorporated by reference into Part III. The Definitive Proxy Statement will be filed on or about March 12, 2021.

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

Diagnostic Products

These products include a broad line of diagnostic systems and tests manufactured, marketed, and sold worldwide. These products are generally marketed and sold directly to blood banks, hospitals, commercial laboratories, clinics, physicians’ offices, retailers, government agencies, alternate care testing sites, and plasma protein therapeutic companies from Abbott owned distribution centers, public warehouses or third party distributors.

The principal products included in the Diagnostic Products segment are:

●	core laboratory systems in the areas of immunoassay, clinical chemistry, hematology, and transfusion medicine, including the Alinity® family of instruments, ARCHITECT®, ABBOTT PRISM®, and Cell-Dyn®, with assays used for screening and/or diagnosis for cancer, cardiac, metabolics, drugs of abuse, fertility, general chemistries, infectious diseases such as hepatitis and HIV, therapeutic drug monitoring, and a suite of SARS-CoV-2 serology assays;
●	molecular diagnostics polymerase chain reaction (PCR) instrument systems, including Alinity® m and m2000™ that automate the extraction, purification, and preparation of DNA and RNA from patient samples, and detect and measure infectious agents including HIV, hepatitis, HPV, sexually transmitted infections, and SARS-CoV-2; and products for oncology with the Vysis® FISH product line of genomic-based tests;
●	point of care systems, including the i-STAT® and next-generation i-STAT® Alinity® and cartridges for testing blood gas, chemistry, electrolytes, coagulation and immunoassay;
●	rapid diagnostics lateral flow testing products in the area of infectious diseases, including respiratory viruses such as SARS-CoV-2 and influenza, HIV, hepatitis, and tropical diseases such as malaria and dengue fever; molecular point-of-care testing for HIV, including the m-PIMA® HIV-1/2 Viral Load Test, and for SARS-CoV-2 and influenza A & B, RSV and strep A, including the ID NOW® rapid molecular system; cardiometabolic testing, including Afinion® and Cholestech™ platforms and tests; a toxicology business for drug and alcohol testing; and remote patient monitoring and consumer self-testing; and
●	informatics and automation solutions for use in laboratories, including laboratory automation systems, the RALS® point of care solution, and AlinIQ®, a suite of informatics tools and professional services.

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

The principal products included in the Nutritional Products segment are:

●	various forms of prepared infant formula and follow-on formula, including Similac®*, Similac Pro-Advance®*, Similac® Advance®, Similac® Advance® Non-GMO, Similac Pro-Sensitive®*, Similac Sensitive®, Similac Sensitive® Non-GMO, Go&Grow by Similac®*, Similac® NeoSure®, Similac® Organic, Similac® Special Care®, Similac Total Comfort®*, Similac® For Supplementation, Isomil® Advance®, Isomil®, Alimentum®, Gain™, Grow™, Similac En Mei Li™, and Eleva™;
●	adult and other pediatric nutritional products, including Ensure®, Ensure Plus®, Ensure® Enlive®, Ensure® (with NutriVigor®), Ensure® Max Protein, Ensure® High Protein, Glucerna®, Glucerna Hunger Smart®, ProSure™, PediaSure®, PediaSure SideKicks®, PediaSure® Peptide, EleCare®, Juven®, Abound™, Pedialyte® and Zone Perfect®; and

●	nutritional products used in enteral feeding in health care institutions, including Jevity®, Glucerna® 1.2 Cal, Glucerna® 1.5 Cal, Osmolite®, Oxepa®, Freego™ (Enteral Pump) and Freego™ sets, Nepro®, and Vital®.

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

The principal products included in the Medical Devices segment are:

●	rhythm management products, including Assurity MRI® and Endurity MRI® pacemaker systems; Ellipse®, Fortify Assura®, and Gallant™ implantable cardioverter defibrillators and Gallant and Quadra Assura MP® implantable cardioverter defibrillator with cardiac resynchronization therapy and MultiPoint® Pacing technology; and Confirm Rx® implantable cardiac monitor;
●	electrophysiology products, including the TactiCath® family of ablation catheters and FlexAbility® irrigated ablation catheters; Ampere® RF ablation generator; EnSite® family of cardiac mapping systems; and the Advisor® HD Grid mapping catheter;
●	heart failure related products, including the HeartMate™ left ventricular device family and the CardioMEMS® HF System pulmonary artery sensor, a heart failure monitoring system;
●	vascular products, including the XIENCE™ family of drug-eluting coronary stent systems developed on the Multi-Link Vision® platform; StarClose SE® and Perclose ProGlide® vessel closure devices, TREK® coronary balloon dilatation products, Hi-Torque Balance Middleweight Universal II® guidewires, Supera® Peripheral Stent System, a peripheral vascular stent system; Acculink®/Accunet® and Xact®/Emboshield NAV6®, carotid stent systems; and the OPTIS® integrated system with the Dragonfly OPTIS® imaging catheter and PressureWire® fractional flow reserve measurement systems;
●	structural heart products, including MitraClip®, a percutaneous mitral valve repair system; Trifecta® Valve with Glide™ Technology, a surgical tissue heart valve; Portico® transcatheter aortic heart valve; Regent™ mechanical heart valve; Amplatzer® PFO occluders; Amplatzer Amulet® occluder devices; the Tendyne® Transcatheter Mitral Valve Implantation (TMVI) system; and the TriClip® Transcatheter Tricuspid Valve Repair System;
●	continuous glucose and blood glucose monitoring systems, including test strips, sensors, data management decision software, and accessories for people with diabetes, under the FreeStyle® brand such as the FreeStyle Libre® system; and

●	neuromodulation products, including spinal cord stimulators Proclaim® Elite and Proclaim® XR Recharge-free implantable pulse generators (IPG) and Prodigy MRI® IPG, each with BurstDR® stimulation, and Proclaim® DRG IPG, a neurostimulation device designed for dorsal root ganglion therapy, for the treatment of chronic pain disorders; and the Infinity® Deep Brain Stimulation System with directional lead technology for the treatment of movement disorders.

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

Patents, Trademarks, and Licenses

Abbott is aware of the desirability for patent and trademark protection for its products. Accordingly, where possible, patents and trademarks are sought and obtained for Abbott’s products in the United States and countries of interest to Abbott. Abbott owns or has licenses under a substantial number of patents and patent applications. Principal trademarks and the products they cover are discussed in the Narrative Description of Business on pages 1 through 4. These, and various patents which expire during the period 2021 to 2041, in the aggregate, are believed to be of material importance in the operation of Abbott’s business. Abbott believes that no single patent, license, or trademark is material in relation to Abbott’s business as a whole.

Seasonal Aspects, Customers, and Renegotiation

There are no significant seasonal aspects to Abbott’s business. Abbott has no single customer that, if the customer were lost, would have a material adverse effect on Abbott. No material portion of Abbott’s business is subject to renegotiation of profits or termination of contracts at the election of a government.

Environmental Matters

Abbott believes that its operations comply in all material respects with applicable laws and regulations concerning environmental protection. Regulations under federal and state environmental laws impose stringent limitations on emissions and discharges to the environment from various manufacturing operations. Abbott’s capital and operating expenditures for pollution control in 2020 were not material and are not expected to be material in 2021.

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

Human Capital

The sustainability of Abbott’s business depends on attracting, engaging and developing talented people with diverse backgrounds who share Abbott’s mission to help people live their healthiest possible lives. Abbott provides its employees opportunities to grow and develop their careers, market competitive compensation and benefit programs, and the satisfaction of being part of a global company dedicated to improving health in more than 160 countries.

As of December 31, 2020, Abbott employed approximately 109,000 people, 70% of whom were employed outside of the U.S. Women represented 47% of Abbott’s U.S. workforce, 45% of its global workforce, and 39% of its managers.

Health and Safety

The health, safety and wellness of its employees is an Abbott priority embedded at every level of its business.  Abbott’s integrated Environmental, Health and Safety organization governs health, safety and wellness at Abbott’s facilities. Abbott also maintains global policies and standards for managing employee health and safety.

Abbott takes a holistic approach to employee well-being. Abbott’s global wellness programs are designed to meet the unique needs of employees across businesses and geographies and offer a wide range of programs, including supporting the mental, financial and physical health of employees and their families. For example, for over 20 years, Abbott has annually offered Exercise Across Abbott, which is a four-week physical wellness program that encourages employees to team up with colleagues and track how many minutes they exercise each day. Over 22,000 Abbott employees across 72 countries took part in 2020.

During the COVID-19 pandemic, Abbott has taken aggressive steps to limit exposure and enhance the safety of facilities for its employees, including implementing mandatory temperature screening and social distancing, providing and requiring the use of personal protective equipment, and at most U.S. facilities, onsite COVID-19 testing.

Talent Management

Abbott has an integrated global talent management process that is designed to identify and assess talent across the organization and provide equal and consistent opportunities for employees to develop their skills. All levels of employees participate in Abbott’s annual performance management process to create development plans that support their particular career objectives, and Abbott provides a broad range of training, mentoring and other development opportunities to help its employees meet these objectives. The board of directors conducts an annual Talent Management Review, focusing on development of talent, diversity, and succession planning for critical positions. Similar reviews take place at every level of Abbott to develop talent and diversity across the organization.

Diversity and Inclusion

Abbott is committed to developing a workplace that is inclusive for all. Abbott ties executive compensation to human capital management, including diversity outcomes, to sustain an inclusive culture and the fair and balanced treatment of Abbott’s employees.

Abbott’s employee networks play an important role in building an inclusive culture across all Abbott operations.  A member of Abbott’s senior management serves as a sponsor for each of these networks, helping to align their objectives with Abbott’s business strategies. Abbott has ten such networks, which are: Advancing Professionals Network (supporting early career employees), Asian Leadership and Cultural Network, Black Business Network, Flex Network (employees with part-time and flexible schedules), LA VOICE Network (supporting Hispanic and Latino employees), People with Disabilities Network, PRIDE (supporting LGBTQ employees), Veterans Network, Women Leaders of Abbott, and Women in STEM.

Abbott offers professional development programs, which provide recent college graduates the opportunity to rotate through different areas of Abbott, often with the chance to work outside their home country. In 2020, 52% of the participants were women. Also, Abbott hosts hundreds of college students for paid internships. In 2020, 55% of the U.S. interns were women and 39% were minorities. Further, Abbott has operated a STEM internship program for high school students in the U.S. since 2012. The program’s objective is to increase the number of students pursuing STEM-related careers and contribute to a more diverse talent pipeline for Abbott. In 2020, 58% of the STEM interns were women and 71% were minorities.

Compensation and Benefits

Abbott is committed to building, retaining, and motivating a diverse talent pipeline that can meet the current and future needs of its businesses. To that end, Abbott provides market competitive compensation, healthcare benefits, pension and/or retirement savings plans, and several programs to facilitate employees building an ownership stake in Abbott, including a global long-term incentive program for employees generally beginning at the manager level. Abbott also has procedures and processes focused on providing employees equitable compensation, regardless of race or gender or other personal characteristics.

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

During the COVID-19 public health emergency, many pandemic-related products (including diagnostic tests) were authorized by regulators for emergency use solely during the pandemic. In addition, many governments enacted policies to expedite or promote access to health care in order to slow or stop the spread of the virus. Examples include expansion of telehealth coverages and increased reimbursements for diagnostic testing. It is uncertain when the public health emergency will end and to what extent these policies will continue or revert back to previous policies.

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

Access to human health care products continues to be a subject of investigation and action by governmental agencies, legislative bodies, and private organizations in many countries. A major focus is cost containment. Efforts to reduce health care costs are also being made in the private sector, notably by health care payors and providers, which have instituted various cost reduction and containment measures. Abbott expects insurers and providers will continue attempts to reduce the cost or utilization of health care products. Many countries control the price of health care products directly or indirectly, through reimbursement, payment, pricing, or coverage limitations. Budgetary pressures on health care payors may also heighten the scope and severity of pricing pressures on Abbott’s products for the foreseeable future. In the United States, the federal government regularly evaluates reimbursement for medical devices, diagnostics, supplies, and other products, as well as the procedures in which these products may be used. The government follows a diagnosis-related group (DRG) payment system for certain institutional services provided under Medicare or Medicaid and has implemented a prospective payment system (PPS) for services delivered in hospital outpatient, nursing home, and home health settings. DRG and PPS entitle a health care facility to a fixed reimbursement based on the diagnosis and/or procedure rather than actual costs incurred in patient treatment, thereby increasing the incentive for the facility to limit or control expenditures for many health care products. Other payment methodology changes have been proposed and implemented from time to time. For example, Medicare implemented a competitive bidding system for certain durable medical equipment (including diabetes products), enteral nutrition products, and supplies. Additionally, the Protecting Access to Medicare Act established a new payment system for clinical laboratory tests in 2018.

The Patient Protection and Affordable Care Act (the Affordable Care Act) includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, and medical supplies covered under Medicare and Medicaid to record any transfers of value to physicians and teaching hospitals and to report this data to the Centers for Medicare & Medicaid Services for subsequent public disclosure. In October 2018, the Substance Use Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act significantly expanded the types of healthcare providers for which reporting is required, beginning with reports filed in 2022. Similar reporting requirements have also been enacted on the state level domestically, and an increasing number of governments worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. Failure to report appropriate data may result in civil or criminal fines and/or penalties.

Policy changes or implementation of new health care legislation could result in significant changes to health care systems. In the United States, this could include potential modification, including expansion or repeal of all or parts of the Affordable Care Act.

The regulation of data privacy and security, and the protection of the confidentiality of certain personal information (including patient health information, financial information and other sensitive personal information), is increasing. For example, the European Union, various other countries, and various U.S. states (e.g., California) have enacted stricter data protection laws that contain enhanced financial penalties for noncompliance. Similarly, the U.S. Department of Health and Human Services has issued rules governing the use, disclosure, and security of protected health information, and the FDA has issued further guidance concerning cybersecurity for medical devices. In addition, certain countries have issued or are considering “data localization” laws, which limit companies’ ability to transfer protected data across country borders. Failure to comply with data privacy and security laws and regulations can result in business disruption and enforcement actions, which could include civil or criminal penalties. Transferring and managing protected information will become more challenging as laws and regulations are enacted or amended, and Abbott expects there will be increasing complexity in this area.

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

Business and Operational Risks

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

Similar to other large multi-national companies, the size and complexity of the information technology systems on which Abbott relies for both its infrastructure and products makes them susceptible to a cyber attack, malicious intrusion, breakdown, destruction, loss of data privacy, or other significant disruption. These systems have been and are expected to continue to be the target of malware and other cyber attacks. In addition, third party hacking attempts may cause Abbott’s information technology systems and related products, protected data, or proprietary information to be compromised or stolen. A significant attack or other disruption could result in adverse consequences, including increased costs and expenses, manufacturing challenges or disruption, problems with product functionality, damage to customer relations, lost revenue, and legal or regulatory penalties.

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

Abbott invests in its systems and technology and in the protection of its products and data to reduce the risk of an attack or other significant disruption, and monitors its systems on an ongoing basis for any current or potential threats and for changes in technology and the regulatory environment. There can be no assurance that these measures and efforts will prevent future attacks or other significant disruptions to any of the systems on which Abbott relies or that related product issues will not arise in the future. Similarly, there can be no assurance that third party information technology providers with whom Abbott contracts will not suffer a significant attack or disruption that impacts customers like Abbott. Any significant breach, attack or other disruption involving Abbott’s systems or products could have a material adverse effect on Abbott’s business.

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

As of December 31, 2020, Abbott's consolidated indebtedness was approximately $18.7 billion. This consolidated indebtedness could have the effect, among other things, of reducing Abbott's flexibility to respond to changing business and economic conditions, and reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate purposes.

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

Legal and Regulatory Risks

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

Both in the U.S. and internationally, government authorities may enact changes in regulatory requirements, make legislative or administrative reforms to existing reimbursement programs, make adverse decisions relating to Abbott’s products’ coverage or reimbursement, or make changes to patient access to health care, all of which could adversely impact the demand for and usage of Abbott’s products or the prices that Abbott’s customers are willing to pay for them.

Further, in the U.S., a number of the provisions of the Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 address access to health care products and services. These provisions may be modified, expanded, repealed, or otherwise invalidated, in whole or in part. Future rulemaking could affect rebates, prices or the rate of price increases for health care products and services, or required reporting and disclosure. Abbott cannot predict the timing or impact of any future rulemaking or changes in the law.

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

In addition, in the ordinary course of business, Abbott is the subject of product liability claims and lawsuits alleging that its products or the products of other companies that Abbott promotes have resulted or could result in an unsafe condition for, or injury to, patients. Product liability claims and lawsuits, safety alerts or product recalls, and other allegations of product safety or quality issues, regardless of their validity or ultimate outcome, may have a material adverse effect on Abbott’s business and reputation and on Abbott’s ability to attract and retain customers. Consequences may also include additional costs, a decrease in market share for the products, lower income or exposure to other claims. Product liability losses are self-insured. Product liability claims could have a material adverse effect on Abbott’s profitability and financial condition.

Economic and Industry Risks

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

With regard to the COVID-19 pandemic, the FDA issued Emergency Use Authorizations (EUAs) for several COVID-19 related products in 2020, including Abbott diagnostic tests. EUAs are authorized for the duration of the COVID-19 public health emergency unless sooner terminated or revoked. Abbott is actively pursuing the FDA’s customary regulatory approval process for these diagnostic tests which has uncertainty as discussed in “Abbott is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.” in “Legal and Regulatory Risks” under “Item 1A. Risk Factors.”

Due to the unpredictability of the duration and impact of the current COVID-19 pandemic, the extent to which the COVID-19 pandemic will have a material effect on Abbott’s business, financial condition or results of operations is uncertain. A more detailed discussion on the impact of the COVID-19 pandemic on Abbott’s business is contained in the “Financial Review” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report.

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

Abbott’s products face intense competition from competitive products. Competitors’ products may be safer, more effective, more effectively marketed or sold, or have lower prices or superior performance features than Abbott’s products.  Abbott cannot predict with certainty the timing or impact of the introduction of competitors’ products.

Fluctuation in foreign currency exchange rates may adversely affect our financial statements and Abbott’s ability to realize projected sales and earnings.

Although Abbott’s financial statements are denominated in U.S. dollars, a significant portion of Abbott’s revenues and costs are realized in other currencies. Sales outside of the United States in 2020 made up approximately 62 percent of Abbott’s net sales. Abbott’s profitability is affected by movement of the U.S. dollar against other currencies. Fluctuations in exchange rates between the U.S. dollar and other currencies may also affect the reported value of Abbott’s assets and liabilities, as well as its cash flows. Some foreign currencies are subject to government exchange controls. While Abbott enters into hedging arrangements to mitigate some of its foreign currency exposure, Abbott cannot predict with any certainty changes in foreign currency exchange rates or its ability to mitigate these risks.

Information on the impact of foreign exchange rates on Abbott’s financial results is contained in the “Financial Review — Results of Operations” section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report. A discussion of the steps taken to mitigate the impact of foreign exchange is contained in Item 7A, Quantitative and Qualitative Disclosures about Market Risk in Abbott’s 2020 Form 10-K. Information on Abbott’s hedging arrangements is contained in Note 12 to the consolidated financial statements in this report.

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

Abbott’s business is subject to risks associated with managing a global supply chain and doing business internationally. Sales outside of the United States in 2020 made up approximately 62 percent of Abbott’s net sales. Additional risks associated with Abbott’s international operations include:

●	differing local product preferences and product requirements;

●	trade protection measures, including tariffs, import or export licensing requirements, and changes to international trade agreements;
●	difficulty in establishing, staffing, and managing operations;
●	differing labor regulations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	political and economic instability, including sovereign debt issues;
●	restrictions on local currency conversion and/or cash extraction;
●	price controls, limitations on participation in local enterprises, expropriation, nationalization, and other governmental action;
●	inflation, recession, and fluctuations in interest rates;
●	diminished protection of intellectual property; and
●	potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the Foreign Corrupt Practices Act and the U.K. Bribery Act.

Events contemplated by these risks may, individually or in the aggregate, have a material adverse effect on Abbott’s revenues and profitability.

Other factors can have a material adverse effect on Abbott’s future profitability and financial condition.

Many other factors can affect Abbott’s profitability and its financial condition, including:

●	changes in or interpretations of laws and regulations, including changes in accounting standards, taxation requirements, product marketing application standards, product labeling standards, source and use laws, and environmental laws;
●	differences between the fair value measurement of assets and liabilities and their actual value, particularly for pensions, retiree health care, stock compensation, intangibles, goodwill, and contingent consideration; and for contingent liabilities such as litigation, the absence of a recorded amount, or an amount recorded at the minimum, compared to the actual amount;
●	changes in the rate of inflation (including the cost of raw materials, commodities, and supplies), interest rates, market value of Abbott’s equity investments, and the performance of investments held by Abbott or Abbott’s employee benefit trusts;
●	changes in the creditworthiness of counterparties that transact business with or provide services to Abbott or Abbott’s employee benefit trusts;
●	changes in business, economic, and political conditions, including: war, political instability, terrorist attacks, the threat of future terrorist activity and related military action; global climate, extreme weather and natural disasters; the cost and availability of insurance due to any of the foregoing events; labor disputes, strikes, slow-downs, or other forms of labor or union activity; and pressure from third-party interest groups;
●	changes in Abbott’s business units and investments and changes in the relative and absolute contribution of each to earnings and cash flow resulting from evolving business strategies, changing product mix, changes in tax laws or tax rates both in the U.S. and abroad and opportunities existing now or in the future;
●	changes in the buying patterns of a major distributor, retailer, or wholesale customer resulting from buyer purchasing decisions, pricing, seasonality, or other factors, or other problems with licensors, suppliers, distributors, and business partners; and
●	legal difficulties, any of which could preclude or delay commercialization of products or adversely affect profitability, including claims asserting statutory or regulatory violations, and adverse litigation decisions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, Abbott owned or leased properties totaling approximately 43 million square feet, of which approximately 65% is owned by Abbott. Abbott’s principal corporate offices are located in Illinois and are owned by Abbott.

Abbott operates 93 manufacturing facilities globally. Abbott’s facilities are deemed suitable and provide adequate productive capacity. The manufacturing facilities are used by Abbott’s reportable segments as follows:

Manufacturing
Reportable Segments	Sites
Medical Devices	27
Diagnostic Products	24
Established Pharmaceutical Products	28
Nutritional Products	14
Worldwide Total	93

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

Abbott’s executive officers, their ages as of February 19, 2021, and the dates of their first election as officers of Abbott are listed below. The executive officers’ principal occupations and employment for the past five years and the year of appointment to the earliest reported office are also shown. Unless otherwise stated, employment was by Abbott. There are no family relationships between any executive officers or directors.

Miles D. White, 65

2020 to present — Executive Chairman and Director.

1999 to 2020 — Chairman of the Board and Chief Executive Officer, and Director.

Elected Corporate Officer — 1993.

Robert B. Ford, 47

2020 to present — President and Chief Executive Officer, and Director.

2018 to 2020 — President and Chief Operating Officer, and Director since 2019.

2015 to 2018 — Executive Vice President, Medical Devices.

Elected Corporate Officer — 2008.

Hubert L. Allen, 55

2013 to present — Executive Vice President, General Counsel and Secretary.

Elected Corporate Officer — 2012.

John M. Capek, 59

2015 to present — Executive Vice President, Ventures.

Elected Corporate Officer — 2006.

Lisa D. Earnhardt, 51

2019 to present — Executive Vice President, Medical Devices.

2008 to 2019 — President, CEO, and Director, Intersect ENT (a medical technology company focused on developing treatments for ear, nose and throat conditions).

Elected Corporate Officer — 2019.

Robert E. Funck, Jr., 59

2020 to present — Executive Vice President, Finance and Chief Financial Officer.

2018 to 2020 — Senior Vice President, Finance and Controller.

2013 to 2018 — Vice President, Controller.

Elected Corporate Officer — 2005.

John F. Ginascol, 62

2019 to present — Executive Vice President, Core Diagnostics.

2008 to 2019 — Vice President, Nutrition, Supply Chain.

Elected Corporate Officer — 2008.

Andrew H. Lane, 50

2017 to present — Executive Vice President, Established Pharmaceuticals.

2015 to 2017 — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

Elected Corporate Officer — 2015.

Mary K. Moreland, 54

2019 to present — Executive Vice President, Human Resources.

2013 to 2019 — Divisional Vice President, Compensation, Benefits and HR M&A.

Elected Corporate Officer — 2019.

Daniel Salvadori, 42

2017 to present — Executive Vice President, Nutritional Products.

2014 to 2017 — Senior Vice President, Established Pharmaceuticals, Latin America.

Elected Corporate Officer — 2014.

Andrea Wainer, 52

2019 to present — Executive Vice President, Rapid and Molecular Diagnostics.

2015 to 2019 — Vice President, Molecular Diagnostics.

Elected Corporate Officer — 2015.

Gregory A. Ahlberg, 54

2020 to present — Senior Vice President, Core Laboratory Diagnostics, Commercial Operations.

2017 to 2020 —Vice President, Diagnostics, Commercial Operations, Europe, Middle East and Africa.

2012 to 2017 — Divisional Vice President, USA, Abbott Diagnostics Division.

Elected Corporate Officer — 2017.

Roger M. Bird, 64

2015 to present — Senior Vice President, U.S. Nutrition.

Elected Corporate Officer — 2015.

Charles R. Brynelsen, 64

2017 to present — Senior Vice President, Abbott Vascular.

2016 to 2017 — Managing Director, CB Business Advisors, Inc. (a medical device consulting firm).

2015 to 2016 — Senior Vice President and President, Medtronic Early Technologies, Medtronic plc (a global medical device company).

Elected Corporate Officer — 2017.

Michael D. Dale, 61

2019 to present — Senior Vice President, Structural Heart.

2017 to 2019 — Vice President, Structural Heart.

2016 to 2017 — Divisional Vice President and General Manager, Structural Heart.

2014 to 2016 — President and Chief Executive Officer, GI Dynamics, Inc. (a medical device company focused on developing gastrointestinal therapies).

Elected Corporate Officer — 2017.

Sammy Karam, 59

2019 to present — Senior Vice President, Established Pharmaceuticals, Emerging Markets.

2014 to 2019 — Divisional Vice President, Global Marketing Commercial Execution, Established Pharmaceuticals.

Elected Corporate Officer — 2019.

Joseph Manning, 52

2017 to present — Senior Vice President, International Nutrition.

2015 to 2017 — Vice President, Nutrition, Asia Pacific.

Elected Corporate Officer — 2015.

Michael J. Pederson, 59

2019 to present — Senior Vice President, Electrophysiology and Heart Failure.

2017 to 2019 — Senior Vice President, Cardiac Arrhythmias and Heart Failure.

2015 to 2017 — Divisional Vice President and General Manager, Abbott Electrophysiology.

Elected Corporate Officer — 2017.

Christopher J. Scoggins, 51

2019 to present — Senior Vice President, Rapid Diagnostics.

2015 to 2019 — Vice President, Diabetes Care, Commercial Operations.

Elected Corporate Officer — 2015.

Jared L. Watkin, 53

2015 to present — Senior Vice President, Diabetes Care.

Elected Corporate Officer — 2015.

Alejandro D. Wellisch, 46

2017 to present — Senior Vice President, Established Pharmaceuticals, Latin America.

2014 to 2017 — General Manager, Argentina, Bolivia, Paraguay and Uruguay, Established Pharmaceuticals.

Elected Corporate Officer — 2017.

Randel W. Woodgrift, 59

2019 to present — Senior Vice President, CRM.

2017 to 2019 — Vice President, Global Operations, Cardiovascular and Neuromodulation.

2015 to 2017 — Vice President, Operations and R&D, Abbott Vascular.

Elected Corporate Officer — 2015.

Philip P. Boudreau, 48

2020 to present — Vice President, Finance and Controller.

2017 to 2020 — Divisional Vice President, Controller, Medical Devices.

2012 to 2017 — Divisional Vice President, Controller and Commercial Support, Point of Care.

Elected Corporate Officer — 2020.

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

Shareholders

There were 37,450 shareholders of record of Abbott common shares as of December 31, 2020.

Tax Information for Shareholders

In 2001, the Illinois Department of Commerce and Economic Opportunity (DCEO) designated Abbott as an Illinois High Impact Business (HIB) for a period not to exceed twenty years. In 2020, the DCEO granted a two year extension for Abbott's HIB designation. Dividends paid by a corporation that is designated as a HIB and conducts business in a foreign trade zone may be eligible for a subtraction from base income for Illinois income tax purposes. Abbott certified that the HIB requirements were met for the calendar year ending December 31, 2020.

If you have any questions, please contact your tax advisor.

Issuer Purchases of Equity Securities

				(c) Total Number of	(d) Maximum Number (or
	(a) Total Number			Shares (or Units)	Approximate Dollar Value) of
	of Shares		(b) Average Price	Purchased as Part of	Shares (or Units) that May
	(or Units)		Paid per Share	Publicly Announced	Yet Be Purchased Under the
Period	Purchased		(or Unit)	Plans or Programs	Plans or Programs
October 1, 2020 — October 31, 2020	0	(1)	$0	0	$3,270,234,923	(2)
November 1, 2020 — November 30, 2020	0	(1)	$0	0	$3,270,234,923	(2)
December 1, 2020 — December 31, 2020	1,600,411	(1)	$107.999	1,600,411	$3,097,391,913	(2)
Total	1,600,411	(1)	$107.999	1,600,411	$3,097,391,913	(2)
(1)	These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.
(2)	On September 11, 2014, the board of directors authorized the repurchase of up to $3 billion of its common shares, from time to time (the “2014 Plan”). On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). The 2019 Plan is in addition to the unused portion of the 2014 Plan.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Patent protection and licenses, technological and performance features, and inclusion of Abbott’s products under a contract most impact which products are sold; price controls, competition and rebates most impact the net selling prices of products; and foreign currency translation impacts the measurement of net sales and costs.  Abbott’s primary products are medical devices, diagnostic testing products, nutritional products and branded generic pharmaceuticals.  Sales in international markets comprise approximately 62 percent of consolidated net sales.

In 2020, the coronavirus (COVID-19) pandemic affected Abbott’s diversified health care businesses in various ways.  As is further described below, some businesses have performed at the levels required to successfully meet new demands, others have faced challenges, and still others have been relatively less impacted by the pandemic.

Abbott’s Diagnostics business experienced the most significant change in sales from 2019 to 2020 as sales from new tests and other related products to detect COVID-19 more than outweighed the negative impact of COVID-19 on routine diagnostic testing volumes.  Abbott mobilized its teams across multiple fronts to develop and launch the following new diagnostic tests for COVID-19 in 2020:

●	In March, Abbott launched a molecular test using polymerase chain reaction (PCR) methods on its m2000™ RealTime lab-based platform to detect COVID-19 pursuant to an Emergency Use Authorization (EUA) in the U.S. and CE Mark.
●	In March, Abbott also launched a molecular test to detect COVID-19 on its ID NOW™ rapid point-of-care platform in the U.S. pursuant to an EUA.
●	In April, Abbott launched an IgG (Immunoglobulin G) lab-based serology blood test on its ARCHITECT® i1000SR and i2000SR® laboratory instruments for the detection of an antibody to determine if someone was previously infected with the virus. The serology test was granted an EUA in the U.S. and CE Mark in April.
●	In May, Abbott launched a lab-based serology blood test on its Alinity® i system pursuant to an EUA in the U.S. and CE Mark.
●	In May, Abbott also launched a molecular PCR test on its Alinity m system to detect COVID-19 pursuant to an EUA in the U.S. Abbott received CE Mark for this test in June.
●	In June, Abbott launched a lateral flow COVID-19 rapid antibody test on its Panbio™ system in select countries pursuant to a CE Mark. This serology test detects an antibody to determine if someone was previously infected with the virus.
●	In August, Abbott launched its AdviseDx SARS-CoV-2 IgM (Immunoglobulin M) lab-based serology test for use on its ARCHITECT and Alinity platforms pursuant to a CE Mark. Abbott was granted an EUA in the U.S. for this test in October.
●	In August, Abbott launched its BinaxNOW™ COVID-19 Ag Card test, a portable, lateral flow rapid test to detect COVID-19 pursuant to an EUA in the U.S.
●	In September, Abbott launched its Panbio rapid antigen test to detect COVID-19 pursuant to a CE Mark. In October, Abbott received approval by the World Health Organization for emergency use listing for the Panbio antigen test.
●	In December, Abbott received CE Mark and launched its SARS-CoV-2-IgG II quantitative lab-based serology blood test for use on its ARCHITECT and Alinity i platforms.
●	In December, Abbott received an EUA in the U.S. for virtually guided at-home use of its BinaxNOW COVID-19 Ag Card rapid test to detect COVID-19 and launched the product for at-home use.
●	In December, Abbott launched its multiplex molecular test on its Alinity m system to detect COVID-19, flu A, flu B, and respiratory syncytial virus (RSV) pursuant to a CE Mark.

In 2020, Abbott’s COVID-19 testing related sales totaled approximately $3.884 billion, led by sales related to Abbott’s BinaxNOW, Panbio and ID NOW rapid testing platforms.

In addition to negatively impacting routine core diagnostic testing volumes, the pandemic negatively affected the number of cardiovascular and neuromodulation procedures performed by health care providers globally, thereby reducing the demand for Abbott’s cardiovascular and neuromodulation devices and routine diagnostic tests in 2020.  The decrease began in February in China as that country implemented quarantine restrictions and postponed non-emergency health care activities.  The negative impact on cardiovascular and neuromodulation procedures and routine diagnostic tests expanded to other countries and geographic regions as COVID-19 spread geographically in the first half of 2020 and health care systems in these countries shifted their focus to fighting COVID-19.

The extent of the impact and the timing of a recovery in the number of procedures and routine testing in a particular country or geographic region depended upon the progression of COVID-19 cases in the country or region.  The recovery in procedures and routine testing volumes in China began in March.  In other parts of the world, such as the U.S. and Europe, volumes improved across Abbott’s hospital-based businesses as the second quarter progressed and the improvement continued in the third quarter.  However, in the fourth quarter, the improving trends in the demand for procedures and routine testing flattened or were negatively impacted depending upon the business and the region as many countries experienced an increase in the number of COVID-19 cases and hospitalizations.

Abbott’s branded generic pharmaceuticals business was also negatively affected by the pandemic in 2020 as COVID-19 spread across emerging market countries in the second and third quarters of 2020.  Abbott’s nutritional and diabetes care businesses were the least affected by the pandemic as is further discussed below.

Abbott is continually implementing business continuity plans in the face of the pandemic.  Due to the critical nature of its products and services, Abbott was generally exempt from governmental orders issued during the first quarter of 2020 in the U.S. and other countries requiring businesses to cease operations. The majority of its office-based work was conducted remotely during the period of such governmental orders and the company implemented strict travel restrictions.  As some governmental orders were lifted in May and June 2020, Abbott entered a new phase in its operations whereby some office-based employees started working at Abbott’s offices on a rotational basis.  As various governmental orders and guidelines were modified in the fourth quarter to put in place new restrictions, Abbott continued to ensure that its guidance was aligned with such restrictions.  Abbott has taken aggressive steps to limit exposure and enhance the safety of facilities for its employees.

Due to the unpredictability of the duration and impact of the current COVID-19 pandemic, the extent to which the COVID-19 pandemic will have a material effect on its business, financial condition or results of operations is uncertain.

While Abbott’s 2020 sales were most significantly affected by the COVID-19 pandemic, the increase in total sales over the last three years also reflects volume growth due to the introduction of new products across various businesses as well as higher sales of various existing products.  Sales in emerging markets, which represent approximately 37 percent of total company sales, increased 2.0 percent in 2020 and 8.2 percent in 2019, excluding the impact of foreign exchange. (Emerging markets include all countries except the United States, Western Europe, Japan, Canada, Australia and New Zealand.)

Over the last three years, Abbott’s operating margin as a percentage of sales increased from 11.9 percent in 2018 to 14.2 percent in 2019 and 15.5 percent in 2020.  The increase in 2020 reflects the sales volume increases in the rapid and molecular diagnostics businesses, partially offset by lower Medical Devices sales due to the impact of the pandemic and the unfavorable effect of foreign exchange.  In addition, a reduction in the costs associated with business acquisitions and restructuring activities drove an improvement in operating margins from 2018 to 2020.  In 2019, the increase in Abbott’s operating margin also reflects margin improvement in various businesses and lower intangible amortization expense compared to 2018.

With respect to the performance of each reportable segment over the last three years, sales in the Medical Devices segment excluding the impact of foreign exchange decreased 3.8 percent in 2020 and increased 10.5 percent in 2019.  The sales decrease in 2020 was driven by Abbott’s cardiovascular and neuromodulation businesses due primarily to reduced procedure volumes as a result of the COVID-19 pandemic.  These decreases were partially offset by double-digit growth in Diabetes Care.  The sales increase in 2019 was driven primarily by higher Diabetes Care, Structural Heart, Electrophysiology and Heart Failure sales.

In 2020, operating earnings for the Medical Devices segment decreased 19.4 percent. The operating margin profile decreased from 30.8 percent of sales in 2019 to 25.8 percent in 2020 primarily due to lower sales and manufacturing volumes as a result of the pandemic and pricing pressures on drug eluting stents (DES) as a result of market competition in the U.S. and other major markets.

In 2020, key product approvals in the Medical Devices segment included:

●	CE Mark for Abbott’s Tendyne™ Transcatheter Mitral Valve Implantation system for the treatment of significant mitral regurgitation (MR) in patients requiring a heart valve replacement who are not candidates for open-heart surgery or transcatheter mitral valve repair,
●	CE Mark for Abbott’s TriClip® heart valve repair system, the world’s first minimally invasive, clip-based device for repair of a leaky tricuspid heart valve,
●	U.S. Food and Drug Administration (FDA) clearance of FreeStyle® Libre 2 as an integrated continuous glucose monitoring (iCGM) system for adults and children ages 4 and older with diabetes,
●	CE Mark for Abbott’s FreeStyle Libre 3 system, which automatically delivers real time, up-to-the-minute glucose readings, 14-day accuracy and real-time glucose alarms,
●	CE Mark for the Libre Sense™ Glucose Sport Biosensor that provides continuous glucose monitoring to help athletes better understand the efficacy of their nutrition choices on training and athletic performance,
●	U.S. FDA approval of the next-generation Gallant™ implantable cardioverter defibrillator and cardiac resynchronization therapy defibrillator devices which help manage heart rhythm disorders and offer Bluetooth technology and a new patient smartphone app for improved remote monitoring and enhanced patient-physician engagement,
●	CE Mark for MitraClip® G4, Abbott’s next-generation MitraClip mitral valve repair device,
●	CE Mark of EnSite™ X EP System, a next-generation 3D cardiac mapping platform used for ablation therapy to treat abnormal heart rhythms,
●	U.S. FDA clearance and CE Mark of the IonicRF™ Generator, a non-surgical, minimally invasive device that uses heat to target specific nerves for the management of chronic pain, and
●	U.S. FDA approval of updated labeling to allow Abbott’s HeartMate 3™ heart pump to be used in pediatric patients with advanced refractory left ventricular heart failure.

In Abbott’s worldwide diagnostics business, sales increased 40.6 percent in 2020 and 5.9 percent in 2019, excluding the impact of foreign exchange.  As was discussed above, sales growth in 2020 was driven by demand for Abbott's portfolio of COVID-19 diagnostics tests across its rapid and lab-based platforms, partially offset by lower volumes of routine laboratory testing due to the pandemic.  Growth in 2019 reflected continued market penetration by the core laboratory business in the U.S. and internationally.  The 2019 growth included the continued adoption by customers of Alinity, which is Abbott’s integrated family of next-generation diagnostic systems and solutions that are designed to increase efficiency by running more tests in less space, generating test results faster and minimizing human errors while continuing to provide quality results.

Abbott has regulatory approvals in the U.S., Europe, China, and other markets for the “Alinity c” and “Alinity i” instruments and has continued to build out its test menu for clinical chemistry and immunoassay diagnostics.  Abbott has obtained regulatory approval for the “Alinity h” instrument for hematology in Europe and Japan.  Abbott has also obtained regulatory approvals in the U.S. and Europe for the “Alinity s” (blood screening) and “Alinity m” (molecular) instruments and several testing assays.

In 2020, operating earnings for the Diagnostics segment increased 94.8 percent. The operating margin profile increased from 24.9 percent of sales in 2018 to 34.5 percent in 2020 primarily due to higher sales in 2020 in Rapid Diagnostics and Molecular Diagnostics, partially offset by lower volumes of routine testing in Core Laboratory.

In Abbott’s worldwide nutritional products business, sales over the last three years were positively impacted by numerous new product introductions, including the roll-outs of human milk oligosaccharide, or HMO, in infant formula and of high-protein Ensure®, that leveraged Abbott’s strong brands. Sales were also positively affected by demographics such as an aging population and an increasing rate of chronic disease in developed markets and the rise of a middle class in many emerging markets.  Excluding the impact of foreign exchange, total adult nutrition sales increased 10.3 percent in 2020 and 6.6 percent in 2019 led by the continued growth of Ensure, Abbott’s market-leading complete and balanced nutrition brand, and Glucerna®, Abbott’s market-leading diabetes-specific nutrition brand, across several countries.  The 2019 sales growth was partially offset by the unfavorable impact of the discontinuation of a non-core product line in the U.S.  Excluding the impact of foreign exchange, total pediatric nutrition sales increased 0.3 percent in 2020 and 3.4 percent in 2019 driven by the PediaSure® and Pedialyte® brands in the U.S. as well as infant and toddler product growth across several markets in Asia and Latin America, partially offset by challenging market dynamics in the infant category in Greater China.  The 2020 increase was also driven by higher Similac® sales in the U.S.

The Established Pharmaceutical Products segment focuses on the sale of its products in emerging markets.  Excluding the impact of foreign exchange, Established Pharmaceutical sales increased 1.9 percent in 2020 and 7.3 percent in 2019.  The sales increases in 2020 and 2019 reflect higher sales in several geographies including India, China, Brazil and Russia.  Operating margins decreased from 20.2 percent of sales in 2018 to 18.5 percent in 2020 primarily due to the unfavorable impact of foreign exchange, product mix and lower gross margins.

With respect to Abbott’s financial position, at December 31, 2020, Abbott’s cash and cash equivalents and short-term investments total approximately $7.1 billion compared to $4.1 billion at December 31, 2019.  Abbott’s long-term debt and short-term borrowings total $18.7 billion and $18.1 billion at December 31, 2020 and 2019, respectively.

Abbott declared dividends of $1.53 per share in 2020 compared to $1.32 per share in 2019, an increase of approximately 16 percent.  Dividends paid totaled $2.560 billion in 2020 compared to $2.270 billion in 2019.  The year-over-year change in the amount of dividends paid primarily reflects the increase in the dividend rate.  In December 2020, Abbott increased the company’s quarterly dividend by 25 percent to $0.45 per share from $0.36 per share, effective with the dividend paid in February 2021.

In 2021, Abbott will focus on continuing to meet the demand for COVID-19 tests and will continue to invest in product development areas that provide the opportunity for strong sustainable growth over the next several years.  In its diagnostics business, Abbott will continue to focus on driving market adoption and geographic expansion of its Alinity suite of diagnostics instruments.  In the medical devices business, Abbott will continue to focus on expanding its market position in various areas including diabetes care, structural heart, electrophysiology, and heart failure.  In its nutritionals business, Abbott will continue to focus on driving growth globally and further enhancing its portfolio with the introduction of line extensions of its science-based products.  In the established pharmaceuticals business, Abbott will continue to focus on growing its business with the depth and breadth of its portfolio in emerging markets.

Critical Accounting Policies

Sales Rebates — In 2020, approximately 41 percent of Abbott’s consolidated gross revenues were subject to various forms of rebates and allowances that Abbott recorded as reductions of revenues at the time of sale.  Most of these rebates and allowances in 2020 are in the Nutritional Products and Diabetes Care businesses.  Abbott provides rebates to state agencies that administer the Special Supplemental Nutrition Program for Women, Infants, and Children (WIC), wholesalers, group purchasing organizations, and other government agencies and private entities.  Rebate amounts are usually based upon the volume of purchases using contractual or statutory prices for a product.  Factors used in the rebate calculations include the identification of which products have been sold subject to a rebate, which customer or government agency price terms apply, and the estimated lag time between sale and payment of a rebate.  Using historical trends, adjusted for current changes, Abbott estimates the amount of the rebate that will be paid, and records the liability as a reduction of gross sales when Abbott records its sale of the product.  Settlement of the rebate generally occurs from one to six months after sale.  Abbott regularly analyzes the historical rebate trends and makes adjustments to reserves for changes in trends and terms of rebate programs.  Rebates and chargebacks charged against gross sales in 2020, 2019 and 2018 amounted to approximately $3.3 billion, $3.1 billion and $3.0 billion, respectively, or 20.1 percent, 19.1 percent and 19.0 percent of gross sales, respectively, based on gross sales of approximately $16.6 billion, $16.3 billion and $16.0 billion, respectively, subject to rebate.  A one-percentage point increase in the percentage of rebates to related gross sales would decrease net sales by approximately $166 million in 2020.  Abbott considers a one-percentage point increase to be a reasonably likely increase in the percentage of rebates to related gross sales.  Other allowances charged against gross sales were approximately $207 million, $169 million and $175 million for cash discounts in 2020, 2019 and 2018, respectively, and $232 million, $192 million and $191 million for returns in 2020, 2019 and 2018, respectively.  Cash discounts are known within 15 to 30 days of sale, and therefore can be reliably estimated.  Returns can be reliably estimated because Abbott’s historical returns are low, and because sales returns terms and other sales terms have remained relatively unchanged for several periods.

Management analyzes the adequacy of ending rebate accrual balances each quarter.  In the domestic nutritional business, management uses both internal and external data available to estimate the accruals.  In the WIC business, estimates are required for the amount of WIC sales within each state where Abbott holds the WIC contract. The state where the sale is made, which is the determining factor for the applicable rebated price, is reliably determinable. Rebated prices are based on contractually obligated agreements generally lasting a period of two to four years. Except for a change in contract price or a transition period before or after a change in the supplier for the WIC business in a state, accruals are based on historical redemption rates and data from the U.S. Department of Agriculture (USDA) and the states submitting rebate claims. The USDA, which administers the WIC program, has been making its data available for many years.  Management also estimates the states' processing lag time based on sales and claims data. Inventory in the retail distribution channel does not vary substantially. Management has access to several large customers' inventory management data, which allows management to make reliable estimates of inventory in the retail distribution channel. At December 31, 2020, Abbott had WIC business in 27 states.

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

Income Taxes — Abbott operates in numerous countries where its income tax returns are subject to audits and adjustments.  Because Abbott operates globally, the nature of the audit items is often very complex, and the objectives of the government auditors can result in a tax on the same income in more than one country.  Abbott employs internal and external tax professionals to minimize audit adjustment amounts where possible.  In accordance with the accounting rules relating to the measurement of tax contingencies, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50 percent likely to be realized upon resolution of the benefit.  Application of these rules requires a significant amount of judgment.  In the U.S., Abbott’s federal income tax returns through 2016 are settled.  Undistributed foreign earnings remain indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.

Pension and Post-Employment Benefits — Abbott offers pension benefits and post-employment health care to many of its employees.  Abbott engages outside actuaries to assist in the determination of the obligations and costs under these programs.  Abbott must develop long-term assumptions, the most significant of which are the health care cost trend rates, discount rates and the expected return on plan assets.  The discount rates used to measure liabilities were determined based on high-quality fixed income securities that match the duration of the expected retiree benefits.  The health care cost trend rates represent Abbott’s expected annual rates of change in the cost of health care benefits and are a forward projection of health care costs as of the measurement date.  A difference between the assumed rates and the actual rates, which will not be known for years, can be significant in relation to the obligations and the annual cost recorded for these programs.  Low interest rates have significantly increased actuarial losses for these plans.  At December 31, 2020, pretax net actuarial losses and prior service costs and (credits) recognized in Accumulated other comprehensive income (loss) were net losses of $4.6 billion for Abbott’s defined benefit plans and net losses of $419 million for Abbott’s medical and dental plans. Actuarial losses and gains are amortized over the remaining service attribution periods of the employees under the corridor method, in accordance with the rules for accounting for post-employment benefits.  Differences between the expected long-term return on plan assets and the actual annual return are amortized over a five-year period.

Valuation of Intangible Assets — Abbott has acquired and continues to acquire significant intangible assets that Abbott records at fair value at the acquisition date.  Transactions involving the purchase or sale of intangible assets occur with some frequency between companies in the health care field and valuations are usually based on a discounted cash flow analysis.  The discounted cash flow model requires assumptions about the timing and amount of future net cash flows, risk, cost of capital, terminal values and market participants.  Each of these factors can significantly affect the value of the intangible asset.  Abbott engages independent valuation experts who review Abbott’s critical assumptions and calculations for acquisitions of significant intangibles.  Abbott reviews definite-lived intangible assets for impairment each quarter using an undiscounted net cash flows approach.  If the undiscounted cash flows of an intangible asset are less than the carrying value of an intangible asset, the intangible asset is written down to its fair value, which is usually the discounted cash flow amount.  Where cash flows cannot be identified for an individual asset, the review is applied at the lowest group level for which cash flows are identifiable.  Goodwill and indefinite-lived intangible assets, which relate to in-process research and development acquired in a business combination, are reviewed for impairment annually or when an event that could result in impairment occurs.  At December 31, 2020, goodwill amounted to $23.7 billion and net intangibles amounted to $14.8 billion.  Amortization expense in continuing operations for intangible assets amounted to $2.1 billion in 2020, $1.9 billion in 2019 and $2.2 billion in 2018.  There was no reduction of goodwill relating to impairments in 2020, 2019 and 2018.

Litigation — Abbott accounts for litigation losses in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) No. 450, “Contingencies.” Under ASC No. 450, loss contingency provisions are recorded for probable losses at management’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded.  These estimates are often initially developed substantially earlier than the ultimate loss is known, and the estimates are refined each accounting period as additional information becomes known.  Accordingly, Abbott is often initially unable to develop a best estimate of loss, and therefore the minimum amount, which could be zero, is recorded.  As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made, also resulting in additional loss provisions.  Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.  Abbott estimates the range of possible loss to be from approximately $90 million to $120 million for its legal proceedings and environmental exposures.  Accruals of approximately $105 million have been recorded at December 31, 2020 for these proceedings and exposures.  These accruals represent management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.”

Results of Operations

Sales

The following table details the components of sales growth by reportable segment for the last two years:

		Components of % Change
	Total
	% Change	Price	Volume	Exchange
Total Net Sales
2020 vs. 2019	8.5	(0.4)	10.2	(1.3)
2019 vs. 2018	4.3	0.2	7.3	(3.2)

Total U.S.
2020 vs. 2019	14.2	(1.1)	15.3	—
2019 vs. 2018	5.2	(0.4)	5.6	—

Total International
2020 vs. 2019	5.3	0.1	7.2	(2.0)
2019 vs. 2018	3.9	0.5	8.3	(4.9)

Established Pharmaceutical Products Segment
2020 vs. 2019	(4.1)	2.7	(0.8)	(6.0)
2019 vs. 2018	1.4	3.0	4.3	(5.9)

Nutritional Products Segment
2020 vs. 2019	3.2	0.8	3.9	(1.5)
2019 vs. 2018	2.5	0.9	3.9	(2.3)

Diagnostic Products Segment
2020 vs. 2019	40.1	(0.8)	41.4	(0.5)
2019 vs. 2018	2.9	(0.5)	6.4	(3.0)

Medical Devices Segment
2020 vs. 2019	(3.7)	(1.9)	(1.9)	0.1
2019 vs. 2018	7.6	(0.9)	11.4	(2.9)

The increase in Total Net Sales in 2020 reflects volume growth in the Diagnostics and Nutritional Products segments.  In Medical Devices, the impact of COVID-19 on Abbott’s cardiovascular and neuromodulation businesses was partially offset by double-digit volume growth in Diabetes Care.  The increase in Total Net Sales in 2019 reflects volume growth across all of Abbott’s segments.  The price declines related to the Medical Devices segment in 2020 and 2019 primarily reflect DES pricing pressures as a result of market competition in the U.S. and other major markets.

A comparison of significant product and product group sales is as follows.  Percent changes are versus the prior year and are based on unrounded numbers.

			Total	Impact of	Total Change
	2020	2019	Change	Exchange	Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,209	$3,392	(5)%	(8)%	3%
Other	1,094	1,094	—	1	(1)

Nutritionals —
International Pediatric Nutritionals	2,140	2,282	(6)	(2)	(4)
U.S. Pediatric Nutritionals	1,987	1,879	6	—	6
International Adult Nutritionals	2,228	2,017	11	(3)	14
U.S. Adult Nutritionals	1,292	1,231	5	—	5

Diagnostics —
Core Laboratory	4,475	4,656	(4)	(1)	(3)
Molecular	1,438	442	225	(1)	226
Point of Care	516	561	(8)	—	(8)
Rapid Diagnostics	4,376	2,054	113	1	112

Medical Devices —
Rhythm Management	1,914	2,144	(11)	—	(11)
Electrophysiology	1,578	1,721	(8)	1	(9)
Heart Failure	740	769	(4)	—	(4)
Vascular (a)	2,339	2,850	(18)	—	(18)
Structural Heart	1,247	1,400	(11)	—	(11)
Neuromodulation	702	831	(16)	—	(16)
Diabetes Care	3,267	2,524	29	—	29

(a) Vascular Product Lines:
Coronary and Endovascular	2,263	2,740	(17)	—	(17)

			Total	Impact of	Total Change
	2019	2018	Change	Exchange	Excl. Exchange
(dollars in millions)
Total Established Pharmaceuticals —
Key Emerging Markets	$3,392	$3,363	1%	(7)%	8%
Other	1,094	1,059	3	(3)	6

Nutritionals —
International Pediatric Nutritionals	2,282	2,254	1	(4)	5
U.S. Pediatric Nutritionals	1,879	1,843	2	—	2
International Adult Nutritionals	2,017	1,900	6	(5)	11
U.S. Adult Nutritionals	1,231	1,232	—	—	—

Diagnostics —
Core Laboratory	4,656	4,386	6	(4)	10
Molecular	442	484	(9)	(3)	(6)
Point of Care	561	553	2	—	2
Rapid Diagnostics	2,054	2,072	(1)	(2)	1

Medical Devices —
Rhythm Management	2,144	2,198	(3)	(3)	—
Electrophysiology	1,721	1,561	10	(3)	13
Heart Failure	769	646	19	(1)	20
Vascular (a)	2,850	2,929	(3)	(3)	—
Structural Heart	1,400	1,239	13	(3)	16
Neuromodulation	831	864	(4)	(2)	(2)
Diabetes Care	2,524	1,933	31	(5)	36

(a) Vascular Product Lines:
Coronary and Endovascular	2,740	2,778	(1)	(2)	1

In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

Total Established Pharmaceutical Products sales increased 1.9 percent in 2020 and 7.3 percent in 2019, excluding the unfavorable impact of foreign exchange.  The Established Pharmaceutical Products segment is focused on several key emerging markets including India, Russia, China and Brazil.  Excluding the impact of foreign exchange, total sales in these key emerging markets increased 2.6 percent in 2020 and 7.9 percent in 2019 due to higher sales in several geographies including China, Brazil, India and Russia.  Excluding the impact of foreign exchange, sales in Established Pharmaceuticals’ other emerging markets decreased 0.5 percent in 2020 and increased 5.6 percent in 2019.

Total Nutritional Products sales increased 4.7 percent in 2020 and 4.8 percent in 2019, excluding the impact of foreign exchange.  In 2020, International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 4.1 percent as growth across Abbott’s pediatric products in various countries in Southeast Asia was more than offset by challenging market dynamics in the infant category in Greater China.  The 4.6 percent increase in 2019 International Pediatric Nutritional sales, excluding the effect of foreign exchange, was driven by growth across Abbott’s portfolio, including Similac and PediaSure in various countries in Asia and Latin America and Pedialyte in Latin America.  This growth was partially offset by challenging market dynamics in the infant category in Greater China.  In the U.S. Pediatric Nutritional business, sales increased 5.8 percent in 2020 and 1.9 percent in 2019, reflecting growth in Similac in 2020 and growth in PediaSure and Pedialyte in both years.

In the International Adult Nutritional business, sales increased 13.6 percent and 10.9 percent in 2020 and 2019, respectively, excluding the effect of foreign exchange, due to continued growth of Ensure and Glucerna in several countries.  In 2020 U.S. Adult Nutritional sales increased 4.9 percent, primarily due to growth of Ensure.  In 2019, U.S. Adult Nutritional sales were unchanged from 2018 due to the impact of Abbott’s discontinuation of a non-core product line during the third quarter of 2018 that was offset by growth in other areas of the business.

In the Diagnostics segment, Core Laboratory sales decreased 2.8 percent in 2020, excluding the effect of foreign exchange, as the lower volume of routine testing performed in hospital and other laboratories due to COVID-19 was partially offset by sales of Abbott’s COVID-19 laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the virus.  Core Laboratory antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $268 million in 2020.  The 225.7 percent increase in Molecular Diagnostics sales in 2020, excluding the effect of foreign exchange, reflects higher volumes due to demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000 and Alinity m platforms.  Abbott received U.S. FDA approval in March 2020 for its Alinity m molecular diagnostics system.  Molecular Diagnostics COVID-19 testing-related sales were $1.023 billion in 2020.

In Rapid Diagnostics, sales increased 112.3 percent in 2020, excluding the effect of foreign exchange, due to strong demand for Abbott’s point-of-care COVID-19 molecular test on its ID NOW platform and its BinaxNOW COVID-19 Ag Card test in the U.S. as well as international demand for COVID-19 rapid tests on its Panbio system and increased testing in the first quarter for the flu in the U.S. These increases were partially offset by the unfavorable impact of COVID-19 on routine diagnostic testing.  Rapid Diagnostics COVID-19 testing-related sales were $2.593 billion in 2020.

In the Diagnostics segment, the sales increase in 2019 was driven by above-market growth in Core Laboratory in the U.S. and internationally, where Abbott achieved continued adoption of its Alinity family of diagnostic instruments.  The 6.3 percent decrease in 2019 Molecular sales, excluding the effect of foreign exchange, reflects the negative impact of lower non-governmental organization purchases in Africa.  In Rapid Diagnostics, sales growth in 2019 in various areas, including infectious disease testing in developed markets and cardio-metabolic testing, was mostly offset by lower than expected infectious disease testing sales in Africa.

Excluding the effect of foreign exchange, total Medical Devices sales decreased 3.8 percent and increased 10.5 percent in 2020 and 2019, respectively.  In 2020, double-digit growth in Diabetes Care was more than offset by decreases in Abbott’s cardiovascular and neuromodulation businesses due to the impact of COVID-19 and lower vascular sales in China in the fourth quarter of 2020 as a result of a new national tender program.  The 2019 sales increase was driven by double-digit growth in Diabetes Care, Structural Heart, Electrophysiology and Heart Failure.

The 2020 and 2019 growth in Diabetes Care revenue was driven by continued growth of FreeStyle Libre, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  In 2020, FreeStyle Libre sales totaled $2.635 billion, which reflected a 42.6 percent increase over 2019, excluding the effect of foreign exchange.  FreeStyle Libre sales in 2019 were $1.842 billion, which reflected a 69.8 percent increase, excluding the effect of foreign exchange, over 2018 when sales totaled $1.128 billion.

In 2019, growth in Structural Heart revenue was broad-based across several areas of the business, including MitraClip, Abbott's market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve.  2019 growth in Electrophysiology revenue reflects higher sales of cardiac diagnostic and ablation catheters in both the U.S. and internationally.  The growth in Heart Failure revenue in 2019 was driven by rapid market adoption in the U.S. of Abbott's HeartMate 3® Left Ventricular Assist Device (LVAD) following FDA approval in October 2018 as a destination (long-term use) therapy for people living with advanced heart failure as well as higher sales of Abbott’s CardioMEMS® heart failure monitoring system.  In Vascular, excluding the effect of foreign exchange, sales in 2019 were flat as the 1.3 percent increase in coronary and endovascular product sales, which includes drug-eluting stents, balloon catheters, guidewires, vascular imaging/diagnostics products, vessel closure, carotid and other coronary and peripheral products, was offset by reductions in royalty and contract manufacturing revenue.  In Rhythm Management, higher 2019 international sales, excluding the effect of foreign exchange, were offset by a 4.4 percent decrease in U.S. revenue.  In 2019, the 2.4 percent decline in Neuromodulation sales, excluding the effect of foreign exchange, reflects a 4.2 percent decline in U.S. sales.

Abbott has periodically sold product rights to non-strategic products and has recorded the related gains in net sales in accordance with Abbott’s revenue recognition policies as discussed in Note 1 to the consolidated financial statements.  Related net sales were not significant in 2020, 2019 and 2018.

The expiration of licenses and patent protection can affect the future revenues and operating income of Abbott.  There are no significant patent or license expirations in the next three years that are expected to materially affect Abbott.

In April 2017, Abbott received a warning letter from the U.S. FDA related to its manufacturing facility in Sylmar, CA which was acquired by Abbott on January 4, 2017 as part of the acquisition of St. Jude Medical, Inc. (St. Jude Medical).  This facility manufactures implantable cardioverter defibrillators, cardiac resynchronization therapy defibrillators, and monitors.  Abbott prepared and executed a comprehensive plan of corrective actions.  On April 28, 2020, Abbott received a letter from the FDA indicating that, based on the FDA’s evaluation, it appeared that Abbott had addressed the items in the warning letter.  As a result, the warning letter is considered closed.

Operating Earnings

Gross profit margins were 50.5 percent of net sales in 2020, 52.5 percent in 2019 and 51.3 percent in 2018.  In 2020, the decrease primarily reflects the mix of sales across Abbott’s various businesses and operational inefficiencies due to the impact of COVID-19, as well as the increase in intangible asset amortization, the impairment of intangible assets and the unfavorable effect of foreign exchange on gross margin in 2020.  In 2019, the increase primarily reflects lower intangible amortization expense and lower integration and restructuring costs.

Research and development (R&D) expenses were $2.4 billion in 2020 and 2019, and $2.3 billion in 2018.  R&D spending in 2020 was relatively flat compared to 2019 as the impact of the immediate expensing in 2019 of an R&D asset valued at $102 million that was acquired in conjunction with the acquisition of Cephea Valve Technologies, Inc. (Cephea) was partially offset by the $55 million impairment of an in-process R&D intangible asset in 2020.  R&D expense in 2020 also reflects lower integration and restructuring costs in 2020 related to R&D, partially offset by higher spending on various projects.  R&D expenses in 2019 increased 6.1 percent, primarily reflecting the immediate expensing of the Cephea R&D asset as well as higher R&D spending in various businesses, primarily in Medical Devices, partially offset by the favorable effect of foreign exchange.  In 2020, R&D expenditures totaled $1.3 billion for the Medical Devices segment, $608 million for the Diagnostic Products segment, $189 million for the Nutritional Products segment and $177 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses were basically flat in 2020 and 2019 versus the respective prior years.  In 2020, the favorable effect of foreign exchange, income of approximately $100 million from a litigation settlement in 2020, lower spending due to COVID-19 travel  restrictions, and the impact of various cost saving initiatives were offset by higher spending to drive growth in various businesses.  In 2019, the favorable effect of foreign exchange and lower acquisition-related integration costs offset higher selling and marketing costs to drive continued growth across various businesses.

Restructurings

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2017, the accrued balance associated with these actions was $68 million. From 2018 to 2020, Abbott recorded employee related severance and other charges totaling approximately $137 million, comprised of $13 million in 2020, $72 million in 2019 and $52 million in 2018. Approximately $30 million was recorded in Cost of products sold, approximately $15 million was recorded in Research and development, and approximately $92 million was recorded in Selling, general and administrative expense over the last three years. As of December 31, 2020, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $25 million and primarily represent severance obligations.

From 2016 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses.  Abbott recorded employee related severance and other charges of approximately $36 million in 2020, $66 million in 2019 and $28 million in 2018.  Approximately $6 million in 2020, $16 million in 2019 and $10 million in 2018 are recorded in Cost of products sold, approximately $2 million in 2020, $28 million in 2019 and $2 million in 2018 are recorded in Research and development, and approximately $28 million in 2020, $22 million in 2019 and $16 million in 2018 are recorded in Selling, general and administrative expense.

Interest Expense and Interest (Income)

Interest expense, net decreased $76 million in 2020 due to a reduction in interest expense resulting from the favorable impact of the euro debt financing in November 2019, the repayment of debt in December 2019 and a lower interest rate environment in 2020.  In 2019, interest expense, net decreased $145 million due to the favorable impact of the euro debt financing in September 2018, as well as the repayment of debt in 2018 and the first quarter of 2019.

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

Other (Income) Expense, net

Other (income) expense, net, for 2020, 2019 and 2018 includes approximately $205 million, $225 million, and $160 million of income in each year, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.  Other (income) expense, net for 2020 also includes equity investment impairments that totaled approximately $115 million.

Taxes on Earnings

The income tax rates on earnings from continuing operations were 10.0 percent in 2020, 9.6 percent in 2019 and 18.8 percent in 2018.

In 2020, taxes on earnings from continuing operations include the recognition of approximately $170 million of tax benefits associated with the impairment of certain assets, approximately $140 million of net tax benefits as a result of the resolution of various tax positions related to prior years, and approximately $100 million in excess tax benefits associated with share-based compensation.  In 2020, taxes on earnings from continuing operations also include a $26 million increase to the transition tax associated with the 2017 Tax Cuts and Jobs Act (TCJA).  The $26 million increase to the transition tax liability was the result of the resolution of various tax positions related to prior years.  This adjustment increased the cumulative net tax expense related to the TCJA to $1.53 billion.

In 2019, taxes on earnings from continuing operations included approximately $100 million in excess tax benefits associated with share-based compensation, an $86 million reduction of the transition tax and $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India.  The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.  In 2018, taxes on earnings from continuing operations included $98 million of net tax expense related to the settlement of Abbott’s 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group’s 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries as well as approximately $90 million in excess tax benefits associated with share-based compensation.  In 2018, Abbott also recorded $130 million of additional tax expense related to the TCJA; the $130 million reflected a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities.

Exclusive of these discrete items, tax expense was favorably impacted by lower tax rates and tax exemptions on foreign income primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, and Malta.  Abbott benefits from a combination of favorable statutory tax rules, tax rulings, grants, and exemptions in these tax jurisdictions.  See Note 15 to the consolidated financial statements for a full reconciliation of the effective tax rate to the U.S. federal statutory rate.

Discontinued Operations

The net earnings of discontinued operations include income tax benefits of $24 million in 2020 and $39 million in 2018.  The 2020 tax benefits primarily relate to the resolution of various tax positions related to Abbott’s developed markets branded generic pharmaceuticals business which was sold to Mylan Inc. (Mylan) in 2015.  The tax positions relate to years prior to the sale to Mylan.  The 2018 tax benefits primarily relate to the resolution of various tax positions related to the operations of AbbVie Inc. (AbbVie) for years prior to the separation.  Abbott completed the separation of AbbVie, which was formed to hold Abbott’s research-based proprietary pharmaceuticals business, in January 2013.  Abbott retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation.

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

In the EU, medical devices are also categorized into different classes and the regulatory process, which has been governed by the European Medical Device Directive and the Active Implantable Medical Device Directive, varies by class.  Each product must bear a CE mark to show compliance with the Directive.  In the second quarter of 2017, the EU adopted the new Medical Devices Regulation (MDR) which replaces the existing directives in the EU for medical devices and imposes additional premarket and postmarket regulatory requirements on manufacturers of such products.  While the MDR was previously adopted to apply after a three year transition period, in 2020 the European Parliament postponed the date of application by one year.

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

Areas of Focus

In 2021 and beyond, Abbott’s significant areas of therapeutic focus will include the following:

Established Pharmaceuticals — Abbott focuses on building country-specific portfolios made up of high-quality medicines that meet the needs of people in emerging markets.  Over the next several years, Abbott plans to expand its product portfolio in key therapeutic areas with the aim of being among the first to launch new off-patent and differentiated medicines.  In addition, Abbott continues to expand existing brands into new markets, implement product enhancements that provide value to patients and acquire strategic products and technology through licensing activities.  Abbott is also actively working on the further development of several key brands such as Creon™, Duphaston™, Duphalac™ and Influvac™.  Depending on the product, the activities focus on development of new data, markets, formulations, delivery systems, or indications.  One example includes the launch of Abbott’s quadrivalent influenza vaccination Influvac® Tetra in 12 markets and an expanded indication in 16 markets to cover children, adolescents and young adults from 3 to 17 years old.

Medical Devices — Abbott’s research and development programs focus on:

●	Cardiac Rhythm Management – Development of next-generation rhythm management technologies, including advanced communication capabilities and leadless pacing therapies.
●	Heart Failure – Continued enhancements to Abbott’s mechanical circulatory support and pulmonary artery pressure systems, including enhanced clinical performance and usability.
●	Electrophysiology – Development of next-generation technologies in the areas of ablation, diagnostic, mapping, and visualization and recording.
●	Vascular – Development of next-generation technologies for use in coronary and peripheral vascular procedures.
●	Structural Heart – Development of minimally-invasive transcatheter and surgical devices for the repair and replacement of heart valves and other structural heart conditions.
●	Neuromodulation – Development of additional clinical evidence and next-generation technologies leveraging digital health to improve patient and physician engagement to treat chronic pain, movement disorders and other indications.
●	Diabetes Care – Develop enhancements and additional indications for the FreeStyle Libre platform of continuous glucose monitoring products to help patients improve their ability to manage diabetes and for use beyond diabetes.

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

Molecular Diagnostics — Several new molecular in vitro diagnostic (IVD) tests are in various stages of development and launch.

Rapid Diagnostics — Abbott’s research and development programs focus on the development of diagnostic products for infectious disease, cardiometabolic disease and toxicology.

In addition, the Diagnostics Divisions are pursuing the FDA’s customary regulatory process for various COVID-19 tests for which an EUA was obtained in 2020.

Given the diversity of Abbott’s business, its intention to remain a broad-based health care company and the numerous sources for potential future growth, no individual project is expected to be material to cash flows or results of operations over the next five years.  Factors considered included research and development expenses projected to be incurred for the project over the next year relative to Abbott’s total research and development expenses, as well as qualitative factors, such as marketplace perceptions and impact of a new product on Abbott’s overall market position.  There were no delays in Abbott’s 2020 research and development activities that are expected to have a material impact on operations.

While the aggregate cost to complete the numerous projects currently in development is expected to be material, the total cost to complete will depend upon Abbott’s ability to successfully finish each project, the rate at which each project advances, and the ultimate timing for completion.  Given the potential for significant delays and the risk of failure inherent in the development of medical device, diagnostic and pharmaceutical products and technologies, it is not possible to accurately estimate the total cost to complete all projects currently in development.  Abbott plans to manage its portfolio of projects to achieve research and development spending that will be competitive in each of the businesses in which it participates, and such spending is expected to approximate 7.0 percent of total Abbott sales in 2021.  Abbott does not regularly accumulate or make management decisions based on the total expenses incurred for a particular development phase in a given period.

Goodwill

At December 31, 2020, goodwill recorded as a result of business combinations totaled $23.7 billion.  Goodwill is reviewed for impairment annually in the third quarter or when an event that could result in an impairment occurs, using a quantitative assessment to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying amount.  The income and market approaches are used to calculate the fair value of each reporting unit.  The results of the last impairment test indicated that the fair value of each reporting unit was substantially in excess of its carrying value.

Financial Condition

Cash Flow

Net cash from operating activities amounted to $7.9 billion, $6.1 billion and $6.3 billion in 2020, 2019 and 2018, respectively.  The increase in Net cash from operating activities in 2020 was primarily due to the favorable cash flow impact of higher segment operating earnings, lower payments related to interest, integration expenses, and restructuring actions, and the proceeds from a litigation settlement partially offset by an increased investment in working capital and higher income tax payments.  The decrease in Net cash from operating activities in 2019 was primarily due to an increased investment in working capital, timing of pension contributions relative to 2018 and higher income tax payments, partially offset by the favorable cash flow impact of improved segment operating earnings and lower interest and acquisition-related expenses.

While a significant portion of Abbott’s cash and cash equivalents at December 31, 2020, are reinvested in foreign subsidiaries, Abbott does not expect such reinvestment to affect its liquidity and capital resources.  Due to the enactment of the TCJA, if these funds were needed for operations in the U.S., Abbott does not expect to incur significant additional income taxes in the future to repatriate these funds.

Abbott funded $400 million in 2020, $382 million in 2019 and $114 million in 2018 to defined benefit pension plans.  Abbott expects pension funding of approximately $410 million in 2021 for its pension plans.  Abbott expects annual cash flow from operating activities to continue to exceed Abbott’s capital expenditures and cash dividends.

Debt and Capital

At December 31, 2020, Abbott’s long-term debt rating was A by Standard & Poor’s Corporation and A3 by Moody’s.  Abbott expects to maintain an investment grade rating.

Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis.  The lines of credit are part of a Five Year Credit Agreement (Revolving Credit Agreement) that Abbott entered into on November 12, 2020.  At that time, Abbott also terminated its 2018 revolving credit agreement.  There were no outstanding borrowings under the 2018 revolving credit agreement at the time of its termination.  Any borrowings under the Revolving Credit Agreement will mature and be payable on November 12, 2025. Any borrowings under the Revolving Credit Agreement will bear interest, at Abbott’s option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

In 2020, financing activities related to the issuance and repayment of long-term debt included the following:

●	On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.
●	On September 28, 2020, Abbott repaid the €1.140 billion outstanding principal amount of its 0.00% Notes due 2020 upon maturity. The repayment equated to approximately $1.3 billion.

As of December 31, 2020, Abbott’s total debt is $18.7 billion.

In 2018 and 2019, Abbott committed to reducing its debt levels which had increased as part of the acquisitions of St. Jude Medical and Alere in 2017. In 2018, net repayments totaled approximately $8.3 billion of debt.

On February 24, 2019, Abbott redeemed the $500 million outstanding principal amount of its 2.80% Notes due 2020.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  This bond redemption authorization superseded the board’s previous authorization under which $700 million had not yet been redeemed.  On December 19, 2019, Abbott redeemed the $2.850 billion outstanding principal amount of its 2.90% Notes due 2021.  $2.15 billion of the 2019 $5 billion redemption authorization remains available as of December 31, 2020.

On November 19, 2019, Abbott’s wholly owned subsidiary, Abbott Ireland Financing DAC, completed a euro debt offering of €1.180 billion of long-term debt.  The proceeds equated to approximately $1.3 billion.  The Notes are guaranteed by Abbott.

On November 21, 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of its net investment in certain foreign subsidiaries.  The term loan bears interest at TIBOR plus a fixed spread, and the interest rate is reset quarterly.  The proceeds equated to approximately $550 million.

In total, these 2019 transactions resulted in the repayment of approximately of $1.6 billion of debt, net of borrowings.

In September 2014, the board of directors authorized the repurchase of up to $3.0 billion of Abbott’s common shares from time to time.  Under the program authorized in 2014, Abbott repurchased 36.2 million shares at a cost of $1.666 billion in 2015, 10.4 million shares at a cost of $408 million in 2016, 1.9 million shares at a cost of $130 million in 2018, 6.3 million shares at a cost of $525 million in 2019, and 1.6 million shares at a cost of $173 million in 2020 for a total of approximately $2.9 billion.  In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time.  The 2019 authorization is in addition to the approximately $100 million unused portion of the share repurchase program authorized in 2014.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.  No shares have been issued under this authorization.

Abbott declared dividends of $1.53 per share in 2020 compared to $1.32 per share in 2019, an increase of approximately 16 percent.  Dividends paid were $2.560 billion in 2020 compared to $2.270 billion in 2019.  The year-over-year change in dividends paid primarily reflects the impact of the increase in the dividend rate.

Working Capital

Working capital was $8.5 billion at December 31, 2020 and $4.8 billion at December 31, 2019.  The increase was due in large part to the higher level of cash and cash equivalents, which was due primarily to the increase in cash generated from operating activities, and the repayment of the current portion of long term debt after the issuance of new long term notes in 2020.  Working capital also increased due to the higher levels of accounts receivable and inventory partially offset by an increase in accounts payable associated with the growth of the business.

Abbott monitors the credit worthiness of customers and establishes an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  Abbott considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific exposures related to particular customers.  Abbott also monitors other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances.

Capital Expenditures

Capital expenditures of $2.2 billion in 2020, $1.6 billion in 2019 and $1.4 billion in 2018 were principally for upgrading and expanding manufacturing and research and development facilities and equipment in various segments, investments in information technology, and laboratory instruments placed with customers.  The 2020 increase in capital expenditures primarily reflects the building of capacity for the manufacture of COVID-19 diagnostics tests.

Contractual Obligations

The table below summarizes Abbott’s estimated contractual obligations as of December 31, 2020.

	Payments Due By Period
					2026 and
(in millions)	Total	2021	2022‑2023	2024‑2025	Thereafter
Long‑term debt, including current maturities	$18,490	$7	$3,203	$2,802	$12,478
Interest on debt obligations	9,011	596	1,152	1,024	6,239
Operating lease obligations	1,315	272	405	231	407
Purchase commitments (a)	4,757	4,192	478	77	10
Other long‑term liabilities (b)	3,845	—	1,959	1,266	620
Total (c)	$37,418	$5,067	$7,197	$5,400	$19,754
(a)	Purchase commitments are for purchases made in the normal course of business to meet operational and capital expenditure requirements.
(b)	Other long-term liabilities include estimated payments for the transition tax under the TCJA, net of applicable credits.
(c)	Net unrecognized tax benefits totaling approximately $740 million are excluded from the table above as Abbott is unable to reasonably estimate the period of cash settlement with the respective taxing authorities on such items. See Note 15 — Taxes on Earnings from Continuing Operations for further details. The company has employee benefit obligations consisting of pensions and other post-employment benefits, including medical and life, which have been excluded from the table. A discussion of the company’s pension and post-retirement plans, including funding matters is included in Note 14 — Post-employment Benefits.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott in the first quarter of 2021.  Adoption of this new standard will not have a material impact on Abbott’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  Abbott adopted the standard on January 1, 2020 and recorded a cumulative adjustment that was not significant to Earnings employed in the business in the Consolidated Balance Sheet.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Financial Instruments and Risk Management

Market Price Sensitive Investments

The fair value of equity securities held by Abbott with a readily determinable fair value was approximately $20 million and $11 million as of December 31, 2020 and 2019, respectively.  These equity securities are subject to potential changes in fair value.  A hypothetical 20 percent decrease in the share prices of these investments would decrease their fair value at December 31, 2020 by approximately $4 million.  Changes in the fair value of these securities are recorded in earnings.  The fair value of investments in mutual funds that are held in a rabbi trust for the purpose of paying benefits under a deferred compensation plan was approximately $366 million and $346 million as of December 31, 2020 and 2019, respectively. Changes in the fair value of these investments, as well as an offsetting change in the benefit obligation, are recorded in earnings.

Non-Publicly Traded Equity Securities

Abbott holds equity securities that are not traded on public stock exchanges.  The carrying value of these investments was $113 million and $158 million as of December 31, 2020 and 2019, respectively.  No individual investment is recorded at a value in excess of $15 million.  Abbott measures these investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

Interest Rate Sensitive Financial Instruments

At December 31, 2020 and 2019, Abbott had interest rate hedge contracts totaling $2.9 billion to manage its exposure to changes in the fair value of debt.  The effect of these hedges is to change the fixed interest rate to a variable rate for the portion of the debt that is hedged.  Abbott does not use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its investment securities.  The fair value of long-term debt at December 31, 2020 and 2019 amounted to $22.8 billion and $20.8 billion, respectively (average interest rates of 3.3% as of December 31, 2020 and 2019) with maturities through 2046.  At December 31, 2020 and 2019, the fair value of current and long-term investment securities amounted to approximately $1.1 billion and $1.2 billion, respectively.  A hypothetical 100-basis point change in the interest rates would not have a material effect on cash flows, income or fair values.

Foreign Currency Sensitive Financial Instruments

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts are designated as cash flow hedges of the variability of the cash flows due to changes in foreign currency exchange rates and are marked-to-market with the resulting gains or losses reflected in Accumulated other comprehensive income (loss).  Gains or losses will be included in Cost of products sold at the time the products are sold, generally within the next twelve to eighteen months.  At December 31, 2020 and 2019, Abbott held $8.1 billion and $6.8 billion, respectively, of such contracts.  Contracts held at December 31, 2020 will mature in 2021 or 2022 depending upon the contract.  Contracts held at December 31, 2019 matured in 2020 or will mature in 2021 depending upon the contract.

Abbott enters into foreign currency forward exchange contracts to manage its exposure to foreign currency denominated intercompany loans and trade payables and third-party trade payables and receivables.  The contracts are marked-to-market, and resulting gains or losses are reflected in income and are generally offset by losses or gains on the foreign currency exposure being managed.  At December 31, 2020 and 2019, Abbott held $11.0 billion and $9.1 billion, respectively, of such contracts, which mature in the next 13 months.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries.  The proceeds equated to approximately $550 million.  The value of this long-term debt was approximately $577 million and $546 million as of December 31, 2020 and December 31, 2019, respectively.  The change in the value of the debt, which is due to changes in foreign exchange rates, was recorded in Accumulated other comprehensive income (loss), net of tax.

The following table reflects the total foreign currency forward exchange contracts outstanding at December 31, 2020 and 2019:

	2020			2019
		Weighted	Fair and		Weighted	Fair and
		Average	Carrying Value		Average	Carrying Value
	Contract	Exchange	Receivable/	Contract	Exchange	Receivable/
(dollars in millions)	Amount	Rate	(Payable)	Amount	Rate	(Payable)
Primarily U.S. Dollars to be exchanged for the following currencies:
Euro	$7,781	1.1821	$(91)	$7,085	1.1189	$65
Chinese Yuan	2,401	6.4900	(99)	2,177	7.0216	4
Japanese Yen	1,589	105.3861	(20)	1,092	106.8530	13
All other currencies	7,369	n/a	(198)	5,532	n/a	(23)
Total	$19,140		$(408)	$15,886		$59

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Abbott Laboratories and Subsidiaries

Consolidated Statement of Earnings

(in millions except per share data)

	Year Ended December 31
	2020	2019	2018
Net Sales	$34,608	$31,904	$30,578
Cost of products sold, excluding amortization of intangible assets	15,003	13,231	12,706
Amortization of intangible assets	2,132	1,936	2,178
Research and development	2,420	2,440	2,300
Selling, general and administrative	9,696	9,765	9,744
Total Operating Cost and Expenses	29,251	27,372	26,928
Operating Earnings	5,357	4,532	3,650
Interest expense	546	670	826
Interest income	(46)	(94)	(105)
Net foreign exchange (gain) loss	(8)	7	28
Debt extinguishment costs	—	63	167
Other (income) expense, net	(103)	(191)	(139)
Earnings from Continuing Operations Before Taxes	4,968	4,077	2,873
Taxes on Earnings from Continuing Operations	497	390	539

Earnings from Continuing Operations	4,471	3,687	2,334

Net Earnings from Discontinued Operations, net of taxes	24	—	34

Net Earnings	$4,495	$3,687	$2,368

Basic Earnings Per Common Share --
Continuing Operations	$2.51	$2.07	$1.32
Discontinued Operations	0.01	—	0.02
Net Earnings	$2.52	$2.07	$1.34

Diluted Earnings Per Common Share --
Continuing Operations	$2.49	$2.06	$1.31
Discontinued Operations	0.01	—	0.02
Net Earnings	$2.50	$2.06	$1.33

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,773	1,768	1,758
Dilutive Common Stock Options	13	13	12
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,786	1,781	1,770
Outstanding Common Stock Options Having No Dilutive Effect	9	61	—

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Comprehensive Income

(in millions)

	Year Ended December 31
	2020	2019	2018
Net Earnings	$4,495	$3,687	$2,368
Foreign currency translation gain (loss) adjustments	65	(12)	(1,460)
Net actuarial gains (losses) and prior service cost and credits and amortization of net actuarial losses and prior service cost and credits, net of taxes of $(79) in 2020, $(238) in 2019 and $47 in 2018	(331)	(814)	132
Net (losses) gains on derivative instruments designated as cash flow hedges, net of taxes of $(87) in 2020, $(17) in 2019 and $50 in 2018	(215)	(53)	136
Other Comprehensive Income (Loss)	(481)	(879)	(1,192)
Comprehensive Income	$4,014	$2,808	$1,176

Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax as of December 31:
Cumulative foreign currency translation (loss) adjustments	$(4,859)	$(4,924)	$(4,912)
Net actuarial (losses) and prior service (cost) and credits	(3,871)	(3,540)	(2,726)
Cumulative (losses) gains on derivative instruments designated as cash flow hedges	(216)	(1)	52
Accumulated other comprehensive income (loss)	$(8,946)	$(8,465)	$(7,586)

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Cash Flows

(in millions)

	Year Ended December 31
	2020	2019	2018
Cash Flow From (Used in) Operating Activities:
Net earnings	$4,495	$3,687	$2,368
Adjustments to reconcile earnings to net cash from operating activities -
Depreciation	1,195	1,078	1,100
Amortization of intangible assets	2,132	1,936	2,178
Share-based compensation	546	519	477
Amortization of inventory step-up	—	—	32
Investing and financing losses, net	425	184	126
Loss on extinguishment of debt	—	63	167
Trade receivables	(924)	(275)	(190)
Inventories	(493)	(593)	(514)
Prepaid expenses and other assets	(627)	(138)	23
Trade accounts payable and other liabilities	1,766	220	747
Income taxes	(614)	(545)	(214)
Net Cash From Operating Activities	7,901	6,136	6,300

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(2,177)	(1,638)	(1,394)
Acquisitions of businesses and technologies, net of cash acquired	(42)	(170)	(54)
Proceeds from business dispositions	58	48	48
Purchases of investment securities	(83)	(103)	(131)
Proceeds from sales of investment securities	10	21	73
Other	19	27	102
Net Cash From (Used in) Investing Activities	(2,215)	(1,815)	(1,356)

Cash Flow From (Used in) Financing Activities:
Proceeds from issuance of (repayments of) short-term debt, net and other	2	—	(26)
Proceeds from issuance of long-term debt and debt with maturities over 3 months	1,281	1,842	4,009
Repayments of long-term debt and debt with maturities over 3 months	(1,333)	(3,441)	(12,433)
Purchases of common shares	(403)	(718)	(238)
Proceeds from stock options exercised	245	298	271
Dividends paid	(2,560)	(2,270)	(1,974)
Other	(11)	—	—
Net Cash From (Used in) Financing Activities	(2,779)	(4,289)	(10,391)

Effect of exchange rate changes on cash and cash equivalents	71	(16)	(116)
Net Increase (Decrease) in Cash and Cash Equivalents	2,978	16	(5,563)
Cash and Cash Equivalents, Beginning of Year	3,860	3,844	9,407
Cash and Cash Equivalents, End of Year	$6,838	$3,860	$3,844

Supplemental Cash Flow Information:
Income taxes paid	$970	$930	$740
Interest paid	549	677	845

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$6,838	$3,860
Investments, primarily bank time deposits and U.S. treasury bills	310	280
Trade receivables, less allowances of — 2020: $460; 2019: $384	6,414	5,425
Inventories:
Finished products	3,030	2,784
Work in process	712	560
Materials	1,270	972
Total inventories	5,012	4,316
Other prepaid expenses and receivables	1,867	1,786
Total current assets	20,441	15,667
Investments	821	883
Property and equipment, at cost:
Land	538	519
Buildings	4,014	3,702
Equipment	12,884	11,468
Construction in progress	1,357	1,110
	18,793	16,799
Less: accumulated depreciation and amortization	9,764	8,761
Net property and equipment	9,029	8,038
Intangible assets, net of amortization	14,784	17,025
Goodwill	23,744	23,195
Deferred income taxes and other assets	3,729	3,079
	$72,548	$67,887

Abbott Laboratories and Subsidiaries

Consolidated Balance Sheet

(dollars in millions)

	December 31
	2020	2019
Liabilities and Shareholders’ Investment
Current liabilities:
Short-term borrowings	$213	$201
Trade accounts payable	3,946	3,252
Salaries, wages and commissions	1,416	1,237
Other accrued liabilities	5,165	4,035
Dividends payable	798	635
Income taxes payable	362	226
Current portion of long-term debt	7	1,277
Total current liabilities	11,907	10,863
Long-term debt	18,527	16,661
Post-employment obligations and other long-term liabilities	9,111	9,062
Commitments and contingencies
Shareholders’ investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2020: 1,981,156,896; 2019: 1,976,855,085	24,145	23,853
Common shares held in treasury, at cost — Shares: 2020: 209,926,622; 2019: 214,351,838	(10,042)	(10,147)
Earnings employed in the business	27,627	25,847
Accumulated other comprehensive income (loss)	(8,946)	(8,465)
Total Abbott Shareholders’ Investment	32,784	31,088
Noncontrolling interests in subsidiaries	219	213
Total Shareholders’ Investment	33,003	31,301
	$72,548	$67,887

The accompanying notes to consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Consolidated Statement of Shareholders’ Investment

(in millions except shares and per share data)

	Year Ended December 31
	2020	2019	2018
Common Shares:
Beginning of Year
Shares: 2020: 1,976,855,085; 2019: 1,971,189,465; 2018: 1,965,908,188	$23,853	$23,512	$23,206
Issued under incentive stock programs
Shares: 2020: 4,301,811; 2019: 5,665,620; 2018: 5,281,277	181	209	163
Share-based compensation	548	521	479
Issuance of restricted stock awards	(437)	(389)	(336)
End of Year
Shares: 2020: 1,981,156,896; 2019: 1,976,855,085; 2018: 1,971,189,465	$24,145	$23,853	$23,512
Common Shares Held in Treasury:
Beginning of Year
Shares: 2020: 214,351,838; 2019: 215,570,043; 2018: 222,305,719	$(10,147)	$(9,962)	$(10,225)
Issued under incentive stock programs
Shares: 2020: 6,290,757; 2019: 7,796,030; 2018: 8,870,735	298	361	408
Purchased
Shares: 2020: 1,865,541; 2019: 6,577,825; 2018: 2,135,059	(193)	(546)	(145)
End of Year
Shares: 2020: 209,926,622; 2019: 214,351,838; 2018: 215,570,043	$(10,042)	$(10,147)	$(9,962)
Earnings Employed in the Business:
Beginning of Year	$25,847	$24,560	$23,978
Impact of adoption of new accounting standards	(5)	—	351
Net earnings	4,495	3,687	2,368
Cash dividends declared on common shares (per share — 2020: $1.53; 2019: $1.32; 2018: $1.16)	(2,722)	(2,343)	(2,047)
Effect of common and treasury share transactions	12	(57)	(90)
End of Year	$27,627	$25,847	$24,560
Accumulated Other Comprehensive Income (Loss):
Beginning of Year	$(8,465)	$(7,586)	$(6,062)
Impact of adoption of new accounting standards	—	—	(332)
Other comprehensive income (loss)	(481)	(879)	(1,192)
End of Year	$(8,946)	$(8,465)	$(7,586)
Noncontrolling Interests in Subsidiaries:
Beginning of Year	$213	$198	$201
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	6	15	(3)
End of Year	$219	$213	$198

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

INCOME TAXES — Deferred income taxes are provided for the tax effect of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements at the enacted statutory rate to be in effect when the taxes are paid.  No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax related to the U.S. Tax Cuts and Jobs Act (TCJA), or any additional outside basis differences that exist, as these amounts continue to be indefinitely reinvested in foreign operations.  Effective for fiscal years beginning after December 31, 2017, the TCJA subjects taxpayers to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries.  Abbott treats the GILTI tax as a period expense and provides for the tax in the year that the tax is incurred.  Interest and penalties on income tax obligations are included in taxes on earnings.

EARNINGS PER SHARE — Unvested restricted stock units and awards that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares in 2020, 2019 and 2018 were $4.449 billion, $3.666 billion and $2.320 billion, respectively. Net earnings allocated to common shares in 2020, 2019 and 2018 were $4.473 billion, $3.666 billion and $2.353 billion, respectively.

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

CASH, CASH EQUIVALENTS AND INVESTMENTS — Cash equivalents consist of bank time deposits, U.S. government securities money market funds and U.S. treasury bills with original maturities of three months or less.  Abbott holds certain investments with a carrying value of $277 million that are accounted for under the equity method of accounting.  Investments held in a rabbi trust and investments in publicly traded equity securities are recorded at fair value and changes in fair value are recorded in earnings.  Investments in equity securities that are not traded on public stock exchanges are recorded at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.  Investments in debt securities are classified as held-to-maturity, as management has both the intent and ability to hold these securities to maturity, and are reported at cost, net of any unamortized premium or discount.  Income relating to these securities is reported as interest income.

TRADE RECEIVABLE VALUATIONS — Accounts receivable are stated at the net amount expected to be collected.  The allowance for doubtful accounts reflects the current estimate of credit losses expected to be incurred over the life of the accounts receivable.  Abbott considers various factors in establishing, monitoring, and adjusting its allowance for doubtful accounts, including the aging of the accounts and aging trends, the historical level of charge-offs, and specific exposures related to particular customers.  Abbott also monitors other risk factors and forward-looking information, such as country risk, when determining credit limits for customers and establishing adequate allowances.  Accounts receivable are charged off after all reasonable means to collect the full amount (including litigation, where appropriate) have been exhausted.

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

Classification	Estimated Useful Lives
Buildings	10 to 50 years
Equipment	2 to 20 years

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Standards

In February 2018, the FASB issued Accounting Standards Update (ASU)  2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows companies to reclassify stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act, from Accumulated other comprehensive income (loss) to retained earnings (Earnings employed in the business).  Abbott adopted the new standard at the beginning of the fourth quarter of 2018.  As a result of the adoption of the new standard, approximately $337 million of stranded tax effects were reclassified from Accumulated other comprehensive income (loss) to Earnings employed in the business.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the methodology to be used to measure credit losses for certain financial instruments and financial assets, including trade receivables.  The new methodology requires the recognition of an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial asset.  Abbott adopted the standard on January 1, 2020 and recorded a cumulative adjustment that was not significant to Earnings employed in the business in the Consolidated Balance Sheet.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  The standard becomes effective for Abbott in the first quarter of 2021. Adoption of this new standard will not have a material impact on Abbott’s consolidated financial statements.

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

The following tables provide detail by sales category:

	2020			2019			2018
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$3,209	$3,209	$—	$3,392	$3,392	$—	$3,363	$3,363
Other	—	1,094	1,094	—	1,094	1,094	—	1,059	1,059
Total	—	4,303	4,303	—	4,486	4,486	—	4,422	4,422

Nutritionals —
Pediatric Nutritionals	1,987	2,140	4,127	1,879	2,282	4,161	1,843	2,254	4,097
Adult Nutritionals	1,292	2,228	3,520	1,231	2,017	3,248	1,232	1,900	3,132
Total	3,279	4,368	7,647	3,110	4,299	7,409	3,075	4,154	7,229

Diagnostics —
Core Laboratory	1,166	3,309	4,475	1,086	3,570	4,656	985	3,401	4,386
Molecular	621	817	1,438	149	293	442	152	332	484
Point of Care	369	147	516	438	123	561	432	121	553
Rapid Diagnostics	2,618	1,758	4,376	1,214	840	2,054	1,148	924	2,072
Total	4,774	6,031	10,805	2,887	4,826	7,713	2,717	4,778	7,495

Medical Devices —
Rhythm Management	903	1,011	1,914	1,057	1,087	2,144	1,105	1,093	2,198
Electrophysiology	660	918	1,578	742	979	1,721	678	883	1,561
Heart Failure	547	193	740	574	195	769	467	179	646
Vascular	853	1,486	2,339	1,047	1,803	2,850	1,126	1,803	2,929
Structural Heart	540	707	1,247	616	784	1,400	488	751	1,239
Neuromodulation	564	138	702	660	171	831	690	174	864
Diabetes Care	864	2,403	3,267	678	1,846	2,524	457	1,476	1,933
Total	4,931	6,856	11,787	5,374	6,865	12,239	5,011	6,359	11,370

Other	38	28	66	27	30	57	36	26	62

Total	$13,022	$21,586	$34,608	$11,398	$20,506	$31,904	$10,839	$19,739	$30,578

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

Remaining Performance Obligations

As of December 31, 2020, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.8 billion in the Diagnostic Products segment and approximately $430 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

These performance obligations primarily reflect the future sale of reagents/consumables in contracts with minimum purchase obligations, extended warranty or service obligations related to previously sold equipment, and remote monitoring services related to previously implanted devices.  Abbott has applied the practical expedient described in ASC 606-10-50-14 and has not included remaining performance obligations related to contracts with original expected durations of one year or less in the amounts above.

Assets Recognized for Costs to Obtain a Contract with a Customer

Abbott has applied the practical expedient in ASC 340-40-25-4 and records as an expense the incremental costs of obtaining contracts with customers in the period of occurrence when the amortization period of the asset that Abbott otherwise would have recognized is one year or less.  Upfront commission fees paid to sales personnel as a result of obtaining or renewing contracts with customers are incremental to obtaining the contract.  Abbott capitalizes these amounts as contract costs.  Capitalized commission fees are amortized based on the contract duration to which the assets relate which ranges from two to ten years.  The amounts as of December 31, 2020 and 2019 were not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 3 — Revenue (Continued)

Additionally, the cost of transmitters provided to customers that use Abbott’s remote monitoring service with respect to certain medical devices are capitalized as contract costs.  Capitalized transmitter costs are amortized based on the timing of the transfer of services to which the assets relate, which typically ranges from eight to ten years.  The amounts as of December 31, 2020 and 2019 were not significant.

Other Contract Assets and Liabilities

Abbott discloses Trade receivables separately in the Consolidated Balance Sheet at the net amount expected to be collected.  Contract assets primarily relate to Abbott’s conditional right to consideration for work completed but not billed at the reporting date.  Contract assets at the beginning and end of the period, as well as the changes in the balance, were not significant.

Contract liabilities primarily relate to payments received from customers in advance of performance under the contract.  Abbott’s contract liabilities arise primarily in the Medical Devices reportable segment when payment is received upfront for various multi-period extended service arrangements.  Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities
Balance at December 31, 2018	$259
Unearned revenue from cash received during the period	411
Revenue recognized related to contract liability balance	(376)
Balance at December 31, 2019	294
Unearned revenue from cash received during the period	505
Revenue recognized related to contract liability balance	(394)
Balance at December 31, 2020	$405

Note 4 — Discontinued Operations and Business Dispositions

The net earnings of discontinued operations include income tax benefits of $24 million in 2020 and $39 million in 2018. The 2020 tax benefits primarily relate to the resolution of various tax positions related to Abbott’s developed markets branded generic pharmaceuticals business which was sold to Mylan Inc. (Mylan) in 2015.  The tax positions relate to years prior to the sale to Mylan.  The 2018 tax benefits primarily relate to the resolution of various tax positions related to the operations of AbbVie Inc. (AbbVie) for years prior to the separation.  Abbott completed the separation of AbbVie, which was formed to hold Abbott’s research-based proprietary pharmaceuticals business, in January 2013.  Abbott retained all liabilities for all U.S. federal and foreign income taxes on income prior to the separation.

Note 5 — Supplemental Financial Information

Other (income) expense, net, for 2020, 2019 and 2018 includes approximately $205 million, $225 million and $160 million of income, respectively, related to the non-service cost components of the net periodic benefit costs associated with the pension and post-retirement medical plans.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Supplemental Financial Information (Continued)

The following summarizes the activity for 2020 related to the allowance for doubtful accounts as of December 31, 2020:

(in millions)
Allowance for Doubtful Accounts
Balance at December 31, 2019	$228
Impact of adopting ASU 2016-13	7
Provisions/charges to income	88
Amounts charged off and other deductions	(35)
Balance at December 31, 2020	$288

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

The detail of various balance sheet components is as follows:

	December 31,	December 31,
(in millions)	2020	2019
Long-term Investments:
Equity securities	$776	$836
Other	45	47
Total	$821	$883

Abbott’s long-term investments as of December 31, 2020 declined versus the balance as of December 31, 2019 due primarily to investment impairments totaling approximately $115 million, recorded in Other (income) expense, net within the Consolidated Statement of Earnings, which was partially offset by approximately $35 million of additional investments during 2020.

Abbott’s equity securities as of December 31, 2020 and December 31, 2019, include $366 million and $346 million, respectively, of investments in mutual funds that are held in a rabbi trust acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of December 31, 2020 with a carrying value of $277 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of $113 million that do not have a readily determinable fair value.  The $113 million carrying value is net of an approximately  $60 million impairment of an investment in 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 5 — Supplemental Financial Information (Continued)

In 2019, in conjunction with the acquisition of Cephea Valve Technologies, Inc., Abbott acquired a research & development (R&D) asset valued at $102 million, which was immediately expensed. The $102 million of expense was recorded in the R&D line of Abbott's Consolidated Statement of Earnings.

	December 31,	December 31,
(in millions)	2020	2019
Other Accrued Liabilities:
Accrued rebates payable to government agencies	$316	$212
Accrued other rebates (a)	805	655
All other	4,044	3,168
Total	$5,165	$4,035
(a)	Accrued wholesaler chargeback rebates of $178 million and $175 million at December 31, 2020 and 2019, respectively, are netted in trade receivables because Abbott’s customers are invoiced at a higher catalog price but only remit to Abbott their contract price for the products.

	December 31,	December 31,
(in millions)	2020	2019
Post-employment Obligations and Other Long-term Liabilities:
Defined benefit pension plans and post-employment medical and dental plans for significant plans	$3,119	$2,817
Deferred income taxes	1,406	1,546
Operating lease liabilities	902	755
All other (b)	3,684	3,944
Total	$9,111	$9,062
(b)	Includes approximately $740 million and $580 million of net unrecognized tax benefits in 2020 and 2019, respectively.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 6 — Accumulated Other Comprehensive Income (Loss)

The components of the changes in accumulated other comprehensive income (loss) from continuing operations, net of income taxes, are as follows:

			Cumulative
			Gains (Losses)
	Cumulative	Net Actuarial	on Derivative
	Foreign	(Losses) and	Instruments
	Currency	Prior Service	Designated as
	Translation	(Costs) and	Cash Flow
(in millions)	Adjustments	Credits	Hedges	Total
Balance at December 31, 2018	$(4,912)	$(2,726)	$52	$(7,586)
Other comprehensive income (loss) before reclassifications	(12)	(719)	2	(729)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	(95)	(55)	(150)
Net current period other comprehensive income (loss)	(12)	(814)	(53)	(879)
Balance at December 31, 2019	(4,924)	(3,540)	(1)	(8,465)
Other comprehensive income (loss) before reclassifications	65	(523)	(140)	(598)
(Income) loss amounts reclassified from accumulated other comprehensive income (a)	—	192	(75)	117
Net current period other comprehensive income (loss)	65	(331)	(215)	(481)
Balance at December 31, 2020	$(4,859)	$(3,871)	$(216)	$(8,946)
(a)	(Income) loss amounts reclassified from accumulated other comprehensive income related to cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost is included as a component of net periodic benefit cost – see Note 14 for additional information.

Note 7 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.7 billion at December 31, 2020 and $23.2 billion at December 31, 2019. Foreign currency translation adjustments increased goodwill by approximately $550 million in 2020 and decreased goodwill $103 million in 2019. The amount of goodwill related to reportable segments at December 31, 2020 was $3.0 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.8 billion for the Diagnostic Products segment, and $16.6 billion for the Medical Devices segment.  There was no reduction of goodwill relating to impairments in 2020 and 2019.

The gross amount of amortizable intangible assets, primarily product rights and technology, was $27.8 billion and $27.6 billion as of December 31, 2020 and 2019, respectively, and accumulated amortization was $14.2 billion and $11.9 billion as of December 31, 2020 and 2019, respectively. Foreign currency translation adjustments increased intangible assets by approximately $67 million in 2020 and decreased intangible assets by $71 million in 2019. In 2020, asset impairments related to the Medical Devices segment decreased intangible assets by $148 million. The impairment was recorded in the Cost of products sold, excluding amortization of intangible assets line of Abbott’s Consolidated Statement of Earnings. The estimated annual amortization expense for intangible assets recorded at December 31, 2020 is approximately $2.0 billion in 2021, $2.0 billion in 2022, $1.9 billion in 2023, $1.9 billion in 2024 and $1.9 billion in 2025.  Amortizable intangible assets are amortized over 2 to 20 years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 7 — Goodwill and Intangible Assets (Continued)

Indefinite-lived intangible assets, which relate to IPR&D acquired in a business combination, were approximately $1.2 billion and $1.3 billion at December 31, 2020 and 2019, respectively.  The decrease is due to an IPR&D intangible asset related to the Medical Devices segment that became amortizable in 2020 and a $55 million impairment of an IPR&D intangible asset related to the Medical Devices segment that was recorded in the Research and development line of Abbott’s Consolidated Statement of Earnings in 2020.

Note 8 — Restructuring Plans

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2017, the accrued balance associated with these actions was $68 million. From 2018 to 2020, Abbott recorded employee related severance and other charges totaling approximately $137 million, comprised of $13 million in 2020, $72 million in 2019 and $52 million in 2018. Approximately $30 million was recorded in Cost of products sold, approximately $15 million was recorded in Research and development, and approximately $92 million was recorded in Selling, general and administrative expense over the last three years. As of December 31, 2020, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $25 million and primarily represent severance obligations.

From 2016 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. Abbott recorded employee related severance and other charges of approximately $36 million in 2020, $66 million in 2019 and $28 million in 2018. Approximately $6 million in 2020, $16 million in 2019 and $10 million in 2018 are recorded in Cost of products sold, approximately $2 million in 2020, $28 million in 2019 and $2 million in 2018 are recorded in Research and development, and approximately $28 million in 2020, $22 million in 2019 and $16 million in 2018 are recorded in Selling, general and administrative expense.

The following summarizes the activity for these restructurings:

(in millions)
Accrued balance at December 31, 2017	$119
Restructuring charges	28
Payments and other adjustments	(77)
Accrued balance at December 31, 2018	70
Restructuring charges	66
Payments and other adjustments	(57)
Accrued balance at December 31, 2019	79
Restructuring charges	36
Payments and other adjustments	(45)
Accrued balance at December 31, 2020	$70

Note 9 — Incentive Stock Program

The 2017 Incentive Stock Program authorizes the granting of nonqualified stock options, restricted stock awards, restricted stock units, performance awards, foreign benefits and other share-based awards. Stock options and restricted stock awards and units comprise the majority of benefits that have been granted and are currently outstanding under this program and a prior program. In 2020, Abbott granted 4,015,420 stock options, 569,961 restricted stock awards and 5,239,575 restricted stock units under this program.

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

In April 2017, Abbott’s shareholders authorized the 2017 Incentive Stock Program under which a maximum of 170 million shares were available for issuance. At December 31, 2020, approximately 113 million shares remained available for future issuance.

The following table summarizes stock option activity for the year ended December 31, 2020 and the outstanding stock options as of December 31, 2020.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
(intrinsic values in millions)	Options	Exercise Price	Life (Years)	Intrinsic Value
Outstanding at December 31, 2019	29,877,915	$48.78	6.2	$1,138
Granted	4,015,420	87.84
Exercised	(4,872,830)	39.62
Lapsed	(100,619)	75.22
Outstanding at December 31, 2020	28,919,886	$55.65	6.0	$1,557
Exercisable at December 31, 2020	20,390,745	$46.16	5.0	$1,291

The following table summarizes restricted stock awards and units activity for the year ended December 31, 2020.

		Weighted
		Average
		Grant-Date
	Share Units	Fair Value
Outstanding at December 31, 2019	14,463,314	$65.51
Granted	5,809,536	87.83
Vested	(7,167,631)	60.67
Forfeited	(612,351)	75.16
Outstanding at December 31, 2020	12,492,868	$78.19

The fair market value of restricted stock awards and units vested in 2020, 2019 and 2018 was $631 million, $588 million and $458 million, respectively.

The total intrinsic value of options exercised in 2020, 2019 and 2018 was $279 million, $315 million and $249 million, respectively. The total unrecognized compensation cost related to all share-based compensation plans at December 31, 2020 amounted to approximately $407 million, which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 9 — Incentive Stock Program (Continued)

Total non-cash stock compensation expense charged against income from continuing operations in 2020, 2019 and 2018 for share-based plans totaled approximately $546 million, $519 million and $477 million, respectively, and the tax benefit recognized was approximately $200 million, $197 million and $185 million, respectively. Stock compensation cost capitalized as part of inventory is not significant.

The table below summarizes the fair value of an option granted in 2020, 2019 and 2018 and the assumptions included in the Black-Scholes option-pricing model used to estimate the fair value:

	2020	2019	2018
Fair value	$14.39	$14.50	$10.93
Risk-free interest rate	1.3%	2.5%	2.7%
Average life of options (years)	6.0	6.0	6.0
Volatility	19.4%	19.8%	19.0%
Dividend yield	1.6%	1.7%	1.9%

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit

The following is a summary of long-term debt at December 31:

(in millions)	2020	2019
0.00% Notes, due 2020	$—	$1,272
2.55% Notes, due 2022	750	750
0.875% Notes, due 2023	1,398	1,272
3.40% Notes, due 2023	1,050	1,050
5-year term loan due 2024	577	546
0.10% Notes, due 2024	724	658
3.875% Notes, due 2025	500	500
2.95% Notes, due 2025	1,000	1,000
1.50% Notes, due 2026	1,398	1,272
3.75% Notes, due 2026	1,700	1,700
0.375% Notes, due 2027	724	658
1.15% Notes, due 2028	650	—
1.40% Notes, due 2030	650	—
4.75% Notes, due 2036	1,650	1,650
6.15% Notes, due 2037	547	547
6.00% Notes, due 2039	515	515
5.30% Notes, due 2040	694	694
4.75% Notes, due 2043	700	700
4.90% Notes, due 2046	3,250	3,250
Unamortized debt issuance costs	(87)	(90)
Other, including fair value adjustments relating to interest rate hedge contracts designated as fair value hedges	144	(6)
Total carrying amount of long-term debt	18,534	17,938
Less: Current portion	7	1,277
Total long-term portion	$18,527	$16,661

On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.

On September 28, 2020, Abbott repaid the €1.140 billion outstanding principal amount of its 0.00% Notes due 2020 upon maturity.  The repayment equated to approximately $1.3 billion.

Abbott has readily available financial resources, including unused lines of credit that support commercial paper borrowing arrangements and provide Abbott with the ability to borrow up to $5 billion on an unsecured basis. The lines of credit are part of a Five Year Credit Agreement (Revolving Credit Agreement) that Abbott entered into on November 12, 2020. At that time, Abbott also terminated its 2018 revolving credit agreement.  There were no outstanding borrowings under the 2018 revolving credit agreement at the time of its termination.  Any borrowings under the Revolving Credit Agreement will mature and be payable on November 12, 2025. Any borrowings under the Revolving Credit Agreement will bear interest, at Abbott’s option, based on either a base rate or Eurodollar rate, plus an applicable margin based on Abbott’s credit ratings.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit (Continued)

In 2019, Abbott’s long-term borrowings and debt issuance included the following:

●	On November 19, 2019, Abbott’s wholly owned subsidiary, Abbott Ireland Financing DAC, completed an offering of €1.180 billion of long-term debt consisting of €590 million of 0.10% Notes due 2024 and €590 million of 0.375% Notes due 2027. The proceeds equated to approximately $1.3 billion. The Notes are guaranteed by Abbott.
●	On November 21, 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of its net investment in certain foreign subsidiaries. The term loan bears interest at TIBOR plus a fixed spread, and the interest rate is reset quarterly. The proceeds equated to approximately $550 million.

In 2019, Abbott’s repayment of long-term debt included the following:

●	$0.500 billion outstanding principal amount of its 2.80% Notes due 2020 – redeemed on February 24, 2019
●	$2.850 billion principal amount of its 2.9% Notes due 2021 – redeemed on December 19, 2019. Abbott incurred a charge of $63 million related to the early repayment of this debt.

The 2.80% Notes were redeemed under the board of directors’ 2018 bond redemption authorization discussed below.  The 2.9% Notes were redeemed under a bond redemption authorization approved by the board of directors in September 2019 for the early redemption of up to $5 billion of outstanding long-term notes. The 2019 bond redemption authorization superseded the board’s 2018 authorization. $2.15 billion of the $5 billion authorization remans available as of December 31, 2020.

On January 5, 2018, Abbott repaid $2.8 billion under a 5-year term loan agreement and $1.15 billion of borrowings under its lines of credit.

On February 16, 2018, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. 2018 redemptions under this authorization include the following:

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 10 — Debt and Lines of Credit (Continued)

On October 28, 2018, Abbott redeemed approximately $4 billion of debt, which included $750 million principal amount of its 2.00% Notes due 2020; $597 million principal amount of its 4.125% Notes due 2020; $900 million principal amount of its 3.25% Notes due 2023; $450 million principal amount of its 3.4% Notes due 2023; and $1.300 billion principal amount of its 3.75% Notes due 2026.  These amounts were in addition to the $5 billion authorization in 2018 discussed above. In conjunction with the redemption, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026. Abbott incurred a net charge of $153 million related to the early repayment of this debt and the unwinding of related interest rate swaps.

Principal payments required on long-term debt outstanding at December 31, 2020 are $7 million in 2021, $753 million in 2022, $2.4 billion in 2023, $1.3 billion in 2024, $1.5 billion in 2025 and $12.5 billion in 2026 and thereafter.

At December 31, 2020, Abbott’s long-term debt rating was A by Standard & Poor’s Corporation and A3 by Moody’s. Abbott’s weighted-average interest rate on short-term borrowings was 0.4%at December 31, 2020, 2019 and 2018.

Note 11 — Leases

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

For all of its asset classes, Abbott elected the practical expedient allowed under FASB ASC No. 842, “Leases” to account for each lease component (e.g., the right to use office space) and the associated non-lease components (e.g., maintenance services) as a single lease component. Abbott also elected the short-term lease accounting policy for all asset classes; therefore, Abbott is not recognizing a lease liability or right of use (ROU) asset for any lease that, at the commencement date, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that Abbott is reasonably certain to exercise.

As Abbott’s leases typically do not provide an implicit rate, the interest rate used to determine the present value of the payments under each lease typically reflects Abbott’s incremental borrowing rate based on information available at the lease commencement date.  Abbott’s incremental borrowing rates at January 1, 2019 were used for operating leases that commenced prior to January 1, 2019 when ASC 842 was adopted.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Leases (Continued)

The following table provides information related to Abbott’s operating leases:

(in millions, except weighted averages)	2020	2019
Operating lease cost (a)	$329	$314

Cash paid for amounts included in the measurement of operating lease liabilities	264	253

ROU assets arising from entering into new operating lease obligations	396	310

Weighted average remaining lease term at December 31 (in years)	8	8

Weighted average discount rate at December 31	3.2%	3.9%
(a)	Includes short-term lease expense and variable lease costs, which were immaterial in the years ended December 31, 2020 and 2019.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2020 were as follows:

(in millions)
2021	$272
2022	228
2023	177
2024	131
2025	100
Thereafter	407
Total future minimum lease payments – undiscounted	1,315
Less: imputed interest	(172)
Present value of lease liabilities	$1,143

The following table summarizes the amounts and location of operating lease ROU assets and lease liabilities:

(in millions)	December 31, 2020	December 31, 2019	Balance Sheet Caption

Operating Lease - ROU Asset	$1,101	$934	Deferred income taxes and other assets

Operating Lease Liability:
Current	$241	$205	Other accrued liabilities
Non-current	902	755	Post-employment obligations and other long-term liabilities
Total Liability	$1,143	$960

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 11 — Leases (Continued)

Leases where Abbott is the Lessor

Certain assets, primarily diagnostics instruments, are leased to customers under contractual arrangements that typically include an operating or sales-type lease as well as performance obligations for reagents and other consumables. Sales-type leases are not significant. Contract terms vary by customer and may include options to terminate the contract or options to extend the contract. Where instruments are provided under operating lease arrangements, some portion or the entire lease revenue may be variable and subject to subsequent non-lease component (e.g., reagent) sales. The allocation of revenue between the lease and non-lease components is based on stand-alone selling prices. Operating lease revenue represented less than 3 percent of Abbott’s total net sales in the years ended December 31, 2020 and 2019.

Assets related to operating leases are reported within Net property and equipment on the Consolidated Balance Sheet.  The original cost and the net book value of such assets were $3.3 billion and $1.4 billion, respectively, as of December 31, 2020 and $2.8 billion and $1.2 billion, respectively, as of December 31, 2019.

Note 12 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.1 billion at December 31, 2020, and $6.8 billion at December 31, 2019, are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of December 31, 2020 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At December 31, 2020 and 2019, Abbott held gross notional amounts of $11.0 billion and $9.1 billion, respectively, of such foreign currency forward exchange contracts.

In November 2019, Abbott borrowed ¥59.8 billion under a 5-year term loan and designated the yen-denominated loan as a hedge of the net investment in certain foreign subsidiaries. The proceeds equated to approximately $550 million.  The value of this long-term debt was approximately $577 million and $546 million as of December 31, 2020 and December 31, 2019, respectively. The change in the value of the debt, which is due to changes in foreign exchange rates, was recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at December 31, 2020 and 2019, to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

In October 2018, Abbott unwound approximately $1.1 billion in interest rate swaps relating to the 3.40% Note due in 2023 and the 3.75% Note due in 2026.  As a part of the unwinding, Abbott paid approximately $90 million in cash, which was included in the Financing Activities section of the Consolidated Statement of Cash Flows in 2018.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the amounts and location of certain derivative financial instruments as of December 31:

	Fair Value — Assets			Fair Value — Liabilities
(in millions)	2020	2019	Balance Sheet Caption	2020	2019	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$210	$48	Deferred income taxes and other assets	$—	$—	Post-employment obligations and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	30	110	Other prepaid expenses and receivables	433	56	Other accrued liabilities
Others not designated as hedges	60	38	Other prepaid expenses and receivables	65	33	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	577	546	Long-term debt
	$300	$196		$1,075	$635

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income.

	Gain (loss) Recognized in			Income (expense) and
	Other Comprehensive			Gain (loss) Reclassified
	Income (loss)			into Income
(in millions)	2020	2019	2018	2020	2019	2018	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(207)	$9	$73	$102	$79	$(114)	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	(31)	4	—	n/a	n/a	n/a	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	162	148	(97)	Interest expense

A loss of $171 million, a gain of $75 million and a loss of $100 million were recognized in 2020, 2019 and 2018, respectively, related to foreign currency forward exchange contracts not designated as hedges. These amounts are reported in the Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

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

	2020		2019
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$776	$776	$836	$836
Other	45	45	47	47
Total Long-term debt	(18,534)	(22,809)	(17,938)	(20,772)
Foreign Currency Forward Exchange Contracts:
Receivable position	90	90	148	148
(Payable) position	(498)	(498)	(89)	(89)
Interest Rate Hedge Contracts:
Receivable position	210	210	48	48
(Payable) position	—	—	—	—

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 12 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
December 31, 2020:
Equity securities	$386	$386	$—	$—
Interest rate swap derivative financial instruments	210	—	210	—
Foreign currency forward exchange contracts	90	—	90	—
Total Assets	$686	$386	$300	$—

Fair value of hedged long-term debt	$3,049	$—	$3,049	$—
Foreign currency forward exchange contracts	498	—	498	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,615	$—	$3,547	$68

December 31, 2019:
Equity securities	$357	$357	$—	$—
Interest rate swap derivative financial instruments	48	—	48	—
Foreign currency forward exchange contracts	148	—	148	—
Total Assets	$553	$357	$196	$—

Fair value of hedged long-term debt	$2,890	$—	$2,890	$—
Foreign currency forward exchange contracts	89	—	89	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,047	$—	$2,979	$68

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments.  The fair value of the debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

Contingent consideration relates to businesses acquired by Abbott. The fair value of the contingent consideration was determined based on an independent appraisal adjusted for the time value of money and other changes in fair value. The maximum amount for certain contingent consideration is not determinable as it is based on a percent of certain sales.  Excluding such contingent consideration, the maximum amount estimated to be due is approximately $200 million, which is dependent upon attaining certain sales thresholds or based on the occurrence of certain events, such as regulatory approvals.

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $90 million to $120 million. The recorded accrual balance at December 31, 2020 for these proceedings and exposures was approximately $105 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

Note 14 — Post-Employment Benefits

Retirement plans consist of defined benefit, defined contribution and medical and dental plans. Information for Abbott’s major defined benefit plans and post-employment medical and dental benefit plans is as follows:

			Medical and Dental
	Defined Benefit Plans		Plans
(in millions)	2020	2019	2020	2019
Projected benefit obligations, January 1	$11,238	$9,093	$1,556	$1,292
Service cost — benefits earned during the year	336	250	46	23
Interest cost on projected benefit obligations	300	337	42	52
(Gains) losses, primarily changes in discount rates, plan design changes, law changes and differences between actual and estimated health care costs	1,305	1,856	(5)	228
Benefits paid	(327)	(302)	(73)	(76)
Other, including foreign currency translation	277	4	1	37
Projected benefit obligations, December 31	$13,129	$11,238	$1,567	$1,556
Plan assets at fair value, January 1	$10,277	$8,553	$360	$351
Actual return (loss) on plan assets	1,463	1,622	46	65
Company contributions	400	382	12	12
Benefits paid	(327)	(302)	(65)	(68)
Other, including foreign currency translation	205	22	—	—
Plan assets at fair value, December 31	$12,018	$10,277	$353	$360
Projected benefit obligations greater than plan assets, December 31	$(1,111)	$(961)	$(1,214)	$(1,196)
Long-term assets	$824	$687	$—	$—
Short-term liabilities	(29)	(26)	(1)	(1)
Long-term liabilities	(1,906)	(1,622)	(1,213)	(1,195)
Net liability	$(1,111)	$(961)	$(1,214)	$(1,196)
Amounts Recognized in Accumulated Other Comprehensive Income (loss):
Actuarial losses, net	$4,559	$4,131	$486	$529
Prior service cost (credits)	(5)	(2)	(67)	(95)
Total	$4,554	$4,129	$419	$434

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

The $1.3 billion and $1.9 billion of defined benefit plan losses in 2020 and 2019, respectively, that increased the projected benefit obligations in those years, primarily reflect the year-over-year decline in the discount rates used to measure the obligations. The projected benefit obligations for non-U.S. defined benefit plans were $4.1 billion and $3.3 billion at December 31, 2020 and 2019, respectively. The accumulated benefit obligations for all defined benefit plans were $11.9 billion and $10.2 billion at December 31, 2020 and 2019, respectively.

For plans where the projected benefit obligations exceeded plan assets at December 31, 2020 and 2019, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2020	2019
Projected benefit obligation	$8,946	$7,585
Fair value of plan assets	7,010	5,936

For plans where the accumulated benefit obligations exceeded plan assets at December 31, 2020 and 2019, the aggregate accumulated benefit obligations, the projected benefit obligations and the aggregate plan assets were as follows:

(in millions)	2020	2019
Accumulated benefit obligation	$2,459	$1,985
Projected benefit obligation	2,773	2,266
Fair value of plan assets	965	821

The components of the net periodic benefit cost were as follows:

				Medical and
	Defined Benefit Plans			Dental Plans
(in millions)	2020	2019	2018	2020	2019	2018
Service cost — benefits earned during the year	$336	$250	$293	$46	$23	$26
Interest cost on projected benefit obligations	300	337	308	42	52	48
Expected return on plans' assets	(770)	(710)	(680)	(28)	(27)	(33)
Amortization of actuarial losses	255	132	205	21	22	33
Amortization of prior service cost (credits)	1	1	1	(28)	(32)	(45)
Total net cost	$122	$10	$127	$53	$38	$29

Other comprehensive income (loss) for each respective year includes the amortization of actuarial losses and prior service costs (credits) as noted in the previous table.  Other comprehensive income (loss) for each respective year also includes: net actuarial losses of $611 million for defined benefit plans and a gain of $23 million for medical and dental plans in 2020, net actuarial losses of $944 million for defined benefit plans and a loss of $190 million for medical and dental plans in 2019; net actuarial losses of $86 million for defined benefit plans and a gain of $53 million for medical and dental plans in 2018. The net actuarial losses in 2020 and 2019 are primarily due to the year-over-year decline in discount rates partially offset by the impact of actual asset returns in excess of expected returns in each of the period.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

The weighted average assumptions used to determine benefit obligations for defined benefit plans and medical and dental plans are as follows:

	2020	2019	2018
Discount rate	2.3%	3.0%	4.0%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.3%

The weighted average assumptions used to determine the net cost for defined benefit plans and medical and dental plans are as follows:

	2020	2019	2018
Discount rate	3.0%	4.0%	3.4%
Expected return on plan assets	7.5%	7.5%	7.7%
Expected aggregate average long-term change in compensation	4.3%	4.3%	4.4%

The assumed health care cost trend rates for medical and dental plans at December 31 were as follows:

	2020	2019	2018
Health care cost trend rate assumed for the next year	8%	9%	9%
Rate that the cost trend rate gradually declines to	5%	5%	5%
Year that rate reaches the assumed ultimate rate	2025	2025	2025

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

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

The following table summarizes the bases used to measure the defined benefit and medical and dental plan assets at fair value:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable	Measured at
(in millions)	Balances	Markets	Inputs	Inputs	NAV (j)
December 31, 2020:
Equities:
U.S. large cap (a)	$3,410	$2,202	$—	$—	$1,208
U.S. mid and small cap (b)	775	721	—	3	51
International (c)	2,654	542	—	—	2,112
Fixed income securities:
U.S. government securities (d)	475	23	289	—	163
Corporate debt instruments (e)	1,408	425	908	—	75
Non-U.S. government securities (f)	523	16	—	—	507
Other (g)	503	159	72	—	272
Absolute return funds (h)	1,618	462	—	—	1,156
Cash and Cash Equivalents	281	77	—	—	204
Other (i)	724	9	—	—	715
	$12,371	$4,636	$1,269	$3	$6,463
December 31, 2019:
Equities:
U.S. large cap (a)	$2,873	$1,647	$—	$—	$1,226
U.S. mid and small cap (b)	648	548	4	2	94
International (c)	2,202	464	—	—	1,738
Fixed income securities:
U.S. government securities (d)	562	52	357	—	153
Corporate debt instruments (e)	1,266	362	724	—	180
Non-U.S. government securities (f)	445	3	2	—	440
Other (g)	320	69	27	—	224
Absolute return funds (h)	1,557	424	—	—	1,133
Cash and Cash Equivalents	182	84	—	—	98
Other (i)	582	8	—	1	573
	$10,637	$3,661	$1,114	$3	$5,859
(a)	A mix of index funds and actively managed equity accounts that are benchmarked to various large cap indices.
(b)	A mix of index funds and actively managed equity accounts that are benchmarked to various mid and small cap indices.
(c)	A mix of index funds and actively managed pooled investment funds that are benchmarked to various non-U.S. equity indices in both developed and emerging markets.
(d)	A mix of index funds and actively managed accounts that are benchmarked to various U.S. government bond indices.
(e)	A mix of index funds and actively managed accounts that are benchmarked to various corporate bond indices.
(f)	Primarily United Kingdom, Japan and Eurozone government bonds.
(g)	Primarily asset backed securities and an actively managed, diversified fixed income vehicle benchmarked to the one-month Libor / Euribor.
(h)	Primarily funds invested by managers that have a global mandate with the flexibility to allocate capital broadly across a wide range of asset classes and strategies including, but not limited to equities, fixed income, commodities, interest rate futures, currencies and other securities to outperform an agreed upon benchmark with specific return and volatility targets.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

(i)	Primarily investments in private funds, such as private equity, private credit, private real estate and private energy funds.
(j)	Investments measured at fair value using the net asset value (NAV) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

Equities that are valued using quoted prices are valued at the published market prices. Equities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund minus its liabilities. For approximately half of these funds, investments may be redeemed once per month, with a required 7 to 30 day notice period. For the remaining funds, daily redemption of an investment is allowed. Fixed income securities that are valued using significant other observable inputs are valued at prices obtained from independent financial service industry recognized vendors. Abbott did not have any unfunded commitments related to fixed income funds at December 31, 2020 and 2019. Fixed income securities in a common collective trust or a registered investment company are valued at the NAV provided by the fund administrator.  For the majority of these funds, investments may be redeemed either weekly or monthly, with a required 2 to 14 day notice period. For the remaining funds, investments may be generally redeemed daily.

Absolute return funds are valued at the NAV provided by the fund administrator. All private funds are valued at the NAV provided by the fund on a one-quarter lag adjusted for known cash flows and significant events through the reporting date. Abbott did not have any unfunded commitments related to absolute return funds at December 31, 2020 and 2019. Investments in these funds may be generally redeemed monthly or quarterly with required notice periods ranging from 5 to 90 days. For approximately $245 million and $110 million of the absolute return funds, redemptions are subject to a 33 percent gate and a 25 percent gate, respectively, and $60 million is subject to a lock until 2022.  Investments in the private funds cannot be redeemed but the funds will make distributions through liquidation.  The estimate of the liquidation period for each fund ranges from 2021 to 2030. Abbott’s unfunded commitment in these funds was $523 million and $579 million as of December 31, 2020 and 2019, respectively.

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

Abbott funds its domestic pension plans according to IRS funding limitations. International pension plans are funded according to similar regulations. Abbott funded $400 million in 2020 and $382 million in 2019 to defined pension plans. Abbott expects to contribute approximately $410 million to its pension plans in 2021.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 14 — Post-Employment Benefits (Continued)

Total benefit payments expected to be paid to participants, which includes payments funded from company assets, as well as paid from the plans, are as follows:

	Defined	Medical and
(in millions)	Benefit Plans	Dental Plans
2021	$340	$72
2022	355	73
2023	373	74
2024	395	75
2025	415	76
2026 to 2030	2,410	394

The Abbott Stock Retirement Plan is the principal defined contribution plan. Abbott’s contributions to this plan were $164 million in 2020, $158 million in 2019 and $146 million in 2018. The 2018 contributions include amounts related to participants of the St. Jude Medical Retirement Plan which was terminated in January 2018.

Note 15 — Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the annual effective rates, including charges for interest and penalties. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

In 2020, taxes on earnings from continuing operations include the recognition of approximately $170 million of tax benefits associated with the impairment of certain assets, approximately $140 million of net tax benefits as a result of the resolution of various tax positions related to prior years, and approximately $100 million in excess tax benefits associated with share-based compensation.  In 2020, taxes on earnings from continuing operations also include a $26 million increase to the transition tax associated with the 2017 TCJA.  The $26 million increase to the transition tax liability was the result of the resolution of various tax positions related to prior years.  This adjustment increased the cumulative net tax expense related to the TCJA to $1.53 billion.  The one-time transition tax is based on Abbott’s total post-1986 earnings and profits (E&P) that were previously deferred from U.S. income taxes.  The tax computation also requires the determination of the amount of post-1986 E&P considered held in cash and other specified assets.  As of December 31, 2020, the remaining balance of Abbott’s transition tax obligation is approximately $805 million, which will be paid over the next six years as allowed by the TCJA.

In 2019, taxes on earnings from continuing operations included an $86 million reduction of the transition tax and $68 million of tax expense resulting from tax legislation enacted in the fourth quarter of 2019 in India.  The $86 million reduction to the transition tax liability was the result of the issuance of final transition tax regulations by the U.S. Department of Treasury in 2019.  In 2018, taxes on earnings from continuing operations included $98 million of net tax expense related to the settlement of Abbott’s 2014-2016 federal income tax audit in the U.S., partial settlement of the former St. Jude Medical consolidated group’s 2014 and 2015 federal income tax returns in the U.S. and audit settlements in various countries.  In 2018, Abbott also recorded $130 million of additional tax expense related to the TCJA; the $130 million reflected a $120 million increase in the transition tax from $2.89 billion to $3.01 billion and a $10 million reduction in the net benefit related to the remeasurement of deferred tax assets and liabilities.

Undistributed foreign earnings remain indefinitely reinvested in foreign operations.  Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in its foreign entities is not practicable.  In the U.S., Abbott’s federal income tax returns through 2016 are settled.  There are numerous other income tax jurisdictions for which tax returns are not yet settled, none of which are individually significant.  Reserves for interest and penalties are not significant.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Taxes on Earnings from Continuing Operations (Continued)

Earnings from continuing operations before taxes, and the related provisions for taxes on earnings from continuing operations, were as follows:

(in millions)	2020	2019	2018
Earnings From Continuing Operations Before Taxes:
Domestic	$1,588	$889	$(430)
Foreign	3,380	3,188	3,303
Total	$4,968	$4,077	$2,873

(in millions)	2020	2019	2018
Taxes on Earnings From Continuing Operations:
Current:
Domestic	$39	$291	$(812)
Foreign	566	590	606
Total current	605	881	(206)
Deferred:
Domestic	(18)	(305)	832
Foreign	(90)	(186)	(87)
Total deferred	(108)	(491)	745
Total	$497	$390	$539

Differences between the effective income tax rate and the U.S. statutory tax rate were as follows:

	2020	2019	2018
Statutory tax rate on earnings from continuing operations	21.0%	21.0%	21.0%
Impact of foreign operations	(3.3)	(5.0)	(5.4)
Impact of TCJA and other related items	0.5	(2.1)	6.3
Foreign-derived intangible income benefit	(1.0)	(2.0)	(1.9)
Domestic impairment loss	(2.7)	—	(2.1)
Excess tax benefits related to stock compensation	(1.9)	(2.5)	(3.1)
Research tax credit	(1.0)	(1.2)	(1.8)
Resolution of certain tax positions pertaining to prior years	(2.8)	—	3.4
Intercompany restructurings and integration	0.5	—	—
State taxes, net of federal benefit	0.5	0.8	0.4
All other, net	0.2	0.6	2.0
Effective tax rate on earnings from continuing operations	10.0%	9.6%	18.8%

Impact of foreign operations is primarily derived from operations in Puerto Rico, Switzerland, Ireland, the Netherlands, Costa Rica, Singapore, and Malta.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 15 — Taxes on Earnings from Continuing Operations (Continued)

The tax effect of the differences that give rise to deferred tax assets and liabilities were as follows:

(in millions)	2020	2019
Deferred tax assets:
Compensation and employee benefits	$1,003	$982
Other, primarily reserves not currently deductible, and NOL’s and credit carryforwards	2,383	2,378
Trade receivable reserves	196	190
Inventory reserves	146	110
Lease liabilities	259	209
Deferred intercompany profit	254	259
Total deferred tax assets before valuation allowance	4,241	4,128
Valuation allowance	(1,060)	(978)
Total deferred tax assets	3,181	3,150
Deferred tax liabilities:
Depreciation	(297)	(219)
Right of Use lease assets	(251)	(209)
Other, primarily the excess of book basis over tax basis of intangible assets	(2,876)	(3,258)
Total deferred tax liabilities	(3,424)	(3,686)
Total net deferred tax assets (liabilities)	$(243)	$(536)

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

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

(in millions)	2020	2019
January 1	$1,175	$1,120
Increase due to current year tax positions	190	137
Increase due to prior year tax positions	97	75
Decrease due to prior year tax positions	(144)	(117)
Settlements	(27)	(32)
Lapse of statute	(81)	(8)
December 31	$1,210	$1,175

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is approximately $1.08 billion. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease within a range of $70 million to $430 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

	Net Sales to External Customers (a)			Operating Earnings (a)
(in millions)	2020	2019	2018	2020	2019	2018
Established Pharmaceutical Products	$4,303	$4,486	$4,422	$794	$904	$894
Nutritional Products	7,647	7,409	7,229	1,751	1,705	1,652
Diagnostic Products	10,805	7,713	7,495	3,725	1,912	1,868
Medical Devices	11,787	12,239	11,370	3,038	3,769	3,500
Total Reportable Segments	34,542	31,847	30,516	$9,308	$8,290	$7,914
Other	66	57	62
Total	$34,608	$31,904	$30,578
(a)	Net sales and operating earnings were unfavorably affected by the impact of foreign exchange in 2020, 2019 and 2018.

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Segment and Geographic Area Information (Continued)

(in millions)	2020	2019	2018
Total Reportable Segment Operating Earnings	$9,308	$8,290	$7,914
Corporate functions and benefit plan costs	(518)	(468)	(618)
Net interest expense	(500)	(576)	(721)
Loss on extinguishment of debt	—	(63)	(167)
Share-based compensation	(546)	(519)	(477)
Amortization of intangible assets	(2,132)	(1,936)	(2,178)
Other, net (b)	(644)	(651)	(880)
Earnings from Continuing Operations Before Taxes	$4,968	$4,077	$2,873
(b)	Other, net includes integration costs associated with the acquisition of St. Jude Medical and Alere and restructuring charges in 2020, 2019 and 2018. Other, net in 2020 also includes costs related to asset impairments, partially offset by income from the settlement of litigation. Other, net in 2018 also includes inventory step-up amortization associated with the acquisition of Alere. Charges for restructuring actions and other cost reduction initiatives were approximately $125 million in 2020, $215 million in 2019 and $153 million in 2018.

				Additions to
	Depreciation			Property and Equipment			Total Assets
(in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Established Pharmaceuticals	$88	$98	$92	$109	$109	$131	$2,888	$2,858	$2,664
Nutritionals	143	139	150	201	141	86	3,478	3,274	3,071
Diagnostics	488	403	397	1,263	726	609	7,696	5,235	4,464
Medical Devices	281	266	294	402	532	408	6,893	6,640	5,886
Total Reportable Segments	1,000	906	933	1,975	1,508	1,234	$20,955	$18,007	$16,085
Other	195	172	167	218	160	160
Total	$1,195	$1,078	$1,100	$2,193	$1,668	$1,394

(in millions)	2020	2019	2018
Total Reportable Segment Assets	$20,955	$18,007	$16,085
Cash and investments	7,969	5,023	4,983
Goodwill and intangible assets	38,528	40,220	42,196
All other	5,096	4,637	3,909
Total Assets	$72,548	$67,887	$67,173

Abbott Laboratories and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Note 16 — Segment and Geographic Area Information (Continued)

	Net Sales to External
	Customers (c)
(in millions)	2020	2019	2018
United States	$13,022	$11,398	$10,839
Germany	2,108	1,751	1,619
China	1,965	2,346	2,311
Japan	1,386	1,435	1,326
India	1,323	1,397	1,333
Switzerland	1,140	1,068	1,005
The Netherlands	1,084	975	930
All Other Countries	12,580	11,534	11,215
Consolidated	$34,608	$31,904	$30,578

(c)Sales by country are based on the country that sold the product.

Long-lived assets on a geographic basis primarily include property and equipment. It excludes goodwill, intangible assets, deferred tax assets, and financial instruments. At December 31, 2020 and 2019, long-lived assets totaled $11.7 billion and $10.2 billion, respectively, and in the United States such assets totaled $6.1 billion and $5.1 billion, respectively. Long-lived asset balances associated with other countries were not material on an individual country basis in either of the two years.

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

Abbott’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we believe that, as of December 31, 2020, the company’s internal control over financial reporting was effective based on those criteria.

Abbott’s independent registered public accounting firm has issued an audit report on their assessment of the effectiveness of the company’s internal control over financial reporting. This report appears on page 84.

Robert B. Ford

President and Chief Executive Officer

Robert E. Funck, Jr.

Executive Vice President, Finance and Chief Financial Officer

Philip P. Boudreau

Vice President, Finance and Controller

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders’ investment and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes – Unrecognized tax benefits
Description of the Matter

As described in Note 15 to the consolidated financial statements, unrecognized tax benefits were approximately $1.2 billion at December 31, 2020. Unrecognized tax benefits are assessed by management quarterly for identification and measurement, or more frequently if there are any indicators suggesting change in unrecognized tax benefits. Assessing tax positions involves judgement including interpreting tax laws of multiple jurisdictions and assumptions relevant to the measurement of an unrecognized tax benefit, including the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority. These judgements and assumptions can significantly affect unrecognized tax benefits.

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

With the support of our tax professionals, among other audit procedures performed, we evaluated the reasonableness of management’s judgement with respect to the interpretation of tax laws of multiple jurisdictions by reading and evaluating management’s documentation, including relevant accounting policies, and by considering how tax law, including statutes, regulations and case law, affected management’s judgments. We tested the completeness of management’s assessment of the identification of unrecognized tax benefits and possible outcomes related to it including evaluation of technical merits of the unrecognized tax benefits. We also tested, with the support of our valuation specialists, appropriateness and consistency of management’s methods and significant assumptions associated with the measurement of unrecognized tax benefits, including assessing the estimated amount of tax liability that may be incurred should the tax position not be sustained upon inspection by a tax authority.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Chicago, Illinois

February 19, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on Internal Control over Financial Reporting

We have audited Abbott Laboratories and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Abbott Laboratories and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

February 19, 2021

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures. The Chief Executive Officer, Robert B. Ford, and the Chief Financial Officer, Robert E. Funck, Jr., evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Commission under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting. Management’s report on Abbott’s internal control over financial reporting is included on page 81 hereof. The report of Abbott’s independent registered public accounting firm related to their assessment of the effectiveness of internal control over financial reporting is included on page 84 hereof.

Changes in internal control over financial reporting.  During the quarter ended December 31, 2020, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference are “Nominees for Election as Directors,” “Committees of the Board of Directors,” and “Procedure for Recommendation and Nomination of Directors and Transaction of Business at Annual Meeting” to be included in the 2021 Abbott Laboratories Proxy Statement. The 2021 Definitive Proxy Statement will be filed on or about March 12, 2021. Also incorporated herein by reference is the text found under the caption, “Information About Our Executive Officers” on pages 16 through 19 hereof.

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

ITEM 11. EXECUTIVE COMPENSATION

The material to be included in the 2021 Proxy Statement under the headings “2020 Director Compensation” and “Executive Compensation” is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 12, 2021.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Equity Compensation Plan Information.

The following table presents information as of December 31, 2020 about our compensation plans under which Abbott common shares have been authorized for issuance.

(c)
Number of
	(a)		securities remaining
	Number of		available for
	securities to be	(b)	future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price	compensation
	outstanding	of outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders (1)	28,034,365	$56.45	124,762,755
Equity compensation plans not approved by security holders	0	—	0
Total (1)(2)	28,034,365	$56.45	124,762,755

(1)	(i)

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

Purchase cycles are generally six months long and usually begin on August 1 and February 1. On the last day of each purchase cycle, Abbott uses participant contributions to acquire Abbott common shares. The shares may be either authorized but unissued shares, treasury shares, or shares acquired on the open market. The purchase price is typically 85% of the lower of the fair market value of the shares on the purchase date or on the first day of that purchase cycle. As the number of shares subject to outstanding options is indeterminable, columns (a) and (b) of the above table do not include information on the Employee Stock Purchase Plan. As of December 31, 2020, an aggregate of 11,611,818 common shares were available for future issuance under the Employee Stock Purchase Plan, including shares subject to purchase during the current purchase cycle.

In April 2017, the 2009 Employee Stock Purchase Plan for Non-U.S. Employees was amended and restated as the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees.

(2)

Not included in the table: St. Jude Medical, Inc. Plans. In 2017, in connection with the acquisition of St. Jude Medical, Inc., options outstanding under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, as Amended and Restated (2014) were assumed by Abbott and converted into Abbott options of substantially equivalent value. As of December 31, 2020, 885,521 options remained outstanding under these plans. These options have a weighted average purchase price of $30.46. No further awards will be granted under these plans.

For additional information concerning the Abbott Laboratories 2009 Incentive Stock Program, the Abbott Laboratories 2017 Incentive Stock Program, and the Abbott Laboratories 2017 Employee Stock Purchase Plan for Non-U.S. Employees, see the discussion in Note 9 entitled “Incentive Stock Program” of the Notes to Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(b)    Information Concerning Security Ownership.  Incorporated herein by reference is the material under the heading “Security Ownership of Executive Officers and Directors” and “Information Concerning Security Ownership” in the 2021 Proxy Statement. The 2021 Definitive Proxy Statement will be filed on or about March 12, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material to be included in the 2021 Proxy Statement under the headings “The Board of Directors,” “Committees of the Board of Directors,” and “Approval Process for Related Person Transactions” is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 12, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The material to be included in the 2021 Proxy Statement under the headings “Audit Fees and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor” is incorporated herein by reference. The 2021 Definitive Proxy Statement will be filed on or about March 12, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Documents filed as part of this Form 10-K.

(1)    Financial Statements:  See Item 8, “Financial Statements and Supplementary Data,” on page 42 hereof, for a list of financial statements.

(2)    Financial Statement Schedules:  The required financial statement schedules are found on the pages indicated below. These schedules should be read in conjunction with the Consolidated Financial Statements of Abbott Laboratories:

Abbott Laboratories Financial Statement Schedules	Page No.
Valuation and Qualifying Accounts (Schedule II)	101
Schedules I, III, IV, and V are not submitted because they are not applicable or not required
Report of Independent Registered Public Accounting Firm	102
Individual Financial Statements of businesses acquired by the registrant have been omitted pursuant to Rule 3.05 of Regulation S-X

(3)    Exhibits Required by Item 601 of Regulation S-K:  The information called for by this paragraph is set forth in Item 15(b) below.

(b)    Exhibits filed.

10-K Exhibit Table Item No.

3.1	*	Articles of Incorporation, Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.2	*	By-Laws of Abbott Laboratories, as amended and restated effective April 24, 2020, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K dated February 21, 2020.

4.1	*

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

10-K Exhibit Table Item No.
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

4.29	*	Form of 0.875% Note due 2023 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.30	*	Form of 1.500% Note due 2026 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated September 27, 2018).

4.31	*	Form of 0.100% Note due 2024 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

4.32	*	Form of 0.375% Note due 2027 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated November 19, 2019).

10-K Exhibit Table Item No.

4.33	*

Officers’ Certificate Pursuant to Sections 3.1 and 3.3 of the Indenture with respect to 1.150% Notes due 2028 and 1.400% Notes due 2030, filed as Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020.

4.34	*

Form of 1.150% Notes due 2028, filed as Exhibit 4.3 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020).

4.35	*

Form of 1.400% Notes due 2030, filed as Exhibit 4.4 to the Abbott Laboratories Current Report on Form 8-K filed on June 24, 2020 (included in Exhibit 4.2 to the Abbott Laboratories Current Report on Form 8-K dated June 22, 2020).

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such agreements will be furnished to the Securities and Exchange Commission upon request.

4.36	*	Description of Registrant's Securities, filed as Exhibit 4.34 to the 2019 Abbott Laboratories Annual Report on Form 10-K).

10.1	*	Supplemental Plan Abbott Laboratories Extended Disability Plan, filed as an exhibit (pages 50-51) to the 1992 Abbott Laboratories Annual Report on Form 10-K.**

10.2		Abbott Laboratories Deferred Compensation Plan, as amended.**

10.3	*	Abbott Laboratories 401(k) Supplemental Plan, as amended and restated, filed as Exhibit 10.3 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.4	*	Abbott Laboratories Supplemental Pension Plan, as amended and restated, filed as Exhibit 10.4 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.5	*	1986 Abbott Laboratories Management Incentive Plan, as amended and restated, filed as Exhibit 10.5 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.6	*	1998 Abbott Laboratories Performance Incentive Plan, as amended, filed as Exhibit 10.6 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.7	*	Rules for the 1998 Abbott Laboratories Performance Incentive Plan, as amended and restated, filed as Exhibit 10.7 to the 2012 Abbott Laboratories Annual Report on Form 10-K.**

10.8	*	Abbott Laboratories 2009 Incentive Stock Program, as amended and restated, filed as Exhibit 10.9 to the 2014 Abbott Laboratories Annual Report on Form 10-K.**

10.9	*

Abbott Laboratories 2017 Incentive Stock Program (incorporated by reference to Exhibit B of Abbott’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 17, 2017).**

10.10	*	Abbott Laboratories Non-Employee Directors’ Fee Plan, as amended and restated, filed as Exhibit 10.10 to the 2016 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.

10.11	*

Form of Non-Employee Director Restricted Stock Unit Agreement under Abbott Laboratories 1996 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated December 10, 2004.**

10.12	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.13	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.14	*	Form of Non-Qualified Stock Option Agreement (ratably vested), filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 24, 2009.**

10.15	*	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based), filed as Exhibit 10.40 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.16	*	Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based), filed as Exhibit 10.42 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.17	*	Form of Restricted Stock Unit Agreement for executive officers (cliff vested), filed as Exhibit 10.44 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.18	*	Form of Restricted Stock Unit Agreement for foreign executive officers (cliff vested), filed as Exhibit 10.46 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.19	*	Form of Non-Employee Director Restricted Stock Unit Agreement, filed as Exhibit 10.47 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.20	*	Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors, filed as Exhibit 10.48 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.21	*	Form of Performance Restricted Stock Agreement for executive officers (annual performance based), filed as Exhibit 10.53 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.22	*	Form of Performance Restricted Stock Agreement for executive officers (interim performance based), filed as Exhibit 10.55 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.23	*	Form of Restricted Stock Agreement for executive officers (cliff vested), filed as Exhibit 10.57 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.24	*	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 10.58 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.25	*	Form of Non-Qualified Stock Option Agreement for executive officers, filed as Exhibit 10.59 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.26	*	Form of Non-Qualified Stock Option Agreement for foreign employees, filed as Exhibit 10.60 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10-K Exhibit Table Item No.

10.27	*	Form of Non-Qualified Stock Option Agreement for foreign executive officers, filed as Exhibit 10.61 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.28	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement, filed as Exhibit 10.64 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.29	*	Form of Non-Employee Director Non-Qualified Stock Option Agreement for foreign non-employee directors, filed as Exhibit 10.65 to the 2013 Abbott Laboratories Annual Report on Form 10-K.**

10.30	*

Form of Restricted Stock Unit Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.2 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.31	*

Form of Restricted Stock Unit Agreement for foreign employees (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.3 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.32	*

Form of Restricted Stock Unit Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.4 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.33	*

Form of Restricted Stock Unit Agreement for foreign employees (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.5 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.34	*

Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.6 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.35	*

Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.7 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.36	*

Form of Restricted Stock Agreement (ratably vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.8 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.37	*

Form of Restricted Stock Agreement (cliff vested) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.9 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.38	*

Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.10 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.39	*

Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.11 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.40	*

Form of Non-Qualified Stock Option Agreement under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.12 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10-K Exhibit Table Item No.

10.41	*

Form of Non-Qualified Stock Option Agreement for foreign employees under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.13 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.42	*

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

10-K Exhibit Table Item No.

10.53	*

Form of Non-Employee Director Restricted Stock Unit Agreement for foreign non-employee directors under the Abbott Laboratories 2017 Incentive Stock Program, filed as Exhibit 10.25 to the Abbott Laboratories Current Report on Form 8-K dated April 28, 2017.**

10.54	*

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

10.56		Form of Performance Restricted Stock Unit Agreement for foreign employees (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.57		Form of Performance Restricted Stock Unit Agreement for foreign employees (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.58		Form of Performance Restricted Stock Agreement (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.59		Form of Performance Restricted Stock Agreement (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.60		Form of Performance Restricted Stock Unit Agreement for foreign executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.61		Form of Performance Restricted Stock Unit Agreement for foreign executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.62		Form of Performance Restricted Stock Agreement for executive officers (annual performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.63		Form of Performance Restricted Stock Agreement for executive officers (interim performance based) under the Abbott Laboratories 2017 Incentive Stock Program.**

10.64	*

Form of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), filed as Exhibit 10.1 to the Abbott Laboratories Current Report on Form 8-K dated November 30, 2012.**

10.65	*

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2020, filed as Exhibit 10.74 to the 2018 Abbott Laboratories Annual Report on Form 10-K.**

10.66

Form of Extension of Agreement Regarding Change in Control by and between Abbott Laboratories and its named executive officers (other than Mr. White), extending the agreement term to December 31, 2022.**

10.67	*	Form of Time Sharing Agreement between Abbott Laboratories Inc. and M.D. White, filed as Exhibit 10.6 to the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.**

10-K Exhibit Table Item No.

10.68		Form of Time Sharing Agreement between Abbott Laboratories Inc. and Robert B. Ford.**

10.69	†

St. Jude Medical, Inc. 2007 Stock Incentive Plan, as amended and restated (2014), filed as Exhibit 10.22 to St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended January 3, 2015 dated February 26, 2015.**

10.70	†

Form of Non-Qualified Stock Option Agreement (Global) and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.24 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012 dated February 26, 2013.**

10.71	†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors and related Notice of Non-Qualified Stock Option Grant for stock options granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.25 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.72	†

Form of Restricted Stock Units Award Agreement (Global) and related Restricted Stock Units Award Certificate for restricted stock units granted on or after December 10, 2012 under the St. Jude Medical, Inc. 2007 Stock Incentive Plan, filed as Exhibit 10.27 to the St. Jude Medical, Inc. Annual Report on Form 10-K for the year ended December 29, 2012, dated February 26, 2013.**

10.73	*	Management Savings Plan, as amended and restated, filed as Exhibit 10.75 to the 2019 Abbott Laboratories Annual Report on Form 10-K).**

10.74		Abbott Overseas Managers Pension Plan, as amended and restated.**

10.75		Five Year Credit Agreement, dated as of November 12, 2020, among Abbott Laboratories, as borrower, various financial institutions, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

21		Subsidiaries of Abbott Laboratories.

23.1		Consent of Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2		Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).
Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10-K Exhibit Table Item No.

101

The following financial statements and notes from the Abbott Laboratories Annual Report on Form 10-K for the year ended December 31, 2020 filed on February 19, 2021, formatted in Inline XBRL: (i) Consolidated Statement of Earnings; (ii) Consolidated Statement of Comprehensive Income; (iii) Consolidated Statement of Cash Flows; (iv) Consolidated Balance Sheet; (v) Consolidated Statement of Shareholders’ Investment; and (vi) the notes to the consolidated financial statements.

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

(c)    Financial Statement Schedule filed (page 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Abbott Laboratories has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ABBOTT LABORATORIES

By	/s/ ROBERT B. FORD
Robert B. Ford President and Chief Executive Officer

Date:	February 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Abbott Laboratories on February 19, 2021 in the capacities indicated below.

/s/ ROBERT B. FORD	/s/ ROBERT E. FUNCK, JR.
Robert B. Ford	Robert E. Funck, Jr.
President and Chief Executive Officer, and Director of Abbott Laboratories (principal executive officer)	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)

/s/ PHILIP P. BOUDREAU	/s/ MILES D. WHITE
Philip P. Boudreau	Miles D. White
Vice President, Finance and Controller (principal accounting officer)	Executive Chairman of the Board

/s/ ROBERT J. ALPERN	/s/ ROXANNE S. AUSTIN
Robert J. Alpern, M.D.	Roxanne S. Austin
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ SALLY E. BLOUNT	/s/ MICHELLE A. KUMBIER
Sally E. Blount, Ph.D.	Michelle A. Kumbier
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ EDWARD M. LIDDY	/s/ DARREN W. MCDEW
Edward M. Liddy Director of Abbott Laboratories	Darren W. McDew Director of Abbott Laboratories

/s/ NANCY MCKINSTRY	/s/ PHEBE N. NOVAKOVIC
Nancy McKinstry	Phebe N. Novakovic
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ WILLIAM A. OSBORN	/s/ DANIEL J. STARKS
William A. Osborn	Daniel J. Starks
Director of Abbott Laboratories	Director of Abbott Laboratories

/s/ JOHN G. STRATTON	/s/ GLENN F. TILTON
John G. Stratton	Glenn F. Tilton
Director of Abbott Laboratories	Director of Abbott Laboratories

ABBOTT LABORATORIES AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(in millions of dollars)

			Amounts
	Balance	Provisions/	Charged Off
Allowances for Doubtful	at Beginning	Charges	and Other	Balance at
Accounts and Product Returns	of Year	to Income	Deductions	End of Year
2020	$384	$187	$(111)	$460
2019	314	137	(68)	384
2018	294	110	(90)	314

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Abbott Laboratories

Opinion on the Financial Statement Schedule

We have audited the consolidated financial statements of Abbott Laboratories and subsidiaries (the Company) as of December 31, 2020 and 2019, for each of the three years in the period ended December 31, 2020, and have issued our report thereon dated February 19, 2021 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a)(2) of this Annual Report on Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Chicago, Illinois

February 19, 2021