Form 10-Q
period 2021-03-31
ABBOTT LABORATORIES
filed 2021-05-05
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, Abbott Laboratories had 1,776,820,148 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended March 31
	2021	2020
Net sales	$10,456	$7,726

Cost of products sold, excluding amortization of intangible assets	4,401	3,281
Amortization of intangible assets	509	561
Research and development	654	578
Selling, general and administrative	2,783	2,548
Total operating cost and expenses	8,347	6,968

Operating earnings	2,109	758

Interest expense	135	139
Interest (income)	(11)	(18)
Net foreign exchange (gain) loss	3	5
Other (income) expense, net	(61)	(1)
Earnings from continuing operations before tax	2,043	633
Tax expense on earnings from continuing operations	250	89
Earnings from continuing operations	1,793	544

Earnings from discontinued operations, net of tax	—	20

Net Earnings	$1,793	$564

Basic Earnings Per Common Share —
Continuing operations	$1.00	$0.31
Discontinued operations	—	0.01
Net earnings	$1.00	$0.32

Diluted Earnings Per Common Share —
Continuing operations	$1.00	$0.30
Discontinued operations	—	0.01
Net earnings	$1.00	$0.31

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,776,842	1,768,901
Dilutive Common Stock Options	14,661	11,677
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,791,503	1,780,578

Outstanding Common Stock Options Having No Dilutive Effect	2,694	4,035

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2021	2020
Net Earnings	$1,793	$564

Foreign currency translation gain (loss) adjustments	(536)	(1,144)
Net actuarial gains (losses) and amortization of net actuarial (losses) and prior service (cost) and credits, net of taxes of $18 in 2021 and $15 in 2020	85	57
Net gains (losses) for derivative instruments designated as cash flow hedges, net of taxes of $46 in 2021 and $48 in 2020	112	166
Other comprehensive income (loss)	(339)	(921)
Comprehensive Income (Loss)	$1,454	$(357)

	March 31,	December 31,
	2021	2020
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,395)	$(4,859)
Net actuarial (losses) and prior service (cost) and credits	(3,786)	(3,871)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges	(104)	(216)
Accumulated Other Comprehensive Income (Loss)	$(9,285)	$(8,946)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$8,054	$6,838
Short-term investments	318	310
Trade receivables, less allowances of $475 in 2021 and $460 in 2020	6,096	6,414
Inventories:
Finished products	3,219	3,030
Work in process	773	712
Materials	1,395	1,270
Total inventories	5,387	5,012
Prepaid expenses and other receivables	1,962	1,867
Total Current Assets	21,817	20,441
Investments	832	821
Property and equipment, at cost	18,697	18,793
Less: accumulated depreciation and amortization	9,865	9,764
Net property and equipment	8,832	9,029
Intangible assets, net of amortization	14,181	14,784
Goodwill	23,384	23,744
Deferred income taxes and other assets	3,739	3,729
	$72,785	$72,548

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$199	$213
Trade accounts payable	4,066	3,946
Salaries, wages and commissions	1,117	1,416
Other accrued liabilities	5,247	5,165
Dividends payable	801	798
Income taxes payable	276	362
Current portion of long-term debt	756	7
Total Current Liabilities	12,462	11,907
Long-term debt	17,489	18,527
Post-employment obligations, deferred income taxes and other long-term liabilities	9,046	9,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2021: 1,982,205,491; 2020: 1,981,156,896	24,023	24,145
Common shares held in treasury, at cost — Shares: 2021: 205,385,343; 2020: 209,926,622	(9,845)	(10,042)
Earnings employed in the business	28,669	27,627
Accumulated other comprehensive income (loss)	(9,285)	(8,946)
Total Abbott Shareholders’ Investment	33,562	32,784
Noncontrolling Interests in Subsidiaries	226	219
Total Shareholders’ Investment	33,788	33,003
	$72,785	$72,548

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended March 31
	2021	2020
Common Shares:
Balance at January 1
Shares: 2021: 1,981,156,896; 2020: 1,976,855,085	$24,145	$23,853
Issued under incentive stock programs
Shares: 2021: 1,048,595; 2020: 1,257,416	47	53
Share-based compensation	304	245
Issuance of restricted stock awards	(473)	(420)
Balance at March 31
Shares: 2021: 1,982,205,491; 2020: 1,978,112,501	$24,023	$23,731

Common Shares Held in Treasury:
Balance at January 1
Shares: 2021: 209,926,622; 2020: 214,351,838	$(10,042)	$(10,147)
Issued under incentive stock programs
Shares: 2021: 4,818,787; 2020: 5,333,626	231	253
Purchased
Shares: 2021: 277,508; 2020: 248,963	(34)	(19)
Balance at March 31
Shares: 2021: 205,385,343; 2020: 209,267,175	$(9,845)	$(9,913)

Earnings Employed in the Business:
Balance at January 1	$27,627	$25,847
Impact of adoption of new accounting standard	—	(5)
Net earnings	1,793	564
Cash dividends declared on common shares (per share — 2021: $0.45; 2020: $0.36)	(803)	(641)
Effect of common and treasury share transactions	52	21
Balance at March 31	$28,669	$25,786

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,946)	$(8,465)
Other comprehensive income (loss)	(339)	(921)
Balance at March 31	$(9,285)	$(9,386)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$213
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	7	(4)
Balance at March 31	$226	$209

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Three Months Ended March 31
	2021	2020
Cash Flow From (Used in) Operating Activities:
Net earnings	$1,793	$564
Adjustments to reconcile net earnings to net cash from operating activities-
Depreciation	425	267
Amortization of intangible assets	509	561
Share-based compensation	288	233
Trade receivables	165	(104)
Inventories	(537)	(437)
Other, net	(6)	(369)
Net Cash From Operating Activities	2,637	715

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(397)	(360)
Acquisitions of businesses and technologies, net of cash acquired	(15)	—
Sales (purchases) of other investment securities, net	(14)	(36)
Other	4	3
Net Cash (Used in) Investing Activities	(422)	(393)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	24	51
Repayments of long-term debt	(2)	(1)
Purchases of common shares	(275)	(236)
Proceeds from stock options exercised	86	89
Dividends paid	(800)	(638)
Net Cash (Used in) Financing Activities	(967)	(735)

Effect of exchange rate changes on cash and cash equivalents	(32)	(70)

Net Increase (Decrease) in Cash and Cash Equivalents	1,216	(483)
Cash and Cash Equivalents, Beginning of Year	6,838	3,860
Cash and Cash Equivalents, End of Period	$8,054	$3,377

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnote disclosures normally included in audited financial statements. However, in the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the results of operations, financial position and cash flows have been made.  It is suggested that these statements be read in conjunction with the financial statements included in Abbott’s Annual Report on Form 10-K for the year ended December 31, 2020.  The condensed consolidated financial statements include the accounts of the parent company and subsidiaries, after elimination of intercompany transactions.

Note 2 — New Accounting Standards

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  Abbott adopted the standard on January 1, 2021.  The new standard did not have an impact on its condensed consolidated financial statements.

Note 3 — Revenue

Abbott’s revenues are derived primarily from the sale of a broad line of health care products under short-term receivable arrangements.  Abbott has four reportable segments: Established Pharmaceutical Products, Diagnostic Products, Nutritional Products, and Medical Devices.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The following table provides revenues by sales category:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$821	$821	$—	$813	$813
Other	—	249	249	—	231	231
Total	—	1,070	1,070	—	1,044	1,044

Nutritionals —
Pediatric Nutritionals	508	558	1,066	518	571	1,089
Adult Nutritionals	328	642	970	294	521	815
Total	836	1,200	2,036	812	1,092	1,904

Diagnostics —
Core Laboratory	271	911	1,182	267	722	989
Molecular	175	272	447	65	74	139
Point of Care	92	37	129	103	35	138
Rapid Diagnostics	1,103	1,153	2,256	368	192	560
Total	1,641	2,373	4,014	803	1,023	1,826

Medical Devices —
Rhythm Management	241	278	519	228	246	474
Electrophysiology	179	252	431	164	224	388
Heart Failure	145	49	194	152	51	203
Vascular	219	416	635	230	395	625
Structural Heart	169	208	377	136	182	318
Neuromodulation	145	39	184	137	40	177
Diabetes Care	253	727	980	186	566	752
Total	1,351	1,969	3,320	1,233	1,704	2,937

Other	10	6	16	8	7	15

Total	$3,838	$6,618	$10,456	$2,856	$4,870	$7,726

Remaining Performance Obligations

As of March 31, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.8 billion in the Diagnostics segment and approximately $400 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 17 percent over the subsequent 12 months and the remainder thereafter.

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2020	$405
Unearned revenue from cash received during the period	174
Revenue recognized related to contract liability balance	(163)
Balance at March 31, 2021	$416

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended March 31, 2021 and 2020 were $1.785 billion and $541 million, respectively. Net earnings allocated to common shares for the three months ended March 31, 2021 and 2020 were $1.785 billion and $561 million, respectively.

Earnings from discontinued operations, net of tax, in the first quarter of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first three months of 2021 includes $16 million of pension contributions and the payment of cash taxes of approximately $270 million.  The first three months of 2020 includes $320 million of pension contributions and the payment of cash taxes of approximately $125 million.

The following summarizes the activity for the first three months of 2021 related to the allowance for doubtful accounts as of March 31, 2021:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2020	$288
Provisions/charges to income	15
Amounts charged off and other deductions	(8)
Balance at March 31, 2021	$295

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

The components of long-term investments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
(in millions)	2021	2020
Long-term Investments:
Equity securities	$785	$776
Other	47	45
Total	$832	$821

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Abbott’s equity securities as of March 31, 2021, include $375 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of March 31, 2021 with a carrying value of $289 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $105 million that do not have a readily determinable fair value.

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended March 31
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$(4,859)	$(4,924)	$(3,871)	$(3,540)	$(216)	$(1)
Other comprehensive income (loss) before reclassifications	(536)	(1,144)	22	7	96	176
Amounts reclassified from accumulated other comprehensive income	—	—	63	50	16	(10)
Net current period comprehensive income (loss)	(536)	(1,144)	85	57	112	166
Balance at March 31	$(5,395)	$(6,068)	$(3,786)	$(3,483)	$(104)	$165

Reclassified amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 11 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.4 billion at March 31, 2021 and $23.7 billion at December 31, 2020. Foreign currency translation adjustments decreased goodwill by approximately $360 million in the first three months of 2021. The amount of goodwill related to reportable segments at March 31, 2021 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.8 billion for the Diagnostic Products segment, and $16.3 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first three months of 2021.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.5 billion as of March 31, 2021 and $27.8 billion as of December 31, 2020, and accumulated amortization was $14.5 billion as of March 31, 2021 and $14.2 billion as of December 31, 2020. Foreign currency translation adjustments decreased intangible assets by $94 million in the first three months of 2021. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2021 and 2022, and $1.9 billion in 2023, 2024, and 2025.

Indefinite-lived intangible assets, which relate to in-process R&D acquired in a business combination, were approximately $1.2 billion as of March 31, 2021 and December 31, 2020.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 7 — Restructuring Plans

From 2017 to 2020, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2020, the accrued balance associated with these actions was $25 million. No additional charges were recognized in the first three months of 2021. As of March 31, 2021, the accrued liabilities remaining in the Consolidated Balance Sheet related to these actions total $13 million and primarily represent severance obligations.

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses.  In the first three months of 2021, charges of $1 million were recognized as Cost of products sold.  The following summarizes the activity for the first three months of 2021 related to these restructuring actions and the status of the related accrual as of March 31, 2021:

(in millions)
Accrued balance at December 31, 2020	$70
Restructuring charges recorded in 2021	1
Payments and other adjustments	(13)
Accrued balance at March 31, 2021	$58

Note 8 — Incentive Stock Program

In the first three months of 2021, Abbott granted 2,693,918 stock options, 478,490 restricted stock awards and 4,511,126 restricted stock units under its incentive stock program. At March 31, 2021, approximately 101 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at March 31, 2021 is as follows:

	Outstanding	Exercisable
Number of shares	30,484,541	23,519,084
Weighted average remaining life (years)	6.2	5.4
Weighted average exercise price	$62.17	$51.23
Aggregate intrinsic value (in millions)	$1,769	$1,614

The total unrecognized share-based compensation cost at March 31, 2021 amounted to approximately $744 million which is expected to be recognized over the next three years.

Note 9 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.6 billion at March 31, 2021 and $8.1 billion at December 31, 2020 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of March 31, 2021 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At March 31, 2021 and December 31, 2020, Abbott held the gross notional amount of $10.2 billion and $11.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Abbott has designated a yen-denominated, 5-year term loan of approximately $542 million and $577 million as of March 31, 2021 and December 31, 2020, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at March 31, 2021 and December 31, 2020 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of certain derivative financial instruments as of March 31, 2021 and December 31, 2020:

	Fair Value - Assets			Fair Value - Liabilities
	March 31,	Dec. 31,		March 31,	Dec. 31,
(in millions)	2021	2020	Balance Sheet Caption	2021	2020	Balance Sheet Caption

Interest rate swaps designated as fair value hedges	$141	$210	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	105	30	Prepaid expenses and other receivables	167	433	Other accrued liabilities
Others not designated as hedges	76	60	Prepaid expenses and other receivables	92	65	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	542	577	Long-term debt
	$322	$300		$801	$1,075

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges, debt designated as a hedge of net investment in a foreign subsidiary and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three months ended March 31, 2021 and 2020.

	Gain (loss) Recognized in		Income (expense) and
	Other Comprehensive		Gain (loss) Reclassified
	Income (loss)		into Income
(in millions)	2021	2020	2021	2020	Income Statement Caption

Foreign currency forward exchange contracts designated as cash flow hedges	$134	$227	$(23)	$11	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	35	(8)	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	(69)	168	Interest expense

Gains of $49 million and losses of $165 million were recognized in the three months ended March 31, 2021 and 2020, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

The carrying values and fair values of certain financial instruments as of March 31, 2021 and December 31, 2020 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value

Long-term Investment Securities:
Equity securities	$785	$785	$776	$776
Other	47	47	45	45
Total Long-term Debt	(18,245)	(21,046)	(18,534)	(22,809)
Foreign Currency Forward Exchange Contracts:
Receivable position	181	181	90	90
(Payable) position	(259)	(259)	(498)	(498)
Interest Rate Hedge Contracts:
Receivable position	141	141	210	210

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
March 31, 2021:
Equity securities	$391	$391	$—	$—
Interest rate swap derivative financial instruments	141	—	141	—
Foreign currency forward exchange contracts	181	—	181	—
Total Assets	$713	$391	$322	$—

Fair value of hedged long-term debt	$2,980	$—	$2,980	$—
Foreign currency forward exchange contracts	259	—	259	—
Contingent consideration related to business combinations	67	—	—	67
Total Liabilities	$3,306	$—	$3,239	$67

December 31, 2020:
Equity securities	$386	$386	$—	$—
Interest rate swap derivative financial instruments	210	—	210	—
Foreign currency forward exchange contracts	90	—	90	—
Total Assets	$686	$386	$300	$—

Fair value of hedged long-term debt	$3,049	$—	$3,049	$—
Foreign currency forward exchange contracts	498	—	498	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,615	$—	$3,547	$68

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $215 million to $250 million. The recorded accrual balance at March 31, 2021 for these proceedings and exposures was approximately $230 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans		Medical and Dental Plans
	March 31,	March 31,	March 31,	March 31,
(in millions)	2021	2020	2021	2020
Service cost — benefits earned during the period	$100	$85	$14	$12
Interest cost on projected benefit obligations	62	75	8	12
Expected return on plan assets	(211)	(192)	(7)	(7)
Net amortization of:
Actuarial loss, net	81	63	7	8
Prior service cost (credit)	—	—	(7)	(7)
Net cost — continuing operations	$32	$31	$15	$18

Abbott funds its domestic defined benefit plans according to IRS funding limitations.  International pension plans are funded according to similar regulations.  In the first three months of 2021 and 2020, $16 million and $320 million, respectively, were contributed to defined benefit plans.  Contributions made to post-employment medical and dental plans in the first three months of 2020 were $11 million. No contributions were made to the post-employment medical and dental plans in the first three months of 2021.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Unaudited)

Note 12 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2021 and 2020, taxes on earnings from continuing operations include approximately $80 million and $47 million, respectively, in excess tax benefits associated with share-based compensation.  Earnings from discontinued operations, net of tax, in the first three months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $50 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

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

March 31, 2021

(Unaudited)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Three Months Ended March 31
	Net Sales to External Customers		Operating Earnings
(in millions)	2021	2020	2021	2020
Established Pharmaceutical Products	$1,070	$1,044	$169	$181
Nutritional Products	2,036	1,904	467	459
Diagnostic Products	4,014	1,826	1,701	405
Medical Devices	3,320	2,937	1,007	803
Total Reportable Segments	10,440	7,711	3,344	1,848
Other	16	15
Net sales	$10,456	$7,726
Corporate functions and benefit plans costs			(114)	(132)
Net interest expense			(124)	(121)
Share-based compensation (a)			(288)	(233)
Amortization of intangible assets			(509)	(561)
Other, net (b)			(266)	(168)
Earnings from continuing operations before taxes			$2,043	$633
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. Other, net for the three months ended March 31, 2021 also includes costs related to certain litigation.

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,070	$1,044	2.5%	(3.7)%	6.2%
Nutritional Products	2,036	1,904	6.9	0.5	6.4
Diagnostic Products	4,014	1,826	119.8	5.0	114.8
Medical Devices	3,320	2,937	13.1	4.3	8.8
Total Reportable Segments	10,440	7,711	35.3	2.4	32.9
Other	16	15	7.8	3.6	4.2
Net sales	$10,456	$7,726	35.3	2.4	32.9

Total U.S.	$3,838	$2,856	34.4	—	34.4

Total International	$6,618	$4,870	35.9	3.9	32.0

Note:  In order to compute results excluding the impact of  foreign exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 32.9 percent increase in total net sales during the first three months of 2021, excluding the impact of foreign exchange, reflected strong demand for Abbott’s tests to detect COVID-19 as well as other growth across Abbott’s reportable segments.  During the first quarter of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $2.2 billion led by combined sales of approximately $1.8 billion related to Abbott’s BinaxNOW, Panbio, and ID NOW rapid-testing platforms.  Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 7.6 percent.  Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 5.7 percent.  Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the first quarter as the relatively weaker U.S. dollar increased total international sales by 3.9 percent and total sales by 2.4 percent.

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

				Impact of	Total Change
	March 31,	March 31,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$821	$813	1.0%	(5.7)%	6.7%
Other Emerging Markets	249	231	7.8	3.6	4.2

Nutritionals —
International Pediatric Nutritionals	558	571	(2.3)	0.8	(3.1)
U.S. Pediatric Nutritionals	508	518	(1.8)	—	(1.8)
International Adult Nutritionals	642	521	23.1	1.0	22.1
U.S. Adult Nutritionals	328	294	11.4	—	11.4

Diagnostics —
Core Laboratory	1,182	989	19.6	3.5	16.1
Molecular	447	139	220.9	8.9	212.0
Point of Care	129	138	(6.6)	1.0	(7.6)
Rapid Diagnostics	2,256	560	302.8	7.8	295.0

Medical Devices —
Rhythm Management	519	474	9.6	3.8	5.8
Electrophysiology	431	388	11.0	3.9	7.1
Heart Failure	194	203	(4.6)	1.6	(6.2)
Vascular	635	625	1.7	3.7	(2.0)
Structural Heart	377	318	18.6	4.4	14.2
Neuromodulation	184	177	4.4	1.6	2.8
Diabetes Care	980	752	30.2	6.6	23.6

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 6.7 percent compared to the first three months of 2020 led by growth across several geographies including China, India and Brazil.  Other Emerging Markets, excluding the effect of foreign exchange, increased by 4.2 percent in the first three months of 2021.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 3.1 percent in the first three months of 2021 versus the comparable 2020 period.  U.S. Pediatric Nutritional sales decreased 1.8 percent.  The decrease in Abbott’s Pediatric Nutritional sales was primarily due to higher consumer purchases in 2020 in several countries, including the U.S., in advance of shelter-in-place restrictions related to the COVID-19 pandemic, partially offset by higher sales in the Greater China infant category in 2021.  International Adult Nutritional sales, excluding the effect of foreign exchange, increased 22.1 percent, and U.S. Adult Nutritional sales increased 11.4 percent, reflecting continued growth of the Ensure® and Glucerna® brands in several countries including the U.S.

The 114.8 percent increase in Diagnostic Products sales, excluding the impact of foreign exchange, was driven by strong demand for Abbott’s portfolio of COVID-19 tests as described above as well as improvements in the base Core Laboratory and Molecular businesses.  In Core Laboratory, sales increased 16.1 percent, excluding the effect of foreign exchange, due to the increased volume of routine diagnostic testing performed in hospitals and other laboratories as well as sales of Abbott’s laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus.  Core Laboratory IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were approximately $50 million in the first three months of 2021.  In March 2021, Abbott received an Emergency Use Authorization (EUA) in the U.S. for its AdviseDX SARS-CoV-2 IgG II test for the semi-quantitative detection of IgG antibodies to COVID-19 on its ARCHITECT and Alinity i platforms.  In the first three months of 2021, Core Laboratory sales increased 14.1 percent, excluding COVID-19 testing-related sales, and increased 10.7 percent excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 212.0 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, was driven by demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000 and Alinity m platforms as well as growth in the base business from the continued roll-out of the Alinity m platform.  Molecular Diagnostics COVID-19 testing-related sales were approximately $310 million in the first three months of 2021.  In March 2021, Abbott received an EUA in the U.S. for its multiplex molecular test on its Alinity m system to detect COVID-19, influenza A, influenza B, and respiratory syncytial virus (RSV) in one test.  In the first three months of 2021, Molecular Diagnostics sales increased 33.9 percent, excluding COVID-19 testing-related sales, and increased 31.5 percent excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 295.0 percent, excluding the effect of foreign exchange, due to strong demand for Abbott’s COVID-19 tests on its rapid testing platforms including the Panbio system, the ID NOW platform, and the BinaxNOW COVID-19 Ag Card test.  Rapid Diagnostics COVID-19 testing-related sales were approximately $1.8 billion in the first three months of 2021.  In January 2021, Abbott received CE Mark for two new uses of its Panbio rapid antigen test: asymptomatic testing and self-swabbing under the supervision of a healthcare worker.  On March 31, 2021, Abbott announced that it had received an EUA in the U.S. for its over-the-counter, non-prescription BinaxNOW COVID-19 Ag Self Test for individuals with or without symptoms.  In the first quarter of 2021, Abbott also received EUAs that allow the non-prescription use of the BinaxNOW COVID-19 Ag Card Home Test and the BinaxNOW COVID-19 Ag Card test for professional use for individuals with or without symptoms.

Excluding the effect of foreign exchange, total Medical Devices sales grew 8.8 percent driven by double-digit growth in Diabetes Care and Structural Heart as well as growth in Electrophysiology and Rhythm Management.  Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  FreeStyle Libre and Libre Sense™ sales totaled $829 million in the first quarter of 2021, which reflected a 29.8 percent increase, excluding the effect of foreign exchange, over the first three months of 2020 when Libre sales totaled $604 million.  Libre Sense, which received CE Mark in the third quarter of 2020, is Abbott’s glucose sport biosensor specifically designed for athletes.

While procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted early in 2021 by elevated COVID-19 case rates in certain countries, including the U.S., volumes improved over the course of the quarter for many products.  Growth in Structural Heart was broad-based across several areas of the business, including TriClip®, the world’s first minimally invasive, clip-based device for repair of a leaky tricuspid heart valve which was launched in Europe in May 2020, and MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve.  In January 2021, the U.S. Centers for Medicare & Medicaid Services expanded reimbursement coverage eligibility for MitraClip.

Excluding the effect of foreign exchange, the 6.2 percent decline in Heart Failure sales reflects fewer left ventricular assist device (LVAD) procedures as such procedures, which require a stay in the hospital’s intensive care unit, continued to be negatively impacted by the COVID-19 pandemic during the first quarter of 2021.  The sales decline also reflects the initial spread of the pandemic driving higher demand in the first quarter of 2020 for Abbott’s CentriMag™ circulatory support systems which are used in acute hospital care.  Excluding the effect of foreign exchange, the 2.0 percent decline in Vascular sales reflects price reductions on drug-eluting stents across various geographies and lower sales in China due to a new national tender program instituted in the fourth quarter of 2020, partially offset by the improvement in procedure volume trends in various countries.

The gross profit margin percentage was 53.0 percent for the first quarter of 2021 compared to 50.3 percent for the first quarter of 2020.  The increase primarily reflects higher sales volume in various businesses, higher utilization at various manufacturing sites, and a decrease in intangible amortization expense in 2021.

Research and development expenses increased $76 million, or 13.3 percent, in the first quarter of 2021.  The 2021 increase in R&D expense was primarily driven by higher spending on various projects to advance products in development.  For the three months ended March 31, 2021, research and development expenditures totaled $317 million for the Medical Devices segment, $168 million for the Diagnostic Products segment, $45 million for the Nutritional Products segment and $50 million for the Established Pharmaceutical Products segment.

Selling, general and administrative (SG&A) expenses for the first quarter of 2021 increased $235 million, or 9.2 percent, due primarily to charges related to certain litigation and higher selling and marketing spending to drive growth across various businesses.

Other (Income) Expense, net

Other income, net increased from $1 million in the first quarter of 2020 to $61 million in the first quarter of 2021. The increase was primarily due to an impairment of an equity investment of approximately $50 million in 2020 as well as higher income in the first quarter of 2021 related to the non-service cost components of net pension and post-retirement medical benefit costs.

Interest Expense, net

Interest expense, net increased $3 million in the first quarter of 2021 as lower interest rates resulted in a decline in interest income that exceeded the reduction in interest expense.  The net impact of lower interest rates was partially offset by the effect of higher cash and short-term investment balances on interest income.

Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first three months of 2021 and 2020, taxes on earnings from continuing operations include approximately $80 million and $47 million, respectively, in excess tax benefits associated with share-based compensation.  Earnings from discontinued operations, net of tax, in the first three months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $50 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources March 31, 2021 Compared with December 31, 2020

The increase in cash and cash equivalents from $6.8 billion at December 31, 2020 to $8.1 billion at March 31, 2021 primarily reflects the cash generated from operations in the first three months of 2021, partially offset by the payment of dividends and capital expenditures.  Working capital was $9.4 billion at March 31, 2021 and $8.5 billion at December 31, 2020.  The increase in working capital in 2021 primarily reflects the increase in cash and cash equivalents partially offset by an increase in the current portion of long-term debt.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first three months of 2021 totaled $2.6 billion, an increase of $1.9 billion over the prior year primarily due to higher operating earnings, higher collections of accounts receivable and the timing of pension contributions partially offset by higher cash taxes paid.  Other, net in Net cash from operating activities was a use of $6 million for the first three months of 2021 and a use of $369 million for the first three months of 2020. The year-over-year change in Other, net in Net cash from operating activities is primarily due to the timing of pension contributions as pension contributions were $16 million in 2021 and $320 million in 2020. Cash taxes paid were approximately $270 million in 2021 and $125 million in 2020.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  As of March 31, 2021, $2.15 billion of the $5 billion authorization remains available.

At March 31, 2021, Abbott’s long-term debt rating was A by Standard & Poor’s Corporation and A3 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

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

In the first quarter of 2021, Abbott declared a quarterly dividend of $0.45 per share on its common shares, which represents an increase of 25 percent over the $0.36 per share dividend declared in the first quarter of 2020.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which among other things, eliminates certain exceptions in the current rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  Abbott adopted the standard on January 1, 2021.  The new standard did not have an impact on its condensed consolidated financial statements.

Legislative Issues

Abbott’s primary markets are highly competitive and subject to substantial government regulations throughout the world.  Abbott expects debate to continue over the availability, method of delivery, and payment for health care products and services.  It is not possible to predict the extent to which Abbott or the health care industry in general might be adversely affected by these factors in the future.  A more complete discussion of these factors is contained in Item 1, Business, and Item 1A, Risk Factors, in the 2020 Annual Report on Form 10-K.

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, and are incorporated herein by reference. Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

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

(b)	Changes in internal control over financial reporting. During the quarter ended March 31, 2021, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations, including those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
January 1, 2021 – January 31, 2021	1,785	(1)	$109.110	0	$3,097,391,913	(2)
February 1, 2021 – February 28, 2021	10,000	(1)	122.543	0	3,097,391,913	(2)
March 1, 2021 – March 31, 2021	0	(1)	0	0	3,097,391,913	(2)
Total	11,785	(1)	$120.509	0	$3,097,391,913	(2)
1.	These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 1,785 in January, 10,000 in February, and 0 in March; and

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On September 11, 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2014 Plan”). On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). The 2019 Plan is in addition to the unused portion of the 2014 Plan.

Item 6.    Exhibits

Exhibit No.	Exhibit

3.1	Amended and Restated Articles of Incorporation of Abbott Laboratories, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on April 26, 2021.

3.2	By-Laws of Abbott Laboratories, as amended and restated effective April 23, 2021, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on February 19, 2021.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: May 5, 2021