Form 10-Q
period 2021-06-30
ABBOTT LABORATORIES
filed 2021-08-04
CIK 1800

F1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 1-2189

ABBOTT LABORATORIES

An Illinois Corporation	I.R.S. Employer Identification No.
36-0698440

100 Abbott Park Road

Abbott Park, Illinois 60064-6400

Telephone:  (224) 667-6100

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, Without Par Value	ABT	New York Stock Exchange Chicago Stock Exchange, Inc.

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

As of June 30, 2021, Abbott Laboratories had 1,772,817,349 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net sales	$10,223	$7,328	$20,679	$15,054

Cost of products sold, excluding amortization of intangible assets	4,947	3,263	9,348	6,544
Amortization of intangible assets	504	553	1,013	1,114
Research and development	654	564	1,308	1,142
Selling, general and administrative	2,726	2,276	5,509	4,824
Total operating cost and expenses	8,831	6,656	17,178	13,624

Operating earnings	1,392	672	3,501	1,430

Interest expense	134	134	269	273
Interest (income)	(11)	(9)	(22)	(27)
Net foreign exchange (gain) loss	—	(1)	3	4
Other (income) expense, net	(79)	22	(140)	21
Earnings from continuing operations before taxes	1,348	526	3,391	1,159
Tax expense (benefit) on earnings from continuing operations	159	(11)	409	78
Earnings from continuing operations	1,189	537	2,982	1,081

Earnings from discontinued operations, net of tax	—	—	—	20

Net Earnings	$1,189	$537	$2,982	$1,101

Basic Earnings Per Common Share —
Continuing operations	$0.67	$0.30	$1.67	$0.61
Discontinued operations	—	—	—	0.01
Net earnings	$0.67	$0.30	$1.67	$0.62

Diluted Earnings Per Common Share —
Continuing operations	$0.66	$0.30	$1.66	$0.60
Discontinued operations	—	—	—	0.01
Net earnings	$0.66	$0.30	$1.66	$0.61

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,779,203	1,772,953	1,778,049	1,770,970
Dilutive Common Stock Options	14,076	12,087	14,369	11,882
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,793,279	1,785,040	1,792,418	1,782,852

Outstanding Common Stock Options Having No Dilutive Effect	2,720	50	2,694	50

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net Earnings	$1,189	$537	$2,982	$1,101
Foreign currency translation gain (loss) adjustments	165	355	(371)	(789)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $18 and $36 in 2021 and $13 and $28 in 2020	48	37	133	94
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $2 and $48 in 2021 and $(29) and $19 in 2020	6	(86)	118	80
Other comprehensive income (loss)	219	306	(120)	(615)
Comprehensive Income	$1,408	$843	$2,862	$486

	June 30,	December 31,
	2021	2020
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments	$(5,230)	$(4,859)
Net actuarial (losses) and prior service (costs) and credits	(3,738)	(3,871)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other	(98)	(216)
Accumulated other comprehensive income (loss)	$(9,066)	$(8,946)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$8,658	$6,838
Short-term investments	286	310
Trade receivables, less allowances of $498 in 2021 and $460 in 2020	6,113	6,414
Inventories:
Finished products	3,118	3,030
Work in process	796	712
Materials	1,525	1,270
Total inventories	5,439	5,012
Prepaid expenses and other receivables	2,131	1,867
Total Current Assets	22,627	20,441
Investments	805	821
Property and equipment, at cost	19,074	18,793
Less: accumulated depreciation and amortization	10,258	9,764
Net property and equipment	8,816	9,029
Intangible assets, net of amortization	13,681	14,784
Goodwill	23,485	23,744
Deferred income taxes and other assets	3,855	3,729
	$73,269	$72,548

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$199	$213
Trade accounts payable	4,017	3,946
Salaries, wages and commissions	1,248	1,416
Other accrued liabilities	5,354	5,165
Dividends payable	799	798
Income taxes payable	242	362
Current portion of long-term debt	755	7
Total Current Liabilities	12,614	11,907
Long-term debt	17,547	18,527
Post-employment obligations, deferred income taxes and other long-term liabilities	9,079	9,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2021: 1,982,553,488; 2020: 1,981,156,896	24,153	24,145
Common shares held in treasury, at cost — Shares: 2021: 209,736,139; 2020: 209,926,622	(10,340)	(10,042)
Earnings employed in the business	29,053	27,627
Accumulated other comprehensive income (loss)	(9,066)	(8,946)
Total Abbott Shareholders’ Investment	33,800	32,784
Noncontrolling Interests in Subsidiaries	229	219
Total Shareholders’ Investment	34,029	33,003
	$73,269	$72,548

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended June 30
	2021	2020
Common Shares:
Balance at March 31
Shares: 2021: 1,982,205,491; 2020: 1,978,112,501	$24,023	$23,731
Issued under incentive stock programs
Shares: 2021: 347,997; 2020: 1,481,878	18	66
Share-based compensation	119	105
Issuance of restricted stock awards	(7)	(9)
Balance at June 30
Shares: 2021: 1,982,553,488; 2020: 1,979,594,379	$24,153	$23,893

Common Shares Held in Treasury:
Balance at March 31
Shares: 2021: 205,385,343; 2020: 209,267,175	$(9,845)	$(9,913)
Issued under incentive stock programs
Shares: 2021: 159,644; 2020: 212,973	8	10
Purchased
Shares: 2021: 4,510,440; 2020: 10,178	(503)	(1)
Balance at June 30
Shares: 2021: 209,736,139; 2020: 209,064,380	$(10,340)	$(9,904)

Earnings Employed in the Business:
Balance at March 31	$28,669	$25,786
Net earnings	1,189	537
Cash dividends declared on common shares (per share — 2021: $0.45; 2020: $0.36)	(801)	(640)
Effect of common and treasury share transactions	(4)	(14)
Balance at June 30	$29,053	$25,669

Accumulated Other Comprehensive Income (Loss):
Balance at March 31	$(9,285)	$(9,386)
Other comprehensive income (loss)	219	306
Balance at June 30	$(9,066)	$(9,080)

Noncontrolling Interests in Subsidiaries:
Balance at March 31	$226	$209
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	3	11
Balance at June 30	$229	$220

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Six Months Ended June 30
	2021	2020
Common Shares:
Balance at January 1
Shares: 2021: 1,981,156,896; 2020: 1,976,855,085	$24,145	$23,853
Issued under incentive stock programs
Shares: 2021: 1,396,592; 2020: 2,739,294	65	119
Share-based compensation	423	350
Issuance of restricted stock awards	(480)	(429)
Balance at June 30
Shares: 2021: 1,982,553,488; 2020: 1,979,594,379	$24,153	$23,893

Common Shares Held in Treasury:
Balance at January 1
Shares: 2021: 209,926,622; 2020: 214,351,838	$(10,042)	$(10,147)
Issued under incentive stock programs
Shares: 2021: 4,978,431; 2020: 5,546,599	239	263
Purchased
Shares: 2021: 4,787,948; 2020: 259,141	(537)	(20)
Balance at June 30
Shares: 2021: 209,736,139; 2020: 209,064,380	$(10,340)	$(9,904)
Earnings Employed in the Business:
Balance at January 1	$27,627	$25,847
Impact of adoption of new accounting standard	—	(5)
Net earnings	2,982	1,101
Cash dividends declared on common shares (per share — 2021: $0.90; 2020: $0.72)	(1,604)	(1,281)
Effect of common and treasury share transactions	48	7
Balance at June 30	$29,053	$25,669
Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,946)	$(8,465)
Other comprehensive income (loss)	(120)	(615)
Balance at June 30	$(9,066)	$(9,080)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$213
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	10	7
Balance at June 30	$229	$220

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Six Months Ended June 30
	2021	2020
Cash Flow From (Used in) Operating Activities:
Net earnings	$2,982	$1,101
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	795	539
Amortization of intangible assets	1,013	1,114
Share-based compensation	420	348
Trade receivables	200	127
Inventories	(542)	(987)
Other, net	(103)	(205)
Net Cash From Operating Activities	4,765	2,037

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(810)	(1,002)
Acquisitions of businesses and technologies, net of cash acquired	(15)	(32)
Proceeds from business dispositions	48	48
Sales (purchases) of other investment securities, net	81	(32)
Other	10	6
Net Cash (Used in) Investing Activities	(686)	(1,012)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	20	31
Proceeds from issuance of long-term debt	—	1,279
Repayments of long-term debt	(5)	(2)
Purchases of common shares	(746)	(240)
Proceeds from stock options exercised	103	146
Dividends paid	(1,603)	(1,280)
Other	—	(11)
Net Cash (Used in) Financing Activities	(2,231)	(77)

Effect of exchange rate changes on cash and cash equivalents	(28)	(45)

Net Increase in Cash and Cash Equivalents	1,820	903
Cash and Cash Equivalents, Beginning of Year	6,838	3,860
Cash and Cash Equivalents, End of Period	$8,658	$4,763

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 3 — Revenue (Continued)

The following tables provide detail by sales category:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$915	$915	$—	$764	$764
Other	—	265	265	—	249	249
Total	—	1,180	1,180	—	1,013	1,013

Nutritionals —
Pediatric Nutritionals	528	565	1,093	484	540	1,024
Adult Nutritionals	345	670	1,015	324	535	859
Total	873	1,235	2,108	808	1,075	1,883

Diagnostics —
Core Laboratory	283	1,023	1,306	289	698	987
Molecular	94	196	290	144	215	359
Point of Care	97	40	137	79	39	118
Rapid Diagnostics	681	833	1,514	345	185	530
Total	1,155	2,092	3,247	857	1,137	1,994

Medical Devices —
Rhythm Management	269	298	567	185	216	401
Electrophysiology	209	278	487	120	179	299
Heart Failure	168	59	227	115	43	158
Vascular	246	451	697	168	313	481
Structural Heart	191	231	422	91	132	223
Neuromodulation	166	44	210	85	21	106
Diabetes Care	289	767	1,056	202	553	755
Total	1,538	2,128	3,666	966	1,457	2,423

Other	15	7	22	7	8	15

Total	$3,581	$6,642	$10,223	$2,638	$4,690	$7,328

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 3 — Revenue (Continued)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$1,736	$1,736	$—	$1,577	$1,577
Other	—	514	514	—	480	480
Total	—	2,250	2,250	—	2,057	2,057

Nutritionals —
Pediatric Nutritionals	1,036	1,123	2,159	1,002	1,111	2,113
Adult Nutritionals	673	1,312	1,985	618	1,056	1,674
Total	1,709	2,435	4,144	1,620	2,167	3,787

Diagnostics —
Core Laboratory	554	1,934	2,488	556	1,420	1,976
Molecular	269	468	737	209	289	498
Point of Care	189	77	266	182	74	256
Rapid Diagnostics	1,784	1,986	3,770	713	377	1,090
Total	2,796	4,465	7,261	1,660	2,160	3,820

Medical Devices —
Rhythm Management	510	576	1,086	413	462	875
Electrophysiology	388	530	918	284	403	687
Heart Failure	313	108	421	267	94	361
Vascular	465	867	1,332	398	708	1,106
Structural Heart	360	439	799	227	314	541
Neuromodulation	311	83	394	222	61	283
Diabetes Care	542	1,494	2,036	388	1,119	1,507
Total	2,889	4,097	6,986	2,199	3,161	5,360

Other	25	13	38	15	15	30

Total	$7,419	$13,260	$20,679	$5,494	$9,560	$15,054

Remaining Performance Obligations

As of June 30, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.9 billion in the Diagnostics segment and approximately $414 million in the Medical Devices segment.  Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

June 30, 2021

(Unaudited)

Note 3 — Revenue (Continued)

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2020	$405
Unearned revenue from cash received during the period	280
Revenue recognized related to contract liability balance	(279)
Balance at June 30, 2021	$406

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method.  Under the two-class method, net earnings are allocated between common shares and participating securities.  Earnings from Continuing Operations allocated to common shares for the three months ended June 30, 2021 and 2020 were $1.184 billion and $534 million, respectively, and for the six months ended June 30, 2021 and 2020 were $2.969 billion and $1.075 billion, respectively.  Net earnings allocated to common shares for the three months ended June 30, 2021 and 2020 were $1.184 billion and $534 million, respectively, and for the six months ended June 30, 2021 and 2020 were $2.969 billion and $1.095 billion, respectively.

Earnings from discontinued operations, net of tax, in the first six months of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first six months of 2021 includes $80 million of pension contributions and the payment of cash taxes of approximately $715 million.  The first six months of 2020 includes $335 million of pension contributions and the payment of cash taxes of approximately $285 million.

The following summarizes the activity for the first six months of 2021 related to the allowance for doubtful accounts as of June 30, 2021:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2020	$288
Provisions/charges to income	31
Amounts charged off and other deductions	(9)
Balance at June 30, 2021	$310

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 4 — Supplemental Financial Information (Continued)

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

The components of long-term investments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
(in millions)	2021	2020
Long-term Investments:
Equity securities	$754	$776
Other	51	45
Total	$805	$821

The decrease in Abbott’s long-term investments as of June 30, 2021 versus the balance as of December 31, 2020 primarily relates to the sale of an equity method investment.

Abbott’s equity securities as of June 30, 2021, include $388 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition.  These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of June 30, 2021 with a carrying value of $260 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $91 million that do not have a readily determinable fair value.  An approximately $60 million impairment of an investment was recorded in the second quarter of 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended June 30
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2021	2020	2021	2020	2021	2020
Balance at March 31	$(5,395)	$(6,068)	$(3,786)	$(3,483)	$(104)	$165
Other comprehensive income (loss) before reclassifications	165	355	(12)	(9)	(28)	(67)
Amounts reclassified from accumulated other comprehensive income	—	—	60	46	34	(19)
Net current period comprehensive income (loss)	165	355	48	37	6	(86)
Balance at June 30	$(5,230)	$(5,713)	$(3,738)	$(3,446)	$(98)	$79

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss) (Continued)

	Six Months Ended June 30
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$(4,859)	$(4,924)	$(3,871)	$(3,540)	$(216)	$(1)
Other comprehensive income (loss) before reclassifications	(371)	(789)	10	(2)	68	109
Amounts reclassified from accumulated other comprehensive income	—	—	123	96	50	(29)
Net current period comprehensive income (loss)	(371)	(789)	133	94	118	80
Balance at June 30	$(5,230)	$(5,713)	$(3,738)	$(3,446)	$(98)	$79

Reclassified amounts for cash flow hedges are recorded as Cost of products sold.  Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.5 billion at June 30, 2021 and $23.7 billion at December 31, 2020.  Foreign currency translation adjustments decreased goodwill by approximately $259 million in the first six months of 2021.  The amount of goodwill related to reportable segments at June 30, 2021 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.8 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment.  There was no reduction of goodwill relating to impairments in the first six months of 2021.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $947 million as of June 30, 2021 and $1.2 billion at December 31, 2020.  The decrease is due to IPR&D assets primarily related to the Medical Devices segment that became amortizable in the second quarter of 2021.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.8 billion as of June 30, 2021 and December 31, 2020, and accumulated amortization was $15.1 billion as of June 30, 2021 and $14.2 billion as of December 31, 2020.  Foreign currency translation adjustments decreased intangible assets by $83 million in the first six months of 2021.  In the second quarter of 2021, an asset impairment related to the Established Pharmaceutical Products segment decreased intangible assets by $11 million.  The impairment was recorded in the Cost of products sold, excluding amortization of intangible assets line of Abbott’s Condensed Consolidated Statement of Earnings.  Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2021 and 2022, and $1.9 billion in 2023, 2024, and 2025.

Note 7 — Restructuring Plans

On May 27, 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals.  Abbott estimates that the total pre-tax cost to implement this restructuring plan will be approximately $500 million to $625 million, including fixed asset write-downs of $80 million to $115 million, inventory-related charges of $250 million to $260 million, and other exit costs of $170 million to $250 million.  Other exit costs include contract cancellation and employee-related costs.  Actions associated with this plan are expected to be substantially complete by the end of 2021.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 7 — Restructuring Plans (Continued)

In the second quarter of 2021, Abbott recorded charges of $499 million under this plan in Cost of products sold.  The charge recognized in the second quarter includes fixed asset write-downs of $80 million, inventory-related charges of $248 million, and other exit costs, which include contract cancellations and employee-related costs of $171 million.  Other exit costs will result in future cash outlays that are expected to be made primarily over the next 6 months.  The following summarizes the activity for the first six months of 2021 related to this restructuring action and the status of the related accruals as of June 30, 2021:

	Inventory
	Related	Fixed Asset	Other Exit
(in millions)	Charges	Write-Downs	Costs	Total
Restructuring charges recorded in 2021	$248	$80	$171	$499
Payments	—	—	(19)	(19)
Other-non-cash	(248)	(80)	—	(328)
Accrued balance at June 30, 2021	$—	$—	$152	$152

From 2017 to 2021, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs.  As of December 31, 2020, the accrued balance associated with these actions was $25 million.  In the first six months of 2021, charges of $4 million were recognized, of which $1 million is recorded in Cost of products sold and $3 million as Selling, general and administrative expense.  As of June 30, 2021, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $15 million and primarily represent severance obligations.

From 2017 to 2020, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses.  In the first six months of 2021, charges of $1 million were recognized as Cost of products sold.  The following summarizes the activity for the first six months of 2021 related to these restructuring actions and the status of the related accrual as of June 30, 2021:

(in millions)
Accrued balance at December 31, 2020	$70
Restructuring charges recorded in 2021	1
Payments and other adjustments	(24)
Accrued balance at June 30, 2021	$47

Note 8 — Incentive Stock Programs

In the first six months of 2021, Abbott granted 2,730,398 stock options, 478,490 restricted stock awards and 4,624,439 restricted stock units under its incentive stock program.  At June 30, 2021, approximately 101 million shares were reserved for future grants.  Information regarding the number of options outstanding and exercisable at June 30, 2021 is as follows:

	Outstanding	Exercisable
Number of shares	30,091,814	23,273,096
Weighted average remaining life (years)	6.0	5.2
Weighted average exercise price	$62.45	$51.56
Aggregate intrinsic value (in millions)	$1,631	$1,498

The total unrecognized share-based compensation cost at June 30, 2021 amounted to approximately $645 million which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 9 — Debt and Lines of Credit

On June 24, 2020, Abbott completed the issuance of $1.3 billion aggregate principal amount of senior notes, consisting of $650 million of its 1.15% Notes due 2028 and $650 million of its 1.40% Notes due 2030.

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar.  These contracts, with gross notional amounts totaling $8.8 billion at June 30, 2021 and $8.1 billion at December 31, 2020 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of June 30, 2021 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity.  For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies.  For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies.  At June 30, 2021 and December 31, 2020, Abbott held the gross notional amounts of $10.0 billion and $11.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $540 million and $577 million as of June 30, 2021 and December 31, 2020, respectively, as a hedge of the net investment in certain foreign subsidiaries.  The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at June 30, 2021 and December 31, 2020 to manage its exposure to changes in the fair value of fixed-rate debt.  These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt.  Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

The following table summarizes the amounts and location of certain derivative financial instruments as of June 30, 2021 and December 31, 2020:

	Fair Value - Assets			Fair Value - Liabilities
	June 30,	Dec. 31,		June 30,	Dec. 31,
(in millions)	2021	2020	Balance Sheet Caption	2021	2020	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$143	$210	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	98	30	Prepaid expenses and other receivables	151	433	Other accrued liabilities
Others not designated as hedges	43	60	Prepaid expenses and other receivables	67	65	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	540	577	Long-term debt
	$284	$300		$758	$1,075

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and six months ended June 30, 2021 and 2020.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$(88)	$(89)	$46	$138	$(92)	$31	$(115)	$42	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	2	(2)	37	(10)	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	2	27	(67)	195	Interest expense

Losses of $16 million and gains of $67 million were recognized in the three months ended June 30, 2021 and 2020, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  Gains of $33 million and losses of $98 million were recognized in the six months ended June 30, 2021 and 2020, respectively, related to foreign currency forward exchange contracts not designated as a hedge.  These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of June 30, 2021 and December 31, 2020 are shown in the following table.  The carrying values of all other financial instruments approximate their estimated fair values.  The counterparties to financial instruments consist of select major international financial institutions.  Abbott does not expect any losses from non-performance by these counterparties.

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$754	$754	$776	$776
Other	51	51	45	45
Total Long-term Debt	(18,302)	(21,592)	(18,534)	(22,809)
Foreign Currency Forward Exchange Contracts:
Receivable position	141	141	90	90
(Payable) position	(218)	(218)	(498)	(498)
Interest Rate Hedge Contracts:
Receivable position	143	143	210	210

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
June 30, 2021:
Equity securities	$403	$403	$—	$—
Interest rate swap derivative financial instruments	143	—	143	—
Foreign currency forward exchange contracts	141	—	141	—
Total Assets	$687	$403	$284	$—

Fair value of hedged long-term debt	$2,982	$—	$2,982	$—
Foreign currency forward exchange contracts	218	—	218	—
Contingent consideration related to business combinations	67	—	—	67
Total Liabilities	$3,267	$—	$3,200	$67

December 31, 2020:
Equity securities	$386	$386	$—	$—
Interest rate swap derivative financial instruments	210	—	210	—
Foreign currency forward exchange contracts	90	—	90	—
Total Assets	$686	$386	$300	$—

Fair value of hedged long-term debt	$3,049	$—	$3,049	$—
Foreign currency forward exchange contracts	498	—	498	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,615	$—	$3,547	$68

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

June 30, 2021

(Unaudited)

Note 11 — Litigation and Environmental Matters (Continued)

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $255 million to $280 million.  The recorded accrual balance at June 30, 2021 for these proceedings and exposures was approximately $265 million.  This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott.  While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Six Months		Three Months		Six Months
(in millions)	Ended June 30		Ended June 30		Ended June 30		Ended June 30
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost — benefits earned during the period	$96	$81	$196	$166	$14	$11	$28	$23
Interest cost on projected benefit obligations	62	74	124	149	9	9	17	21
Expected return on plan assets	(211)	(191)	(422)	(383)	(7)	(7)	(14)	(14)
Net amortization of:
Actuarial loss, net	78	64	159	127	7	2	14	10
Prior service cost (credit)	1	1	1	1	(7)	(7)	(14)	(14)
Net cost — continuing operations	$26	$29	$58	$60	$16	$8	$31	$26

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations.  International pension plans are funded according to similar regulations.  In the first six months of 2021 and 2020, $80 million and $335 million, respectively, were contributed to defined benefit plans.  Contributions made to post-employment medical and dental plans in the first six months of 2020 were $11 million.  No contributions were made to the post-employment medical and dental plans in the first six months of 2021.

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2021 and 2020, taxes on earnings from continuing operations include approximately $90 million and $67 million, respectively, in excess tax benefits associated with share-based compensation.  In the first six months of 2020, taxes on earnings from continuing operations also include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S.  Earnings from discontinued operations, net of tax, in the first six months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

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

Medical Devices — Worldwide sales of rhythm management, electrophysiology, heart failure, vascular, structural heart, neuromodulation and diabetes care products.  For segment reporting purposes, the Cardiac Rhythm Management, Electrophysiology and Heart Failure, Vascular, Structural Heart, Neuromodulation and Diabetes Care divisions are aggregated and reported as the Medical Devices segment.

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

June 30, 2021

(Unaudited)

Note 14 — Segment Information (Continued)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Six Months		Three Months		Six Months
	Ended June 30		Ended June 30		Ended June 30		Ended June 30
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Established Pharmaceutical Products	$1,180	$1,013	$2,250	$2,057	$220	$206	$389	$387
Nutritional Products	2,108	1,883	4,144	3,787	490	474	957	933
Diagnostic Products	3,247	1,994	7,261	3,820	1,076	522	2,777	927
Medical Devices	3,666	2,423	6,986	5,360	1,208	391	2,215	1,194
Total Reportable Segments	10,201	7,313	20,641	15,024	2,994	1,593	6,338	3,441
Other	22	15	38	30
Net sales	$10,223	$7,328	$20,679	$15,054
Corporate functions and benefit plan costs					(132)	(106)	(246)	(238)
Net interest expense					(123)	(125)	(247)	(246)
Share-based compensation (a)					(132)	(115)	(420)	(348)
Amortization of intangible assets					(504)	(553)	(1,013)	(1,114)
Other, net (b)					(755)	(168)	(1,021)	(336)
Earnings from continuing operations before taxes					$1,348	$526	$3,391	$1,159
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and six months ended June 30, 2021 and 2020 includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. 2021 restructuring charges include $499 million related to Abbott’s restructuring plan for its COVID-19 test manufacturing network. Other, net for the three and six months ended June 30, 2021 also includes costs related to certain litigation. Other, net for the three and six months ended June 30, 2020 also includes impairments of equity investments.

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange

Established Pharmaceutical Products	$1,180	$1,013	16.4%	1.9%	14.5%
Nutritional Products	2,108	1,883	11.9	2.4	9.5
Diagnostic Products	3,247	1,994	62.8	5.6	57.2
Medical Devices	3,666	2,423	51.3	6.2	45.1
Total Reportable Segments	10,201	7,313	39.5	4.5	35.0
Other	22	15	62.5	4.6	57.9
Net Sales	$10,223	$7,328	39.5	4.5	35.0

Total U.S.	$3,581	$2,638	35.8	—	35.8

Total International	$6,642	$4,690	41.6	7.0	34.6

	Net Sales to External Customers
	Six Months	Six Months
	Ended	Ended		Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange

Established Pharmaceutical Products	$2,250	$2,057	9.4%	(0.9)%	10.3%
Nutritional Products	4,144	3,787	9.4	1.4	8.0
Diagnostic Products	7,261	3,820	90.0	5.3	84.7
Medical Devices	6,986	5,360	30.3	5.1	25.2
Total Reportable Segments	20,641	15,024	37.4	3.5	33.9
Other	38	30	34.0	4.1	29.9
Net Sales	$20,679	$15,054	37.4	3.5	33.9

Total U.S.	$7,419	$5,494	35.0	—	35.0

Total International	$13,260	$9,560	38.7	5.4	33.3

Note:    In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 35.0 percent increase in total net sales during the second quarter of 2021, excluding the impact of foreign exchange, reflected demand for Abbott’s tests to detect COVID-19 as well as other growth across Abbott’s reportable segments.  During the second quarter of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $1.3 billion led by combined sales of approximately $1.0 billion related to Abbott’s BinaxNOW®, Panbio®, and ID NOW® rapid-testing platforms.  During the second quarter of 2020, COVID-19 testing related sales totaled approximately $0.6 billion.  Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 33.2 percent.  Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 28.9 percent.  Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the second quarter as the relatively weaker U.S. dollar increased total international sales by 7.0 percent and total sales by 4.5 percent.

The 33.9 percent increase in total net sales during the first six months of 2021, excluding the impact of foreign exchange, reflected demand for Abbott’s tests to detect COVID-19 as well as other growth across Abbott’s reportable segments.  During the first six months of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $3.5 billion led by combined sales of approximately $2.8 billion related to Abbott’s BinaxNOW, Panbio, and ID NOW rapid-testing platforms.  Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 19.5 percent.  During the first six months of 2020, COVID-19 testing related sales totaled approximately $0.6 billion.  Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 16.5 percent.  Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the first six months as the relatively weaker U.S. dollar increased total international sales by 5.4 percent and total sales by 3.5 percent.

Due to the unpredictability of the duration and impact of the current COVID-19 pandemic, the future extent to which the COVID-19 pandemic will have a material effect on Abbott’s business, financial condition or results of operations is uncertain.

The table below provides detail by sales category for the six months ended June 30. Percent changes are versus the prior year and are based on unrounded numbers.

				Impact of	Total Change
	June 30,	June 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$1,736	$1,577	10.1%	(2.3)%	12.4%
Other Emerging Markets	514	480	7.1	3.7	3.4

Nutritionals —
International Pediatric Nutritionals	1,123	1,111	1.1	2.5	(1.4)
U.S. Pediatric Nutritionals	1,036	1,002	3.4	—	3.4
International Adult Nutritionals	1,312	1,056	24.2	2.6	21.6
U.S. Adult Nutritionals	673	618	8.9	—	8.9

Diagnostics —
Core Laboratory	2,488	1,976	25.9	4.5	21.4
Molecular	737	498	48.0	5.3	42.7
Point of Care	266	256	3.7	1.3	2.4
Rapid Diagnostics	3,770	1,090	245.7	7.8	237.9

Medical Devices —
Rhythm Management	1,086	875	24.1	4.4	19.7
Electrophysiology	918	687	33.7	4.4	29.3
Heart Failure	421	361	16.6	2.1	14.5
Vascular	1,332	1,106	20.4	4.7	15.7
Structural Heart	799	541	47.7	5.5	42.2
Neuromodulation	394	283	39.5	2.2	37.3
Diabetes Care	2,036	1,507	35.1	7.5	27.6

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio.  Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 12.4 percent compared to the first six months of 2020 led by growth across several geographies including India, China and Brazil.  Other Emerging Markets, excluding the effect of foreign exchange, increased by 3.4 percent in the first six months of 2021.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 1.4 percent in the first six months of 2021 versus the comparable 2020 period and the decrease reflects lower sales in China, the Middle East and Canada partially offset by higher volumes sold in various countries in Latin America and Europe.  U.S. Pediatric Nutritional sales increased 3.4 percent primarily due to increased demand for Pedialyte®, Abbott’s oral rehydration brand, and Pediasure®.  International Adult Nutritional sales, excluding the effect of foreign exchange, increased 21.6 percent, and U.S. Adult Nutritional sales increased 8.9 percent, reflecting continued growth of the Ensure® and Glucerna® brands in several countries including the U.S.

The 84.7 percent increase in Diagnostic Products sales, excluding the impact of foreign exchange, was driven by demand for Abbott’s portfolio of COVID-19 tests as described above as well as growth in the base Core Laboratory and Molecular businesses.  In Core Laboratory, sales increased 21.4 percent, excluding the effect of foreign exchange, due to the increased volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower sales of Abbott’s laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus.  In March 2021, Abbott received an Emergency Use Authorization (EUA) in the U.S. for its AdviseDX SARS-CoV-2 IgG II test for the semi-quantitative detection of IgG antibodies to COVID-19 on its ARCHITECT® and Alinity® i platforms.  In the first six months of 2021 and 2020, Core Laboratory IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $112 million and $148 million, respectively.  In the first six months of 2021, Core Laboratory sales increased 30.0 percent, excluding COVID-19 testing-related sales, and increased 25.1 percent excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 42.7 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, was driven by demand for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000™ and Alinity® m platforms as well as growth in the base business from the continued roll-out of the Alinity m platform.  In the first six months of 2021 and 2020, Molecular Diagnostics COVID-19 testing-related sales were $480 million and $312 million,respectively.  In March 2021, Abbott received an EUA in the U.S. for its multiplex molecular test on its Alinity m system to detect COVID-19, influenza A, influenza B, and respiratory syncytial virus (RSV) in one test.  In the first six months of 2021, Molecular Diagnostics sales increased 37.8 percent, excluding COVID-19 testing-related sales, and increased 34.0 percent excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 237.9 percent, excluding the effect of foreign exchange, due to the demand for Abbott’s COVID-19 tests on its rapid testing platforms including the Panbio system, the ID NOW platform, and the BinaxNOW COVID-19 Ag Card test.  In the first six months of 2021 and 2020, Rapid Diagnostics COVID-19 testing-related sales were $2.8 billion and $182 million, respectively.  In January 2021, Abbott received CE Mark for two new uses of its Panbio rapid antigen test: asymptomatic testing and self-swabbing under the supervision of a healthcare worker.  On March 31, 2021, Abbott announced that it had received an EUA in the U.S. for its over-the-counter, non-prescription BinaxNOW COVID-19 Ag Self Test for individuals with or without symptoms.  In the first quarter of 2021, Abbott also received EUAs that allow the non-prescription use of the BinaxNOW COVID-19 Ag Card Home Test and the BinaxNOW COVID-19 Ag Card test for professional use for individuals with or without symptoms. In June 2021, Abbott announced that it had received CE Mark in Europe for its over-the-counter Panbio COVID-19 Antigen Self-Test for individuals with or without symptoms.

Excluding the effect of foreign exchange, total Medical Devices sales grew 25.2 percent driven by double-digit growth across all divisions, led by Diabetes Care, Structural Heart and Electrophysiology.  Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S.  FreeStyle Libre and Libre Sense® sales totaled $1.733 billion in the first six months of 2021, which reflected a 36.3 percent increase, excluding the effect of foreign exchange, over the first six months of 2020 when Libre sales totaled $1.197 billion.  Libre Sense, which received CE Mark in Europe in the third quarter of 2020, is Abbott’s glucose sport biosensor specifically designed for athletes.

While procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted early in 2021 by elevated COVID-19 case rates in certain countries, including the U.S., volumes improved over the course of the first six months of 2021 across the various businesses.  The year-over-year increases in the various businesses reflect a recovery from the 2020 levels when the pandemic reduced procedure volumes as well as sales growth from pre-pandemic levels in Structural Heart, Electrophysiology, and Heart Failure, excluding the effect of foreign exchange.  In January 2021, the U.S. Centers for Medicare & Medicaid Services expanded reimbursement coverage eligibility for MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve.  The growth in Structural Heart during the first six months of 2021 was broad-based across several areas of the business, including MitraClip, and TriClip®, the world’s first minimally invasive, clip-based device for repair of a leaky tricuspid heart valve which was launched in Europe in May 2020.  In May 2021, Abbott announced that it had received CE Mark in Europe for Navitor™, its latest-generation transcatheter aortic valve implantation (TAVI) system for patients with severe aortic stenosis who are at high or extreme surgical risk.

The gross profit margin percentage was 46.7 percent for the second quarter of 2021 compared to 47.9 percent for the second quarter of 2020.  The decline in the quarter reflects the impact of the $499 million charge recognized in Cost of products sold in 2021 related to the restructuring plan to align the manufacturing network for COVID-19 diagnostic tests with the change in demand for these tests.  The impact of the $499 million charge on gross profit margin was partially offset by the effects of higher sales volume in various businesses, higher utilization at various manufacturing sites and a decrease in amortization expense in 2021.  The gross profit margin percentage was 49.9 percent for the first six months of 2021 compared to 49.1 percent for the first six months of 2020.  The increase primarily reflects the positive factors that also affected the gross profit margin for the second quarter of 2021, partially offset by the impact of higher restructuring charges in the first six months of 2021.

Research and development expenses increased $90 million, or 15.7 percent, in the second quarter of 2021 and increased $166 million, or 14.5 percent in the first six months of 2021 compared to the prior year.  The increases in R&D expenses in the second quarter and first six months of 2021 were primarily driven by higher spending on various projects to advance products in development.

Selling, general and administrative (SG&A) expenses for the second quarter of 2021 increased $450 million, or 19.8 percent, and increased $685 million, or 14.2 percent for the first six months of 2021, due primarily to higher selling and marketing spending to drive growth across various businesses and charges related to certain litigation.

Restructuring Plans

On May 27, 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals.  Abbott estimates that the total pre-tax cost to implement this restructuring plan will be approximately $500 million to $625 million, including fixed asset write-downs of $80 million to $115 million, inventory-related charges of $250 million to $260 million, and other exit costs of $170 million to $250 million.  Other exit costs include contract cancellation and employee-related costs.  Actions associated with this plan are expected to be substantially complete by the end of 2021.

In the second quarter of 2021, Abbott recorded charges of $499 million under this plan in Cost of products sold.  The charge recognized in the second quarter includes fixed asset write-downs of $80 million, inventory-related charges of $248 million, and other exit costs, which include contract cancellations and employee-related costs of $171 million.  Other exit costs will result in future cash outlays that are expected to be made primarily over the next six months.

Other (Income) Expense, net

Other income, net increased from $22 million of expense in the second quarter of 2020 to $79 million of income in the second quarter of 2021 and from $21 million of expense in the first six months of 2020 to $140 million of income in the first six months of 2021.  The increases were primarily due to the nonrecurrence of equity investment impairments that totaled approximately $60 million in the second quarter of 2020 and $110 million in the first six months of 2020, a gain on the sale of an equity method investment in the second quarter of 2021 and higher income in the second quarter and first six months of 2021 related to the non-service cost components of net pension and post-retirement medical benefit costs.

Interest Expense, net

Interest expense, net was virtually unchanged versus the prior year, decreasing $2 million in the second quarter of 2021 and increasing $1 million in the first six months of 2021 as lower interest rates resulted in a decline in interest income that exceeded the reduction in interest expense.  The effect of higher cash and short-term investment balances on interest income more than offset the net impact of lower interest rates in the second quarter and mostly offset the impact of lower interest rates in the first six months of 2021.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties.  In the first six months of 2021 and 2020, taxes on earnings from continuing operations include approximately $90 million and $67 million, respectively, in excess tax benefits associated with share-based compensation.  In the first six months of 2020, taxes on earnings from continuing operations also include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. Earnings from discontinued operations, net of tax, in the first six months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings.  Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources June 30, 2021 Compared with December 31, 2020

The increase in cash and cash equivalents from $6.8 billion at December 31, 2020 to $8.7 billion at June 30, 2021 primarily reflects the cash generated from operations in the first six months of 2021, partially offset by the payment of dividends, capital expenditures and share repurchases.  Working capital was $10.0 billion at June 30, 2021 and $8.5 billion at December 31, 2020.  The increase in working capital in 2021 primarily reflects the increase in cash and cash equivalents partially offset by an increase in the current portion of long-term debt.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first six months of 2021 totaled $4.8 billion, an increase of $2.7 billion over the prior year primarily due to higher operating earnings, improved working capital management and the timing of pension contributions partially offset by higher cash taxes paid.  Other, net in Net cash from operating activities was a use of $103 million for the first six months of 2021 and a use of $205 million for the first six months of 2020.  The year-over-year change in Other, net in Net cash from operating activities is primarily due to the timing of pension contributions as pension contributions were $80 million in 2021 and $335 million in 2020, the payment timing for various accrued expenses associated with litigation and restructuring actions in 2021, and the $80 million non-cash restructuring charge in 2021 to recognize the write-down of COVID-19 manufacturing-related fixed assets, which was partially offset by the higher cash taxes paid in 2021 of approximately $715 million versus the $285 million paid in 2020.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes.  As of June 30, 2021, $2.15 billion of the $5 billion authorization remains available.

At June 30, 2021, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service.  Abbott expects to maintain an investment grade rating.  Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time.  The 2019 authorization was in addition to the approximately $100 million of the share repurchase program authorized in 2014 that remained unused as of December 31, 2020.  In June 2021, Abbott repurchased 4.5 million of its common shares for $502 million which fully utilized the authorization remaining under the 2014 share repurchase program and a portion of the 2019 authorization.  As of June 30, 2021, $2.595 billion remains available for repurchase under the 2019 share repurchase program.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion.  No shares have been issued under this authorization.

In each of the first two quarters of 2021, Abbott declared a quarterly dividend of $0.45 per share on its common shares, which represents an increase of 25 percent over the $0.36 per share dividend declared in each of the first two quarters of 2020.

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

Private Securities Litigation Reform Act of 1995 — A Caution Concerning Forward-Looking Statements

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Abbott cautions that any forward-looking statements made by Abbott are subject to risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements.  Economic, competitive, governmental, technological and other factors that may affect Abbott’s operations are discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and are incorporated herein by reference.  Abbott undertakes no obligation to release publicly any revisions to forward-looking statements as a result of subsequent events or developments, except as required by law.

PART I.    FINANCIAL INFORMATION

Item 4.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The President and Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Robert E. Funck, Jr., evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. During the quarter ended June 30, 2021, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
April 1, 2021 – April 30, 2021	18,202	(1)	$120.900	0	$3,097,391,913	(2)
May 1, 2021 – May 31, 2021	0	(1)	0	0	3,097,391,913	(2)
June 1, 2021 – June 30, 2021	4,500,000	(1)	111.575	4,500,000	2,595,306,483	(2)
Total	4,518,202	(1)	$111.612	4,500,000	$2,595,306,483	(2)
1.	These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 18,202 in April, 0 in May, and 0 in June; and

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On September 11, 2014, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2014 Plan”). On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time (the “2019 Plan”). The 2019 Plan is in addition to the unused portion of the 2014 Plan. The amount available for repurchase under the remaining portion of the 2014 Plan has been fully utilized as part of the share repurchases in the second quarter of 2021.

Item 6.    Exhibits

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: August 4, 2021