Form 10-Q
period 2021-09-30
ABBOTT LABORATORIES
filed 2021-11-03
CIK 1800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, Abbott Laboratories had 1,768,286,969 common shares without par value outstanding.

Abbott Laboratories

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Earnings

(Unaudited)

(dollars in millions except per share data; shares in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net sales	$10,928	$8,853	$31,607	$23,907

Cost of products sold, excluding amortization of intangible assets	4,423	3,966	13,771	10,510
Amortization of intangible assets	520	510	1,533	1,624
Research and development	672	580	1,980	1,722
Selling, general and administrative	2,767	2,302	8,276	7,126
Total operating cost and expenses	8,382	7,358	25,560	20,982

Operating earnings	2,546	1,495	6,047	2,925

Interest expense	133	137	402	410
Interest (income)	(10)	(10)	(32)	(37)
Net foreign exchange (gain) loss	4	(7)	7	(3)
Other (income) expense, net	(74)	(46)	(214)	(25)
Earnings from continuing operations before taxes	2,493	1,421	5,884	2,580
Tax expense (benefit) on earnings from continuing operations	393	189	802	267
Earnings from continuing operations	2,100	1,232	5,082	2,313

Earnings from discontinued operations, net of tax	—	—	—	20

Net Earnings	$2,100	$1,232	$5,082	$2,333

Basic Earnings Per Common Share —
Continuing operations	$1.18	$0.69	$2.85	$1.30
Discontinued operations	—	—	—	0.01
Net earnings	$1.18	$0.69	$2.85	$1.31

Diluted Earnings Per Common Share —
Continuing operations	$1.17	$0.69	$2.83	$1.29
Discontinued operations	—	—	—	0.01
Net earnings	$1.17	$0.69	$2.83	$1.30

Average Number of Common Shares Outstanding Used for Basic Earnings Per Common Share	1,774,516	1,774,475	1,776,870	1,772,166
Dilutive Common Stock Options	14,483	13,378	14,407	12,381
Average Number of Common Shares Outstanding Plus Dilutive Common Stock Options	1,788,999	1,787,853	1,791,277	1,784,547

Outstanding Common Stock Options Having No Dilutive Effect	2,740	—	2,694	—

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

(dollars in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
Net Earnings	$2,100	$1,232	$5,082	$2,333
Foreign currency translation gain (loss) adjustments	(391)	112	(762)	(677)
Net actuarial gains (losses) and amortization of net actuarial losses and prior service costs and credits, net of taxes of $18 and $54 in 2021 and $14 and $42 in 2020	78	28	211	122
Net gains (losses) for derivative instruments designated as cash flow hedges and other, net of taxes of $50 and $98 in 2021 and $(43) and $(24) in 2020	139	(104)	257	(24)
Other comprehensive income (loss)	(174)	36	(294)	(579)
Comprehensive Income	$1,926	$1,268	$4,788	$1,754

			September 30,	December 31,
			2021	2020
Supplemental Accumulated Other Comprehensive Income (Loss) Information, net of tax:
Cumulative foreign currency translation (loss) adjustments			$(5,621)	$(4,859)
Net actuarial (losses) and prior service (costs) and credits			(3,660)	(3,871)
Cumulative gains (losses) on derivative instruments designated as cash flow hedges and other			41	(216)
Accumulated other comprehensive income (loss)			$(9,240)	$(8,946)

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Balance Sheet

(Unaudited)

(dollars in millions)

	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$9,302	$6,838
Short-term investments	390	310
Trade receivables, less allowances of $507 in 2021 and $460 in 2020	6,405	6,414
Inventories:
Finished products	3,048	3,030
Work in process	710	712
Materials	1,503	1,270
Total inventories	5,261	5,012
Prepaid expenses and other receivables	2,134	1,867
Total Current Assets	23,492	20,441
Investments	812	821
Property and equipment, at cost	19,182	18,793
Less: accumulated depreciation and amortization	10,351	9,764
Net property and equipment	8,831	9,029
Intangible assets, net of amortization	13,312	14,784
Goodwill	23,299	23,744
Deferred income taxes and other assets	4,049	3,729
	$73,795	$72,548

Liabilities and Shareholders’ Investment
Current Liabilities:
Short-term borrowings	$197	$213
Trade accounts payable	4,017	3,946
Salaries, wages and commissions	1,470	1,416
Other accrued liabilities	5,264	5,165
Dividends payable	797	798
Income taxes payable	368	362
Current portion of long-term debt	754	7
Total Current Liabilities	12,867	11,907
Long-term debt	17,446	18,527
Post-employment obligations, deferred income taxes and other long-term liabilities	8,844	9,111
Commitments and Contingencies
Shareholders’ Investment:
Preferred shares, one dollar par value Authorized — 1,000,000 shares, none issued	—	—
Common shares, without par value Authorized — 2,400,000,000 shares Issued at stated capital amount — Shares: 2021: 1,983,103,854; 2020: 1,981,156,896	24,285	24,145
Common shares held in treasury, at cost — Shares: 2021: 214,816,885; 2020: 209,926,622	(10,999)	(10,042)
Earnings employed in the business	30,376	27,627
Accumulated other comprehensive income (loss)	(9,240)	(8,946)
Total Abbott Shareholders’ Investment	34,422	32,784
Noncontrolling Interests in Subsidiaries	216	219
Total Shareholders’ Investment	34,638	33,003
	$73,795	$72,548

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Three Months Ended September 30
	2021	2020
Common Shares:
Balance at June 30
Shares: 2021: 1,982,553,488; 2020: 1,979,594,379	$24,153	$23,893
Issued under incentive stock programs
Shares: 2021: 550,366; 2020: 1,172,844	26	48
Share-based compensation	113	101
Issuance of restricted stock awards	(7)	(5)
Balance at September 30
Shares: 2021: 1,983,103,854; 2020: 1,980,767,223	$24,285	$24,037

Common Shares Held in Treasury:
Balance at June 30
Shares: 2021: 209,736,139; 2020: 209,064,380	$(10,340)	$(9,904)
Issued under incentive stock programs
Shares: 2021: 545,860; 2020: 664,727	26	32
Purchased
Shares: 2021: 5,626,606; 2020: 5,989	(685)	(1)
Balance at September 30
Shares: 2021: 214,816,885; 2020: 208,405,642	$(10,999)	$(9,873)

Earnings Employed in the Business:
Balance at June 30	$29,053	$25,669
Net earnings	2,100	1,232
Cash dividends declared on common shares (per share — 2021: $0.45; 2020: $0.36)	(799)	(641)
Effect of common and treasury share transactions	22	6
Balance at September 30	$30,376	$26,266

Accumulated Other Comprehensive Income (Loss):
Balance at June 30	$(9,066)	$(9,080)
Other comprehensive income (loss)	(174)	36
Balance at September 30	$(9,240)	$(9,044)

Noncontrolling Interests in Subsidiaries:
Balance at June 30	$229	$220
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(13)	(11)
Balance at September 30	$216	$209

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Shareholders’ Investment

(Unaudited)

(in millions except shares and per share data)

	Nine Months Ended September 30
	2021	2020
Common Shares:
Balance at January 1
Shares: 2021: 1,981,156,896; 2020: 1,976,855,085	$24,145	$23,853
Issued under incentive stock programs
Shares: 2021: 1,946,958; 2020: 3,912,138	91	167
Share-based compensation	536	451
Issuance of restricted stock awards	(487)	(434)
Balance at September 30
Shares: 2021: 1,983,103,854; 2020: 1,980,767,223	$24,285	$24,037

Common Shares Held in Treasury:
Balance at January 1
Shares: 2021: 209,926,622; 2020: 214,351,838	$(10,042)	$(10,147)
Issued under incentive stock programs
Shares: 2021: 5,524,291; 2020: 6,211,326	265	295
Purchased
Shares: 2021: 10,414,554; 2020: 265,130	(1,222)	(21)
Balance at September 30
Shares: 2021: 214,816,885; 2020: 208,405,642	$(10,999)	$(9,873)

Earnings Employed in the Business:
Balance at January 1	$27,627	$25,847
Impact of adoption of new accounting standard	—	(5)
Net earnings	5,082	2,333
Cash dividends declared on common shares (per share — 2021: $1.35; 2020: $1.08)	(2,403)	(1,922)
Effect of common and treasury share transactions	70	13
Balance at September 30	$30,376	$26,266

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$(8,946)	$(8,465)
Other comprehensive income (loss)	(294)	(579)
Balance at September 30	$(9,240)	$(9,044)

Noncontrolling Interests in Subsidiaries:
Balance at January 1	$219	$213
Noncontrolling Interests’ share of income, business combinations, net of distributions and share repurchases	(3)	(4)
Balance at September 30	$216	$209

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(dollars in millions)

	Nine Months Ended September 30
	2021	2020
Cash Flow From (Used in) Operating Activities:
Net earnings	$5,082	$2,333
Adjustments to reconcile net earnings to net cash from operating activities —
Depreciation	1,122	837
Amortization of intangible assets	1,533	1,624
Share-based compensation	534	448
Trade receivables	(194)	(343)
Inventories	(471)	(838)
Other, net	(140)	42
Net Cash From Operating Activities	7,466	4,103

Cash Flow From (Used in) Investing Activities:
Acquisitions of property and equipment	(1,271)	(1,498)
Acquisitions of businesses and technologies, net of cash acquired	(187)	(32)
Proceeds from business dispositions	134	48
Sales (purchases) of other investment securities, net	(27)	(15)
Other	14	13
Net Cash (Used in) Investing Activities	(1,337)	(1,484)

Cash Flow From (Used in) Financing Activities:
Net borrowings (repayments) of short-term debt and other	(7)	3
Proceeds from issuance of long-term debt	—	1,280
Repayments of long-term debt	(45)	(1,332)
Purchases of common shares	(1,325)	(242)
Proceeds from stock options exercised	173	229
Dividends paid	(2,404)	(1,919)
Other	—	(11)
Net Cash (Used in) Financing Activities	(3,608)	(1,992)

Effect of exchange rate changes on cash and cash equivalents	(57)	(7)

Net Increase in Cash and Cash Equivalents	2,464	620
Cash and Cash Equivalents, Beginning of Year	6,838	3,860
Cash and Cash Equivalents, End of Period	$9,302	$4,480

The accompanying notes to the condensed consolidated financial statements are an integral part of this statement.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 3 — Revenue (Continued)

The following tables provide detail by sales category:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$936	$936	$—	$799	$799
Other	—	329	329	—	300	300
Total	—	1,265	1,265	—	1,099	1,099
Nutritionals —
Pediatric Nutritionals	586	514	1,100	488	518	1,006
Adult Nutritionals	333	675	1,008	330	588	918
Total	919	1,189	2,108	818	1,106	1,924
Diagnostics —
Core Laboratory	291	1,001	1,292	284	892	1,176
Molecular	162	183	345	220	238	458
Point of Care	100	35	135	96	35	131
Rapid Diagnostics	1,394	746	2,140	533	342	875
Total	1,947	1,965	3,912	1,133	1,507	2,640
Medical Devices —
Rhythm Management	266	305	571	242	265	507
Electrophysiology	192	293	485	192	249	441
Heart Failure	170	59	229	144	46	190
Vascular	219	425	644	230	400	630
Structural Heart	177	215	392	159	194	353
Neuromodulation	149	41	190	170	36	206
Diabetes Care	323	798	1,121	226	617	843
Total	1,496	2,136	3,632	1,363	1,807	3,170

Other	6	5	11	15	5	20

Total	$4,368	$6,560	$10,928	$3,329	$5,524	$8,853

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 3 — Revenue (Continued)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Established Pharmaceutical Products —
Key Emerging Markets	$—	$2,672	$2,672	$—	$2,376	$2,376
Other	—	843	843	—	780	780
Total	—	3,515	3,515	—	3,156	3,156
Nutritionals —
Pediatric Nutritionals	1,622	1,637	3,259	1,490	1,629	3,119
Adult Nutritionals	1,006	1,987	2,993	948	1,644	2,592
Total	2,628	3,624	6,252	2,438	3,273	5,711
Diagnostics —
Core Laboratory	845	2,935	3,780	840	2,312	3,152
Molecular	431	651	1,082	429	527	956
Point of Care	289	112	401	278	109	387
Rapid Diagnostics	3,178	2,732	5,910	1,246	719	1,965
Total	4,743	6,430	11,173	2,793	3,667	6,460
Medical Devices —
Rhythm Management	776	881	1,657	655	727	1,382
Electrophysiology	580	823	1,403	476	652	1,128
Heart Failure	483	167	650	411	140	551
Vascular	684	1,292	1,976	628	1,108	1,736
Structural Heart	537	654	1,191	386	508	894
Neuromodulation	460	124	584	392	97	489
Diabetes Care	865	2,292	3,157	614	1,736	2,350
Total	4,385	6,233	10,618	3,562	4,968	8,530

Other	31	18	49	30	20	50

Total	$11,787	$19,820	$31,607	$8,823	$15,084	$23,907

Remaining Performance Obligations

As of September 30, 2021, the estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) was approximately $3.9 billion in the Diagnostics segment and approximately $445 million in the Medical Devices segment. Abbott expects to recognize revenue on approximately 60 percent of these remaining performance obligations over the next 24 months, approximately 16 percent over the subsequent 12 months and the remainder thereafter.

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

September 30, 2021

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

Changes in the contract liabilities during the period are as follows:

(in millions)
Contract Liabilities:
Balance at December 31, 2020	$405
Unearned revenue from cash received during the period	416
Revenue recognized related to contract liability balance	(409)
Balance at September 30, 2021	$412

Note 4 — Supplemental Financial Information

Shares of unvested restricted stock that contain non-forfeitable rights to dividends are treated as participating securities and are included in the computation of earnings per share under the two-class method. Under the two-class method, net earnings are allocated between common shares and participating securities. Earnings from Continuing Operations allocated to common shares for the three months ended September 30, 2021 and 2020 were $2.092 billion and $1.226 billion, respectively, and for the nine months ended September 30, 2021 and 2020 were $5.061 billion and $2.302 billion, respectively. Net earnings allocated to common shares for the three months ended September 30, 2021 and 2020 were $2.092 billion and $1.226 billion, respectively, and for the nine months ended September 30, 2021 and 2020 were $5.061 billion and $2.322 billion, respectively.

Earnings from discontinued operations, net of tax, in the first nine months of 2020 include the recognition of $20 million of tax benefits as a result of the resolution of various tax positions related to the previous sale of a business that was reported as a discontinued operation.

Other, net in Net cash from operating activities in the Condensed Consolidated Statement of Cash Flows for the first nine months of 2021 includes $366 million of pension contributions and the payment of cash taxes of approximately $990 million. The first nine months of 2020 includes $350 million of pension contributions and the payment of cash taxes of approximately $700 million.

The following summarizes the activity for the first nine months of 2021 related to the allowance for doubtful accounts as of September 30, 2021:

(in millions)
Allowance for Doubtful Accounts:
Balance at December 31, 2020	$288
Provisions/charges to income	41
Amounts charged off and other deductions	(18)
Balance at September 30, 2021	$311

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

The components of long-term investments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
(in millions)	2021	2020
Long-term Investments:
Equity securities	$758	$776
Other	54	45
Total	$812	$821

The decrease in Abbott’s long-term investments as of September 30, 2021 versus the balance as of December 31, 2020 primarily relates to the sale of an equity method investment.

Abbott’s equity securities as of September 30, 2021, include $382 million of investments in mutual funds that are held in a rabbi trust and were acquired as part of the St. Jude Medical, Inc. (St. Jude Medical) business acquisition. These investments, which are specifically designated as available for the purpose of paying benefits under a deferred compensation plan, are not available for general corporate purposes and are subject to creditor claims in the event of insolvency.

Abbott also holds certain investments as of September 30, 2021 with a carrying value of $269 million that are accounted for under the equity method of accounting and other equity investments with a carrying value of approximately $91 million that do not have a readily determinable fair value. An approximately $60 million impairment of an investment was recorded in the second quarter of 2020 for which Abbott had previously recorded an unrealized gain of approximately $50 million in 2018.

In September 2021, Abbott acquired 100 percent of Walk Vascular, LLC (Walk Vascular), a commercial-stage medical device company with a minimally invasive thrombectomy system designed to remove peripheral blood clots. Walk Vascular’s peripheral thrombectomy system will be incorporated into Abbott’s existing endovascular portfolio. The purchase price, the allocation of acquired assets and liabilities, and the revenue and net income contributed by Walk Vascular since the date of acquisition are not material to Abbott’s condensed consolidated financial statements.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 5 — Changes in Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss), net of income taxes, are as follows:

	Three Months Ended September 30
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2021	2020	2021	2020	2021	2020
Balance at June 30	$(5,230)	$(5,713)	$(3,738)	$(3,446)	$(98)	$79
Other comprehensive income (loss) before reclassifications	(391)	112	16	(21)	70	(74)
Amounts reclassified from accumulated other comprehensive income	—	—	62	49	69	(30)
Net current period comprehensive income (loss)	(391)	112	78	28	139	(104)
Balance at September 30	$(5,621)	$(5,601)	$(3,660)	$(3,418)	$41	$(25)

	Nine Months Ended September 30
					Cumulative Gains (Losses)
	Cumulative Foreign		Net Actuarial (Losses) and		on Derivative Instruments
	Currency Translation		Prior Service (Costs) and		Designated as Cash Flow
	Adjustments		Credits		Hedges
(in millions)	2021	2020	2021	2020	2021	2020
Balance at January 1	$(4,859)	$(4,924)	$(3,871)	$(3,540)	$(216)	$(1)
Other comprehensive income (loss) before reclassifications	(762)	(677)	26	(23)	138	35
Amounts reclassified from accumulated other comprehensive income	—	—	185	145	119	(59)
Net current period comprehensive income (loss)	(762)	(677)	211	122	257	(24)
Balance at September 30	$(5,621)	$(5,601)	$(3,660)	$(3,418)	$41	$(25)

Reclassified amounts for cash flow hedges are recorded as Cost of products sold. Net actuarial losses and prior service cost are included as a component of net periodic benefit costs; see Note 12 for additional details.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 6 — Goodwill and Intangible Assets

The total amount of goodwill reported was $23.3 billion at September 30, 2021 and $23.7 billion at December 31, 2020. Foreign currency translation adjustments decreased goodwill by approximately $444 million in the first nine months of 2021. The amount of goodwill related to reportable segments at September 30, 2021 was $2.9 billion for the Established Pharmaceutical Products segment, $286 million for the Nutritional Products segment, $3.8 billion for the Diagnostic Products segment, and $16.4 billion for the Medical Devices segment. There was no reduction of goodwill relating to impairments in the first nine months of 2021.

Indefinite-lived intangible assets, which relate to in-process R&D (IPR&D) acquired in a business combination, were approximately $929 million as of September 30, 2021 and $1.2 billion at December 31, 2020. The decrease is due to IPR&D assets primarily related to the Medical Devices segment that became amortizable in 2021, partially offset by an increase of approximately $90 million related to a recent acquisition.

The gross amount of amortizable intangible assets, primarily product rights and technology was $27.8 billion as of September 30, 2021 and December 31, 2020, and accumulated amortization was $15.4 billion as of September 30, 2021 and $14.2 billion as of December 31, 2020. Amortizable intangible assets increased by approximately $130 million as a result of a recent acquisition and the additional assets are being amortized over 9 years. Foreign currency translation adjustments decreased intangible assets by $152 million in the first nine months of 2021. In the first nine months of 2021, asset impairments related to the Established Pharmaceutical Products segment decreased intangible assets by $13 million. The impairments were recorded in the Cost of products sold, excluding amortization of intangible assets line of Abbott’s Condensed Consolidated Statement of Earnings. Abbott’s estimated annual amortization expense for intangible assets is approximately $2.0 billion in 2021, $2.1 billion in 2022, $2.0 billion in 2023, $1.9 billion in 2024 and $1.8 billion in 2025.

Note 7 — Restructuring Plans

On May 27, 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in the second quarter in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals. In the second quarter of 2021, Abbott recorded charges of $499 million under this plan in Cost of products sold. The charge recognized in the second quarter included fixed asset write-downs of $80 million, inventory-related charges of $248 million, and other exit costs, which included contract cancellations and employee-related costs of $171 million.

In the third quarter of 2021, as the Delta variant of COVID-19 spread and the number of new COVID-19 cases increased significantly particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the third quarter Abbott sold approximately $120 million of inventory that was previously estimated to have no net realizable value under the second quarter restructuring action. In addition, the estimate of other exit costs was reduced by a net $19 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter or Abbott settled with the counterparty in the third quarter.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 7 — Restructuring Plans (Continued)

The following summarizes the activity for the first nine months of 2021 related to this restructuring action and the status of the related accruals as of September 30, 2021:

	Inventory-
	Related	Fixed Asset	Other Exit
(in millions)	Charges	Write-Downs	Costs	Total
Restructuring charges recorded in 2021	$248	$80	$152	$480
Payments	—	—	(54)	(54)
Other non-cash	(248)	(80)	—	(328)
Accrued balance at September 30, 2021	$—	$—	$98	$98

From 2017 to 2021, Abbott management approved restructuring plans as part of the integration of the acquisitions of St. Jude Medical into the Medical Devices segment, and Alere Inc. (Alere) into the Diagnostic Products segment, in order to leverage economies of scale and reduce costs. As of December 31, 2020, the accrued balance associated with these actions was $25 million. In the first nine months of 2021, charges of $5 million were recognized, of which $1 million is recorded in Cost of products sold and $4 million as Selling, general and administrative expense. As of September 30, 2021, the accrued liabilities remaining in the Condensed Consolidated Balance Sheet related to these actions total $10 million and primarily represent severance obligations.

From 2017 to 2021, Abbott management approved plans to streamline operations in order to reduce costs and improve efficiencies in various Abbott businesses including the nutritional, established pharmaceuticals and vascular businesses. In the first nine months of 2021, charges of $17 million were recognized, of which $1 million is recorded in Cost of products sold and $16 million as Selling, general and administrative expense. The following summarizes the activity for the first nine months of 2021 related to these restructuring actions and the status of the related accrual as of September 30, 2021:

(in millions)
Accrued balance at December 31, 2020	$70
Restructuring charges recorded in 2021	17
Payments and other adjustments	(30)
Accrued balance at September 30, 2021	$57

Note 8 — Incentive Stock Programs

In the first nine months of 2021, Abbott granted 2,865,115 stock options, 497,373 restricted stock awards and 4,670,845 restricted stock units under its incentive stock program. At September 30, 2021, approximately 101 million shares were reserved for future grants. Information regarding the number of options outstanding and exercisable at September 30, 2021 is as follows:

	Outstanding	Exercisable
Number of shares	29,594,797	22,674,416
Weighted average remaining life (years)	5.8	4.9
Weighted average exercise price	$63.08	$51.79
Aggregate intrinsic value (in millions)	$1,645	$1,504

The total unrecognized share-based compensation cost at September 30, 2021 amounted to approximately $552 million which is expected to be recognized over the next three years.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

Note 10 — Financial Instruments, Derivatives and Fair Value Measures

Certain Abbott foreign subsidiaries enter into foreign currency forward exchange contracts to manage exposures to changes in foreign exchange rates primarily for anticipated intercompany purchases by those subsidiaries whose functional currencies are not the U.S. dollar. These contracts, with gross notional amounts totaling $8.7 billion at September 30, 2021 and $8.1 billion at December 31, 2020 are designated as cash flow hedges of the variability of the cash flows due to changes in foreign exchange rates and are recorded at fair value. Accumulated gains and losses as of September 30, 2021 will be included in Cost of products sold at the time the products are sold, generally through the next twelve to eighteen months.

Abbott enters into foreign currency forward exchange contracts to manage currency exposures for foreign currency denominated third-party trade payables and receivables, and for intercompany loans and trade accounts payable where the receivable or payable is denominated in a currency other than the functional currency of the entity. For intercompany loans, the contracts require Abbott to sell or buy foreign currencies, primarily European currencies, in exchange for primarily U.S. dollars and other European currencies. For intercompany and trade payables and receivables, the currency exposures are primarily the U.S. dollar and European currencies. At September 30, 2021 and December 31, 2020, Abbott held the gross notional amounts of $11.4 billion and $11.0 billion, respectively, of such foreign currency forward exchange contracts.

Abbott has designated a yen-denominated, 5-year term loan of approximately $536 million and $577 million as of September 30, 2021 and December 31, 2020, respectively, as a hedge of the net investment in certain foreign subsidiaries. The change in the value of the debt, which is due to changes in foreign exchange rates, is recorded in Accumulated other comprehensive income (loss), net of tax.

Abbott is a party to interest rate hedge contracts totaling approximately $2.9 billion at September 30, 2021 and December 31, 2020 to manage its exposure to changes in the fair value of fixed-rate debt. These contracts are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The effect of the hedge is to change a fixed-rate interest obligation to a variable rate for that portion of the debt. Abbott records the contracts at fair value and adjusts the carrying amount of the fixed-rate debt by an offsetting amount.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the amounts and location of certain derivative financial instruments as of September 30, 2021 and December 31, 2020:

	Fair Value - Assets			Fair Value - Liabilities
	Sept. 30,	Dec. 31,		Sept. 30,	Dec. 31,
(in millions)	2021	2020	Balance Sheet Caption	2021	2020	Balance Sheet Caption
Interest rate swaps designated as fair value hedges	$129	$210	Deferred income taxes and other assets	$—	$—	Post-employment obligations, deferred income taxes and other long-term liabilities
Foreign currency forward exchange contracts:
Hedging instruments	193	30	Prepaid expenses and other receivables	69	433	Other accrued liabilities
Others not designated as hedges	45	60	Prepaid expenses and other receivables	68	65	Other accrued liabilities
Debt designated as a hedge of net investment in a foreign subsidiary	—	—	n/a	536	577	Long-term debt
	$367	$300		$673	$1,075

The following table summarizes the activity for foreign currency forward exchange contracts designated as cash flow hedges and certain other derivative financial instruments, as well as the amounts and location of income (expense) and gain (loss) reclassified into income for the three and nine months ended September 30, 2021 and 2020.

	Gain (loss) Recognized in Other				Income (expense) and Gain (loss)
	Comprehensive Income (loss)				Reclassified into Income
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020	Income Statement Caption
Foreign currency forward exchange contracts designated as cash flow hedges	$96	$(103)	$142	$35	$(92)	$48	$(207)	$90	Cost of products sold
Debt designated as a hedge of net investment in a foreign subsidiary	4	(10)	41	(20)	—	—	—	—	n/a
Interest rate swaps designated as fair value hedges	n/a	n/a	n/a	n/a	(14)	(11)	(81)	184	Interest expense

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

Losses of $18 million and $100 million were recognized in the three months ended September 30, 2021 and 2020, respectively, related to foreign currency forward exchange contracts not designated as a hedge. Gains of $15 million and losses of $198 million were recognized in the nine months ended September 30, 2021 and 2020, respectively, related to foreign currency forward exchange contracts not designated as a hedge. These amounts are reported in the Condensed Consolidated Statement of Earnings on the Net foreign exchange (gain) loss line.

The carrying values and fair values of certain financial instruments as of September 30, 2021 and December 31, 2020 are shown in the following table. The carrying values of all other financial instruments approximate their estimated fair values. The counterparties to financial instruments consist of select major international financial institutions. Abbott does not expect any losses from non-performance by these counterparties.

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value	Value	Value	Value
Long-term Investment Securities:
Equity securities	$758	$758	$776	$776
Other	54	54	45	45
Total Long-term Debt	(18,200)	(21,330)	(18,534)	(22,809)
Foreign Currency Forward Exchange Contracts:
Receivable position	238	238	90	90
(Payable) position	(137)	(137)	(498)	(498)
Interest Rate Hedge Contracts:
Receivable position	129	129	210	210

The fair value of the debt was determined based on significant other observable inputs, including current interest rates.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 10 — Financial Instruments, Derivatives and Fair Value Measures (Continued)

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Basis of Fair Value Measurement
		Quoted	Significant
		Prices in	Other	Significant
	Outstanding	Active	Observable	Unobservable
(in millions)	Balances	Markets	Inputs	Inputs
September 30, 2021:
Equity securities	$398	$398	$—	$—
Interest rate swap derivative financial instruments	129	—	129	—
Foreign currency forward exchange contracts	238	—	238	—
Total Assets	$765	$398	$367	$—

Fair value of hedged long-term debt	$2,967	$—	$2,967	$—
Foreign currency forward exchange contracts	137	—	137	—
Contingent consideration related to business combinations	129	—	—	129
Total Liabilities	$3,233	$—	$3,104	$129

December 31, 2020:
Equity securities	$386	$386	$—	$—
Interest rate swap derivative financial instruments	210	—	210	—
Foreign currency forward exchange contracts	90	—	90	—
Total Assets	$686	$386	$300	$—

Fair value of hedged long-term debt	$3,049	$—	$3,049	$—
Foreign currency forward exchange contracts	498	—	498	—
Contingent consideration related to business combinations	68	—	—	68
Total Liabilities	$3,615	$—	$3,547	$68

The fair value of foreign currency forward exchange contracts is determined using a market approach, which utilizes values for comparable derivative instruments. The fair value of debt was determined based on the face value of the debt adjusted for the fair value of the interest rate swaps, which is based on a discounted cash flow analysis using significant other observable inputs.

The increase in contingent consideration during the year was a result of a recent acquisition. The fair value of the contingent consideration was determined based on independent appraisals at the time of acquisition, adjusted for the time value of money and other changes in fair value.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

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

Abbott is involved in various claims and legal proceedings, and Abbott estimates the range of possible loss for its legal proceedings and environmental exposures to be from approximately $25 million to $45 million. The recorded accrual balance at September 30, 2021 for these proceedings and exposures was approximately $35 million. This accrual represents management’s best estimate of probable loss, as defined by FASB ASC No. 450, “Contingencies.” Within the next year, legal proceedings may occur that may result in a change in the estimated loss accrued by Abbott. While it is not feasible to predict the outcome of all such proceedings and exposures with certainty, management believes that their ultimate disposition should not have a material adverse effect on Abbott’s financial position, cash flows, or results of operations.

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

	Defined Benefit Plans				Medical and Dental Plans
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Service cost - benefits earned during the period	$98	$85	$294	$251	$14	$12	$42	$35
Interest cost on projected benefit obligations	62	75	186	224	8	11	25	32
Expected return on plan assets	(211)	(193)	(633)	(576)	(6)	(7)	(20)	(21)
Net amortization of:
Actuarial loss, net	79	64	238	191	7	5	21	15
Prior service cost (credit)	—	—	1	1	(7)	(7)	(21)	(21)
Net cost - continuing operations	$28	$31	$86	$91	$16	$14	$47	$40

Abbott funds its domestic defined benefit plans according to Internal Revenue Service funding limitations. International pension plans are funded according to similar regulations. In the first nine months of 2021 and 2020, $366 million and $350 million, respectively, were contributed to defined benefit plans and $26 million and $11 million, respectively, were contributed to the post-employment medical and dental plans.

Abbott Laboratories and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2021

(Unaudited)

Note 13 — Taxes on Earnings

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2021 and 2020, taxes on earnings from continuing operations include approximately $97 million and $87 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2020, taxes on earnings from continuing operations also include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. Earnings from discontinued operations, net of tax, in the first nine months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

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

September 30, 2021

(Unaudited)

Note 14 — Segment Information (Continued)

The following segment information has been prepared in accordance with the internal accounting policies of Abbott, as described above, and is not presented in accordance with generally accepted accounting principles applied to the consolidated financial statements.

	Net Sales to External Customers				Operating Earnings
	Three Months		Nine Months		Three Months		Nine Months
	Ended Sept. 30		Ended Sept. 30		Ended Sept. 30		Ended Sept. 30
(in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Established Pharmaceutical Products	$1,265	$1,099	$3,515	$3,156	$293	$201	$682	$588
Nutritional Products	2,108	1,924	6,252	5,711	431	394	1,388	1,327
Diagnostic Products	3,912	2,640	11,173	6,460	1,652	875	4,429	1,802
Medical Devices	3,632	3,170	10,618	8,530	1,160	928	3,375	2,122
Total Reportable Segments	10,917	8,833	31,558	23,857	3,536	2,398	9,874	5,839
Other	11	20	49	50
Net sales	$10,928	$8,853	$31,607	$23,907
Corporate functions and benefit plan costs					(204)	(129)	(450)	(367)
Net interest expense					(123)	(127)	(370)	(373)
Share-based compensation (a)					(114)	(100)	(534)	(448)
Amortization of intangible assets					(520)	(510)	(1,533)	(1,624)
Other, net (b)					(82)	(111)	(1,103)	(447)
Earnings from continuing operations before taxes					$2,493	$1,421	$5,884	$2,580
(a)	Approximately 50 percent of the annual net cost of share-based awards will typically be recognized in the first quarter due to the timing of the granting of share-based awards.
(b)	Other, net for the three and nine months ended September 30, 2021 and 2020 includes integration costs associated with the acquisition of St. Jude Medical and Alere, and restructuring charges. 2021 restructuring charges include Abbott’s restructuring plan for its COVID-19 test manufacturing network. Other, net for the nine months ended September 30, 2021 also includes costs related to certain litigation. Other, net for the three and nine months ended September 30, 2020 also includes costs related to asset impairments, partially offset by income from the settlement of litigation.

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

	Net Sales to External Customers
	Three Months	Three Months
	Ended	Ended		Impact of	Total Change
	Sept. 30,	Sept. 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange
Established Pharmaceutical Products	$1,265	$1,099	15.1%	(0.2)%	15.3%
Nutritional Products	2,108	1,924	9.6	0.7	8.9
Diagnostic Products	3,912	2,640	48.2	1.4	46.8
Medical Devices	3,632	3,170	14.6	1.5	13.1
Total Reportable Segments	10,917	8,833	23.6	1.1	22.5
Other	11	20	(51.4)	0.9	(52.3)
Net Sales	$10,928	$8,853	23.4	1.0	22.4

Total U.S.	$4,368	$3,329	31.2	—	31.2

Total International	$6,560	$5,524	18.7	1.7	17.0

	Net Sales to External Customers
	Nine Months	Nine Months
	Ended	Ended		Impact of	Total Change
	Sept. 30,	Sept. 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange
Established Pharmaceutical Products	$3,515	$3,156	11.4%	(0.6)%	12.0%
Nutritional Products	6,252	5,711	9.5	1.2	8.3
Diagnostic Products	11,173	6,460	73.0	3.8	69.2
Medical Devices	10,618	8,530	24.5	3.8	20.7
Total Reportable Segments	31,558	23,857	32.3	2.6	29.7
Other	49	50	(1.3)	2.8	(4.1)
Net Sales	$31,607	$23,907	32.2	2.6	29.6

Total U.S.	$11,787	$8,823	33.6	—	33.6

Total International	$19,820	$15,084	31.4	4.1	27.3

Note: In order to compute results excluding the impact of exchange rates, current year U.S. dollar sales are multiplied or divided, as appropriate, by the current year average foreign exchange rates and then those amounts are multiplied or divided, as appropriate, by the prior year average foreign exchange rates.

The 22.4 percent increase in total net sales during the third quarter of 2021, excluding the impact of foreign exchange, reflected demand for Abbott’s tests to detect COVID-19 as well as other growth across Abbott’s reportable segments. During the third quarter of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $1.9 billion led by combined sales of approximately $1.6 billion related to Abbott’s BinaxNOW®, Panbio®, and ID NOW® rapid testing platforms. During the third quarter of 2020, COVID-19 testing-related sales totaled approximately $0.9 billion. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 13.2 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 12.1 percent. Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the third quarter as the relatively weaker U.S. dollar increased total international sales by 1.7 percent and total sales by 1.0 percent.

The 29.6 percent increase in total net sales during the first nine months of 2021, excluding the impact of foreign exchange, reflected demand for Abbott’s tests to detect COVID-19 as well as other growth across Abbott’s reportable segments. During the first nine months of 2021, Abbott’s COVID-19 testing-related sales totaled approximately $5.4 billion led by combined sales of approximately $4.5 billion related to Abbott’s BinaxNOW, Panbio, and ID NOW rapid testing platforms. During the first nine months of 2020, COVID-19 testing-related sales totaled approximately $1.5 billion. Excluding the impact of COVID-19 testing-related sales, Abbott’s total net sales increased 17.3 percent. Excluding the impacts of COVID-19 testing-related sales and foreign exchange, Abbott’s total net sales increased 14.9 percent. Abbott’s net sales were favorably impacted by changes in foreign exchange rates in the first nine months as the relatively weaker U.S. dollar increased total international sales by 4.1 percent and total sales by 2.6 percent.

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

				Impact of	Total Change
	Sept. 30,	Sept. 30,	Total	Foreign	Excl. Foreign
(in millions)	2021	2020	Change	Exchange	Exchange
Established Pharmaceutical Products —
Key Emerging Markets	$2,672	$2,376	12.4%	(1.8)%	14.2%
Other Emerging Markets	843	780	8.1	2.7	5.4

Nutritionals —
International Pediatric Nutritionals	1,637	1,629	0.5	2.2	(1.7)
U.S. Pediatric Nutritionals	1,622	1,490	8.9	—	8.9
International Adult Nutritionals	1,987	1,644	20.9	2.0	18.9
U.S. Adult Nutritionals	1,006	948	6.0	—	6.0

Diagnostics —
Core Laboratory	3,780	3,152	19.9	3.5	16.4
Molecular	1,082	956	13.2	3.3	9.9
Point of Care	401	387	3.6	1.0	2.6
Rapid Diagnostics	5,910	1,965	200.7	4.9	195.8

Medical Devices —
Rhythm Management	1,657	1,382	19.9	3.3	16.6
Electrophysiology	1,403	1,128	24.4	3.1	21.3
Heart Failure	650	551	17.8	1.6	16.2
Vascular	1,976	1,736	13.9	3.5	10.4
Structural Heart	1,191	894	33.2	3.7	29.5
Neuromodulation	584	489	19.6	1.5	18.1
Diabetes Care	3,157	2,350	34.3	5.6	28.7

Key Emerging Markets for the Established Pharmaceutical Products business include India, Russia, Brazil and China, along with several other markets that represent the most attractive long-term growth opportunities for Abbott’s branded generics product portfolio. Excluding the unfavorable effect of foreign exchange, sales in the Key Emerging Markets increased 14.2 percent compared to the first nine months of 2020 led by growth across several geographies, including India, China and Brazil. Other Emerging Markets, excluding the effect of foreign exchange, increased by 5.4 percent in the first nine months of 2021.

International Pediatric Nutritional sales, excluding the effect of foreign exchange, decreased 1.7 percent in the first nine months of 2021 versus the comparable 2020 period and the decrease reflects lower sales in China, the Middle East and Canada partially offset by higher volumes sold in various countries in Latin America and Europe. U.S. Pediatric Nutritional sales increased 8.9 percent primarily due to increased demand for Pedialyte®, Abbott’s oral rehydration brand, and Similac®, Abbott’s infant brand. International Adult Nutritional sales, excluding the effect of foreign exchange, increased 18.9 percent, and U.S. Adult Nutritional sales increased 6.0 percent, reflecting continued growth of the Ensure® and Glucerna® brands in several countries including the U.S.

The 69.2 percent increase in Diagnostic Products sales, excluding the impact of foreign exchange, was driven by demand for Abbott’s portfolio of COVID-19 tests as described above as well as growth in the base Core Laboratory and Molecular businesses. In Core Laboratory, sales increased 16.4 percent, excluding the effect of foreign exchange, due to the increased volume of routine diagnostic testing performed in hospitals and other laboratories, partially offset by lower sales of Abbott’s laboratory-based tests for the detection of the IgG and IgM antibodies, which determine if someone was previously infected with the COVID-19 virus. In March 2021, Abbott received an Emergency Use Authorization (EUA) in the U.S. for its AdviseDX SARS-CoV-2 IgG II test for the semi-quantitative detection of IgG antibodies to COVID-19 on its ARCHITECT® and Alinity® i platforms. In the first nine months of 2021 and 2020, Core Laboratory IgG and IgM antibody testing-related sales on Abbott’s ARCHITECT and Alinity i platforms were $159 million and $212 million, respectively. In the first nine months of 2021, Core Laboratory sales increased 23.1 percent, excluding COVID-19 testing-related sales, and increased 19.3 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

The 9.9 percent increase in Molecular Diagnostics sales, excluding the effect of foreign exchange, was driven by growth in the base business from the continued roll-out of the Alinity® m platform as well as higher demand in the first half of 2021 for Abbott’s laboratory-based molecular tests for COVID-19 on its m2000® and Alinity m platforms. In the first nine months of 2021 and 2020, Molecular Diagnostics COVID-19 testing-related sales were $699 million and $664 million, respectively. In March 2021, Abbott received an EUA in the U.S. for its multiplex molecular test on its Alinity m system to detect COVID-19, influenza A, influenza B, and respiratory syncytial virus (RSV) in one test. In the first nine months of 2021, Molecular Diagnostics sales increased 31.3 percent, excluding COVID-19 testing-related sales, and increased 28.1 percent, excluding the impact of foreign exchange and COVID-19 testing-related sales.

In Rapid Diagnostics, sales increased 195.8 percent, excluding the effect of foreign exchange, due to the demand for Abbott’s COVID-19 tests on its rapid testing platforms, including the Panbio system, the ID NOW platform, and the BinaxNOW COVID-19 Ag Card test. In the first nine months of 2021 and 2020, Rapid Diagnostics COVID-19 testing-related sales were $4.5 billion and $0.65 billion, respectively. In January 2021, Abbott received CE Mark for two new uses of its Panbio rapid antigen test: asymptomatic testing and self-swabbing under the supervision of a healthcare worker. On March 31, 2021, Abbott announced that it had received an EUA in the U.S. for its over-the-counter, non-prescription BinaxNOW COVID-19 Ag Self Test for individuals with or without symptoms. In the first quarter of 2021, Abbott also received EUAs that allow the non-prescription use of the BinaxNOW COVID-19 Ag Card Home Test and the BinaxNOW COVID-19 Ag Card test for professional use for individuals with or without symptoms. In June 2021, Abbott announced that it had received CE Mark in Europe for its over-the-counter Panbio COVID-19 Antigen Self-Test for individuals with or without symptoms.

Excluding the effect of foreign exchange, total Medical Devices sales grew 20.7 percent driven by double-digit growth across all divisions, led by Diabetes Care, Structural Heart and Electrophysiology. Growth in Diabetes Care sales was driven by continued growth of FreeStyle Libre®, Abbott’s continuous glucose monitoring system, internationally and in the U.S. FreeStyle Libre and Libre Sense™ sales totaled $2.7 billion in the first nine months of 2021, which reflected a 37.2 percent increase, excluding the effect of foreign exchange, over the first nine months of 2020 when Libre sales totaled $1.9 billion. Libre Sense, which received CE Mark in Europe in the third quarter of 2020, is Abbott’s glucose sport biosensor specifically designed for athletes.

While procedure volumes across Abbott’s cardiovascular and neuromodulation businesses were negatively impacted early in 2021 by elevated COVID-19 case rates in certain countries, including the U.S., overall volumes improved over the course of the first nine months of 2021 across various businesses. The year-over-year increases in the various businesses reflect a recovery from the 2020 levels when the pandemic reduced procedure volumes as well as sales growth from pre-pandemic levels in Structural Heart, Electrophysiology, and Heart Failure, excluding the effect of foreign exchange. In January 2021, the U.S. Centers for Medicare & Medicaid Services expanded reimbursement coverage eligibility for MitraClip®, Abbott’s market-leading device for the minimally invasive treatment of mitral regurgitation (MR), a leaky heart valve. The growth in Structural Heart during the first nine months of 2021 was broad-based across several areas of the business, including MitraClip and TriClip®, the world’s first minimally invasive, clip-based device for repair of a leaky tricuspid heart valve which was launched in Europe in May 2020.

In the first nine months of 2021, various product approvals in the Medical Devices segment included:

●	In May 2021, CE Mark in Europe for Navitor™, Abbott’s latest-generation transcatheter aortic valve implantation (TAVI) system for patients with severe aortic stenosis who are at high or extreme surgical risk,
●	In August 2021, U.S. Food and Drug Administration (FDA) approval of the Amplatzer® Amulet® Left Atrial Appendage Occluder, which offers immediate closure of the left atrial appendage, an area in the heart where blood clots can form,
●	In September 2021, FDA approval of the Portico® with FlexNav® TAVI system to treat people with symptomatic, severe aortic stenosis who are at high or extreme risk for open heart surgery, and
●	In September 2021, FDA approval of the Amplatzer™ Talisman™ PFO Occlusion System to treat people with a patent foramen ovale – a small opening between the upper chambers of the heart – who are at risk of recurrent ischemic stroke.

The gross profit margin percentage was 54.8 percent for the third quarter of 2021 compared to 49.4 percent for the third quarter of 2020. The increase in the quarter reflects the effects of higher sales volume in various businesses, higher utilization at various manufacturing sites, a change in estimate to the restructuring actions recognized in the second quarter related to Abbott’s manufacturing network for COVID-19 diagnostic tests and the nonrecurrence of the 2020 impairment of an intangible asset. The gross profit margin percentage was 51.6 percent for the first nine months of 2021 compared to 49.2 percent for the first nine months of 2020. The increase primarily reflects the effects of higher sales volume, higher manufacturing utilization, and the nonrecurrence of the 2020 intangible asset impairment, partially offset by the impact of higher restructuring charges in the first nine months of 2021.

Research and development expenses increased $92 million, or 16.1 percent, in the third quarter of 2021 and increased $258 million, or 15.0 percent, in the first nine months of 2021 compared to the prior year. The increases in R&D expenses in the third quarter and first nine months of 2021 were primarily driven by higher spending on various projects to advance products in development.

Selling, general and administrative (SG&A) expenses for the third quarter of 2021 increased $465 million, or 20.2 percent, and increased $1.15 billion, or 16.1 percent, for the first nine months of 2021, due primarily to higher selling and marketing spending to drive growth across various businesses and the nonrecurrence of $100 million of income in 2020 from a litigation settlement. The increase in the first nine months of 2021 also includes charges related to certain litigation.

Restructuring Plans

On May 27, 2021, Abbott management approved a restructuring plan related to its Diagnostic Products segment to align its manufacturing network for COVID-19 diagnostic tests with changes in the second quarter in projected testing demand driven by several factors, including significant reductions in cases in the U.S. and other major developed countries, the accelerated rollout of COVID-19 vaccines globally and the U.S. health authority’s updated guidance on testing for fully vaccinated individuals. In the second quarter of 2021, Abbott recorded charges of $499 million under this plan in Cost of products sold. The charge recognized in the second quarter included fixed asset write-downs of $80 million, inventory-related charges of $248 million, and other exit costs, which included contract cancellations and employee-related costs of $171 million.

In the third quarter of 2021, as the Delta variant of COVID-19 spread and the number of new COVID-19 cases increased significantly particularly in the U.S., demand for rapid COVID-19 tests increased significantly. As a result, in the third quarter Abbott sold approximately $120 million of inventory that was previously estimated to have no net realizable value under the second quarter restructuring action. In addition, the estimate of other exit costs was reduced by a net $19 million as Abbott fulfilled its purchase obligations under certain contracts for which a liability was recorded in the second quarter or Abbott settled with the counterparty in the third quarter.

Other (Income) Expense, net

Other income, net increased from $46 million of income in the third quarter of 2020 to $74 million of income in the third quarter of 2021 and from $25 million of income in the first nine months of 2020 to $214 million of income in the first nine months of 2021. The increase in the third quarter was primarily due to higher income in 2021 related to the non-service cost components of net pension and post-retirement medical benefit costs. The increase in the first nine months of 2021 was primarily due to a $100 million change related to the nonrecurrence of 2020 equity investment impairments, a gain on the sale of an equity method investment in 2021 and higher income in 2021 related to the non-service cost components of net pension and post-retirement medical benefit costs.

Interest Expense, net

Interest expense, net was virtually unchanged versus the prior year, decreasing $4 million in the third quarter of 2021 and decreasing $3 million in the first nine months of 2021 due to the reduction in interest expense driven by lower interest rates in 2021. The effect of higher cash and short-term investment balances mostly offset the impact of lower interest rates on interest income in the first nine months of 2021.

Taxes on Earnings from Continuing Operations

Taxes on earnings from continuing operations reflect the estimated annual effective rates and include charges for interest and penalties. In the first nine months of 2021 and 2020, taxes on earnings from continuing operations include approximately $97 million and $87 million, respectively, in excess tax benefits associated with share-based compensation. In the first nine months of 2020, taxes on earnings from continuing operations also include approximately $81 million in tax benefits related to the settlement of the former St. Jude Medical consolidated group’s 2014 through 2016 federal income tax returns in the U.S. Earnings from discontinued operations, net of tax, in the first nine months of 2020 reflect the recognition of $20 million of net tax benefits primarily as a result of the resolution of various tax positions related to prior years.

Tax authorities in various jurisdictions regularly review Abbott’s income tax filings. Abbott believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits may decrease approximately $80 million, including cash adjustments, within the next twelve months as a result of concluding various domestic and international tax matters.

Liquidity and Capital Resources September 30, 2021 Compared with December 31, 2020

The increase in cash and cash equivalents from $6.8 billion at December 31, 2020 to $9.3 billion at September 30, 2021 primarily reflects the cash generated from operations in the first nine months of 2021, partially offset by the payment of dividends, capital expenditures and share repurchases. Working capital was $10.6 billion at September 30, 2021 and $8.5 billion at December 31, 2020. The increase in working capital in 2021 primarily reflects the increase in cash and cash equivalents partially offset by an increase in the current portion of long-term debt.

In the Condensed Consolidated Statement of Cash Flows, Net cash from operating activities for the first nine months of 2021 totaled $7.5 billion, an increase of $3.4 billion over the prior year primarily due to higher operating earnings and improved working capital management, partially offset by higher cash taxes paid. Cash taxes paid in 2021 totaled approximately $990 million versus $700 million in 2020. Other, net in Net cash from operating activities was a use of $140 million for the first nine months of 2021 and a source of $42 million for the first nine months of 2020. The year-over-year change in Other, net in Net cash from operating activities reflects the nonrecurrence of 2020 non-cash impairment charges related to intangible assets and equity investments.

In September 2019, the board of directors authorized the early redemption of up to $5 billion of outstanding long-term notes. As of September 30, 2021, $2.15 billion of the $5 billion authorization remains available.

At September 30, 2021, Abbott’s long-term debt rating was A+ by Standard & Poor’s Corporation and A2 by Moody’s Investors Service. Abbott expects to maintain an investment grade rating. Abbott has readily available financial resources, including lines of credit of $5.0 billion which expire in 2025.

In October 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott’s common shares from time to time. The 2019 authorization was in addition to the approximately $100 million of the share repurchase program authorized in 2014 that remained unused as of December 31, 2020. In the first nine months of 2021, Abbott repurchased 10.1 million of its common shares for $1.187 billion which fully utilized the authorization remaining under the 2014 share repurchase program and a portion of the 2019 authorization. As of September 30, 2021, $1.910 billion remains available for repurchase under the 2019 share repurchase program.

On April 27, 2016, the board of directors authorized the issuance and sale for general corporate purposes of up to 75 million common shares that would result in proceeds of up to $3 billion. No shares have been issued under this authorization.

In each of the first three quarters of 2021, Abbott declared a quarterly dividend of $0.45 per share on its common shares, which represents an increase of 25 percent over the $0.36 per share dividend declared in each of the first three quarters of 2020.

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

PART I.     FINANCIAL INFORMATION

Item 4.      Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The President and Chief Executive Officer, Robert B. Ford, and Chief Financial Officer, Robert E. Funck, Jr., evaluated the effectiveness of Abbott Laboratories’ disclosure controls and procedures as of the end of the period covered by this report, and concluded that Abbott Laboratories’ disclosure controls and procedures were effective to ensure that information Abbott is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by Abbott in the reports that it files or submits under the Exchange Act is accumulated and communicated to Abbott’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting. During the quarter ended September 30, 2021, there were no changes in Abbott’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, Abbott’s internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

Abbott is involved in various claims, legal proceedings and investigations as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

					(d) Maximum
					Number (or
				(c) Total Number	Approximate
				of Shares (or	Dollar Value) of
	(a) Total			Units) Purchased	Shares (or Units)
	Number of		(b) Average	as Part of	that May Yet Be
	Shares (or		Price Paid per	Publicly	Purchased Under
	Units)		Share (or	Announced Plans	the Plans or
Period	Purchased		Unit)	or Programs	Programs
July 1, 2021 – July 31, 2021	450,000	(1)	$120.849	450,000	$2,540,924,508	(2)
August 1, 2021 – August 31, 2021	2,175,000	(1)	123.265	2,175,000	2,272,822,841	(2)
September 1, 2021 – September 30, 2021	3,002,035	(1)	120.814	3,000,000	1,910,394,012	(2)
Total	5,627,035	(1)	$121.764	5,625,000	$1,910,394,012	(2)
1.	These shares include the shares deemed surrendered to Abbott to pay the exercise price in connection with the exercise of employee stock options – 0 in July, 0 in August, 2,035 in September; and

These shares do not include the shares surrendered to Abbott to satisfy tax withholding obligations in connection with the vesting of restricted stock or restricted stock units.

2.	On October 11, 2019, the board of directors authorized the repurchase of up to $3 billion of Abbott common shares, from time to time.

Item 6.    Exhibits

Exhibit No.	Exhibit

3.1	By-Laws of Abbott Laboratories, as amended and restated effective August 30, 2021, filed as Exhibit 3.1 to the Abbott Laboratories Current Report on Form 8-K filed on September 1, 2021.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)).

Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be “filed” under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements and notes from the Abbott Laboratories Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statement of Earnings; (ii) Condensed Consolidated Statement of Comprehensive Income; (iii) Condensed Consolidated Balance Sheet; (iv) Condensed Consolidated Statement of Shareholders’ Investment; (v) Condensed Consolidated Statement of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

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

Date: November 3, 2021